Form 10QSB
period 1996-06-30
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1996-08-12
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      ---------------------------------

                                  FORM 10-QSB
         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________ to ______________

                         Commission File Number 0-19793

                      ---------------------------------

                       MARCUM NATURAL GAS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                      ---------------------------------

               DELAWARE                                       84-1169358
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

       1675 Broadway, Suite 2150
           Denver, Colorado                                      80202
(Address of principal executive offices)                      (Zip code)

                                (303)592-5555
            (Registrant's telephone number, including area code)

                      ---------------------------------

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X             No
                              ------            ------

         As of July 31, 1996 there were 12,179,688 shares of the issuer's Common Stock outstanding.

         Traditional Small Business Disclosure Format

                           Yes                No  X
                              ------            ------

================================================================================

                       MARCUM NATURAL GAS SERVICES, INC.

                                  FORM 10-QSB
                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

             Unaudited Consolidated Balance Sheets -
                      June 30, 1996 and December 31, 1995                     3

             Unaudited Consolidated Statements of Operations -
                      For the Three Months Ended June 30, 1996 and
                              June 30, 1995
                      For the Six Months Ended June 30, 1996 and
                              June 30, 1995                                   5


             Unaudited Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 1996 and
                      June 30, 1995                                           6


             Notes to Unaudited Consolidated Financial Statements             7


Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             JUNE 30,          DECEMBER 31,
                                                                               1996                1995
                                                                           -----------         ------------
ASSETS
- ------

CURRENT ASSETS:
    Cash and cash equivalents                                              $ 1,778,209         $  1,500,812
    Trade receivables, less allowance for doubtful accounts
        of $129,093 and $167,032, respectively                               4,411,486            4,761,242
    Other receivables                                                          175,425              387,138
    Inventory                                                                3,990,228            3,510,958
    Prepaid expenses and other current assets                                  323,244              362,254
                                                                           -----------         ------------

        Total current assets                                                10,678,592           10,522,404
                                                                           -----------         ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Equipment                                                                2,686,712            2,566,102
    Vehicles                                                                   123,917              155,189
    Furniture and fixtures                                                     639,217              633,991
    Land, building and improvements                                            471,858              439,958
                                                                           -----------         ------------
        Total                                                                3,921,704            3,795,240
    Less accumulated depreciation                                            2,126,830            1,873,968
                                                                           -----------         ------------

        Property, plant and equipment, net                                   1,794,874            1,921,272
                                                                           -----------         ------------

OTHER ASSETS:
    Customer lists (net of amortization of $1,567,078 and
        $1,316,970, respectively)                                            7,718,378            7,968,486
    Goodwill and other intangibles (net of amortization of
        $494,520 and $429,017, respectively)                                 1,298,794            1,057,013
    Investments in unconsolidated affiliates                                   322,788              152,460
    Other                                                                      200,489              156,622
                                                                           -----------         ------------

        Total other assets                                                   9,540,449            9,334,581
                                                                           -----------         ------------

TOTAL                                                                      $22,013,915         $ 21,778,257
                                                                           ===========         ============



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                           -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                       $ 1,464,732          $ 1,007,982
    Accrued and other liabilities                                            1,556,503            1,624,126
    Current maturities of notes payable                                        634,226              821,607
    Current maturities of long-term debt                                        12,819               14,678
                                                                           -----------          -----------

        Total current liabilities                                            3,668,280            3,468,393
                                                                           -----------          -----------

LONG-TERM NOTE PAYABLE                                                         187,381
                                                                           -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Redeemable preferred stock - Series A, $.01 par value;
        authorized, 1,000,000 shares; none issued and outstanding
    Redeemable preferred Stock - Series B, $.01 par value;
        authorized, 1,000,000 shares; none issued and outstanding
    Redeemable preferred stock - Series C, $.01 par value;
        authorized, 500,000 shares; none issued and outstanding
    Common stock, $.01 par value; authorized, 25,000,000 shares;
        issued and outstanding, 12,153,480 and 11,742,032
        shares, respectively                                                   121,535              117,420
    Additional paid-in-capital                                              36,793,074           36,320,946
    Accumulated deficit                                                    (18,756,355)         (18,128,502)
                                                                           -----------          -----------

        Total stockholders' equity                                          18,158,254           18,309,864





                                                                           -----------          -----------


TOTAL                                                                      $22,013,915          $21,778,257
                                                                           ===========          ===========



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      --------------------------- ---------------------------
                                                          JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                           1996          1995          1996          1995
                                                      ------------- ------------- ------------- -------------
REVENUES:
    Natural gas measurement sales and services         $ 4,735,276   $ 4,357,721   $ 9,439,976  $  9,754,614
    Natural gas refueling equipment sales                1,091,388     1,553,294     2,086,233     2,263,907
    Other                                                  261,467        53,742       412,968       103,711
                                                       -----------   -----------   -----------  ------------

        Total revenues                                   6,088,131     5,964,757    11,939,177    12,122,232
                                                       -----------   -----------   -----------  ------------

COSTS AND EXPENSES:
    Cost of measurement sales and services               3,159,513     2,909,756     6,187,523     6,321,451
    Cost of refueling equipment sales                      904,837     1,252,493     1,743,144     1,809,301
    General and administrative                           1,357,621     1,091,526     2,541,523     2,187,043
    Selling, marketing and service                         535,927       752,703     1,114,033     1,662,048
    Depreciation and amortization                          292,559       321,718       590,341       691,665
    Research and development                               161,626       405,433       342,258       843,715
    Interest and other                                      26,984        18,972        48,208        43,473
                                                       -----------   -----------   -----------  ------------

        Total costs and expenses                         6,439,067     6,752,601    12,567,030    13,558,696
                                                       -----------   -----------   -----------  ------------


NET LOSS                                               $  (350,936)  $  (787,844)  $  (627,853) $ (1,436,464)
                                                       ===========   ===========   ===========  ============

NET LOSS PER COMMON SHARE                              $     (0.03)  $     (0.07)  $     (0.05) $      (0.12)
                                                       ===========   ===========   ===========  ============


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                         12,017,868    11,732,032    11,973,869    11,734,040
                                                       ===========   ===========   ===========  ============






See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ------------------------------
                                                                                1996                1995
                                                                             ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $ (627,853)         $(1,436,464)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                         590,341             691,665
          Stock compensation expense                                            135,101
          Royalty payments made with restricted stock                            29,167
          Loss on disposal of assets                                              3,846
          Equity in (income) loss of unconsolidated affiliates                  (48,096)              3,269
    Changes in other assets and liabilities, net of effects
        of acquisitions:
          Trade receivables                                                     481,909             409,552
          Inventory                                                            (465,012)            486,329
          Other current assets                                                  364,502             438,825
          Other noncurrent assets                                               (43,919)            (78,628)
          Accounts payable                                                      390,218            (308,719)
          Accrued and other liabilities                                        (169,322)           (509,016)
                                                                             ----------         -----------
    Net cash provided by (used in) operating activities                         640,882            (303,187)
                                                                             ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                 (108,321)           (272,089)
    Additions to manufacturing rights and
        software development costs                                             (265,285)            (74,401)
    Net cash from acquisitions                                                  164,308
    Proceeds from sale of assets                                                 30,390               1,000
    Investments in unconsolidated affiliates                                   (245,125)
    Distributions from unconsolidated affiliates                                  9,050             121,925
                                                                             ----------         -----------
    Net cash used in investing activities                                      (414,983)           (223,565)
                                                                             ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on note payable to bank                                                           (316,000)
    Issuance of common stock, net                                                63,551
    Payments to redeem common stock subject
        to put agreement                                                                            (55,300)
    Payments on long-term debt and capital
        lease obligations                                                       (12,053)            (95,019)
                                                                             ----------         -----------
    Net cash provided by (used in) financing activities                          51,498            (466,319)
                                                                             ----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            277,397            (993,071)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,500,812           3,370,852
                                                                             ----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $1,778,209         $ 2,377,781
                                                                             ==========         ===========


    See notes to unaudited consolidated financial statements.

              MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  As of June 30, 1996 and December 31, 1995
         For the Three Month Periods Ended June 30, 1996 and 1995 and
            For the Six Month Period Ended June 30, 1996 and 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Marcum Natural Gas Services, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the consolidated financial position of the Company and its subsidiaries as of June 30, 1996 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 1996 and 1995.

2.       ACQUISITIONS

         Effective January 1, 1996, the Company, through its wholly-owned subsidiary, Metretek, Incorporated, acquired the remaining 57.5% outstanding shares of Metretek Europe, of which Metretek previously owned 42.5% of the outstanding shares. In connection with this acquisition, the Company issued 175,000 shares of restricted common stock valued at $141,815. The fair value of assets acquired was $389,085, including cash in the amount of $211,747. The fair value of liabilities assumed was $133,428. Metretek's investment in Metretek Europe at December 31, 1995 was $113,842. The acquisition was accounted for as a purchase and the results of operations of Metretek Europe, which are immaterial to consolidated operations have been included in the Consolidated Statement of Operations from the date of acquisition.

         On June 21, 1996, the Company, through its wholly-owned subsidiary, Metretek, acquired substantially all of the assets of Sigma VI. Total consideration for the assets of Sigma VI was $90,000 payable $45,000 at closing, $15,000 payable September 18, 1996 and $30,000 payable December 17, 1996. Sigma VI is engaged in circuit board assembly, cable assembly and related services primarily to customers in the electronics industry located in Melbourne, Florida and the surrounding area. The acquisition was accounted for as a purchase and the results of operations of Sigma VI, which are immaterial to consolidated operations, have been included in the Consolidated Statement of Operations from the date of acquisition.

3.       NOTES PAYABLE

         As of June 30, 1996, Metretek had an $821,607 balance outstanding on a demand note made payable to a commercial bank arising under a secured line of credit which had expired on April 30, 1996. On August 5, 1996, Metretek entered into a loan and security agreement with the bank converting the outstanding balance into two loans: a $421,607 term loan repayable in equal monthly principal payments plus interest over an 18 month period, and a $400,000 revolving line of credit payable on demand, pending demand, with interest only payable monthly and a maturity of January 31, 1998. The term loan and the line of credit are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted. In addition, the Company has provided a guaranty to the bank. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a tangible net worth level and other related financial ratios and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek. The line of credit is subject to a mandatory reduction provision which requires the balance outstanding to be reduced to $300,000 and $200,000 for 30 consecutive day periods during 1996 and 1997, respectively.

4.       STOCK COMPENSATION AND STOCK OPTIONS

         In January 1996, the Company approved a non-qualified, compensatory Employee Stock Purchase Plan (the "1996 Plan"), which allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 100% of the lower of the beginning or ending fair market value of each one-month offering period and are matched by the Company on a share-for-share basis. Purchases are limited to 15% of an employee's eligible compensation. A total of 200,000 shares of common stock are registered for offer and issuance under the 1996 Plan.

         In March 1996, the Board of Directors approved the issuance of up to 90,000 restricted shares of the Company's common stock to seven key executives, of which 67,500 (75%) have been issued. The final issuance of shares will be in September 1996.

         Effective June 4, 1996, pursuant to stockholder ratification of the Board of Directors' authorization, all outstanding stock options held by the officers, directors, employees and consultants of the Company were repriced to an exercise price of $1.59 per share, the last sale price of the Common Stock as reported on the Nasdaq National Market on March 8, 1996, the date of the Board of Directors' authorization.

5.       COMMITMENTS AND CONTINGENCIES

         On June 27, 1996, the Company, through its wholly-owned subsidiary, Metretek, amended certain payment provisions of its license agreement related to sales by Metretek of royalty-bearing products utilizing certain metering patents owned by the licensor. Under terms of the original license agreement, Metretek had a commitment to pay in cash a 5% royalty on sales of royalty-bearing products with a minimum annual royalty of $50,000 through the year 2003. Payment terms under the amended license agreement provide for 1) the issuance of restricted shares of the Company's common stock with a market value of $100,000 as determined based on the average of the last sale price of the Company's shares as reported on the Nasdaq National Market for ten consecutive trading days preceding the amendment date in payment of royalties due on November 6, 1996 and 1997; and 2) the issuance on November 6 annually through the year 2001 of restricted shares of the Company's common stock with a market value equal to the royalty amount due as determined based on the average of the last sale price of the Company shares as reported on the Nasdaq National Market for ten consecutive trading days preceding each November 6. In connection with the amended license agreement, 72,727 restricted shares of the Company's common stock were issued on June 27, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the Company's consolidated financial condition as of June 30, 1996 and the Company's results of operations for the six month periods ended June 30, 1996 and 1995 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary products and services and should assist in understanding the Company's results of operations for the periods presented.

                                                                          Six Months Ended
                                                                              June 30,
                                                                   ------------------------------
                                                                       1996               1995
                                                                    (dollar amounts in thousands)

         REVENUES:
                 Southern Flow  . . . . . . . . . . . .            $ 5,364               $ 5,539
                 Metretek . . . . . . . . . . . . . . .              4,076                 4,216
                 Marcum Fuel  . . . . . . . . . . . . .              2,086                 2,264
                 Total      . . . . . . . . . . . . . .             11,939                12,122
         GROSS PROFIT:
                 Southern Flow  . . . . . . . . . . . .              1,352                 1,559
                 Metretek . . . . . . . . . . . . . . .              1,901                 1,874
                 Marcum Fuel  . . . . . . . . . . . . .                343                   455
                 Total      . . . . . . . . . . . . . .              3,596                 3,888
         NET INCOME (LOSS):
                 Southern Flow  . . . . . . . . . . . .                459                   620
                 Metretek . . . . . . . . . . . . . . .                294                  (602)
                 Marcum Fuel  . . . . . . . . . . . . .               (813)                 (813)
                 Total      . . . . . . . . . . . . . .               (628)               (1,436)

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         Revenues. Revenues decreased $183,055, or 2%, for the six months ended June 30, 1996 compared to the same period in 1995. Revenues from Southern Flow decreased $174,936, or 3%, for the six months ended June 30, 1996, compared to the same period in 1995, due to bad weather, which restricted some field services in the current period, and also due to increased pricing pressures from customers and competitors. Revenues from Metretek decreased $139,702, or 3%, for the six months ended June 30, 1996, compared to the same period in 1995, which was comprised of a decrease in international sales of $351,293, offset in part by an increase in Metretek's domestic sales of $211,591. The decrease in Metretek's international sales was comprised of a decrease in sales to a South American customer of approximately $435,000, as well as a decrease in sales to Canadian customers of approximately $363,000, offset in part by an increase in European sales of approximately $408,000 through Metretek's wholly-owned subsidiary, Metretek Europe. The increase in Metretek's domestic revenues was comprised of an approximately $400,000 increase in automatic meter reading (AMR) systems offset in part by an approximately $189,000 decrease in sales primarily to one customer of OEM products which are then resold by the customer, mainly to natural gas utility companies. The Company believes that a significant portion of the increase in Metretek's domestic AMR revenues is attributable to the deregulation of the interstate natural gas pipeline industry, which has increased the need for timely and accurate measurement data for the Company's natural gas utility customers in order to support more sophisticated billing techniques, and to an increase in the price of certain products. Revenues from Marcum Fuel decreased $177,674, or 8%, for the six months ended June 30, 1996 compared to the same period in 1995 due to delays in the completion of current projects in its natural gas refueling station design, construction and installation service operations. Other revenues increased $309,257, or 298%, for the six months ended June 30, 1996 compared to the same period in 1995. The primary reasons for the increase resulted from additional MGT revenue of approximately $197,000 due to fees, reimbursements and equity income received by MGT from a business trust formed in February 1996 for which there were no comparable fees, reimbursements and equity income received in 1995 and an increase of approximately $155,000 in other revenues from Metretek resulting primarily from the receipt of approximately $124,000 in settlement with a former licensee for royalty payments due through June 30, 1995, the date the former licensee ceased operations.

         Costs and Expenses. Cost of sales and services decreased $200,085, or 3%, for the six months ended June 30, 1996 compared to the same period in 1995. Cost of sales and services from Southern Flow increased a nominal $33,102, or 1%, in the six months ended June 30, 1996 compared to the same period last year. Southern Flow's gross profit margin after costs of sales and services decreased from 28.2% to 25.2% in the 1996 period compared to the same period in the previous year due primarily to increased pricing pressures from customers and competitors as well as increased operating lease costs incurred in 1996. Costs of sales and services from Metretek decreased $167,030, or 7%, in the six month period in 1996 compared to the same period in 1995 and was due primarily to Metretek's decreased sales in 1996, including a decrease in certain orders in South America relating to the resale of measurement equipment not manufactured by Metretek. These South American sales have higher associated costs than sales of AMR products manufactured by Metretek and, as a result, when combined with cost reductions effected by Metretek in August 1995, Metretek's gross profit margin after costs of sales and services increased from 44.4% to 46.6% in the 1996 period compared to the same period in 1995. Costs of sales and services from Marcum Fuel decreased $66,157, or 4%, in the six months ended June 30, 1996 compared to the same period last year due to lower activity levels in this segment. Marcum Fuel's gross profit margin after costs of sales decreased from 20.1% to 16.4% in the 1996 period compared to the same period in 1995, reflecting a lower level of sales to which certain fixed operating costs are allocated.

         General and administrative expenses increased $354,480, or 16%, for the six months ended June 30, 1996 compared to the same period in 1995. This increase resulted primarily from increases in expenses of Metretek of approximately $171,000 due to costs incurred at its wholly-owned subsidiary, Metretek Europe, for which there were no comparable costs in 1995, an increase in expenses of Southern Flow of approximately $70,000 attributable to increased personnel costs, an increase in expenses of MGT of approximately $64,000 reflecting unreimbursed costs incurred in connection with the formation of a business trust in February 1996 for which there were no comparable costs in 1995 as well as increased compensation costs, an increase in expenses of Marcum Fuel of approximately $34,000 attributable to increased professional costs incurred, and an increase in general corporate expenses of approximately $15,000 attributable to the implementation of the Company's new employee stock purchase plan.

         Selling, marketing and service expenses decreased $548,015, or 33%, for the six months ended June 30, 1996 compared to the same period in 1995. This decrease resulted primarily from (i) an overall decrease in Marcum Fuel and Metretek's sales, (ii) a reduction in personnel and (iii) a reduction in advertising and promotional expenses, and to a lesser extent, to the transition from an exclusive distributorship arrangement for Metretek's products in the United States and Canada to a direct sales force in the United States beginning in February 1995.

         Depreciation and amortization expenses decreased $101,325, or 15%, for the six months ended June 30, 1996 compared to the same period in 1995. This decrease was primarily due to reduced depreciation costs associated with Southern Flow leased vehicles, no longer accounted for as a capital lease arrangement, as well as the 1995 write-off of $135,035 of certain Southern Flow assets no longer in service. The lease was amended and is now accounted for as an operating lease and the lease expense is reflected primarily in costs of measurement sales and services.

         Research and development expenses decreased $501,457, or 59%, for the six months ended June 30, 1996 compared to the same period in 1995, which resulted from a decrease of approximately $104,000 related to Marcum Fuel and a decrease of approximately $397,000 related to Metretek. The decrease in research and development expenses at Marcum Fuel reflects the completion of certain product developments in early 1995. The decrease in research and development expenses at Metretek reflects the termination of two projects during 1995 and a reduction in personnel in August 1995.

SEASONALITY

         The business of Marcum Fuel and Metretek are subject to seasonal fluctuations. Historically, those businesses have realized a higher portion of their revenues in the third and fourth quarters of the calendar year and the lowest portion of their revenues in the first quarter. The business of Metretek is particularly dependent on sales to natural gas utilities. The utility industry is generally characterized by long budget and purchase cycles. Purchases of Metretek's products by utilities are, to a substantial extent, deferrable in the event utilities reduce capital expenditures as a result of such conditions as unfavorable regulatory decisions, poor revenues due to weather conditions or general economic downturns.

FINANCIAL CONDITION AND LIQUIDITY

         The Company requires capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses,
(iii) capital expenditures for property and equipment and software development, and (iv) the funding of possible future acquisitions.

         Net cash provided by operating activities was approximately $641,000 for the six months ended June 30, 1996. The principal components of this increase in cash were (i) cash provided of approximately $482,000 due to the reduction in accounts receivables, (ii) cash provided in the amount of approximately $390,000 for the increase of accounts payable, (iii) approximately $83,000 of cash provided by operations, before changes in assets and liabilities, (iv) approximately $151,000 of net cash provided for a combination of the payment of miscellaneous liabilities offset by proceeds from miscellaneous assets, and (v) cash used in the amount of approximately $465,000 related to the increases in inventory levels.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1996 will be approximately $747,000, of which approximately $731,000 will relate to Metretek's business and approximately $16,000 will relate to Marcum Fuel's business. Research and development expenses in the amount of $342,258 were incurred in the six month period ended June 30, 1996.

         The Company anticipates capital expenditures in 1996 of approximately $475,000, including $250,000 expected to be capitalized in connection with software development at Metretek. The Company's capital expenditures in the six month period ended June 30, 1996, were $373,606, including capitalized manufacturing rights and software development costs in the amount of $265,285. The Company's capital expenditures are expected to be primarily for production and laboratory equipment, computer hardware and software.

         The Company sells certain of its products and services under protection of various purchaser warranties. The Company provides a reserve for estimated warranty repair costs. Warranty repair expenses in the amount of $36,024 were incurred in the six month period ended June 30, 1996, and the estimated reserve balance was approximately $13,000 at that date.

         As of June 30, 1996, Metretek had an $821,607 balance outstanding on a demand note made payable to a commercial bank arising under a secured line of credit which had expired on April 30, 1996. On August 5, 1996, Metretek entered into a loan and security agreement with the bank converting the outstanding balance into two loans: a $421,607 term loan repayable in equal monthly principal payments plus interest over an 18 month period, and a $400,000 revolving line of credit payable on demand, pending demand, with interest only payable monthly and a maturity of January 31, 1998. The term loan and the line of credit are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted. In addition, the Company has provided a guaranty to the bank. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a tangible net worth level and other related financial ratios and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable, and 50% of raw materials inventory of Metretek. The line of credit is subject to a mandatory reduction provision which requires the balance outstanding to be reduced to $300,000 and $200,000 for 30 consecutive day periods during 1996 and 1997, respectively.

         In connection with the formation of Marcum Midstream 1995-2 Business Trust (the Trust) on February 8, 1996, MGT acquired 5% of the total preferred shares of the Trust for approximately $245,000. Funding for the acquired interest was provided by reimbursements to MGT of fees and expenses by the Trust when it was formed.

         Based on the Company's current plans and assumptions, management believes that a combination of cash on hand and expected cash flow from operations will be sufficient to fund its operations, capital commitments and the continued development of its business for at least the next twelve months. Depending upon the Company's financial condition and business activity, the Company could seek additional funds through debt financing or other sources. However, there can be no assurance that such additional funds would be available on terms acceptable to the Company.

                                    PART II.
                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders of Marcum Natural Gas Services, Inc., held on June 4, 1996, the following proposals were submitted to a vote of security holders:

Proposal 1:      To elect three Class II Directors of the Company, each for a three year term expiring at the 1999 Annual Meeting of
                 Stockholders:

                                                                FOR             WITHHOLD
                                                                ---             --------
                 A. Bradley Gabbard                          10,543,547          216,752
                 Stephen E. McGregor                         10,593,047          167,252
                 Albert F. Thomasson                         10,543,833          216,466

Proposal 2:      To approve an amendment to the Company's 1991 Stock Option
                 Plan to increase the number of shares of common stock issuable thereunder from 900,000 to 1,400,000.

                            FOR             AGAINST           ABSTAIN           NOT VOTED
                            ---             -------           -------           ---------
                         9,490,838          569,972            33,625            665,864

Proposal 3:      To approve and ratify the repricing of outstanding stock
                 options held by the Company's officers, employees and consultants.

                            FOR             AGAINST           ABSTAIN           NOT VOTED
                            ---             -------           -------           ---------
                         6,863,218         2,096,725          773,262           1,027,094

Proposal 4:      To approve an amendment to the Company's Directors' Stock
                 Option Plan to reprice stock options outstanding thereunder.

                            FOR             AGAINST           ABSTAIN           NOT VOTED
                            ---             -------           -------           ---------
                         6,837,204         2,123,346          771,420           1,028,329

Proposal 5:      To ratify the appointment of Deloitte & Touche LLP as the
                 Company's independent public accountants for the fiscal year ending December 31, 1996.

                            FOR             AGAINST           ABSTAIN
                            ---             -------           -------
                        10,529,264          200,853            30,182

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits

                 10.1 Amendment of Nonstatutory Stock Option Agreement dated as of June 4, 1996, by and between Marcum Natural Gas Services, Inc. and John T. Moore.

                 10.2 Loan and Security Agreement dated as of August 5, 1996, by and between Metretek, Incorporated and First Union National Bank of Florida.

                 10.3 Marcum Natural Gas Services, Inc. Second Amended and Restated Directors' Stock Option Plan effective June 4, 1996.

                 27          Financial Data Schedule.

         (b) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MARCUM NATURAL GAS SERVICES, INC.



                                By:         /s/ W. Phillip Marcum
                                    ----------------------------------------
Date:      August 12, 1996          W. Phillip Marcum
                                    President and Chief Executive Officer





                                By:         /s/ A. Bradley Gabbard
                                    ----------------------------------------
Date:      August 12, 1996          A. Bradley Gabbard
                                    Executive Vice President and
                                      Chief Financial Officer

                                 EXHIBIT INDEX




NO.                       DESCRIPTION
10.1                      Amendment of Nonstatutory Stock Option Agreement dated as of June 4,
                          1996, by and between Marcum Natural Gas Services, Inc. and John T.
                          Moore.

10.2                      Loan and Security Agreement dated as of August 5, 1996, by and between Metretek, Incorporated and First Union National Bank of
                          Florida.

10.3                      Marcum Natural Gas Services, Inc. Second Amended and Restated
                          Directors' Stock Option Plan effective June 4, 1996.

27                        Financial Data Schedule