Form 10QSB
period 1996-09-30
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1996-11-05
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ------------------------------

                                  FORM 10-QSB

             (Mark One)
             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to________

                         Commission File Number 0-19793

                         ------------------------------

                       MARCUM NATURAL GAS SERVICES, INC.
       (Exact name of small business issuer as specified in its charter)

                         ------------------------------

               DELAWARE                                     84-1169358
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

     1675 Broadway, Suite 2150
          Denver, Colorado                                     80202
(Address of principal executive offices)                     (Zip code)

                                 (303)592-5555
                          (Issuer's telephone number)

                         ------------------------------

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X             No
                              -----             -----

         As of October 31, 1996 there were 12,261,172 shares of the issuer's Common Stock outstanding.

         Traditional Small Business Disclosure Format

                           Yes                No  X
                              -----             -----

================================================================================

                       MARCUM NATURAL GAS SERVICES, INC.

                                  FORM 10-QSB
                               TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Unaudited Consolidated Balance Sheets -
                          September 30, 1996 and December 31, 1995                                                    3

                 Unaudited Consolidated Statements of Operations -
                          For the Three Months Ended September 30, 1996 and
                                  September 30, 1995
                          For the Nine Months Ended September 30, 1996 and
                                  September 30, 1995                                                                  5

                 Unaudited Consolidated Statements of Cash Flows -
                          For the Nine Months Ended September 30, 1996 and
                          September 30, 1995                                                                          6

                 Notes to Unaudited Consolidated Financial Statements                                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                                   9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                            15


Signatures                                                                                                           16

                                    PART I.
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             1996                  1995
                                                                         -------------         ------------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                                              $ 1,270,673          $ 1,500,812
    Trade receivables, less allowance for doubtful accounts
        of $122,867 and $167,032, respectively                               4,312,638            4,761,242
    Other receivables                                                          219,775              387,138
    Inventory                                                                4,587,764            3,510,958
    Prepaid expenses and other current assets                                  353,553              362,254
                                                                           -----------          -----------

        Total current assets                                                10,744,403           10,522,404
                                                                           -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Equipment                                                                2,684,369            2,566,102
    Vehicles                                                                   136,917              155,189
    Furniture and fixtures                                                     663,265              633,991
    Land, building and improvements                                            483,255              439,958
                                                                           -----------          -----------
        Total                                                                3,967,806            3,795,240
    Less accumulated depreciation                                            2,232,901            1,873,968
                                                                           -----------          -----------

        Property, plant and equipment, net                                   1,734,905            1,921,272
                                                                           -----------          -----------

OTHER ASSETS:
    Customer lists (net of amortization of $1,692,133 and
        $1,316,970, respectively)                                            7,593,323            7,968,486
    Goodwill and other intangibles (net of amortization of
        $525,887 and $429,017, respectively)                                 1,404,988            1,057,013
    Investments in unconsolidated affiliates                                   312,927              152,460
    Other                                                                      203,375              156,622
                                                                           -----------          -----------

        Total other assets                                                   9,514,613            9,334,581
                                                                           -----------          -----------

TOTAL                                                                      $21,993,921          $21,778,257
                                                                           ===========          ===========



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             1996                 1995
                                                                         -------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                      $  1,684,345         $  1,007,982
    Accrued and other liabilities                                            1,891,427            1,624,126
    Current maturities of notes payable                                        681,071              821,607
    Current maturities of long-term debt                                        12,819               14,678
                                                                          ------------         ------------

        Total current liabilities                                            4,269,662            3,468,393
                                                                          ------------         ------------

LONG-TERM NOTE PAYABLE                                                         117,113
                                                                          ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Redeemable preferred stock - Series A, $.01 par value;
        authorized, 1,000,000 shares; none issued and outstanding
    Redeemable preferred stock - Series B, $.01 par value;
        authorized, 1,000,000 shares; none issued and outstanding
    Redeemable preferred stock - Series C, $.01 par value;
        authorized, 500,000 shares; none issued and outstanding
    Common stock, $.01 par value, authorized, 25,000,000
        shares; issued and outstanding, 12,261,172 and
        11,742,032 shares, respectively                                        122,612              117,420
    Additional paid-in-capital                                              36,921,348           36,320,946
    Accumulated deficit                                                    (19,436,814)         (18,128,502)
                                                                          ------------         ------------

        Total stockholders' equity                                          17,607,146           18,309,864






                                                                          ------------         ------------


TOTAL                                                                     $ 21,993,921         $ 21,778,257
                                                                          ============         ============



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                       -------------------------   ------------------------
                                                          1996          1995          1996          1995
                                                       -----------  ------------   -----------   -----------
REVENUES:
    Natural gas measurement sales and services         $ 4,195,598   $ 4,285,274   $13,635,574   $14,039,888
    Natural gas refueling equipment sales                1,149,434       566,416     3,235,667     2,830,323
    Other                                                   72,114        37,666       485,082       141,377
                                                       -----------   -----------   -----------   -----------

        Total revenues                                   5,417,146     4,889,356    17,356,323    17,011,588
                                                       -----------   -----------   -----------   -----------


COSTS AND EXPENSES:
    Cost of measurement sales and services               2,766,113     2,933,401     8,953,636     9,254,852
    Cost of refueling equipment sales                    1,008,821       448,660     2,751,965     2,257,961
    General and administrative                           1,304,731     1,187,945     3,846,254     3,374,988
    Selling, marketing and service                         548,809       745,708     1,662,842     2,407,756
    Depreciation and amortization                          284,003       307,885       874,344       999,550
    Research and development                               161,313       353,704       503,571     1,197,419
    Interest and other                                      23,815       179,227        72,023       222,700
                                                       -----------   -----------   -----------   -----------

        Total costs and expenses                         6,097,605     6,156,530    18,664,635    19,715,226
                                                       -----------   -----------   -----------   -----------


NET LOSS                                               $  (680,459)  $(1,267,174)  $(1,308,312)  $(2,703,638)
                                                       ===========   ===========   ===========   ===========


NET LOSS PER COMMON SHARE                                   $(0.06)       $(0.11)       $(0.11)       $(0.23)
                                                            ======        ======        ======        ======


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                         12,187,409    11,732,032    12,045,569    11,733,363
                                                       ===========   ===========   ===========   ===========





See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -------------------------------
                                                                               1996                1995
                                                                            ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                               $(1,308,312)        $(2,703,638)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                          874,344             999,550
        Stock compensation expense                                             219,652
        Royalty payments made with restricted stock                             41,667
        Loss on disposal of assets                                              11,705             138,598
        Equity in (income) loss of unconsolidated affiliates                   (56,290)              4,423
    Changes in other assets and liabilities, net of effects
      of acquisitions:
        Trade receivables                                                      580,757             617,687
        Inventory                                                           (1,066,341)            539,280
        Other current assets                                                   273,368             292,590
        Other noncurrent assets                                                (47,891)            (35,005)
        Accounts payable                                                       609,831            (420,970)
        Accrued and other liabilities                                          169,949            (344,272)
                                                                           -----------          ----------
    Net cash provided by (used in) operating activities                        302,439            (911,757)
                                                                           -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                (178,916)           (573,507)
    Additions to manufacturing rights and
        software development costs                                            (402,845)           (222,241)
    Net cash from acquisitions                                                 164,308
    Proceeds from sale of assets                                                30,390               8,868
    Investments in unconsolidated affiliates                                  (245,125)
    Distributions from unconsolidated affiliates                                27,106             124,166
                                                                           -----------          ----------
    Net cash used in investing activities                                     (605,082)           (662,714)
                                                                           -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on note payable to bank                                       (23,423)            (26,393)
    Issuance of common stock, net                                              112,327
    Payments to redeem common stock subject
        to put agreement                                                                           (55,300)
    Payments on long-term debt and capital
        lease obligations                                                      (16,400)            (79,102)
                                                                            ----------          ----------
    Net cash provided by (used in) financing activities                         72,504            (160,795)
                                                                            ----------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (230,139)         (1,735,266)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,500,812           3,370,852
                                                                            ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,270,673         $ 1,635,586
                                                                           ===========         ===========



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 1996 and December 31, 1995
       For the Three Month Periods Ended September 30, 1996 and 1995 and
          For the Nine Month Periods Ended September 30, 1996 and 1995


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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the consolidated financial position of the Company and its subsidiaries as of September 30, 1996 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995.

2.       ACQUISITIONS

         Effective January 1, 1996, the Company, through its wholly-owned subsidiary, Metretek, Incorporated, acquired the remaining 57.5% outstanding shares of Metretek Europe, of which Metretek previously owned 42.5% of the outstanding shares. In connection with this acquisition, the Company issued 175,000 shares of restricted common stock valued at $141,815. The fair value of assets acquired was $389,085, including cash in the amount of $211,747. The fair value of liabilities assumed was $133,428. Metretek's investment in Metretek Europe at December 31, 1995 was $113,842. The acquisition was accounted for as a purchase and the results of operations of Metretek Europe, which are immaterial to consolidated operations, have been included in the Consolidated Statement of Operations from the date of acquisition.

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

3.       NOTES PAYABLE

         On August 5, 1996, Metretek entered into a loan and security agreement with a commercial bank converting the $821,607 outstanding balance of its demand note with the bank into two loans: a $421,607 term loan repayable in equal monthly principal payments plus interest over an 18 month period, and a $400,000 revolving line of credit payable on demand, pending demand, with interest only payable monthly and a maturity of January 31, 1998. The term loan and the line of credit are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted. In addition, the Company has provided a guaranty to the bank. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek. The line of credit is subject to a mandatory reduction provision which requires the balance outstanding to be reduced to $300,000 and $200,000 for 30 consecutive day periods during 1996 and 1997, respectively.

4.       STOCK COMPENSATION AND STOCK OPTIONS

         In January 1996, the Company approved a non-qualified, compensatory Employee Stock Purchase Plan (the "1996 Plan"), which allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 100% of the lower of the beginning or ending fair market value of each one-month offering period and are matched by the Company on a share-for-share basis. Purchases are limited to 15% of an employee's eligible compensation. A total of 200,000 shares of common stock are registered for offer and issuance under the 1996 Plan, of which 183,913 shares had been issued through September 30, 1996. No additional shares of common stock are expected to be issued under the 1996 Plan.

         In March 1996, the Board of Directors approved the issuance of up to 90,000 restricted shares of the Company's common stock to seven key executives, of which 87,500 shares have been issued and the remaining shares have been forfeited.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the nine month periods ended September 30, 1996 and 1995 and of the consolidated financial condition of the Company as of September 30, 1995 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ------------------------------
                                                                         1996                1995
                                                                      ----------          ----------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)

         REVENUES:
                 Southern Flow                                         $ 8,057            $ 8,152
                 Metretek                                                5,578              5,888
                 Marcum Fuel                                             3,236              2,830
                 Total                                                  17,356             17,012

         GROSS PROFIT:
                 Southern Flow                                           2,027              2,238
                 Metretek                                                2,655              2,547
                 Marcum Fuel                                               484                572
                 Total                                                   5,166              5,357

         NET INCOME (LOSS):
                 Southern Flow                                             700                734
                 Metretek                                                   83             (1,039)
                 Marcum Fuel                                            (1,208)            (1,338)
                 Total                                                  (1,308)            (2,704)


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Revenues. Revenues decreased $344,735, or 2%, for the nine months ended September 30, 1996 compared to the same period in 1995. Revenues from Southern Flow decreased $94,430, or 1%, for the nine months ended September 30, 1996, compared to the same period in 1995, due to increased pricing pressures from customers and competitors. Revenues from Metretek decreased $309,884, or 5%, for the nine months ended September 30, 1996, compared to the same period in 1995, which was comprised of a decrease in international sales of $768,525, offset in part by an increase in Metretek's domestic sales of $458,641. The decrease in Metretek's international sales was comprised of a decrease in sales to a South American customer of approximately $435,000, as well as a decrease in sales to Canadian customers of approximately $464,000, offset in part by an increase in European sales of approximately $126,000 through Metretek's wholly-owned subsidiary, Metretek Europe. The increase in Metretek's domestic revenues was comprised of an approximate $480,000 increase in automatic meter reading (AMR) systems, as well as an approximate $82,000 increase in circuit board assembly sales through Metretek's wholly-owned subsidiary, Sigma VI, offset in part by an approximately $103,000 decrease in sales primarily to one customer of OEM products which are then resold by the customer, mainly to natural gas utility companies. The Company believes that a significant portion of the increase in Metretek's domestic AMR revenues is attributable to the deregulation of the interstate natural gas pipeline industry, which has increased the need for timely and accurate measurement data for the Company's natural gas utility customers in order to support more sophisticated billing techniques, and to an increase in the price of certain products. Revenues from Marcum Fuel increased $405,344, or 14%, for the nine months ended September 30, 1996 compared to the same period in 1995 due to an increase in projects awarded in its natural gas refueling station design, construction and installation service operations. Other revenues increased $343,705, or 243%, for the nine months ended September 30, 1996 compared to the same period in 1995. The primary reasons for the increase resulted from additional MGT revenue of approximately $252,000 due to fees, reimbursements and equity income received by MGT from a business trust formed in February 1996 for which there were no comparable fees, reimbursements and equity income received in 1995 and an increase of approximately $156,000 in other revenues from Metretek resulting primarily from the receipt of approximately $124,000 in settlement with a former licensee for royalty payments due through June 30, 1995, the date the former licensee ceased operations. These increases were partially offset by an approximately $61,000 decrease in interest income for the nine months ended September 30, 1996, compared to the same period in 1995.

         Costs and Expenses. Cost of sales and services increased $192,788, or 2%, for the nine months ended September 30, 1996 compared to the same period in 1995. Cost of sales and services from Southern Flow increased $117,255, or 2%, in the nine months ended September 30, 1996 compared to the same period last year. Southern Flow's gross profit margin after costs of sales and services decreased from 27.5% to 25.2% in the 1996 period compared to the same period in the previous year due primarily to increased pricing pressures from customers and competitors as well as increased operating lease costs incurred in 1996. Costs of sales and services from Metretek decreased $418,471, or 13%, in the nine month period in 1996 compared to the same period in 1995 and was due primarily to Metretek's decreased sales in 1996, including a decrease in certain orders in South America relating to the resale of measurement equipment not manufactured by Metretek. These South American sales have higher associated costs than sales of AMR products manufactured by Metretek and, as a result, when combined with cost reductions effected by Metretek in August 1995, Metretek's gross profit margin after costs of sales and services increased from 43.2% to 47.6% in the 1996 period compared to the same period in 1995. Costs of sales and services from Marcum Fuel increased $494,004, or 22%, in the nine months ended September 30, 1996 compared to the same period last year due to higher activity levels in this segment. Marcum Fuel's gross profit margin after costs of sales decreased from 20.2% to 14.9% in the 1996 period compared to the same period in 1995, reflecting competitive pricing pressures in the industry.

         General and administrative expenses increased $471,266, or 14%, for the nine months ended September 30, 1996 compared to the same period in 1995. This increase resulted primarily from increases in expenses of Metretek of approximately $330,000 due to costs incurred at its wholly-owned subsidiary, Metretek Europe, for which there were no comparable costs in 1995, an increase in expenses of Southern Flow of approximately $92,000 attributable to increased personnel costs, an increase in expenses of Marcum Fuel of approximately $43,000 attributable to increased professional costs incurred, and an increase in general corporate expenses of approximately $6,000 attributable to the implementation of the Company's new employee stock purchase plan, offset in part by a reduction in professional and other administrative costs incurred.

         Selling, marketing and service expenses decreased $744,914, or 31%, for the nine months ended September 30, 1996 compared to the same period in 1995. This decrease resulted primarily from (i) an overall decrease in Metretek's sales, (ii) a reduction in personnel and (iii) a reduction in advertising and promotional expenses, and (iv) to a lesser extent, to the transition from an exclusive distributorship arrangement for Metretek's products in the United States and Canada to a direct sales force in the United States in 1995.

         Depreciation and amortization expenses decreased $125,206, or 13%, for the nine months ended September 30, 1996 compared to the same period in 1995. This decrease was primarily due to reduced depreciation costs associated with Southern Flow leased vehicles, no longer accounted for as a capital lease arrangement, as well as the 1995 write-off of $135,035 of certain Southern Flow assets no longer in service. The lease was amended and is now accounted for as an operating lease and the lease expense is reflected primarily in costs of measurement sales and services.

         Research and development expenses decreased $693,848, or 58%, for the nine months ended September 30, 1996 compared to the same period in 1995, which resulted from a decrease of approximately $151,000 related to Marcum Fuel and a decrease of approximately $543,000 related to Metretek. The decrease in research and development expenses at Marcum Fuel reflects the completion of certain product developments in early 1995. The decrease in research and development expenses at Metretek reflects the termination of two projects during 1995 and a reduction in personnel in August 1995.

         Interest and other expenses decreased $150,677, or 68%, for the nine months ended September 30, 1996 compared to the same period in 1995. This decrease was primarily due to a non-cash charge of $135,035 in 1995 for the write-off of certain Southern Flow assets no longer in service.

SEASONALITY

         The business of Metretek is subject to seasonal fluctuations, being largely dependent on sales to natural gas utilities. The utility industry is generally characterized by long budget and purchase cycles. Purchases of Metretek's products by utilities are, to a substantial extent, deferrable in the event utilities reduce capital expenditures as a result of such conditions as unfavorable regulatory decisions, poor revenues due to weather conditions or general economic downturns.

FINANCIAL CONDITION AND LIQUIDITY

         The Company requires capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses,
(iii) capital expenditures for property and equipment and software development, and (iv) the funding of possible future acquisitions.

         Net cash provided by operating activities was approximately $302,000 for the nine months ended September 30, 1996. The principal components of this increase in cash were (i) cash provided of approximately $581,000 due to the reduction in accounts receivables, (ii) cash provided in the amount of approximately $610,000 for the increase of accounts payable, (iii) approximately $394,000 of net cash provided for a combination of the payment of miscellaneous liabilities offset by proceeds from miscellaneous assets, (iv) approximately $217,000 of cash used in operations, before changes in assets and liabilities, and (v) cash used in the amount of approximately $1,066,000 related to the increases in inventory levels.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1996 will be approximately $747,000, of which approximately $731,000 will relate to Metretek's business and approximately $16,000 will relate to Marcum Fuel's business. Research and development expenses in the amount of $503,571 were incurred in the nine month period ended September 30, 1996.

         The Company anticipates capital expenditures in 1996 of approximately $620,000, including $410,000 expected to be capitalized in connection with manufacturing rights and software development at Metretek and Marcum Fuel. The Company's capital expenditures in the nine month period ended September 30, 1996, were $581,761, including capitalized manufacturing rights and software development costs in the amount of $402,845. The Company's capital expenditures are expected to be primarily for production and laboratory equipment, computer hardware and software.

         The Company sells certain of its products and services under protection of various purchaser warranties. The Company provides a reserve for estimated warranty repair costs. Warranty repair expenses in the amount of $52,494 were incurred in the nine month period ended September 30, 1996, and the estimated reserve balance was approximately $13,000 at that date.

         On August 5, 1996, Metretek entered into a loan and security agreement with a commercial bank converting the $821,607 outstanding balance of its demand note with the bank into two loans: a $421,607 term loan repayable in equal monthly principal payments plus interest over an 18 month period, and a $400,000 revolving line of credit payable on demand, pending demand, with interest only payable monthly and a maturity of January 31, 1998. The term loan and the line of credit are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted. In addition, the Company has provided a guaranty to the bank. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable, and 50% of raw materials inventory of Metretek. The line of credit is subject to a mandatory reduction provision which requires the balance outstanding to be reduced to $300,000 and $200,000 for 30 consecutive day periods during 1996 and 1997, respectively.

         In connection with the formation of Marcum Midstream 1995-2 Business Trust (the Trust) on February 8, 1996, MGT acquired 5% of the total preferred shares of the Trust for approximately $245,000. Funding for the acquired interest was provided by reimbursements to MGT of fees and expenses by the Trust when it was formed.

         Based on the Company's current plans and assumptions, management believes that its capital resources, including its cash on hand, and expected cash flow from operations will be sufficient to fund its working capital needs, capital commitments and debt service requirements for at least the next twelve months. Depending upon the Company's financial condition, including its liquidity needs and business activity, the conditions in the capital and other financial markets, as well as other factors, the Company may from time to time seek additional funds from the proceeds of debt financing, the sale of equity or assets or other financing methods. However, there can be no assurance that the Company will be able to obtain any such additional funds when needed or on terms that will be favorable to the Company.

FORWARD-LOOKING STATEMENTS

         The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as certain other parts of this report on Form 10-QSB, that are not based upon historical fact are forward-looking statements. The forward-looking statements in this report are based on the current expectations of management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include, but are not limited to, changes in the natural gas and other alternative fuels industries and the regulation thereof; the capital resources, technological requirements and internal business plans of the natural gas utilities industry; technological changes in the natural gas industry; the timely development and market acceptance of new product designs and technologies; the receipt and timing of future customer orders; as well as other risks and uncertainties that are discussed in this report or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                                    PART II.
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MARCUM NATURAL GAS SERVICES, INC.



                                     By:          /s/ W. Phillip Marcum
                                              ---------------------------------
Date:    November 5, 1996                     W. Phillip Marcum
                                              President and Chief Executive
                                              Officer







                                     By:          /s/ A. Bradley Gabbard
                                              ----------------------------------
Date:    November 5, 1996                     A. Bradley Gabbard
                                              Executive Vice President and
                                              Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT
-------

  27                  Financial Data Schedule