Form 10KSB
period 1996-12-31
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1997-03-28
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            --------------------

                                  FORM 10-KSB
         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ____________

                         Commission File Number 0-19793

                            --------------------

                       MARCUM NATURAL GAS SERVICES, INC.
                 (Name of small business issuer in its charter)

                            --------------------

           DELAWARE                                             84-1169358
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  1675 BROADWAY, SUITE 2150, DENVER, CO  80202
              (Address of principal executive offices) (zip code)

                                 (303) 592-5555
                (Issuer's telephone number, including area code)


      Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes x     No
                                                              ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              ----

The issuer's revenues for its most recent fiscal year ended December 31, 1996 were $23,614,051.

As of February 28, 1997, the aggregate market value of the shares of Common Stock held by non-affiliates was $10,261,186, based upon $1.06 per share of Common Stock, the last sale price of the Common Stock as reported on the Nasdaq National Market as of the close of business on such date.

As of February 28, 1997, 12,307,327 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No x
                                                               ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None


================================================================================

                                  FORM 10-KSB
                               TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I        ITEM 1.  DESCRIPTION OF BUSINESS                                               1
                       General                                                               1
                       Business Strategy                                                     1
                       Southern Flow Companies, Inc.                                         2
                       Metretek, Incorporated                                                2
                       Marcum Fuel Systems, Inc.                                             4
                       Marcum Gas Transmission, Inc.                                         5
                       Competition                                                           6
                       Regulation                                                            7
                       Employees                                                             9
                       Research and Development                                              9
                       Raw Materials                                                         9
                       Patents and Other Proprietary Rights                                  9
              ITEM 2.  DESCRIPTION OF PROPERTY                                              10
              ITEM 3.  LEGAL PROCEEDINGS                                                    11
              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11

PART II       ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS                                                  12
              ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        14
                       Results of Operations                                                14
                       Financial Condition and Liquidity                                    16
              ITEM 7.  FINANCIAL STATEMENTS                                                 18
              ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE                               18

PART III      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                       CONTROL PERSONS; SECTION 16(a) BENEFICIAL
                       OWNERSHIP REPORTING COMPLIANCE                                       19
                       Directors and Executive Officers                                     19
                       Key Employees                                                        21
                       Section 16(a) Beneficial Ownership Reporting Compliance              21
              ITEM 10. EXECUTIVE COMPENSATION                                               22
                       Summary Compensation                                                 22
                       Employment Agreements and Compensation Arrangements                  22
                       Stock Option Grants                                                  23
                       Stock Option Exercises and Values                                    24
                       Director Compensation                                                24
              ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT                                                       26
              ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       27
              ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                     27

SIGNATURES                                                                                  31

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Marcum Natural Gas Services, Inc. is a diversified provider of products and services to the natural gas and natural gas utility industries. References to the "Company" herein include Marcum Natural Gas Services, Inc. and its subsidiaries, unless the context indicates otherwise. The Company's operations include natural gas measurement services, the manufacture and distribution of remote natural gas meter reading systems, and the engineering, design, manufacture, and sale of complete compressed natural gas ("CNG") fueling equipment for the natural gas vehicle market. The Company is also engaged in the acquisition of natural gas gathering, processing and transportation facilities and related assets.

         The Company, incorporated in Delaware on April 5, 1991, is a holding company that conducts its operations through four directly-owned subsidiaries:
Southern Flow Companies, Inc. ("Southern Flow"), Metretek, Incorporated ("Metretek"), Marcum Fuel Systems, Inc. ("Marcum Fuel"), and Marcum Gas Transmission, Inc. ("MGT"). In June 1991, the Company commenced its operations by acquiring a natural gas measurement company and rights to its CNG dispensers and licenses of certain technologies. In April 1993, the Company significantly enlarged its natural gas measurement operations by acquiring substantially all of the assets of the Southern Flow Companies division of Weatherford International Incorporated ("Weatherford") and expanded its CNG operations by acquiring a provider of CNG refueling station equipment and engineering, design and equipment selection services. Marcum Fuel was formed in April 1993 to consolidate the Company's CNG businesses. On March 17, 1994, the Company acquired Metretek, a manufacturer of remote natural gas meter reading systems, pursuant to a merger.

BUSINESS STRATEGY

         The Company's strategy is to position itself as an integrated provider of natural gas support products and services. Recently, the natural gas industry has been characterized by relatively abundant domestic reserves, increasing demand, volatile prices and regulatory changes that include the deregulation of the interstate pipeline industry and the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"). The Company's strategy has been to acquire and develop businesses that are positioned to take advantage of these trends.

         In implementing this strategy, the Company acquired substantially all of the assets of the Southern Flow Companies division of Weatherford, a provider of natural gas measurement services, and Metretek, a manufacturer of natural gas meter reading systems. Metretek has benefitted from the increased need for natural gas measuring and monitoring services that resulted from the Federal Energy Regulatory Commission ("FERC") Order 636 that required interstate pipelines to unbundle, or separate, their natural gas sales and transportation services. The Company expects Metretek to continue to benefit as individual state regulatory agencies implement provisions similar to FERC Order 636 on local gas distribution companies ("LDC"s), which have historically been significant customers of Metretek's products.

         In addition, the Company has acquired and developed certain CNG dispenser technology, and has become a provider of CNG refueling station products and services. To date, demand for Marcum Fuel's products and services has been due to both the economic advantages of the use of CNG as a fuel in fleets, transit authorities and similar mass-vehicle users, as well as legislation and governmental incentives. These businesses may further benefit from regulatory requirements, such as the Energy Policy Act of 1992 ("Energy Policy Act") and the Clean Air Act Amendments.

         While the Company regularly engages in discussions relating to potential acquisitions and dispositions, the Company has no present agreement, commitment or understanding with respect to any such acquisition or disposition.

SOUTHERN FLOW COMPANIES, INC.

         Southern Flow provides a full range of natural gas measurement services. This subsidiary commenced operations on June 11, 1991 under the name Measurement Auditors Company, Inc. (and later renamed Marcum Gas Measurement, Inc.) and was significantly expanded on April 30, 1993 when it acquired substantially all of the assets of a division of Weatherford, after which it changed its name to Southern Flow Companies, Inc. Through its predecessors, Southern Flow has provided measurement services to the natural gas industry since 1953.

         Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Natural gas measurement services are used by producers of natural gas and pipeline companies to verify the quantity of natural gas production from producing wells. To ensure that such data is accurate, on-site field services and data collection must be coordinated with chart integration and data development and management to produce timely reports. Southern Flow's field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow's chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow provides these services through 10 division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

         A majority of natural gas measurement services are currently performed internally by natural gas producers and pipeline companies. The market for independent natural gas measurement services is fragmented, with no single company having the ability to exercise control. In addition to price, the primary consideration for natural gas measurement customers is the quality of services and the ability to maintain data integrity since natural gas measurement has a direct effect on the natural gas producer's revenue and royalty and working interest owner obligations. The Company believes that it is able to effectively compete by (i) providing dependable integrated measurement services, (ii) maintaining local offices in proximity to its customer base, and (iii) retaining experienced and competent personnel.

         Southern Flow provides measurement services to a variety of customers with various natural gas measurement needs, including independent natural gas producers and major oil and natural gas companies. Southern Flow also provides its measurement services to a variety of natural gas gathering, pipeline and transmission companies, and petro-chemical companies.

METRETEK, INCORPORATED

         Metretek was acquired by the Company pursuant to a merger on March 17, 1994. Metretek was founded in Melbourne, Florida in February 1977 as a developer, manufacturer and distributor of remote electronic automatic meter reading ("AMR") systems. Metretek's current line of products consists primarily of automated systems based on a patented technology that collect and analyze natural gas consumption data and communicate it over existing voice telephone networks to a central computer for additional processing. These AMR systems are used primarily to monitor the consumption by industrial and commercial customers of natural gas distribution utility companies, commonly referred to as local distribution companies ("LDC"s). AMR systems allow natural gas transporters and sellers to monitor the natural gas consumption of their customers from a single remote site, typically the LDC's headquarters, without the need to travel on-site to collect customer consumption data.

         Metretek's product development efforts are designed to allow it to be responsive to customers' specific requirements. AMR systems can be modified to communicate using cellular telephone technology or VHF radio technology and can be powered by a variety of sources. Metretek's ability to use alternative communication techniques and power supplies allows it to customize its products based on specific customer needs. In addition to its AMR systems, Metretek has developed an electronic corrector interface that allows natural gas metering devices to communicate with central computers using a variety of communication protocols. Metretek also offers a broad array of customer support services which are directed at maintaining customer satisfaction and obtaining customer loyalty.

         For the two years ended 1996, sales of AMR systems represented approximately 91% of Metretek's revenues compared to approximately 80% of Metretek revenues in 1994. The remainder of Metretek's revenues for the three year period were attributable primarily to sales of products made on an original equipment manufacturer ("OEM") basis, primarily to one customer who resold the OEM products mainly to natural gas utility companies. The increase in percentage of AMR sales in 1996 and 1995 compared to 1994 is due to a reduction in OEM sales. Until January 1995, Metretek's products were marketed in the U.S. and Canada exclusively through Mercury Instruments, Inc. under the supervision of Metretek's regional sales managers. Since then, Metretek has been marketing and distributing its products in the U.S. and Canada entirely through its own direct sales force.

         Metretek's export sales have decreased over the past two years from approximately 25% to 21% of Metretek's revenues (which constituted a decline from 9% to 7% of the Company's consolidated revenues). Approximately 67% of Metretek's exports for 1996 went to Western Europe, approximately 26% went to Canada, and approximately 6% went to Australia. Effective January 1, 1996, Metretek acquired the remaining 57.5% ownership interest in Metretek Europe Limited ("Metretek Europe") in exchange for 175,000 shares of restricted Common Stock of the Company, at which time Metretek Europe became a wholly-owned subsidiary of Metretek. Metretek Europe, of which Metretek previously owned 42.5%, is a company organized under the laws of Great Britain and located in Camberley, England. Metretek Europe sells Metretek products in Western Europe and certain Asian nations including Pakistan and Taiwan. Metretek utilizes a direct sales force in conjunction with distributors to market its products in Argentina, Mexico, Australia, Brazil and Columbia.

         Metretek's AMR systems customers are primarily LDCs. Metretek's OEM product customers are primarily manufacturers of measurement products. During the 1996 fiscal year, Metretek sold its AMR products to approximately 90 customers and sold OEM products primarily to one manufacturer.

         On June 21, 1996, Metretek acquired the assets of Sigma VI, Inc. ("Sigma VI") for a total purchase price of $90,000 cash. Sigma VI is engaged in circuit board assembly, cable assembly and related services primarily to customers in the electronics industry located in Melbourne, Florida and the surrounding area. Revenues from Sigma VI, since the date of acquisition, totaled approximately $214,000 in 1996.

         In January 1997, Metretek entered into a Memorandum of Understanding (the "MOU") with CellNet Data Systems, Inc. ("CellNet"), which is engaged in the provision of wireless data communication services to utilities for the principal purpose of providing automated network meter reading, to cooperate through a strategic alliance that would engage in the development of "end point products" compatible with CellNet's wireless data communications network in order to offer a broader range of information and communication services to the natural gas utility industry. The MOU provides for (i) CellNet to license to Metretek its technology for Metretek to develop and produce end-point products compatible with CellNet's communications network and to market them to CellNet and/or subscribers to CellNet's services in the United States, (ii) the parties to explore the use of CellNet's residential gas product enclosure as the housing for a new Metretek residential telephone-based metering product, (iii) Metretek to license to CellNet its data collection and management software system for integration into the CellNet system, and (iv) Metretek and CellNet to agree to non-exclusive joint marketing and sales efforts.

         Metretek's business strategy includes developing cooperative relationships with measurement equipment providers and software application developers that will utilize or enhance Metretek's metering devices or software. The Company believes that Metretek's success in penetrating markets for industrial applications in the natural gas utility industry as well as in the residential commercial market will depend in large part on its ability to develop and cultivate these relationships. There can be no assurance that Metretek will be able to develop these relationships, or that the alliance with CellNet will continue or be successful in achieving its purposes.

         The natural gas utility industry is in transition. Customer demands and regulatory mandates by federal, state and local governments are forcing utilities to transform themselves from regulated monopolies into competitive enterprises. Today, commercial and industrial customers can negotiate to purchase natural gas directly from producers or brokers, while utilities are required to provide transportation of such gas to customers' facilities.

         Metretek is currently exploring various other remote monitoring and consumption recording application opportunities both within and outside of the natural gas utility industry. First generation products have been developed and are being sold for pressure monitoring and cathodic protection monitoring of natural gas pipelines. Products are in development for remote monitoring and control of stand-by power generators and for power outage detection and reporting. In addition, modifications to existing products are also being considered to produce products and systems that would automatically and remotely determine, measure, record and report on liquid levels in storage tanks.

MARCUM FUEL SYSTEMS, INC.

         In June 1991, the Company acquired from Engineering Measurements Company, Inc. ("EMCO") the rights to its CNG dispensers and the license of certain technologies (including proprietary metering and flow control technology) giving the Company the exclusive right to use such technology to manufacture and sell CNG dispensers and related products. In April 1993, the Company acquired a provider of CNG refueling station equipment and engineering, design and equipment selection services. Marcum Fuel was formed in April 1993 to consolidate the Company's CNG businesses, DVCO Fuel Systems, Inc. and Marcum CNG Systems, Inc.

         Marcum Fuel is in the business of engineering, manufacturing, marketing and selling its CNG fueling equipment, systems and related products. Marcum Fuel holds three patents on the technology relating to its CNG dispensers, which utilize a proprietary metering system to measure and regulate the flow of CNG during refueling of vehicles. Marcum Fuel's metering technology combines the use of sonic nozzles, densitometers, microcomputers and other instruments which measure natural gas flowing through the dispenser. Marcum Fuel's CNG dispenser technology allows accurate metering to be achieved under widely varying pressure and temperature environments and flow conditions.

         Marcum Fuel is also engaged in the business of engineering, designing, assembling, installing and servicing CNG refueling stations. Marcum Fuel provides refueling station equipment, engineering, design and equipment selection services, as well as station installation and start-up and also provides maintenance and technical services to its customers.

         Domestic demand for CNG fueling products and services has been influenced by federal and state clean air and pollution control legislation imposing tighter emission standards, and clean fuel fleet program mandates contained in the Clean Air Act Amendments and the Energy Policy Act, which legislation is intended to increase the use of alternative transportation fuels. The Clean Air Act Amendments and the Energy Policy Act establish requirements that certain percentages of purchases of new vehicles within "covered" fleets be powered by an alternative transportation fuel. However, the implementation of many of these requirements has been delayed, and other requirements have not been met or enforced. In addition, numerous regulatory rulings and actions are required to be made in order to implement most of these requirements. There is no assurance as to when or how many of these requirements will be implemented, or as to what these rulings or actions will provide, when they will be made, or what their impact will be upon the Company.

         Demand for Marcum Fuel's products and services has also been influenced by certain economic considerations of the use of CNG as a fuel including the effects of legislation and governmental incentives. Demand for Marcum Fuel's CNG products and services has been influenced by federal and state incentive programs encouraging the use of natural gas vehicles. A number of federal programs exist to provide financial assistance to state government and private sector interests to encourage the increased use of alternative fuels, including the Congestion Mitigation and Air Quality Improvement Program, the Department of Energy's Clean Cities Program and the Energy Policy Act. Several states offer some form of tax subsidy or interest subsidy to reduce the incremental cost of purchasing an alternative fuel vehicle or of converting an existing vehicle.

         Currently, several states have various programs in place that promote the use of alternative transportation fuels. Other factors that may influence the alternative transportation fuels domestic market include continuing concern about the nation's dependence on foreign, unstable supplies of crude oil and the recognition of relatively abundant and inexpensive domestic natural gas reserves. CNG is one of a number of alternative transportation fuels, and studies have demonstrated that CNG produces low levels of pollutant emissions compared to both traditional and other alternative transportation fuels. In addition to the domestic market, CNG is increasingly being used as an alternative transportation fuel in certain international markets. Purchasers of NGVs and Marcum Fuel's CNG products and services include utilities, private fleet owners, major gasoline retailers, school systems and transit authorities.

MARCUM GAS TRANSMISSION, INC.

         MGT was organized in 1991 to acquire natural gas gathering, processing and transportation facilities and related assets. The strategy of MGT is to acquire the assets and transfer them to partnerships or similar entities and to receive management compensation from and to retain an ownership interest in such entities. Marcum Capital Resources, Inc. ("MCR"), a broker-dealer registered with the National Association of Securities Dealers, Inc., was formed in 1992 as a wholly-owned subsidiary of MGT to secure private capital to finance acquisitions by these partnerships and other entities.

         MGT has formed and is a manager of and an investor in two ventures.
In March 1994, MGT and Goodrich Petroleum Company of Louisiana ("GPCL"), a significant stockholder of the Company, formed, and are the co-managing general partners of, Marcum-Patrick Pipeline Program 1993-1 L.P. (the "Pipeline Partnership"), which owns certain natural gas gathering systems and related assets in northwest Louisiana and northeast Texas. MGT and GPCL also hold a 4% and 6% limited partner interest, respectively, in the Pipeline Partnership. In 1996, MGT, as a co-managing general partner of the Pipeline Partnership, received approximately $24,000 as administrative and management fees.

         In February 1996, MGT formed Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), of which MGT is the managing trustee. MM 1995-2 purchased two deep injection water disposal facilities located in northeastern Colorado, which purchase was financed by a $5,650,000 private placement of preferred shares in MM 1995-2. MGT purchased 5% of the preferred shares in MM 1995-2 which was funded by reimbursements to MGT of fees and expenses by MM 1995-2 when it was formed. MGT, as managing trustee, is responsible for administrative activities of MM 1995-2 for which it is entitled to compensation from MM 1995-2. In addition, MGT, as managing trustee, is entitled to receive performance distributions equal to approximately 10% of the cash available for distribution by MM 1995-2 before "payout" and approximately 25% after "payout", as defined in the Declaration of Trust. In 1996, MGT earned approximately $99,000 in management and administrative fees and $121,000 in performance distributions.

         On February 7, 1997, MGT, as managing trustee of Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), entered into an option purchase agreement with Farstad Gas & Oil, LLC ("Farstad"). Pursuant to that agreement, Farstad has granted to MGT, on behalf of MM 1997-1, the sole and exclusive option ("Farstad Option") to acquire and expand a natural gas liquids processing plant located near Midland, Texas (the "Facility") at any time on or before August 21, 1997 for a base purchase price of $2,500,000 plus a subordinated beneficial interest in MM 1997-1. MM 1997-1 intends to acquire and expand the Facility with funding provided through a maximum $8,000,000 private placement of certain beneficial interests in MM 1997-1 referred to as preferred shares ("Preferred Shares"). MGT, as managing trustee of MM 1997-1, will be responsible for MM 1997-1's administrative activities for which it will be entitled to compensation from MM 1997-1 and will be entitled to receive performance distributions equal to approximately 10% of the cash available for distribution by MM 1997-1 before "payout" and approximately 25% after "payout", to be defined in the declaration of trust. In addition, MGT intends to acquire 5% of the total Preferred Shares of MM 1997-1 for a purchase price of a maximum of $400,000, which is the same price applicable to outside investors. In the event of the closing of the private placement and the exercise of the Farstad Option, MGT will be reimbursed for certain organizational, offering and acquisition expenses. However, the organization and capitalization of MM 1997-1 and the exercise of the Farstad Option are dependent on, among other things, the following: (i) that proceeds of at least $5,000,000 are raised in the private placement, and (ii) that MGT acquires 5% of the total Preferred Shares of MM 1997-1. There can be no assurance that these conditions will be met. See "Management's Discussion and Analysis -- Financial Condition and Liquidity."

COMPETITION

         Numerous companies compete directly with Southern Flow in the natural gas measurement services industry, including companies which provide the same services as Southern Flow and those which provide additional or related field services. Although a majority of natural gas measurement services is currently performed internally by natural gas producers and pipeline companies, most of Southern Flow's direct competition consists of small measurement companies providing limited services and serving limited geographical areas. Southern Flow offers a complete range of natural gas measurement services over a wide geographical area which management believes offers Southern Flow advantages over its competitors.

         The market for Metretek's natural gas AMR systems is serviced mainly by large manufacturers of metering devices which emphasize sales of its metering devices and offer remote monitoring and communication devices primarily as an accessory. Metretek believes that it has an advantage over these competitors because of its emphasis on the supply of automated remote meter reading systems. Metretek experiences additional competition from manufacturers of residential AMR systems, but believes that those systems are typically less functional and do not present a significant threat to Metretek's current customer base. Metretek competes primarily on the basis of product quality, applications expertise, and the quality of its service and support, rather than on the basis of price.

         To the knowledge of management, Marcum Fuel faces direct competition from a few companies utilizing technologies similar to that employed by Marcum Fuel. Marcum Fuel also faces competition from alternative transportation fuels which compete directly with CNG including reformulated gasoline, ethanol, methanol, clean diesel, electricity and propane. Management of the Company expects competition in this business to increase commensurate with the growth and development of the alternative fuels industry.

         MGT encounters strong competition from major and independent oil and natural gas companies and independent operators in acquiring and operating natural gas gathering, processing and transportation systems.

REGULATION

         Regulation of Natural Gas Industry Generally. The Company's operations are affected in various degrees by political developments and federal and state laws and regulations. In particular, natural gas production, operations and economics are affected by price controls, by environmental, tax and other laws relating to the natural gas industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such laws, rules and regulations. Natural gas industry legislation and agency regulation is periodically changed for a variety of political, economic and other reasons.

         The Company's international operations are also subject to the political, economic and other uncertainties of doing business abroad including, among others, risks of war, cancellation, expropriation, renegotiation or modification of contracts, export and transportation regulations and tariffs, taxation and royalty policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign government sovereignty over certain areas in which the Company conducts, plans to conduct or in the future may conduct operations.

         Federal and State Regulation of Natural Gas. FERC regulates the transportation and resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938. In 1992, FERC issued its Order 636 which extensively revised the regulation of interstate pipelines by requiring the operators of such pipelines to unbundle their transportation services from sales services (and allow customers to choose and pay for only the services they desire). The primary thrust of FERC Order 636 was to divest the interstate pipelines of their virtual monopoly over the interstate gas sales function. Management of the Company believes that as implementation of FERC Order 636 is undertaken by state regulatory agencies at the LDC level, demand for Metretek's products and services will increase due to increased emphasis on the importance of timely and accurate measurement and monitoring of natural gas in transportation and sales transactions.

         Environmental Regulation. While various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations as a result of their effect on natural gas development, exploration, production, transportation and dispensing operations, the Company's operations are not currently subject to substantial environmental laws and regulations. The Company believes it is in material compliance with those environmental laws and regulations to which it is subject. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate effect on the Company and cost of compliance to the Company.

         Clean Air Act Amendments. The Clean Air Act Amendments mandate the development of regulations for "clean alternative fuels," which include CNG, as well as reformulated gasoline, methanol, ethanol, diesel, liquid petroleum gas, hydrogen and electricity. The Clean Air Act Amendments require, among other things, the purchase of "clean fuel vehicles" by public and private owners in those primarily metropolitan areas of the United States that are shown to be "out of attainment" due to higher than allowable air pollution levels and who operate 10 or more motor vehicles capable of being centrally refueled. These fleet provisions are scheduled to be phased in commencing in 1998. Numerous regulatory rulings and actions are required to be made under the Clean Air Act Amendments in order to implement these fleet provisions. Based on U.S. EPA data for reporting years 1993-1995, 106 counties were designated non-attainment for ozone and 41 counties were designated non-attainment for particulate matter, nationwide. However, U.S. EPA has proposed new regulations further tightening air emission standards which, if adopted, are predicted to add an additional 229 counties to the ozone non-attainment list and an additional 167 counties to the particulate matter non-attainment list. The nature and timing of these rulings and actions could have an impact on sales of the Company's CNG dispensing products and services, and there is no assurance that currently scheduled requirements will be enforced or not. The Company cannot predict whether the currently scheduled provisions will be met or enforced, or what future rulings and actions will provide, when they will be made or what their impact will be on the Company.

         Energy Policy Act. The Energy Policy Act, enacted in October 1992, emphasizes vehicle fuel efficiency and the development of renewable energy sources. The final rule implementing the Energy Policy Act became effective April 15, 1996. The Energy Policy Act mandates equal treatment of domestic and imported natural gas supplies, expands the use of natural gas and other alternative fuel vehicles and funds natural gas research and development. The Energy Policy Act requires the use of "alternative fuel vehicles" in fleets of 20 or more light-duty motor vehicles capable of being centrally fueled that are used primarily in affected areas and that are owned, operated, leased or controlled by a governmental entity or any other person who controls 50 or more such vehicles. The areas affected by the Energy Policy Act include more than 120 metropolitan statistical areas, each with a 1980 population of more than 250,000. Alternative fuels permitted under the Energy Policy Act includes CNG, as well as methanol, ethanol, liquid petroleum gas, hydrogen, coal-derived liquid fuels and electricity, but do not presently include reformulated gasoline, a fuel staunchly opposed for inclusion by the Department of Energy ("DOE"). These fleet requirements began to phase-in during 1993, but the implementation of many of these requirements has been delayed, and other requirements have not been met or enforced. Initial fleet reporting requirements for model year 1997 vehicles must be submitted to the DOE by the end of calendar year 1997. The Company expects these provisions of the Energy Policy Act and its final rule to have a positive impact on the revenues of the Company's CNG dispensing products and services. However, numerous regulatory rulings and actions are necessary under the Energy Policy Act to implement these requirements, and the Company cannot predict what these rulings and actions will provide, when they will be made or what their impact will be on the Company, or whether additional fuels such as reformulated gasoline will be included as permitted alternative fuels.

         Regulation of CNG Activities. The Company's CNG dispensers utilize equipment that measures and regulates the flow and pressure of CNG. In addition, the Company provides complete CNG refueling station equipment and designs for equipment, components and stations. This equipment is typically subject to minimum safety standards. For example, National Fire Protection Association ("NFPA")-52 specifies the most common accepted standard for CNG vehicular fuel systems and NFPA-54 may apply to facilities utilized to deliver natural gas to vehicles. Even if such standards have not been adopted by governmental authorities in jurisdictions where the Company operates, they are typically referred to by purchasers to establish equipment specifications for equipment supplied by the Company. Additionally, dispensing equipment for natural gas must meet or exceed federal and state government standards of measurement accuracy. These existing safety and measurement standards and future changes in such standards may affect the market for the Company's CNG products and services.

EMPLOYEES

         At February 28, 1997, the Company and its subsidiaries had 256 full-time employees. None of the employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

RESEARCH AND DEVELOPMENT

         The Company conducts and/or contracts for basic research and product development on a continuing basis. Research activities have been primarily directed toward monitoring devices in its Metretek operations and CNG flow metering and dispensing products and services in its Marcum Fuel operations. The Company incurred $746,646 and $1,410,998 for research and development expenses during the years ended December 31, 1996 and 1995, respectively. The Company intends to continue to allocate resources to the research and development of new products in the future, which in the near future will be primarily in connection with Metretek's business.

         Metretek conducts product research and development on a continuing basis directed towards product improvement in anticipation of current and anticipated customer needs and towards developing products for potential new markets. Current research and development activities for existing markets are aimed at improving communications technology and the flexibility of user interfaces. Current research and development activities for potential new markets are directed at the development of pressure monitoring devices and corrosion protection measuring and monitoring in utility pipelines.

         A substantial portion of the research and development expenses relating to Marcum Fuel that were incurred in 1995 and 1996 related to the further development of the Company's proprietary metering system and improvements in the performance of its CNG dispenser. Marcum Fuel will continue to assess the need for further research and development of its CNG products and services as the CNG market and technology continues to develop.

RAW MATERIALS

         The Company's subsidiaries purchase memory chips, electronic components, printed circuit boards, fabricated sheet metal parts, machined components, raw steel, aluminum, metallic castings and various other raw materials for their products. While, in the opinion of management, the loss of any one supplier of materials would not have a material adverse impact on the business or operations of the Company, shortages in certain components such as memory chips, supply problems from the Company's suppliers or the Company's inability to develop alternative sources of supply quickly or cost-effectively could materially impact the Company's ability to manufacture its products and therefore could adversely affect the Company's business and operations. The Company mitigates this risk by maintaining an inventory of such materials.

PATENTS AND OTHER PROPRIETARY RIGHTS

         The Company believes that its patents with respect to technologies employed by Metretek and Marcum Fuel are important but are not indispensable to Metretek's and Marcum Fuel's businesses. Although the

Company anticipates seeking patent protection when possible, the Company relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position. Each of Metretek and Marcum Fuel requires its respective key employees to execute confidentiality agreements upon the commencement of employment.

         Metretek's monitoring devices utilize technology protected by patents which expire between 1997 and 2008. Metretek has licensed the use of its patented technology for its AMR systems to other manufacturing companies for integration into their products.

         Marcum Fuel holds four patents which expire between 2010 and 2013 regarding certain aspects of its CNG dispenser. Marcum Fuel has taken steps in various foreign countries to register these patents internationally. Marcum Fuel has also acquired from EMCO certain perpetual licenses to the proprietary metering technology underlying the CNG dispenser. Marcum Fuel has agreed to pay EMCO a 5% royalty on gross sales and leases of CNG dispensers and related products (and/or components of systems which incorporate or utilize the technology licensed by EMCO to Marcum Fuel) realized through 1997, subject to a minimum royalty of $50,000 per year. Marcum Fuel's license from EMCO may be terminated by either party in the event of a default by the other party for a material failure to comply with the terms of the license, or automatically in the event Marcum Fuel's sales of CNG dispensers and related products are less than $100,000 annually after six years.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases its corporate executive offices located in downtown Denver, Colorado, which contain 3,443 square feet. The lease currently has a monthly rental obligation of $3,916, including operating costs, expires July 31, 2001, and contains a market-rate renewable lease provision.

         Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; Brighton, Colorado; and Aztec, New Mexico. These offices have an aggregate of approximately 54,000 square feet, total monthly rental obligations of approximately $30,400 and terms expiring at various times through 2001. In addition, Southern Flow owns and occupies land and a 7,000 square foot office building in Dallas, Texas.

         Metretek leases its principal business offices, located in Melbourne, Florida, for its executive, manufacturing, engineering, warehouse and marketing operations. This facility has 39,125 square feet and a monthly rental obligation of $23,017. The lease expires June 30, 2005. Metretek has sub-leased 8,470 square feet of its space for $6,678 monthly rental, thereby reducing its net square footage and monthly rent to 30,655 and $16,339, respectively.

         Marcum Fuel currently leases approximately 15,000 square feet in an industrial district in Denver, Colorado, including office space and shop space. The lease has a monthly rental obligation of $4,667 and expires on December 31, 1998.

         MGT occupies a portion of the Company's corporate executive offices in downtown Denver referred to above.

ITEM 3.  LEGAL PROCEEDINGS

         A former employee filed an action in Denver District Court against DVCO Fuel Systems, Inc. and the Company on or about December 30, 1993 which is currently scheduled for trial on August 11, 1997. The former employee's remaining claims allege that the Company conspired with certain third parties to defraud him and that the Company intentionally interfered with certain contracts in which he had an interest. The former employee is seeking damages in the amount of approximately $420,000 and punitive damages. The Company has denied the former employee's claims and has asserted counterclaims against the former employee, alleging that (i) he breached an agreement with the Company which included a legal release, (ii) he made intentional and/or negligent misrepresentations regarding his qualification and reputation in the compressed natural gas industry, (iii) he breached his fiduciary duty to the Company, and
(iv) he disparaged the Company. Management of the Company believes that the former employee's claims are without merit and that both its counterclaims and its defenses to the former employee's claims are valid, and management intends to defend the lawsuit vigorously.

         Other than as set forth above, there are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company or any of its assets, other than litigation incidental to its business. Although the outcome of this litigation is not determinable with certainty, in the opinion of the Company's management, this litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MGAS". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market:

                                                              PRICE RANGE
                                                            -------------------
PERIOD                                                      HIGH        LOW
------                                                      ----        ----
1995:
         First Quarter  . . . . . . . . . . . . . . .       2.06        1.31
         Second Quarter   . . . . . . . . . . . . . .       1.81        1.25
         Third Quarter  . . . . . . . . . . . . . . .       1.53        1.00
         Fourth Quarter   . . . . . . . . . . . . . .       1.34        1.00

1996:
         First Quarter  . . . . . . . . . . . . . . .       1.69        1.13
         Second Quarter   . . . . . . . . . . . . . .       1.56        1.13
         Third Quarter  . . . . . . . . . . . . . . .       1.44        1.06
         Fourth Quarter   . . . . . . . . . . . . . .       1.13         .75


         As of February 28, 1997, there were 361 holders of record of the Common Stock. Because many of the shares of Common Stock are held by brokers and other institutions on behalf of the stockholders, the Company estimates there are at least 3,000 beneficial holders of its Common Stock.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company's Board of Directors does not anticipate paying any cash dividends in the foreseeable future, as it intends to retain any earnings to finance the growth of the Company's business. In addition, the Company's existing loan agreement does and its contemplated loan agreement is expected to (see "Item 6. Management's Discussion and Analysis -- Financial Condition and Liquidity") limit or restrict the ability of the Company to receive dividends from its subsidiaries, which effectively limits or restricts the Company's ability to pay dividends. The payment of any cash dividends on the Common Stock in the future will depend on such factors as the earnings, anticipated growth requirements, the operating and financial condition of the Company, contractual restrictions and any other factors deemed relevant by the Board of Directors.

         The Company issued 5,000 shares of Common Stock on March 8, 1996 and 2,500 shares of Common Stock on June 10, 1996 to Bobby W. Page, who was the Company's Vice President and Chief Financial Officer at the time of such issuances, as compensation for services rendered as an employee. On March 29, 1996, the Company issued 175,000 shares of Common Stock to the two remaining shareholders of Metretek Europe in exchange for 5,750 shares of Metretek Europe, constituting the remaining 57.5% of the outstanding shares of Metretek Europe. The Company, through Metretek, had previously owned 4,250 shares of Metretek Europe, constituting 42.5% of the outstanding shares of Metretek Europe. The Company issued 72,727 shares of Common Stock on June 27, 1996 and 50,155 shares of Common Stock on November 6, 1996 to a licensor under the terms of an amended license agreement as royalty payments for the license of certain metering patent rights. The foregoing transactions constitute all of the equity securities of the Company sold by the Company during 1996 that were not registered under the Securities Act of 1993, as amended ("Securities Act").

         Each of the unregistered sales described above was made pursuant to
Section 4(2) of the Securities Act, as a transaction not involving a public offering, based upon the facts that the Company reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, and each purchaser represented an intention to acquire the securities for investment only and not with a view to the distribution thereof. In connection with each transaction, no broker-dealers were used, no commissions were paid, and appropriate legends restricting transfer were affixed to the stock certificates issued in the transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the years ended December 31, 1996 and 1995 and of the consolidated financial condition of the Company as of December 31, 1996 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.


RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                   ------------------------
                                                    1996            1995
                                                   --------        --------
                                                (DOLLAR AMOUNTS IN THOUSANDS)

REVENUES:
        Southern Flow  . . . . . . . . . . . . .   $10,835         $10,815
        Metretek . . . . . . . . . . . . . . . .     7,584           8,202
        Marcum Fuel  . . . . . . . . . . . . . .     4,594           4,090
        Total  . . . . . . . . . . . . . . . . .    23,614          23,244

GROSS PROFIT:

        Southern Flow  . . . . . . . . . . . . .     2,689           2,901
        Metretek . . . . . . . . . . . . . . . .     3,743           3,835
        Marcum Fuel  . . . . . . . . . . . . . .       687             820
        Total  . . . . . . . . . . . . . . . . .     7,119           7,556

NET INCOME (LOSS):

        Southern Flow  . . . . . . . . . . . . .       976             983
        Metretek . . . . . . . . . . . . . . . .       152            (534)
        Marcum Fuel  . . . . . . . . . . . . . .    (1,549)         (1,771)
        Total  . . . . . . . . . . . . . . . . .    (1,541)         (2,629)



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Revenues increased $369,770, or 2%, for the year ended December 31, 1996 compared to the same period in 1995. Revenues from Southern Flow increased $20,438, or less than 1%, for the year ended December 31, 1996, compared to the same period in 1995. Revenues from Metretek decreased $618,291, or 8%, for the year ended December 31, 1996, compared to the same period in 1995, which was comprised of a decrease in international sales of $434,097, along with a decrease in Metretek's domestic sales of $184,194. The decrease in Metretek's international sales was comprised of a decrease in sales to a South American customer of approximately $433,000, as well as a decrease in sales to Canadian customers of approximately $316,000, offset in part by an increase in European sales of approximately $332,000 through Metretek's wholly-owned subsidiary, Metretek Europe. The decrease in Metretek's domestic revenues was comprised of an approximate $222,000 decrease in automatic meter reading (AMR) systems, as well as by an approximate $176,000 decrease in sales primarily to one customer of OEM products which are then resold by the customer, mainly to natural gas utility companies. These decreases were offset, in part, by an approximate $214,000 increase in circuit board assembly sales through Metretek's wholly-owned subsidiary, Sigma VI. The Company believes that the decrease in Metretek's domestic AMR revenues is attributable to the deferral of orders by utility companies and others who use Metretek's products offset, in part, by an increase in the price of certain products. Revenues from Marcum Fuel increased $503,440, or 12%, for the year ended December 31, 1996 compared to the same period in 1995 due to an increase in projects awarded in its natural gas refueling station design, construction and installation service operations. Other revenues increased $464,183, or 338%, for the year ended December 31, 1996 compared to the same period in 1995. The primary reasons for the increase resulted from additional MGT revenue of approximately $328,000 due to fees, reimbursements and equity income received by MGT from a business trust formed in February 1996 for which there were no comparable fees, reimbursements and equity income received in 1995 and an increase of approximately $203,000 in other revenues from Metretek resulting primarily from the receipt of approximately $124,000 in settlement with a former licensee for royalty payments due through June 30, 1995, the date the former licensee ceased operations. These increases were partially offset by an approximately $71,000 decrease in corporate interest income for the year ended December 31, 1996, compared to the same period in 1995.

         Costs and Expenses. Cost of sales and services increased $342,493, or 2%, for the year ended December 31, 1996 compared to the same period in 1995. Cost of sales and services from Southern Flow increased $232,873, or 3%, in the year ended December 31, 1996 compared to the same period last year. Southern Flow's gross profit margin after costs of sales and services decreased from 26.8% to 24.8% in the 1996 period compared to the same period in the previous year due primarily to increased pricing pressures from customers and competitors as well as increased operating lease costs incurred in 1996. Costs of sales and services from Metretek decreased $526,442, or 12%, for the year ended December 31, 1996 compared to the same period in 1995 and was due primarily to Metretek's decreased sales in 1996, including a decrease in certain orders in South America relating to the resale of measurement equipment not manufactured by Metretek. These South American sales have higher associated costs than sales of AMR products manufactured by Metretek and, as a result, when combined with cost reductions effected by Metretek in August 1995, Metretek's gross profit margin after costs of sales and services increased from 46.8% to 49.4% in the 1996 period compared to the same period in 1995. Costs of sales and services from Marcum Fuel increased $636,062, or 19%, in the year ended December 31, 1996 compared to the same period last year due to higher activity levels in this segment. Marcum Fuel's gross profit margin after costs of sales decreased from 20.0% to 15.0% in the 1996 period compared to the same period in 1995, reflecting competitive pricing pressures in the industry.

         General and administrative expenses increased $490,753, or 11%, for the year ended December 31, 1996 compared to the same period in 1995. This increase resulted primarily from increases in expenses of Metretek of approximately $345,000 due to costs incurred at its wholly-owned subsidiaries, Metretek Europe and Sigma VI, for which there were no comparable costs in 1995, an increase in expenses of Southern Flow of approximately $80,000 attributable to increased personnel costs, an increase in expenses of MGT of approximately $114,000 attributable to increased professional and personnel costs incurred. These increases were partially offset by a decrease in general corporate expenses of approximately $50,000 attributable to reduction in professional and personnel costs incurred.

         Selling, marketing and service expenses decreased $628,240, or 21%, for the year ended December 31, 1996 compared to the same period in 1995. This decrease resulted primarily from (i) an overall decrease in Metretek's sales,
(ii) a reduction in personnel at Metretek and Marcum Fuel, (iii) a reduction in advertising and promotional expenses at Metretek and Marcum Fuel, and (iv) to a lesser extent, to the transition from an exclusive distributorship arrangement for Metretek's products in the United States and Canada to a direct sales force in the United States in 1995.

         Depreciation and amortization expenses decreased $101,732, or 8%, for the year ended December 31, 1996 compared to the same period in 1995. This decrease was primarily due to reduced depreciation costs associated with Southern Flow leased vehicles, no longer accounted for as a capital lease arrangement, as well as the 1995 write-off of $135,035 of certain Southern Flow assets no longer in service. The lease was amended and is now accounted for as an operating lease and the lease expense is reflected primarily in costs of measurement sales and services.

         Research and development expenses decreased $664,352, or 47%, for the year ended December 31, 1996 compared to the same period in 1995, which resulted from a decrease of approximately $188,000 related to Marcum Fuel and a decrease of approximately $476,000 related to Metretek. The decrease in research and development expenses at Marcum Fuel reflects the completion of certain product developments in early 1995. The decrease in research and development expenses at Metretek reflects the termination of two projects during 1995 and a reduction in personnel involved in research and development activities in August 1995.

         Interest and other expenses decreased $157,058, or 63%, for the year ended December 31, 1996 compared to the same period in 1995. This decrease was primarily due to a non-cash charge of $135,035 in 1995 for the write-off of certain Southern Flow assets no longer in service.

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

         Net cash provided by operating activities was approximately $114,000 for the year ended December 31, 1996. The principal components of this increase in cash were (i) cash provided of approximately $395,000 due to the reduction in accounts receivables, (ii) cash provided in the amount of approximately $135,000 for the increase of accounts payable, (iii) approximately $459,000 of net cash provided for a combination of the payment of miscellaneous liabilities offset by proceeds from miscellaneous assets, (iv) approximately $218,000 of cash used in operations, before changes in assets and liabilities, and (v) cash used in the amount of approximately $657,000 related to the increases in inventory levels.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1997 will be approximately $1,220,000, substantially all of which will relate to Metretek's business. Research and development expenses in the amount of $746,646 were incurred in the year ended December 31, 1996.

         The Company's capital expenditures in 1996 were $632,579, including capitalized manufacturing rights and software development costs in the amount of $423,740. The Company anticipates capital expenditures in 1997 of approximately $250,000 primarily for production and laboratory equipment, computer hardware and software. The Company does not anticipate any capital expenditures related to capitalized software development costs in 1997.

         The Company sells certain of its products and services under protection of various purchaser warranties. The Company provides a reserve for estimated warranty repair costs. Warranty repair expenses in the amount of $65,731 were incurred in the year ended December 31, 1996, and the estimated reserve balance was approximately $13,000 at that date.

         On August 5, 1996, Metretek entered into a loan and security agreement with a commercial bank converting the $821,607 outstanding balance of its demand note with the bank into two loans: a $421,607 term loan repayable in equal monthly principal payments plus interest over an 18 month period, and a $400,000 revolving line of credit payable on demand, pending demand, with interest only payable monthly and a maturity of January 31, 1998. The term loan and the line of credit are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted, and guaranteed by the Company. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek. The line of credit is subject to a mandatory reduction provision which requires the balance outstanding to be reduced to $300,000 and $200,000 for 30 consecutive day periods during 1996 and 1997, respectively.

         In connection with the formation of MM 1995-2 on February 8, 1996, MGT acquired 5% of the total preferred shares of MM 1995-2 for approximately $245,125. Funding for the acquired interest was provided by reimbursements to MGT of fees and expenses by MM 1995-2 when it was formed.

         In order to fund its investment in MM 1997-1 and to enable it to exercise the Farstad Option (see "Item 1. Description of Business -- Marcum Gas Transmission, Inc."), MGT has received a written commitment from a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The loan commitment is contingent upon execution of a mutually satisfactory loan agreement which contains, among other things, the terms described herein. The MGT Loan will, if funded, be secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred share interest in MM 1997-1 and will be guaranteed by the Company. The loan agreement is expected to require the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and is expected to contain other standard covenants affecting the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is expected to be limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow (to be defined in the loan agreement). Although the Company expects to enter into the loan agreement in April 1997, there is no assurance that the loan agreement will be closed in April 1997 or at all. The failure of the MGT Loan to be timely funded could have an adverse effect on MGT's ability to organize and capitalize MM 1997-1 and exercise the Farstad Option and on the cash flow, business and operations of the Company.

         Based on the Company's current plans and assumptions (including the assumption that the MGT Loan is timely funded), management believes that its capital resources, including its cash on hand, its expected cash flow from operations and its borrowings will be sufficient to fund its currently-anticipated working capital needs, capital commitments and debt service requirements for at least the next twelve months. Depending upon the Company's financial condition, including its liquidity needs and business activity, the conditions in the capital and other financial markets, as well as other factors, the Company may from time to time seek additional funds from the proceeds of debt financing, the sale of equity or assets or other financing methods. In the event the MGT Loan is not funded, then the Company may be required to alter its current business plans (such as by not exercising the Farstad Option) and seek additional funds. However, there can be no assurance that the Company will be able to obtain any such additional funds when needed or on terms that will be favorable to the Company.

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as certain other parts of this report on Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include, but are not limited to, changes in the natural gas and other alternative fuels industries and the regulation thereof; the capital resources, technological requirements and internal business plans of the natural gas utilities industry; technological changes in the natural gas industry; the timely development and market acceptance of new product designs and technologies; the receipt and timing of future customer orders; changes in competitive factors affecting the Company's operations; unanticipated impacts of restructuring initiatives in natural gas utilities; occurrences of events affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments; the ability to successfully identify and finance natural gas opportunities; the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; as well as other risks and uncertainties that are discussed in this report or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission.


ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is included herein on pages F-1 through F-18.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


DIRECTORS AND EXECUTIVE OFFICERS

         Certain information with respect to the directors and executive officers of the Company is set forth below:

         Name                 Age                    Position
         ----                 ---                    --------
W. Phillip Marcum(1)          53      President, Chief Executive Officer,
                                      Chairman of the Board and Director
A. Bradley Gabbard            42      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Director
U. E. Patrick(1)(2)           68      Director
Basil M. Briggs               61      Director
Robert Lloyd(2)               58      Director
Stephen E. McGregor(1)        47      Director
Albert F. Thomasson(2)        55      Director
Anthony D. Pell               58      Director

--------------------
(1)  Member, Compensation Committee
(2)  Member, Audit Committee

         W. PHILLIP MARCUM, a founder of the Company, has served as the President, Chief Executive Officer, Chairman of the Board and a director of the Company since its incorporation in April 1991. He is also the Chairman and Chief Executive Officer of each of the Company's direct wholly-owned subsidiaries. He currently serves on the board of directors of one public corporation, Key Energy Group, Inc., East Brunswick, New Jersey, an oilfield service provider, and one privately-held corporation, Hydrologic, Inc., Asheville, North Carolina, a water analysis company. From November 1987 until February 1991, Mr. Marcum was employed in the corporate finance department of Boettcher & Company, Denver, Colorado, serving as a Senior Vice President.
From 1976 to 1987, Mr. Marcum was employed by MGF Oil Corporation, Midland, Texas, serving as its President and Chief Executive Officer the last three of those years.

         A. BRADLEY GABBARD, a founder of the Company, has served as a director of the Company since April 1991, Executive Vice President since July 1993, and Chief Financial Officer and Treasurer from April 1991 through July 1993 and since August 1996. He also served as its Vice President and Secretary from April 1991 through July 1993. Since July 1993, Mr. Gabbard has served as the President of Marcum Fuel. From October 1990 to February 1991, Mr. Gabbard was employed by Boettcher & Company, serving as Vice President in its research department. In 1987, Mr. Gabbard joined Great Horn, Inc., a privately-held New York based investment corporation, as its Vice President in charge of western oil and gas investment activities. In 1988, Great Horn acquired a controlling interest in Premier Resources, Ltd., Denver, Colorado, and appointed Mr. Gabbard as the Executive Vice President and Chief Operating Officer, where he served until the sale of Premier in 1990. From 1981 to 1987, Mr. Gabbard was employed by Search Drilling Company, Wichita, Kansas, a privately held oil and gas company, initially serving as its Vice President of Finance, and later as an Executive

Vice President. From 1976 to 1981, Mr. Gabbard was employed in the Oklahoma City office of Ernst and Whinney (now Ernst and Young), principally serving clients in the oil and gas industry. Mr. Gabbard is a certified public accountant.

         U. E. PATRICK has served as a director of the Company since June 1991. He was President, Chief Executive Officer and a director of Patrick Petroleum Company ("PPC"), Jackson, Michigan, and of its predecessor from its incorporation in 1963 until it was acquired by Goodrich Petroleum Corporation ("GPC") in August 1995. Mr. Patrick served as the Chairman of the Board and a director of GPC from August 1995 until March 1996. Mr. Patrick has been engaged in oil and gas exploration and production since 1962 and is presently engaged in various investment activities.

         BASIL M. BRIGGS has served as a director of the Company since June 1991. He has been a practicing attorney in Detroit, Michigan since 1961 and is currently practicing law with Basil M. Briggs, P.C., which is of counsel with Miro, Weiner & Kramer, P.C. in Bloomfield Hills, Michigan. He was the President of Briggs & Williams, P.C., attorneys at law, from its formation in 1977 through 1986. Mr. Briggs was the Secretary of PPC from 1984, and a director of PPC from 1970, until it was acquired by GPC in August 1995. Since August 1995, he has been a director of GPC.

         ROBERT LLOYD was elected as a director of the Company in July 1993. He currently manages his personal investments. From 1988 to 1989 he was an Executive Director of Interallianz London Limited, the wholly-owned corporate finance subsidiary of Interallianz Bank Zurich A.G. Mr. Lloyd formerly held several positions with Drexel Burnham Lambert Inc. and its affiliates, including Managing Director and Senior Corporate Finance Officer in Europe.

         STEPHEN E. MCGREGOR was elected as a director of the Company in July 1993. Since 1992, Mr. McGregor has been involved in private financial consulting and investment banking activities and is currently a senior advisor to B.T. Wolfensohn. Mr. McGregor was a partner of Skadden, Arps, Slate, Meagher & Flom in the firm's Washington, D.C. and London offices from 1982 until 1992, during which time he led its international energy practice, and was of counsel from 1992 until March 1996.

         ALBERT F. THOMASSON was elected as a director of the Company in March 1994. Mr. Thomasson was a director of Metretek from 1981 until it was acquired by the Company in March 1994. For the past six years, Mr. Thomasson has been President of AFT Corporation, which provides management consulting services to selected businesses in the Birmingham, Alabama area; President of AFTCO Properties, Inc. and Brookhaven Properties, III, Inc., which are engaged in residential real estate development in the Birmingham area; President of Thomasson, Coal & Coke, Inc., a manufacturer of alloy block for foundries until it merged into AFT Corporation in 1996; and Managing General Partner of Opto Oil and Gas Company, which is engaged in the exploration and development of oil and gas fields.

         ANTHONY D. PELL was elected as a director of the Company in June 1994. Mr. Pell is a director of Rochdale Investment Management Inc., New York, New York. He was the President and co-owner of Pell, Rudman & Co., Boston, Massachusetts, an investment advisory firm, until 1993, when it was acquired by United Asset Management Company, since which time he has served as a consultant. Mr. Pell was a director of Metretek from 1985 until Metretek was acquired by the Company in March 1994. Mr. Pell was associated with the law firm of Coudert Brothers from 1966 to 1968 and with the law firm of Cadwalder, Wickersham and Taft from 1968 to 1972, specializing in estate and tax planning. In 1972, Mr. Pell joined Boston Company Financial Strategies, Inc. as a Vice President and was appointed a Senior Vice President in 1975.

         The Company's Board of Directors is divided into three classes, one of which is elected at each annual meeting of stockholders to hold office for a three-year term. Effective September 1, 1996, Charles E. Miller resigned as a director of the Company and, thereafter, the number of directors was reduced to eight. Class I directors, whose term expires in 1998, are Messrs. Marcum, Briggs and Lloyd. Class II directors, whose term expires in 1999, are Messrs. Gabbard, McGregor and Thomasson. Class III directors, whose term expires in 1997, are Messrs. Patrick and Pell. Officers are appointed by the Board of Directors and serve at its discretion subject to the employment agreements discussed below.

KEY EMPLOYEES

         Certain information with respect to key employees of the Company is set forth below:

         WOOD BREAZEALE, 67, has been President and Chief Operating Officer and a director of Southern Flow since May 1993. Mr. Breazeale was President and Chief Operating Officer of the Southern Flow Companies, a division of Homco International, Inc., and a Vice President of Homco International, Inc. from 1979 until the Company purchased the assets of the Southern Flow Companies division of Weatherford in April 1993. Mr. Breazeale founded Southern Flow Companies in 1953.

         RONALD W. MCKEE, 49, has been President and Chief Operating Officer of Metretek since September 1, 1995. Mr. McKee had previously been Vice President of Marketing of Metretek since joining Metretek in 1989. From 1970 to 1989, Mr. McKee held various sales and marketing management positions with Rockwell International, Pittsburgh, Pennsylvania and became the general sales and marketing manager for Rockwell International's plug valve business unit in 1987.

         GARY J. ZUIDERVEEN, 38, has been the Controller of the Company since May 1994. Mr. Zuiderveen was elected Secretary and Principal Accounting Officer of the Company on August 7, 1996. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm's national office accounting research department.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission and the Nasdaq Stock Market, and to furnish the Company with copies of all such reports filed.

         Based solely upon its review of the copies of such forms received by the Company, and written representations from certain reporting persons that no Form 5's were required to be filed by such persons, the Company believes that, during 1996, its executive officers and directors filed all reports required by
Section 16(a), except that the following reports were filed late by the following persons: one report covering one transaction by Mr. Marcum; one report covering one transaction by Mr. Gabbard; one report covering one transaction by Mr. Page; one report covering one transaction by Mr. Miller; and one report covering one transaction by Mr. Thomasson.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth the total compensation that the Company paid or accrued for the last three fiscal years to its Chief Executive Officer and its only other executive officer ("Named Executive Officers") whose total salary and bonus exceeded $100,000 in the fiscal year ended December 31, 1996 ("fiscal 1996"):

                                                SUMMARY COMPENSATION TABLE

                                                                                         Long Term
                                                                                        Compensation
                                                                                        ------------
                                                                                          Awards
                                                                                          ------
                                                                Annual Compensation     Securities
                                                                -------------------     Underlying      All Other
    Name and Principal Position                      Year       Salary        Bonus     Options (#)   Compensation(1)
    ---------------------------                      ----       ------        -----     -----------   ---------------
    W. PHILLIP MARCUM                                1996      $162,000     $21,900      305,000(2)       $12,678
       President and Chief Executive Officer         1995       162,000       2,250          -0-            5,869
                                                     1994       180,000         -0-      120,000(3)         5,594

    A. BRADLEY GABBARD                               1996       121,000      13,200       93,000(2)         8,821
       Executive Vice President and                  1995       117,000       1,625          -0-            4,461
            Chief Financial Officer                  1994       130,000         -0-       48,000(3)         4,603

----------------

    (1)Includes amounts paid or accrued by the Company on behalf of the Named Executive Officers in fiscal 1996 for (i) matching contributions under the Company's 401(k) plan of $4,750 for Mr. Marcum and $3,776 for Mr. Gabbard; (ii) amounts reimbursed for the payment of taxes of $5,963 for Mr. Marcum and $3,578 for Mr. Gabbard; (iii) premiums for group term life insurance of $877 for Mr. Marcum and $655 for Mr. Gabbard; and
        (iv) premiums for long-term disability insurance of $1,088 for Mr. Marcum and $812 for Mr. Gabbard.

    (2)Includes 280,000 options originally granted prior to 1996 to Mr. Marcum and 78,000 options originally granted prior to 1996 to Mr. Gabbard that were repriced in 1996.

    (3)Represents options originally granted prior to 1994 at exercise prices in excess of $4.13 per share that were repriced in 1994. No other options were granted in 1994.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

         The Company has entered into employment agreements for the full-time services of W. Phillip Marcum, its President, Chief Executive Officer and Chairman of the Board, and A. Bradley Gabbard, its Executive Vice President and Chief Financial Officer. Each employment agreement was originally for a period of three years commencing on June 11, 1991, and automatically extends for additional one-year periods unless either party gives 60 days notice of termination. Each employment agreement is presently in the third one-year extension period. The original base salaries under these employment agreements were $100,000 for Mr. Marcum and $80,000 for Mr. Gabbard. These salaries, which are subject to further annual upward adjustments at the discretion of the Board of Directors, are currently set at $162,000 for Mr. Marcum and $125,000 for Mr. Gabbard. In addition to the base annual compensation, the employment agreements provide, among other things, standard benefits commensurate with the management levels involved. The employment agreements also provide for the Company to establish an incentive compensation fund, to be administered by the Compensation Committee of the Board of Directors, to provide for incentive compensation to be paid to each officer or employee (including Messrs.

Marcum and Gabbard) deemed by the Compensation Committee to have made a substantial contribution to the Company in the event of a change of control of the Company or of the sale of substantially all of the assets of the Company or similar transactions. The total amount of incentive compensation from the fund available for distribution will be determined by a formula based on the amount by which the fair market value per share of the Common Stock exceeds $2.52, multiplied by a factor ranging from 10-20% depending upon the ratio of the fair market value to $2.52. In the case of the sale of a significant subsidiary of the Company or substantially all of the assets of a significant subsidiary, a similar pro rata distribution is required. The employment agreements also contain certain restrictions on each employee's ability to compete, use of confidential information and use of inventions and other intellectual property.

         Effective February 1996, the Company adopted the 1996 Employee Stock Purchase Plan, pursuant to which all full- time employees of the Company, including Messrs. Marcum and Gabbard, were entitled to purchase shares of the Company's Common Stock at fifty percent (50%) of its market value, which market value was equal to the closing sale price of the Common Stock as reported on the Nasdaq National Market. A total of 200,000 shares of Common Stock were reserved for issuance under the 1996 Employee Stock Purchase Plan, of which 183,913 shares were issued during 1996. The Board of Directors has since discontinued the 1996 Employee Stock Purchase Plan.

STOCK OPTION GRANTS

         On March 8, 1996, the Board of Directors authorized, subject to stockholder approval (which occurred on June 4, 1996), the repricing of all stock options held by the officers, directors, employees and consultants of the Company to an exercise price of $1.59 per share, the last sale price of the Common Stock on the date of the Board of Directors authorization as reported on the Nasdaq National Market. A total of 280,000 options held by Mr. Marcum and 78,000 options held by Mr. Gabbard were repriced to $1.59 per share.

         The following table sets forth certain information with respect to stock option grants during fiscal 1996 to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                        % OF TOTAL
                          NUMBER OF SECURITIES      OPTIONS GRANTED TO
                               UNDERLYING              EMPLOYEES IN         EXERCISE        EXPIRATION
NAME                       OPTIONS GRANTED (1)        FISCAL YEAR (2)      PRICE (3)           DATE
----                       -------------------        ---------------      ---------           ----
W. Phillip Marcum                160,000(4)                 16.7%            $1.59         Aug. 6, 2002
                                  60,000(5)                  6.3%            $1.59         Mar. 5, 2003
                                  60,000(5)                  6.3%            $1.59         May 19, 2003
                                  25,000                     2.6%            $0.88         Dec. 2, 2006

A. Bradley Gabbard                30,000(4)                  3.1%            $1.59         Aug. 6, 2002
                                  24,000(5)                  2.5%            $1.59         Mar. 5, 2003
                                  24,000(5)                  2.5%            $1.59         May 19, 2003
                                  15,000                     1.6%            $0.88         Dec. 2, 2006

--------------------

(1) As of December 31, 1996, all options were fully vested and fully exercisable.

(2) Based upon 957,087 options granted by the Company during 1996 to employees, consisting of 234,000 new options and 723,087 repriced options to employees during fiscal 1996.

(3) The exercise price of the option is the per share market value of the underlying Common Stock, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market, on the date of grant or repricing, as appropriate.

(4) These options, which were originally granted prior to 1996 at an exercise price equal to the per share market value of the underlying Common Stock on the date of grant, were repriced on June 4, 1996 to the current exercise price, which was the per share market value of the underlying Common Stock on the date of repricing.

(5) These options, which were originally granted prior to 1996 at an exercise price equal to the per share market value of the underlying Common Stock on the date of grant, and repriced on June 17, 1994 to the per share market value of the underlying Common Stock on such date, were repriced on June 4, 1996 to the current exercise price, which was the per share market value of the underlying Common Stock on the date of repricing.


STOCK OPTION EXERCISES AND VALUES

         The following table sets forth certain information, based upon the last sale price of the Common Stock on December 31, 1996 as reported on the Nasdaq National Market, with respect to stock options held by the Named Executive Officers on December 31, 1996:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                      Number of Securities         Value of
                                                                           Underlying            Unexercised
                                                                           Unexercised           In-the-Money
                                                                           Options at             Options at
                                                                         Fiscal Year-End      Fiscal Year-End(1)
                                                                         ---------------      ------------------
                            Shares Acquired                               Exercisable/           Exercisable/
Name                        on Exercise (#)      Value Realized ($)       Unexercisable         Unexercisable
----                        ---------------      ------------------       -------------         -------------
W. Phillip Marcum                  0                     $0                 305,000/0               $0/$0
A. Bradley Gabbard                 0                     $0                 93,000/0                $0/$0

(1) The exercise price of all options exceeded the value of the underlying Common Stock based upon the last sale price of the Common Stock on December 31, 1996 ($0.84) as reported on the Nasdaq National Market.


DIRECTOR COMPENSATION

         Directors receive no cash compensation for serving on the Board of Directors or any committees thereof but are reimbursed for the cost of attending Board of Directors and committee meetings. Directors who are not employees of the Company or its subsidiaries receive stock options granted by the Company under the Directors' Stock Option Plan (the "Directors' Plan").
The Directors' Plan, which is administered by the Board of Directors, provides for the granting of NQSOs for up to 650,000 shares of Common Stock to non-employee directors of the Company. Each person who is first elected or appointed to serve as a non-employee director of the Company is automatically granted an option to purchase 20,000 shares of Common Stock. On the date of the Annual Meeting of Shareholders each year, each person who has served as a non-employee director for the previous six months is automatically granted an option to purchase 10,000 shares of Common Stock. Additional options can be granted to non- employee directors in the discretion of the Board of Directors. All options vest immediately upon grant and are exercisable at a price equal to the fair market value of the Common Stock on
the date of grant.   In 1996, the Board of Directors authorized, and the
stockholders of the Company approved, an amendment to the Directors' Plan repricing options outstanding on March 8, 1996 to an exercise price of $1.59 per share, the last sale price of the Common Stock on such date, as reported on the Nasdaq National Market. As of December 31, 1996, options to purchase 300,000 shares of Common Stock were outstanding under the Directors' Plan at exercise prices ranging from $1.53 to $1.59 per share.

         On March 7, 1997, options to purchase 50,000 shares of Common Stock were granted to Mr. McGregor and options to purchase 10,000 shares of Common Stock were granted to Mr. Lloyd under the Directors' Plan at an exercise price of $1.03 per share for personal services rendered in connection with the CellNet strategic alliance. See "Item 1. Description of Business -- Metretek, Incorporated" and "Item 12. Certain Relationships and Related Transactions."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of February 28, 1997 (except as otherwise noted in the footnotes) regarding the beneficial ownership of the Company Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the persons named in the table below have sole investment and voting power with respect to the Common Stock owned by them, subject to community property laws where applicable.


                                                                                  Shares Beneficially Owned
                                                                                  -------------------------
                          Name                                                    Number        Percentage(1)
                          ----                                                    ------        -------------
         Alphi Investment Management Company(2)                                  1,318,100          10.7
              155 Pfingsten Road, Suite 360
              Deerfield, Illinois  60015
         Goodrich Petroleum Company of Louisiana(3)                                701,990           5.7
              Post Office Box 1664
              Shreveport, Louisiana  71165-1664
         W. Phillip Marcum(4)                                                      399,569           3.2
         Albert F. Thomasson(5)                                                    320,287           2.6
         Robert Lloyd(6)                                                           165,000           1.3
         A. Bradley Gabbard(7)                                                     115,725           0.9
         U. E. Patrick(8)                                                          100,000           0.8
         Anthony D. Pell(9)                                                         94,640           0.8
         Stephen E. McGregor(10)                                                    90,000           0.7
         Basil M. Briggs(11)                                                        40,000           0.3
         All directors and executive officers as a group (8 persons)(12)         1,325,221          10.2


 (1) The percentages are based upon 12,307,327 shares of Common Stock outstanding as of February 28, 1997.
 (2) Information based solely upon Amendment No. 2 to Schedule 13G, dated February 10, 1997, filed with the Securities and Exchange Commission. According to information contained therein, Alphi Investment Management Company, in its capacity as general partner of Alphi Fund L.P. ("Alphi"), has the sole power to vote and sole power to dispose of 1,173,100 shares owned by Alphi, and has shared power to vote 100,000 shares.
(3) These shares are owned of record by GPCL, a wholly-owned subsidiary of GPC. Includes 26,790 shares as to which GPCL has purchase option rights which become exercisable March 31, 1997. Does not include an additional 62,511 shares as to which GPCL has a right of first refusal.
(4) Includes 280,000 shares which may be acquired by Mr. Marcum under currently exercisable stock options. Also includes 10,000 shares owned by Mr. Marcum's wife.
(5) Includes 9,351 shares beneficially owned or held of record by Mr. Thomasson's wife and 64,487 shares held in trusts for the benefit of family members of which he is trustee ("Thomasson Trusts"). Also includes 2,057 and 48,291 shares which may be acquired under currently exercisable warrants by Mr. Thomasson and by the Thomasson Trusts, respectively, and 40,000 shares which may be acquired by Mr. Thomasson under currently exercisable stock options.
(6) Includes 50,000 shares which may be acquired by Mr. Lloyd under currently exercisable stock options.
(7) Includes 78,000 shares which may be acquired by Mr. Gabbard under currently exercisable stock options. Also includes 3,000 shares owned by Mr. Gabbard's minor children.

 (8) Mr. Patrick was a director of GPC until March 1996, but no shares of Common Stock held by GPCL have been attributed to Mr. Patrick. Includes 90,000 shares which may be acquired by Mr. Patrick under currently exercisable stock options.
 (9) Includes 40,000 shares which may be acquired by Mr. Pell under currently exercisable stock options and 8,200 shares held by Mr. Pell's wife.
(10) Includes 50,000 shares which may be acquired by Mr. McGregor under currently exercisable stock options.
(11) Mr. Briggs is a director of GPC, but no shares of Common Stock held by GPCL have been attributed to Mr. Briggs. Represents 40,000 shares which may be acquired by Mr. Briggs under currently exercisable stock options.
(12) See notes (4) through (11).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Charles E. Miller, a former director and a former consultant of the Company, is the founder, Chairman of the Board, President, Chief Executive Officer and a principal stockholder of EMCO, a stockholder of the Company. In May 1991, the Company entered into two agreements with EMCO which included certain licensing and manufacturing obligations with respect to the CNG dispensers. See "Item 1. Description of Business - Patents and Other Proprietary Rights." The relationships established by Mr. Miller with both companies have presented the possibility of conflicts of interest that may have been resolved in some cases contrary to the Company's best interests.

         MGT and GPCL, a significant stockholder of the Company, are co-managing general partners of, and hold limited partnership interests in, the Pipeline Partnership. See "Item 1. Description of Business - Marcum Gas Transmission, Inc."

         On March 7, 1997, options to purchase 50,000 shares of Common Stock were granted to Mr. McGregor and options to purchase 10,000 shares of Common Stock were granted to Mr. Lloyd under the Directors' Plan at an exercise price of $1.03 per share for personal services rendered by such non-employee directors in connection with the CellNet strategic alliance. In addition, in its discretion, the Board of Directors may, in 1998, grant options to purchase up to an additional 50,000 shares of Common Stock to Mr. McGregor and up to an additional 10,000 shares of Common Stock to Mr. Lloyd as additional compensation for their personal services in connection with the CellNet strategic alliance, depending upon the value of the CellNet strategic alliance to the Company as determined by the Board of Directors at such time.

         Any future material transactions between the Company and its affiliates will be approved by a majority of the disinterested directors.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     (2)  PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
          SUCCESSION:

          (2.1) Sale and License Agreement, dated as of May 1, 1991, among Engineering Measurements Company, The Digital Valve Company and DVCO, Inc. (subsequently renamed DVCO Fuel Systems, Inc.). (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-18, Registration No. 33-44558.)

          (2.2) Manufacturing and Lease Agreement, dated as of May 1, 1991, among Engineering Measurements Company, The Digital Valve Company and DVCO, Inc. (subsequently renamed DVCO Fuel Systems, Inc.). (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-18, Registration No. 33-44558.)

          (2.3) Agreement of Merger, dated May 17, 1991, among Engineering Measurements Company, Measurement Auditors Company, Inc. (subsequently renamed Southern Flow Companies,Inc.), United Measurements Company, General Metrology Corporation and Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-18, Registration No. 33-44558.)

          (2.4) Asset Purchase Agreement, dated April 30, 1993, among Weatherford U.S., Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 14, 1993.)

          (2.5) Stock Purchase Agreement, dated as of May 19, 1993, by and among Marcum Natural Gas Services, Inc., Marcum CNG Systems, Inc., James Woodcock and Kerry Moorhead. (Incorporated by reference to Exhibit 2.5 to the Registration Statement on Form SB-2, Regulation No. 33-82868.)

          (2.6) Amended and Restated Agreement and Plan of Merger, dated as of December 17, 1993, amended and restated as of January 31, 1994, among Marcum Natural Gas Services, Inc., Marcum Acquisition Corp. and Metretek, Incorporated. (Incorporated by reference to Appendix A of the Proxy Statement- Prospectus filed as a part of the Registration Statement on Form S-4, Registration No. 33-73874.)

          (2.7) Share Purchase Agreement, dated as of April 19, 1996, by and between Harry J. Schneider, Theodore J. Zeller, Metretek Europe Limited, Metretek, Incorporated and Marcum Natural Gas Services, Inc. (Incorporated by reference to
                    Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996).

     (3)  ARTICLES OF INCORPORATION AND BY-LAWS:

          (3.1) Restated Certificate of Incorporation of Marcum Natural Gas Services, Inc., as amended. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, Registration No. 33-44558.)

          (3.2) By-Laws of Marcum Natural Gas Services, Inc., as amended. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2, Registration No. 33-82868.)

     (4)  INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
          INDENTURES:

          (4.1) Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-18, Registration No. 33-44558.)

          (4.2) Form of Certificate representing warrants to purchase shares of Common Stock of Marcum Natural Gas Services, Inc. issued to former holders of warrants of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, Registration No. 33-73874.)

          (4.3) Rights Agreement, dated as of December 2, 1991, between Marcum Natural Gas Services, Inc. and American Securities Transfer, Inc. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-18, Registration No. 33-44558.)

          (4.4) Form of Registration Rights Agreement among Marcum Natural Gas Services, Inc. and the former warrant holders of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, Registration No. 33-73874.)

     (10) MATERIAL CONTRACTS:

          (10.1) Subscription Agreement, dated June 11, 1991, between Marcum Natural Gas Services, Inc. and Patrick Petroleum Corporation of Michigan. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-18, Registration No. 33-44558.)

          (10.2) Marcum Natural Gas Services, Inc. 1991 Stock Option Plan, as amended and restated December 2, 1996.*

          (10.3) Marcum Natural Gas Services, Inc. Directors' Stock Option Plan, as amended and restated December 5, 1996.*

          (10.4) Employment Agreement, dated as of June 11, 1991, between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-18, Registration No. 33-44558.)*

          (10.5) Employment Agreement, dated as of June 11, 1991, between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-18, Registration No. 33-44558.)*

          (10.6) Marcum Natural Gas Services, Inc. 1996 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-00820.)*

          (10.7) Loan and Security Agreement, dated as of August 5, 1996, between Metretek, Incorporated and First Union Bank of Florida. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.)

     (21) SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

          (21.1)    Subsidiaries of Marcum Natural Gas Services, Inc.

     (23) CONSENTS OF EXPERTS AND COUNSEL:

          (23.1)    Deloitte & Touche LLP

          (27) FINANCIAL DATA SCHEDULE

               (27.1)    Financial Data Schedule


-------------------

     *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.



(B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARCUM NATURAL GAS SERVICES, INC.


                                        By: /s/ W. Phillip Marcum
                                          -------------------------------------
                                          W. Phillip Marcum, President and
                                          Chief Executive Officer
                                        Date: March 25, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                  Title                                              Date
---------                                  -----                                              ----
    /s/ W. Phillip Marcum                  Chairman of the Board, President,                  March 25, 1997
---------------------------------          Chief Executive Officer and Director
W. Phillip Marcum                             (Principal Executive Officer)


    /s/ A. Bradley Gabbard                 Executive Vice President, Chief Financial          March 25, 1997
---------------------------------             Officer and Director (Principal
A. Bradley Gabbard                            Financial Officer)


    /s/ Gary J. Zuiderveen                 Secretary, Controller and Principal                March 25, 1997
---------------------------------             Accounting Officer
Gary J. Zuiderveen


    /s/ U. E. Patrick                      Director                                           March 7, 1997
---------------------------------
U. E. Patrick

    /s/ Basil M. Briggs                    Director                                           March 25, 1997
---------------------------------
Basil M. Briggs

    /s/ Robert Lloyd                       Director                                           March 25, 1997
---------------------------------
Robert Lloyd

    /s/ Stephen E. McGregor                Director                                           March 25, 1997
---------------------------------
Stephen E. McGregor

    /s/ Albert F. Thomasson                Director                                           March 7, 1997
---------------------------------
Albert F. Thomasson

    /s/ Anthony D. Pell                    Director                                           March 25, 1997
---------------------------------
Anthony D. Pell

                      INDEX TO FINANCIAL STATEMENTS PAGE


CONSOLIDATED FINANCIAL STATEMENTS OF MARCUM                                                             PAGE
NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

Independent Auditors' Report                                                                              F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                                             F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1996 and 1995                                                                              F-5

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1996 and 1995                                                                        F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995                                                                              F-7

Notes to Consolidated Financial Statements                                                                F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Marcum Natural Gas Services, Inc.:

We have audited the consolidated balance sheets of Marcum Natural Gas Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marcum Natural Gas Services, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Denver, Colorado
March 21, 1997

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             DECEMBER 31,
                                                                     -------------------------
ASSETS                                                                    1996          1995
CURRENT ASSETS:
  Cash and cash equivalents                                          $   889,543   $ 1,500,812
  Trade receivables, less allowance for doubtful accounts
    of $136,967 and $167,032, respectively                             4,498,231     4,761,242
  Other receivables                                                      121,302       387,138
  Inventory                                                            4,176,643     3,510,958
  Prepaid expenses and other current assets                              352,274       362,254
                                                                     -----------   -----------

      Total current assets                                            10,037,993    10,522,404
                                                                     -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  (Note 3):
  Equipment                                                            2,686,145     2,566,102
  Vehicles                                                               104,979       155,189
  Furniture and fixtures                                                 670,743       633,991
  Land, building and improvements                                        483,255       439,958
                                                                     -----------   -----------
      Total                                                            3,945,122     3,795,240
  Less accumulated depreciation                                        2,313,890     1,873,968
                                                                     -----------   -----------

      Property, plant and equipment, net                               1,631,232     1,921,272
                                                                     -----------   -----------

OTHER ASSETS:
  Customer list (net of accumulated amortization of $1,817,187 and
    $1,316,970, respectively)                                          7,468,269     7,968,486
  Goodwill and other intangibles (net of accumulated amortization
    of $593,387 and $429,017, respectively)                            1,358,382     1,057,013
  Investments in unconsolidated affiliates                               297,584       152,460
  Other assets                                                           192,626       156,622
                                                                     -----------   -----------

      Total other assets                                               9,316,861     9,334,581
                                                                     -----------   -----------

TOTAL                                                                $20,986,086   $21,778,257
                                                                     ===========   ===========



See notes to consolidated financial statements

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   1996                1995
CURRENT LIABILITIES:
  Accounts payable                                                                  $  1,209,315    $  1,007,982
  Accrued and other liabilities                                                        1,843,549       1,624,126
  Current maturities of notes payable (Note 3)                                           581,071         821,607
  Current maturities of long-term debt (Note 3)                                           12,819          14,678
                                                                                    ------------    ------------

      Total current liabilities                                                        3,646,754       3,468,393
                                                                                    ------------    ------------

LONG-TERM NOTE PAYABLE (NOTE 3)                                                           46,845
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (NOTE 6):
  Redeemable preferred stock - Series A, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series B, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series C, $.01 par value;
    authorized, 500,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized, 25,000,000 shares;
    issued and outstanding, 12,231,327 and 11,742,032
    shares, respectively                                                                 122,313         117,420
  Additional paid-in-capital                                                          36,844,447      36,320,946
  Foreign currency translation adjustment                                                 (4,354)
  Accumulated deficit                                                                (19,669,919)    (18,128,502)
                                                                                    ------------    ------------

      Total stockholders' equity                                                      17,292,487      18,309,864
                                                                                    ------------    ------------

TOTAL                                                                               $ 20,986,086    $ 21,778,257
                                                                                    ============    ============



See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                          ----------------------------
                                                               1996            1995

REVENUES:
  Natural gas measurement sales and services              $ 18,418,917    $ 19,016,770
  Natural gas refueling equipment sales                      4,593,663       4,090,223
  Other                                                        601,471         137,288
                                                          ------------    ------------

      Total revenues                                        23,614,051      23,244,281
                                                          ------------    ------------

COSTS AND EXPENSES:
  Cost of measurement sales and services                    11,987,012      12,280,581
  Cost of refueling equipment sales                          3,906,430       3,270,368
  General and administrative                                 4,837,147       4,346,394
  Selling, marketing and service                             2,379,950       3,008,190
  Depreciation and amortization                              1,206,023       1,307,755
  Research and development                                     746,646       1,410,998
  Interest and other                                            92,260         249,318
                                                          ------------    ------------

      Total costs and expenses                              25,155,468      25,873,604
                                                          ------------    ------------

NET LOSS                                                  $ (1,541,417)   $ (2,629,323)
                                                          ============    ============

NET LOSS PER COMMON SHARE                                 $      (0.13)   $      (0.22)
                                                          ============    ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                          12,100,881      11,734,699
                                                          ============    ============




See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                         FOREIGN
                                                  COMMON STOCK           ADDITIONAL      CURRENCY
                                            ------------------------       PAID-IN     TRANSLATION     ACCUMULATED
                                               SHARES        VALUE         CAPITAL      ADJUSTMENT       DEFICIT          TOTAL
BALANCE,
  JANUARY 1, 1995                           11,739,932    $  117,399    $ 36,314,717                   $(15,499,179)   $ 20,932,937

  Retirement of shares subject to put
    agreement                                   (7,900)          (79)             79
  Stock issued as compensation                  10,000           100           6,150                                          6,250
  Net loss                                                                                               (2,629,323)     (2,629,323)
                                            ----------   -----------    ------------     ---------     ------------    ------------

BALANCE,
  DECEMBER 31, 1995                         11,742,032       117,420      36,320,946                    (18,128,502)     18,309,864

  Stock issued in acquisition of Metretek
    Europe                                     175,000         1,750         140,065                                        141,815
  Stock issued for royalty payments            122,882         1,229         148,771                                        150,000
  Stock issued under Employee Stock
    Purchase Plan                              183,913         1,839         222,815                                        224,654
  Other stock compensation                       7,500            75          11,850                                         11,925
  Foreign currency translation adjustment                                                $  (4,354)                          (4,354)
  Net loss                                                                                               (1,541,417)     (1,541,417)
                                            ----------   -----------    ------------     ---------     ------------    ------------

BALANCE,
  DECEMBER 31, 1996                         12,231,327   $   122,313    $ 36,844,447     $  (4,354)    $(19,669,919)   $ 17,292,487
                                            ==========   ===========    ============     =========     ============    ============


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    YEAR ENDED
                                                                                    DECEMBER 31,
                                                                            --------------------------
                                                                                1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(1,541,417)   $(2,629,323)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                             1,206,023      1,307,755
    Stock compensation expense                                                  124,252          6,250
    Royalty payments made with restricted stock                                  50,000
    Loss on disposal of assets                                                    3,858        137,159
    Equity in (income) loss of unconsolidated affiliates                        (61,113)        25,815
  Changes in other assets and liabilities:
      Trade receivables                                                         395,164        183,931
      Inventory                                                                (657,015)       786,222
      Other current assets                                                      332,987         89,610
      Other noncurrent assets                                                       812         46,894
      Accounts payable                                                          134,801       (392,379)
      Accrued and other liabilities                                             125,952       (354,664)
                                                                            -----------    -----------
      Net cash provided by (used in) operating activities                       114,304       (792,730)
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                   (208,839)      (693,273)
  Additions to manufacturing rights
    and software development costs                                             (423,740)      (362,468)
  Net cash from acquisitions                                                    164,308
  Proceeds from sale of assets                                                   42,306         18,969
  Investment in unconsolidated affiliate                                       (245,125)
  Distributions from unconsolidated affiliates                                   47,163        123,975
                                                                            -----------    -----------
      Net cash used in investing activities                                    (623,927)      (912,797)
                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable to bank                                            (193,691)       (26,393)
  Issuance of common stock, net                                                 112,327
  Payments to redeem common stock subject to put agreement                                     (55,300)
  Payments on long-term debt and capital lease obligations                      (20,282)       (82,820)
                                                                            -----------    -----------
      Net cash used in financing activities                                    (101,646)      (164,513)
                                                                            -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (611,269)    (1,870,040)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,500,812      3,370,852
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   889,543    $ 1,500,812
                                                                            ===========    ===========

See notes to consolidated financial statements

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1996 AND 1995

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - The accompanying consolidated financial statements include the accounts of Marcum Natural Gas Services, Inc. ("MNGS") and its wholly-owned subsidiaries, Southern Flow Companies, Inc. ("SFC"), Metretek, Incorporated ("Metretek") and its wholly-owned subsidiaries, Metretek Europe, Limited ("Metretek Europe"), and Sigma VI, Inc. ("Sigma VI"), Marcum Fuel Systems, Inc. ("MFS") and its wholly-owned subsidiaries, DVCO Fuel Systems, Inc. ("DVCO") and Marcum CNG Systems, Inc. ("MCNG"), Marcum Gas Transmission, Inc. ("MGT") and its wholly-owned subsidiary Marcum Capital Resources, Inc. ("MCRI"), collectively referred to as the Company.

      MNGS was incorporated on April 5, 1991. The focus of its business operations is in four areas relating to the natural gas industry: 1) natural gas measurement services, 2) manufacture and sale of remote electronic automatic meter reading devices, 3) sales of compressed natural gas refueling stations and related equipment, and 4) acquisition of natural gas gathering, processing and transportation facilities and related assets. SFC provides natural gas measurement services. Metretek manufactures and sells remote electronic automatic meter reading devices. MFS provides compressed natural gas refueling station design, construction and installation service. MFS is also involved in the manufacture and sale of dispensing equipment and controls for compressed natural gas refueling stations. MGT purchases natural gas gathering, processing and transportation facilities and related assets. MCRI raises capital for acquisitions by MGT.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MNGS and its subsidiaries after elimination of intercompany accounts and transactions. The Company uses the equity method to account for its limited partnership interest in Marcum-Patrick Pipeline Program 1993-1, L.P. and its preferred shareholder interest in Marcum Midstream 1995-2 Business Trust.

      REVENUE RECOGNITION - Natural gas measurement revenues are recognized as services are provided; and equipment and supply sales and station design/refueling equipment sales are recognized when delivered.

      LOSS PER SHARE - Loss per common share is based upon the weighted average shares of common stock outstanding during the respective period. Common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive.

      STATEMENT OF CASH FLOWS - The Company considers all investments with a maturity of three months or less at time of purchase to be cash equivalents.




      Cash paid for interest                            $ 92,260   $97,567

      Noncash financing and investing activities:
        Acquisition of automobiles and equipment by
          capital lease                                 $     -    $38,185


      INVENTORIES - Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 31, 1996 and 1995 are summarized as follows:


                                                    1996         1995
   Work in process                               $1,436,558   $1,066,470
   Raw materials and supplies                     1,698,968    1,286,486
   Finished goods and merchandise                 1,041,117    1,158,002
                                                 ----------   ----------
   Total                                         $4,176,643   $3,510,958
                                                 ==========   ==========





      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost and is generally depreciated on the straight-line basis over estimated useful lives ranging from 2 to 40 years. Property, plant and equipment includes items under capital lease with a net book value of $14,787 and $24,118 at December 31, 1996 and 1995, respectively.

      INTANGIBLE ASSETS - SFC customer lists are being amortized over 20 years using the straight-line method. Goodwill and other intangibles are being amortized over periods ranging from 10 to 20 years. The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over 5 years, using the straight-line method. Unamortized software development costs at December 31, 1996 and 1995 are $678,578 and $416,598, respectively. Patents and license agreements are amortized on a straight-line basis over the lesser of their estimated economic lives or their legal term of existence.

      ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 1996 and 1995 are summarized as follows:



<Caption
                                                                       1996         1995
       Payroll, employee benefits and related liabilities          $  583,021   $  726,761
       Sales deposits and deferred service revenue                    428,707      171,273
       Sales, property and other taxes payable                        302,324       61,254
       Accrued equipment installation costs and warranty reserve      232,193      105,852
       Insurance premiums and reserves                                205,502      240,471
       Other                                                           91,802      318,515
                                                                   ----------   ----------
       Total                                                       $1,843,549   $1,624,126
                                                                   ==========   ==========



      USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES - At December 31, 1995, Metretek owned a 42.5% interest in Metretek Europe. The remaining 57.5% of the outstanding shares of Metretek Europe were acquired effective January 1, 1996 (see Note 2). Amounts due from Metretek Europe included in accounts receivable at December 31, 1995 were $79,292. Total sales to Metretek Europe for the year ended December 31, 1995 were $739,430. Debentures due from Metretek Europe included in other receivables at December 31, 1995 was $75,000.

      MGT owns a 4% limited partnership interest in Marcum-Patrick Pipeline Program 1993-1, L.P. ("MPP 1993-1"). As co- managing general partner of the MPP 1993-1, MGT is entitled to administrative and management fees. Administrative and management fees earned and received from MPP 1993-1 for the years ended December 31, 1996 and 1995 were $24,079 and $35,206, respectively. Advances due from MPP 1993-1 included in other assets at December 31, 1996 and 1995 were $32,000.

      In February 1996, MGT formed Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), of which MGT is the managing trustee. MM 1995-2 purchased two deep injection water disposal facilities located in northeastern Colorado, which purchase was financed by a $5,650,000 private placement of preferred shares of MM 1995-2. MGT purchased 5% of the preferred shares of MM 1995-2 for $245,125. MGT, as managing trustee, is responsible for the administrative activities of MM 1995-2 for which it is paid management and administrative fees by MM 1995-2. In addition, MGT holds performance shares of MM 1995-2 which entitles it to receive performance share distributions equal to approximately 10% of the cash available for distribution by MM 1995-2 prior to "payout" and approximately 25% of the cash available for distribution subsequent to "payout," as defined in the Declaration of Trust. In 1996, MGT earned $99,321 in management and administrative fees as managing trustee of MM 1995-2 and $121,012 in performance share distributions. In addition, upon formation of MM 1995-2, MGT was paid a $75,000 acquisition expense reimbursement from proceeds of the private placement. Amounts due from MM 1995-2 for accrued management and administrative fees and performance share distributions included in other receivables at December 31, 1996 were $50,726.

      INDUSTRY SEGMENTS - The following table sets forth the Company's principal industry segments and their contribution to the revenues, operating profits, capital expenditures, and depreciation and amortization for the period. Also shown are identifiable assets associated with each segment as of December 31, 1996 and 1995.



                                                        1996                                          1995
                                      -------------------------------------------- ---------------------------------------------
                                       MEASUREMENT      REFUELING                     MEASUREMENT      REFUELING
                                        SALES AND       EQUIPMENT                      SALES AND       EQUIPMENT
                                         SERVICES         SALES          TOTAL          SERVICES         SALES          TOTAL
Revenues                              $ 18,418,917    $  4,593,663    $ 23,012,580   $ 19,016,770    $  4,090,223     $23,106,993
                                      ============    ============    ============   ============    ============    ============
Operating profit (loss)               $  1,176,391    $ (1,545,986)       (369,595)  $    549,835    $ (1,767,924)     (1,218,089)
                                      ============    ============                   ============    ============
General corporate
  expense, net                                                          (1,171,822)                                    (1,411,234)
                                                                      ------------                                    -----------
Net loss                                                              $ (1,541,417)                                   $(2,629,323)
                                                                      ============                                    ===========
Depreciation and
  amortization                        $    896,047    $    298,860    $  1,194,907   $  1,027,060    $    269,396     $ 1,296,456
                                      ============    ============    ============   ============    ============    ============
Capital expenditures                  $    150,218    $     38,283    $    188,501   $    551,456    $    141,817     $   693,273
                                      ============    ============    ============   ============    ============    ============
Net identifiable assets               $ 16,195,331    $  4,072,783      20,268,114   $  16,971,91    $  3,297,599      20,269,512
                                      ============    ============                   ============    ============
Net corporate assets                                                       717,972                                      1,508,745
                                                                      ------------                                   ------------

Total assets                                                          $ 20,986,086                                    $21,778,257
                                                                      ============                                   ============


      EXPORT SALES - The following table sets forth the Company's sales by geographic area for its measurement sales and services segment for the years ended December 31, 1996 and 1995:


                       UNITED                                                   SOUTH
                       STATES          EUROPE        CANADA     AUSTRALIA      AMERICA     CONSOLIDATED

1996 Measurement
  sales & services   $16,805,244   $ 1,063,944   $   441,903   $    91,952   $    15,874   $18,418,917
1995 Measurement
  sales & services   $16,957,229   $   739,430   $   758,569   $   112,211   $   449,331   $19,016,770


      FOREIGN CURRENCY - The assets and liabilities of Metretek Europe are translated at the rate of exchange at year end while sales and expenses are translated at the average rates in effect during the year. The net effect of this translation adjustment is shown in the accompanying financial statements as a component of stockholders' equity.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") effective January 1, 1996. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. Adoption of SFAS 121 had no effect on the financial position or results of operations of the Company.

      STOCK BASED COMPENSATION - The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") effective January 1, 1996. SFAS 123 requires that stock based compensation be either accounted for, or disclosed, in the financial statements. The Company adopted SFAS 123, electing only the disclosure provisions of SFAS 123. Accordingly, adoption of SFAS 123 had no effect on the financial position or results of operations of the Company.

2.    ACQUISITIONS

      METRETEK EUROPE - Effective January 1, 1996, the Company, through its wholly-owned subsidiary, Metretek, acquired the remaining 57.5% of the outstanding shares of Metretek Europe, of which Metretek previously owned 42.5% of the outstanding shares. In connection with this acquisition, the Company issued 175,000 shares of restricted common stock valued at $141,815. The fair value of assets acquired was $389,085, including cash in the amount of $211,747. The fair value of liabilities assumed was $133,428. Metretek's investment in Metretek Europe at December 31, 1995 was $113,842. The acquisition was accounted for as a purchase and the results of operations of Metretek Europe, which are immaterial to consolidated operations, have been included in the Consolidated Statement of Operations from the date of acquisition.

      SIGMA VI - On June 21, 1996, the Company, through its wholly-owned subsidiary, Metretek, acquired substantially all of the assets of Sigma
      VI. Total consideration for the assets of Sigma VI was $90,000. Sigma VI is engaged in circuit board assembly, cable assembly and related services primarily to customers in the electronics industry located in Melbourne, Florida and the surrounding area. The acquisition was accounted for as a purchase and the results of operations of Sigma VI, which are immaterial to consolidated operations, have been included in the Consolidated Statement of Operations from the date of acquisition.

3.    DEBT

      NOTES PAYABLE - The notes payable at December 31, 1996 consist of
      $327,916 borrowed by Metretek under a term loan and $300,000 borrowed by Metretek under a line of credit agreement with a commercial bank with an interest rate at prime plus 1% (9.25% at December 31, 1996). On August 5, 1996, Metretek entered into a loan and security agreement with a commercial bank converting the then $821,607 outstanding balance of its demand note with the bank into two loans: a $421,607 term loan repayable in equal monthly principal payments plus interest over an 18 month period, and a $400,000 revolving line of credit payable on demand, pending demand, with interest only payable monthly and a maturity of January 31, 1998. The term loan and the line of credit are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted, and guaranteed by the Company. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek. The line of credit is subject to a mandatory reduction provision which requires the balance outstanding to be reduced to $300,000 and $200,000 for 30 consecutive day periods during 1996 and 1997, respectively. Metretek had $100,000 available to borrow under its line of credit at December 31, 1996.

      LONG-TERM DEBT - Long-term debt at December 31, 1996 and 1995 consists of various notes payable due in monthly installments, including interest ranging from 8% to 12% collateralized by certain vehicles and equipment.

4.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS - A former employee filed an action in Denver District Court against DVCO Fuel Systems, Inc. and the Company on or about December 30, 1993 which is currently scheduled for trial on August 11, 1997. The former employee's remaining claims allege that the Company conspired with certain third parties to defraud him and that the Company intentionally interfered with certain contracts in which he had an interest. The former employee is seeking damages in the amount of approximately $420,000 and punitive damages. The Company has denied the former employee's claims and has asserted counterclaims against the former employee, alleging that (i) he breached an agreement with the Company which included a legal release, (ii) he made intentional and/or negligent misrepresentations regarding his qualification and reputation in the compressed natural gas industry, (iii) he breached his fiduciary duty to the Company, and (iv) he disparaged the Company. Management of the Company believes that the former's employee's claims are without merit and that both its counterclaims and its defenses to the former employee's claims are valid, and management intends to defend the lawsuit vigorously.

      Other than as set forth above, the are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company or any of its assets, other than litigation incidental to its business. Although the outcome of this litigation is not determinable with certainty, in the opinion of the Company's management, this litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

      OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 1996 and 1995 totaled $889,199 and $863,904, respectively.

      Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:


         YEAR ENDING DECEMBER 31:
         1997                               $    694,215
         1998                                    689,997
         1999                                    553,751
         2000                                    479,844
         2001                                    391,427
                                            ------------
         Total                              $  2,809,234
                                            ============

      EMPLOYEE BENEFIT PLANS - In 1993 the Company adopted a savings and investment plan under Section 401(k). Metretek adopted a similar plan for its employees in 1989 (the "Plans"). During 1996, the Plans were combined under one plan. All employees age 21 or older with at least one year of service are eligible to participate in the Plans. The Plans provide for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participants' eligible compensation. The Company's 401(k) expense for the years ended December 31, 1996 and 1995 was $151,653 and $151,424, respectively.

      MPP 1993-1 PARTNERSHIP UNIT REPURCHASE COMMITMENT - Each year commencing January 1, 1996, MGT must offer to purchase, for an amount not to exceed $200,000 in the aggregate, MPP 1993-1 partnership units from interested unit holders. The purchase price of each MPP 1993-1 partnership unit shall equal two and one-half times the net cash from operations of MPP 1993-1 for its previous fiscal year divided by the total number of MPP 1993-1 partnership units outstanding. Each annual offer to purchase will be extended for a period of up to 60 days or until the maximum annual commitment amount of $200,000 has been used to purchase MPP 1993-1 partnership units. The maximum annual commitment amount is non-cumulative. No MPP 1993-1 partnership units were repurchased in 1996. Based on the cash from operations of MPP 1993-1 in 1996, MGT's repurchase commitment amount in 1997 is limited to approximately $121,500.

      MM 1995-2 PREFERRED SHARES REPURCHASE COMMITMENT - Each year commencing January 1, 2000, MGT must offer to purchase, for an amount not to exceed $452,000 in the aggregate, MM 1995-2 preferred shares from interested shareholders. The purchase price of each MM 1995-2 preferred share shall equal one and one-half times the net cash from operations of MM 1995-2 for its previous fiscal year, as adjusted in the reasonable discretion of MGT for extraordinary and nonrecurring historical and expected items, divided by the total number of MM 1995-2 preferred shares outstanding. Each annual offer to purchase will be extended for a period of up to 60 days or until the maximum annual commitment amount of $452,000 has been used to purchase MM 1995-2 preferred shares. The maximum annual commitment amount is non-cumulative.

      OPTION PURCHASE AGREEMENT - On February 7, 1997, MGT, as managing trustee of Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), entered into an option purchase agreement with Farstad Gas & Oil, LLC ("Farstad"). Pursuant to that agreement, Farstad has granted to MGT, on behalf of MM 1997-

      1, the sole and exclusive option ("Farstad Option") to acquire and expand a natural gas liquids processing plant located near Midland, Texas (the "Facility") at any time on or before August 21, 1997 for a base purchase price of $2,500,000 plus a subordinated beneficial interest in MM 1997-1. MM 1997-1 intends to acquire and expand the Facility with funding provided through a maximum $8,000,000 private placement of certain beneficial interests in MM 1997-1 referred to as preferred shares ("Preferred Shares"). MGT, as managing trustee of MM 1997-1, will be responsible for MM 1997-1's administrative activities for which it will be entitled to compensation from MM 1997-1 and will be entitled to receive performance distributions equal to approximately 10% of the cash available for distribution by the MM 1997-1 before "payout" and approximately 25% after "payout," to be defined in the declaration of trust. In addition, MGT intends to acquire 5% of the total Preferred Shares of MM 1997-1 for a purchase price of a maximum of $400,000, which is the same price applicable to outside investors. In the event of the closing of the private placement and the exercise of the Farstad Option, MGT will be reimbursed for certain organizational, offering and acquisition expenses. However, the organization and capitalization of MM 1997-1 and the exercise of the Farstad Option are dependent on, among other things, the following: (1) that proceeds of at least $5,000,000 are raised in the private placement, and (ii) that MGT acquires 5% of the total Preferred Shares of MM 1997-1.

      In order to fund its investment in MM 1997-1 and to enable it to exercise the Farstad Option, MGT has received a written commitment from a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The loan commitment is contingent upon execution of a mutually satisfactory loan agreement which contains, among other things, the terms described below. The MGT Loan will, if funded, be secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred share interest in MM 1997-1 and will be guaranteed by the Company. The loan agreement is expected to require the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and is expected to contain other standard covenants affecting the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is expected to be limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow (to be defined in the loan agreement).

      LICENSE AGREEMENT - On June 27, 1996, Metretek amended certain payment provisions of its license agreement related to sales by Metretek of royalty-bearing products utilizing certain metering patents owned by the licensor. Under terms of the original license agreement, Metretek had a commitment to pay in cash a 5% royalty on sales of royalty-bearing products with a minimum annual royalty of $50,000 through the year 2003. Payments terms under the amended license agreement provide for 1) the issuance of restricted shares of the Company's common stock with a market value of $100,000 as determined based on the average of the last sale price of the Company's shares as reported on the Nasdaq National Market for ten consecutive trading days preceding the amendment date in payment of royalties due on November 6, 1996 and 1997; and 2) the issuance on November 6 annually through the year 2001 of restricted shares of the Company's common stock with a market value equal to the royalty amount due as determined based on the average of the last sale price of the Company shares as reported on the Nasdaq National Market for ten consecutive trading days preceding each November 6. In connection with the amended license agreement, 72,727 restricted shares of the Company's common stock were issued on June 27, 1996 and 50,155 restricted shares of the Company's common stock were issued on November 6, 1996. Royalty expense of $50,000 was recognized in both 1996 and 1995, and the 1997 and 1998 prepaid royalties are included in other assets at December 31, 1996.

5.    INCOME TAXES

      No tax provision has been recognized in the current period because of net operating losses incurred and a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 1996 and 1995.

      The components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are shown below:

                                                          1996           1995
                                                       -----------    -----------
Assets:
  Net operating loss carryforwards                     $ 6,854,000    $ 6,206,000
  Tax credit carryforwards                                 258,000        258,000
  Allowance for bad debts                                   47,000         57,000
  Warranty reserve and other accrued liabilities            89,000         91,000
                                                       -----------    -----------
                                                         7,248,000      6,612,000
Liabilities:
  Excess of income tax depreciation and amortization
    over financial statement amounts                       584,000        377,000
  Other                                                     59,000         54,000
                                                       -----------    -----------
                                                           643,000        431,000

Net deferred tax asset                                   6,605,000      6,181,000
Valuation allowance                                     (6,605,000)    (6,181,000)
                                                       -----------    -----------
Total                                                  $         0    $         0
                                                       ===========    ===========

      At December 31, 1996, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $20,160,000 expiring in various amounts from 1997 to 2011. At December 31, 1996, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards aggregating approximately $258,000 expiring in various amounts from 1997 to 2002.

      As a result of its acquisition of Metretek in 1994, the Company acquired net operating loss carryforwards for tax purposes of $6,037,000 expiring between 1997 and 2002. As a result of the change in ownership, utilization of the carryforwards is limited to approximately $762,000 annually under Section 382 of the Internal Revenue Code.

      As a result of an acquisition in 1991, the Company acquired net operating loss carryforwards for tax purposes of approximately $1,084,000 ($363,000, net of limitation). Such carryforwards expire in years 1997 through 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. The valuation allowance provided includes $123,000 related to the net operating losses of the acquired Company. When the benefits related to the net operating loss carryforward that was not recognized at the acquisition date is recognized in a subsequent period, it will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense.

6.    CAPITAL STOCK

      STOCK COMPENSATION - In January 1996, the Company approved a non-qualified, compensatory Employee Stock Purchase Plan (the "1996 Plan"), which allowed eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares could be purchased for 100% of the lower of the beginning or ending fair market value of each one-month offering period and were matched by the Company on a share-for-share basis. Purchases were limited to 15% of an employee's eligible compensation. A total of 200,000 shares of common stock were registered for offer and issuance under the 1996 Plan, of which 183,913 shares were issued during the year ended December 31, 1996. The Company has since discontinued the 1996 Plan. Stock compensation expense in the amount of $112,327 was recognized in 1996 representing the market value of shares matched by the Company under the 1996 Plan.

      In March 1996, the Board of Directors approved the issuance of up to 90,000 restricted shares of the Company's common stock to seven key executives. In December 1996, the Board of Directors rescinded 80,000 of the shares. Of the remaining 10,000 restricted shares granted, 7,500 shares were issued and 2,500 shares were forfeited upon the resignation of one of the employees.

      STOCK OPTIONS - In December 1991, the Company adopted the 1991 Stock Option Plan which was amended and restated on June 4, 1996 ("1991 SOP") and the Director's Stock Option Plan ("Director SOP"). Under the 1991 SOP, incentive stock options and nonqualified stock options may be granted to officers and employees for up to 1,400,000 shares of common stock. Under the 1991 SOP, options granted must be at exercise prices not less than the fair market value of Company common stock on the date of grant. The 1991 SOP options have a term of ten years with the vesting terms determined on the date of the grant. The Director SOP permits the granting of nonqualified stock options for up to 650,000 shares of common stock to nonemployee directors of the Company. Each Director SOP option is exercisable at a price not less than the fair market value of Company common stock on the date of grant. The Director SOP options have a term of ten years and are vested on the date of grant. Options granted to certain officers and non-employee directors contain limited rights for receipt of cash for appreciation in stock value in the event of certain changes in control.

      METRETEK STOCK OPTION PLANS - Metretek stock options (all of which have been assumed by the Company) were granted to certain key employees and Board of Director members of Metretek under incentive stock option plans adopted in various years. The incentive stock options granted are for terms not exceeding 10 years from the date granted and become exercisable on the date of grant. In May 1993, Metretek adopted the Metretek 1993 Long-Term Employee Stock Option Plan, (the "1993 Plan") which provided for the grant of non-statutory stock options to purchase up to 71,939 shares of common stock at an exercise price of $5.56 per share. No options were outstanding under the 1993 Plan at December 31, 1996 or December 31, 1995.

      Options to purchase shares of common stock are summarized as follows:

                         DIRECTORS STOCK          1991 STOCK
                           OPTION PLAN            OPTION PLAN          METRETEK OPTIONS        OTHER OPTIONS
                      ---------------------  ---------------------   -------------------   ---------------------
                                   WEIGHTED               WEIGHTED              WEIGHTED                WEIGHTED
                      NUMBER        AVERAGE  NUMBER        AVERAGE   NUMBER      AVERAGE   NUMBER        AVERAGE
                        OF          OPTION     OF          OPTION      OF        OPTION      OF          OPTION
                      SHARES        PRICE    SHARES        PRICE     SHARES      PRICE     SHARES        PRICE
                      -------        ----    -------        ----     ------        ----    -------        ----
Outstanding at
 January 1, 1995      160,000      $ 6.73    710,500      $ 3.45    221,257      $ 3.48    200,000      $ 3.71
Granted                70,000        1.50      4,800        5.56
Exercised
Forfeited                                    (48,500)       3.18   (153,419)       3.46
                      -------        ----    -------        ----     ------        ----    -------        ----

Outstanding at
 December 31, 1995    230,000        5.14    662,000        3.47     72,638        3.67    200,000        3.71
Granted               300,000        1.58    902,500        1.53     54,587        1.59    180,000        1.59
Exercised
Forfeited            (230,000)       5.14   (711,750)       3.34    (75,717)       3.42   (200,000)       3.70
Expired                                                             (14,891)       2.44
                      -------        ----    -------        ----     ------        ----    -------        ----

Outstanding at
 December 31, 1996    300,000      $ 1.58    852,750      $ 1.52     36,617      $ 1.59    180,000      $ 1.59
                      =======        ====    =======        ====     ======        ====    =======        ====

Exercisable at
 December 31:
1996                  300,000      $ 1.58    672,750      $ 1.51     36,617      $ 1.59    180,000      $ 1.59
                      =======        ====    =======        ====     ======        ====    =======        ====

1995                  230,000      $ 5.14    600,813      $ 3.45     72,638      $ 3.67    200,000      $ 3.71
                      =======        ====    =======        ====     ======        ====    =======        ====

      On June 4, 1996, pursuant to stockholder ratification of the Board of Directors' authorization, all outstanding options held by the officers, directors, employees and consultants of the Company were repriced to $1.59 per share, the last sale price of the common stock as reported on the Nasdaq National Market on March 8, 1996, the date of the Board of Directors' authorization. The repriced options are reflected as forfeitures and new grants during the year ended December 31, 1996 in the summary above.

      The weighted average grant date fair values of options granted during the years 1996 and 1995 were $931,000 (including $779,000 attributable to options that were repriced in 1996) and $46,000, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1996 was approximately 7.0 years. The fair values of stock options were calculated using a variation of the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1996 and 1995: stock price volatility at 45%; risk-free rate of return of 6.5%; dividend rate of $0.00 per year; and an expected term of 4 years. If the fair value based method of accounting set forth in SFAS 123 had been applied, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                        1996              1995
      Net loss - as reported                        $ (1,541,417)    $ (2,629,323)
      Net loss - pro forma                          $ (2,472,417)    $ (2,675,323)
      Loss per Common Share - as reported           $      (0.13)    $      (0.22)
      Loss per Common Share - pro forma             $      (0.20)    $      (0.23)

      The fair value of stock options included in the pro forma amounts for the years 1996 and 1995 is not necessarily indicative of future effects on net earnings and income per share.

      STOCKHOLDER RIGHTS PLAN - On December 12, 1991, the shareholders of the Company approved the Stockholder Rights Plan ("Plan"). The Plan calls for the issuance of one preferred share purchase right ("Right") for each share of common stock held by shareholders of record on December 2, 1991. Each Right represents the right to purchase one one-hundredth of a share of Series C Preferred Stock of the Company at an initial exercise price of $25 per share. The Rights are exercisable through December 1, 2001, unless earlier redeemed by the Company. In the event that the Company is involved in a business combination, the Rights provide for the holder to acquire common stock of the Company, or acquiring company, at a 50% discount. The rights are redeemable by the Company at $.01 per Right.

      STOCK WARRANTS - In September 1994, the Company settled a lawsuit related to a dispute over services rendered by an individual in connection with the acquisition of Southern Flow. As part of the settlement, the Company issued 40,000 stock purchase warrants which entitle the holder to purchase one share of Common Stock at $4.25 per share, the market price of the stock on the settlement date. The warrants are immediately exercisable and expire September 27, 1999.

      On February 13, 1996, the Company's remaining 1,767,365 common stock purchase warrants issued pursuant to the Company's 1992 initial public offering expired without being exercised.

      METRETEK STOCK WARRANTS - Metretek stock warrants were issued by Metretek in prior periods in connection with issues of common stock and debentures. Stock warrants were also issued by Metretek to certain stockholders as remuneration for loans provided to Metretek and to a venture capital company as remuneration for services rendered in connection with a new issue of special preference stock. At December 31, 1996, stock warrants outstanding allow the holders to purchase a total of 146,480 shares of common stock at prices ranging from $11.12 to $22.24 per share. The Metretek stock warrants are exercisable over periods expiring at various dates from 1999 to 2004.

      The shares of the Company's common stock issuable upon the exercise of the Metretek Warrants cannot be resold unless such resale is registered under the Securities Act and under applicable state securities laws or is made pursuant to an available exemption therefrom. The holders of the Metretek Warrants have the right, under certain circumstances, to require the Company to register the shares of the Company's common stock issuable upon exercise of the Metretek Warrants under the Securities Act and applicable state securities laws.

      COMMON STOCK SUBJECT TO A PUT AGREEMENT - In connection with a previous acquisition, on February 15, 1995, the Company repurchased the remaining 7,900 shares of Common Stock subject to a put agreement at $7.00 per share.

7.    RELATED PARTIES

      In connection with the purchase of manufacturing rights to the CNG dispenser and related assets, DVCO has agreed to pay a 5% royalty on gross sales and leases of the CNG dispenser and related products (and/or components of systems which incorporate or utilize the technology licensed to DVCO) realized through 1997. A minimum royalty of $50,000 is due in 1997. Royalty expense of $50,000 was recognized in both 1996 and 1995.
                                   * * * * *

                       MARCUM NATURAL GAS SERVICES, INC.
                                  FORM 10-KSB





                                 EXHIBIT INDEX



EXHIBIT NO.                             EXHIBIT
-----------                             -------
    10.2                          Marcum Natural Gas Services, Inc.
                                  1991 Stock Option Plan, as amended
                                  and restated December 2, 1996

    10.3                          Marcum Natural Gas Services, Inc.
                                  Directors' Stock Option Plan, as
                                  amended and restated December 5, 1996

    21.1                          Subsidiaries

    23.1                          Consent of Deloitte & Touche LLP

    27.1                          Financial Data Schedule