Form 10QSB
period 1997-03-31
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1997-05-15
CIK 882154

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-QSB

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from            to
                                              ----------   ---------

                         Commission File Number 0-19793

                          ----------------------------

                       MARCUM NATURAL GAS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                          ----------------------------

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

                          ----------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                    -----     -----

         As of April 30, 1997 there were 12,307,327 shares of the issuer's Common Stock outstanding.

         Traditional Small Business Disclosure Format

                                 Yes        No  X
                                    -----     -----

===============================================================================

                       MARCUM NATURAL GAS SERVICES, INC.

                                  FORM 10-QSB
                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
               March 31, 1997 (unaudited) and December 31, 1996           3

         Unaudited Consolidated Statements of Operations -
               For the Three Months Ended March 31, 1997 and
               March 31, 1996                                             5

         Unaudited Consolidated Statements of Cash Flows -
               For the Three Months Ended March 31, 1997 and
               March 31, 1996                                             6

         Notes to Unaudited Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               14

Item 5.  Other Information                                               14

Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               16

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                     MARCH 31,       DECEMBER 31,
                                                                       1997              1996
                                                                    -----------      ------------
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $   787,712     $   889,543
     Trade receivables, less allowance for doubtful accounts
         of $117,707 and $136,967, respectively                       2,751,872       3,097,756
     Other receivables                                                   45,489         116,779
     Inventory                                                        2,614,990       2,428,466
     Net assets of discontinued operations                            1,204,441       2,676,898
     Prepaid expenses and other current assets                          254,500         315,200
                                                                    -----------     -----------

         Total current assets                                         7,659,004       9,524,642
                                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Equipment                                                        2,170,044       2,169,729
     Vehicles                                                            50,896          50,896
     Furniture and fixtures                                             459,008         454,558
     Land, building and improvements                                    388,634         382,323
                                                                    -----------     -----------
         Total                                                        3,068,582       3,057,506
     Less accumulated depreciation                                    1,845,814       1,782,102
                                                                    -----------     -----------

         Property, plant and equipment, net                           1,222,768       1,275,404
                                                                    -----------     -----------

OTHER ASSETS:
     Customer list (net of accumulated amortization
       of $1,731,515 and $1,620,204, respectively)                    7,161,372       7,272,683
     Goodwill and other intangibles (net of accumulated
       amortization of $349,335 and $306,481, respectively)             983,642       1,026,496
     Investments in unconsolidated affiliates                           284,161         297,584
     Other assets                                                       190,630         192,626
                                                                    -----------     -----------

         Total other assets                                           8,619,805       8,789,389
                                                                    -----------     -----------

TOTAL                                                               $17,501,577     $19,589,435
                                                                    ===========     ===========



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,       DECEMBER 31,
                                                                              1997              1996
                                                                         -------------      ------------
                                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                     $    650,361      $    446,121
     Accrued and other liabilities                                             885,932         1,219,220
     Current maturities of notes payable                                       357,649           581,071
     Current maturities of long-term debt                                        3,691             3,691
                                                                          ------------      ------------

         Total current liabilities                                           1,897,633         2,250,103
                                                                          ------------      ------------

LONG-TERM NOTE PAYABLE                                                                            46,845
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Redeemable preferred stock - Series A, $.01 par value;
         authorized, 1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series B, $.01 par value;
         authorized, 1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series C, $.01 par value;
         authorized, 500,000 shares; none issued and outstanding
     Common stock, $.01 par value; authorized, 25,000,000 shares;
         issued and outstanding, 12,307,327 and 12,231,327
         shares, respectively                                                  123,073           122,313
     Additional paid-in capital                                             36,910,187        36,844,447
     Foreign currency translation adjustment                                     6,658            (4,354)
     Accumulated deficit                                                   (21,435,974)      (19,669,919)
                                                                          ------------      ------------

         Total stockholders' equity                                         15,603,944        17,292,487
                                                                          ------------      ------------




TOTAL                                                                     $ 17,501,577      $ 19,589,435
                                                                          ============      ============


See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ------------------------------
                                                                   1997               1996
                                                                ------------      ------------
REVENUES:
     Natural gas measurement sales and services                 $  4,260,024      $  4,704,700
     Other                                                            99,396           148,848
                                                                ------------      ------------

         Total revenues                                            4,359,420         4,853,548
                                                                ------------      ------------

COSTS AND EXPENSES:
     Cost of measurement sales and services                        2,678,815         3,028,010
     General and administrative                                    1,022,903           901,866
     Selling, marketing and service                                  357,364           367,302
     Depreciation and amortization                                   234,513           222,647
     Research and development                                        217,012           167,668
     Interest and other                                               36,099            20,032
                                                                ------------      ------------

         Total costs and expenses                                  4,546,706         4,707,525
                                                                ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            (187,286)          146,023
                                                                ------------      ------------

DISCONTINUED OPERATIONS:
     Loss from operations                                           (278,769)         (422,940)
     Loss from disposal, including provision of $216,000
         for operating losses during phase-out period             (1,300,000)
                                                                ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS                                 (1,578,769)         (422,940)
                                                                ------------      ------------

NET LOSS                                                        $ (1,766,055)     $   (276,917)
                                                                ============      ============

INCOME (LOSS) PER SHARE:
     Continuing operations                                      $      (0.01)     $       0.01
     Discontinued operations                                           (0.13)            (0.03)
                                                                ------------      ------------

NET LOSS PER SHARE                                              $      (0.14)     $      (0.02)
                                                                ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        12,288,316        11,929,870
                                                                ============      ============


See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             ----------------------------
                                                                                1997              1996
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(1,766,055)     $  (276,917)
     Adjustments to reconcile net loss to net cash provided
       by continuing operations:
         Loss from discontinued operations                                       278,769          422,940
         Loss from disposal of discontinued operations                         1,300,000
         Depreciation and amortization                                           234,513          222,647
         Stock compensation expense                                                                48,301
         Loss on disposal of assets                                                3,583            1,204
         Equity in income of unconsolidated affiliates                           (17,604)         (28,984)
     Changes in other assets and liabilities:
          Trade receivables                                                      345,884          398,167
          Inventory                                                             (186,524)          (6,185)
          Other current assets                                                   131,989          271,579
          Other noncurrent assets                                                 11,798            6,039
          Accounts payable                                                       204,241           71,496
          Accrued and other liabilities                                         (333,852)        (243,676)
                                                                             -----------      -----------
     Net cash provided by continuing operations                                  206,742          886,611
     Net cash used by discontinued operations                                   (106,312)        (328,994)
                                                                             -----------      -----------
     Net cash provided by operating activities                                   100,430          557,617
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                  (31,259)         (44,712)
     Additions to manufacturing rights and software development costs                            (121,143)
     Net cash from acquisitions                                                                   211,747
     Proceeds from sale of assets                                                  3,819           24,368
     Investment in unconsolidated affiliate                                                      (245,125)
     Distributions from unconsolidated affiliates                                 31,027              600
                                                                             -----------      -----------
     Net cash provided by (used in) investing activities                           3,587         (174,265)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable to bank                                          (270,267)
     Issuance of common stock                                                     66,500           12,526
     Payments on long-term debt and capital lease obligations                     (2,081)          (2,304)
                                                                             -----------      -----------
     Net cash provided by (used in) financing activities                        (205,848)          10,222
                                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                           (101,831)         393,574

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                   889,543        1,500,812
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   787,712      $ 1,894,386
                                                                             ===========      ===========


See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of March 31, 1997 and December 31, 1996 and
           For the Three Month Periods Ended March 31, 1997 and 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Marcum Natural Gas Services, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the consolidated financial position of the Company and its subsidiaries as of March 31, 1997 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 1997 and 1996.

2.       DISCONTINUED OPERATIONS

         On May 6, 1997, the Company announced that it had entered into a letter of intent which will result in the sale of substantially all of the assets of Marcum Fuel Systems, Inc. ("MFS"), a wholly-owned subsidiary of the Company, to Natural Fuels Corporation, an affiliate of Public Service Co. of Colorado and Colorado Interstate Gas. MFS has operated the Company's refueling equipment segment since 1991. The Company expects the sale, which is subject to completion of due diligence and execution of definitive agreements, to be closed in June 1997. Terms of the letter of intent provide for the sale of the inventory, property and equipment of MFS. In addition, the purchaser will assume responsibility for completion of all projects in its backlog. MFS will retain its existing accounts receivables and accounts payables as well as certain other assets and obligations.

         Management currently expects that the disposition of the segment will result in net cash proceeds to the Company of approximately $1,000,000, a portion of which will come from the sale. The Company also expects to receive additional cash proceeds during the subsequent twelve months from a shared interest in the gross margins related to pending projects awarded to MFS or to the purchaser based upon quotes issued by MFS. In addition, the Company expects to enter into a royalty agreement in connection with the sale which will entitle the Company to receive cash payments on the purchaser's sales of MFS's proprietary sonic nozzle compressed natural gas dispensers. The Company expects to incur a loss on the disposition of the discontinued segment of approximately $1,300,000, including approximately $216,000 for operating losses during the phase-out period, which has been reflected as a reduction of the carrying value of the net assets of MFS at March 31, 1997.

         The results of the refueling equipment segment have been reported separately as discontinued operations. Prior year consolidated financial statements have also been reclassified to present the refueling equipment segment as a discontinued operation. Revenues of the discontinued segment were $1,548,366 and $994,845 for the three months ended March 31, 1997 and 1996, respectively. Net assets of the discontinued segment at March 31, 1997 and December 31, 1996 consisted of the following:


                                      March 31,       December 31,
                                        1997             1996
                                     -----------      ------------
Current assets (mainly trade
  receivables and inventory)         $ 2,432,457      $ 3,190,250
Other assets, net                                         883,300
Accounts payable, accrued
  expenses and other                  (1,012,016)      (1,396,652)
Accrual for losses during the
  phase out period                      (216,000)
                                     -----------      -----------
Net assets of discontinued
  operations                         $ 1,204,441      $ 2,676,898
                                     ===========      ===========


3.       DEBT AGREEMENT

         In order to fund the organization of and its expected investment in Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), the Company, through its wholly-owned subsidiaries, Marcum Gas Transmission, Inc. ("MGT") and Southern Flow Companies, Inc. ("Southern Flow"), entered into a loan agreement on April 18, 1997, as amended May 14, 1997, with a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The MGT Loan is secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred and performance share interest in MM 1997-1 and is guaranteed by the Company. The loan agreement requires the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and contains other standard covenants affecting the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the three month periods ended March 31, 1997 and 1996 and of the consolidated financial condition of the Company as of March 31, 1997 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 --------------------
                                                                  1997         1996
                                                                 -------      -------
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
         REVENUES:
                  Southern Flow                                  $ 2,722      $ 2,708
                  Metretek                                         1,538        1,996
                  Other                                               99          149
                                                                 -------      -------
                  Total                                          $ 4,359      $ 4,853
                                                                 =======      =======
         GROSS PROFIT:
                  Southern Flow                                  $   631      $   682
                  Metretek                                           950          995
                                                                 -------      -------
                  Total                                          $ 1,581      $ 1,677
                                                                 =======      =======
         NET INCOME (LOSS):
                  Southern Flow                                  $   162      $   226
                  Metretek                                             0          246
                  Other                                             (349)        (326)
                                                                 -------      -------
                  Income (loss) from continuing operations          (187)         146
                  Loss from discontinued operations               (1,579)        (423)
                                                                 -------      -------
                  Total                                          $(1,766)     $  (277)
                                                                 =======      =======


         On May 6, the Company announced that it had entered into a letter of intent to sell substantially all of the assets of its natural gas refueling equipment segment. The financial statements have been reclassified to exclude the operating results of the natural gas refueling equipment segment from continuing operations and to account for this segment as discontinued operations (see Note 2 to the Unaudited Consolidated Financial Statements). The following discussion relates only to the Company's continuing operations.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Revenues. Revenues decreased $494,128, or 10%, for the three months ended March 31, 1997 compared to the same period in 1996. Revenues from Metretek decreased $457,886, or 23%, for the three months ended March 31, 1997, compared to the same period in 1996, which was comprised of a decrease in domestic sales of $467,463, offset in part by an increase in Metretek's international sales of $9,577. The decrease in Metretek's domestic sales was comprised of a decrease in automatic meter reading (AMR) systems of approximately $367,000, as well as a decrease in OEM product sales of approximately $177,000, offset in part by an increase of approximately $77,000 of circuit board assembly sales through Metretek's wholly-owned subsidiary, Sigma VI. The Company believes that the decrease in Metretek's domestic AMR revenues is attributable to the deferral of orders by utility companies and others who use Metretek's products. Revenues from Southern Flow increased $13,210, or less than 1%, for the three months ended March 31, 1997, compared to the same period in 1996. Other revenues decreased $49,452, or 33%, for the three months ended March 31, 1997 compared to the same period in 1996. This decrease resulted primarily from reduced interest income and reduced equity income from unconsolidated affiliates for the three months ended March 31, 1997, compared to the same period in 1996.

         Costs and Expenses. Cost of sales and services decreased $349,195, or 12%, for the three months ended March 31, 1997 compared to the same period in 1996. Costs of sales and services from Metretek decreased $413,350, or 41%, in the three month period in 1997 compared to the same period in 1996 and was due primarily to Metretek's decreased sales in 1997 coupled with cost reductions in raw material components of certain of its products. As a result, Metretek's gross profit margin after costs of sales and services increased from 49.8% to 61.8% in the 1997 period compared to the same period in 1996. Cost of sales and services from Southern Flow increased $64,155, or 3%, in the three months ended March 31, 1997 compared to the same period last year. Southern Flow's gross profit margin after costs of sales and services decreased from 25.2% to 23.2% in the 1997 period compared to the same period in the previous year due primarily to increased pricing pressures from customers and competitors.

         General and administrative expenses increased $121,037, or 13%, for the three months ended March 31, 1997 compared to the same period in 1996. This increase resulted primarily from increases in expenses of Metretek of approximately $102,000 due primarily to costs incurred at its wholly-owned subsidiaries, Metretek Europe and Sigma VI, which were acquired during 1996, an increase in expenses of Southern Flow of approximately $11,000 and an increase in expenses of MGT of approximately $93,000 for professional costs incurred in connection with the organization and formation of a new business trust in 1997. These increases were partially offset by a decrease in general and corporate expenses of approximately $85,000 attributable to a reduction in personnel costs together with reduced stock compensation expense related to the employee stock purchase plan which was discontinued in late 1996.

         Selling, marketing and service expenses decreased $9,938, or 3%, for the three months ended March 31, 1997 compared to the same period in 1996. This decrease resulted primarily from an overall decrease in Metretek's sales and a reduction in advertising and promotional expenses.

         Depreciation and amortization expenses increased $11,866, or 5%, for the three months ended March 31, 1997 compared to the same period in 1996. This increase resulted primarily from increased amortization associated with capitalized software development at Metretek.

         Research and development expenses increased $49,344, or 29%, for the three months ended March 31, 1997 compared to the same period in 1996, all of which related to new product development projects at Metretek.

         Interest and other expenses increased $16,067, or 80%, for the three months ended March 31, 1997 compared to the same period in 1996. This increase resulted primarily from foreign currency exchange losses incurred at Metretek's wholly-owned subsidiary, Metretek Europe.

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

         Net cash provided by operating activities was approximately $100,000 for the three months ended March 31, 1997. The principal components of this increase in cash were (i) cash provided of approximately $346,000 due to the reduction in accounts receivables, (ii) cash provided in the amount of approximately $204,000 for the increase of accounts payable, (iii) approximately $33,000 of cash provided by continuing operations, before changes in assets and liabilities, (iv) approximately $190,000 of net cash used for a combination of the payment of miscellaneous liabilities offset by proceeds from miscellaneous assets, (v) cash used in the amount of approximately $187,000 related to the increases in inventory levels, and (vi) approximately $106,000 of cash used in discontinued operations.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1997 will be approximately $1,200,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $217,012 were incurred in the three month period ended March 31, 1997.

         The Company anticipates capital expenditures in 1997 of approximately $230,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the three month period ended March 31, 1997 totalled $31,259.

         In order to fund the organization of and MGT's expected investment in Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), MGT and Southern Flow entered into a loan agreement on April 18, 1997, as amended May 14, 1997, with a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The MGT Loan is secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred and performance share interest in MM 1997-1 and is guaranteed by the Company. The loan agreement requires the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and contains other standard covenants affecting the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow.

         Based on the Company's current plans and assumptions, management believes that its capital resources, including its cash on hand, expected proceeds from the sale of assets of its discontinued operations, expected cash flow from continuing operations and its borrowings will be sufficient to fund its currently anticipated working capital needs, capital commitments and debt service requirements for at least the next twelve months. Depending upon the Company's financial condition, including its liquidity needs and business activity, the conditions in the capital and other financial markets, as well as other factors, the Company may from time to time seek additional funds from the proceeds of debt financing, the sale of equity or assets or other financing methods. However, there can be no assurance that the Company will be able to obtain any such additional funds when needed or on terms that will be favorable to the Company.

FORWARD-LOOKING STATEMENTS

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this report on Form 10-QSB that look forward in time, which includes everything other than historical information, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the closing of the sale of the MFS segment and the amount of proceeds therefrom; changes in the energy industry in general and the natural gas and other alternative fuels industries in particular; the capital resources, technological requirements and internal business plans of the natural gas utilities industry; technological changes in the natural gas industry; the timely development and market acceptance of new product designs and technologies; general economic conditions; reliance on strategic alliances; the receipt and timing of future customer orders; changes in competitive factors affecting the Company's operations; unanticipated impacts of restructuring initiatives in natural gas utilities; occurrences of events affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments; the ability to successfully identify and finance natural gas opportunities; the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; as well as other risks and uncertainties that are discussed in this report or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission. The Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II.
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

ITEM 5.  OTHER INFORMATION

         On May 6, 1997, the Company announced that it had entered into a letter of intent which will result in the sale of substantially all of the assets of Marcum Fuel Systems, Inc. ("MFS"), a wholly-owned subsidiary of the Company, to Natural Fuels Corporation, an affiliate of Public Service Co. of Colorado and Colorado Interstate Gas. MFS has operated the Company's refueling equipment segment since 1991. The Company expects the sale, which is subject to completion of due diligence and execution of definitive agreements, to be closed in June 1997. Terms of the letter of intent provide for the sale of the inventory, property and equipment of MFS. In addition, the purchaser will assume responsibility for completion of all projects in its backlog. MFS will retain its existing accounts receivables and accounts payables as well as certain other assets and obligations.

         Management currently expects that the disposition of the segment will result in net cash proceeds to the Company of approximately $1,000,000, a portion of which will come from the sale. The Company also expects to receive additional cash proceeds during the subsequent twelve months from a shared interest in the gross margins related to pending projects awarded to MFS or to the purchaser based upon quotes issued by MFS. In addition, the Company expects to enter into a royalty agreement in connection with the sale which will entitle the Company to receive cash payments on the purchaser's sales of MFS's proprietary sonic nozzle compressed natural gas dispensers. The Company expects to incur a loss on the disposition of the discontinued segment of approximately $1,300,000, including approximately $216,000 for operating losses during the phase-out period, which has been reflected as a reduction of the carrying value of the net assets of MFS at March 31, 1997.

         Because the sale is subject to completion of due diligence and execution of definitive agreements, there is no assurance that the sale will be consummated or that management's current expectations regarding net cash proceeds from disposition of the segment will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

    (a)  Exhibits

         10 Loan Agreement among Southern Flow Companies, Inc., Marcum Gas Transmission, Inc., Marcum Natural Gas Services, Inc. and Commercial National Bank in Shreveport Dated as of April 18, 1997, as amended May 14, 1997.

         27  Financial Data Schedule

         99 Press release announcing signed letter of intent to sell substantially all the assets of Marcum Fuel Systems, Inc. to Natural Fuels Corporation.

    (b) The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARCUM NATURAL GAS SERVICES, INC.



                                       By: /s/ W. Phillip Marcum
                                          ----------------------------
Date:   May 14, 1997                      W. Phillip Marcum
     ------------------                   President and Chief Executive Officer




                                       By: /s/ A. Bradley Gabbard
                                          ----------------------------
Date:   May 14, 1997                      A. Bradley Gabbard
     ------------------                   Executive Vice President
                                          and Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------
    10       Loan Agreement among Southern Flow Companies, Inc., Marcum Gas
             Transmission, Inc., Marcum Natural Gas Services, Inc. and
             Commercial National Bank in Shreveport Dated as of April 18, 1997,
             as amended May 14, 1997.

    27       Financial Data Schedule

    99 Press release announcing signed letter of intent to sell substantially all the assets of Marcum Fuel Systems, Inc. to Natural Fuels Corporation.