Form 10QSB
period 1997-06-30
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1997-08-08
CIK 882154

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                  FORM 10-QSB

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                     -----------    --------------


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


                                 (303)592-5555
                (Issuer's telephone number, including area code)

                          ----------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes x             No
                              ----             ----
         As of July 31, 1997, there were 12,307,327 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                           Yes               No x
                              ----             ----


--------------------------------------------------------------------------------

                       MARCUM NATURAL GAS SERVICES, INC.

                                  FORM 10-QSB
                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets -
             June 30, 1997 (unaudited) and December 31, 1996            3

          Unaudited Consolidated Statements of Operations -
             For the Three Months Ended June 30, 1997 and
                June 30, 1996
             For the Six Months Ended June 30, 1997 and
                June 30, 1996                                           5

          Unaudited Consolidated Statements of Cash Flows -
             For the Six Months Ended June 30, 1997 and
                June 30, 1996                                           6

          Notes to Unaudited Consolidated Financial Statements          7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            16

Item 4.   Submission of Matters to a Vote of Security Holders          16

Item 6.   Exhibits and Reports on Form 8-K                             17

Signatures                                                             18

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,            DECEMBER 31,
                                                                            1997                  1996
                                                                      ----------------      ---------------
                                                                         (UNAUDITED)
ASSETS
------

CURRENT ASSETS:
    Cash and cash equivalents                                              $ 1,285,290          $   889,543
    Trade receivables, less allowance for doubtful accounts
        of $120,156 and $136,967, respectively                               3,397,541            3,097,756
    Other receivables                                                           90,994              116,779
    Inventory                                                                2,670,877            2,428,466
    Net assets of discontinued operations                                      836,120            2,676,898
    Prepaid expenses and other current assets                                  246,328              315,200
                                                                           -----------          -----------

        Total current assets                                                 8,527,150            9,524,642
                                                                           -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Equipment                                                                2,263,073            2,169,729
    Vehicles                                                                    50,896               50,896
    Furniture and fixtures                                                     463,644              454,558
    Land, building and improvements                                            415,378              382,323
                                                                           -----------          -----------
        Total                                                                3,192,991            3,057,506
    Less accumulated depreciation                                            1,908,024            1,782,102
                                                                           -----------          -----------

        Property, plant and equipment, net                                   1,284,967            1,275,404
                                                                           -----------          -----------

OTHER ASSETS:
    Customer list (net of accumulated amortization
      of $1,842,826 and $1,620,204, respectively)                            7,050,061            7,272,683
    Goodwill and other intangibles (net of accumulated
      amortization of $392,188 and $306,481, respectively)                     940,789            1,026,496
    Investments in unconsolidated affiliates                                   287,839              297,584
    Other assets                                                               211,122              192,626
                                                                           -----------          -----------

        Total other assets                                                   8,489,811            8,789,389
                                                                           -----------          -----------

TOTAL                                                                      $18,301,928          $19,589,435
                                                                           ===========          ===========



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,            DECEMBER 31,
                                                                            1997                  1996
                                                                      ----------------      ---------------
                                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                       $   848,142          $   446,121
    Accrued and other liabilities                                            1,100,489            1,204,692
    Current maturities of notes payable                                        642,414              581,071
    Current maturities of long-term debt and
        capital lease obligations                                               14,612               10,866
                                                                           -----------          -----------

        Total current liabilities                                            2,605,657            2,242,750
                                                                           -----------          -----------

LONG-TERM NOTE PAYABLE                                                         244,445               46,845
                                                                           -----------          -----------

CAPITAL LEASE OBLIGATIONS                                                       17,985                7,353
                                                                           -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Redeemable preferred stock - Series A, $.01 par value;
        authorized, 1,000,000 shares; none issued and outstanding
    Redeemable preferred stock - Series B, $.01 par value;
        authorized, 1,000,000 shares; none issued and outstanding
    Redeemable preferred stock - Series C, $.01 par value;
        authorized, 500,000 shares; none issued and outstanding
    Common stock, $.01 par value; authorized, 25,000,000 shares;
        issued and outstanding, 12,307,327 and 12,231,327
        shares, respectively                                                   123,073              122,313
    Additional paid-in capital                                              36,910,187           36,844,447
    Foreign currency translation adjustment                                      6,658               (4,354)
    Accumulated deficit                                                    (21,606,077)         (19,669,919)
                                                                           -----------          -----------

        Total stockholders' equity                                          15,433,841           17,292,487
                                                                           -----------          -----------



                                                                           -----------          -----------

TOTAL                                                                      $18,301,928          $19,589,435
                                                                           ===========          ===========




See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   --------------------------- ---------------------------
                                                       JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                        1997          1996          1997          1996
                                                   ------------- ------------- ------------- -------------
REVENUES:
    Natural gas measurement sales and services        $5,435,643    $4,735,276   $ 9,695,667    $9,439,976
    Other                                                 83,195       258,407       182,591       407,255
                                                      ----------    ----------   -----------    ----------

        Total revenues                                 5,518,838     4,993,683     9,878,258     9,847,231
                                                      ----------    ----------   -----------    ----------

COSTS AND EXPENSES:
    Cost of measurement sales and services             3,361,421     3,159,513     6,040,236     6,187,523
    General and administrative                           937,555       964,689     1,960,458     1,866,555
    Selling, marketing and service                       420,122       427,930       777,486       795,232
    Depreciation and amortization                        232,717       216,284       467,230       438,931
    Research and development                             287,670       159,819       504,682       327,487
    Interest and other                                    18,878        26,515        54,977        46,547
                                                      ----------    ----------   -----------    ----------

        Total costs and expenses                       5,258,363     4,954,750     9,805,069     9,662,275
                                                      ----------    ----------   -----------    ----------

INCOME FROM CONTINUING OPERATIONS                        260,475        38,933        73,189       184,956
                                                      ----------    ----------   -----------    ----------

DISCONTINUED OPERATIONS:
    Loss from operations                                              (389,869)     (278,769)     (812,809)
    Loss from disposal                                  (430,578)                 (1,730,578)
                                                      ----------    ----------   -----------    ----------

LOSS FROM DISCONTINUED OPERATIONS                       (430,578)     (389,869)   (2,009,347)     (812,809)
                                                      ----------    ----------   -----------    ----------

NET LOSS                                              $ (170,103)   $ (350,936)  $(1,936,158)   $ (627,853)
                                                      ==========    ==========   ===========    ==========

INCOME (LOSS) PER SHARE:
    Continuing operations                                  $0.02         $0.00         $0.00         $0.02
    Discontinued operations                                (0.03)        (0.03)        (0.16)        (0.07)
                                                      ----------    ----------   -----------    ----------

NET LOSS PER SHARE                                        $(0.01)       $(0.03)       $(0.16)       $(0.05)
                                                      ==========    ==========   ===========    ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  12,307,327    12,017,868    12,297,874    11,973,869
                                                      ==========    ==========   ===========    ==========





See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ------------------------------
                                                                                1997                1996
                                                                             ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(1,936,158)        $  (627,853)
    Adjustments to reconcile net loss to net cash provided
      by continuing operations:
        Loss from discontinued operations                                       278,769             812,809
        Loss from disposal of discontinued operations                         1,730,578
        Depreciation and amortization                                           467,230             438,931
        Stock compensation expense                                                                  135,101
        Royalty payments made with restricted stock                                                  29,167
        Loss on disposal of assets                                                3,780               6,124
        Equity in income of unconsolidated affiliates                           (27,768)            (48,096)
    Changes in other assets and liabilities:
         Trade receivables                                                     (299,785)            668,324
         Inventory                                                             (242,411)            (46,356)
         Other current assets                                                    94,657             364,767
         Other noncurrent assets                                                 (9,750)            (44,449)
         Accounts payable                                                       402,021            (112,914)
         Accrued and other liabilities                                         (104,203)           (241,535)
                                                                            -----------         -----------
    Net cash provided by continuing operations                                  356,960           1,334,020
    Net cash used by discontinued operations                                   (168,569)           (730,640)
                                                                            -----------         -----------
    Net cash provided by operating activities                                   188,391             603,380
                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                 (151,923)           (102,075)
    Additions to manufacturing rights and software development costs                               (235,369)
    Net cash from acquisitions                                                                      164,308
    Proceeds from sale of assets                                                  4,583              24,440
    Investment in unconsolidated affiliate                                                         (245,125)
    Distributions from unconsolidated affiliates                                 37,512               9,050
                                                                            -----------         -----------
    Net cash used in investing activities                                      (109,828)           (384,771)
                                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from new promissory note                                           400,000
    Payments on notes payable to bank                                          (141,058)
    Issuance of common stock                                                     66,500              63,551
    Payments on long-term debt and capital lease obligations                     (8,258)             (4,763)
                                                                            -----------         -----------
    Net cash provided by financing activities                                   317,184              58,788
                                                                            -----------          ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       395,747             277,397

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                   889,543           1,500,812
                                                                            -----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 1,285,290          $1,778,209
                                                                            ===========          ==========




See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   As of June 30, 1997 and December 31, 1996
          For the Three Month Periods Ended June 30, 1997 and 1996 and
             For the Six Month Periods Ended June 30, 1997 and 1996



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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the consolidated financial position of the Company and its subsidiaries as of June 30, 1997 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

2.       DISCONTINUED OPERATIONS

         On June 27, 1997, the Company, through its wholly-owned subsidiary, Marcum Fuel Systems, Inc. ("MFS"), sold its refueling equipment segment and substantially all of the operating assets related thereto to Natural Fuels Corporation ("Natural"), an affiliate of Public Service Co. of Colorado and Colorado Interstate Gas, pursuant to the provisions of an Asset Purchase Agreement, dated as of June 27, 1997 (the "Asset Purchase Agreement"). Subsequent to the sale, MFS changed its name to Marcum Denver, Inc.

         The assets sold by MFS to Natural included certain inventory, equipment, contracts, patents, trademarks and technology of MFS used in the compressed natural gas vehicle fueling business, but excluded receivables and payables (other than those attributed to assumed jobs), certain inventory and contracts attributable to jobs in progress as of the closing date, and the capital stock of its wholly-owned subsidiaries.

         Pursuant to the Asset Purchase Agreement, (a) Natural paid MFS $373,628 in cash at closing; (b) Natural agreed to pay an additional $47,735 in cash for certain vehicles and equipment upon transfer of title to such vehicles and equipment; (c) Natural assumed the warranty and service obligations of MFS with respect to jobs completed by MFS and certain liabilities and obligations of MFS in connection with pending jobs and job quotes assumed by Natural; (d) Natural agreed to pay MFS 30% of the gross margin upon Natural's completion of the assumed jobs; and (e) Natural agreed to pay MFS a royalty on the sale by Natural and its affiliates of compressed natural gas vehicle refueling dispensers that incorporate MFS metering technology in an amount equal to (i) $750 per dispenser sold until the earlier of the sale of the first 500 dispensers or five years from the closing date, plus (ii) $500 per dispenser sold thereafter until the earlier of the sale of 500 additional dispensers or five additional years. MFS also granted to Natural a one-year license of the name "Marcum Fuel Systems, Inc." and certain other trademarks and trade names pursuant to a License Agreement.

         The Asset Purchase Agreement provides for mutual respective indemnification in the event of a breach of representations, warranties, covenants, or obligations by either MFS or Natural. The obligations of MFS to Natural under the Asset Purchase Agreement have been guaranteed by the Company. In addition, the Company and W. Phillip Marcum, the Chairman of the Board, President, Chief Executive Officer and a director of the Company, also entered into a noncompetition agreement with Natural, pursuant to which the Company and Mr. Marcum have agreed not to compete with Natural in the compressed natural gas vehicle refueling business for four years from the closing date.

         MFS will complete certain jobs in progress as of the closing date which were not sold to Natural and will liquidate its remaining assets. MFS has subcontracted certain projects to Natural until appropriate consents are obtained to transfer the projects to Natural. MFS, as well as the Company and its other wholly-owned subsidiaries, will remain as indemnitors with respect to certain bonds underwritten in connection with certain projects of MFS that will be completed by Natural. Pursuant to the Asset Purchase Agreement, Natural will use commercially reasonable efforts to assume the obligations of MFS and its affiliates under such bonds or to replace such bonds, but there is no assurance that such assumption or replacement of bonds or obligations will occur.

         The Company incurred a loss on the disposition of the segment of $1,730,578. The results of the refueling equipment segment have been reported separately as discontinued operations. Prior year consolidated financial statements have also been reclassified to present the refueling equipment segment as a discontinued operation. Revenues of the discontinued segment were $2,593,088 and $2,091,946 for the six months ended June 30, 1997 and 1996, respectively. Net assets of the discontinued segment at June 30, 1997 and December 31, 1996 consisted of the following:

                                                  June 30,               December 31,
                                                   1997                      1996
                                               ------------              ------------
Current assets (mainly trade
 receivables and inventory)                      $1,475,954               $3,190,250
Other assets, net                                     5,647                  883,300
Accounts payable, accrued
 expenses and other
 disposal costs                                    (645,481)              (1,396,652)
                                                 ----------               ----------

Net assets of discontinued
 operations                                      $  836,120               $2,676,898
                                                 ==========               ==========

3.       DEBT AGREEMENTS

         In order to fund the organization of and its expected investment in Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), the Company, through its wholly-owned subsidiaries, Marcum Gas Transmission, Inc. ("MGT") and Southern Flow Companies, Inc. ("Southern Flow"), entered into a loan agreement on April 18, 1997, as amended May 14, 1997, with a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The MGT Loan is secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred and performance share interest in MM 1997-1 and is guaranteed by the Company. The loan agreement requires the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and contains other standard covenants related to the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow.

         On May 30, 1997, the Company, through its wholly-owned subsidiary, Metretek, Incorporated ("Metretek"), entered into a loan agreement (the "Metretek Loan") with its commercial lender for an additional $200,000 line of credit that will convert into a term loan on March 15, 1998, after which any outstanding balance due on the line of credit will become payable in monthly principal payments plus interest over an 18 month period. No amounts have been borrowed under the Metretek Loan at June 30, 1997. The loan agreement also extended the term of Metretek's existing $400,000 working capital line of credit with the commercial bank from January 31, 1998 to April 30, 1998. The Metretek Loan, together with the existing indebtedness to the commercial lender, are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted, and guaranteed by the Company. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek.
Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek.

4.       LEGAL PROCEEDINGS

         On July 24, 1997, the action in Denver District Court filed by a former employee against the Company and its subsidiary, DVCO Fuel Systems, Inc. ("DVCO"), was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgement against the former employee's claims. The Company is currently evaluating whether to proceed with its counterclaims against the former employee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the six month periods ended June 30, 1997 and 1996 and of the consolidated financial condition of the Company as of June 30, 1997 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                             ------------------------------
                                                                1997                1996
                                                             ----------          ----------
                                                             (DOLLAR AMOUNTS IN THOUSANDS)

REVENUES:
        Southern Flow                                          $ 5,505              $5,364
        Metretek                                                 4,191               4,076
        Other                                                      182                 407
                                                               -------              ------
        Total                                                  $ 9,878              $9,847
                                                               =======              ======
GROSS PROFIT:
        Southern Flow                                          $ 1,405              $1,352
        Metretek                                                 2,251               1,901
                                                               -------              ------
        Total                                                  $ 3,656              $3,253
                                                               =======              ======
NET INCOME (LOSS):
        Southern Flow                                          $   535              $  459
        Metretek                                                   208                 294
        Other                                                     (670)               (568)
                                                               -------              ------
        Income from continuing operations                           73                 185
        Loss from discontinued operations                       (2,009)               (813)
                                                               -------              ------
        Total                                                  $(1,936)             $ (628)
                                                               =======              ======


         On June 27, 1997, the Company sold its natural gas refueling equipment segment and substantially all of the operating assets related thereto. The financial statements have been reclassified to exclude the operating results of the natural gas refueling equipment segment from continuing operations and to account for this segment as discontinued operations (see Note 2 to the Unaudited Consolidated Financial Statements). The following discussion relates only to the Company's continuing operations.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenues. Revenues increased $31,027, or less than 1%, for the six months ended June 30, 1997 compared to the same period in 1996. Revenues from Southern Flow increased $140,770, or 3%, for the six months ended June 30, 1997, compared to the same period in 1996 due to overall higher activity levels in its operations. Revenues from Metretek increased $114,921, or 3%, for the six months ended June 30, 1997, compared to the same period in 1996, which was comprised of an increase in international sales of $135,705, offset in part by a decrease in Metretek's domestic sales of $20,784. The increase in international sales was due primarily to an increase in sales to one Canadian customer. The decrease in Metretek's domestic sales was comprised of a decrease in OEM product sales of approximately $386,000, offset in part by an increase of approximately $187,000 in automatic meter reading (AMR) systems and an increase of approximately $178,000 of circuit board assembly sales through Metretek's wholly-owned subsidiary, Sigma VI, which was acquired in June 1996. Other revenues decreased $224,664, or 55%, for the six months ended June 30, 1997 compared to the same period in 1996. This decrease resulted primarily from the one-time receipt in 1996 of approximately $124,000 in settlement with a former Metretek licensee coupled with reduced interest income and reduced equity income from unconsolidated affiliates for the six months ended June 30, 1997, compared to the same period in 1996.

         Costs and Expenses. Cost of sales and services decreased $147,287, or 2%, for the six months ended June 30, 1997 compared to the same period in 1996. Costs of sales and services from Metretek decreased $235,370, or 11%, in the six month period in 1997 compared to the same period in 1996 and was due primarily to cost reductions in raw material components of certain of its products. As a result, Metretek's gross profit margin after costs of sales and services increased from 46.6% to 53.7% in the 1997 period compared to the same period in 1996. Cost of sales and services from Southern Flow increased $88,083, or 2%, in the six months ended June 30, 1997 compared to the same period last year, primarily as a result of its increased sales and services activity in 1997. Southern Flow's gross profit margin after costs of sales and services increased slightly from 25.2% to 25.5% in the 1997 period compared to the same period in the previous year.

         General and administrative expenses increased $93,903, or 5%, for the six months ended June 30, 1997 compared to the same period in 1996. This increase resulted primarily from increases in expenses of Metretek of approximately $84,000 due primarily to costs incurred at its wholly-owned subsidiaries, Metretek Europe and Sigma VI, which were acquired during 1996, and an increase in expenses of MGT of approximately $179,000 for costs incurred in connection with the organization and formation of a new business trust in 1997. These increases were partially offset by a decrease in general and corporate expenses of approximately $148,000 attributable to a reduction in personnel costs together with reduced stock compensation expense related to the employee stock purchase plan which was discontinued in late 1996 and a decrease in expenses of Southern Flow of approximately $21,000 attributable to reduced personnel costs offset, in part, by increased state and franchise taxes in 1997 compared to 1996.

         Selling, marketing and service expenses decreased $17,746, or 2%, for the six months ended June 30, 1997 compared to the same period in 1996. This decrease resulted primarily from a reduction in advertising and promotional expenses at Metretek.

         Depreciation and amortization expenses increased $28,299, or 6%, for the six months ended June 30, 1997 compared to the same period in 1996. This increase resulted primarily from increased amortization associated with capitalized software development at Metretek.

         Research and development expenses increased $177,195, or 54%, for the six months ended June 30, 1997 compared to the same period in 1996, all of which related to new product development projects at Metretek.

         Interest and other expenses increased $8,430, or 18%, for the six months ended June 30, 1997 compared to the same period in 1996. This increase resulted primarily from foreign currency exchange losses incurred at Metretek's wholly-owned subsidiary, Metretek Europe.

SEASONALITY AND CYCLICALITY

         The business of Metretek is subject to seasonal and cyclical fluctuations, being largely dependent on sales to natural gas utilities. The utility industry is generally characterized by long budget and purchase cycles. Purchases of Metretek's products by utilities are, to a substantial extent, deferrable in the event utilities reduce capital expenditures as a result of such conditions as unfavorable regulatory decisions, poor revenues due to weather conditions or general economic downturns.

FINANCIAL CONDITION AND LIQUIDITY

         The Company requires capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses,
(iii) capital expenditures for property and equipment and software development, and (iv) the funding of possible future acquisitions.

         Net cash provided by operating activities was approximately $188,000 for the six months ended June 30, 1997. The principal components of this increase in cash were (i) approximately $516,000 of cash provided by continuing operations, before changes in assets and liabilities, (ii) cash provided in the amount of approximately $402,000 for the increase of accounts payable, (iii) cash used of approximately $300,000 due to the increase in accounts receivables, (iv) cash used in the amount of approximately $242,000 related to the increases in inventory levels, (v) approximately $19,000 of net cash used for a combination of the payment of miscellaneous liabilities offset by proceeds from miscellaneous assets, and (vi) approximately $169,000 of cash used in discontinued operations.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1997 will be approximately $1,200,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $504,682 were incurred in the six month period ended June 30, 1997.

         The Company anticipates capital expenditures in 1997 of approximately $250,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the six month period ended June 30, 1997 totalled $151,923.

         In order to fund the organization of and MGT's expected investment in Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), MGT and Southern Flow entered into a loan agreement on April 18, 1997, as amended May 14, 1997, with a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The MGT Loan is secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred and performance share interest in MM 1997-1 and is guaranteed by the Company. The loan agreement requires the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and contains other standard covenants related to the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow.

         On May 30, 1997, Metretek entered into a loan agreement (the "Metretek Loan") with its commercial lender for an additional $200,000 line of credit that will convert to a term loan on March 15, 1998, after which any outstanding balance due on the line of credit will become payable in monthly principal payments plus interest over an 18 month period. No amounts have been borrowed under the Metretek Loan at June 30, 1997. The loan agreement also extended the term of its existing $400,000 working capital line of credit with the commercial bank from January 31, 1998 to April 30, 1998. The Metretek Loan, together with the existing indebtedness to the commercial lender are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted, and guaranteed by the Company. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek.

         Based on the Company's current plans and assumptions, management believes that its capital resources, including its cash on hand, expected additional proceeds from the disposition of the remaining net assets of its discontinued operations, expected cash flow from continuing operations and its borrowings, will be sufficient to fund its currently anticipated working capital needs, capital commitments and debt service requirements for at least the next twelve months. Depending upon the Company's financial condition, including its liquidity needs and business activity, the conditions in the capital and other financial markets, as well as other factors, the Company may from time to time seek additional funds from the proceeds of debt financing, the sale of equity or assets or other financing methods. However, there can be no assurance that the Company will be able to obtain any such additional funds when needed or on terms that will be favorable to the Company.


FORWARD-LOOKING STATEMENTS

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this report on Form 10-QSB that look forward in time, which includes everything other than historical information, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the amount of additional proceeds from the disposition of the remaining net assets, and the gross margin payments on the disposed portion, of the MFS segment; changes in the energy industry in general and the natural gas industry in particular; the capital resources, technological requirements and internal business plans of the natural gas utilities industry; technological changes in the natural gas industry; the timely development and market acceptance of new product designs and technologies; general economic conditions; reliance on strategic alliances; the receipt and timing of future customer orders; changes in competitive factors affecting the Company's operations; unanticipated impacts of restructuring initiatives in natural gas utilities; occurrences of events affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments; the ability to successfully identify and finance natural gas opportunities; the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; as well as other risks and uncertainties that are discussed in this report or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission. The Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II.
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On July 24, 1997, the action in Denver District Court filed by a former employee against the Company and its subsidiary, DVCO Fuel Systems, Inc. ("DVCO"), was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgement against the former employee's claims. The Company is currently evaluating whether to proceed with its counterclaims against the former employee.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders of Marcum Natural Gas Services, Inc., held on June 12, 1997, the following proposals were submitted to a vote of security holders:

Proposal 1:      To elect two directors of the Company, each for a three year term expiring at the 2000 Annual Meeting of Stockholders.

                                                  FOR             WITHHOLD
                                                  ---             --------
          U. E. Patrick                         8,931,884         2,190,033
          Anthony D. Pell                      10,271,987           849,930

Proposal 2:      To consider and vote upon a proposal to amend Article Fourth of the Company's Restated Certificate of Incorporation to implement a reverse split ("Reverse Split") of the Company's
                 Common Stock in the range between one-for-two and one-for-four, inclusive, in the event the Board of Directors determines that a Reverse Split is necessary or advisable at any time within one year from the date of the Annual Meeting, with the exact size of the Reverse Split to be determined by the Board of Directors.

                                                                   BROKER
              FOR             AGAINST           ABSTAIN           NON-VOTES
              ---             -------           -------           ---------
          10,205,067          413,134            42,480             461,236

Proposal 3:      To ratify the appointment of Deloitte & Touche LLP as the
                 Company's independent public accountants for the fiscal year ending December 31, 1997.

              FOR             AGAINST           ABSTAIN
              ---             -------           -------
          10,851,391          219,039            51,487



All of the proposals were adopted by the shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

         (a)     Exhibits

                 10 Loan Agreement, dated May 30, 1997, by and between First Union National Bank of Florida and Metretek, Incorporated.

                 27          Financial Data Schedule


         (b) Subsequent to June 30, 1997, the Company filed a report on Form 8-K dated July 14, 1997 (Items 2 and 7), reporting the completion of the sale of its compressed natural gas vehicle refueling business and substantially all of the operating assets related thereto.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARCUM NATURAL GAS SERVICES, INC.



Date:  August 8, 1997                   By: /s/ W. Phillip Marcum
       ------------------                   ------------------------------------
                                            W. Phillip Marcum
                                            President and Chief Executive
                                            Officer


Date:  August 8, 1997                   By: /s/ A. Bradley Gabbard
       ------------------                   ------------------------------------
                                            A. Bradley Gabbard
                                            Executive Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
Number
------
 [S]               [C]
 10                Loan Agreement, dated May 30, 1997, by and between
                   First Union National Bank of Florida and Metretek,
                   Incorporated.

 27                Financial Data Schedule