Form 10QSB
period 1997-09-30
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1997-11-12
CIK 882154

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or
       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES   EXCHANGE ACT OF 1934 For the transition period from
              __________ to __________

                         Commission File Number 0-19793

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

                                Yes    X    No
                                     -----      -----

       As of October 31, 1997, there were 12,311,288 shares of the issuer's Common Stock outstanding.

       Transitional Small Business Disclosure Format

                                Yes         No   X
                                     -----      -----

                       MARCUM NATURAL GAS SERVICES, INC.

                                  FORM 10-QSB
                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets -
                   September 30, 1997 (unaudited) and December 31, 1996     3

              Unaudited Consolidated Statements of Operations -
                   For the Three Months Ended September 30, 1997 and
                        September 30, 1996
                   For the Nine Months Ended September 30, 1997 and
                        September 30, 1996                                  5

              Unaudited Consolidated Statements of Cash Flows -
                   For the Nine Months Ended September 30, 1997 and
                        September 30, 1996                                  6

              Notes to Unaudited Consolidated Financial Statements          7


Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                               11


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             17


Item 6.      Exhibits and Reports on Form 8-K                              17


Signatures                                                                 18

                                    PART I.
                             FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         1997                  1996
                                                                   --------------         --------------
                                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $    1,053,892         $      889,543
    Trade receivables, less allowance for doubtful accounts
       of $120,401 and $136,967, respectively                           3,052,792              3,097,756
    Other receivables                                                     160,149                116,779
    Inventory                                                           2,885,708              2,428,466
    Net assets of discontinued operations                                 626,647              2,676,898
    Prepaid expenses and other current assets                             233,445                315,200
                                                                   --------------         --------------

       Total current assets                                             8,012,633              9,524,642
                                                                   --------------         --------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Equipment                                                           2,313,757              2,169,729
    Vehicles                                                               56,793                 50,896
    Furniture and fixtures                                                451,374                454,558
    Land, building and improvements                                       448,937                382,323
                                                                   --------------         --------------
       Total                                                            3,270,861              3,057,506
    Less accumulated depreciation                                       1,967,382              1,782,102
                                                                   --------------         --------------

       Property, plant and equipment, net                               1,303,479              1,275,404
                                                                   --------------         --------------

OTHER ASSETS:
    Customer lists (net of accumulated amortization of
       $1,954,138 and $1,620,204, respectively)                         6,938,749              7,272,683
    Goodwill and other intangibles (net of accumulated
       amortization of $435,494 and $306,481, respectively)               897,483              1,026,496
    Investments in unconsolidated affiliates                              606,026                297,584
    Other assets                                                          218,419                192,626
                                                                   --------------         --------------

       Total other assets                                               8,660,677              8,789,389
                                                                   --------------         --------------

TOTAL                                                              $   17,976,789         $   19,589,435
                                                                   ==============         ==============



           See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         1997                  1996
                                                                     -------------         -------------
                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $     711,667         $     446,121
    Accrued and other liabilities                                          823,313             1,204,692
    Current maturities of notes payable                                    477,146               581,071
    Current maturities of long-term debt
       and capital lease obligations                                        14,613                10,866
                                                                     -------------         -------------

       Total current liabilities                                         2,026,739             2,242,750
                                                                     -------------         -------------

LONG-TERM NOTE PAYABLE                                                     211,111                46,845
                                                                     -------------         -------------

CAPITAL LEASE OBLIGATION                                                    15,323                 7,353
                                                                     -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Redeemable preferred stock - Series A, $.01 par value;
       authorized, 1,000,000 shares; none issued and outstanding
    Redeemable preferred stock - Series B, $.01 par value;
       authorized, 1,000,000 shares; none issued and outstanding
    Redeemable preferred stock - Series C, $.01 par value;
       authorized, 500,000 shares; none issued and outstanding
    Common stock, $.01 par value, authorized, 25,000,000 shares;
       issued and outstanding, 12,311,288 and 12,231,327
       shares, respectively                                                123,113               122,313
    Additional paid-in-capital                                          36,913,646            36,844,447
    Foreign currency translation adjustment                                  6,658                (4,354)
    Accumulated deficit                                                (21,319,801)          (19,669,919)
                                                                     -------------         -------------

       Total stockholders' equity                                       15,723,616            17,292,487
                                                                     -------------         -------------
TOTAL                                                                $  17,976,789         $  19,589,435
                                                                     =============         =============


           See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                    ------------------------  ---------------------------
                                                        1997         1996         1997           1996
                                                    -----------  -----------  ------------   ------------
REVENUES:
   Natural gas measurement sales and services       $ 5,165,135  $ 4,195,598  $ 14,860,802   $ 13,635,574
   Other                                                132,656       72,117       315,247        479,372
                                                    -----------  -----------  ------------   ------------

     Total revenues                                   5,297,791    4,267,715    15,176,049     14,114,946
                                                    -----------  -----------  ------------   ------------

COSTS AND EXPENSES:
   Cost of measurement sales and services             3,359,785    2,766,113     9,400,021      8,953,636
   General and administrative                           706,610      978,452     2,667,068      2,845,007
   Selling, marketing and service                       393,069      412,931     1,170,555      1,208,163
   Depreciation and amortization                        239,124      211,587       706,354        650,518
   Research and development                             292,250      160,449       796,932        487,936
   Interest and other                                    20,677       22,952        75,654         69,499
                                                    -----------  -----------  ------------   ------------

     Total costs and expenses                         5,011,515    4,552,484    14,816,584     14,214,759
                                                    -----------  -----------  ------------   ------------

INCOME (LOSS) FROM
   CONTINUING OPERATIONS                                286,276     (284,769)      359,465        (99,813)
                                                    -----------  -----------  ------------   ------------

DISCONTINUED OPERATIONS:
   Loss from operations                                             (395,690)     (278,769)    (1,208,499)
   Loss from disposal                                                           (1,730,578)
                                                    -----------  -----------  ------------   ------------

LOSS FROM DISCONTINUED OPERATIONS                                   (395,690)   (2,009,347)    (1,208,499)
                                                    -----------  -----------  ------------   ------------

NET INCOME (LOSS)                                   $   286,276  $  (680,459) $ (1,649,882)  $ (1,308,312)
                                                    ===========  ===========  ============   ============

INCOME (LOSS) PER SHARE:
   Continuing operations                            $      0.02  $     (0.03) $       0.03   $      (0.01)
   Discontinued operations                                             (0.03)        (0.16)         (0.10)
                                                    -----------  -----------  ------------   ------------

NET INCOME (LOSS) PER SHARE                         $      0.02  $     (0.06) $      (0.13)  $      (0.11)
                                                    ===========  ===========  ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                12,308,197   12,187,409    12,301,353     12,045,569
                                                    ===========  ===========  ============   ============


           See notes to unaudited consolidated financial statements

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          ------------   --------------
                                                                              1997            1996
                                                                          ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $ (1,649,882)  $   (1,308,312)
    Adjustments to reconcile net loss to net cash provided
       by continuing operations:
          Loss from discontinued operations                                    278,769        1,208,499
          Loss from disposal of discontinued operations                      1,730,578
          Depreciation and amortization                                        706,354          650,518
          Stock compensation expense                                                            219,652
          Royalty payments made with restricted stock                                            41,667
          Loss on disposal of assets                                            11,361           13,983
          Equity in income of unconsolidated affiliates                        (24,210)         (56,290)
    Changes in other assets and liabilities:
          Trade receivables                                                     44,964          937,561
          Inventory                                                           (457,242)         (12,756)
          Other current assets                                                  38,385          276,416
          Other noncurrent assets                                              (23,516)         (48,419)
          Accounts payable                                                     265,546          (80,913)
          Accrued and other liabilities                                       (381,379)        (429,467)
                                                                          ------------   --------------
    Net cash provided by continuing operations                                 539,728        1,412,139
    Net cash provided (used) by discontinued operations                         40,905       (1,194,986)
                                                                          ------------   --------------
    Net cash provided by operating activities                                  580,633          217,153
                                                                          ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                (257,757)        (145,844)
    Additions to manufacturing rights and software development costs                           (353,984)
    Net cash from acquisitions                                                                  164,308
    Proceeds from sale of assets                                                 6,283           24,440
    Investments in unconsolidated affiliates                                  (340,000)        (245,125)
    Distributions from unconsolidated affiliates                                55,769           27,106
                                                                          ------------   --------------
    Net cash used in investing activities                                     (535,705)        (529,099)
                                                                          ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from new promissory note                                          400,000
    Payments on notes payable to bank                                         (339,659)         (23,423)
    Issuance of common stock                                                    70,000          112,327
    Payments on long-term debt and capital lease obligations                   (10,920)          (7,097)
                                                                          ------------   --------------
    Net cash provided by financing activities                                  119,421           81,807
                                                                          ------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                164,349         (230,139)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               889,543        1,500,812
                                                                          ------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  1,053,892   $    1,270,673
                                                                          ============   ==============

           See notes to unaudited consolidated financial statements.

              MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                As of September 30, 1997 and December 31, 1996
    For the Three Month Periods Ended September 30, 1997 and 1996 and For the Nine Month Periods Ended September 30, 1997 and 1996


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

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the consolidated financial position of the Company and its subsidiaries as of September 30, 1997 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

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

       The Company incurred a loss on the disposition of the segment of $1,730,578. The results of the refueling equipment segment have been reported separately as discontinued operations. Prior year consolidated financial statements have also been reclassified to present the refueling equipment segment as a discontinued operation. Revenues of the discontinued segment were $2,593,088 and $3,241,377 for the nine months ended September 1997 and 1996, respectively. Net assets of the discontinued segment at September 30, 1997 and December 31, 1996 consisted of the following:

                                            September 30,        December 31,
                                                1997                 1996
                                           --------------       --------------
       Current assets (mainly trade
              receivables and inventory)   $      870,148       $    3,190,250
       Other assets, net                                               883,300
       Accounts payable, accrued
              expenses and other
              disposal costs                     (243,501)          (1,396,652)
                                           ---------------      --------------
       Net assets of discontinued
              operations                   $      626,647       $    2,676,898
                                           ===============      ==============

3.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

       In August 1997, the Company, through its wholly-owned subsidiary, Marcum Gas Transmission, Inc. ("MGT"), formed Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), of which MGT is the managing trustee. MM 1997-1 purchased and plans to expand an existing natural gas liquids processing facility (fractionator) near Midland/Odessa, Texas. The purchase and planned expansion was financed by a $8,000,000 private placement of preferred shares of MM 1997-
1. MGT purchased 5% of the preferred shares of MM 1997-1 for $340,000. MGT, as managing trustee, is responsible for the administrative activities of MM 1997-1 for which it is paid management and administrative fees by MM 1997-1.
In addition, MGT holds performance shares of MM 1997-1 which entitles it to receive performance share distributions equal to 8.5% of the cash available for distribution by MM 1997-1 prior to "payout" and 21.25% of the cash available for distribution subsequent to "payout", as defined in the Declaration of Trust. Upon formation of MM 1997-1, MGT was reimbursed $380,000 for organization and offering expenses incurred and was paid a $75,000 acquisition expense reimbursement from proceeds of the private placement. Subsequent to the formation of MM 1997-1, the private placement was expanded by an additional $1,250,000, of which MGT contributed $53,125.

4.     DEBT AGREEMENTS

       In order to fund the organization of and its investment in MM 1997-1, the Company, through its wholly-owned subsidiaries, MGT and Southern Flow Companies, Inc. ("Southern Flow"), entered into a loan agreement on April 18, 1997, as amended May 14, 1997, with a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The MGT Loan is secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred and performance share interest in MM 1997-1 and is guaranteed by the Company. The loan agreement requires the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and contains other standard covenants related to the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow.

       On May 30, 1997, the Company, through its wholly-owned subsidiary, Metretek, Incorporated ("Metretek"), entered into a loan agreement (the "Metretek Loan") with its commercial lender for an additional $200,000 line of credit that will convert into a term loan on March 15, 1998, after which any outstanding balance due on the line of credit will become payable in monthly principal payments plus interest over an 18 month period. No amounts have been borrowed under the Metretek Loan at September 30, 1997. The loan agreement also extended the term of Metretek's existing $400,000 working capital line of credit with the commercial bank from January 31, 1998 to April 30, 1998. The Metretek Loan, together with the existing indebtedness to the commercial lender, are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted, and guaranteed by the Company. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek.
Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek.

5.     LEGAL PROCEEDINGS

       On July 24, 1997, the action in Denver District Court filed by a former employee against the Company and its subsidiary, DVCO Fuel Systems, Inc. ("DVCO"), was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgement against the former employee's claims. The former employee has indicated he intends to appeal the Court's grant of summary judgement. The Company's counterclaims against the former employee remain pending.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

       The following discussion of the results of operations for the Company for the nine month periods ended September 30, 1997 and 1996 and of the consolidated financial condition of the Company as of September 30, 1997 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

       The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.

                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                        1997         1996
                                                  -------------- ------------
REVENUES:
       Southern Flow                              $      8,349   $      8,057
       Metretek                                          6,512          5,579
       Other                                               315            479
                                                  ------------   ------------
       Total                                      $     15,176   $     14,115
                                                  ============   ============
GROSS PROFIT:
       Southern Flow                              $      2,113   $      2,027
       Metretek                                          3,348          2,655
                                                  ------------   ------------
       Total                                      $      5,461   $      4,682
                                                  ============   ============
NET INCOME (LOSS):
       Southern Flow                              $        839   $        700
       Metretek                                            190             83
       Other                                              (670)          (883)
                                                  ------------   ------------
       Income (loss) from continuing operations            359           (100)
       Loss from discontinued operations                (2,009)        (1,208)
                                                  ------------   ------------
       Total                                      $     (1,650)  $     (1,308)
                                                  ============   ============


       On June 27, 1997, the Company sold its natural gas refueling equipment segment and substantially all of the operating assets related there to. The financial statements have been reclassified to exclude the operating results of the natural gas refueling equipment segment from continuing operations and to account for this segment as discontinued operations (see Note 2 to the Unaudited Consolidated Financial Statements). The following discussion relates only to the Company's continuing operations.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30,
1996

       Revenues. Revenues increased $1,061,103, or 8%, for the nine months ended September 30, 1997 compared to the same period in 1996. Revenues from Southern Flow increased $291,639, or 4%, for the nine months ended September 30, 1997, compared to the same period in 1996 due to overall higher activity levels in its operations. Revenues from Metretek increased $933,589, or 17%, for the nine months ended September 30, 1997 compared to the same period in 1996, which was comprised of an increase in domestic sales of $894,827 and an increase in Metretek's international sales of $38,762. The increase in Metretek's domestic sales was comprised of an increase of approximately $1,019,000 in automatic meter reading (AMR) systems and an increase of approximately $412,000 of circuit board assembly sales through Metretek's wholly-owned subsidiary, Sigma VI, which was acquired in June 1996. These increases were offset, in part, by a decrease in OEM product sales of approximately $536,000. The increase in Metretek's international sales was due primarily to an increase in sales to customers in Canada and Argentina, offset, in part, by reduced sales through its wholly-owned subsidiary, Metretek Europe. Other revenues decreased $164,125, or 34%, for the nine months ended September 30, 1997 compared to the same period in 1996. This decrease resulted primarily from the one-time receipt in 1996 of approximately $124,000 in settlement with a former Metretek licensee coupled with reduced interest income and reduced equity income from unconsolidated affiliates for the nine months ended September 30, 1997, compared to the same period in 1996.

       Costs and Expenses. Cost of sales and services increased $446,385, or 5%, for the nine months ended September 30, 1997 compared to the same period in 1996. Costs of sales and services from Metretek increased $240,629, or 8%, in the nine month period in 1997 compared to the same period in 1996 and was due primarily to increased sales activity in 1997. As a result of cost reductions in components of certain of its products, Metretek's gross profit margin after costs of sales and services increased from 47.6% to 51.4% in the 1997 period compared to the same period in 1996. Cost of sales and services from Southern Flow increased $205,756, or 3%, in the nine months ended September 30, 1997 compared to the same period last year, primarily as a result of its increased sales and services activity in 1997. Southern Flow's gross profit margin after costs of sales and services increased slightly from 25.2% to 25.3% in the 1997 period compared to the same period in the previous year.

       General and administrative expenses decreased $177,939, or 6%, for the nine months ended September 30, 1997 compared to the same period in 1996. This decrease resulted primarily from decreases in general and corporate expenses of approximately $211,000 attributable to a reduction in personnel costs together with reduced stock compensation expense related to the employee stock purchase plan which was discontinued in late 1996, a decrease in expenses of Southern Flow of approximately $50,000 attributable to reduced personnel costs offset, in part, by increased state and franchise taxes in 1997 compared to 1996, and a decrease in expenses of MGT of approximately $24,000 attributable to reimbursement of expenses incurred in connection with the organization and formation of a new business trust in 1997. These decreases were partially offset by an increase in expenses of Metretek of approximately $107,000 due primarily to costs incurred at its wholly-owned subsidiaries, Metretek Europe and Sigma VI, which were acquired during 1996.

       Selling, marketing and service expenses decreased $37,608, or 3%, for the nine months ended September 30, 1997 compared to the same period in 1996. This decrease resulted primarily from a reduction in advertising and promotional expenses at Metretek.

       Depreciation and amortization expenses increased $55,836, or 9%, for the nine months ended September 30, 1997 compared to the same period in 1996. This increase resulted primarily from increased amortization associated with capitalized software development at Metretek.

       Research and development expenses increased $308,996, or 63%, for the nine months ended September 30, 1997 compared to the same period in 1996, all of which related to new product development projects at Metretek.

       Interest and other expenses increased $6,155, or 9%, for the nine months ended September 30, 1997 compared to the same period in 1996. This increase resulted primarily from interest expense associated with MGT's loan agreement entered into in April 1997 with a commercial bank in order to fund the organization of and MGT's investment in a new business trust.

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

       Net cash provided by operating activities was approximately $581,000 for the nine months ended September 30, 1997. The principal components of this increase in cash were (i) approximately $1,053,000 of cash provided by continuing operations, before changes in assets and liabilities, (ii) cash provided in the amount of approximately $266,000 for the increase of accounts payable, (iii) cash provided in the amount of approximately $45,000 due to the decrease in accounts receivables, (iv) cash used in the amount of approximately $457,000 related to the increases in inventory levels, (v) approximately $367,000 net cash used for a combination of the payment of miscellaneous liabilities offset by proceeds from miscellaneous assets, and (vi) approximately $41,000 of cash provided by discontinued operations.

       The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1997 will be approximately $1,200,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $796,932 were incurred in the nine month period ended September 30, 1997.

       The Company anticipates capital expenditures in 1997 of approximately $325,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the nine month period ended September 30, 1997 totaled $257,757.

       In order to fund the organization of and MGT's investment in Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), MGT and Southern Flow entered into a loan agreement on April 18, 1997, as amended May 14, 1997, with a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The MGT Loan is secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred and performance share interest in MM 1997-1 and is guaranteed by the Company. The loan agreement requires the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and contains other standard covenants related to the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow.

       On May 30, 1997, Metretek entered into a loan agreement (the "Metretek Loan") with its commercial lender for an additional $200,000 line of credit that will convert to a term loan on March 15, 1998, after which any outstanding balance due on the line of credit will become payable in monthly principal payments plus interest over an 18 month period. No amounts have been borrowed under the Metretek Loan at September 30, 1997. The loan agreement also extended the term of its existing $400,000 working capital line of credit with the commercial bank from January 31, 1998 to April 30, 1998. The Metretek Loan, together with the existing indebtedness to the commercial lender are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted, and guaranteed by the Company. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek.
Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which revises the manner in which earnings per share is calculated. The Company is required to adopt the provisions of

SFAS 128 for the year ending December 31, 1997. The adoption of SFAS 128 is not expected to have a material impact on the computation or manner of presentation of the Company's earnings per share.

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for periods ending after December 15, 1997. SFAS 129 established standards for disclosing information about an entity's capital structure. The adoption of SFAS 129 is not expected to have a material impact on the Company's disclosures.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for periods beginning after December 15, 1997. SFAS 130 requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The adoption of SFAS 130 is not expected to have a material impact on the Company's disclosures.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for periods beginning after December 15, 1997. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The adoption of SFAS 131 is not expected to have a material impact on the Company's disclosures.

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

                                    PART II.
                               OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

       On July 24, 1997, the action in Denver District Court filed by a former employee against the Company and its subsidiary, DVCO Fuel Systems, Inc. ("DVCO"), was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgement against the former employee's claims. The former employee has indicated he intends to appeal the Court's grant of summary judgement. The Company's counterclaims against the former employee remain pending.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              10.1 Amendment No. 1 to the Employment Agreement between Marcum Natural Gas Services, Inc. and W. Phillip Marcum

              10.2 Amendment No. 1 to the Employment Agreement between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard

              27     Financial Data Schedule

       (b) The Company filed a report on Form 8-K dated July 14, 1997 (Items 2 and 7), reporting the completion of the sale of its compressed natural gas vehicle refueling business and substantially all of the operating assets related thereto.

                                   SIGNATURES



              In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MARCUM NATURAL GAS SERVICES, INC.



       Date: November 11, 1997     By:     /s/ W. PHILLIP MARCUM
             -----------------            -------------------------
                                          W. Phillip Marcum
                                          President and Chief Executive Officer




       Date:  November 11, 1997    By:     /s/ A. BRADLEY GABBARD
              -----------------           --------------------------
                                          A. Bradley Gabbard
                                          Executive Vice President
                                          and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
10.1             Amendment No. 1 to the Employment Agreement between Marcum Natural Gas
                 Services, Inc. and W. Phillip Marcum

10.2             Amendment No. 1 to the Employment Agreement between Marcum Natural Gas
                 Services, Inc. and A. Bradley Gabbard

27.1             Financial Data Schedule