Form 10KSB
period 1997-12-31
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1998-03-24
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ------------------------------

                                  FORM 10-KSB
       (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997
                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________________ to ___________

                         Commission File Number 0-19793

                       ------------------------------

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 1997 were $21,216,757.

As of March 19, 1998, the aggregate market value of the shares of Common Stock held by non-affiliates was $13,257,080, based upon $1.31 per share of Common Stock, the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

As of March 19, 1998, 12,351,839 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                  FORM 10-KSB
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   ITEM 1.    DESCRIPTION OF BUSINESS                                  1
                      General                                                1
                      Business Strategy                                      1
                      Metretek, Incorporated                                 2
                      Southern Flow Companies, Inc.                          4
                      Marcum Gas Transmission, Inc.                          5
                      Competition                                            6
                      Regulation                                             7
                      Employees                                              8
                      Research and Development                               8
                      Raw Materials                                          8
                      Proprietary Rights                                     8
         ITEM 2.    DESCRIPTION OF PROPERTY                                  9
         ITEM 3.    LEGAL PROCEEDINGS                                        9
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9

PART II  ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS                                   10
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS         11
                      Results of Operations                                 11
                      Seasonality and Cyclicality                           13
                      Financial Condition and Liquidity                     13
                      Forward-Looking Statements                            15
                      Recent Accounting Pronouncements                      15
                      Year 2000 Matters                                     16
         ITEM 7.    FINANCIAL STATEMENTS                                    16
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE                16

PART III ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION
                      16(a) OF THE EXCHANGE ACT                             17
                      Directors and Executive Officers                      17
                      Key Employees                                         19
                      Section 16(a) Beneficial Ownership Reporting
                      Compliance                                            19
         ITEM 10.   EXECUTIVE COMPENSATION                                  20
                      Summary Compensation                                  20
                      Employment Agreements and Compensation Arrangements   20
                      Stock Option Grants                                   21
                      Stock Option Exercises and Values                     22
                      Director Compensation                                 22
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT                                        23
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          24
         ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                        24

SIGNATURES                                                                  28

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

       Marcum Natural Gas Services, Inc. is a diversified provider of products and services to the natural gas and natural gas utility industries. References to the "Company" herein include Marcum Natural Gas Services, Inc. and its subsidiaries, unless the context indicates otherwise. The Company's operations include the design, manufacture and distribution of automated energy consumption monitoring and recording systems and the provision of natural gas measurement services. The Company is also engaged in the management of natural gas gathering, processing and transportation facilities and related assets.

       The Company, incorporated in Delaware on April 5, 1991, is a holding company that conducts its continuing operations through three directly owned subsidiaries: Metretek, Incorporated ("Metretek"), Southern Flow Companies, Inc. ("Southern Flow"), and Marcum Gas Transmission, Inc. ("MGT"). In 1991, the Company commenced its operations by acquiring a natural gas measurement company and rights to certain compressed natural gas ("CNG") equipment designs and licenses of certain technologies. In 1993, the Company significantly enlarged its natural gas measurement operations by acquiring substantially all of the assets of the Southern Flow Companies division of Weatherford International Incorporated ("Weatherford"). In 1994, the Company acquired Metretek, which designs, manufactures and distributes remote natural gas meter reading systems.

       Until recently, the Company had also operated in the CNG industry through Marcum Denver, Inc. (formerly named Marcum Fuel Systems, Inc.) ("Marcum Denver"), a directly owned subsidiary of the Company which engaged in the design, manufacture and sale of CNG refueling station equipment. In June 1997, Marcum Denver discontinued operations and sold substantially all of its assets because growth in the CNG industry was not meeting management's expectations.

BUSINESS STRATEGY

       The Company's strategy is to position itself as an integrated provider of natural gas support products and services. The natural gas industry is characterized by relatively abundant domestic reserves, increasing demand, volatile prices and regulatory changes such as those resulting from the deregulation of the interstate pipeline industry. The Company's strategy is to acquire, develop and operate businesses that are positioned to take advantage of these trends. In implementing this strategy, the Company acquired substantially all of the assets of the Southern Flow Companies division of Weatherford, a provider of natural gas measurement services, and the Company acquired Metretek, which designs, manufactures and sells automated systems to monitor and record natural gas consumption of commercial and industrial customers of natural gas utility companies.

       Metretek's systems are commonly referred to as commercial and industrial automatic meter reading ("C&I AMR") systems. Metretek's C&I AMR systems provide utility companies and energy service providers with accurate and timely consumption data required in order for them to optimize the operation of their natural gas delivery system and compete effectively in a deregulated environment. The Company expects demand for Metretek C&I AMR systems will increase as deregulation continues to progress in North America and as utility companies outside North America also become more privatized and deregulated.

       On March 23, 1998, the Company and Metretek entered into an agreement to acquire certain assets of Eagle Research Corporation ("Eagle"), a subsidiary of American Meter Company ("American Meter"). At the closing of such acquisition, Metretek will enter into a licensing agreement with Eagle and American Meter pursuant to which Metretek will license certain operating software of American Meter and Eagle. The agreements, and the transactions contemplated thereby, are more thoroughly discussed in "Metretek, Incorporated" below in this Item 1.

       While the Company regularly engages in discussions relating to potential acquisitions and dispositions, the Company has no present agreements, commitments or understandings with respect to any such acquisition or disposition, other than as referred to herein.

METRETEK, INCORPORATED

       Metretek, which was acquired by the Company in 1994, was founded in 1977 in Melbourne, Florida as a developer, manufacturer and marketer of automated systems for monitoring and recording energy consumption. These C&I AMR systems are designed with three primary components:

       1. An electronic printed circuit board assembly designed and packaged to interface with an energy meter at the point of consumption;

       2. A communication link (typically a voice grade telephone line, but cellular telephone and radio are used when appropriate); and

       3. A software system running on a centrally located personal computer or computer network, to manage communications and data collection from remote meter sites. Once the data is collected, the software also analyzes and formats the data to user specifications.

       The majority of Metretek's C&I AMR system sales are to natural gas distribution utility companies, commonly referred to as local distribution companies ("LDC"s). Sixty of the largest one hundred LDCs in North America currently utilize Metretek systems to monitor and record the natural gas consumption of their industrial and commercial accounts. The timely and accurate information provided by the Metretek system is used by the operations, engineering, natural gas supply, marketing, customer service and billing departments of the LDC.

       Metretek offers customization of its products and C&I AMR systems as well as a broad array of post-sale support services which help create and maintain customer satisfaction and loyalty. A direct sales force is employed in the U.S. and contracted representatives and distributors are used outside the U.S. The Company believes that as natural gas deregulation progresses to the retail level in North America, and as utility companies outside North America are privatized and their services deregulated, the demand for and use of Metretek's C&I AMR systems will increase.

       Outside of North America, Metretek has sold C&I AMR systems to natural gas distribution utility companies in the United Kingdom, the Netherlands, Pakistan, Australia, Argentina and Brazil. Over the past three years, approximately 20% to 25% of Metretek's annual sales have been to customers outside the U.S. All of the eight major gas distribution utility companies in Canada own and operate Metretek systems.

       Metretek Europe Limited ("Metretek Europe"), a wholly owned subsidiary of Metretek located in Camberly, England, sells Metretek products primarily in Western Europe. Metretek utilizes a direct sales force in conjunction with distributors to market its products in other nations.

       Metretek has developed complementary products and systems for application in the natural gas industry, including pipeline pressure and cathodic protection monitoring. Modifications to existing products are in process to make them useable for electric meter reading, power outage detection and reporting, and liquid level measurement and indication.

       Metretek's business strategy includes the acquisition of, and strategic alliances with, measurement equipment providers and software application developers (such as CellNet Data Systems, Inc. ("CellNet")) that can utilize or enhance Metretek's offering of products and services.

       In June 1996 Metretek acquired the assets of Sigma VI, Inc. ("Sigma
VI"), a contract manufacturer of electronic circuit boards located in Melbourne, Florida. In addition to "board level" assembly of Metretek's products, Sigma VI conducts business for circuit board assembly, coating and testing with electronics companies primarily within a one hundred mile radius of Melbourne. Sales by Sigma VI to these companies were $776,000 in 1997, up from $214,000 in 1996.

       On March 23, 1998, the Company and Metretek entered into an Asset Purchase Agreement ("Purchase Agreement") with American Meter and Eagle, pursuant to which Metretek agreed to acquire substantially all of the assets and business of Eagle pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. Eagle is a West Virginia corporation incorporated in 1976 and an 80% owned subsidiary of American Meter, which is owned by Ruhrgas AG, a German natural gas merchant company. Eagle designs, manufactures and sells a diversified line of high technology process, control and telemetry systems to utility companies and contractors which support utility companies in the natural gas and petroleum industries. The assets to be acquired by Metretek include certain inventory, equipment, trademarks and technology of Eagle and American Meter used in the above-described business, but exclude accounts receivable, accounts payable and certain inventory, equipment, software and other assets attributable to that portion of Eagle's business not being acquired by Metretek. Pursuant to the Purchase Agreement, Metretek will not assume any of Eagle's ongoing debts, liabilities and obligations, except for certain transitional employee costs and product warranty obligations. The assets and business of Eagle to be acquired by Metretek will be moved to and operated out of Metretek's existing facility in Melbourne, Florida. The consummation of the Purchase Agreement and the related agreements discussed herein, and the commencement of the obligations of the parties under such agreements, are subject to the closing of the Purchase Agreement, which is subject to customary conditions precedent and is expected to occur by the end of April 1998.

       In consideration for the purchase of the assets and business, the Company and Metretek will pay and deliver to Eagle at the closing $1,300,000 in cash, 1,758,242 shares of Common Stock of the Company valued at $2,000,000, and a $1,200,000 convertible promissory note. The purchase price is subject to downward adjustment based upon Metretek's actual sales of products in the business acquired from Eagle during the 18-month period commencing July 1, 1998. If Metretek's annualized sales of products in the business acquired are less than $4,500,000 during such period, then the purchase price will be decreased on a dollar-for-dollar basis to the extent of such sales deficit, but the purchase price shall not be reduced below $3,900,000 even if annualized sales are less than that amount. Any reduction in the purchase price will be effected by reducing the amount of the note. The purchase price is also subject to upward or downward adjustment based upon certain changes in Eagle's inventory between December 31, 1997 and the closing date, and any adjustment will be paid in cash within sixty (60) days after the parties have agreed to the amount of the adjustment.

       The note will be convertible into unregistered shares of Common Stock of the Company at the rate of $1.421875 of principal per share at any time after the closing; provided, however, that in no event shall the aggregate number of shares of Common Stock to be issued by the Company pursuant to the Purchase Agreement exceed 19.99% of the aggregate number of shares of Common Stock of the Company outstanding on the date preceding the closing date. The note will bear interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, due and payable four (4) years from the closing date, and may be prepaid at any time without penalty or premium.

       Pursuant to the Purchase Agreement, the Company has granted Eagle the one-time option to cause the shares of Common Stock to be issued to Eagle to be registered under the Securities Act of 1933, as amended, and applicable state securities laws, and has also granted Eagle certain piggy-back registration rights to include such shares in any registration statement filed by the Company, subject to customary underwriter cutbacks.

       American Meter and Eagle have also entered into a Non-Competition Agreement with the Company and Metretek, pursuant to which American Meter and Eagle have agreed not to compete with Metretek in the acquired business for five (5) years from the closing date, and all such parties have mutually agreed to confidentiality covenants.

       At the closing of the aforementioned transactions, Metretek will enter into a license agreement ("License Agreement") with American Meter and Eagle, providing for the license by American Meter and Eagle to Metretek of certain operating software, and the development, manufacture and sale by Metretek to American Meter and Eagle of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be imbedded within certain new rotary and turbine meters of American Meter. The License Agreement will also grant to American Meter and its affiliates the right to sell Metretek products in the United States and Canada at certain agreed-upon prices.

       Upon the closing of the Purchase Agreement, Harry I. Skilton, President of American Meter, will become a member of the Board of Directors of the Company. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act".

       The foregoing description of the terms of the acquisition of assets and related transactions is qualified in its entirety by reference to the Purchase Agreement which is attached as an Exhibit to this Form 10-KSB.

SOUTHERN FLOW COMPANIES, INC.

       Southern Flow provides a full range of natural gas measurement services principally to customers involved in natural gas production, gathering, transportation, and processing. The Company commenced operations in this line of business in 1991 via merger with an existing business. This business was expanded significantly in 1993 when it acquired substantially all of the assets of the Southern Flow Division of Weatherford. Through its predecessors, Southern Flow has provided measurement services to the natural gas industry since 1953.

       Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Natural gas measurement services are used by producers of natural gas and pipeline companies to verify volumes of natural gas custody transfers in pipelines and natural gas gathering systems. To ensure that such data is accurate, on-site field services and data collection must be coordinated with chart integration and data development and management to produce timely reports. Southern Flow's field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow's chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow provides these services through 9 division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

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

MARCUM GAS TRANSMISSION, INC.

       MGT was organized in 1991 to acquire or finance the acquisition of natural gas gathering, processing and transportation facilities and related assets through partnerships, business trusts or similar entities. MGT then manages and retains an ownership interest in the entities acquiring the assets. Marcum Capital Resources, Inc. ("MCR"), a broker-dealer registered with the National Association of Securities Dealers, Inc., was formed in 1992 as a wholly owned subsidiary of MGT to secure private capital to finance acquisitions by these partnerships, business trusts and other entities.

       MGT has formed three such entities, which it manages and in which it has an ownership interest. In 1994, MGT and Goodrich Petroleum Company of Louisiana ("GPCL"), a wholly owned subsidiary of Goodrich Petroleum Company ("GPC") and a significant stockholder of the Company, formed Marcum-Patrick Pipeline Program 1993-1 L.P. (the "Pipeline Partnership"), which owns a 33.333% membership interest in Bayou South Gas Gathering Systems, L.C. ("Bayou"), which owns certain natural gas gathering systems and related assets in northwest Louisiana and northeast Texas. MGT and GPCL are the co-managing general partners and hold a 4% and 6% limited partner interest, respectively, in the Pipeline Partnership. In 1997, MGT, as a co-managing general partner of the Pipeline Partnership, received $10,000 in administrative and management fees. In March 1998, the Pipeline Partnership and MGT entered into an agreement with Franks Petroleum, Inc. ("Franks"), the 66.667% member of Bayou, pursuant to which Franks has agreed to purchase the Pipeline Partnership's membership interest in Bayou for $1,650,000. The sale of the Pipeline Partnership's membership interest in Bayou was approved by MGT and Goodrich, as its general partners, subject to the affirmative vote of its limited partners. Upon approval of the sale by the limited partners, MGT expects to receive a $32,000 repayment of an advance made to the Pipeline Partnership, payment of accrued fees, and $58,000 net proceeds with respect to its limited partnership interest.

       In February 1996, MGT formed Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), of which MGT is the managing trustee. MM 1995-2 purchased two deep injection water disposal facilities located in northeastern Colorado, which purchase was financed by a $5,650,000 private placement of preferred shares in MM 1995-2. MGT purchased 5% of the preferred shares in MM 1995-2 which was funded by reimbursements to MGT of fees and expenses by MM 1995-2 when it was formed. MGT, as managing trustee, is responsible for administrative activities of MM 1995-2 for which it is entitled to compensation from MM 1995-2. In addition, MGT, as managing trustee, is entitled to receive performance distributions equal to approximately 8% of the cash available for distribution by MM 1995-2 before "payout" and approximately 20% after "payout", as defined in the Declaration of Trust. In 1997, MGT received approximately $97,000 in management and administrative fees and $131,000 in performance distributions.

       In August 1997, MGT formed Marcum Midstream 1997-1 Business Trust ("MM 1997-1"), of which MGT is the managing trustee. MM 1997-1 purchased a natural gas liquids processing plant located near Midland, Texas, which purchase was financed by a $9,250,000 private placement of preferred shares in MM 1997-1. MGT purchased 5% of the preferred shares in MM 1997-1 which was funded by reimbursements to MGT of fees and expenses by MM 1997-1 when it was formed. MGT, as managing trustee, is responsible for administrative activities of MM 1997-1 for which it is entitled to compensation from MM 1997-1. In addition, MGT, as managing trustee, is entitled to receive performance distributions equal to approximately 9% of the cash available for distribution by MM 1997-1 before "payout" and approximately 21% after "payout", as defined in the Declaration of Trust. In 1997, MGT did not receive any management and administrative fees or performance distributions from MM 1997-1.

       In December 1997, MGT sold to Odessa Exploration Incorporated ("Odessa"), a subsidiary of Key Energy Group, Inc., one-third of MGT's preferred and performance share interests in MM 1995-2 and MM 1997-1 as well as one-third of MGT's interest in future management and administrative fees from those business trusts. The purchase price was $1,000,000, of which $600,000 was paid at closing and the remainder is payable in eight equal quarterly installments in 1998 and 1999. The sale does not grant to or create in Odessa any management rights or responsibilities with respect to either business trust. MGT remains as the managing trustee and retains its remaining ownership interest in both of the business trusts. See "Item 12. Certain Relationships and Related Transactions."

COMPETITION

       The market for Metretek's products and services is very competitive. Although Metretek's product offering is very specific to the requirements for industrial and commercial meter reading/monitoring in natural gas distribution utility companies, many suppliers of residential meter reading systems also offer products for commercial and/or industrial applications and can be formidable competitors for utility companies desiring to implement residential meter reading and to have all automatic/remote meter reading, including industrial and commercial, performed on a single system. Also, major natural gas meter and instrument manufacturers offer systems to remotely read and interrogate their own equipment, and utility companies that use certain manufacturers' meters exclusively may also choose to buy their communication and data collection products as well. Metretek competes primarily on the basis of product quality, applications expertise, and the quality of its service and support, rather than on the basis of price.

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

       Federal and State Regulation of Natural Gas. Natural gas sales have been deregulated at the wholesale, or pipeline, level since Federal Energy Regulatory Commission ("FERC") Order 636 was issued in 1992. Since that time, individual states have been studying various methods for deregulating natural gas sales at the retail level. Many state utility commissions are currently conducting pilot programs that allow residential and small commercial consumers to select a provider of their choice, other than the local distribution company, to supply their natural gas. As natural gas sales are deregulated, on a state by state basis, the Company believes that timely collection and reporting of consumption data will be needed and desired by utility companies and energy service providers, particularly for residential and commercial customers who are purchasing natural gas on an aggregate basis. The Company believes that Metretek will benefit from such a regulatory environment.

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

EMPLOYEES

       At February 28, 1998, the Company and its subsidiaries had 228 full-time employees. None of the employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

RESEARCH AND DEVELOPMENT

       The Company's basic research and development activities are conducted primarily by Metretek. Metretek conducts research and development directed towards improvements in its product and service offering which address anticipated customer needs and potential new markets. Current research and development activities for existing customers and markets are aimed at expanding the Company's wireless communication capability, cost reduction of pulse collection devices, and a new software operating system. Products and services currently under development for new markets include an electric meter interface and a monitoring and recording system for liquid levels in storage tanks (primarily for use in propane distribution systems). The Company incurred $1,062,264 and $730,117 for research and development expenses during the years ended December 31, 1997 and 1996, respectively. The Company intends to continue to allocate resources to the research and development of new Metretek products and services in the future.

RAW MATERIALS

       The Company's subsidiaries purchase memory chips, electronic components, printed circuit boards, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials for their products. While, in the opinion of management, the loss of any one supplier of materials would not have a material adverse impact on the business or operations of the Company, shortages in certain components such as memory chips, supply problems from the Company's suppliers or the Company's inability to develop alternative sources of supply quickly or cost-effectively could materially impact the Company's ability to manufacture its products and therefore could adversely affect the Company's business and operations. The Company mitigates this risk by maintaining an inventory of such materials.

PROPRIETARY RIGHTS

       The Company's success and ability to compete are dependent in part upon its proprietary rights and technology. The Company relies on a combination of patents, copyrights, trade marks and trade secret laws to establish and protect its rights in its products and proprietary technology. Although the Company maintains certain patents related to it business, the Company does not believe that its competitive position is dependent upon patent protection or that its operations are dependent upon any individual patent. The Company generally requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of proprietary technology. There can be no assurance that the Company's means of protecting its proprietary rights in the U.S. or abroad will be adequate.
In addition, the laws of some foreign countries may not protect the Company's proprietary rights as fully or in the same manner as do the laws in the United States. Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy, reverse engineer or otherwise obtain, use or exploit aspects of the Company's products, develop similar technology independently or otherwise obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. Although the Company is not aware that its products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful.

ITEM 2.  DESCRIPTION OF PROPERTY

       The Company leases its corporate executive offices located in downtown Denver, Colorado, which contain 3,443 square feet. The lease currently has a monthly rental obligation of $4,031, including operating costs, expires July 31, 2001, and contains a market-rate renewable lease provision. MGT occupies a portion of these corporate executive offices.

       Metretek leases its principal business offices, located in Melbourne, Florida, for its executive, manufacturing, engineering, warehouse and marketing operations. This facility has 39,125 square feet and a current monthly rental obligation of $23,166, including operating costs. The lease expires June 30, 2005. Metretek has sub-leased 8,470 square feet of its space for $6,678 monthly rental.

       Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 55,000 square feet, total monthly rental obligations of approximately $28,100 and terms expiring at various times through 2001. In addition, Southern Flow owns and occupies land and a 8,600 square foot office building in Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS

       In 1993, a former employee filed an action in Denver District Court against DVCO Fuel Systems, Inc. ("DVCO"), a subsidiary of Marcum Denver, and the Company, alleging that the Company conspired with certain third parties to defraud him and that the Company intentionally interfered with certain contracts in which he had an interest. The former employee is seeking damages in the amount of approximately $420,000 and punitive damages. The Company has denied the former employee's claims and has asserted counterclaims against the former employee, alleging that (i) he breached an agreement with the Company which included a legal release, (ii) he made intentional and/or negligent misrepresentations regarding his qualification and reputation in the compressed natural gas industry, (iii) he breached his fiduciary duty to the Company, and
(iv) he disparaged the Company. On July 24, 1997, the former employee's action was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgement against the former employee's claims. The former employee has appealed the Court's grant of summary judgement. The Company's counterclaims against the former employee remain pending. Although the outcome of this litigation is not determinable with certainty, in the opinion of the Company's management, this litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

       Other than as set forth above, there are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company or any of its assets, other than litigation incidental and not material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       NONE

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


       The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MGAS". The following table sets forth, for the periods indicated, the closing high and low sale prices of the Common Stock as reported on the Nasdaq National Market:

                                                     PRICE RANGE
                                                     -------------
       PERIOD                                        HIGH     LOW
       ------                                        ----     ----
       1996:
              First Quarter                          1.69     1.13
              Second Quarter                         1.56     1.13
              Third Quarter                          1.44     1.06
              Fourth Quarter                         1.13      .75
       1997:
              First Quarter                          1.22      .75
              Second Quarter                          .97      .69
              Third Quarter                          1.41      .83
              Fourth Quarter                         1.25      .88


       As of March 19, 1998, there were 325 holders of record of the Common Stock. Because many of the shares of Common Stock are held by brokers and other institutions on behalf of the stockholders, the Company estimates there are at least 3,000 beneficial holders of its Common Stock.

       The Company has never declared or paid any cash dividends on its Common Stock. The Company's Board of Directors does not anticipate paying any cash dividends in the foreseeable future, as it intends to retain any earnings to finance the growth of the Company's business. In addition, the Company's loan agreements limit or restrict the ability of the Company to pay dividends. The payment of any cash dividends on the Common Stock in the future will depend on such factors as the earnings, anticipated growth requirements and operating and financial condition of the Company, contractual restrictions and any other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the years ended December 31, 1997 and 1996 and of the consolidated financial condition of the Company as of December 31, 1997 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.


RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                        ----------------------------
                                                           1997             1996
                                                        -----------      -----------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
         REVENUES:
                  Southern Flow                         $    11,585      $    10,835
                  Metretek                                    8,805            7,584
                  Other                                         827              596
                                                        -----------      -----------
                  Total                                 $    21,217      $    19,015
                                                        ===========      ===========

         GROSS PROFIT:

                  Southern Flow                         $     2,960      $     2,689
                  Metretek                                    4,509            3,743
                                                        -----------      -----------
                  Total                                 $     7,469      $     6,432
                                                        ===========      ===========

         NET INCOME (LOSS):

                  Southern Flow                         $     1,188      $       976
                  Metretek                                      234              152
                  Other                                        (669)          (1,120)
                                                        -----------      -----------
                  Income from continuing operations             753                8
                  Loss from discontinued operations          (2,277)          (1,549)
                                                        -----------      -----------
                  Total                                 $    (1,524)     $    (1,541)
                                                        ===========      ===========

         On June 27, 1997, the Company sold its natural gas refueling equipment segment and substantially all of the operating assets related thereto. The financial statements have been reclassified to exclude the operating results of the natural gas refueling equipment segment from continuing operations and to account for this segment as discontinued operations (see Note 2 to the Consolidated Financial Statements). The following discussion relates only to the Company's continuing operations.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues. The Company's consolidated revenues for the year ended December 31, 1997 increased $2,202,084, or 12%, compared to the same period in 1996, due to an increase in revenues by each of the Company's two subsidiaries engaged in natural gas measurement sales and services and an increase in the Company's other revenues. Metretek's revenues for the year ended December 31, 1997 increased $1,221,140, or 16%, compared to the same period in 1996, consisting of an increase in domestic sales of $976,263 and an increase in international sales of $244,877. The increase in Metretek's domestic revenues in 1997 was the net result of three key factors: (i) an increase in sales of automated energy consumption monitoring and recording systems, Metretek's core business, due to overall increased market demand; (ii) the inclusion of a full year of circuit board assembly sales by Sigma VI, which Metretek acquired in June 1996, and an expansion of Sigma VI's business; and (iii) the elimination of its original equipment manufacture (OEM) product sales through an exclusive distributorship arrangement that has been discontinued. The increase in Metretek's international revenues was due primarily to improved sales to customers in Canada and Argentina, despite a reduction in sales by Metretek Europe, its European distribution subsidiary, due to decreased demand in the United Kingdom market. Southern Flow's revenues increased $750,045, or 7%, for the year ended December 31, 1997, compared to the same period in 1996, as a result of its customers engaging in increased natural gas exploration and production activities. Other Company revenues increased $230,899, or 39%, for the year ended December 31, 1997, compared to the same period in 1996, due principally to the net effect of three factors: (i) the sale by MGT of one-third of its equity interest in two business trusts resulting in a gain of approximately $456,000; (ii) the one-time receipt in 1996 of a $124,000 settlement amount from a former Metretek licensee; and (iii) the reduction in equity income in 1997 from unconsolidated affiliates.

         Costs and Expenses. Cost of sales and services for the year ended December 31, 1997 increased $933,600, or 8%, compared to the same period in 1996. Metretek's cost of sales and services for the year ended December 31, 1997 increased $455,044, or 12%, compared to the same period in 1996 and was due primarily to increased sales activity in 1997. As a result of cost reductions in components of certain of its products, Metretek's gross profit margin after costs of sales and services for the year ended December 31, 1997 increased from 49.4% to 51.2% compared to the same period in 1996. Southern Flow's cost of sales and services for the year ended December 31, 1997 increased $478,556, or 6%, compared to the same period in 1996, primarily as a result of its increased sales and services activity in 1997. Southern Flow's gross profit margin after costs of sales and services for the year ended December 31, 1997 increased slightly from 24.8% to 25.6% compared to the same period in 1996.

         General and administrative expenses for the year ended December 31, 1997 increased $97,585, or 3%, compared to the same period in 1996, due principally to the net effect of the following factors: (i) an increase in expenses of Metretek of approximately $106,000 due primarily to costs incurred at its wholly owned subsidiary, Sigma VI, which was acquired in June 1996; (ii) an increase in expenses of Southern Flow of approximately $56,000 attributable to additional personnel costs and increased state and franchise taxes in 1997 compared to 1996; (iii) increases in general and corporate expenses of approximately $3,000; and (iv) a decrease in expenses of MGT of approximately $67,000 for reimbursement of expenses incurred in connection with the organization and formation of a new business trust in 1997.

         Selling, marketing and service expenses for the year ended December 31, 1997 increased $54,234, or 3%, compared to the same period in 1996, all of which related to activities at Metretek. The increase in these expenses was due principally to the net effects of the following: (i) increases of approximately $93,000 incurred at its wholly owned subsidiaries, Metretek Europe and Sigma VI; and
(ii) a decrease of approximately $39,000 at Metretek due to a reduction in advertising and promotional expenses.

         Depreciation and amortization expenses for the year ended December 31, 1997 increased $37,793, or 4%, compared to the same period in 1996. This increase was due to increased amortization associated with capitalized software development at Metretek.

         Research and development expenses for the year ended December 31, 1997 increased $332,147, or 45%, compared to the same period in 1996, due to existing product enhancements and new product development projects at Metretek.

         Interest and other expenses for the year ended December 31, 1997 increased $2,197, or 2%, compared to the same period in 1996. These expenses increased because MGT began incurring interest expense from a loan agreement entered into in April 1997, but this increase was partially mitigated by a reduction in Metretek's interest expense as Metretek decreased its borrowings under its credit facilities in 1997 compared to 1996.

SEASONALITY AND CYCLICALITY

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

         Net cash provided by operating activities was approximately $1,286,000 for the year ended December 31, 1997, which resulted from approximately $1,294,000 in cash provided by continuing operations, before changes in assets and liabilities. Approximately $204,000 in cash used to fund changes in working capital and other asset and liability accounts was nearly entirely offset by approximately $196,000 of cash provided by discontinued operations.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1998 will be approximately $1,250,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $1,062,264 were incurred in the year ended December 31, 1997.

         The Company's capital expenditures in 1997 were $307,693. The Company anticipates capital expenditures in 1998 of approximately $425,000 primarily for production and laboratory equipment, computer hardware and software.

         Pursuant to the Purchase Agreement with American Meter and Eagle, the Company will pay and deliver to Eagle at the closing, expected to occur by the end of April 1998, $1,300,000 in cash and a $1,200,000 convertible promissory note, in addition to shares of Common Stock of the Company. The note, to the extent it is not converted into shares of Common Stock, will mature in April 2002. While the Company has sufficient cash on hand to make the cash payment at closing, the Company may seek to improve its liquidity position through additional borrowings from financial institutions. However, there can be no assurance that the Company will be able to obtain any such additional borrowings or that such borrowings will be on terms favorable to the Company.

         In order to fund the organization of and MGT's investment in MM 1997-1, MGT and Southern Flow entered into a loan agreement on April 18, 1997, as amended May 14, 1997, with a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The MGT Loan is secured by the accounts receivable, inventory, selected equipment and real estate of Southern Flow and an assignment of MGT's preferred and performance share interest in MM 1997-1 and is guaranteed by the Company. The loan agreement requires the Company to maintain a minimum consolidated tangible net worth and Southern Flow to maintain a minimum debt service coverage ratio, and contains other standard covenants related to the operations of Southern Flow and MGT. The outstanding balance under the loan agreement is limited to an amount equal to 80% of the eligible accounts receivable of Southern Flow.

         In December 1997, MGT entered into a purchase agreement with Odessa Exploration Incorporated ("Odessa"). Terms of the purchase agreement provided for the sale to Odessa of one-third of MGT's preferred and performance share interests in both MM 1995-2 and MM 1997-1 as well as one-third of MGT's interest in future management and administrative fees from the business trusts. The purchase price was $1,000,000 of which $600,000 was paid on closing and the remainder is due in eight quarterly installments commencing January 1, 1998. The sale does not grant to or create in Odessa any management rights or responsibilities with respect to either business trust. MGT remains as the managing trustee and retains its remaining ownership interest in both of the business trusts.

         On May 30, 1997, Metretek entered into a loan agreement (the "Metretek Loan") with its commercial lender for an additional $200,000 line of credit that converts to a term loan on March 15, 1998, after which any outstanding balance due on the line of credit is payable in monthly principal payments plus interest over an 18 month period. No amounts were borrowed under the Metretek Loan at December 31, 1997. The loan agreement also extended the term of Metretek's existing $400,000 working capital line of credit with the commercial bank from January 31, 1998 to April 30, 1998. The Metretek Loan, together with the existing indebtedness to the commercial lender, are secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted, and guaranteed by the Company. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek.

         Based on the Company's current plans and assumptions, management believes that its capital resources, including its cash on hand, borrowings and expected cash flow from continuing operations, installment payments from the sale of MGT's one-third interest in the business trusts, and additional proceeds from the disposition of the remaining net assets of its discontinued operations, will be sufficient to fund its currently anticipated working capital needs, capital commitments and debt service requirements for at least the next twelve months. Depending upon the Company's financial condition, including its liquidity needs and business activity, the conditions in the capital and other financial markets, as well as other factors, the Company may from time to time seek additional funds from the proceeds of debt financing, the sale of equity or assets or other financing methods. However, there can be no assurance that the Company will be able to obtain any such additional funds when needed or on terms that will be favorable to the Company.

FORWARD-LOOKING STATEMENTS

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in other parts of this report on Form 10-KSB that look forward in time, which include everything other than historical information, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, changes in the energy industry in general and the natural gas industry in particular; the capital resources, technological requirements and internal business plans of the natural gas utilities industry; technological changes in the natural gas industry; the timely development and market acceptance of new product designs and technologies; general economic conditions; the consummation of the American Meter transaction and the Company's ability to successfully integrate and utilize the acquired product lines and business, and the timing, amount and value of future sales of those product lines and business; the impact and timing of the deregulation of the various energy markets; the effect of weather patterns on utility purchasing requirements; reliance on strategic alliances; the amount of additional proceeds from the disposition of the remaining net assets, and the gross margin payments on the disposed portion, of the natural gas refueling equipment segment; the receipt and timing of future customer orders; changes in competitive factors affecting the Company's operations; unanticipated impacts of restructuring initiatives in natural gas utilities; occurrences of events affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments; the ability to successfully identify and finance natural gas opportunities; the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; as well as other risks and uncertainties that are discussed in this report or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission. The Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which is effective for periods beginning after December 15, 1997. SFAS 130 requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The adoption of SFAS 130 is not expected to have a material impact on the Company's disclosures.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for periods beginning after December 15, 1997. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The adoption of SFAS 131 is not expected to have a material impact on the Company's disclosures.

YEAR 2000 MATTERS

          The Company has initiated the process of preparing its computer systems and applications for the year 2000. This process involves modifying or replacing certain hardware and software utilized by the Company as well as communicating with its significant external suppliers, service providers and customers to ensure that they are taking appropriate action to remedy their Year 2000 issues.

          The Company will utilize both internal and external resources to upgrade and test its software systems and expects to have substantially all of the system upgrades and application changes completed by September 30, 1999. The cost to the Company of the Year 2000 activities has not and is not expected to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing process are based on management's best estimates, which were derived utilizing assumptions regarding future events. However, there can be no guaranty that these estimates will be achieved and actual results could differ from those plans.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is included herein on pages F-1 through F-22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Certain information with respect to the directors and executive officers of the Company is set forth below:

      Name                           Age         Position
      ----                           ---         --------
W. Phillip Marcum                    54    President, Chief Executive Officer,
                                           Chairman of the Board and Director
A. Bradley Gabbard                   43    Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Director
Basil M. Briggs(1)                   62    Director
Robert Lloyd(1)(2)                   59    Director
Albert F. Thomasson(2)               56    Director
Anthony D. Pell                      59    Director
Ronald W. McKee                      50    Director

--------------------

(1)  Member, Compensation Committee

(2)  Member, Audit Committee

         W. PHILLIP MARCUM, a founder of the Company, has served as the President, Chief Executive Officer, Chairman of the Board and a director of the Company since its incorporation in April 1991. He also serves as the Chairman and Chief Executive Officer of each of the Company's direct wholly owned subsidiaries. He currently serves on the board of directors of one public corporation, Key Energy Group, Inc., East Brunswick, New Jersey, an oilfield service provider, and one privately-held corporation, Hydrologic, Inc., Asheville, North Carolina, a water analysis company. From November 1987 until February 1991, Mr. Marcum was employed in the corporate finance department of Boettcher & Company, Denver, Colorado, serving as a Senior Vice President. From 1976 to 1987, Mr. Marcum was employed by MGF Oil Corporation, Midland, Texas, serving as its President and Chief Executive Officer the last three of those years.

         A. BRADLEY GABBARD, a founder of the Company, has served as a director of the Company since its incorporation in April 1991, and has served as the Executive Vice President of the Company since July 1993, and as the Chief Financial Officer and Treasurer of the Company from April 1991 through July 1993 and since August 1996. He also served as its Vice President and Secretary from April 1991 through July 1993. Mr. Gabbard has also served as the President of Marcum Denver since July 1993. From October 1990 to February 1991, Mr. Gabbard was employed by Boettcher & Company, serving as Vice President in its research department. In 1987, Mr. Gabbard joined Great Horn, Inc., a privately held New York based investment corporation, as its Vice President in charge of western oil and gas investment activities. In 1988, Great Horn acquired a controlling interest in Premier Resources, Ltd., Denver, Colorado, and appointed Mr. Gabbard as the Executive Vice President and Chief Operating Officer, where he served until the sale of Premier in 1990.

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

         BASIL M. BRIGGS has served as a director of the Company since June 1991. He has been a practicing attorney in Detroit, Michigan since 1961 and has been a shareholder of Cox, Hodgman & Giarmarco, P.C. in Troy, Michigan since January 1, 1997. He was the President of Briggs & Williams, P.C., attorneys at law, from its formation in 1977 through 1986, and of counsel with Miro, Weiner & Kramer, P.C., Bloomfield Hills, Michigan, from 1987 through 1996. Mr. Briggs was the Secretary of PPC from 1984, and a director of PPC from 1970, until it was acquired by GPC in August 1995. Since August 1995, he has been a director of GPC.

         ROBERT LLOYD has served as a director of the Company since July 1993. He currently manages his personal investments. From 1988 to 1989 he was an Executive Director of Interallianz London Limited, the wholly owned corporate finance subsidiary of Interallianz Bank Zurich A.G. Mr. Lloyd formerly held several positions with Drexel Burnham Lambert Inc. and its affiliates, including Managing Director and Senior Corporate Finance Officer in Europe.

         ALBERT F. THOMASSON has served as a director of the Company since March 1994. Mr. Thomasson was a director of Metretek from 1981 until it was acquired by the Company in March 1994. For the past five years, Mr. Thomasson has been President of AFT Corporation, which provides management consulting services to selected businesses in the Birmingham, Alabama area; President of AFTCO Properties, Inc. and Brookhaven Properties, III, Inc., which are engaged in residential real estate development in the Birmingham area; President of Thomasson, Coal & Coke, Inc., which is a manufacturer of alloy block for foundries until it merged into AFT Corporation in 1996; and Managing General Partner of Opto Oil and Gas Company, which is engaged in the exploration and development of oil and gas fields.

         ANTHONY D. PELL has served as a director of the Company since June 1994. Mr. Pell is a director of Rochdale Investment Management Inc., New York, New York. He was the President and co-owner of Pell, Rudman & Co., Boston, Massachusetts, an investment advisory firm, from 1991 until 1993, when it was acquired by United Asset Management Company, since which time he has served as a consultant. Mr. Pell was a director of Metretek from 1985 until Metretek was acquired by the Company in March 1994. Mr. Pell was associated with the law firm of Coudert Brothers from 1966 to 1968 and with the law firm of Cadwalder, Wickersham and Taft from 1968 to 1972, specializing in estate and tax planning. In 1972, Mr. Pell joined Boston Company Financial Strategies, Inc. as a Vice President and was appointed a Senior Vice President in 1975.

         RONALD W. MCKEE has served as a director of the Company since August 1997 and has served as the President and Chief Operating Officer of Metretek since September 1995. Mr. McKee had previously served as the Vice President of Marketing of Metretek since he joined Metretek in 1989. From 1970 to 1989, Mr. McKee held various sales and marketing management positions with Rockwell International, Pittsburgh, Pennsylvania, and became the general sales and marketing manager for Rockwell International's plug valve business in 1987.

         The Company's Board of Directors currently consists of seven members, divided into three classes, serving staggered three-year terms. Class I directors, whose term expires in 1998, are Messrs. Marcum, Briggs and Lloyd. Class II directors, whose term expires in 1999, are Messrs. Gabbard, McKee and Thomasson. The Class III director, whose term expires in 2000, is Mr. Pell. Pursuant to the Purchase Agreement with American Meter, the Company has agreed to increase the size of the Board of Directors to eight (8) members and to appoint Harry I. Skilton, President and Chief Executive Officer of American Meter, as a Class III director, effective upon the closing of the Purchase Agreement. In August 1997, Stephen E. McGregor resigned as a director of the Company and Mr. McKee was appointed by the Board of Directors to fill his vacancy. In March 1998, U.E. Patrick resigned as a director of the Company. Officers are appointed by the Board of Directors and serve at its discretion subject to the employment agreements discussed below.

KEY EMPLOYEES

         Certain information with respect to key employees of the Company is set forth below:

         WOOD BREAZEALE, 68, has served as the President and Chief Operating Officer and a director of Southern Flow since May 1993. Mr. Breazeale was formerly the President and Chief Operating Officer of the Southern Flow Companies, a division of Homco International, Inc., and a Vice President of Homco International, Inc. from 1979 until the Company purchased the assets of the Southern Flow Companies division of Weatherford in April 1993. Mr. Breazeale founded Southern Flow Companies in 1953.

         GARY J. ZUIDERVEEN, 39, has served as the Controller of the Company since May 1994 and as the Secretary and Principal Accounting Officer of the Company since August 1996. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm's national office accounting research department.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and 10% beneficial owners (of which there were none in 1997) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission and the Nasdaq Stock Market, and to furnish the Company with copies of all such reports filed. Based solely upon its review of the copies of such forms received by the Company, and written representations from certain directors and executive officers that no Form 5's were required to be filed by such persons, the Company believes that, during 1997, its executive officers and directors complied with all Section 16(a) filing requirements except one report covering one transaction by Mr.
Patrick, a former director of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth the total compensation that the Company paid or accrued for the last three fiscal years to its Chief Executive Officer and its only other executive officers ("Named Executive Officers") whose total salary and bonus exceeded $100,000 in the fiscal year ended December 31, 1997 ("fiscal 1997"):

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long Term
                                                                                                    Compensation
                                                                                                    ------------
                                                                                                      Awards
                                                                                                    ------------
                                                                    Annual Compensation             Securities
                                                               -----------------------------        Underlying       All Other
    Name and Principal Position                       Year        Salary($)        Bonus($)         Options(#)   Compensation($)(1)
    ---------------------------                       ----     ------------      -----------        ----------   ------------------
W. PHILLIP MARCUM                                     1997     $    175,250     $     31,395          200,000     $    6,127
    President and Chief Executive Officer             1996          162,000           21,900          305,000(2)      12,678
    of the Company                                    1995          162,000            2,250              -0-          5,869

A. BRADLEY GABBARD                                    1997          127,292           24,225          100,000          5,877
    Executive Vice President and                      1996          121,000           13,200           93,000(2)       8,821
    Chief Financial Officer                           1995          117,000            1,625              -0-          4,461
    of the Company

RONALD W. MCKEE(3)                                    1997          100,000           19,380           50,000          3,829
    President of Metretek

    --------------------

(1) Includes amounts paid or accrued by the Company on behalf of the Named Executive Officers in fiscal 1997 for (i) matching contributions under the Company's 401(k) plan of $4,750 for Mr. Marcum, $4,750 for Mr. Gabbard, and $2,941 for Mr. McKee; (ii) premiums for group term life insurance of $913 for Mr. Marcum, $663 for Mr. Gabbard, and $612 for Mr. McKee; and (iii) premiums for long-term disability insurance of $464 for Mr. Marcum, $464 for Mr. Gabbard, and $276 for Mr. McKee.

(2) Includes 280,000 options originally granted prior to 1996 to Mr. Marcum and 78,000 options originally granted prior to 1996 to Mr. Gabbard that were repriced in 1996.

(3)  Mr. McKee was not an executive officer of the Company prior to 1997.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

         In 1991, the Company entered into employment agreements with W. Phillip Marcum, its President, Chief Executive Officer and Chairman of the Board, and A. Bradley Gabbard, its Executive Vice President and Chief Financial Officer. These employment agreements were amended on July 14, 1997 to provide for an extension of the employment term to three years for Mr. Marcum and 18 months for Mr. Gabbard, with automatic additional one-year renewal periods when the term expires, unless either party gives 60 days notice of termination. The base salaries under these employment agreements, which are subject to annual upward adjustments at the discretion of the Board of Directors, are currently set at $200,000 for Mr. Marcum and $145,000 for Mr. Gabbard. In addition to the base annual compensation, the employment agreements provide, among other things, for standard benefits commensurate with the management levels involved. The employment agreements also provide for the Company to establish an incentive compensation fund, to be administered by the Compensation Committee of the Board of Directors, to provide for incentive compensation to be paid to each officer or employee (including Messrs. Marcum and Gabbard) deemed by the Compensation Committee to have made a substantial contribution to the Company in the event of a change of control of the Company or of the sale of substantially all of the assets of the Company or similar transactions. The total amount of incentive compensation from the fund available for distribution will be determined by a formula based on the amount by which the fair market value per share of the Common Stock exceeds $2.52, multiplied by a factor ranging from 10-20% depending upon the ratio of the fair market value to $2.52. In the case of the sale of a significant subsidiary of the Company or substantially all of the assets of a significant subsidiary, a similar pro rata distribution is required. The employment agreements also contain certain restrictions on each employee's ability to compete, use of confidential information and use of inventions and other intellectual property.

         Effective January 1, 1998, the Company adopted the 1998 Employee Stock Purchase Plan, pursuant to which all full-time employees of the Company, including Messrs. Marcum, Gabbard and McKee, are entitled to purchase shares of the Company's Common Stock at fifty percent (50%) of the market value of the Common Stock on the purchase date, which market value is equal to the closing sale price of the Common Stock as reported on the Nasdaq National Market. A total of 200,000 shares of Common Stock have been reserved for issuance under the 1998 Employee Stock Purchase Plan.

STOCK OPTION GRANTS

         The following table sets forth certain information with respect to grants of stock options made during fiscal 1997 to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------------------
                                                                 % OF TOTAL
                                  NUMBER OF SECURITIES       OPTIONS GRANTED TO
                                       UNDERLYING               EMPLOYEES IN         EXERCISE         EXPIRATION
NAME                              OPTIONS GRANTED(#)(1)        FISCAL YEAR(2)          PRICE             DATE
----                              ---------------------        --------------          -----             ----
W. Phillip Marcum                        200,000                     48.8%             $0.84         July 14, 2007
A. Bradley Gabbard                       100,000                     24.4%             $0.84         July 14, 2007
Ronald W. McKee                           50,000                     12.2%             $0.94         March 20, 2007

----------------

(1) The options in this table are incentive stock options or nonqualified stock options ("NQSOs") granted under the Company's 1991 Stock Option Plan and have exercise prices equal to the fair market value of the underlying Common Stock on the date of grant, based on the last sale price of the Common Stock on the date of grant as reported on the Nasdaq Stock Market. The options have a term of ten years from the date of grant. The options granted to Messrs.

     Marcum and Gabbard vest and become exercisable a follows: 25% were vested and exercisable upon grant, and an additional 25% become vested and exercisable when the last sale price of the Common Stock, as reported on the Nasdaq Stock Market, first equals or exceeds each of the following target prices: $1.50, $2.00 and $2.50. The options granted to Mr. McKee were fully vested and exercisable on the date of grant.

(2)  Based upon 410,000 options granted by the Company during 1997 to employees.

STOCK OPTION EXERCISES AND VALUES

         The following table sets forth certain information, based upon the last sale price of the Common Stock on December 31, 1997 as reported on the Nasdaq National Market, with respect to stock options held by the Named Executive Officers on December 31, 1997:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                            Number of Securities          Value of
                                                                                Underlying              Unexercised
                                                                                Unexercised            In-the-Money
                                                                                Options at              Options at
                                                                             Fiscal Year-End(#)     Fiscal Year-End($)(2)
                                                                             -------------------    ---------------------
                              Shares Acquired                                  Exercisable/            Exercisable/
Name                          on Exercise(#)        Value Realized($)(1)      Unexercisable            Unexercisable
----                          --------------        --------------------      -------------            -------------
W. Phillip Marcum                 25,000                     $0                330,000/150,000        $20,500/$61,500
A. Bradley Gabbard                15,000                     $0                103,000/75,000         $10,250/$30,750
Ronald W. McKee                   10,000                   $3,440               54,500/0               $15,500/0

(1) Value realized is calculated as the fair market value of the Company's Common Stock on the date of exercise, less the option exercise price, and does not necessarily indicate that the optionee sold such stock.

(2) Represents the total gain which would be realized (without considering taxes or brokerage expenses) if all in-the-money options held at year-end were exercised and sold. Value of unexercised in-the-money options is calculated based on the fair market value of the Common Stock on December 31, 1997 ($1.25), less the option exercise price. An option is in-the-money if the fair market value of the Common Stock exceeds the option exercise price.

DIRECTOR COMPENSATION

     Directors, who are not officers or employees of the Company or any of its subsidiaries ("Non-Employee Directors"), receive a fee of $1,000 for attendance at each meeting of the Board of Directors. All Directors are reimbursed for the cost of attending Board of Directors and committee meetings. Non-Employee Directors also receive stock options granted by the Company under the Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan, which is administered by the Board of Directors, provides for the grant of NQSOs for up to 650,000 shares of Common Stock to non-employee directors of the Company. Each person who is first elected or appointed to serve as a non-employee director of the Company is automatically granted an option to purchase 20,000 shares of Common Stock. On the date of the Annual Meeting of Shareholders each year, each person who has served as a non-employee director for the previous six months is automatically granted an option to purchase 10,000 shares of Common Stock. Additional options can be granted to non-employee directors in the discretion of the Board of Directors. All options vest immediately upon grant and are exercisable for a 10 year term at a price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 1997, options to purchase 420,000 shares of Common Stock were outstanding under the Directors' Plan at exercise prices ranging from $0.78 to $1.59 per share.

         On March 7, 1997, options to purchase 50,000 shares of Common Stock were granted to Mr. McGregor (a former director of the Company) and options to purchase 10,000 shares of Common Stock were granted to Mr. Lloyd under the Directors' Plan at an exercise price of $1.03 per share, the fair market value of a share of Common Stock on the day of grant, for personal services rendered in connection with the CellNet strategic alliance. See "Item 1. Description of Business -- Metretek, Incorporated" and "Item 12. Certain Relationships and Related Transactions."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 19, 1998 (except as otherwise noted in the footnotes) by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the persons named in the table below have sole investment and voting power with respect to the Common Stock owned by them, subject to community property laws where applicable.

                                                                                         Shares Beneficially Owned
                                                                                       ------------------------------
         Name                                                                          Number     Percent of Class(1)
         ----                                                                          ------     -------------------
         Alphi Investment Management Company(2)                                        808,500           6.5
              155 Pfingsten Road, Suite 360
              Deerfield, Illinois  60015
         Goodrich Petroleum Company of Louisiana(3)                                    719,850           5.8
              Post Office Box 1664
              Shreveport, Louisiana  71165-1664
         W. Phillip Marcum(4)                                                          488,757           3.9
         Albert F. Thomasson(5)                                                        393,287           3.2
         Robert Lloyd(6)                                                               185,000           1.5
         A. Bradley Gabbard(7)                                                         148,435           1.2
         Anthony D. Pell(8)                                                            114,840           0.9
         Ronald W. McKee(9)                                                             77,630           0.6
         Basil M. Briggs(10)                                                            51,500           0.4
         All directors and executive officers as a group (7 persons)(11)             1,459,449          11.1

(1) The percentages are based upon 12,351,839 shares of Common Stock outstanding as of March 19, 1998.

(2) Information based solely upon Amendment No. 5 to Schedule 13D, dated March 6, 1998, filed by Alphi Fund L.P. ("Alphi") with the Securities and Exchange Commission. According to information contained therein, Alphi Investment Management Company, in its capacity as general partner of Alphi, has the sole power to vote and sole power to dispose of 808,500 shares owned by Alphi.

(3) These shares are owned of record by GPCL, a wholly owned subsidiary of GPC. Includes 44,650 shares as to which GPCL has purchase option rights, of which 17,860 become exercisable March 31, 1998. Does not include an additional 44,650 shares as to which GPCL has a right of first refusal. All option rights and rights of first refusal expire March 31, 1998.

(4) Includes 330,000 shares which may be acquired by Mr. Marcum under currently exercisable stock options. Also includes 31,000 shares owned by Mr. Marcum's wife. Does not include 150,000 options that are not currently exercisable.

(5) Includes 9,351 shares beneficially owned or held of record by Mr. Thomasson's wife and 96,487 shares held in trusts for the benefit of family members of which he is trustee ("Thomasson Trusts"). Also includes 2,057 and 48,291 shares which may be acquired under currently exercisable warrants by Mr. Thomasson and by the Thomasson Trusts, respectively, and 50,000 shares which may be acquired by Mr. Thomasson under currently exercisable stock options.

(6) Includes 70,000 shares which may be acquired by Mr. Lloyd under currently exercisable stock options.

(7) Includes 103,000 shares which may be acquired by Mr. Gabbard under currently exercisable stock options. Also includes 3,000 shares owned by Mr. Gabbard's children. Does not include 75,000 options that are not currently exercisable.

(8) Includes 50,000 shares which may be acquired by Mr. Pell under currently exercisable stock options and 13,400 shares held by Mr. Pell's wife.

(9) Includes 52,520 shares which may be acquired by Mr. McKee under currently exercisable stock options.

(10) Mr. Briggs is a director of GPC, but no shares of Common Stock held by GPCL have been attributed to Mr. Briggs. Includes 50,000 shares which may be acquired by Mr. Briggs under currently exercisable stock options. Includes 1,500 shares owned by Mr. Briggs' wife.

(11) See notes (4) through (10).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         MGT and GPCL, a significant stockholder of the Company, are co-managing general partners of, and hold limited partnership interests in, the Pipeline Partnership. See "Item 1. Description of Business - Marcum Gas Transmission, Inc."

         On March 7, 1997, options to purchase 50,000 shares of Common Stock were granted to Mr. McGregor, a former director of the Company, and options to purchase 10,000 shares of Common Stock were granted to Mr. Lloyd under the Directors' Plan at an exercise price of $1.03 per share for personal services rendered by such non-employee directors in connection with the CellNet strategic alliance.

         In December 1997, MGT sold one-third of its preferred and performance share interests and one-third of its interest in future management and administrative fees in two business trusts to Odessa Exploration Incorporated, a subsidiary of Key Energy Group, Inc., for a total purchase price of $1 million.
W. Phillip Marcum, the Chairman of the Board, President and Chief Executive Officer and a director of the Company, is also a director of Key Energy Group, Inc. See "Item 1. Description of Business - Marcum Gas Transmission, Inc."

         Each material transaction between the Company and any related party is approved by a majority of the members of the Board of Directors of the Company who are disinterested in the transaction.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       (2) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

               (2.1) Asset Purchase Agreement, dated April 30, 1993, among Weatherford U.S., Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 14, 1993.)

               (2.2) Amended and Restated Agreement and Plan of Merger, dated as of December 17, 1993, amended and restated as of January 31, 1994, among Marcum Natural Gas Services, Inc., Marcum Acquisition Corp. and Metretek, Incorporated. (Incorporated by reference to Appendix A of the Proxy Statement-Prospectus filed as a part of the Registration Statement on Form S-4, Registration No. 33-73874.)

               (2.3) Share Purchase Agreement, dated as of April 19, 1996, by and between Harry J. Schneider, Theodore J. Zeller, Metretek Europe Limited, Metretek, Incorporated and Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996).

               (2.4) Asset Purchase Agreement, dated as of June 27, 1997, by and between Natural Fuels Corporation, as buyer, and Marcum Fuel Systems, Inc., DVCO Fuel Systems, Inc. and Marcum CNG Systems, Inc., as seller. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 11, 1997.)

               (2.5) Purchase Agreement, dated December 3, 1997, by and between Marcum Gas Transmission, Inc. and Odessa Exploration Incorporated.

               (2.6) Asset Purchase Agreement, dated as of March 23, 1998, by and among Eagle Research Corporation, American Meter Company, Metretek, Incorporated and Marcum Natural Gas Services, Inc.

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

               (10.2) Marcum Natural Gas Services, Inc. 1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 1996.)*

               (10.3) Marcum Natural Gas Services, Inc. Directors' Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to the Form 10-KSB for the year ended December 31, 1996.)*

               (10.4) Employment Agreement, dated as of June 11, 1991, between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit
                           10.4 to the Registration Statement on Form S-18, Registration No. 33-44558.)*

               (10.5) Amendment No. 1 to the Employment Agreement between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

               (10.6) Employment Agreement, dated as of June 11, 1991, between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-18, Registration No. 33-44558.)*

               (10.7) Amendment No. 1 to the Employment Agreement between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

               (10.8) Loan and Security Agreement, dated as of August 5, 1996, between Metretek, Incorporated and First Union Bank of Florida. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.)

               (10.9) Loan Agreement among Southern Flow Companies, Inc., Marcum Gas Transmission, Inc., Marcum Natural Gas Services, Inc. and Commercial National Bank in Shreveport

                           Dated as of April 18, 1997, as amended May 14, 1997. (Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997.)

               (10.10) Loan Agreement, dated May 30, 1997, by and between First Union National Bank of Florida and Metretek, Incorporated. (Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997.)

               (10.11) Marcum Natural Gas Services, Inc. 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit
                           4.3 to the Registration Statement on Form S-8, Registration No. 333-435477.)*

       (21)    SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

               (21.1)      Subsidiaries of Marcum Natural Gas Services, Inc.

       (23)    CONSENTS OF EXPERTS AND COUNSEL:

               (23.1)      Deloitte & Touche LLP

       (27)    FINANCIAL DATA SCHEDULE

               (27.1)      Financial Data Schedule

---------------

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

                               MARCUM NATURAL GAS SERVICES, INC.


                               By:  /s/ W. Phillip Marcum
                                   --------------------------------------
                                   W. Phillip Marcum, President and Chief
                                   Executive Officer
                               Date: March 24, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                                                   Date
---------                                   -----                                                   ----
    /s/ W. Phillip Marcum                   Chairman of the Board, President,                   March 24, 1998
---------------------------------            Chief Executive Officer and Director
W. Phillip Marcum                            (Principal executive officer)

    /s/ A. Bradley Gabbard                  Executive Vice President, Chief Financial           March 24, 1998
---------------------------------            Officer, Treasurer and Director (Principal
A. Bradley Gabbard                           financial officer)

    /s/ Gary J. Zuiderveen                  Secretary, Controller and Principal                 March 24, 1998
---------------------------------            Accounting Officer (Principal
Gary J. Zuiderveen                           accounting officer)

    /s/ Basil M. Briggs                     Director                                            March 24, 1998
---------------------------------
Basil M. Briggs

    /s/ Robert Lloyd                        Director                                            March 24, 1998
---------------------------------
Robert Lloyd

    /s/ Albert F. Thomasson                 Director                                            March 24, 1998
---------------------------------
Albert F. Thomasson

    /s/ Anthony D. Pell                     Director                                            March 24, 1998
---------------------------------
Anthony D. Pell

    /s/ Ronald W. McKee                     Director                                            March 24, 1998
---------------------------------
Ronald W. McKee

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF MARCUM
NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1997 and 1996                                               F-5

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1997 and 1996                                         F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997 and 1996                                               F-7

Notes to Consolidated Financial Statements                                  F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Marcum Natural Gas Services, Inc.:

We have audited the consolidated balance sheets of Marcum Natural Gas Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marcum Natural Gas Services, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 12, 1998 (March 23, 1998, as to Note 8)

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                                                       ---------------------------
ASSETS                                                                    1997            1996
CURRENT ASSETS:
  Cash and cash equivalents                                            $ 1,938,554     $   889,543
  Trade receivables, less allowance for doubtful accounts
    of $121,278 and $136,967, respectively                               3,466,282       3,097,756
  Other receivables                                                        276,322         116,779
  Inventory                                                              2,748,626       2,428,466
  Net assets of discontinued operations                                    204,067       2,676,898
  Prepaid expenses and other current assets                                291,004         315,200
                                                                       -----------     -----------

      Total current assets                                               8,924,855       9,524,642
                                                                       -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  (Note 4):
  Equipment                                                              2,413,850       2,169,729
  Vehicles                                                                  56,793          50,896
  Furniture and fixtures                                                   452,389         454,558
  Land, building and improvements                                          399,491         382,323
                                                                       -----------     -----------
      Total                                                              3,322,523       3,057,506
  Less accumulated depreciation                                          2,047,837       1,782,102
                                                                       -----------     -----------

      Property, plant and equipment, net                                 1,274,686       1,275,404
                                                                       -----------     -----------

OTHER ASSETS:
  Customer list (net of accumulated amortization of $2,065,449 and
    $1,620,204, respectively)                                            6,827,438       7,272,683
  Goodwill and other intangibles (net of accumulated amortization
    of $478,348 and $306,481, respectively)                                854,629       1,026,496
  Investments in unconsolidated affiliates                                 435,177         297,584
  Other assets                                                             362,679         192,626
                                                                       -----------     -----------
      Total other assets                                                 8,479,923       8,789,389
                                                                       -----------     -----------

TOTAL                                                                  $18,679,464     $19,589,435
                                                                       ===========     ===========


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             DECEMBER 31,
                                                                   ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1997              1996
CURRENT LIABILITIES:
  Accounts payable                                                 $    615,778      $    446,121
  Accrued and other liabilities                                       1,826,434         1,204,692
  Current maturities of notes payable (Note 4)                          182,878           581,071
  Current maturities of long-term debt and capital lease
    obligations (Note 4)                                                 14,791            10,866
                                                                   ------------      ------------

      Total current liabilities                                       2,639,881         2,242,750
                                                                   ------------      ------------

LONG-TERM NOTE PAYABLE (NOTE 4)                                         177,778            46,845
                                                                   ------------      ------------

CAPITAL LEASE OBLIGATIONS (NOTE 4)                                       12,443             7,353
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (NOTE 7):
  Redeemable preferred stock - Series A, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series B, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series C, $.01 par value;
    authorized, 500,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized, 25,000,000 shares;
    issued and outstanding, 12,311,288 and 12,231,327
    shares, respectively                                                123,113           122,313
  Additional paid-in-capital                                         36,913,648        36,844,447
  Foreign currency translation adjustment                                 6,657            (4,354)
  Accumulated deficit                                               (21,194,056)      (19,669,919)
                                                                   ------------      ------------

      Total stockholders' equity                                     15,849,362        17,292,487
                                                                   ------------      ------------

TOTAL                                                              $ 18,679,464      $ 19,589,435
                                                                   ============      ============


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          YEAR ENDED
                                                          DECEMBER 31,
                                                 ------------------------------
                                                     1997              1996
REVENUES:
  Natural gas measurement sales and services     $ 20,390,102      $ 18,418,917
  Other                                               826,655           595,756
                                                 ------------      ------------

      Total revenues                               21,216,757        19,014,673
                                                 ------------      ------------

COSTS AND EXPENSES:
  Cost of measurement sales and services           12,920,612        11,987,012
  General and administrative                        3,802,815         3,705,230
  Selling, marketing and service                    1,642,556         1,588,322
  Depreciation and amortization                       944,956           907,163
  Research and development                          1,062,264           730,117
  Interest and other                                   91,038            88,841
                                                 ------------      ------------

      Total costs and expenses                     20,464,241        19,006,685
                                                 ------------      ------------

INCOME FROM CONTINUING
  OPERATIONS BEFORE TAXES                             752,516             7,988
                                                 ------------      ------------

INCOME TAX PROVISION (Note 6)

INCOME FROM CONTINUING OPERATIONS                     752,516             7,988
                                                 ------------      ------------

DISCONTINUED OPERATIONS:
  Loss from operations                               (278,769)       (1,549,405)
  Loss from disposal                               (1,997,884)
                                                 ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS                  (2,276,653)       (1,549,405)
                                                 ------------      ------------

NET LOSS                                         $ (1,524,137)     $ (1,541,417)
                                                 ============      ============

NET INCOME (LOSS) PER BASIC COMMON SHARE:
  Continuing operations                          $       0.06      $       0.00
  Discontinued operations                               (0.18)            (0.13)
                                                 ------------      ------------

NET LOSS PER BASIC COMMON SHARE                  $      (0.12)     $      (0.13)
                                                 ============      ============

NET INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION:
  Continuing operations                          $       0.06      $       0.00
  Discontinued operations                               (0.18)            (0.13)
                                                 ------------      ------------

NET LOSS PER SHARE - ASSUMING DILUTION           $      (0.12)     $      (0.13)
                                                 ============      ============


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                           FOREIGN
                                                     COMMON STOCK           ADDITIONAL     CURRENCY
                                                 -------------------         PAID-IN     TRANSLATION   ACCUMULATED
                                                 SHARES        VALUE         CAPITAL     ADJUSTMENT      DEFICIT        TOTAL
BALANCE,
  JANUARY 1, 1996                                11,742,032    $ 117,420    $ 36,320,946               $ (18,128,502) $ 18,309,864

  Stock issued in acquisition of Metretek Europe    175,000        1,750         140,065                                   141,815
  Stock issued for royalty payments                 122,882        1,229         148,771                                   150,000
  Stock issued under Employee Stock
    Purchase Plan                                   183,913        1,839         222,815                                   224,654
  Other stock compensation                            7,500           75          11,850                                    11,925
  Foreign currency translation adjustment                                                   $ (4,354)                       (4,354)
  Net loss                                                                                                (1,541,417)   (1,541,417)
                                                 ----------    ---------    ------------     -------   -------------  ------------

BALANCE,
  DECEMBER 31, 1996                              12,231,327      122,313      36,844,447      (4,354)    (19,669,919)   17,292,487

  Stock issued in option exercises and
    and Employee Stock Purchase Plan                 79,961          800          69,201                                    70,001
  Foreign currency translation adjustment                                                     11,011                        11,011
  Net loss                                                                                                (1,524,137)   (1,524,137)
                                                 ----------    ---------    ------------     -------   -------------  ------------

BALANCE,
  DECEMBER 31, 1997                              12,311,288    $ 123,113    $ 36,913,648     $ 6,657   $ (21,194,056) $ 15,849,362
                                                 ==========    =========    ============     =======   =============  ============

See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                                  ----------------------------
                                                                      1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,524,137)     $(1,541,417)
  Adjustments to reconcile net loss to net cash provided by
    continuing operations:
    Loss from discontinued operations                                 278,769        1,549,405
    Loss from disposal of discontinued operations                   1,997,884
    Depreciation and amortization                                     944,956          907,163
    Stock compensation expense                                                         124,252
    Royalty payments made with restricted stock                        50,000           50,000
    Gain on sale of interest in unconsolidated affiliates            (456,179)
    Loss on disposal of property, plant and equipment                   8,503            6,136
    Equity in income of unconsolidated affiliates                      (6,136)         (61,113)
  Changes in other assets and liabilities:
      Trade receivables                                              (368,526)         559,818
      Inventory                                                      (320,160)         160,856
      Other current assets                                           (135,347)         347,466
      Other noncurrent assets                                        (171,258)             283
      Accounts payable                                                169,657         (163,797)
      Accrued and other liabilities                                   621,742         (227,905)
                                                                  -----------      -----------
      Net cash provided by continuing operations                    1,089,768        1,711,147
      Net cash provided (used) by discontinued operations             196,178       (1,714,640)
                                                                  -----------      -----------
      Net cash provided (used) by operating activities              1,285,946           (3,493)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of interest in unconsolidated affiliates         600,000
  Additions to property, plant and equipment                         (307,693)        (170,558)
  Additions to manufacturing rights
    and software development costs                                                    (349,692)
  Net cash from acquisitions                                                           164,308
  Proceeds from sale of property, plant and equipment                  10,283           36,356
  Investments in unconsolidated affiliate                            (393,125)        (245,125)
  Distributions from unconsolidated affiliates                         68,481           47,163
                                                                  -----------      -----------
      Net cash used in investing activities                           (22,054)        (517,548)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from new promissory note                                   400,000
  Payments on notes payable to bank                                  (667,260)        (193,691)
  Issuance of common stock, net                                        70,001          112,327
  Payments on long-term debt and capital lease obligations            (17,622)          (8,864)
                                                                  -----------      -----------
      Net cash used by financing activities                          (214,881)         (90,228)
                                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,049,011         (611,269)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        889,543        1,500,812
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 1,938,554      $   889,543
                                                                  ===========      ===========

See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - The accompanying consolidated financial statements include the accounts of Marcum Natural Gas Services, Inc. ("MNGS") and its wholly-owned subsidiaries, Southern Flow Companies, Inc. ("SFC"), Metretek, Incorporated ("Metretek") and its wholly-owned subsidiaries, Metretek Europe, Limited ("Metretek Europe"), and Sigma VI, Inc. ("Sigma VI"), Marcum Gas Transmission, Inc. ("MGT") and its wholly-owned subsidiary Marcum Capital Resources, Inc. ("MCRI"), and Marcum Denver, Inc. (formerly Marcum Fuel Systems, Inc.), collectively referred to as the Company.

      MNGS was incorporated on April 5, 1991. The focus of its continuing business operations is in three areas relating to the natural gas industry: 1) the design, manufacture and distribution of automated energy consumption, monitoring and recording systems, 2) natural gas measurement services, and 3) management of natural gas gathering, processing and transportation facilities and related assets. Metretek designs, manufactures and sells automated systems to monitor and record natural gas consumption of commercial and industrial customers of natural gas utility companies. SFC provides natural gas measurement services. MGT acquires or finances the acquisition of natural gas gathering, processing and transportation facilities and related assets which it then manages. MCRI secures private capital to finance the acquisitions.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MNGS and its subsidiaries after elimination of intercompany accounts and transactions. The Company uses the equity method to account for its limited partnership interest in Marcum-Patrick Pipeline Program 1993-1, L.P. and its preferred shareholder interests in Marcum Midstream 1995-2 Business Trust and Marcum Midstream 1997-1 Business Trust.

      REVENUE RECOGNITION - Equipment and supply sales are recognized when delivered, and natural gas measurement revenues are recognized as services are provided.

      STATEMENT OF CASH FLOWS - The Company considers all investments with a maturity of three months or less at time of purchase to be cash equivalents.

                                                            1997          1996
Cash paid for interest                                     $74,201       $92,260

Cash paid for income taxes                                 $49,075       $32,060

Noncash financing and investing activities:
  Acquisition of equipment by capital lease                $26,637       $    --

      INVENTORIES - Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 31, 1997 and 1996 are summarized as follows:

                                                      1997               1996
Work in process                                    $  619,791         $  723,485
Raw materials and supplies                          1,051,910            663,864
Finished goods and merchandise                      1,076,925          1,041,117
                                                   ----------         ----------

Total                                              $2,748,626         $2,428,466
                                                   ==========         ==========

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost and is generally depreciated on the straight-line basis over estimated useful lives ranging from 2 to 40 years. Property, plant and equipment includes items under capital lease with a net book value of $30,604 and $14,787 at December 31, 1997 and 1996, respectively.

      INTANGIBLE ASSETS - SFC customer lists are being amortized over 20 years using the straight-line method. Goodwill and other intangibles are being amortized over periods ranging from 10 to 20 years. The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over 5 years, using the straight-line method. Unamortized software development costs at December 31, 1997 and 1996 are $563,672 and $678,578, respectively. Patents and license agreements are amortized on a straight-line basis over the lesser of their estimated economic lives or their legal term of existence.

      ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 1997 and 1996 are summarized as follows:

                                                          1997           1996
Payroll, employee benefits and related liabilities     $1,021,963     $  525,341
Deferred management fees                                  350,634
Deferred revenue                                          177,392        145,030
Sales, property and other taxes payable                    97,862        302,324
Insurance premiums and reserves                           110,442        196,312
Other                                                      68,141         35,685
                                                       ----------     ----------

Total                                                  $1,826,434     $1,204,692
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

      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES - MGT owns a 4% limited partnership interest in Marcum-Patrick Pipeline Program 1993-1, L.P. ("MPP 1993-1"), which owns a 33.333% membership interest in Bayou South Gas Gathering Systems, L.C. ("Bayou"), which owns certain natural gas gathering systems and related assets in Louisiana and Texas. As co-managing general partner of MPP 1993-1, MGT is entitled to administrative and management fees. Administrative and management fees earned and received from MPP 1993-1 for the years ended December 31, 1997 and 1996 were $10,000 and $24,079, respectively. Advances due from MPP 1993-1 included in other assets at December 31, 1997 and

      1996 were $32,000. On March 5, 1998, MPP 1993-1 and MGT entered into an agreement with Franks Petroleum, Inc. ("Franks"), the 66.667% member of Bayou, pursuant to which Franks has agreed to purchase the membership interest of MPP 1993-1 in Bayou for $1,650,000. The sale of the membership interest of MPP 1993-1 in Bayou was approved by the co-managing general partners, subject to the affirmative vote of its limited partners. Upon approval of the sale by the limited partners, MGT expects to recover the carrying value of its investment in and advances to MPP 1993-1, together with payment of accrued management and administrative fees.

      In February 1996, MGT formed Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), of which MGT is the managing trustee. MM 1995-2 purchased two deep injection water disposal facilities located in northeastern Colorado, which purchase was financed by a $5,650,000 private placement of preferred shares of MM 1995-2. MGT purchased 5% of the preferred shares of MM 1995-2 for $245,125. MGT, as managing trustee, is responsible for the administrative activities of MM 1995-2 for which it is entitled to management and administrative fees from MM 1995-2. In addition, MGT holds performance shares of MM 1995-2 which entitles it to receive performance share distributions equal to approximately 8% of the cash available for distribution by MM 1995-2 prior to "payout" and approximately 20% of the cash available for distribution subsequent to "payout," as defined in the Declaration of Trust. Management and administrative fees and performance distributions earned for the years ended December 31, 1997 and 1996 were $215,527 and $220,333, respectively. In addition, upon formation of MM 1995-2 in 1996, MGT was paid a $75,000 acquisition expense reimbursement from proceeds of the private placement. Amounts due from MM 1995-2 for accrued management and administrative fees and performance share distributions included in other receivables at December 31, 1997 and 1996 were $38,333 and $50,726, respectively.

      In August 1997, MGT formed Marcum Midstream 1997-1 Business Trust (MM 1997-1), of which MGT is the managing trustee. MM 1997-1 purchased a natural gas liquids processing plant located near Midland, Texas, which purchase was financed by a $9,250,000 private placement of preferred shares of MM 1997-1. MGT purchased 5% of the preferred shares in MM 1997-1 for $393,125. MGT, as managing trustee, is responsible for administrative activities of MM 1997-1 for which it is entitled to administrative and management fees from MM 1997-1. In addition, MGT holds performance shares of MM 1997-1 which entitles it to receive performance share distributions equal to approximately 9% of the cash available for distribution by MM 1997-1 before "payout" and approximately 21% of the cash available for distribution subsequent to "payout," as defined in the Declaration of Trust. In 1997, MGT did not receive any management and administrative fees or performance distributions from MM 1997-1. Upon formation of MM 1997-1, MGT was paid a $75,000 acquisition expense reimbursement from proceeds of the private placement.

      In December 1997, MGT sold to Odessa Exploration Incorporated (Odessa), a subsidiary of Key Energy Group, Inc., one-third of MGT's preferred and performance share interests in MM 1995-2 and MM 1997-1 as well as one-third of MGT's interest in future management and administrative fees from the business trusts. The purchase price was $1,000,000, of which $600,000 was paid at closing and the remainder is payable in eight equal quarterly installments in 1998 and 1999. The sale does not grant Odessa any management rights or responsibilities with respect to either business trust. MGT remains as the managing trustee of both of the business trusts.

      The sale of MGT's equity interest in the business trusts resulted in a gain of $456,179 which is included in other revenues for the year ended December 31, 1997. The sales proceeds allocable to the one-third interest in future management and administrative fees are included in deferred management fees at

      December 31, 1997, and will be recognized as income over the period in which those fees are expected to be earned.

      EXPORT SALES - The following table sets forth the Company's sales by geographic area for its measurement sales and services segment for the years ended December 31, 1997 and 1996:

                              UNITED                                                   SOUTH
                              STATES          EUROPE        CANADA     AUSTRALIA      AMERICA     CONSOLIDATED
1997 Measurement
  sales and services         $ 18,494,272      $ 621,446    $ 557,865     $ 24,598     $ 691,921    $ 20,390,102
1996 Measurement
  sales and services         $ 16,805,244    $ 1,063,944    $ 441,903     $ 91,952      $ 15,874    $ 18,418,917

      FOREIGN CURRENCY - The assets and liabilities of Metretek Europe are translated at the rate of exchange at year end while sales and expenses are translated at the average rates in effect during the year. The net effect of this translation adjustment is shown in the accompanying financial statements as a component of stockholders' equity.

      INCOME (LOSS) PER SHARE - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which revises the manner in which earnings per share is calculated. The Company adopted the provisions of SFAS 128 for the year ending December 31, 1997. Income (loss) per basic common share is based upon the weighted average shares of common stock outstanding during the respective period. The Company's net income from continuing operations, loss from discontinued operations and net loss, for purposes of computing the basic and diluted per share amounts, are identical. The following is a reconciliation of the weighted average shares outstanding to the weighted average shares outstanding assuming dilution:

                                                                1997           1996
Weighted average common shares                                12,303,828     12,100,881

Incremental shares from assumed exercise of stock options         32,713          1,867
                                                              ----------     ----------

Weighted average common shares assuming dilution              12,336,541     12,102,748
                                                              ==========     ==========

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective January 1, 1996. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. Adoption of SFAS 121 had no effect on the financial position or results of operations of the Company.

      STOCK BASED COMPENSATION - The Company adopted SFAS 123, "Accounting for Stock Based Compensation" effective January 1, 1996. SFAS 123 requires that stock based compensation be either accounted for, or disclosed, in the financial statements. The Company adopted SFAS 123, electing only the disclosure provisions. Accordingly, adoption of SFAS 123 had no effect on the financial position or results of operations of the Company.

      CAPITAL STRUCTURE - The Company adopted SFAS 129, "Disclosure of Information about Capital Structure," effective December 31, 1997. SFAS 129 established standards for disclosing information about an entity's capital structure. The adoption of SFAS 129 did not have a material impact on the Company's disclosures.

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

      Pursuant to the Asset Purchase Agreement, (a) Natural paid MFS $373,628 in cash at closing; (b) Natural agreed to pay an additional $47,735 in cash for certain vehicles and equipment upon transfer of title to such vehicles and equipment; (c) Natural assumed the warranty and service obligations of MFS with respect to jobs completed by MFS and certain liabilities and obligations of MFS in connection with pending jobs and job quotes assumed by Natural; (d) Natural agreed to pay MFS 30% of the gross margin upon Natural's completion of the assumed jobs; and (e) Natural agreed to pay MFS a royalty on the sale by Natural and its affiliates of compressed natural gas vehicle refueling dispensers that incorporate MFS metering technology in an amount equal to (i) $750 per dispenser sold until the earlier of the sale of the first 500 dispensers or five years from the closing date, plus (ii) $500 per dispenser sold thereafter until the earlier of the sale of 500 additional dispensers or five additional years. MFS also granted to Natural a one-year license of the name "Marcum Fuel Systems, Inc." and certain other trademarks and trade name pursuant to a License Agreement.

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

      MFS completed certain jobs in progress as of the closing date which were not sold to Natural and is in the process of liquidating its remaining assets. MFS has subcontracted certain projects to Natural until appropriate consents are obtained to transfer the projects to Natural. MFS, as well as the Company and its other wholly-owned subsidiaries, will remain as indemnitors with respect to certain bonds underwritten in connection with certain projects of MFS that will be completed by Natural. Pursuant to the Asset Purchase Agreement, Natural will use commercially reasonable efforts to assume the obligations of MFS and its affiliates under such bonds or to replace such bonds, but there is no assurance that such assumption or replacement of bonds or obligations will occur.

      The Company incurred a loss on the disposition of the segment of $1,997,884. The results of the refueling equipment segment have been reported separately as discontinued operations. Prior year consolidated financial statements have also been reclassified to present the refueling equipment segment as a discontinued operation. Revenues of the discontinued segment in 1997 were $2,593,088 through the date of disposition and $4,599,378 for the year ended December 31, 1996. Net assets of the discontinued segment at December 31, 1997 and 1996 consisted of the following:

                                                               DECEMBER 31,     DECEMBER 31,
                                                                  1997             1996
Current assets (primarily trade receivables and inventory)     $   408,920      $ 3,190,250
Other assets, net                                                                   883,300
Accounts payable, accrued expenses and other
  disposal costs                                                  (204,853)      (1,396,652)
                                                               -----------      -----------

Net assets of discontinued operations                          $   204,067      $ 2,676,898
                                                               ===========      ===========

3.    ACQUISITIONS

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

4.    DEBT

      NOTES PAYABLE - The balance of notes payable at December 31, 1997 and 1996 consists of the following:


                                                        1997            1996

Term loans                                               357,956         327,916
Lines of credit                                            2,700         300,000
                                                      ----------      ----------
                                                         360,656         627,916
Less current maturities                                  182,878         581,071
                                                      ----------      ----------

Long-term note payable                                   177,778          46,845
                                                      ==========      ==========

      In order to fund the organization of and its investment in MM 1997-1, the Company, through its wholly-owned subsidiaries, MGT and SFC, entered into a loan agreement on April 18, 1997, as amended May 14, 1997, with a commercial bank for a $400,000 term loan repayable in equal monthly principal payments plus interest over a 36 month period (the "MGT Loan"). The MGT Loan is secured by the accounts receivable, inventory, selected equipment and real estate of SFC and an assignment of MGT's preferred and performance share interest in MM 1997-1 and is guaranteed by the Company. The loan agreement requires the Company to maintain a minimum consolidated tangible net worth and SFC to maintain a minimum debt service coverage ratio, and contains other standard covenants related to the operations of SFC and MGT. The outstanding balance under the loan agreement is limited to an amount equal to 80% of the eligible accounts receivable of SFC.

      On August 5, 1996, Metretek entered into a loan and security agreement with a commercial bank converting the then $821,607 outstanding balance of its demand note with the bank into two loans: a $421,607 term loan repayable in equal monthly principal payments plus interest over an 18 month period, and a $400,000 revolving line of credit payable on demand, pending demand, with interest only payable monthly and a maturity of January 31, 1998. On May 30, 1997, Metretek entered into a new loan agreement with its commercial lender for an additional $200,000 line of credit that will convert into a term loan on March 15, 1998, after which any outstanding balance due on the line of credit will become payable in monthly principal payments plus interest over an 18 month period. The new loan agreement also extended the term of Metretek's existing $400,000 working capital line of credit with the commercial bank from January 31, 1998 to April 30, 1998. Metretek's indebtedness to the commercial lender is secured by Metretek's accounts receivable, inventory and equipment, cross-collateralized and cross-defaulted, and guaranteed by the Company. The loan agreement requires Metretek to maintain a minimum adjusted working capital level, a minimum current ratio, a maximum debt to tangible net worth ratio and contains other standard covenants related to operations by Metretek. Cumulative borrowings under the loan agreement are limited to the sum of 75% of eligible domestic trade accounts receivable, 55% of eligible foreign trade accounts receivable and 50% of raw materials inventory of Metretek. Metretek had $597,300 available to borrow under its two lines of credit at December 31, 1997.

      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS - Long-term debt and capital lease obligations at December 31, 1997 and 1996 consists of various notes and leases payable in monthly installments, including interest ranging from 8% to 12% collateralized by certain equipment.

5.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS - In 1993, a former employee filed an action in Denver District Court against DVCO Fuel Systems, Inc. ("DVCO"), a subsidiary of Marcum Denver, and the Company, alleging that the Company conspired with certain third parties to defraud him and that the Company intentionally interfered with certain contracts in which he had an interest. The former employee is seeking damages in the amount of approximately $420,000 and punitive damages. The Company has denied the former employee's claims and has asserted counterclaims against the former employee, alleging that (i) he breached an agreement with the Company which included a legal release,
      (ii) he made intentional and/or negligent misrepresentations regarding his qualification and reputation in the compressed natural gas industry, (iii) he breached his fiduciary duty to the Company, and (iv) he disparaged the Company. On July 24, 1997, the former employee's action was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgment against the former employee's claims. The former employee has appealed the Court's grant of summary judgment. The Company's counterclaims against the former employee remain pending. Although the outcome of this litigation is not determinable with certainty, in the opinion of the Company's management, this litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company

      Other than as set forth above, there are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company or any of its assets, other than litigation incidental and not material to its business.

      OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 1997 and 1996 totaled $927,507 and $817,198, respectively.

      Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

YEAR ENDING DECEMBER 31:

  1998                                                        $   746,112
  1999                                                            659,430
  2000                                                            505,990
  2001                                                            407,289
  2002                                                            277,995
                                                              -----------

Total                                                         $ 2,596,816
                                                              ===========

      EMPLOYEE BENEFIT PLANS - In 1993 the Company adopted a savings and investment plan under Section 401(k). Metretek adopted a similar plan for its employees in 1989 (the "Plans"). During 1996, the Plans were combined under one plan. All employees age 21 or older with at least one year of service are eligible to participate in the Plans. The Plans provide for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participants' eligible compensation. The Company's 401(k) expense for the years ended December 31, 1997 and 1996 was $149,805 and $131,587, respectively.

      MPP 1993-1 PARTNERSHIP UNIT REPURCHASE COMMITMENT - Each year commencing January 1, 1996, MGT must offer to purchase, for an amount not to exceed $200,000 in the aggregate, MPP 1993-1 partnership units from interested unit holders. The purchase price of each MPP 1993-1 partnership unit shall equal two and one-half times the net cash from operations of MPP 1993-1 for its previous fiscal year divided by the total number of MPP 1993-1 partnership units outstanding. Each annual offer to purchase will be extended for a period of up to 60 days or until the maximum annual commitment amount of $200,000 has been used to purchase MPP 1993-1 partnership units. The maximum annual commitment amount is non-cumulative. No MPP 1993-1 partnership units were repurchased in 1997 or 1996. Based on the cash from operations of MPP 1993-1 in 1996, MGT's repurchase commitment amount in 1998 is limited to approximately $119,800.

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

      MM 1997-1 PREFERRED SHARES REPURCHASE COMMITMENT - Each year commencing January 1, 2001, MGT must offer to purchase, for an amount not to exceed $400,000 in the aggregate, MM 1997-1 preferred shares from interested shareholders. The purchase price of each MM 1997-1 preferred share shall equal one and one-half times the net cash from operations of MM 1997-1 for its previous fiscal year, as adjusted in the reasonable discretion of MGT for extraordinary and nonrecurring historical and expected items, divided by the total number of MM 1997-1 preferred shares outstanding. Each annual offer to purchase will be extended for a period of up to 60 days or until the maximum annual commitment amounts of $400,000 has been used to purchase MM 1997-1 preferred shares. The maximum annual commitment amount is non-cumulative.

      LICENSE AGREEMENT - In June 1996, Metretek amended certain payment provisions of its license agreement related to sales by Metretek of royalty-bearing products utilizing certain metering patents owned by the licensor. Under terms of the original license agreement, Metretek had a commitment to pay in cash a 5% royalty on sales of royalty-bearing products with a minimum annual royalty of $50,000 through the year 2003. Payments terms under the amended license agreement provide for 1) the issuance of restricted shares of the Company's common stock with a market value of $100,000 as determined based on the average of the last sale price of the Company's shares as reported on the Nasdaq National Market for ten consecutive trading days preceding the amendment date in payment of royalties due on November 6, 1996 and 1997; and 2) the issuance on November 6 annually through the year 2001 of restricted shares of the Company's common stock with a market value equal to the royalty amount due as determined based on the average of the last sale price of the Company shares as reported on the Nasdaq National Market for ten consecutive trading days preceding each November 6. In connection with the amended license agreement, 72,727 restricted shares of the Company's common stock were issued on June 27, 1996 and 50,155 restricted shares of the Company's common stock were issued on November 6, 1996. The license agreement was further amended in March 1998 to defer the issuance of the restricted shares of the Company's common stock initially due on November 6, 1997 to November 6, 2002. Royalty expense of $50,000 was recognized in both 1997 and 1996, and the 1998 prepaid royalties are included in prepaid expenses and other current assets at December 31, 1997.

6.    INCOME TAXES

      No tax provision has been recognized in the current period because of net operating losses incurred and a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 1997 and 1996.

      The components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are shown below:

                                                              1997             1996
Assets:
  Net operating loss carryforwards                       $ 7,361,000      $ 6,854,000
  Tax credit carryforwards                                   188,000          258,000
  Allowance for bad debts                                     41,000           47,000
  Warranty reserve and other accrued liabilities                               89,000
                                                         -----------      -----------
                                                           7,590,000        7,248,000
Liabilities:
  Excess of income tax depreciation and amortization
    over financial statement amounts                         414,000          584,000
  Other                                                       50,000           59,000
                                                         -----------      -----------
                                                             464,000          643,000

Net deferred tax asset                                     7,126,000        6,605,000
Valuation allowance                                       (7,126,000)      (6,605,000)
                                                         -----------      -----------
Total                                                    $         0      $         0
                                                         ===========      ===========

      At December 31, 1997, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $21,650,000 expiring in various amounts from 1998 to 2012. At December 31, 1997, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards aggregating approximately $188,000 expiring in various amounts from 1998 to 2008.

      As a result of its acquisition of Metretek in 1994, the Company acquired net operating loss carryforwards for tax purposes of $5,926,000 expiring between 1998 and 2002. As a result of the change in ownership, utilization of the carryforwards is limited to approximately $762,000 annually under
      Section 382 of the Internal Revenue Code.

      As a result of an acquisition in 1991, the Company acquired net operating loss carryforwards for tax purposes of approximately $979,000 ($363,000, net of limitation). Such carryforwards expire in years 1998 through 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. The valuation allowance provided includes $123,000 related to the net operating losses of the acquired Company. When the benefits related to the net operating loss carryforward that was not recognized at the acquisition date is recognized in a subsequent period, it will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense.

7.    CAPITAL STOCK

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

      In December 1997, the Company approved a non-qualified, compensatory Employee Stock Purchase Plan (the "1998 Plan"), which will allow eligible employees to purchase shares of the Company's common stock through payroll deductions in 1998. Terms and conditions of the 1998 Plan are substantially the same as the 1996 Plan. A total of 200,000 shares of common stock were registered for offer and issuance under the 1998 Plan.

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

      METRETEK STOCK OPTION PLANS - Metretek stock options (all of which have been assumed by the Company) were granted to certain key employees and Board of Director members of Metretek under incentive stock option plans adopted in various years. The incentive stock options granted are for terms not exceeding 10 years from the date granted and become exercisable on the date of grant. In May 1993, Metretek adopted the Metretek 1993 Long-Term Employee Stock Option Plan, (the "1993 Plan") which provided for the grant of non-statutory stock options to purchase up to 71,939 shares of common stock at an exercise price of $5.56 per share. No options were outstanding under the 1993 Plan at December 31, 1997 or 1996.

      Options to purchase shares of common stock are summarized as follows:

                       DIRECTORS STOCK               1991 STOCK
                         OPTION PLAN                 OPTION PLAN            METRETEK OPTIONS        OTHER OPTIONS
                      --------------------     ----------------------    ---------------------    ------------------------
                                  WEIGHTED                   WEIGHTED                 WEIGHTED                   WEIGHTED
                      NUMBER      AVERAGE       NUMBER       AVERAGE      NUMBER      AVERAGE      NUMBER         AVERAGE
                        OF        OPTION          OF         OPTION         OF         OPTION        OF           OPTION
                      SHARES       PRICE        SHARES        PRICE       SHARES       PRICE       SHARES         PRICE
Outstanding at
  January 1, 1996     230,000      $ 5.14        662,000      $ 3.47       72,638      $ 3.67       200,000      $ 3.71
Granted               300,000        1.58        902,500        1.53       54,587        1.59       180,000        1.59
Exercised
Forfeited            (230,000)       5.14       (711,750)       3.34      (75,717)       3.42      (200,000)       3.70
Expired                                                                   (14,891)       2.44
                      -------                  ---------                 --------                 ---------

Outstanding at
  December 31, 1996   300,000        1.58        852,750        1.52       36,617        1.59       180,000        1.59
Granted               120,000        0.91        410,000        0.90
Exercised                                        (80,000)       0.88
Forfeited                                       (141,750)       1.54
Expired                                                                   (21,582)       1.59       (40,000)       1.59
                      -------                  ---------                 --------                 ---------

Outstanding at
  December 31, 1997   420,000      $ 1.38      1,041,000      $ 1.32       15,035      $ 1.59       140,000      $ 1.59
                      =======                  =========                 ========                 =========

Exercisable at
  December 31:
1997                  420,000      $ 1.38        718,750      $ 1.44       15,035      $ 1.59       140,000      $ 1.59
                      =======                  =========                 ========                 =========

1996                  300,000      $ 1.58        672,750      $ 1.51       36,617      $ 1.59       180,000      $ 1.59
                      =======                  =========                 ========                 =========

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

      The weighted average grant date fair values of options granted during the years ended December 31, 1997 and 1996 were $0.34 and $0.66 per option, respectively. The range of exercise price for options outstanding as of December 31, 1997 was $0.78 to $1.59. The weighted average remaining contractual life of options outstanding at December 31, 1997 was approximately 7.1 years. The fair values of stock options were calculated using a variation of the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1997 and 1996: stock price volatility at 40% and 45%, respectively; risk-free rate of return of 5.5% and 6.5%, respectively; dividend rate of $0.00 per year; and an expected term of 4 years. If the fair value based method of accounting set forth in SFAS 123 had been applied, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                              1997               1996
Net loss - as reported                                    $  (1,524,137)     $  (1,541,417)
Net loss - pro forma                                      $  (1,565,137)     $  (2,472,417)
Loss per basic and diluted Common Share - as reported     $       (0.12)     $       (0.13)
Loss per basic and diluted Common Share - pro forma       $       (0.13)     $       (0.20)

      The fair value of stock options included in the pro forma amounts for the years ended December 31, 1997 and 1996 are not necessarily indicative of future effects on net earnings and income per share.

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

      METRETEK STOCK WARRANTS - Metretek stock warrants were issued by Metretek in prior periods in connection with issues of common stock and debentures. Stock warrants were also issued by Metretek to certain stockholders as remuneration for loans provided to Metretek and to a venture capital company as remuneration for services rendered in connection with a new issue of special preference stock. At December 31, 1997, stock warrants outstanding allow the holders to purchase a total of 146,480 shares of common stock at prices ranging from $11.12 to $22.24 per share. The Metretek stock warrants are exercisable over periods expiring at various dates from 1999 to 2004.

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

8.    SUBSEQUENT EVENTS

      On March 23, 1998, the Company and Metretek entered into an Asset Purchase Agreement ("Purchase Agreement") with Eagle Research Corporation ("Eagle"), a subsidiary of American Meter Company ("American Meter"), pursuant to which Metretek agreed to acquire substantially all of the assets and business of Eagle pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. Eagle is a West Virginia corporation incorporated in 1976 and an 80% owned subsidiary of American Meter, which is owned by Ruhrgas AG, a German natural gas merchant company. Eagle designs, manufactures and sells a diversified line of high technology process, control and telemetry systems to utility companies and contractors which support utility companies in the natural gas and petroleum industries. The assets to be acquired by Metretek include certain inventory, equipment, trademarks and technology of Eagle and American Meter used in the above-described business, but excludes accounts receivable, accounts payable and certain inventory, equipment, software and other assets attributable to that portion of Eagle's business not being acquired by Metretek. Pursuant to the Purchase Agreement, Metretek will not assume any of Eagle's ongoing debts, liabilities, and obligations, except for certain transitional employee costs and product warranty obligations. The assets and business of Eagle to be acquired by Metretek will be moved to and operated out of Metretek's existing facility in Melbourne, Florida. The consummation of the Purchase Agreement and the related agreements discussed herein, and the commencement of the obligations of the parties under such agreements, are subject to the closing of the Purchase Agreement which is subject to customary conditions precedent, and is expected to occur by the end of April 1998.

      In consideration for the purchase of the assets and business, the Company and Metretek will pay and deliver to Eagle at the closing $1,300,000 in cash, 1,758,242 shares of Common Stock of the Company valued at $2,000,000, and a $1,200,000 convertible promissory note. The purchase price is subject to downward adjustment based upon Metretek's actual sales of products in the business acquired from Eagle during the 18-month period commencing July 1, 1998. If Metretek's annualized sales of products in the business acquired are less than $4,500,000 during such period, then the purchase price will be decreased on a dollar-for-dollar basis to the extent of such sales deficit, but the purchase price shall not be reduced below $3,900,000 even if annualized sales are less than that amount. Any reduction in the purchase price will be effected by reducing the amount of the note. The purchase price is also subject to upward or downward adjustment based upon certain changes in Eagle's inventory between December 31, 1997 and the closing date, and any adjustment will be paid in cash within sixty (60) days after the parties have agreed to the amount of the adjustment.

      The note will be convertible into unregistered shares of Common Stock of the Company at the rate of $1.421875 of principal per share at any time after the closing; provided, however, that in no event shall the aggregate number of shares of Common Stock to be issued by the Company pursuant to the Purchase Agreement exceed 19.99% of the aggregate number of shares of Common Stock of the Company outstanding on the date preceding the closing date. The note will bear interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, due and payable four (4) years from the closing date, and may be prepaid at any time without penalty or premium.

      Pursuant to the Purchase Agreement, the Company has granted Eagle the one-time option to cause the shares of Common Stock to be issued to Eagle to be registered under the Securities Act of 1993, as amended, and applicable state securities laws, and has also granted Eagle certain piggy-back registration rights to include such shares in any registration statement filed by the Company, subject to customary underwriter cutbacks.

      American Meter and Eagle have also entered into a Non-Competition Agreement with the Company and Metretek, pursuant to which American Meter and Eagle have agreed not to compete with Metretek in the acquired business for five (5) years form the closing date, and all such parties have mutually agreed to confidentiality covenants.

      At the closing of the aforementioned transactions, Metretek will enter into a license agreement ("License Agreement") with American Meter and Eagle, providing for the license by American Meter and Eagle to Metretek of certain operating software, and the development, manufacture and sale by Metretek to American Meter and Eagle of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be imbedded with certain new rotary and turbine meters of American Meter. The License Agreement will also grant American Meter and its affiliates the right to sell Metretek products in the United States and Canada at certain agreed-upon prices.

      Upon the closing of the Purchase Agreement, Harry I. Skilton, President of American Meter, will become a member of the Board of Directors of the Company.



                                    * * * * *

                       MARCUM NATURAL GAS SERVICES, INC.
                                  FORM 10-KSBC

                                  EXHIBIT INDEX




            EXHIBIT NO.                      EXHIBIT
            -----------                      -------
               2.5         PURCHASE AGREEMENT, DATED DECEMBER 3, 1997, BY AND
                           BETWEEN MARCUM GAS TRANSMISSION INC. AND ODESSA
                           EXPLORATION INCORPORATED.

               2.6         ASSET PURCHASE AGREEMENT, DATED AS OF MARCH 23, 1998,
                           BY AND AMONG EAGLE RESEARCH CORPORATION, AMERICAN
                           METER COMPANY, METRETEK, INCORPORATED AND MARCUM
                           NATURAL GAS SERVICES, INC.

               21.1        SUBSIDIARIES

               23.1        CONSENT OF DELOITTE & TOUCHE LLP

               27.1        FINANCIAL DATA SCHEDULE