Form 10QSB
period 1998-03-31
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1998-05-13
CIK 882154

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                    --------------  --------------

                         Commission File Number 0-19793

                        MARCUM NATURAL GAS SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                    84-1169358
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

     1675 Broadway, Suite 2150
          Denver, Colorado                                    80202
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

                                 Yes [X] No [ ]

         As of May 4, 1998 there were 14,170,979 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]


================================================================================

                        MARCUM NATURAL GAS SERVICES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997                            3

         Unaudited Consolidated Statements of Operations -
                  For the Three Months Ended March 31, 1998 and
                  March 31, 1997                                                  5

         Unaudited Consolidated Statements of Cash Flows -
                  For the Three Months Ended March 31, 1998 and
                  March 31, 1997                                                  6

         Notes to Unaudited Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            11


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                               18

Item 6.  Exhibits and Reports on Form 8-K                                        19

Signatures                                                                       20

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1998            1997
                                                                      -----------     -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                        $ 2,448,595     $ 1,938,554
     Trade receivables, less allowance for doubtful accounts
         of $119,376 and $121,278, respectively                         2,946,131       3,466,282
     Other receivables                                                    345,063         276,322
     Inventory                                                          2,824,175       2,748,626
     Net assets of discontinued operations                                180,169         204,067
     Prepaid expenses and other current assets                            244,675         291,004
                                                                      -----------     -----------

         Total current assets                                           8,988,808       8,924,855
                                                                      -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Equipment                                                          2,433,026       2,413,850
     Vehicles                                                              44,942          56,793
     Furniture and fixtures                                               453,798         452,389
     Land, building and improvements                                      404,866         399,491
                                                                      -----------     -----------
         Total                                                          3,336,632       3,322,523
     Less accumulated depreciation                                      2,115,875       2,047,837
                                                                      -----------     -----------

         Property, plant and equipment, net                             1,220,757       1,274,686
                                                                      -----------     -----------

OTHER ASSETS:
     Customer lists (net of accumulated amortization
       of $2,176,760 and $2,065,449, respectively)                      6,716,127       6,827,438
     Goodwill and other intangibles (net of accumulated
       amortization of $521,201 and $478,348, respectively)               811,776         854,629
     Investments in unconsolidated affiliates                             372,193         435,177
     Other assets                                                         391,687         362,679
                                                                      -----------     -----------

         Total other assets                                             8,291,783       8,479,923
                                                                      -----------     -----------

TOTAL                                                                 $18,501,348     $18,679,464
                                                                      ===========     ===========


See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           MARCH 31,        DECEMBER 31,
                                                                                              1998              1997
                                                                                          ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                     $    632,366      $    615,778
     Accrued and other liabilities                                                           1,413,610         1,826,434
     Current maturities of notes payable                                                                         182,878
     Current maturities of long-term debt
         and capital lease obligations                                                          12,969            14,791
                                                                                          ------------      ------------

         Total current liabilities                                                           2,058,945         2,639,881
                                                                                          ------------      ------------

LONG-TERM NOTE PAYABLE                                                                         478,778           177,778
                                                                                          ------------      ------------

CAPITAL LEASE OBLIGATIONS                                                                       11,507            12,443
                                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Redeemable preferred stock - Series A, $.01 par value; authorized,
         1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series B, $.01 par value; authorized,
         1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series C, $.01 par value; authorized, 500,000 shares; none issued and outstanding
     Common stock, $.01 par value; authorized, 25,000,000 shares;
         issued and outstanding, 12,391,819 and 12,311,288
         shares, respectively                                                                  123,918           123,113
     Additional paid-in capital                                                             36,998,406        36,913,648
     Foreign currency translation adjustment                                                     6,657             6,657
     Accumulated deficit                                                                   (21,176,863)      (21,194,056)
                                                                                          ------------      ------------

         Total stockholders' equity                                                         15,952,118        15,849,362
                                                                                          ------------      ------------




TOTAL                                                                                     $ 18,501,348      $ 18,679,464
                                                                                          ============      ============


See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------      -----------
REVENUES:
     Natural gas measurement sales and services             $ 4,449,796      $ 4,260,024
     Other                                                      218,809           99,396
                                                            -----------      -----------

         Total revenues                                       4,668,605        4,359,420
                                                            -----------      -----------

COSTS AND EXPENSES:
     Cost of measurement sales and services                   2,895,471        2,678,815
     General and administrative                                 985,638        1,022,903
     Selling, marketing and service                             307,759          357,364
     Depreciation and amortization                              237,292          234,513
     Research and development                                   213,543          217,012
     Interest and other                                          11,709           36,099
                                                            -----------      -----------

         Total costs and expenses                             4,651,412        4,546,706
                                                            -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE TAXES                                                   17,193         (187,286)

INCOME TAX PROVISION
                                                            -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         17,193         (187,286)
                                                            -----------      -----------
DISCONTINUED OPERATIONS:
     Loss from operations                                                       (278,769)
     Loss from disposal                                                       (1,300,000)
                                                            -----------      -----------
LOSS FROM DISCONTINUED OPERATIONS                                             (1,578,769)
                                                            -----------      -----------
NET INCOME (LOSS)                                           $    17,193      $(1,766,055)
                                                            ===========      ===========

INCOME (LOSS) PER BASIC COMMON SHARE:
     Continuing operations                                  $      0.00      $     (0.01)
     Discontinued operations                                       0.00            (0.13)
                                                            -----------      -----------

NET INCOME (LOSS) PER BASIC COMMON SHARE                    $      0.00      $     (0.14)
                                                            ===========      ===========

INCOME (LOSS) PER COMMON SHARE - ASSUMING DILUTION:
     Continuing operations                                  $      0.00      $     (0.01)
     Discontinued Operations                                       0.00            (0.13)
                                                            -----------      -----------

NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION             $      0.00      $     (0.14)
                                                            ===========      ===========



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ----------------------------
                                                                           1998             1997
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $    17,193      $(1,766,055)
     Adjustments to reconcile net income (loss) to net cash
       provided by continuing operations:
         Loss from discontinued operations                                                   278,769
         Loss from disposal of discontinued operations                                     1,300,000
         Depreciation and amortization                                      237,292          234,513
         Stock compensation expense                                          42,782
         (Gain) loss on disposal of assets                                     (682)           3,583
         Equity in income of unconsolidated affiliates                       (4,356)         (17,604)
     Changes in other assets and liabilities:
          Trade receivables                                                 520,151          345,884
          Inventory                                                         (75,549)        (186,524)
          Other current assets                                              (22,412)         131,989
          Other noncurrent assets                                           (30,028)          11,798
          Accounts payable                                                   16,588          204,241
          Accrued and other liabilities                                    (412,824)        (333,852)
                                                                        -----------      -----------
     Net cash provided by continuing operations                             288,155          206,742
     Net cash provided (used) by discontinued operations                     23,898         (106,312)
                                                                        -----------      -----------
     Net cash provided by operating activities                              312,053          100,430
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                             (29,744)         (31,259)
     Proceeds from sale of property, plant and equipment                      2,246            3,819
     Distributions from unconsolidated affiliates                            67,340           31,027
                                                                        -----------      -----------
     Net cash provided by investing activities                               39,842            3,587
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable to bank                                      (80,178)        (270,267)
     Borrowings on notes payable to bank                                    198,300
     Issuance of common stock                                                42,782           66,500
     Payments on long-term debt and capital lease obligations                (2,758)          (2,081)
                                                                        -----------      -----------
     Net cash provided (used) by financing activities                       158,146         (205,848)
                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                       510,041         (101,831)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,938,554          889,543
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 2,448,595      $   787,712
                                                                        ===========      ===========


See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   As of March 31, 1998 and December 31, 1997
          and For the Three Month Periods Ended March 31, 1998 and 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements include the accounts of Marcum Natural Gas Services, Inc. and its wholly owned subsidiaries and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the consolidated financial position of the Company and its subsidiaries as of March 31, 1998 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 1998 and 1997.

2.    ACQUISITION

       Pursuant to an asset purchase agreement entered into on March 23, 1998, the Company, through its wholly owned subsidiary, Metretek, Incorporated ("Metretek"), purchased, on May 4, 1998, substantially all of the assets and business of Eagle Research Corporation ("Eagle"), a subsidiary of American Meter Company ("American Meter"), which is ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of Eagle and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of Eagle. The assets and business operations acquired are being relocated to Metretek's existing facility in Melbourne, Florida.

       The purchase price included $1,300,000 cash, a $1,200,000 convertible subordinated promissory note, and 1,758,242 shares of Common Stock of the Company valued at $2,032,967. The purchase price is subject to downward adjustment based upon Metretek's actual sales of products in the business acquired from Eagle during the 18-month period commencing July 1, 1998. If Metretek's annualized sales of products in the business acquired are less than $4,500,000 during such period, then the purchase price will be decreased on a dollar-for-dollar basis to the extent of such sales deficit, but the purchase price shall not be reduced below $3,900,000 even if annualized sales are less than that amount. Any reduction in the purchase price will be effected by reducing the amount of the note. The purchase price is also subject to upward or downward adjustment based upon certain changes in Eagle's inventory between December 31, 1997 and May 4, 1998, and any adjustment will be paid in cash.

       A maximum amount of $1,028,107 of the principal balance of the note may be converted, in the discretion of Eagle, into up to 723,064 shares of Common Stock of the Company at the rate of approximately $1.42 per share. The note bears interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, it is due and payable May 4, 2002, and may be prepaid at any time without penalty or premium.

       In connection with the transaction, the Company granted Eagle the one-time option to cause the shares of Common Stock issued to Eagle at the closing and upon the conversion of the note to be registered under the Securities Act of 1993, as amended, and applicable state securities laws, and has also granted Eagle certain piggy-back registration rights to include such shares in any registration statement filed by the Company, subject to customary underwriter cutbacks.

       American Meter and Eagle also entered into a Non-Competition Agreement with the Company and Metretek, pursuant to which American Meter and Eagle have agreed not to compete with Metretek in the acquired business for five years from the closing date, and all such parties have mutually agreed to confidentiality covenants.

       Metretek also entered into a license agreement ("License Agreement") with American Meter and Eagle, providing for the license by American Meter and Eagle to Metretek of certain operating software, and the development, manufacture and sale by Metretek to American Meter and Eagle of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be imbedded with certain new rotary and turbine meters of American Meter. The License Agreement also grants American Meter and its affiliates the right to sell Metretek products in the United States and Canada at certain agreed-upon prices.

       Concurrent with the acquisition, Harry I. Skilton, President, Chief Executive Officer and a director of American Meter and Vice President of Eagle, became a member of the Board of Directors of the Company.

       The acquisition has been accounted for as a purchase, and therefore the results of operations of the Eagle business acquired will be combined with those of the Company effective from the date of acquisition. The allocation of the purchase price among inventory, equipment, goodwill and other intangibles has not yet been determined.

3.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

       The Company, through its wholly owned subsidiary Marcum Gas Transmission, Inc. ("MGT"), owns a 4% limited partnership interest in Marcum-Patrick Pipeline Program 1993-1, L.P. ("MPP 1993-1"), of which MGT is a co-managing general partner. On March 30, 1998, MPP 1993-1 sold substantially all of its assets to Franks

Petroleum Inc. for $1,650,000. Upon completion of the sale, MGT received $32,000 which it had advanced to MPP 1993-1, $115,941 of unpaid administrative and management fees, and a $54,000 distribution from the partial liquidation of MPP 1993-1.

4.    DEBT

       On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow Companies, Inc. ("SFC") and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to SFC and Metretek, subject to limitations described below. Terms of the Loan Agreement provide for daily advances to SFC and Metretek in the form of Loans to fund capital requirements, daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable, monthly interest payments computed at prime plus 1% on outstanding balances of the Loans, and a maturity of March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, SFC, and Metretek, including equipment, inventory, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income, a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance of securities (with certain exceptions) without the Lender's consent. Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of SFC and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of SFC and Metretek.

       As of the date of the loan closing, SFC and Metretek had a combined $2,321,220 Loan availability under the Loan Agreement. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans and lines of credit with two commercial bank lenders in the aggregate amount of $468,993, including accrued interest.

5.    STOCK PLANS

       In January 1998, the Company approved a non-qualified, compensatory Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"), which allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 100% of the lower of the beginning or ending fair market value of each one-month offering period and are matched by the Company on a share-for-share basis. Purchases are limited to 15% of an employee's eligible compensation. A total of 200,000 shares of common stock are registered for offer and issuance under the 1998 Stock Purchase Plan, of which 80,531 shares were issued during the three months ended March 31, 1998. Stock compensation expense in the amount of $42,782 was recognized during the three months ended March 31, 1998 representing the market value of the shares matched by the Company under the 1998 Stock Purchase Plan.

       In March 1998, the Board of Directors of the Company adopted the Marcum Natural Gas Services, Inc. 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan"), subject to approval by the Company's stockholders at the Annual Meeting of Stockholders which will be held June 12, 1998. The 1998 Stock Incentive Plan authorizes the Board of Directors to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for up to 1,000,000 shares of the Company's common stock. The 1998 Stock Incentive Plan, if adopted by the Company's stockholders, will become effective as of June 12, 1998 and will replace the Company's existing 1991 Stock Option Plan and the Company's Directors' Stock Option Plan, and no further awards will be made under such existing plans, although options outstanding under the Company's existing plans will not be affected by the adoption of the 1998 Stock Incentive Plan.

6.    INCOME (LOSS) PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted during the year ended December 31, 1997. Income (loss) per basic common share is based upon the weighted average shares of common stock outstanding during the respective period. For each of the three months ended March 31, 1998 and 1997, the Company's net income (loss) from continuing operations, loss from discontinued operations and net income (loss), for purposes of computing the basic and diluted per share amounts, are identical. The following is a reconciliation of the weighted average shares outstanding to the weighted average shares outstanding assuming dilution:

                                                                              March 31,
                                                                      -------------------------
                                                                         1998           1997
                                                                      ----------     ----------
Weighted average common shares                                        12,331,833     12,288,316
Incremental shares from assumed exercise of stock options                 48,833          2,876
                                                                      ----------     ----------
Weighted average common shares assuming dilution                      12,380,666     12,291,192
                                                                      ==========     ==========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

       The following discussion of the results of operations for the Company for the three month periods ended March 31, 1998 and 1997 and of the consolidated financial condition of the Company as of March 31, 1998 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

       The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.

                                                              Three Months Ended
                                                                   March 31,
                                                              1998         1997
                                                        (dollar amounts in thousands)
REVENUES:
       Southern Flow                                        $ 2,737      $ 2,722
       Metretek                                               1,713        1,538
       Other                                                    219           99
                                                            -------      -------
       Total                                                $ 4,669      $ 4,359
                                                            =======      =======
GROSS PROFIT:
       Southern Flow                                        $   654      $   631
       Metretek                                                 900          950
                                                            -------      -------
       Total                                                $ 1,554      $ 1,581
                                                            =======      =======
NET INCOME (LOSS):
       Southern Flow                                        $   213      $   162
       Metretek                                                   2            0
       Other                                                   (198)        (349)
                                                            -------      -------
       Income (loss) from continuing operations                  17         (187)
       Loss from discontinued operations                                  (1,579)
                                                            -------      -------
       Total                                                $    17      $(1,766)
                                                            =======      =======

       On June 27, 1997, the Company sold its natural gas refueling equipment segment and substantially all of the operating assets related thereto. The financial statements account for this segment as discontinued operations. The following discussion relates only to the Company's continuing operations.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Revenues. The Company's consolidated revenues for the three months ended March 31, 1998 increased $309,185, or 7%, compared to the same period in 1997, due to an increase in revenues by each of the Company's two subsidiaries engaged in natural gas measurement sales and services and an increase in the Company's other revenues. Metretek's revenues for the three months ended March 31, 1998 increased $174,213, or 11%, compared to the same period in 1997, consisting of an increase in international sales of $258,162, offset in part by a decrease in domestic sales of $83,949. The increase in Metretek's international revenues in 1998 was due primarily to improved sales by Metretek, Europe, its European distribution subsidiary, as well as an increase in sales to Metretek's Canadian customers. The decrease in Metretek's domestic revenues in 1998 was the net result of two key factors: (i) a decrease in sales of automated energy consumption monitoring and recording systems, Metretek's core business, due to overall decreased domestic market demand; and (ii) improved circuit board assembly sales by its wholly owned subsidiary, Sigma VI, due to an expansion of Sigma VI's business. Southern Flow's revenues increased $15,559, or less than 1%, for the three months ended March 31, 1998, compared to the same period in 1997, as a result of its customers engaging in increased natural gas exploration and production activities. Other Company revenues increased $119,413, or 120%, for the three months ended March 31, 1998, compared to the same period in 1997, due principally to the net effect of three factors: (i) an increase in MGT fees earned from the management of its unconsolidated affiliates; (ii) reduced MGT equity income from its unconsolidated affiliates; and (iii) increased interest income.

         Costs and Expenses. Cost of sales and services for the three months ended March 31, 1998 increased $216,656, or 8%, compared to the same period in 1997. Metretek's cost of sales and services for the three months ended March 31, 1998 increased $223,886, or 38%, compared to the same period in 1997 and was due primarily to increased sales activity in 1998 and a higher cost of sales factor associated with sales of Sigma VI. Costs of circuit board assembly sales as a percentage of sales is higher than the costs of sales of Metretek's automated energy consumption monitoring and recording systems. As a result of increased circuit board assembly sales as a percentage of its total sales, Metretek's gross profit margin after costs of sales and services for the three months ended March 31, 1998, decreased from 61.8% to 52.6% compared to the same period in 1997. Southern Flow's cost of sales and services for the three months ended March 31, 1998 decreased $7,230, or less than 1%, compared to the same period in 1997. Southern Flow's gross profit margin after costs of sales and services for the three months ended March 31, 1998 increased slightly from 23.2% to 23.9% compared to the same period in 1997.

         General and administrative expenses for the three months ended March 31, 1998 decreased $37,265, or 4%, compared to the same period in 1997, due principally to the net effect of the following factors: (i) a decrease in expenses of MGT of approximately $128,000 related to costs that were incurred in 1997 associated with the organization of a business trust for which there were no comparable costs in 1998; (ii) a decrease in expenses of Southern Flow of approximately $24,000 attributable to reduced state and franchise taxes in 1998 compared to 1997; (iii) increases in general and corporate expenses of approximately $81,000 due to increased personnel costs and compensation costs associated with the Company's 1998 Employee Stock Purchase Plan for which there were no comparable costs in 1997; and (iv) an increase in expenses of Metretek of approximately $34,000.

         Selling, marketing and service expenses for the three months ended March 31, 1998 decreased $49,605, or 14%, compared to the same period in 1997, all of which related to activities at Metretek. The decrease in these expenses was due principally to the net effects of the following: (i) decreases of approximately $8,000 incurred at its wholly owned subsidiaries, Metretek Europe and Sigma VI; and (ii) a decrease of approximately $42,000 at Metretek due to a reduction in advertising and promotional expenses.

         Depreciation and amortization expenses for the three months ended March 31, 1998 increased $2,779, or 1%, compared to the same period in 1997. This increase was due to increased depreciation at Southern Flow.

         Research and development expenses for the three months ended March 31, 1998 decreased $3,469, or 2%, compared to the same period in 1997, due to reduced product development costs at Metretek.

         Interest and other expenses for the three months ended March 31, 1998 decreased $24,390, or 68%, compared to the same period in 1997. These expenses decreased because Metretek reduced its borrowings under its credit facilities in 1998 compared to 1997.

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

FINANCIAL CONDITION AND LIQUIDITY

         The Company requires capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses, (iii) capital expenditures for property and equipment and software development, (iv) the Eagle Research Corporation asset acquisition discussed elsewhere herein, and
(iv) the funding of possible future acquisitions.

         Net cash provided by operating activities was approximately $312,000 for the three months ended March 31, 1998, which resulted primarily from approximately $292,000 of cash provided by continuing operations, before changes in assets and liabilities. Approximately $4,000 in cash used to fund changes in working capital and other asset and liability accounts was more than offset by approximately $24,000 of cash provided by discontinued operations.

         The Company, through its wholly owned subsidiary, MGT, owns a 4% limited partnership interest in Marcum Patrick Pipeline Program 1993-1, L.P. ("MPP 1993-1"), of which MGT is a co-managing general partner. On March 30, 1998, MPP 1993-1 sold substantially all of its assets to Franks Petroleum Inc. for $1,650,000. Upon completion of the sale, MGT received $32,000 which it had advanced to MPP 1993-1, $115,941 of unpaid administrative and management fees, and a $54,000 distribution from the partial liquidation of MPP 1993-1.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1998 will be approximately $1,250,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $213,543 were incurred in the three month period ended March 31, 1998.

         The Company anticipates capital expenditures in 1998 of approximately $425,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the three month period ended March 31, 1998 totaled $29,744.

         On May 4, 1998, the Company, through its wholly owned subsidiary, Metretek, purchased substantially all of the assets and business of Eagle Research Corporation ("Eagle"), a subsidiary of American Meter Company ("American Meter"), which is ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of Eagle and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of Eagle. The assets and business operations acquired are being relocated to Metretek's existing facility in Melbourne, Florida.

         The purchase price included $1,300,000 cash, a $1,200,000 convertible subordinated promissory note, and 1,758,242 shares of Common Stock of the Company valued at $2,032,967. The purchase price is subject to downward adjustment based upon Metretek's actual sales of products in the business acquired from Eagle during the 18-month period commencing July 1, 1998. If Metretek's annualized sales of products in the business acquired are less than $4,500,000 during such period, then the purchase price will be decreased on a dollar-for-dollar basis to the extent of such sales deficit, but the purchase price shall not be reduced below $3,900,000 even if annualized sales are less than that amount. Any reduction in the purchase price will be effected by reducing the amount of the note. The purchase price is also subject to upward or downward adjustment based upon certain changes in Eagle's inventory between December 31, 1997 and May 4, 1998, and any adjustment will be paid in cash.

         A maximum amount of $1,028,107 of the principal balance of the note may be converted, in the discretion of Eagle, into up to 723,064 shares of Common Stock of the Company at the rate of approximately $1.42 per share. The note bears interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, it is due and payable May 4, 2002, and may be prepaid at any time without penalty or premium.

         On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to Southern Flow and Metretek, subject to limitations described below. Terms of the Loan Agreement provide for daily advances to Southern Flow and Metretek in the form of Loans to fund capital requirements, daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable, monthly interest payments computed at prime plus 1% on outstanding balances of the Loans, and a maturity of March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, Southern Flow, and Metretek, including equipment, inventory, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income, a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance of securities (with certain exceptions) without the Lender's consent. Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek.

         As of the date of the loan closing, Southern Flow and Metretek had a combined $2,321,220 Loan availability under the Loan Agreement. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans and lines of credit with two commercial bank lenders in the aggregate amount of $468,993, including accrued interest.

         Based on the Company's current plans and assumptions, management believes that its capital resources, including its cash on hand, available borrowings and expected cash flow from continuing operations, and additional proceeds from the disposition of the remaining net assets of its discontinued operations, will be sufficient to fund its currently anticipated working capital needs, capital commitments and debt service requirements for at least the next twelve months. Depending upon the Company's financial condition, including its liquidity needs and business activity, the conditions in the capital and other financial markets, as well as other factors, the Company may from time to time seek additional funds from the proceeds of debt financing, the sale of equity or assets or other financing methods. However, there can be no assurance that the Company will be able to obtain any such additional funds when needed or on terms that will be favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The Company adopted the provisions of SFAS No. 130 effective January 1, 1998. The adoption of SFAS 130 did not have a material impact on the Company's disclosures.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for periods beginning after December 15, 1997. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company adopted the provisions of SFAS No. 131 effective January 1, 1998. The adoption of SFAS 131 did not have a material impact on the Company's disclosures.

FORWARD-LOOKING STATEMENTS

         Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in other parts of this report on Form 10-QSB that look forward in time, which include everything other than historical information, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, changes in the energy industry in general and the natural gas industry in particular; the capital resources, technological requirements and internal business plans of the natural gas utilities industry; technological changes in the natural gas industry; the timely development and market acceptance of new product designs and technologies; general economic conditions; the the Company's ability to successfully integrate and utilize the product lines and business acquired from American Meter, and the timing, amount and value of future sales of those product lines and business; the impact and timing of the deregulation of the various energy markets; the effect of weather patterns on utility purchasing requirements; reliance on strategic alliances; the amount of additional proceeds from the disposition of the remaining net assets, and the gross margin payments on the disposed portion, of the natural gas refueling equipment segment; the receipt and timing of future customer orders; changes in competitive factors affecting the Company's operations; unanticipated impacts of restructuring initiatives in natural gas utilities; occurrences of events affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments; the ability to successfully identify and finance natural gas opportunities; the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; as well as other risks and uncertainties that are discussed in this report or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission. The Company assumes no responsibility to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II.
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On March 23, 1998, in connection with the Asset Purchase Agreement ("Purchase Agreement"), dated March 23, 1998, among American Meter Company ("American Meter'), Eagle Research Corporation, the Company and Metretek, Incorporated, the Company executed Amendment No. 1 (the "Amendment") to the Rights Agreement ("Rights Agreement"), dated as of December 2, 1991, by and between the Registrant and American Securities Transfer & Trust, Inc. (formerly named American Securities Transfer, Inc.), as rights agent. The Rights Agreement, as amended, sets forth the rights, terms and conditions of the Preferred Share Purchase Rights (the "Rights"). Until certain events specified in the Rights Agreement, as amended, occur, one Right is attached to each share of Common Stock. The Amendment amends Section 1(a), 3(a) and 11 of the Rights Agreement to (a) prevent American Meter and its affiliates from becoming an "Acquiring Person" (as such term is defined and used in the Rights Agreement), (b) prevent a "Distribution Date" (as such term is defined and used in the Rights Agreement) from occurring, and (c) prevent an adjustment of the Purchase Price, number and kind of shares, and the number of "Rights" (as such term is defined in the Rights Agreement), as a result of: (i) the execution of the Purchase Agreement (or any amendment thereto in accordance with the terms thereof), or the consummation of the transactions contemplated thereby, or the announcement or commencement thereof, or (ii) the beneficial ownership by American Meter and its affiliates of up to, but not in excess of, 25% of the Common Shares then outstanding pursuant to the Purchase Agreement or otherwise. The Amendment also amends Section 13 of the Rights Agreement to exempt the execution of the Purchase Agreement (or any amendment thereto in accordance with the terms thereof), the consummation of the transactions contemplated thereby, or the announcement or commencement thereof, from the triggering provisions of
         Section 13. The Amendment also provides for certain conforming technical amendments in Sections 1, 3(c) and 27 of the Rights Agreement.

     (b) Not applicable

     (c) On March 13, 1998, the Company issued a warrant to purchase 200,000 shares of the Company's Common Stock to National Securities Corporation, for final advisory services, pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering based on the facts that the Company reasonably believed that the warrant holder had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the transaction, the warrant holder represented an intention to acquire the securities for investment only and not with a view to the distribution thereof, no commissions were paid, and an appropriate legend restricting transfer is affixed to the warrant certificate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 Loan and Security Agreement, by and between National Bank of Canada, Marcum Natural Gas Services, Inc., Metretek, Incorporated and Southern Flow Companies, Inc., dated April 14, 1998.

         10.2 Warrant for the purchase of 200,000 shares of Common Stock, $.01 par value per share, dated March 13, 1998, issued by Marcum Natural Gas Services, Inc. to National Securities Corporation.

         27.1   Financial Data Schedule

     (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 12, 1998 (Items 2 and 7), reporting the acquisition of substantially all of the assets and business of Eagle Research Corporation, a wholly owned subsidiary of American Meter Company.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARCUM NATURAL GAS SERVICES, INC.



Date:  May 13, 1998                By:   /s/ W. Phillip Marcum
      -------------                   ---------------------------------------
                                       W. Phillip Marcum
                                       President and Chief Executive Officer




Date:  May 13, 1998                By:   /s/ A. Bradley Gabbard
      -------------                   ---------------------------------------
                                       A. Bradley Gabbard
                                       Executive Vice President
                                       and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number
-------
10.1     Loan and Security Agreement, by and between National Bank of Canada,
         Marcum Natural Gas Services, Inc., Metretek, Incorporated and Southern
         Flow Companies, Inc., dated April 14, 1998.

10.2 Warrant for the purchase of 200,000 shares of Common Stock, $.01 par value per share, dated March 13, 1998, issued by Marcum Natural Gas
         Services, Inc. to National Securities Corporation.

27.1     Financial Data Schedule