Form 10QSB
period 1998-06-30
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1998-08-13
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to
                                              ------------    ------------

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

                            Yes  X           No
                                ---             ---

         As of July 31, 1998, there were 3,564,626 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                            Yes              No  X
                                ---             ---

================================================================================

                        MARCUM NATURAL GAS SERVICES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Unaudited Consolidated Balance Sheets -
                           June 30, 1998 and December 31, 1997                3

                  Unaudited Consolidated Statements of Operations -
                           For the Three Months Ended June 30, 1998 and
                                    June 30, 1997
                           For the Six Months Ended June 30, 1998 and
                                    June 30, 1997                             5

                  Unaudited Consolidated Statements of Cash Flows -
                           For the Six Months Ended June 30, 1998 and
                                    June 30, 1997                             6

                  Notes to Unaudited Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits and Reports on Form 8-K                                    22

Signatures                                                                   23

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
                                                                      JUNE 30,         DECEMBER 31,
                                                                        1998               1997
                                                                    -----------        ------------
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                      $   725,364        $ 1,938,554
     Trade receivables, less allowance for doubtful accounts
         of $119,354 and $121,278, respectively                       3,219,477          3,466,282
     Other receivables                                                  290,419            276,322
     Inventory                                                        4,583,668          2,748,626
     Net assets of discontinued operations                              160,001            204,067
     Prepaid expenses and other current assets                          340,096            291,004
                                                                    -----------        -----------

         Total current assets                                         9,319,025          8,924,855
                                                                    -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Equipment                                                        2,730,948          2,413,850
     Vehicles                                                            23,985             56,793
     Furniture and fixtures                                             453,798            452,389
     Land, building and improvements                                    414,395            399,491
                                                                    -----------        -----------
         Total                                                        3,623,126          3,322,523
     Less accumulated depreciation                                    2,138,583          2,047,837
                                                                    -----------        -----------

         Property, plant and equipment, net                           1,484,543          1,274,686
                                                                    -----------        -----------

OTHER ASSETS:
     Customer list (net of accumulated amortization
       of $2,288,071 and $2,065,449, respectively)                    6,604,816          6,827,438
     Goodwill and other intangibles (net of accumulated
       amortization of $564,055 and $478,348, respectively)           3,287,309            854,629
     Investments in unconsolidated affiliates                           351,325            435,177
     Other assets                                                       219,104            362,679
                                                                    -----------        -----------

         Total other assets                                          10,462,554          8,479,923
                                                                    -----------        -----------

TOTAL                                                               $21,266,122        $18,679,464
                                                                    ===========        ===========

See notes to unaudited consolidated financial statements.

                             MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)
                                                                            JUNE 30,           DECEMBER 31,
                                                                              1998                 1997
                                                                          ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                     $    702,228         $    615,778
     Accrued and other liabilities                                           1,424,068            1,826,434
     Current maturities of notes payable                                                            182,878
     Current maturities of long-term debt and
         capital lease obligations                                              11,137               14,791
                                                                          ------------         ------------
         Total current liabilities                                           2,137,433            2,639,881
                                                                          ------------         ------------

LONG-TERM NOTE PAYABLE                                                       1,481,773              177,778
                                                                          ------------         ------------

CAPITAL LEASE OBLIGATIONS                                                       10,544               12,443
                                                                          ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Redeemable preferred stock - Series A, $.01 par value;
         authorized, 1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series B, $.01 par value;
         authorized, 1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series C, $.01 par value;
         authorized, 500,000 shares; none issued and outstanding
     Common stock, $.01 par value; authorized, 25,000,000 shares;
         issued and outstanding, 3,555,632 and 3,077,822 shares,
         respectively                                                           35,556               30,778
     Additional paid-in capital                                             39,156,533           37,005,983
     Foreign currency translation adjustment                                     6,657                6,657
     Accumulated deficit                                                   (21,562,374)         (21,194,056)
                                                                          ------------         ------------

         Total stockholders' equity                                         17,636,372           15,849,362
                                                                          ------------         ------------

TOTAL                                                                     $ 21,266,122         $ 18,679,464
                                                                          ============         ============

See notes to unaudited consolidated financial statements.

                                     MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       -----------------------------         ------------------------------
                                                        JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                          1998               1997               1998               1997
                                                       ----------         ----------         ----------         -----------
REVENUES:
     Natural gas measurement sales and services        $4,245,350         $5,435,643         $8,695,146         $ 9,695,667
     Other                                                 68,222             83,195            287,031             182,591
                                                       ----------         ----------         ----------         -----------
         Total revenues                                 4,313,572          5,518,838          8,982,177           9,878,258
                                                       ----------         ----------         ----------         -----------

COSTS AND EXPENSES:
     Cost of measurement sales and services             2,743,626          3,361,421          5,639,097           6,040,236
     General and administrative                         1,030,972            937,555          2,016,610           1,960,458
     Selling, marketing and service                       356,470            420,122            664,229             777,486
     Depreciation and amortization                        239,769            232,717            477,061             467,230
     Research and development                             237,821            287,670            451,364             504,682
     Interest and other                                    90,425             18,878            102,134              54,977
                                                       ----------         ----------         ----------         -----------
         Total costs and expenses                       4,699,083          5,258,363          9,350,495           9,805,069
                                                       ----------         ----------         ----------         -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE TAXES                                (385,511)           260,475           (368,318)             73,189

INCOME TAX PROVISION
                                                       ----------         ----------         ----------         -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                             (385,511)           260,475           (368,318)             73,189
                                                       ----------         ----------         ----------         -----------
DISCONTINUED OPERATIONS:
     Loss from operations                                                                                          (278,769)
     Loss from disposal                                                     (430,578)                            (1,730,578)
                                                       ----------         ----------         ----------         -----------
LOSS FROM DISCONTINUED OPERATIONS                                           (430,578)                            (2,009,347)
                                                       ----------         ----------         ----------         -----------
NET LOSS                                               $ (385,511)        $ (170,103)        $ (368,318)        $(1,936,158)
                                                       ==========         ==========         ==========         ===========

INCOME (LOSS) PER BASIC COMMON
  SHARE:
     Continuing operations                             $    (0.11)        $     0.08         $    (0.11)        $      0.02
     Discontinued operations                                 0.00              (0.14)              0.00               (0.65)
                                                       ----------         ----------         ----------         -----------
NET LOSS PER BASIC
     COMMON SHARE                                      $    (0.11)        $    (0.06)        $    (0.11)        $     (0.63)
                                                       ==========         ==========         ==========         ===========

INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION:
     Continuing operations                             $    (0.11)        $     0.08         $    (0.11)        $      0.02
     Discontinued operations                                 0.00              (0.14)              0.00               (0.65)
                                                       ----------         ----------         ----------         -----------
NET LOSS PER SHARE -
  ASSUMING DILUTION                                    $    (0.11)        $    (0.06)        $    (0.11)        $     (0.63)
                                                       ==========         ==========         ==========         ===========

See notes to unaudited consolidated financial statements.

                                  MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    --------------------------------
                                                                                       1998                 1997
                                                                                    -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $  (368,318)        $(1,936,158)
     Adjustments to reconcile net loss to net cash provided
       (used) by continuing operations:
         Loss from discontinued operations                                                                  278,769
         Loss from disposal of discontinued operations                                                    1,730,578
         Depreciation and amortization                                                  477,061             467,230
         Stock compensation expense                                                      77,664
         (Gain) loss on disposal of assets                                               (3,712)              3,780
         Equity in loss (income) of unconsolidated affiliates                             7,095             (27,768)
     Changes in other assets and liabilities, net of effect of acquisitions:
          Trade receivables                                                             246,805            (299,785)
          Inventory                                                                    (570,275)           (242,411)
          Other current assets                                                          (63,189)             94,657
          Other noncurrent assets                                                       138,945              (9,750)
          Accounts payable                                                               86,450             402,021
          Accrued and other liabilities                                                (402,366)           (104,203)
                                                                                    -----------         -----------
     Net cash provided (used) by continuing operations                                 (373,840)            356,960
     Net cash provided (used) by discontinued operations                                 44,066            (168,569)
                                                                                    -----------         -----------
     Net cash provided (used) by operating activities                                  (329,774)            188,391
                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                         (79,009)           (151,923)
     Acquisitions                                                                    (1,485,618)
     Proceeds from sale of property, plant and equipment                                  8,431               4,583
     Distributions from unconsolidated affiliates                                        76,757              37,512
                                                                                    -----------         -----------
     Net cash used in investing activities                                           (1,479,439)           (109,828)
                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing on notes payable to bank                                                 881,773             400,000
     Payments on notes payable to bank                                                 (360,656)           (141,058)
     Issuance of common stock                                                            77,664              66,500
     Payments on long-term debt and capital lease obligations                            (2,758)             (8,258)
                                                                                    -----------         -----------
     Net cash provided by financing activities                                          596,023             317,184
                                                                                    -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (1,213,190)            395,747

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                        1,938,554             889,543
                                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   725,364         $ 1,285,290
                                                                                    ===========         ===========

See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    As of June 30, 1998 and December 31, 1997
          For the Three Month Periods Ended June 30, 1998 and 1997 and
             For the Six Month Periods Ended June 30, 1998 and 1997

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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the consolidated financial position of the Company and its subsidiaries as of June 30, 1998 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.

2.       REVERSE STOCK SPLIT

         On July 6, 1998, the Company effected a 1-for-4 reverse split of the Company's common stock. Accordingly, all historical amounts contained in the consolidated financial statements, including weighted average share and per share amounts in the consolidated statements of operations as well as common stock and additional paid-in capital amounts in the consolidated balance sheets, have been adjusted to reflect the reverse stock split on a retroactive basis.

3.       ACQUISITIONS

         Pursuant to an asset purchase agreement entered into on March 23, 1998, the Company, through its wholly owned subsidiary, Metretek, Incorporated ("Metretek"), purchased, on May 4, 1998, substantially all of the assets and business of American Meter Software Corporation (formerly known as Eagle Research Corporation), a subsidiary of American Meter Company ("American Meter"), which is ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of American Meter Software Corporation ("American Meter Software") and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of American Meter Software. The assets and business operations acquired have been relocated to Metretek's existing facility in Melbourne, Florida.

         The purchase price included $1,300,000 cash, a $1,200,000 convertible subordinated promissory note ($600,000 of which is contingent upon Metretek exceeding certain target sales levels described below), and 439,560 shares of Common Stock of the Company valued at $2,000,000. The purchase price is subject to upward adjustment based upon Metretek's actual sales of products in the business acquired from American Meter Software during the 18-month period commencing July 1, 1998. If Metretek's annualized sales of products in the business acquired are greater than $3,900,000 during such period, then the purchase price will be increased on a dollar-for-dollar basis to the extent of such sales surplus, but the purchase price shall not be increased above $4,500,000 even if annualized sales are greater than that amount. Any increase in the purchase price will be reflected as an adjustment to the principal balance of the promissory note and allocated to goodwill. The purchase price is also subject to upward or downward adjustment based upon certain changes in American Meter Software's inventory between December 31, 1997 and May 4, 1998, and any adjustment will be paid in cash.

         A maximum amount of $1,028,107 of the principal balance of the note may be converted, in the discretion of American Meter Software, into up to 180,766 shares of Common Stock of the Company at the rate of approximately $5.69 per share. The note bears interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears. The note is due and payable May 4, 2002, and may be prepaid at any time without penalty or premium.

         In connection with the transaction, the Company granted American Meter Software the one-time option to cause the shares of Common Stock issued to American Meter Software at the closing and upon the conversion of the note to be registered under the Securities Act of 1993, as amended, and applicable state securities laws, and has also granted American Meter Software certain piggy-back registration rights to include such shares in any registration statement filed by the Company, subject to customary underwriter cutbacks.

         American Meter and American Meter Software also entered into a Non-Competition Agreement with the Company and Metretek, pursuant to which American Meter and American Meter Software have agreed not to compete with Metretek in the acquired business for five years from the closing date, and all such parties have mutually agreed to confidentiality covenants.

         Metretek also entered into a license agreement ("License Agreement") with American Meter and American Meter Software, providing for the license by American Meter and American Meter Software to Metretek of certain operating software, and the development, manufacture and sale by Metretek to American Meter and American Meter Software of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be imbedded with certain new rotary and turbine meters of American Meter. The License Agreement also grants American Meter and its affiliates the right to sell Metretek products in the United States and Canada at certain agreed-upon prices.

         Concurrent with the acquisition, Harry I. Skilton, President, Chief Executive Officer and a director of American Meter and Vice President of American Meter Software, became a member of the Board of Directors of the Company.

         The acquisition was accounted for as a purchase, and therefore the results of operations of the American Meter Software business acquired have been combined with those of the Company effective May 4, 1998.

         On June 15, 1998, Metretek, through its wholly owned subsidiary, Sigma VI, Inc., acquired substantially all of the assets of Quality Contract Manufacturing, Inc. ("QCMI") in exchange for $150,000 in cash. QCMI is a contract manufacturer of electronic circuit boards, sub-assemblies, and cable assemblies serving customers in Melbourne, Florida and the immediately surrounding area. The acquisition was accounted for as a purchase and therefore the results of operations of QCMI have been combined with those of the Company effective June 15, 1998.

         The purchase price of both acquisitions (including transaction costs) have been allocated as follows:

                                          American Meter
                                             Software          QCMI
                                             --------          ----

       Inventory                            $1,265,000
       Property, plant and equipment           228,000       $ 75,000
       Goodwill and other intangibles        2,443,000         75,000
                                            ----------       --------
                                            $3,936,000       $150,000
                                            ==========       ========

         The following summary unaudited pro forma results of operations for the six months ended June 30, 1998 and 1997 assumes that the American Meter Software and QCMI acquisitions occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                                                          Six Months Ended
                                                      --------------------------
                                                       June 30,       June 30,
                                                         1998           1997
                                                      -----------    -----------

       Total revenues                                 $10,335,000    $11,833,000
       Net income (loss) from continuing operations $ (295,000) $ 308,000 Net income (loss) per share from continuing
           operations - assuming dilution             $     (0.09)   $      0.10

4.       INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

5.       DEBT

         On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow Companies, Inc. ("SFC") and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to SFC and Metretek, subject to limitations described below. Terms of the Loan Agreement provide for daily advances to SFC and Metretek in the form of Loans to fund capital requirements, daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable, monthly interest payments computed at prime plus 1% (9.5% at June 30, 1998) on outstanding balances of the Loans, and a maturity of March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, SFC, and Metretek, including equipment, inventory, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income, a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance of securities (with certain exceptions) without the Lender's consent. Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of SFC and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of SFC and Metretek.

         At June 30, 1998, the Company had a combined $3,043,872 Loan availability, of which $881,773 had been borrowed by SFC and Metretek, leaving $2,162,099 unused and available to borrow under the Loan Agreement. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans and lines of credit with two commercial bank lenders in the aggregate amount of $468,993, including accrued interest.

6.       STOCK PLANS

         In January 1998, the Company approved a non-qualified, compensatory Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"), which allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 100% of the lower of the beginning or ending fair market value of each one-month offering period and are matched by the Company on a share-for-share basis. Purchases are limited to 15% of an employee's eligible compensation. A total of 50,000 shares of common stock are registered for offer and issuance under the 1998 Stock Purchase Plan, of which 38,250 shares were issued during the six months ended June 30, 1998. Stock compensation expense in the amount of $77,664 was recognized during the six months ended June 30, 1998 representing the market value of the shares matched by the Company under the 1998 Stock Purchase Plan.

         In March 1998, the Board of Directors of the Company adopted the Marcum Natural Gas Services, Inc. 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan"), which was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Incentive Plan authorizes the Board of Directors to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for up to 250,000 shares of the Company's common stock. The 1998 Stock Incentive Plan replaced the Company's existing 1991 Stock Option Plan and the Company's Directors' Stock Option Plan (the "Prior Plans"), and no further awards will be made under the Prior Plans, although options outstanding under the Company's Prior Plans will not be affected by the adoption of the 1998 Stock Incentive Plan.

7.       INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted during the year ended December 31, 1997. Income (loss) per basic common share is based upon the weighted average shares of common stock outstanding during the respective period. For each of the three and six months ended June 30, 1998 and 1997, the Company's income (loss) from continuing operations, loss from discontinued operations and net loss, for purposes of computing the basic and diluted per share amounts, are identical. The following is a reconciliation of the weighted average shares outstanding to the weighted average shares outstanding assuming dilution:

                                           Three Months Ended                 Six Months Ended
                                       --------------------------        --------------------------
                                        June 30,         June 30,         June 30,         June 30,
                                          1998             1997             1998             1997
                                       ---------        ---------        ---------        ---------
Weighted average common shares         3,383,666        3,076,831        3,234,143        3,074,468
Incremental shares from assumed
     exercise of stock options                --              186               --              313
                                       ---------        ---------        ---------        ---------
Weighted average common shares
     assuming dilution                 3,383,666        3,077,017        3,234,143        3,074,781
                                       =========        =========        =========        =========

8.       WARRANT DIVIDEND

         On August 7, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission covering the issuance of up to 936,347 shares of its Common Stock upon the exercise of Common Stock Purchase Warrants (the "Warrants"). The Warrants will be distributed as a dividend (the "Warrant Dividend") to stockholders of Marcum on the basis of one Warrant for each four shares of Common Stock outstanding on the record date of the Warrant Dividend. Each Warrant will be exercisable, for five years after issuance, into one share of Common Stock at an anticipated exercise price of $6.00. The Warrants will be subject to redemption by the Company in the event the Common Stock trades at or above $7.50 per share for 20 consecutive trading days. The Warrant Dividend is contingent upon the effectiveness of the Registration Statement. The record date for the Warrant Dividend is anticipated to be in approximately 30 to 60 days. The Registration Statement also covers the resale of up to 155,081 Warrants by a selling securityholder. Any proceeds from Warrant exercises will be used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the six month periods ended June 30, 1998 and 1997 and of the consolidated financial condition of the Company as of June 30, 1998 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                               1998           1997
                                                              ------         -------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)
         REVENUES:
              Southern Flow                                   $5,454         $ 5,505
              Metretek                                         3,241           4,191
              Other                                              287             182
                                                              ------         -------
              Total                                           $8,982         $ 9,878
                                                              ======         =======
         GROSS PROFIT:
              Southern Flow                                   $1,308         $ 1,405
              Metretek                                         1,748           2,251
                                                              ------         -------
              Total                                           $3,056         $ 3,656
                                                              ======         =======
         NET INCOME (LOSS):
              Southern Flow                                   $  459         $   535
              Metretek                                          (153)            208
              Other                                             (674)           (670)
                                                              ------         -------
              Income (loss) from continuing operations          (368)             73
              Loss from discontinued operations                               (2,009)
                                                              ------         -------
              Total                                           $ (368)        $(1,936)
                                                              ======         =======

         On June 27, 1997, the Company sold its natural gas refueling equipment segment and substantially all of the operating assets related thereto. The financial statements account for this segment as discontinued operations. The following discussion relates only to the Company's continuing operations.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues. The Company's consolidated revenues for the six months ended June 30, 1998 decreased $896,081, or 9%, compared to the same period in 1997, due principally to a decrease in the revenues of Metretek, offset, in part, by an increase in the Company's other revenues. Metretek's revenues for the six months ended June 30, 1998 decreased $949,728, or 23%, compared to the same period in 1997, consisting of a decrease in domestic sales of $574,490 and a decrease in international sales of $375,238. The decrease in Metretek's domestic revenues in 1998 was the net result of two key factors: (i) a decrease in sales of automated energy consumption monitoring and recording systems, Metretek's core business, due to overall decreased domestic market demand; and (ii) improved circuit board assembly sales by its wholly owned subsidiary, Sigma VI, due to an expansion of Sigma VI's business. The decrease in Metretek's international revenues in 1998 was due primarily to reduced sales by Metretek Europe, its European distribution subsidiary, as well as a decrease in sales to Metretek's Canadian customers. Southern Flow's revenues decreased $50,793, or less than 1%, for the six months ended June 30, 1998, compared to the same period in 1997. Other Company revenues increased $104,440 or 57%, for the six months ended June 30, 1998, compared to the same period in 1997, due principally to the net effect of three factors: (i) an increase in MGT fees earned from the management of its unconsolidated affiliates; (ii) reduced MGT equity income from its unconsolidated affiliates; and (iii) increased interest income.

         Costs and Expenses. Cost of sales and services for the six months ended June 30, 1998 decreased $401,139, or 7%, compared to the same period in 1997. Metretek's cost of sales and services for the six months ended June 30, 1998 decreased $446,971, or 23%, compared to the same period in 1997 and was due primarily to decreased sales activity in 1998. Metretek's gross profit margin after costs of sales and services for the six months ended June 30, 1998, increased slightly from 53.7% to 53.9% compared to the same period in 1997. Southern Flow's cost of sales and services for the six months ended June 30, 1998 decreased $45,832, or 1%, compared to the same period in 1997. Southern Flow's gross profit margin after costs of sales and services for the six months ended June 30, 1998 decreased from 25.5% to 24.0% compared to the same period in 1997.

         General and administrative expenses for the six months ended June 30, 1998 increased $56,152, or 3%, compared to the same period in 1997, due principally to the net effect of the following factors: (i) a decrease in expenses of MGT of approximately $221,000 related to costs that were incurred in 1997 associated with the organization of a business trust for which there were no comparable costs in 1998; (ii) a decrease in expenses of Southern Flow of approximately $16,000 attributable to reduced state and franchise taxes in 1998 compared to 1997; and (iii) increases in general and corporate expenses of approximately $288,000 due to increased personnel, professional services, and public company reporting costs as well as compensation costs associated with the Company's 1998 Employee Stock Purchase Plan for which there were no comparable costs in 1997.

         Selling, marketing and service expenses for the six months ended June 30, 1998 decreased $113,257, or 15%, compared to the same period in 1997, substantially all of which related to activities at Metretek. The decrease in these expenses was due principally to the effects of the following: (i) decreases of approximately $47,000 incurred at its wholly owned subsidiaries, Metretek Europe and Sigma VI; and (ii) a decrease of approximately $63,000 at Metretek due to a reduction in sales commissions, advertising and promotional expenses.

         Depreciation and amortization expenses for the six months ended June 30, 1998 increased $9,831, or 2%, compared to the same period in 1997. This increase was due to increased depreciation at Southern Flow.

         Research and development expenses for the six months ended June 30, 1998 decreased $53,318, or 11%, compared to the same period in 1997, due to reduced product development costs at Metretek.

         Interest and other expenses for the six months ended June 30, 1998 increased $47,157, or 86%, compared to the same period in 1997. The increase reflects interest expense on additional borrowings in 1998 compared to 1997 in order to fund Metretek's acquisitions of American Meter Software and QCMI and other expenses associated with integrating the operations of the acquired businesses into Metretek's facilities.

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

         Net cash used by operating activities was approximately $330,000 for the six months ended June 30, 1998, which was the net result of the following:
(i) approximately $190,000 of cash provided by continuing operations, before changes in assets and liabilities; (ii) approximately $564,000 in cash used to fund changes in working capital and other asset and liability accounts; and
(iii) approximately $44,000 of cash provided by discontinued operations.

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

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1998 will be approximately $1,050,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $451,364 were incurred in the six month period ended June 30, 1998.

         The Company anticipates capital expenditures in 1998 of approximately $250,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the six month period ended June 30, 1998 totaled $79,009.

         Pursuant to an asset purchase agreement entered into on March 23, 1998, the Company, through its wholly owned subsidiary, Metretek, purchased, on May 4, 1998, substantially all of the assets and business of American Meter Software Corporation (formerly known as Eagle Research Corporation), a subsidiary of American Meter Company ("American Meter"), which is ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of American Meter Software Corporation ("American Meter Software") and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of American Meter Software. The assets and business operations acquired have been relocated to Metretek's existing facility in Melbourne, Florida.

         The purchase price included $1,300,000 cash, a $1,200,000 convertible subordinated promissory note ($600,000 of which is contingent upon Metretek exceeding certain target sales levels described below), and 439,560 shares of Common Stock of the Company valued at $2,000,000. The purchase price is subject to upward adjustment based upon Metretek's actual sales of products in the business acquired from American Meter Software during the 18-month period commencing July 1, 1998. If Metretek's annualized sales of products in the business acquired are greater than $3,900,000 during such period, then the purchase price will be increased on a dollar-for-dollar basis to the extent of such sales surplus, but the purchase price shall not be increased above $4,500,000 even if annualized sales are greater than that amount. Any increase in the purchase price will be reflected as an adjustment to the principal balance of the promissory note and allocated to goodwill. The purchase price is also subject to upward or downward adjustment based upon certain changes in American Meter Software's inventory between December 31, 1997 and May 4, 1998, and any adjustment will be paid in cash.

         A maximum amount of $1,028,107 of the principal balance of the note may be converted, in the discretion of American Meter Software, into up to 180,766 shares of Common Stock of the Company at the rate of approximately $5.69 per share. The note bears interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears. The note is due and payable May 4, 2002, and may be prepaid at any time without penalty or premium.

         On June 15, 1998, Metretek, through its wholly owned subsidiary, Sigma VI, Inc., acquired substantially all of the assets of Quality Contract Manufacturing, Inc. ("QCMI") in exchange for $150,000 in cash. QCMI is a contract manufacturer of electronic circuit boards, sub-assemblies, and cable assemblies serving customers in Melbourne, Florida and the immediately surrounding area.

         On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to Southern Flow and Metretek, subject to limitations described below. Terms of the Loan Agreement provide for daily advances to Southern Flow and Metretek in the form of Loans to fund capital requirements, daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable, monthly interest payments computed at prime plus 1% (9.5% at June 30, 1998) on outstanding balances of the Loans, and a maturity of March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, Southern Flow, and Metretek, including equipment, inventory, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income, a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance of securities (with certain exceptions) without the Lender's consent. Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek.

         At June 30, 1998, the Company had a combined $3,043,872 Loan availability, of which $881,773 had been borrowed by SFC and Metretek, leaving $2,162,099 unused and available to borrow under the Loan Agreement. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans and lines of credit with two commercial bank lenders in the aggregate amount of $468,993, including accrued interest.

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

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits", which is effective for periods after December 15, 1997. SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. These standards increase disclosure in the financial statements and will have no impact on the Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

YEAR 2000 COMPLIANCE

         To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000", some level of modification or even possibly replacement of such source code or applications will be necessary. The Company has initiated the process of analyzing its software applications and those of its significant external suppliers, service providers and customers. However, there can be no assurance that the Company will identify all such Year 2000 problems in its systems or in the computer systems of its suppliers, service providers or customers in advance of their occurrence or that the Company's suppliers and customers will be able to successfully rectify any problems that are discovered. Although the expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company, there can be no assurance that the cost of interruptions with the systems of suppliers, service providers or customers will not have a material adverse effect on the Company's business, financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in other parts of this report on Form 10-QSB, contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. The words "may", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.

         Such forward-looking statements are based on the current beliefs and expectations of management as well as assumptions made by and information currently available to management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, changes in the energy industry in general and the natural gas industry in particular; the capital resources, technological requirements and internal business plans of the natural gas utilities industry; technological changes in the natural gas industry; the timely development and market acceptance of new product designs and technologies; general economic conditions; the Company's ability to successfully integrate and utilize the product lines and business acquired from American Meter, and the timing, amount and value of future sales of those product lines and business; the impact and timing of the deregulation of the various energy markets; utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates; risks associated with international operations; reliance on strategic alliances; the amount of additional proceeds from the disposition of the remaining net assets, and the gross margin payments on the disposed portion, of the natural gas refueling equipment segment; the receipt and timing of future customer orders; the impact of competitive factors affecting the Company's operations; Year 2000 technology issues; occurrences of events affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments; the ability to successfully identify and finance natural gas opportunities; the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; as well as other risks and uncertainties that are discussed in this report or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission. The Company does not intend to, and assumes no responsibility to, update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II.
                                OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On July 6, 1998, the Company effected a 1-for-4 reverse split of the Common Stock, par value $.01 per share, of the Company. In lieu of receiving fractional shares of Common Stock as a result of the reverse split, holders of fractional shares received a proportional cash payment at the rate of $.75 per share, the closing sale price of the Common Stock as reported on the Nasdaq National Market on July 6, 1998. Other than the elimination of resulting fractional shares, no rights of holders of Common Stock were modified in the reverse split.

                  All historical amounts contained in the consolidated financial statements included in this Form 10-QSB, including weighted average share and per share amounts in the consolidated statements of operations as well as Common Stock and additional paid-in capital amounts in the consoldiated balance sheets, have been adjusted to reflect the reverse stock split on a retroactive basis.

         (b)      Not applicable.

         (c)      Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of Marcum Natural Gas Services, Inc., held on June 12, 1998, the following proposals were submitted to a vote of security holders:

Proposal 1:       To elect three  directors of the Company,  each for a three year term expiring at the 2001 Annual Meeting of Stockholders.

                                                     FOR            WITHHOLD
                                                     ---            --------
                       W. Phillip Marcum         11,897,675          179,871
                       Basil M. Briggs           11,909,078          168,468
                       Robert Lloyd              11,909,975          167,571

Proposal 2:       To adopt and approve the Marcum Natural Gas Services, Inc.
                  1998 Stock Incentive Plan.
                                                                    BROKER
                            FOR         AGAINST       ABSTAIN      NON-VOTES
                            ---         -------       -------      ---------
                         4,833,246     1,172,327      31,029       6,040,944

Proposal 3:       To adopt and approve a proposal to amend Article Fourth of the Company's Restated Certificate of Incorporation to implement a reverse split ("Reverse Split") of the Company's
                  Common Stock in the range between one-for-two and one-for-four, inclusive, in the event the Board of Directors determines that a Reverse Split is necessary or advisable at any time within one year from the date of the Annual Meeting, with the exact size of the Reverse Split to be determined by the Board of Directors.

                            FOR                AGAINST                ABSTAIN
                            ---                -------                -------
                        11,688,505             359,322                29,719

Proposal 4:       To ratify the appointment of Deloitte & Touche LLP as the
                  Company's independent auditors for the fiscal year ending
                  December 31, 1998.

                            FOR                AGAINST                ABSTAIN
                            ---                -------                -------
                        11,937,206             126,309                14,031

All of the proposals were adopted by the shareholders.

ITEM 6.           EXHIBITS AND REPORTS ON FORM  8-K

         (a)  Exhibits

              27.1          Financial Data Schedule

         (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 12, 1998 (Items 2 and 7), as amended by a report on Form 8-K/A filed on July 16, 1998, reporting the acquisition of substantially all of the assets and business of American Meter Software Corporation (formerly known as Eagle Research Corporation), a wholly owned subsidiary of American Meter Company.

              The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 7, 1998 (Item 5), reporting an amendment to its Restated Certificate of Incorporation effecting a 1-for-4 reverse split of its common stock, par value $.01 per share, effective as of 5:00 P.M., New York, New York time, on July 6, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARCUM NATURAL GAS SERVICES, INC.

Date:  August 13, 1998                 By: /s/ W. Phillip Marcum
      -----------------                    -------------------------------------
                                           W. Phillip Marcum
                                           President and Chief Executive Officer


Date:  August 13, 1998                 By: /s/ A. Bradley Gabbard
      -----------------                    -------------------------------------
                                           A. Bradley Gabbard
                                           Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

            Exhibit
            Number
            ------

             27.1     Financial Data Schedule