Form 10QSB
period 1998-09-30
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1998-11-12
CIK 882154

--------------------------------------------------------------------------------
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to
                                              -------------  -----------

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

                             Yes X             No
                                -----            -----

         As of October 31, 1998, there were 3,518,231 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                             Yes               No X
                                -----            -----
--------------------------------------------------------------------------------
================================================================================

                        MARCUM NATURAL GAS SERVICES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Unaudited Consolidated Balance Sheets -
                           September 30, 1998 and December 31, 1997                                             3

                  Unaudited Consolidated Statements of Operations -
                           For the Three Months Ended September 30, 1998 and
                                    September 30, 1997
                           For the Nine Months Ended September 30, 1998 and
                                    September 30, 1997                                                          5

                  Unaudited Consolidated Statements of Cash Flows -
                           For the Nine Months Ended September 30, 1998 and
                                    September 30, 1997                                                          6

                  Notes to Unaudited Consolidated Financial Statements                                          7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                          14

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                                    25

Item 6.           Exhibits and Reports on Form 8-K                                                             25

Signatures                                                                                                     27


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                        1998               1997
                                                                    -----------        -----------
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                      $   627,934        $ 1,938,554
     Trade receivables, less allowance for doubtful accounts
         of $117,510 and $121,278, respectively                       3,969,129          3,466,282
     Other receivables                                                  292,213            276,322
     Inventory                                                        5,021,501          2,748,626
     Net assets of discontinued operations                              147,945            204,067
     Prepaid expenses and other current assets                          286,064            291,004
                                                                    -----------        -----------
         Total current assets                                        10,344,786          8,924,855
                                                                    -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Equipment                                                        2,798,017          2,413,850
     Vehicles                                                            23,985             56,793
     Furniture and fixtures                                             467,623            452,389
     Land, building and improvements                                    452,538            399,491
                                                                    -----------        -----------
         Total                                                        3,742,163          3,322,523
     Less accumulated depreciation                                    2,236,078          2,047,837
                                                                    -----------        -----------
         Property, plant and equipment, net                           1,506,085          1,274,686
                                                                    -----------        -----------
OTHER ASSETS:
     Customer list (net of accumulated amortization
       of $2,399,382 and $2,065,449, respectively)                    6,493,505          6,827,438
     Goodwill and other intangibles (net of accumulated
       amortization of $651,908 and $478,348, respectively)           3,284,600            854,629
     Investments in unconsolidated affiliates                           326,802            435,177
     Other assets                                                       218,203            362,679
                                                                    -----------        -----------
         Total other assets                                          10,323,110          8,479,923
                                                                    -----------        -----------
TOTAL                                                               $22,173,981        $18,679,464
                                                                    ===========        ===========


See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                                           1998                 1997
                                                                                       ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                  $    439,708         $    615,778
     Accrued and other liabilities                                                        1,508,812            1,826,434
     Current maturities of notes payable                                                                         182,878
     Current maturities of long-term debt and
         capital lease obligations                                                            9,293               14,791
                                                                                       ------------         ------------
         Total current liabilities                                                        1,957,813            2,639,881
                                                                                       ------------         ------------
LONG-TERM NOTES PAYABLE                                                                   2,803,419              177,778
                                                                                       ------------         ------------
CAPITAL LEASE OBLIGATIONS                                                                     9,554               12,443
                                                                                       ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Redeemable preferred stock - Series A, $.01 par value; authorized,
         1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series B, $.01 par value; authorized,
         1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series C, $.01 par value; authorized, 500,000 shares; none issued and outstanding
     Common stock, $.01 par value; authorized, 25,000,000 shares;
         issued and outstanding, 3,546,269 and 3,077,822
         shares, respectively                                                                35,463               30,778
     Additional paid-in capital                                                          39,078,555           37,005,983
     Foreign currency translation adjustment                                                  6,657                6,657
     Accumulated deficit                                                                (21,717,480)         (21,194,056)
                                                                                       ------------         ------------
         Total stockholders' equity                                                      17,403,195           15,849,362
                                                                                       ------------         ------------



TOTAL                                                                                  $ 22,173,981         $ 18,679,464
                                                                                       ============         ============


See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                      --------------------------     --------------------------
                                                         1998            1997           1998           1997
                                                      -----------     -----------    -----------    -----------
REVENUES:
     Natural gas measurement sales and services       $ 4,635,454     $ 5,165,135    $13,330,600    $14,860,802
     Other                                                 10,443         132,656        297,474        315,247
                                                      -----------     -----------    -----------    -----------
         Total revenues                                 4,645,897       5,297,791     13,628,074     15,176,049
                                                      -----------     -----------    -----------    -----------
COSTS AND EXPENSES:
     Cost of measurement sales and services             2,993,568       3,359,785      8,632,665      9,400,021
     General and administrative                           823,368         706,610      2,839,978      2,667,068
     Selling, marketing and service                       390,810         393,069      1,055,039      1,170,555
     Depreciation and amortization                        314,707         239,124        791,768        706,354
     Research and development                             253,758         292,250        705,122        796,932
     Interest and other                                    24,792          20,677        126,926         75,654
                                                      -----------     -----------    -----------    -----------
         Total costs and expenses                       4,801,003       5,011,515     14,151,498     14,816,584
                                                      -----------     -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE TAXES                                (155,106)        286,276       (523,424)       359,465

INCOME TAX PROVISION
                                                      -----------     -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                             (155,106)        286,276       (523,424)       359,465
                                                      -----------     -----------    -----------    -----------
DISCONTINUED OPERATIONS:
     Loss from operations                                                                              (278,769)
     Loss from disposal                                                                              (1,730,578)
                                                       -----------    -----------   ------------    -----------
LOSS FROM DISCONTINUED OPERATIONS                                                                    (2,009,347)
                                                       -----------    -----------   ------------    -----------
NET (LOSS) INCOME                                      $ (155,106)    $   286,276   $   (523,424)   $(1,649,882)
                                                       ===========    ============  ============    ===========
INCOME (LOSS) PER BASIC COMMON
  SHARE:
     Continuing operations                                 $(0.04)          $0.09         $(0.16)         $0.12
     Discontinued operations                                 0.00            0.00           0.00          (0.65)
                                                             ----            ----          -----           ----
NET INCOME (LOSS) PER BASIC
     COMMON SHARE                                          $(0.04)          $0.09         $(0.16)        $(0.53)
                                                             ====            ====           ====          =====
INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION:
     Continuing operations                                 $(0.04)          $0.09         $(0.16)         $0.12
     Discontinued operations                                 0.00            0.00           0.00          (0.65)
                                                             ----            ----           ----           ----
NET INCOME (LOSS) PER SHARE -
  ASSUMING DILUTION                                        $(0.04)          $0.09         $(0.16)        $(0.53)
                                                             ====            ====           ====           ====



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------------
                                                                                  1998               1997
                                                                               -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $  (523,424)        $(1,649,882)
     Adjustments to reconcile net loss to net cash provided
       (used) by continuing operations:
         Loss from discontinued operations                                                             278,769
         Loss from disposal of discontinued operations                                               1,730,578
         Depreciation and amortization                                             791,768             706,354
         Stock plan compensation expense                                            88,629
         Loss on disposal of assets                                                  1,641              11,361
         Equity in loss (income) of unconsolidated affiliates                       19,896             (24,210)
     Changes in other assets and liabilities, net of effect of acquisitions:
          Trade receivables                                                       (502,847)             44,964
          Inventory                                                             (1,008,108)           (457,242)
          Other current assets                                                     (10,951)             38,385
          Other noncurrent assets                                                  129,449             (23,516)
          Accounts payable                                                        (176,070)            265,546
          Accrued and other liabilities                                           (317,622)           (381,379)
                                                                               -----------        ------------
     Net cash provided (used) by continuing operations                          (1,507,639)            539,728
     Net cash provided by discontinued operations                                   56,122              40,905
                                                                               -----------        ------------
     Net cash provided (used) by operating activities                           (1,451,517)            580,633
                                                                               -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                   (208,503)           (257,757)
     Acquisitions                                                               (1,570,764)
     Proceeds from sale of property, plant and equipment                             8,681               6,283
     Investment in unconsolidated affiliate                                                           (340,000)
     Distributions from unconsolidated affiliates                                   88,478              55,769
                                                                               -----------        ------------
     Net cash used in investing activities                                      (1,682,108)           (535,705)
                                                                               -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing on notes payable to bank                                          2,203,419             400,000
     Payments on notes payable to bank                                            (360,656)           (339,659)
     Issuance of common stock                                                       88,629              70,000
     Repurchase of common stock                                                   (100,000)
     Payments on long-term debt and capital lease obligations                       (8,387)            (10,920)
                                                                               -----------        ------------
     Net cash provided by financing activities                                   1,823,005             119,421
                                                                               -----------        ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (1,310,620)            164,349

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                   1,938,554             889,543
                                                                               -----------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   627,934        $  1,053,892
                                                                               ===========        ============



See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 1998 and December 31, 1997
       For the Three Month Periods Ended September 30, 1998 and 1997 and
          For the Nine Month Periods Ended September 30, 1998 and 1997

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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the consolidated financial position of the Company and its subsidiaries as of September 30, 1998 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997.

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

3.     ACQUISITIONS

         On May 4, 1998, the Company, through its wholly owned subsidiary, Metretek, Incorporated ("Metretek"), purchased substantially all of the assets and business of American Meter Software Corporation (formerly known as Eagle Research Corporation), a subsidiary of American Meter Company ("American Meter"). American Meter and American Meter Software Corporation ("American Meter Software") are corporations that are ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of American Meter Software and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of American Meter Software. The assets and business operations acquired have been relocated to Metretek's existing facility in Melbourne, Florida.

         The purchase price included $1,300,000 cash, a $1,200,000 convertible subordinated promissory note ($600,000 of which is contingent upon Metretek exceeding certain target sales levels described below), and 439,560 shares of Common Stock of the Company valued at $2,000,000. The purchase price is subject to upward adjustment based upon Metretek's actual sales of products in the business acquired from American Meter Software during the 18-month period that commenced July 1, 1998. If Metretek's annualized sales of products in the business acquired are greater than $3,900,000 during such period, then the purchase price will be increased on a dollar-for-dollar basis to the extent of such sales surplus, but the purchase price will not be increased above $4,500,000 even if annualized sales are greater than that amount. Any increase in the purchase price will be reflected as an adjustment to the principal balance of the promissory note and allocated to goodwill. Subsequent to September 30, 1998, the purchase price was adjusted down by $85,000 to reflect a decrease in American Meter Software's inventory between December 31, 1997 and May 4, 1998, partially offset by transitional costs assumed by Metretek.

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

         In connection with the transaction, the Company granted to American Meter Software the one-time option to cause the shares of Common Stock issued at the closing and issuable upon the conversion of the note to be registered under the Securities Act of 1993, as amended, and applicable state securities laws, and also granted to American Meter Software certain piggy-back registration rights to include such shares in any registration statement filed by the Company, subject to customary underwriter cutbacks.

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

         On June 15, 1998, Metretek, through its wholly owned subsidiary, Sigma VI, Inc., acquired substantially all of the assets of Quality Contract Manufacturing, Inc. ("QCMI") in exchange for $150,000 in cash. QCMI is a contract manufacturer of electronic circuit boards, sub-assemblies, and cable assemblies serving customers primarily in Melbourne, Florida and the immediately surrounding area. The acquisition was accounted for as a purchase and therefore the results of operations of QCMI have been combined with those of the Company effective June 15, 1998.

         The purchase prices of the foregoing acquisitions (including transaction costs) have been allocated as follows:

                                                                        American Meter
                                                                           Software                   QCMI
                                                                           --------                   ----
         Inventory                                                        $1,265,000
         Property, plant and equipment                                       228,000                $ 75,000
         Goodwill and other intangibles                                    2,523,000                  80,000
                                                                           ---------                --------
                                                                          $4,016,000                $155,000
                                                                          ==========                ========


         The following summary unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997 assumes that the American Meter Software and QCMI acquisitions occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combinations been in effect on the dates indicated, or which may result in the future.

                                                                                     Nine Months Ended
                                                                           ------------------------------------
                                                                           September 30,           September 30,
                                                                               1998                    1997
                                                                            -----------             -----------
         Total revenues                                                     $14,978,000             $18,188,000
         Net income (loss) from continuing operations                       $  (452,000)            $   818,000
         Net income (loss) per share from continuing
           operations - assuming dilution                                   $     (0.14)            $      0.27

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

         The Company, through its wholly owned subsidiary Marcum Gas Transmission, Inc. ("MGT"), owned a 4% limited partnership interest in Marcum-Patrick Pipeline Program 1993-1, L.P. ("MPP 1993-1"). MGT was a co-managing general partner of MPP 1993-1. On March 30, 1998, MPP 1993-1 sold substantially all of its assets to Franks Petroleum Inc. for $1,650,000. Subsequently, the assets of MPP 1993-1 were liquidated. As a result of the sale and liquidation, MPP 1993-1 distributed to MGT $32,000 in repayment of advances, $115,941 for unpaid administrative and management fees, and $58,659 as liquidating distributions.

5.    DEBT

         On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow Companies, Inc. ("SFC") and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to SFC and Metretek, subject to limitations described below. The Loan Agreement provides for daily advances to SFC and Metretek in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The Company makes monthly interest payments computed at prime plus 1% (9.5% at September 30, 1998) on outstanding balances of the Loans. The Loans mature on March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, SFC, and Metretek, including equipment, inventory, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income (loss), a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance or repurchase of securities (with certain exceptions) without the Lender's consent. Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of SFC and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of SFC and Metretek.

         At September 30, 1998, the Company had a combined $3,359,469 Loan availability, of which $2,203,419 had been borrowed by SFC and Metretek, leaving $1,156,050 in unused Loan availability. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans and lines of credit with two commercial bank lenders in the aggregate amount of $468,993, including accrued interest.

6.    STOCK PLANS

         In January 1998, the Company adopted a non-qualified, compensatory Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"), which allowed eligible employees to purchase shares of the Company's Common Stock through payroll deductions. Under the 1998 Stock Purchase Plan, employees purchased shares at a price 100% of the lower of the beginning or ending fair market value of the shares during each one-month offering period. The Company matched the employees' purchases on a share-for-share basis. The maximum payroll deduction was 15% of an employee's eligible compensation. The Company reserved and registered a total of 50,000 shares of Common Stock for offer and issuance under the 1998 Stock Purchase Plan. The Company issued 47,244 shares under the 1998 Stock Purchase Plan which has been discontinued. Stock compensation expense in the amount of $88,629 was recognized during the nine months ended September 30, 1998 representing the market value of the shares of Common Stock matched by the Company under the 1998 Stock Purchase Plan.

         In March 1998, the Board of Directors of the Company adopted the Marcum Natural Gas Services, Inc. 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan"), which was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Incentive Plan authorizes the Board of Directors to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for up to 250,000 shares of the Company's common stock. The 1998 Stock Incentive Plan replaced the Company's existing 1991 Stock Option Plan and the Company's Directors' Stock Option Plan (the "Prior Plans"), and no new awards will be made under the Prior Plans, although options outstanding under the Company's Prior Plans will not be affected by the adoption of the 1998 Stock Incentive Plan.

         In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company is authorized to purchase up to approximately 7% of its outstanding Common Stock in open market transactions, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. The Company may use the repurchased shares for employee benefit plans and other corporate purposes, may hold the repurchased shares in treasury or may retire the purchased shares. Through September 30, 1998, the Company had not repurchased any shares of its Common Stock. During October 1998, the Company repurchased 28,038 shares of its Common Stock at an average price of $2.19 per share.

         In September 1998, prior to adopting the Stock Repurchase Plan, the Company repurchased 18,181 shares of Common Stock that were issued to a licensor pursuant to a license agreement in order to satisfy certain obligations of the Company under the license agreement.

         On October 6, 1998, the Board of Directors approved the repricing of all outstanding stock options held by officers, directors and employees of the Company to an exercise price of $2.00 per share, the last sale price of the Common Stock as reported on the Nasdaq National Market on such date. No repriced officer or employee options (whether or not vested) shall be exercisable prior to October 6, 1999. The other terms of the outstanding stock options generally remain unchanged.

7.    WARRANT DIVIDEND

         On September 18, 1998, the Company distributed 886,442 Common Stock Purchase Warrants (the "Warrants") as a dividend to stockholders of the Company on the basis of one Warrant for each four shares of Common Stock outstanding on September 10, 1998, the record date for the Warrant dividend. Each Warrant is exercisable, for a five year period, for one share of Common Stock at an exercise price of $4.00. The Warrants trade on the Nasdaq SmallCap Market under the symbol "MGASW". The Warrants are subject to redemption by the Company in the event the Common Stock trades at or above $6.50 per share for 20 consecutive trading days. The registration statement and prospectus covering the Common Stock issuable upon exercise of the Warrants also covers the resale of up to 155,081 Warrants by a selling security holder.

         No Warrants have been exercised through September 30, 1998. Any proceeds from Warrant exercises will be used for general corporate purposes.

8.    INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted during the year ended December 31, 1997. Income (loss) per basic common share is based upon the weighted average shares of common stock outstanding during the respective period. For each of the three and nine months ended September 30, 1998 and 1997, the Company's income (loss) from continuing operations, loss from discontinued operations and net loss, for purposes of computing the basic and diluted per share amounts, are identical. The following is a reconciliation of the weighted average shares outstanding to the weighted average shares outstanding assuming dilution:

                                                        Three Months Ended                   Nine Months Ended
                                                    ----------------------------      -----------------------------
                                                    September 30,  September 30,      September 30,    September 30,
                                                       1998             1997               1998             1997
                                                    -------------  -------------      -------------    -------------
Weighted average common shares                       3,555,568         3,077,049        3,342,462         3,075,338
Incremental shares from assumed
     exercise of stock options                               -            21,657                -             4,715
                                                     ---------         ---------        ---------        ---------
Weighted average common shares
     assuming dilution                               3,555,568         3,098,706        3,342,462        3,080,053
                                                     =========         =========        =========        =========


9.   COMPREHENSIVE INCOME (LOSS)

         Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                                         Nine months ended
                                                                           September 30,
                                                                    ---------------------------------
                                                                    1998                   1997
                                                                   ---------             -----------
         Net loss                                                  $(523,424)            $(1,649,882)
         Cumulative translation adjustment                                 -                  11,011
                                                                   ---------             -----------
         Total comprehensive loss                                  $(523,424)            $(1,638,871)
                                                                   =========             ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the nine month periods ended September 30, 1998 and 1997 and of the consolidated financial condition of the Company as of September 30, 1998 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary products and services and should assist in an understanding of the Company's results of operations for the periods presented.

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1998             1997
                                                     --------         --------
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
REVENUES:
     Southern Flow                                   $  8,120         $  8,349
     Metretek                                           5,211            6,512
     Other                                                297              315
                                                     --------         --------
     Total                                           $ 13,628         $ 15,176
                                                     ========         ========
GROSS PROFIT:
     Southern Flow                                   $  1,821         $  2,113
     Metretek                                           2,877            3,348
                                                     --------         --------
     Total                                           $  4,698         $  5,461
                                                     ========         ========
NET INCOME (LOSS):
     Southern Flow                                   $    541         $    839
     Metretek                                             (47)             190
     Other                                             (1,017)            (670)
                                                     --------         --------
     Income (loss) from continuing operations            (523)             359
     Loss from discontinued operations                                  (2,009)
                                                     --------         --------
     Total                                           $   (523)        $ (1,650)
                                                     ========         ========


         On June 27, 1997, the Company sold its natural gas refueling equipment segment and substantially all of the operating assets related thereto. The financial statements account for this segment as discontinued operations. The following discussion relates only to the Company's continuing operations.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. The Company's consolidated revenues for the nine months ended September 30, 1998 decreased $1,547,975, or 10%, compared to the same period in 1997, due principally to a decrease in the revenues of both Metretek, Incorporated ("Metretek") and Southern Flow Companies, Inc. ("Southern Flow"). Metretek's revenues for the nine months ended September 30, 1998 decreased $1,301,069, or 20%, compared to the same period in 1997, consisting of a decrease in domestic sales of $1,082,771 and a decrease in international sales of $218,298. The decrease in Metretek's domestic revenues in 1998 was the net result of two key factors: (i) a decrease in sales of automated energy consumption monitoring and recording systems, Metretek's core business, due to overall decreased domestic market demand; and (ii) improved circuit board assembly sales by its wholly owned subsidiary, Sigma VI, Inc. ("Sigma VI"), due to the acquisition of Quality Contract Manufacturing, Inc. ("QCMI") as well as the expansion of its line of business. The decrease in Metretek's international revenues in 1998 was due primarily to reduced sales by Metretek Europe Limited ("Metretek Europe"), its European distribution subsidiary, as well as a decrease in sales to Metretek's customers in South America. Southern Flow's revenues decreased $229,133, or less than 3%, for the nine months ended September 30, 1998, compared to the same period in 1997 due to adverse weather conditions in the Gulf Coast during the third quarter which limited Southern Flow's operating activities in its principal operating region. Other Company revenues decreased $17,773 or 6%, for the nine months ended September 30, 1998, compared to the same period in 1997, due principally to the net effect of three factors: (i) a reduction in Marcum Gas Transmission, Inc. ("MGT") equity income from its unconsolidated affiliates; (ii) a reduction in MGT fees earned upon the formation of a business trust in 1997 for which there were no comparable fees earned in 1998; and (iii) an increase in MGT fees earned from the management of its unconsolidated affiliates.

         Costs and Expenses. Cost of sales and services for the nine months ended September 30, 1998 decreased $767,356, or 8%, compared to the same period in 1997. Metretek's cost of sales and services for the nine months ended September 30, 1998 decreased $829,520, or 26%, compared to the same period in 1997 due primarily to decreased sales activity in 1998. Metretek's gross profit margin after costs of sales and services for the nine months ended September 30, 1998, increased from 51.4% to 55.2% compared to the same period in 1997. The improvement in Metretek's gross profit margin reflects cost reductions in electronic parts used in its products as well as a reduction in outsourcing costs to assemble the electronic components of its products. Southern Flow's cost of sales and services for the nine months ended September 30, 1998 increased $62,164, or 1%, compared to the same period in 1997, despite the overall decline in Southern Flow's revenues. Southern Flow's gross profit margin after costs of sales and services for the nine months ended September 30, 1998 decreased from 25.3% to 22.4% compared to the same period in 1997. Southern Flow's gross profit margin declined because virtually all of its employee service costs continued unabated despite adverse weather conditions that reduced Southern Flow's revenues by limiting its service operations.

         General and administrative expenses for the nine months ended September 30, 1998 increased $172,910, or 7%, compared to the same period in 1997, due principally to the net effect of the following factors: (i) a decrease in expenses of Metretek of approximately $112,000 attributable to a reduction in personnel at Metretek Europe as well as overall cost savings at Metretek and Sigma VI resulting from combining certain administrative functions; (ii) a decrease in expenses of MGT of approximately $52,000 attributable to reduced personnel costs; (iii) a decrease in expenses of Southern Flow of approximately $8,000; and (iv) increases in general and corporate expenses of approximately $345,000 due to increased personnel, professional services, and public company reporting costs as well as compensation costs associated with the Company's 1998 Employee Stock Purchase Plan for which there were no comparable costs in 1997.

         Selling, marketing and service expenses for the nine months ended September 30, 1998 decreased $115,516, or 10%, compared to the same period in 1997, substantially all of which related to activities at Metretek. The decrease in these expenses was due principally to a reduction in Metretek's sales commissions attributable to a reduction in revenues as well as a reduction in advertising and promotional expenses.

         Depreciation and amortization expenses for the nine months ended September 30, 1998 increased $85,414, or 12%, compared to the same period in 1997. This increase was due to additional goodwill amortization costs related to Metretek's recent acquisitions of the assets of American Meter Software Corporation ("American Meter Software") and QCMI as well as increased depreciation expense at both Metretek and Southern Flow.

         Research and development expenses for the nine months ended September 30, 1998 decreased $91,810, or 12%, compared to the same period in 1997, due to reduced product development costs at Metretek.

         Interest and other expenses for the nine months ended September 30, 1998 increased $51,272, or 68%, compared to the same period in 1997. The increase reflects interest expense on additional borrowings in 1998 compared to 1997 in order to fund Metretek's acquisitions of American Meter Software and QCMI.

SEASONALITY AND CYCLICALITY

       Metretek derives substantially all of its revenues from sales of its products and services to the utility industry. The Company has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the utility industry operates. The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. The Company's utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase, review different technical options with vendors, analyze performance and costs/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Purchases of the Company's products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors.

FINANCIAL CONDITION AND LIQUIDITY

         The Company requires capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses, (iii) capital expenditures for property and equipment and software development, and
(iv) the funding of possible future acquisitions.

         Net cash used by operating activities was approximately $1,452,000 for the nine months ended September 30, 1998, which was the net result of the following: (i) approximately $378,000 of cash provided by continuing operations, before changes in assets and liabilities; (ii) approximately $1,886,000 of cash used to fund changes in working capital and other asset and liability accounts; and (iii) approximately $56,000 of cash provided by discontinued operations.

         The Company, through its wholly owned subsidiary, MGT, owned a 4% limited partnership interest in Marcum Patrick Pipeline Program 1993-1, L.P. ("MPP 1993-1"). MGT was a co-managing general partner of MPP 1993-1. On March 30, 1998, MPP 1993-1 sold substantially all of its assets to Franks Petroleum Inc. for $1,650,000. Subsequently, the assets of MPP 1993-1 were liquidated. As a result of the sale and liquidation, MPP 1993-1 distributed to MGT $32,000 in repayment of advances, $115,941 for unpaid administrative and management fees, and $58,659 as liquidating distributions.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1998 will be approximately $1,050,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $705,122 were incurred in the nine month period ended September 30, 1998.

         The Company anticipates capital expenditures in 1998 of approximately $250,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the nine month period ended September 30, 1998 totaled $208,503.

         On May 4, 1998, the Company, through its wholly-owned subsidiary, Metretek, purchased substantially all of the assets and business of American Meter Software (formerly known as Eagle Research Corporation), a subsidiary of American Meter Company ("American

Meter"). American Meter and American Meter Software are corporations that are ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of American Meter Software and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of American Meter Software. The assets and business operations acquired have been relocated to Metretek's existing facility in Melbourne, Florida.

         The purchase price included $1,300,000 cash, a $1,200,000 convertible subordinated promissory note ($600,000 of which is contingent upon Metretek exceeding certain target sales levels described below), and 439,560 shares of Common Stock of the Company valued at $2,000,000. The purchase price is subject to upward adjustment based upon Metretek's actual sales of products in the business acquired from American Meter Software during the 18-month period that commenced July 1, 1998. If Metretek's annualized sales of products in the business acquired are greater than $3,900,000 during such period, then the purchase price will be increased on a dollar-for-dollar basis to the extent of such sales surplus, but the purchase price will not be increased above $4,500,000 even if annualized sales are greater than that amount. Any increase in the purchase price will be reflected as an adjustment to the principal balance of the promissory note and allocated to goodwill. Subsequent to September 30, 1998, the purchase price was adjusted down by $85,000 to reflect a decrease in American Meter Software's inventory between December 31, 1997 and May 4, 1998, partially offset by transitional costs assumed by Metretek.

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

         On June 15, 1998, Metretek acquired substantially all of the assets of QCMI in exchange for $150,000 in cash. QCMI is a contract manufacturer of electronic circuit boards, sub-assemblies, and cable assemblies serving customers primarily in Melbourne, Florida and the immediately surrounding area.

         On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to Southern Flow and Metretek, subject to limitations described below. The Loan Agreement provides for daily advances to Southern Flow and Metretek in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The

Company makes monthly interest payments computed at prime plus 1% (9.5% at September 30, 1998) on outstanding balances of the Loans. The Loans mature on March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, Southern Flow, and Metretek, including equipment, inventory, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income (loss), a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance or repurchase of securities (with certain exceptions) without the Lender's consent. Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek.

         At September 30, 1998, the Company had a combined $3,359,469 Loan availability, of which $2,203,419 had been borrowed by Southern Flow and Metretek, leaving $1,156,050 in unused Loan availability. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans and lines of credit with two commercial bank lenders in the aggregate amount of $468,993, including accrued interest.

         In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company is authorized to purchase up to approximately 7% of its outstanding Common Stock in open market transactions, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. The Company may use the repurchased shares for employee benefit plans and other corporate purposes, may hold the repurchased shares in treasury or may retire the purchased shares. Through September 30, 1998, the Company had not repurchased any shares of its Common Stock. During October 1998, the Company repurchased 28,038 shares of its Common Stock at an average price of $2.19 per share.

         In September 1998, prior to adopting the Stock Repurchase Plan, the Company repurchased 18,181 shares of Common Stock that were issued to a licensor pursuant to a license agreement in order to satisfy certain obligations of the Company under the license agreement.

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

YEAR 2000 COMPLIANCE

         The Company is currently in the process of assessing the impact of the Year 2000 with respect to its information technology systems and its embedded chip systems. The "Year 2000 problem," which presents potential risks and uncertainties to virtually all businesses, is a result of computer programs that use two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failures or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar or normal business activities.

         The Company has and will continue to modify and replace portions of its existing information technology systems so they will function properly with respect to dates in the year 2000 and thereafter. The Company expects that any Year 2000 problems will be resolved by either internal software programming adjustments or by the installation of Year 2000 compliant information systems. The Company expects to complete substantially all modifications and replacements required for Year 2000 compliance in its information systems by mid-1999. The Company is also in the process of assessing non-information technology system containing embedded chips that may be Year 2000 sensitive to identify operating systems and equipment that are necessary or critical for continued operations. The Company intends to test essential operating systems and equipment containing embedded chips for Year 2000 compliance and to reprogram or replace such equipment as appropriate. Based upon its assessments to date, the Company is not aware of any significant Year 2000 issues in its control that will not be resolved prior to the Year 2000.

         The Company has also extensively tested the technologies it sells for Year 2000 problems. The Company believes that the technologies and services it currently sells are Year 2000 compliant, but the Company intends to continue testing to address any Year 2000 problems and issues that may arise. The Company has made available Year 2000 modifications, upgrades and replacement technology to its customers that purchased prior technologies that were not Year 2000 compliant. To the extent any Year 2000 problems arise with respect to technologies and services sold by the Company, the Company intends to make all requisite modifications, replacements and patches in order to resolve Year 2000 problems.

         The Company believes that the greatest risk from Year 2000 problems will result from the failure of third parties, with which the Company has material relationships, to become Year 2000 compliant. The Company relies on third party service providers for services such as telecommunications, internet services, utilities and other key services. Interruption of these services due to Year 2000 issues could materially adversely effect the Company's operations. The Company has initiated communications with certain third parties, including vendors, suppliers, service providers and customers, that the Company believes are critical to its business operations and with respect to which the Company believes Year 2000 problems could materially affect the Company's business. Although the Company is not presently aware of any significant vendor, supplier, service provider or customer that will have Year 2000 problems material to the Company's operations, many businesses are resistant to providing any written or binding assurances that they will be Year 2000 compliant. In addition, the Company has no control over Year 2000 compliance programs by third parties. Accordingly, the Company cannot provide any assurance that the systems of its essential vendors, suppliers, service providers or customers will be Year 2000 compliant. The lack of Year 2000 compliance by such third parties could have a material adverse impact on the Company's results of operations, financial condition and business. If any such third parties (other than customers) are not Year 2000 compliant and such non-compliance had or is likely to have a material adverse effect on the Company, then the Company expects to utilize alternate vendors, suppliers and service providers (subject to availability) which are Year 2000 compliant.

         The Company expects total incremental costs (other than internal labor time) of becoming Year 2000 compliant not to exceed approximately $200,000. The Company intends to fund the costs associated with Year 2000 compliance through operating cash flows and does not expect to defer any information technology projects in order to become Year 2000 compliant. The Company intends to capitalize and depreciate costs which represent investments in new or upgraded technology and qualify as capital investments over their estimated useful lives, and to expense all other costs as incurred.

         It is difficult to predict with a high degree of accuracy, and impossible to guarantee, what impact any Year 2000 problems will have on the Company. The Company is in the process of attempting to assess the most reasonably likely worst case Year 2000 scenario, although the Company believes that it, as most businesses, will not be able to identify such scenario with any meaningful degree of certainty, given all the risks and uncertainties related to the Year 2000 problem, many of which are outside of its control. The Company currently anticipates a minimal level of disruption in its operations as a result of systems failures, primarily related to non-compliance by third parties. The Company believes the most reasonably worst case scenario would occur if there are electric power supply and telecommunication outages. Such outages could prevent the Company from providing its services in measuring and monitoring the energy consumption of its customers, and prevent or delay the delivery of energy measurement and monitoring information results to its customers. If the Company is unable to provide such services, then its revenues and results of operation, will be materially reduced. Year 2000 issues may also cause temporary delays in the delivery of raw materials and supplies, but the Company does not expect any such delays to materially affect the Company's operations. Other possible consequences include, but are not limited to, interruption of banking and commercial payment system, inability to process customer transactions or otherwise engage in similar normal business activities, which events are beyond the reasonable ability of the Company to assess or control. There can be no assurance that Year 2000 problems will not be material to the Company, or that the cost of interruptions with the systems of third parties will not have a material adverse effect on the Company's business, financial condition or results of operations.

         Although the Company has not created a specific contingency plan to address the most reasonably likely worst case Year 2000 scenario, the Company is in the process of developing contingency plans for certain Year 2000 problems, such as identifying alternate vendors, suppliers and service providers, identifying alternative methods for transmitting energy measurement and monitoring information to its customers and preparing manual back-up methods for certain software-intensive operations. However, as the Company continues to assess the Year 2000 issue, in the event management believes it is warranted, the Company will develop a specific Year 2000 "worst case" contingency plan. The Company will continually refine its contingency plans throughout 1999 as additional information becomes available.

         This section discussing Year 2000 issues contains forward-looking statements. The costs and anticipated completion dates for Year 2000 compliance by the Company and the estimated impact of Year 2000 issues on the Company are based on management's best estimates at this time, which were derived utilizing numerous assumptions as to future events and third party activities, including the continued availability of certain resources, third party modifications plans and other factors, and may be updated from time to time as additional information becomes available. However, the Company cannot guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability and costs of Year 2000 compliant technology, the ability to identify and correct potential Year 2000 sensitive problems, the ability of essential third parties to bring their systems into Year 2000 compliance, the level of Year 2000 disruptions experienced by the Company's vendors, suppliers, service providers and customers, the success of any required contingency actions and similar uncertainties.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in other parts of this report on Form 10-QSB, contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. The words "may", "could", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements.

         Such forward-looking statements are based on the current beliefs and expectations of management as well as assumptions made by and information currently available to management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, changes in the energy industry in general and the natural gas industry in particular; the capital resources, technological requirements and internal business plans of the natural gas utilities industry; technological changes in the natural gas industry; the timely development and market acceptance of new product designs and technologies; general economic conditions; the Company's ability to successfully integrate and utilize the product lines and business acquired from American Meter, and the timing, amount and value of future sales of those product lines and business; the impact and timing of the deregulation of the various energy markets; utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates; risks and uncertainties associated with Year 2000 problems (See "Year 2000 Compliance" above); the effect of any corporate acquisition, dispositions or other corporate transactions; risks associated with international operations; reliance on strategic alliances; the amount of additional proceeds from the disposition of the remaining net assets, and the gross margin payments on the disposed portion, of the natural gas refueling equipment segment; the receipt and timing of future customer orders; the impact of competitive factors affecting the Company's operations; occurrences of events affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments; the ability to successfully identify and finance natural gas opportunities; the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; as well as other risks and uncertainties that are discussed in this report or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission, particularly the Company's Registration Statement on Form S-3 (Registration No. 333-60925) and the prospectus contained therein. The Company does not intend to, and assumes no responsibility to, update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  On September 18, 1998, the Company distributed 886,442 Common Stock Purchase Warrants (the "Warrants") as a dividend to stockholders of the Company on the basis of one Warrant for each four shares of Common Stock outstanding on September 10, 1998, the record date for the Warrant dividend. Each Warrant is exercisable, for a five year period, for one share of Common Stock at an exercise price of $4.00. The Warrants trade on the Nasdaq SmallCap Market under the symbol "MGASW". The Warrants are subject to redemption by the Company in the event the Common Stock trades at or above $6.50 per share for 20 consecutive trading days. The registration statement and prospectus covering the Common Stock issuable upon exercise of the Warrants also covers the resale of up to 155,081 Warrants by a selling security holder.

                  No Warrants have been exercised through September 30, 1998. Any proceeds from Warrant exercises will be used for general corporate purposes.

         (b)      Not applicable.

         (c)      Not applicable.

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

                                    MARCUM NATURAL GAS SERVICES, INC.

                                    By:   /s/ W. Phillip Marcum
                                        ---------------------------------
Date:      November 10, 1998            W. Phillip Marcum
                                        President and Chief Executive Officer

                                    By:   /s/ A. Bradley Gabbard
                                        ---------------------------------
Date:      November 10, 1998             A. Bradley Gabbard
                                         Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit
    Number
    ------

27.1     Financial Data Schedule