Form 10KSB
period 1998-12-31
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1999-03-30
CIK 882154

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -------------   -------------

                         Commission File Number 0-19793

                          ----------------------------

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

                         Common Stock, $.01 Par Value,
                         Common Stock Purchase Warrants
          ------------------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for its most recent fiscal year ended December 31, 1998 were $19,922,110.

As of March 16, 1999, the aggregate market value of the shares of Common Stock held by non-affiliates was $4,361,810, based upon $1.81 per share of Common Stock, the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

As of March 16, 1999, 3,473,343 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I       ITEM 1.      DESCRIPTION OF BUSINESS                                                  4
                            General                                                                4
                            Business Strategy                                                      5
                            Metretek, Incorporated                                                 5
                            Southern Flow Companies, Inc.                                          9
                            Competition                                                           10
                            Regulation                                                            11
                            Employees                                                             12
                            Research and Development                                              12
                            Raw Materials                                                         12
                            Proprietary Rights                                                    13
                            Additional Factors That May Affect the Company's Future Results       13
             ITEM 2.      DESCRIPTION OF PROPERTY                                                 25
             ITEM 3.      LEGAL PROCEEDINGS                                                       25
             ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     26
PART II      ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS                                                   27
             ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         28
                            Results of Operations                                                 28
                            Seasonality and Cyclicality                                           30
                            Financial Condition and Liquidity                                     31
                            Recent Accounting Pronouncements                                      33
                            Year 2000 Compliance                                                  34
             ITEM 7.      FINANCIAL STATEMENTS                                                    37
             ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE                                37
PART III     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                            CONTROL PERSONS; COMPLIANCE WITH SECTION
                            16(a) OF THE EXCHANGE ACT                                             38
                            Directors and Executive Officers                                      38
                            Key Employees                                                         40
                            Section 16(a) Beneficial Ownership Reporting Compliance               40
             ITEM 10.     EXECUTIVE COMPENSATION                                                  41
                            Summary Compensation                                                  41
                            Employment Agreements, Change in Control Arrangements
                               and Other Compensation Arrangements                                42
                            Stock Option Grants                                                   43
                            Stock Option Exercises and Values                                     45
                            Director Compensation                                                 45
             ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT                                                        47
             ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          49
             ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                        50
SIGNATURES                                                                                        54

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains, under "Item 1. Description of Business", "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as other parts of this Form 10-KSB, certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this Form 10-KSB, the words "may", "could", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect" and similar predictive, future tense or forward-looking terminology, are intended to identify forward-looking statements. Examples of forward-looking statements contained in this Form 10-KSB include statements regarding, among other matters:

         o The Company's plans, intentions, beliefs and expectations with respect to its future prospects, including its products and services, its business and growth strategies, its relationships with its major customers and suppliers and its discontinued operations;

         o Industry trends, competitive conditions and market conditions, segments and trends;

         o        Expected capital expenditures to be made in the future;

         o The sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs for fiscal 1999;

         o The Company's plans, intentions, beliefs and expectations with respect to changes which have been or will be made to its computerized management information systems, including modifications to its payroll and billing systems and other modifications to address Year 2000 issues; and

         o Resolution of pending litigation without material adverse effect on the Company.

         Such forward-looking statements are based on the current plans, intentions, beliefs and expectations of management as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events but are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the factors described under "Additional Factors That May Affect The Company's Future Results" in Item 1 below, as well as other risks and uncertainties discussed elsewhere in this Form 10-KSB and in the Company's other reports and filings with the Securities and Exchange Commission. Except as required by law, the Company does not intend to, and assumes no responsibility to, update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Marcum Natural Gas Services, Inc. (the "Company" or "Marcum") is a diversified provider of energy measurement products, services and data management to the energy industry. The Company, incorporated in Delaware on April 5, 1991, is a holding company that conducts its continuing operations through two directly owned subsidiaries:

         o Metretek, Incorporated ("Metretek"), which is engaged in the design, manufacture and distribution of automated energy consumption monitoring and recording systems; and

         o Southern Flow Companies, Inc. ("Southern Flow"), which is engaged in the provision of natural gas measurement services and related equipment.

         References to the "Company" or "Marcum" in this Report on Form 10-KSB mean Marcum Natural Gas Services, Inc. and its subsidiaries, unless the context indicates otherwise.

         Metretek, based in Melbourne, Florida, designs, manufactures and sells electronic devices and systems commonly referred to as automatic meter reading systems ("AMRs") that automatically monitor, record and transmit data from natural gas custody transfer meters, electronic flow correctors and computers, and other energy measurement products and services. Southern Flow, based in Lafayette, Louisiana, provides a wide variety of natural gas measurement services principally to producers and operators of natural gas production facilities.

         During 1998, the Company decided to discontinue the operations of Marcum Gas Transmission, Inc. ("MGT"), a directly owned subsidiary of the Company that was formed to acquire or finance the acquisition of natural gas assets through private programs, and then to manage and maintain a small ownership interest in those programs. This decision was based on the declining prospects of the markets and in order to enable the Company to focus on its Southern Flow and Metretek operations. In December 1997, MGT sold one-third of its interests in two of the three programs it then managed, and in March 1998, MGT liquidated the third program. MGT does not intend to form or manage any new programs, although it will continue to manage the remaining two programs that operate natural gas related assets until MGT's interest in those programs are sold or the programs are liquidated.

         Until 1997, the Company had also operated in the compressed natural gas ("CNG") industry through Marcum Denver, Inc. (formerly named Marcum Fuel Systems, Inc.) ("Marcum Denver"), a directly owned subsidiary of the Company which engaged in the design, manufacture and sale of CNG refueling station equipment. In June 1997, Marcum Denver discontinued its operations by selling substantially all of its assets, because growth in the CNG industry was not meeting management's expectations.

         In March 1999, the Board of Directors of the Company adopted a resolution authorizing an amendment to the Company's Restated Certificate of Incorporation, as amended, to change the name of the Company to "Metretek Technologies, Inc." The change of the Company's name is subject to approval by the stockholders of the Company. The Board of Directors intends to include the proposal to change the Company's name in the Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on June 7, 1999.

BUSINESS STRATEGY

         The Company's business strategy is to position itself as an integrated provider of data management products and services which enhance the flow of information to the energy industry. To date, the Company's products and services have been aimed primarily at the natural gas industry. The natural gas industry is characterized by relatively abundant domestic reserves, increasing demand, volatile prices and regulatory changes such as those resulting from the deregulation of the interstate pipeline industry. The Company intends to provide its products and services to other segments of the energy industry. The energy industry generally is undergoing fundamental regulatory and structural changes and trends. The Company's strategy is to acquire, develop and operate businesses that are positioned to take advantage of these trends.

         In implementing its business strategy, the Company has made several acquisitions. In 1993, the Company acquired substantially all of the assets of the Southern Flow Companies division of Weatherford International Incorporated ("Weatherford"), a provider of natural gas measurement services. In 1994, the Company acquired Metretek. In May 1998, the Company acquired substantially all of the assets and business of American Meter Software Corporation (formerly Eagle Research Corporation) ("American Meter Software"), a subsidiary of American Meter Company ("American Meter"). While the Company regularly engages in discussions relating to potential acquisitions and dispositions, the Company has no present agreements or commitments with respect to any material acquisition or disposition.

METRETEK, INCORPORATED

         Metretek, which was acquired by the Company in 1994, was founded in 1977 in Melbourne, Florida as a developer, manufacturer and marketer of automated systems for monitoring and recording energy consumption. Metretek's primary focus at present is in the natural gas metering industry.

         Products. Metretek's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Within these categories, Metretek's products are often customized to fit the needs of its customers.

         Remote data collection products, also referred to as AMRs, attach to existing natural gas meters and correctors. These devices are designed to automatically collect and transmit metering data according to a schedule preset by the customer. The AMR is an electronic printed circuit board assembly designed and programmed to interface with an energy meter at the point of energy consumption. The electronic board is enclosed in an assembly that attaches to the energy meter. The energy consumption data collected by the AMR is then sent to a Metretek proprietary database consisting of a software system running on a centrally located personal computer or computer network maintained at the customer's central operations center for further processing. Communications from the AMR to the database are generally achieved through an existing voice grade telephone line, although cellular telephone and radio are used when telephone lines are either not available or are not cost-effective. Depending upon the particular features of the AMR, the data collection may be time stamped with sufficient frequency to allow the customer to perform critical aspects of gas flow management such as nomination, delivery, balancing, meter indexing and billing.

         As a result of the strategic acquisition of certain assets from American Meter in May 1998, Metretek offers a complete line of natural gas volume electronic corrector products. These corrector products include all or some of the following functions:

         o Pressure and temperature transducers to accomplish real time correction of meter volumes for variations in ambient temperature and pipeline pressure;

         o Microprocessor and memory for calculation of final gas volumes based upon AGA specified formulas, and for data storage;

         o        Full remote data collection capabilities;

         o        Users definable alarm detection and fault limits;

         o User definable control features such as flow control, pipeline pressure monitoring and shutdown, odorant injection, etc;

         o        Automatic self-calibration features;

         o        Compatibility with numerous volumetric meters; and

         o Capability of providing corrector features for multiple meters simultaneously.

         In addition to the two primary product lines referred to above, Metretek also manufactures "application-specific" products designed for certain market niches. These include cathodic protection monitors, used to monitor rectifier and cathodic protection system failure, and gas pipeline pressure monitors.

         Services. In addition to its manufactured product lines, Metretek also provides certain services to its customers. Metretek offers post-sale support services which help create and maintain customer satisfaction and loyalty. Metretek has recently commenced offering "energy data collection and management services" under the trade name "TotalPlan" for customers who are unable or unwilling to make the investment required to own a Metretek system. In this turn-key service, Metretek provides and installs the required remote data collection hardware, collects and formats the remote data in Melbourne, Florida, and then sends the data electronically to the customer for a per month or per communication fee. Management believes this service will help Metretek penetrate the commercial account AMR markets.

         In 1997, Metretek commenced offering contract manufacturing of electronic circuit boards by acquiring Sigma VI, Inc. ("Sigma VI"). Metretek expanded this business in June 1998 by acquiring the business and assets of Quality Contract Manufacturing, Inc. ("QCMI"). Sigma VI and QCMI were two small contract manufacturers of electronic circuit board and cable assemblies located in Melbourne, Florida. Metretek made these acquisitions to gain control of the quality and timeliness of Metretek's manufactured circuit boards and subassemblies and to optimize labor hours expended in the Metretek manufacturing operation. With the automated equipment and experienced personnel acquired, Metretek is able to offer contract manufacturing to local electronics manufacturers who have high quality, short run, quick turnaround requirements.

         A critical element of Metretek's product line is its data collection and management capability. With the exception of the Sigma VI products, virtually all of Metretek's products are integrated with Metretek's database software package, the DC 2000 system. This system provides substantial flexibility for the generation of reports in formats useful for Metretek's customers to perform data management functions. As a result of the acquisition of the American Meter Software product line, Metretek and American Meter are working towards the cross-functionality of certain of their products in an effort to enhance data management by Metretek's customers.

         Markets. Historically, Metretek's AMR products have been marketed principally to natural gas local distribution companies ("LDCs"). Typically, LDCs install these devices in conjunction with custody transfer meters on their larger customers for the purpose of meeting deregulation requirements. Sixty of the largest one hundred LDCs in North America currently utilize Metretek systems to monitor and record the natural gas consumption of their industrial and commercial accounts. The timely and accurate information provided by the Metretek system is used by the operations, engineering, natural gas supply, marketing, customer service and billing departments of the LDC. In the future, Metretek intends to focus its marketing efforts directly toward the commercial and industrial users of natural gas and electricity. Markets for the electronic corrector products are much broader and include not only LDCs and their commercial and industrial customers, but also natural gas transportation and distribution companies, natural gas gatherers and processors, natural gas producers and operators, and natural gas brokers.

         The U.S. market for remote data collection products for natural gas meters consists of three classes of natural gas users:

         o Industrial users, consisting of the largest 250,000 domestic users of natural gas, such as steel mills, glass manufacturing plants, and natural gas fired power generator plants;

         o Commercial users, consisting of approximately 4,000,000 natural gas customers, such as multi-family apartment complexes, restaurants, factories and other customers with multiple locations within a relatively confined area; and

         o Residential users, which are the smallest users and include primarily residential single family houses.

         Historically, Metretek has been the leading provider of AMRs to the industrial natural gas market, which is becoming saturated. The primary target for Metretek's AMR products is the recently developing commercial natural gas user market, Metretek does not consider the residential natural gas user sector of the market to be a viable target market for its products, primarily due to the low margins inherent in that market.

         Marketing and Customer Service. Metretek distributes its products by a direct sales force in the United States, and uses contract representatives and distributors to distribute its products outside the United States. Metretek also provides implementation services for its customers designed to meet its customer's specific needs. Metretek offers a maintenance and support team in Melbourne, Florida that offers 24-hour, toll-free hotline support, customer service representatives, consulting services, equipment repair and preventative maintenance, software support and maintenance, system troubleshooting and network management services. Metretek's marketing strategy includes utilizing its close contacts with the utility industry through its sales representatives. Metretek also participates in trade shows, symposiums and conferences designed to expand industry awareness of its products. Metretek also utilizes direct mailing of brochures and newsletters, and has a home page on the internet.

         International. Outside of North America, Metretek has sold AMR systems to natural gas distribution utility companies in the United Kingdom, the Netherlands, Pakistan, Australia, Argentina and Brazil. Over the past three years, approximately 18% to 21% of Metretek's annual sales have been to customers outside the U.S. All of the eight major gas distribution utility companies in Canada own and operate Metretek systems. Metretek Europe Limited ("Metretek Europe"), a wholly owned subsidiary of Metretek located in Camberley, England, sells Metretek products primarily in Western Europe.

         Acquisitions. Metretek's business strategy includes the acquisition of, and strategic alliances with, measurement equipment providers and software application developers that can utilize or enhance Metretek's offering of products and services.

         On May 4, 1998, Metretek acquired substantially all of the assets and business of American Meter Software pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. American Meter Software is a wholly owned subsidiary of American Meter, which is ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of American Meter Software and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of American Meter Software. The assets and business operations acquired have been relocated to Metretek's existing facility in Melbourne, Florida.

         In consideration for the purchase of the assets and business, the Company and Metretek paid and delivered to American Meter Software at the closing an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock of the Company, and a $1,200,000 convertible subordinated promissory note ($600,000 of which is contingent upon Metretek exceeding certain sales targets, as discussed below) (the "American Meter Note"). The purchase price is subject to upward adjustment based upon Metretek's actual sales of products in the acquired business during the 18-month period that commenced July 1, 1998. If Metretek's annualized sales of products in the business acquired are greater than $3,900,000 during such period, then the purchase price will be increased on a dollar-for-dollar basis to the extent of such sales surplus, but the purchase price shall not be increased above $4,500,000 even if annualized sales are greater than that amount. Any increase in the purchase price will be effected by adjusting the principal balance of the American Meter Note. Subsequent to the Closing, the purchase price was adjusted down by $85,000 to reflect a decrease in American Meter Software's inventory between December 31, 1997 and May 4, 1998, partially offset by transitional costs assumed by Metretek.

         Up to $1,028,107 of the American Meter Note is convertible at any time at the option of American Meter Software into 180,766 shares of Common Stock of the Company at the rate of $5.6875 of principal per share. The American Meter Note bears interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears. The American Meter Note is due and payable May 4, 2002, and may be prepaid at any time without penalty or premium. The Company granted American Meter Software the one-time option to cause the shares of Common Stock issued to American Meter Software at the closing or issuable upon conversion of the American Meter Note to be registered under the Securities Act of 1933, as amended, and applicable state securities laws, and has also granted Eagle certain piggy-back registration rights to include such shares in any registration statement filed by the Company, subject to customary underwriter cutbacks.

         Metretek also entered into a license agreement ("License Agreement") with American Meter and American Meter Software, providing for the license by American Meter and American Meter Software to Metretek of certain operating software, and the development, manufacture and sale by Metretek to American Meter and American Meter Software of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be imbedded within certain new rotary and turbine meters of American Meter. The License Agreement also grants to American Meter and its affiliates the right to sell Metretek products in the United States and Canada at certain agreed-upon prices. American Meter and American Meter Software have also entered into a Non-Competition Agreement with the Company and Metretek, pursuant to which American Meter and American Meter Software have agreed not to compete with Metretek in the acquired business for five (5) years from the closing date. In connection with this acquisition, Harry I. Skilton, President of American Meter, became a member of the Board of Directors of the Company. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act".

         On June 15, 1998, Metretek acquired substantially all of the assets of QCMI in exchange for $150,000 in cash. QCMI is a contract manufacturer of electronic circuit boards, sub-assemblies, and cable assemblies serving customers primarily in Melbourne, Florida and the immediately surrounding area.

SOUTHERN FLOW COMPANIES, INC.

         Southern Flow provides a variety of natural gas measurement services principally to customers involved in natural gas production, gathering, transportation and processing. The Company commenced its operations in this line of business in 1991 by acquiring an existing business. This business was expanded significantly in 1993 when the Company acquired substantially all of the assets of the Southern Flow Companies division of Weatherford. Through its predecessors, Southern Flow has provided measurement services to the natural gas industry since 1953.

         Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Southern Flow's field services including the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow's chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow also provides laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer's accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts, and derives approximately 25% of its annual revenues from its "parts resale" business. Southern Flow provides its services through 9 division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

         Natural gas measurement services are used by producers of natural gas and pipeline companies to verify volumes of natural gas custody transfers. To ensure that such data is accurate, on-site field services and data collection must be coordinated with chart integration and data development and management to produce timely and accurate reports.

         The market for independent natural gas measurement services is fragmented, with no single company having the ability to exercise control. Many natural gas producers and operators, and most natural gas pipeline and transportation companies, internally perform some or all of their natural gas measurement services. In addition to price, the primary consideration for natural gas measurement customers is the quality of services and the ability to maintain data integrity, because natural gas measurement has a direct effect on the natural gas producer's revenue and royalty and working interest owner obligations. The Company believes that it is able to effectively compete by (i) providing dependable integrated measurement services, (ii) maintaining local offices in proximity to its customer base, and (iii) retaining experienced and competent personnel.

COMPETITION

         The Company competes in various markets pertaining to data management products and services for the energy industry, in primarily the natural gas industry. These markets are highly competitive, subject to rapid technological change and significantly affected by new product introductions. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

         The Company believes that the following are the principal competitive factors affecting the market for its products and services:

         o        Responsiveness to customers' needs;

         o        Functionality;

         o        Speed of implementation;

         o        Ease of use;

         o        Performance and features;

         o        Quality and reliability;

         o        Reputation;

         o        Quality of customer support; and

         o        Price.

         The Company believes that it competes favorably with respect to the above factors, although with respect to products and services that the Company does not believe price is a principal competitive factor, the Company does not compete on the basis of price. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations. The Company cannot guarantee that its products and services will continue to compete favorably or that it will be successful in facing the increasing competition for new products and enhancements introduced by its existing competitors or new competition entering the market.

         The market for Metretek's products and services is very competitive. Although Metretek's product offering is very specific to the requirements for industrial and commercial meter reading/monitoring in natural gas distribution utility companies, many suppliers of residential meter reading systems also offer products for commercial and/or industrial applications and can be formidable competitors for utility companies desiring to implement residential meter reading and to have all automatic/remote meter reading, including industrial and commercial, performed on a single system. Also, major natural gas meter and instrument manufacturers offer systems to remotely read and interrogate their own equipment, and utility companies that use certain manufacturers' meters exclusively may also choose to buy their communication and data collection products as well. The Company believes that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing products or services for the market in which Metretek is currently or is intending to compete. Most of Metretek's present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, as well as greater name recognition and experience, than Metretek. Metretek competes with a large number of existing and potential competitors in these markets, some of which do not compete in all of the same markets as Metretek. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of Metretek's prospective customers. Metretek competes primarily on the basis of product quality and reliability, applications expertise, and the quality of its service and support.

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

EMPLOYEES

         At February 28, 1999, the Company and its subsidiaries had 259 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

RESEARCH AND DEVELOPMENT

         The Company's basic research and development activities are conducted by Metretek. Metretek conducts research and development directed towards improvements in its product and service offering which address anticipated customer needs and potential new markets. Current research and development activities for existing customers and markets are aimed at expanding the Company's wireless communication capability, cost reduction of pulse collection devices, and a new software operating system. Products and services currently under development for new markets include an electric meter interface and a monitoring and recording system for liquid levels in storage tanks (primarily for use in propane distribution systems). The Company incurred $961,383 and $1,062,264 for research and development expenses during the years ended December 31, 1998 and 1997 respectively. The Company intends to continue to allocate resources to the research and development of new Metretek products and services in the future. The Company's future services will depend, in part, on its services in these development projects which will require continual substantial investments.

RAW MATERIALS

         The Company's subsidiaries purchase memory chips, electronic components, printed circuit boards, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials for their products. While, in the opinion of management, the loss of any one supplier of materials would not have a material adverse impact on the business or operations of the Company, shortages in certain components such as memory chips, supply problems from the Company's suppliers or the Company's inability to develop alternative sources of supply quickly or cost-effectively could materially impact the Company's ability to manufacture its products and therefore could adversely affect the Company's business and operations. The Company attempts to mitigate this risk by maintaining an inventory of such materials.

PROPRIETARY RIGHTS

         The Company's success and ability to compete are dependent in part upon its proprietary rights and technology. The Company relies on a combination of patents, copyrights, trademarks and trade secret laws to establish and protect its rights in its products and proprietary technology. Although the Company maintains certain patents related to its business, the Company does not believe that its competitive position is dependent upon patent protection or that its operations are dependent upon any individual patent. Nevertheless, the Company believes that the following factors are more essential to protecting its technology leadership position:

         o The technological and creative skills of the Company's personnel;

         o        New products and service development;

         o        Frequent product and service enhancements;

         o        Name recognition;

         o        Customer training and support; and

         o        Reliable product support.

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

ADDITIONAL FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

         In addition to other information in this Annual Report on Form 10-KSB, the following factors should be carefully considered in evaluating the Company and its business because such factors involve risks and uncertainties that may have significant impact in the future of the Company's business, financial condition and results of operations.

         THE COMPANY'S HISTORY OF NET LOSSES. Although the Company has reported income from continuing operations in recent fiscal years and net income in certain recent fiscal quarters, the Company has a history of incurring net losses since it commenced operations in 1991. As of December 31, 1998, the Company had an accumulated deficit of approximately $21.5 million. For the fiscal years ended December 31, 1998 and 1997, the Company had net losses of $339,316 and $1,524,137, respectively, although the Company had income from continuing operations of $343,800 in 1997. Most of the Company's historical operating losses were incurred by its CNG refueling station equipment business, which was sold in 1997. There is no assurance that the Company will be able to ever achieve or sustain profitability, and if the Company does achieve profitability in any period, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

         QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. The revenues and operating results of the Company have varied widely in the past, and the Company expects that they will continue to vary significantly from quarter to quarter in the future due to a number of factors, some of which are outside of the Company's control, including the following:

         o        Demand for the Company's products and services;

         o        The size and timing of sales and orders;

         o The level of product and price competition that the Company encounters;

         o        The length of the Company's sales cycle;

         o The timing of the Company's new product introductions and enhancements and those of its competitors;

         o        Market acceptance of the Company's new products;

         o Changes in the Company's pricing policies and those of its competitors;

         o Variations in the length of the Company's product implementation process;

         o        The mix of products and services sold;

         o        The mix of international and domestic revenue;

         o        Changes in sales incentives;

         o        Lifecycles of Company's products;

         o        Expansion of international operations;

         o        The general economic and political conditions;

         o        Budgeting cycles of utilities;

         o        Delays in internal product design projects;

         o Acceptance of new products and new technology in the Company's markets;

         o        Shifting customer basis;

         o        Company's expenditures on research and development;

         o        Economic conditions in the utility industry;

         o        The effects of government regulations and regulatory changes;

         o Capital expenditures and other costs relating to the expansion of operations;

         o        Prices charged by suppliers; and

         o        Costs related to acquisitions of technology or businesses.

         Because many of the Company's operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter-to-quarter and could result in operating losses. The timing of large individual sales is also difficult for the Company to predict. In some cases, sales have occurred in quarters subsequent to those anticipated by the Company. To the extent one or more of such sales are lost or occur later than expected, operating results could be materially adversely affected. If the Company's revenues fall below expectations in any particular quarter, the Company's business, financial condition or results of operations could be materially adversely affected. Because the Company generally fills orders within three to six months of receipt, revenues for each quarter depend on sales completed in that quarter or the prior quarter. If revenues fall below expectations, the Company will not be able to reduce its spending rapidly in response to such a shortfall.

         For reasons noted below, the Company may experience significant seasonality and cyclicality with respect to its business. Poor weather conditions during hurricane season can adversely affect revenues from Southern Flow. Additionally, the natural gas utility industry is cyclical, with sales of products to the natural gas utility industry affected by changes in the prior winter's weather patterns. As a result of the unpredictability of the utility sales cycles, increased uncertainty in the utility markets attributable to the regulatory reforms referred to below, and strong competitive forces, the Company does not have a precise basis to predict future revenues and operating results.

         Due to the foregoing factors, the Company believes that quarter-to-quarter comparisons of its operating results are not a good indication of future performance. It is likely that the Company's results of operations in some future quarter may be below the expectations of public market analysts or investors. In this event, the price of the Company's Common Stock is likely to decline.

         DEPENDENCE ON UTILITY INDUSTRY AND UNCERTAINTY RESULTING FROM REGULATORY REFORM. Metretek has historically derived substantially all of its revenues from sales of its products and services to the utility industry. Metretek has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the utility industry operates. The utility industry, both domestic and foreign, is generally characterized by long-budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Metretek's utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Purchases of Metretek's products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors.

         The domestic utility industry is currently the focus of regulatory reform initiatives in virtually every state, which initiatives have resulted in significant uncertainty for industry participants and raised concerns regarding assets that would not be considered for recovery through ratepayer charges. Consequently, many utilities are delaying purchasing decisions that involve significant capital commitments. While Metretek expects some states will act on these regulatory reform initiatives in the near term, there can be no assurance that the current regulatory uncertainty will be resolved in the near future or that the advent of new regulatory frameworks will not have a material adverse effect on Metretek's business, financial condition or results of operations. Moreover, in part as a result of the competitive pressures in the utility industry arising from the regulatory reform process, many utility companies are pursuing merger and acquisition strategies. Metretek has experienced considerable delays in purchase decisions by utilities that have become parties to merger or acquisition transactions. Typically, such purchase decisions are put on hold indefinitely when merger negotiations begin. The pattern of merger and acquisition activity among utilities may continue for the foreseeable future. If such merger and acquisition activity continues at its current rate or intensifies, the Company's results of operating may continue to be materially adversely affected.

         NEED FOR ADDITIONAL FUNDS IN THE FUTURE. The Company anticipates that it will have a continuing need for additional funds to accomplish its business strategy in the future. In addition, unanticipated events, over which the Company may have no control, could increase the Company's operating costs or decrease its ability to generate revenues from product and service sales. The Company anticipates, based on the Company's currently proposed plans and assumptions relating to its existing operations, that projected cash flow from operations and its available capacity under its current credit facility will be sufficient to satisfy its anticipated cash requirements for existing operations in 1999. However, the Company will require additional capital in the future in order to make any significant acquisitions of businesses or technologies. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if projected cash flow from operations prove to be insufficient to fund operations (including for reasons related to unanticipated technical or other problems), the Company could be required to seek additional financing. There is no assurance that the Company will be able to raise needed funds on terms satisfactory to it, or that sufficient funds will be available when needed to pursue its business plan. In addition, the terms of the Company's existing credit facility prohibits the Company from incurring additional indebtedness without lender consent. The Company's inability to secure necessary funds to finance its business operations at the times and in the amounts required could have a material adverse effect on its business, financial condition and results of operations.

         DEPENDENCE UPON AND UNCERTAINTY OF NEW PRODUCTS AND NEW TECHNOLOGIES. The Company has made and expects to continue to make substantial investments in technology relating primarily to Metretek's business. The success of the Company, particularly with respect to Metretek, depends to a significant extent on the development and implementation of new product designs and technologies, as well as the enhancement of its existing products. This product development will require additional investments in order to maintain and enhance the Company's market position. There can be no assurance that unforeseen problems will not occur with respect to the Company's technology or products. Development schedules for new products are subject to uncertainty and there can be no assurance that the Company will meet its product development schedule. The Company has experienced delays in new product development in the past and there can be no assurance that delays will not be experienced in the future. Delays in new product development can result from a number of causes, including changes in definition during the development stage, initial failures of products or unexpected behavior of products under certain conditions, failure of third-party supplied components to meet specifications or lack of availability of such components, unplanned interruptions with existing products that can result in reassignment of product development resources, and other factors. Delays in the development and availability of new products could have a material adverse effect on the Company's business and operations. In addition, the Company's business may be substantially adversely impacted if the Company is unable to keep abreast of the latest technological developments, if the Company's existing technologies are rendered obsolete or uneconomical, if the regulations or standards that are developed are not favorable to the Company's product lines or the Company's competitors obtain more favorable market acceptance. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely or cost-effective basis, or that such new products or product enhancements will achieve market acceptance.

         Also, the Company's ability to compete in new markets will depend upon a number of factors including, without limitation the following:

         o The Company's ability to create demand for its products in such markets;

         o        The Company's ability to manage its growth effectively;

         o        The quality of its products;

         o The Company's ability to respond to changes in its customers businesses by updating existing products and introducing, in a timely fashion, products which meet the needs of its customers; and

         o The ability of the Company to respond rapidly to technological change.

         The failure of the Company to do any of the foregoing could result in a material adverse effect on its business, financial condition and results of operations. No assurance can be given that the Company will be able to successfully compete in these markets, or that it will be able to meet the technical specifications imposed by its customers or potential customers.

         RISKS DUE TO CHANGING PRODUCT MIX. The gross margin on the Company's revenues from some of its product and service lines is higher than the gross margin on other of its product and service offerings. Accordingly, any change in the mix of types of products and services sold towards lower margin products and services will affect the gross margin on the Company's total revenues and, accordingly, will result in lower net income (or higher net losses) on the same amount of revenues. A change in product and service mix resulting in lower gross margin could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

         RISKS OF MANAGING PRIVATE PROGRAMS. Although the operations of MGT have been discontinued and MGT does not intend to form any new private programs, MGT will remain in the business of managing two business trusts that operate natural gas asset programs until MGT's interests in those business trusts are sold or the programs are liquidated. These private programs were financed by private placements of equity interests raising capital to acquire the assets and business operated by the programs. Management of such private energy programs involves certain risks including, but not limited to:

         o Risks due to adverse changes in the success of the programs due to events, conditions and factors outside of the control of MGT, such as general and local conditions affecting the energy market and the price of the program's products;

         o        Changes in the regulatory environment;

         o        Reliance upon suppliers and customers;

         o        Hazards of energy facilities; and

         o        Changes in technology.

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company, principally through Metretek, markets and sells its products and services in certain international markets. Metretek has an established office in the United Kingdom. International revenues, which are comprised of export sales to foreign markets from the United States and sales by Metretek's United Kingdom subsidiary, constituted approximately 8% and 9% of the Company's consolidated revenues in fiscal years 1998 and 1997, respectively. The Company, primarily through Metretek, intends to continue and expand its international operations and enter new international markets. This expansion will require significant management attention and financial resources. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization and marketing of products and services in foreign markets, and the development of relationships with international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's international operations are also subject to other inherent risks, including:

         o        Changes in applicable laws and regulatory requirements;

         o        Export and import restrictions;

         o        Export controls relating to technology;

         o        Tariffs and other trade barriers;

         o        Less favorable intellectual property laws;

         o        Difficulties in staffing and managing foreign operations;

         o        Political instability;

         o        Fluctuations in currency exchange rates;

         o        Potential adverse tax consequences;

         o        Cultural and language difficulties;

         o The impact of a recessionary environment in economics outside the United States;

         o        The potential exchange and repatriation of foreign earnings;

         o        Localization and translation of products;

         o Difficulties in collecting accounts receivable and longer collection periods; and

         o        The impact of local economic conditions and practices.

         The Company's success in expanding its international operations depends, in part, on its ability to anticipate and effectively manage these and other risks. The Company has limited experience in conducting its business outside the United States and may encounter unforeseen difficulties in conducting operations in foreign countries. In addition, while the Company's current products are designed to meet relevant regulatory requirements of foreign markets in which they are sold, any inability to obtain any required foreign regulatory approval and any changes in foreign regulatory requirements could have a material adverse effect on the Company's ability to conduct business in such markets. In addition, the Company may confront significant challenges in developing and implementing localized versions of its system due to many factors including the differing standards among utilities on a country by country basis.

         A portion of the Company's revenues from sales to foreign entities is in the form of foreign currencies. The Company has no hedging or similar foreign currency contracts, and fluctuations in the value of foreign currencies could adversely impact the profitability of the Company's foreign operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international activities and, consequently, on the Company's business, financial condition or results of operations.

         COMPETITION. The markets for the Company's products and services are highly competitive and are characterized by rapidly changing technology, frequent product and service performance improvements and evolving industry standards. The Company believes that its future ability to compete effectively will depend, in part, upon its ability to continue to improve its products and services and process technologies and to develop new technologies in order to maintain the performance advantages of products and processes relative to competitors, to adapt products and services and processes to technological changes, to identify and adopt emerging industry standards and to adapt to customer needs. Many of the Company's present and potential competitors have substantially greater financial, marketing, technical, manufacturing and other resources, name recognition and experience than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. There can be no assurance that the Company will be able to compete successfully in the future with any of these sources of competition. In addition, there can be no assurance that competitive pressures will not result in price erosion, reduced margins, loss of market share or other factors. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. See "Competition" above.

         DEPENDENCE UPON FUTURE ACQUISITIONS. Acquisitions have in the past played an important role in implementing the Company's business strategy. The Company believes that additional acquisitions in the future are important to its growth, development and continued ability to compete effectively in the marketplace. The Company evaluates potential acquisitions and strategic investments on an ongoing basis. In the event the Company were to identify an appropriate acquisition candidate, there is no assurance that the Company would be able to successfully negotiate the terms of any such acquisition, finance such acquisition and integrate such acquired business, products, technologies or services into the Company's existing business and operations. Furthermore, the integration of an acquired business could cause a diversion of management time and resources. In addition, there can be no assurance that any acquisition of new technology will lead to the successful development of new products, or that any such new products or services, if developed, will achieve market acceptance or prove to be profitable. There can be no assurance that a given acquisition, when consummated, would not materially adversely affect the Company's business, financial condition or results of operations. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions and may result in increased indebtedness, interest and amortization expense or decreased operating income (or increased operating losses), any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company consummates one or more significant acquisitions in which the consideration consists of capital stock or securities convertible into capital stock, or is financed with the net proceeds of the issuance of capital stock or securities convertible into capital stock, stockholders of the Company could suffer a significant dilution of their percentage ownership interests in the Company. Except as otherwise set forth herein, the Company presently has no agreements or commitments with respect to any material acquisition and there can be no assurance that any such additional businesses will be acquired. In addition, there can be no assurance that any such acquisitions, if made, will be successful or that they will assist the Company in the accomplishment of its long-term business strategy.

         UNCERTAINTY OF PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND INFRINGEMENT RISKS. The Company's success and ability to compete are dependent in part upon its intellectual property and proprietary rights and technology. The Company relies on a combination of patents, copyrights, trademark and trade secret laws, and confidentiality agreements and licensing arrangements, to establish and protect its rights in its products and proprietary technology. Although the Company maintains certain patents related to its business, the Company does not believe that its competitive position is dependent upon patent protection or that its operations are dependent upon any individual patent. The Company generally requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of proprietary technology. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate. In addition, the laws of some foreign countries may not protect the Company's proprietary rights as fully or in the same manner as do the laws of the United States.

         Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy, reverse engineer or otherwise obtain, use or exploit aspects of the Company's products, develop similar technology independently, or otherwise obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. In addition, the Company may resort to litigation to enforce its intellectual property rights, to protect its trade secrets, to determine the validity and scope of others' proprietary rights, or to defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially adversely affect the Company's business, financial condition or results of operations.

         The Company may receive notice of claims of infringement of other parties' proprietary rights in the normal course of business. Although the Company does not believe that its products infringe the proprietary rights of third parties, the Company cannot guarantee that such infringement or invalidity claims will not be asserted or prosecuted against the Company. Defending such claims, regardless of their validity, could result in significant costs and diversion of resources. Such assertions or defense of such claims may materially adversely affect the Company's business, financial condition or results of operations. In addition, such assertion could result in injunctions against the Company. Injunctions that prevent the Company from distributing its products would have a material adverse effect on its business, financial condition and results of operations. If such claims are asserted against the Company, the Company may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms.

         UNCERTAINTY AND RISKS RESULTING FROM YEAR 2000 ISSUES. The "Year 2000 issue," which presents potential risks and uncertainties to virtually all businesses, is the result of computer programs that use two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failures or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company may be affected by Year 2000 issues related to non-compliant information technology, systems or non-information technology systems operated by the Company or by third parties. The Company has substantially completed its evaluation and assessment of its internal and third party information technology systems and non-information technology systems. At this point in its assessment, the Company is not currently aware of any Year 2000 issues relating to systems operated by the Company or by third parties that would have a material adverse effect on the Company's business, results of operations or financial condition. The Company has and will continue to modify and replace portions of its existing information technology system so they will function properly with respect to dates in the Year 2000 and thereafter. Based on its assessment to date, the Company does not anticipate that costs associated with remediating the Company's non-compliant information technology or non-information technology systems will be material, although there can be no assurance to such effect.

         The Company believes that the greatest risks from Year 2000 issues will result from the failure of third parties, with which the Company has material relationships or on which the Company is materially dependent, to become Year 2000 compliant. Although the Company is not presently aware of any significant vendor, supplier, service provider or customer that will have Year 2000 issues material to the Company's operations, many businesses are resistant to providing any written or binding assurances that they will be Year 2000 compliant. In addition, the Company has no control over Year 2000 compliance programs by third parties. Accordingly, the Company cannot provide any assurance that the systems of its essential vendors, suppliers, service providers or customers will be Year 2000 compliant. The lack of Year 2000 compliance by such third parties could have a material adverse impact on the Company's results of operations, financial condition and business. It is difficult to predict with a high degree of accuracy, and impossible to guaranty, what impact any Year 2000 issues will have on the Company. The Company currently anticipates a minimum level of disruption, inconveniences and inefficiencies in its operations as a result of systems failures, primarily related to non-compliance by third parties. The Company believes the risks are greatest with respect to electric power and water supply, and telecommunications and transportation services. Outages of any of these vital services and supplies could prevent the Company from performing its services or impair its ability to perform its services. There can be no assurance that Year 2000 issues will not be material to the Company, or that the cost of interruptions with the systems of third parties will not have a material adverse effect on the Company's business, financial condition or results of operations.

         UNCERTAINTY OF LEGAL PROCEEDINGS. The Company and one of its subsidiaries are defendants to a pending action filed in 1993 in Denver District Court in which the plaintiff is seeking damages in the amount of approximately $420,000 and punitive damages. The Company believes the allegations against it are without merit, intends to contest such allegations vigorously, and has asserted counterclaims against the defendant. In 1997, the Denver District Court entered a summary judgment in favor of the Company, but the summary judgment was reversed on February 18, 1999 by the Colorado Court of Appeals. The Company intends to appeal the reversal of the summary judgment motion to the Colorado Supreme Court. The Company is also from time to time involved in routine litigation incidental to its business, although currently there are no other pending, or to the knowledge of management, threatened material proceedings. Based upon current information, the Company does not expect any such proceedings to have a material adverse effect on the Company. However, the outcome of litigation is inherently uncertain, and such litigation could, despite management's current expectations, result in a material adverse effect on the Company's business, financial condition or results of operation. See "Item 3. Legal Proceedings."

         RISKS INHERENT IN NATURAL GAS OPERATIONS. Some of the Company's operations are subject to the hazards and risks inherent in the servicing and operation of natural gas assets, including encountering unexpected pressures, explosions, fire, natural disasters, blow-outs, cratering and pipeline ruptures, which could result in personal injuries, loss of life, environmental damage and other damage to the properties of the Company and others. These operations involve numerous financial, business, regulatory, environmental, operating and legal risks. Damages occurring as a result of these risks may give rise to product liability claims against the Company. The Company has product liability insurance generally providing up to $6,000,000 of coverage per occurrence and $7,000,000 annual aggregate coverage. Although the Company believes that its insurance is adequate and customary for companies of a similar size engaged in operations similar to that of the Company, losses could occur for uninsurable or uninsured risks or losses could occur in excess of existing injury coverage. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the Company cannot provide any assurance that it will be able to maintain adequate insurance in the future at rates it considers reasonable.

         GOVERNMENTAL REGULATION. The Company's business operations are subject to extensive federal, state, local and foreign laws and regulations. The Company cannot provide any assurance that that laws and regulations either existing or enacted in the future or the repeal or modification of current laws and regulations will not adversely affect the Company's business, financial condition or results of operations. Furthermore, amendments to statutes and regulations and the Company's expansion into new areas could require the Company to continually modify or alter methods of operations at costs which could be substantial. There can be no assurance that the Company will be able, for financial or other reasons, to comply with all applicable laws and regulations. If the Company fails to comply with such laws, rules and regulations, then it could be the subject of substantial penalties.

         DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a large extent on its ability to attract and retain highly qualified technical, managerial, sales and marketing personnel, including the abilities and continued participation of its executive officers and key employees. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in hiring or retaining the requisite personnel in the future. The Company does not carry key-man insurance policies on any of its officers, directors or key employees. The loss of the services of any of these persons, or the inability of the Company to hire qualified personnel on a timely basis and retain their services, could have a material adverse effect on the Company's business, financial condition or results of operations.

         DEPENDENCE ON BUSINESS RELATIONSHIPS TO ACHIEVE MARKET PENETRATION. A key element of the Company's business strategy is the formation of corporate relationships with other companies to provide products and services to existing and new markets. The Company is currently investing, and plans to continue to invest, significant resources to develop these relationships. The Company believes that its success in penetrating new markets will depend in large part on its ability to maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance that the Company will be able to develop additional corporate relationships with such companies, that existing relationships will continue or be successful in achieving their purposes or that such companies will not form competing arrangements.

         CONTROL BY EXISTING STOCKHOLDERS. As of February 28, 1999, the officers, directors and 5% or greater shareholders of the Company beneficially owned approximately 1,612,849 shares of Common Stock (including shares issuable upon the exercise or conversion of (i) presently exercisable stock options, (ii) presently exercisable warrants, and (iii) the American Meter Note), which shares constituted 40.1% of the total outstanding shares of Common Stock, assuming all options, warrants and rights held by such persons are exercised or converted. While the Company is unaware of any agreement among such persons to act together, they would be able to materially influence and may effectively control the outcome of all matters submitted to a vote of the Company's stockholders, including (i) the election or removal of directors, and (ii) any merger, consolidation or sale of all or substantially all of the assets of the Company. Such a concentration of ownership may also have an adverse effect on the market price of the Common Stock.

         SHARES ELIGIBLE FOR FUTURE SALE. Virtually all of the Company's outstanding shares of Common Stock are presently eligible for immediate sale in the public market. Sales of substantial amounts of Common Stock into the public market, or a perception that such sales could occur, and the existence of options and warrants to purchase Common Stock representing an overhanging obligation of the Company to sell additional Common Stock at prices that may be below the then current market price of the Common Stock, could adversely affect the market price of the Common Stock and could impair the Company's future ability to raise the capital through the sale of its equity securities. Also, as of February 28, 1999, options to purchase 423,298 shares of Common Stock and warrants to purchase 983,062 shares of Common Stock were outstanding. American Meter has certain registration rights with respect to 620,326 shares of Common Stock issued to it by the Company or issuable to it upon the conversion of the American Meter Note.

         ANTI-TAKEOVER PROVISIONS. Certain provisions of (i) the Company's Restated Certificate of Incorporation, as amended (the "Certificate"), and the Company's Amended and Restated By-Laws (the "By-Laws"), including a fair price requirement, a classified Board of Directors, anti-greenmail restrictions, super-majority vote requirements for certain fundamental corporate actions and certain provisions relating to stockholder actions, (ii) the termination and changes in control arrangements in the employment contracts with certain executive officers of the Company, and (iii) the Company's Rights Agreement, may have the effect of delaying or preventing a change in control of the Company and may make more difficult the removal of incumbent management even if such transactions could be beneficial to stockholders. Further, Section 203 of the General Corporation Law of the State of Delaware (the "DGCL") prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions could have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the market price of Common Stock.

         AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK. The Board of Directors of the Company is authorized to issue, without further stockholder approval, up to 2,500,000 shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), which consists of 1,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The terms of the Series A Preferred Stock and the Series C Preferred Stock are fixed and include rights preferential to the Common Stock with respect to dividends and liquidation preferences. The Board of Directors is also authorized to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to the Series B Preferred Stock without further stockholder approval. The Company may in the future issue shares of Preferred Stock or create additional series and classification of Preferred Stock. No shares of Preferred Stock are currently issued and outstanding, and the Company has no current plan or intention to issue any shares of Preferred Stock. The issuance of any shares of Preferred Stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and, further, could be used by the Board of Directors as a means to prevent a change in control of the Company.

         NO DIVIDENDS. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings, if any, in the foreseeable future in order to finance the operations and growth of the Company. In addition, the Company's credit facility prohibits the payment of cash dividends without the consent of the lender. Accordingly, the Company does not anticipate paying dividends to holders of Common Stock in the foreseeable future.

         VOLATILITY OF COMMON STOCK PRICE. The market price of the Company's Common Stock has in the past been, and in the future is likely to continue to be, highly volatile. A variety of events could result in wide fluctuations in the market price of the Common Stock, including without limitation:

         o        Quarter-to-quarter variations in operating results;

         o        News announcements;

         o        Trading volume;

         o        General trends in the industry;

         o        Overall market conditions;

         o Technological innovations or new products or services by the Company or its competitors;

         o        Revised earnings estimates or other comments by analysts; and

         o        General stock market trends and conditions.

         In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Additionally, the stock market in general, and the market for technology and energy stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology and energy companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether or not successful, could result in substantial costs and diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases its corporate executive offices located in downtown Denver, Colorado, which contain 3,443 square feet. The lease currently has a monthly rental obligation of $4,433, including operating costs, expires July 31, 2001, and contains a market-rate renewable lease provision.

         Metretek leases its principal business offices, located in Melbourne, Florida, for its executive, manufacturing, engineering, warehouse and marketing operations. This facility has 45,500 square feet and a current monthly rental obligation of $29,420, including operating costs. The lease expires June 30, 2005. Metretek has sub-leased 8,470 square feet of its space for $7,053 monthly rental.

         Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 57,000 square feet, total monthly rental obligations of approximately $31,000 and terms expiring at various times through 2001. In addition, Southern Flow owns and occupies land and a 8,600 square foot office building in Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS

         In 1993, a former employee filed an action in Denver District Court against DVCO Fuel Systems, Inc. ("DVCO"), a former subsidiary of Marcum Denver, and the Company, alleging that the Company conspired with certain third parties to defraud him and that the Company intentionally interfered with certain contracts in which he had an interest. The former employee is seeking damages in the amount of approximately $420,000 and punitive damages. The Company has denied the former employee's claims and has asserted counterclaims against the former employee, alleging that (i) he breached an agreement with the Company which included a legal release, (ii) he made intentional and/or negligent misrepresentations regarding his qualification and reputation in the compressed natural gas industry, (iii) he breached his fiduciary duty to the Company, and
(iv) he disparaged the Company. On July 24, 1997, the former employee's action was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgement against the former employee's claims. On February 18, 1999, the Colorado Court of Appeals reversed the summary judgment. The Company intends to appeal that ruling to the Colorado Supreme Court. The Company believes the allegations against it and DVCO are without merit and intends to defend the action vigorously. Although the outcome of litigation is inherently uncertain, in the opinion of the Company's management, this litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

         The Company is from time to time involved in routine litigation incidental to its business. However, other than as set forth above, there are no material legal proceedings currently pending, or to the knowledge of management, threatened that the Company expects, based upon current information, to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MGAS". The Company's Common Stock Purchase Warrants (the "Warrants") which were distributed as a special dividend to the Company's stockholders on September 18, 1998 have traded on the Nasdaq SmallCap Market since such date under the symbol "MGASW". The following table sets forth, for the periods indicated, the closing high and low sales prices of the Common Stock as reported on the Nasdaq National Market and of the Warrants as reported on the Nasdaq SmallCap Market:


                                    COMMON STOCK         WARRANTS
                                  ----------------     ------------
PERIOD                             HIGH       LOW      HIGH    LOW
------                             ----       ---      ----    ---
1997:
         First Quarter ......     $4.88     $3.00
         Second Quarter .....      3.88      2.76
         Third Quarter ......      5.64      3.32
         Fourth Quarter .....      5.00      3.52


1998:
         First Quarter ......      5.50      4.13
         Second Quarter .....      5.25      3.12
         Third Quarter (since
           September 18, for
           Warrants) ........      3.25      1.78      .44     .31
         Fourth Quarter .....      2.56      1.41      .75     .20




         As of March 16, 1999, there were 308 holders of record of the Common Stock and 324 holders of record of the Warrants. Because many of the shares of Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to determine precisely the total number of stockholders represented by these record holders but estimates, based upon available information, that there are at least 3,000 beneficial owners of its Common Stock.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company's Board of Directors does not anticipate paying any cash dividends in the foreseeable future, as it intends to retain any earnings to finance the operations and growth of the Company. In addition, the Company's credit facility prohibits the payment of dividends without the consent of the lender. The payment of any cash dividends on the Common Stock in the future will depend on such factors as the earnings, anticipated growth requirements and operating and financial condition of the Company, contractual restrictions and any other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the years ended December 31, 1998 and 1997 and of the consolidated financial condition of the Company as of December 31, 1998 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

         In addition, this item contains certain forward-looking statements made pursuant to the safe harbor provisions of Section 28A of the Securities Act and
Section 21E of the Exchange Act. Such forward-looking statements are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the factors described under "Item 1. Description of Business -- Additional Factors That May Affect The Company's Future Results" and other risks and uncertainties discussed in this Item and elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

         The following table sets forth selected information from the Company's consolidated statement of operations related to the Company's primary business segments and is intended to assist the reader in an understanding of the Company's results of operations for the periods presented:

                                                                      YEARS ENDED
                                                                      DECEMBER  31,
                                                               -----------------------
                                                                 1998          1997
                                                                 ----          ----
                                                            (dollar amounts in thousands)
         REVENUES:
                  Southern Flow ..........................     $ 11,106      $ 11,585
                  Metretek ...............................        8,774         8,805
                  Other ..................................           42            43
                                                               --------      --------
                  Total ..................................     $ 19,922      $ 20,433
                                                               ========      ========

         GROSS PROFIT:
                  Southern Flow ..........................     $  2,448      $  2,960
                  Metretek ...............................        4,568         4,509
                                                               --------      --------
                  Total ..................................     $  7,016      $  7,469
                                                               ========      ========

         SEGMENT PROFIT (LOSS):
                  Southern Flow ..........................     $    747      $  1,179
                  Metretek ...............................          434           269
                  Other ..................................       (1,486)       (1,104)
                                                               --------      --------
                  Income (loss) from continuing operations         (305)          344
                  Loss from discontinued operations ......          (34)       (1,868)
                                                               --------      --------
                  Total ..................................     $   (339)     $ (1,524)
                                                               ========      ========

         The Company evaluates the performance of its operating segments based on income (loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items and income and expense not allocated to its operating segments.

         During 1998, the Company decided to discontinue its business segment engaged in acquiring or financing the acquisition of natural gas assets through private programs. In addition, on June 27, 1997, the Company sold its natural gas refueling equipment segment and substantially all of the operating assets related thereto. The financial statements have been reclassified to exclude the operating results of these two segments from continuing operations and to account for these segments as discontinued operations (see Note 3 to the Consolidated Financial Statements). The following discussion relates only to the Company's continuing operations.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues. The Company's consolidated revenues for the year ended December 31, 1998 decreased $510,727, or 2%, compared to 1997, due principally to a decrease in the revenues of Southern Flow. Southern Flow's revenues decreased $479,625, or 4%, for the year ended December 31, 1998, compared to 1997 due to adverse weather conditions in the Gulf Coast during the third and fourth quarters which limited Southern Flow's operating activities in its principal operating region. Metretek's revenues for the year ended December 31, 1998 decreased $30,465, or less than 1%, compared to 1997, consisting of a decrease in international sales of $222,874 and an increase in domestic sales of $192,409. The decrease in Metretek's international revenues in 1998 was the net result of the following key factors: (i) reduced sales to Metretek's customers in South America; (ii) increased sales through Metretek Europe, its European distribution subsidiary; and (iii) increased sales to Metretek's customers in Australia and Canada. The increase in Metretek's domestic revenues in 1998 was the net result of three key factors: (i) an improvement in circuit board assembly sales by its wholly owned subsidiary, Sigma VI, due to the acquisition of QCMI as well as the expansion of its line of business; (ii) electronic corrector product sales occurring as a result of its acquisition of that product line from American Meter Software in May 1998; and (iii) reduced sales of remote data collection products due to decreased domestic demand for those products in 1998 compared to 1997.

         Costs and Expenses. Cost of sales and services include the product and personnel and related overhead costs for the Company's goods and services. Cost of sales and services for the year ended December 31, 1998 decreased $56,198, or less than 1%, compared to 1997. Metretek's cost of sales and services for the year ended December 31, 1998 decreased $89,480, or 2%, compared to 1997 due primarily to decreased sales activity in 1998. Metretek's gross profit margin after costs of sales and services for the year ended December 31, 1998, increased from 51.2% to 52.1% compared to 1997. The improvement in Metretek's gross profit margin reflected (i) cost reductions in electronic parts used in its products; and (ii) a reduction in outsourcing costs to assemble the electronic components of its products, which assembly is now being done in-house. Metretek's gross profit margin is also dependent on its product mix because the gross profit margin on some of its products and service lines is higher than the gross profit margin on other of its products and services. Changes in Metretek's product and service mix will affect Metretek's gross profit margins in the future. Southern Flow's cost of sales and services for the year ended December 31, 1998 increased $33,282, or less than 1%, compared to 1997, despite the overall decline in Southern Flow's revenues. Southern Flow's gross profit margin after costs of sales and services for the year ended December 31, 1998 decreased from 25.6% to 22.0% compared to 1997. Southern Flow's gross profit margin declined because virtually all of its employee service costs continued unabated during the periods when adverse weather conditions reduced Southern Flow's revenues by limiting its service operations.

         General and administrative expenses include personnel and related overhead costs for the support and administration functions of the Company. General and administrative expenses for the year ended December 31, 1998 increased $124,237, or 4%, compared to 1997, due principally to the net effect of the following factors: (i) a decrease in expenses of Metretek of approximately $44,000 attributable to a reduction in personnel at Metretek Europe as well as overall cost savings at Metretek and Sigma VI resulting from combining certain administrative functions; (ii) a decrease in expenses of Southern Flow of approximately $89,000 attributable to reduced personnel costs; and (iii) an increase in general and corporate expenses of approximately $257,000 due to increased professional services, travel and public company reporting costs, as well as compensation costs associated with the Company's 1998 Employee Stock Purchase Plan for which there were no comparable costs in 1997.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for the sale and marketing activities of the Company, together with advertising and promotion costs. Selling, marketing and service expenses for the year ended December 31, 1998 decreased $117,597, or 7%, compared to 1997, substantially all of which related to activities at Metretek. The decrease in these expenses was due to the following factors: (i) fewer sales personnel during a significant portion of 1998 compared to 1997; (ii) reduced sales commissions due to fewer sales personnel as well as a reduction in commission rates for certain sales personnel; and (iii) reduced advertising and promotional expenses.

         Depreciation and amortization expenses include the depreciation and amortization of the Company's real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the year ended December 31, 1998 increased $167,171, or 18%, compared to 1997. This increase was due to additional goodwill amortization costs related to Metretek's recent acquisitions of the assets of American Meter Software and QCMI as well as increased depreciation expenses at both Metretek and Southern Flow.

         Research and development expenses include personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the year ended December 31, 1998 decreased $100,881, or 9%, compared to 1997, due to reduced costs at Metretek of personnel engaged in product enhancements and upgrade activities.

         Interest, finance charges and other expenses include interest and finance charges on the Company's credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the year ended December 31, 1998 increased $121,773, or 191%, compared to 1997. The increase reflects interest expense on additional borrowings in 1998 compared to 1997 in order to fund Metretek's acquisitions of American Meter Software and QCMI, borrowings to finance increases in Metretek's inventory and accounts receivable, and the amortized portion of capitalized finance charges incurred in 1998 to obtain the Company's current credit facility.

SEASONALITY AND CYCLICALITY

       Metretek historically derives substantially all of its revenues from sales of its products and services to the utility industry. Metretek has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the utility industry operates. The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Metretek's utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Purchases of Metretek's products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors.

       Based upon the discussion set forth in this item as well as the factors set forth under "Item 1. Description of Business - Factors That May Affect the Company's Future Results - - Quarterly Financial Results are Subject to Significant Fluctuations", the Company believes that future revenues, expenses and results of operations are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance.

FINANCIAL CONDITION AND LIQUIDITY

         The Company requires capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses, (iii) capital expenditures for property and equipment and software development, and
(iv) the funding of possible future acquisitions.

         Net cash used by operating activities was approximately $1,460,000 for the year ended December 31, 1998, which was the net result of the following: (i) approximately $899,000 of cash provided by continuing operations, before changes in operating assets and liabilities; (ii) approximately $2,356,000 of cash used to fund changes in working capital and other asset and liability accounts; and
(iii) approximately $3,000 of cash used by discontinued operations.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1999 will be approximately $1,450,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $961,383 were incurred in the year ended December 31, 1998.

         The Company anticipates capital expenditures in 1999 of approximately $450,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the year ended December 31, 1998 totaled $608,950.

         On May 4, 1998, Metretek acquired substantially all of the assets and business of American Meter Software pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of American Meter Software and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of American Meter Software. The assets and business operations acquired have been relocated to Metretek's existing facility in Melbourne, Florida.

         In consideration for the purchase of the assets and business, the Company and Metretek paid and delivered to American Meter Software at the closing an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock of the Company, and the $1,200,000 convertible subordinated American Meter Note ($600,000 of which is contingent upon Metretek exceeding certain sales targets, as discussed below). The purchase price is subject to upward adjustment based upon Metretek's actual sales of products in the acquired business during the 18-month period that commenced July 1, 1998. If Metretek's annualized sales of products in the business acquired are greater than $3,900,000 during such period, then the purchase price will be increased on a dollar-for-dollar basis to the extent of such sales surplus, but the purchase price shall not be increased above $4,500,000 even if annualized sales are greater than that amount. Any increase in the purchase price will be effected by adjusting the principal balance of the American Meter Note. Subsequent to the Closing, the purchase price was adjusted down by $85,000 to reflect a decrease in American Meter Software's inventory between December 31, 1997 and May 4, 1998, partially offset by transitional costs assumed by Metretek.

         Up to $1,028,107 of the American Meter Note is convertible at any time at the option of American Meter Software into 180,766 shares of Common Stock of the Company at the rate of $5.6875 of principal per share. The American Meter Note bears interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears. The American Meter Note is due and payable May 4, 2002, and may be prepaid at any time without penalty or premium.

         On June 15, 1998, Metretek acquired substantially all of the assets of QCMI in exchange for $150,000 in cash. QCMI is a contract manufacturer of electronic circuit boards, sub-assemblies, and cable assemblies serving customers primarily in Melbourne, Florida and the immediately surrounding area.

         On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to Southern Flow and Metretek, subject to limitations described below. The Loan Agreement provides for daily advances to Southern Flow and Metretek in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The Company makes monthly interest payments computed at prime plus 1% (8.75% at December 31, 1998) on outstanding balances of the Loans. The Loans mature on March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, Southern Flow, and Metretek, including equipment, inventory, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income (loss), a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance or repurchase of securities (with certain exceptions) without the Lender's consent. Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek.

         At December 31, 1998, the Company had a combined $4,375,458 Loan availability, of which $2,561,702 had been borrowed by Southern Flow and Metretek, leaving $1,813,756 in unused Loan availability. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans, lines of credit, and accrued interest with two commercial bank lenders in the aggregate amount of $468,993, including $279,021 of a term loan and accrued interest owed by the Company's discontinued MGT segment to a commercial bank lender.

         In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company is authorized to purchase up to approximately 7% of its outstanding Common Stock in open market transactions, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. The Company may use the repurchased shares for employee benefit plans and other corporate purposes, may hold the repurchased shares in treasury or may retire the purchased shares. Through December 31, 1998, the Company had repurchased 57,088 shares of its Common Stock at an average price of $2.25 per share. In September 1998, prior to adopting the Stock Repurchase Plan, the Company repurchased 18,181 shares of Common Stock that were issued to a licensor pursuant to a license agreement in order to satisfy certain obligations of the Company under the license agreement.

         Based on the Company's current plans and assumptions, management believes that the Company's capital resources, including cash and cash equivalents, amounts available under existing credit facilities and funds generated from continuing operations, and additional proceeds from the disposition of the remaining assets of its discontinued operations, will be sufficient to meet its currently anticipated cash needs, including its working capital needs, capital commitments and debt service requirements, for at least the next twelve months. Additionally, the Company may also use a portion of its capital resources to acquire businesses, products or technologies or to repurchase its shares of Common Stock. However, the Company may require additional funds to support its working capital requirements or for other purposes. Depending upon the Company's financial condition, including its liquidity needs and business activities, the conditions in the equity, debt and other financial markets, as well as other factors, the Company may from time to time seek to raise additional funds from the proceeds of public or private equity financing, debt financing, the sale of assets or from other sources. There can be no assurance that such additional funds will be available to the Company or that, if available, such funds can be obtained on terms favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for periods beginning after December 15, 1998. SOP No. 98-1 requires that the Company capitalize certain costs incurred in connection with developing or obtaining software for internal use. The Company currently capitalizes internal use software obtained from third parties and expenses internal use software that it develops. The Company is currently evaluating the impact SOP No. 98-1 will have on its financial statements, if any.

YEAR 2000 COMPLIANCE

         The "Year 2000 issue," which presents potential risks and uncertainties to virtually all businesses, is the result of computer programs that use two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failures or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar or normal business activities.

         The Company is continuing its evaluation and assessment of its information technology and non-information technology systems, including software, hardware and equipment that may be potentially affected by the Year 2000 issue. The Company estimates that its evaluation and assessment of these systems will be completed shortly. The Company has and will continue to modify and replace portions of its existing information technology systems so they will function properly with respect to dates in the year 2000 and thereafter. The Company believes that any Year 2000 issues with respect to its internal information technology systems have been substantially resolved, and the remainder will be resolved, by either internal software programming adjustments or by the installation of Year 2000 compliant information systems. The Company expects to complete substantially all modifications and replacements required for Year 2000 compliance in its information systems prior to September 30, 1999. The Company is also in the process of assessing non-information technology system containing embedded chips that may be Year 2000 sensitive to identify operating systems and equipment that are necessary or critical for continued operations. The Company intends to test essential operating systems and equipment containing embedded chips for Year 2000 compliance and to reprogram or replace such equipment as appropriate. Based upon its assessments to date, the Company is not aware of any significant Year 2000 issues in its control that will not be resolved prior to the Year 2000.

         The Company has also extensively tested the technologies it sells for Year 2000 issues. The Company believes that the technologies and services it currently sells are Year 2000 compliant, but the Company intends to continue testing to address any Year 2000 issues that may arise. The Company has made available Year 2000 modifications, upgrades and replacement technology to its customers that purchased prior technologies that were not Year 2000 compliant. Metretek's website includes a listing of products that Metretek has identified as either Year 2000 compliant, non-compliant, or compliant with qualifications as noted. The Company intends to make all requisite modifications, replacements and patches in order to resolve any Year 2000 issues that arise with respect to technologies and services sold by the Company.

         The Company believes that the greatest risk from Year 2000 issues will result from the failure of third parties, with which the Company has material relationships, to become Year 2000 compliant. The Company relies on third party service providers for services such as telecommunications, internet services, utilities and other key services. Interruption of these services due to Year 2000 issues could materially adversely effect the Company's operations. The Company has initiated communications with certain third parties, including vendors, suppliers, service providers and customers, that the Company believes are critical to its business operations and with respect to which the Company believes Year 2000 issues could materially affect the Company's business. Although the Company is not presently aware of any significant vendor, supplier, service provider or customer that will have Year 2000 issues material to the Company's operations, many businesses are resistant to providing any written or binding assurances that they will be Year 2000 compliant. In addition, the Company has no control over Year 2000 compliance programs by third parties. Accordingly, the Company cannot provide any assurance that the systems of its essential vendors, suppliers, service providers or customers will be Year 2000 compliant. The lack of Year 2000 compliance by such third parties could have a material adverse impact on the Company's results of operations, financial condition and business. If any such third parties (other than customers) are not Year 2000 compliant and such non-compliance had or is likely to have a material adverse effect on the Company, then the Company expects to utilize alternate vendors, suppliers and service providers (subject to availability) which are Year 2000 compliant. The Company intends to have in inventory a reserve of raw materials, which it believes is sufficient to avoid a disruption in its manufacturing process, to minimize the risk associated with third-party suppliers experiencing Year 2000 issues.

         The Company expects total incremental costs (other than internal labor time) of becoming Year 2000 compliant not to exceed approximately $200,000, of which the Company has spent approximately $97,000 through December 31, 1998. The Company intends to fund the costs associated with Year 2000 compliance through operating cash flows and does not expect to defer any significant information technology projects in order to become Year 2000 compliant. The Company intends to capitalize and depreciate costs which represent investments in new or upgraded technology that qualify as capital investments and to expense all other costs as incurred.

         It is difficult to predict with a high degree of accuracy, and impossible to guaranty, what impact any Year 2000 issues will have on the Company. The Company is in the process of attempting to assess the most reasonably likely worst case Year 2000 scenario, although the Company believes that it, as most businesses, will not be able to identify such scenario with any meaningful degree of certainty, given all the risks and uncertainties related to the Year 2000 issue, many of which are outside of its control. The Company currently anticipates a minimal level of disruption, inconveniences and inefficiencies in its operations as a result of systems failures, primarily related to non-compliance by third parties. The Company believes the risks are greatest with respect to electric power and water supply, telecommunications and transportation. Outages in any of these supplies could prevent the Company from providing its services in measuring and monitoring the energy consumption of its customers. Even if the Company could perform its services, these outages could prevent or delay the delivery of the information results to its customers. If the Company is unable to provide such services, then its revenues and results of operation, will be materially reduced. Year 2000 issues may also cause temporary delays in the delivery of raw materials and supplies, but the Company does not expect any such delays to materially affect the Company's operations. Other possible consequences include, but are not limited to, interruption of banking and commercial payment systems, invoicing errors, collection difficulties, inability to process customer transactions or otherwise engage in similar normal business activities, which events are beyond the reasonable ability of the Company to assess or control. There can be no assurance that Year 2000 issues will not be material to the Company, or that the cost of interruptions with the systems of third parties will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         This section discussing Year 2000 issues contains forward-looking statements. The costs and anticipated completion dates for Year 2000 compliance by the Company and the estimated impact of Year 2000 issues on the Company are based upon management's best estimates at this time, which were derived utilizing numerous assumptions as to future events and third party activities, including the continued availability of certain resources, third party modifications plans and other factors, and may be updated from time to time as additional information becomes available. However, the Company cannot guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability and costs of Year 2000 compliant technology, the ability to identify and correct all potential Year 2000 sensitive issues, the ability of essential third parties to bring their systems into Year 2000 compliance, the level of Year 2000 disruptions experienced by the Company's vendors, suppliers, service providers and customers, the success of any required contingency actions and similar uncertainties.

         The Year 2000 statements in this document, as well as other Company disclosures regarding Year 2000 issues, are intended to constitute "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information concerning the directors and executive officers of the Company:

NAME                                        AGE            POSITION(S)
----                                        ---            -----------
W. Phillip Marcum (1)                        55            President and Chief Executive Officer
                                                                Chairman of the Board and Director
A. Bradley Gabbard (2)                       44            Executive Vice President, Chief Financial
                                                                Officer, Treasurer and Director
Ronald W. McKee                              51            President of Metretek and Director
Basil M. Briggs (1)                          63            Director
Robert Lloyd (2)                             60            Director
Anthony D. Pell (2)                          60            Director
Harry I. Skilton (1)                         60            Director
Albert F. Thomasson (2)                      57            Director

--------------------
(1)  Member, Compensation Committee
(2)  Member, Audit Committee


         W. PHILLIP MARCUM, a founder of the Company, has served as the President, Chief Executive Officer, Chairman of the Board and a director of the Company since its incorporation in April 1991. He also serves as the Chairman and Chief Executive Officer of each of the Company's direct wholly owned subsidiaries. He currently serves on the board of directors of one public corporation, Key Energy Services, Inc., East Brunswick, New Jersey, an oilfield service provider, and one privately-held corporation, Test America, Inc., Asheville, North Carolina, a water analysis company.

         A. BRADLEY GABBARD, a founder of the Company, has served as a director of the Company since its incorporation in April 1991. He has served as the Executive Vice President of the Company since July 1993, and the Chief Financial Officer and Treasurer of the Company from April 1991 through July 1993 and since August 1996. He also served as the Vice President and Secretary of the Company from April 1991 through July 1993. Mr. Gabbard also serves as the Chief Financial Officer of each of the Company's direct wholly owned subsidiaries. From October 1990 to February 1991, Mr. Gabbard was employed by Boettcher & Company, serving as Vice President in its research department. In 1987, Mr. Gabbard joined Great Horn, Inc., a privately held New York based investment corporation, as its Vice President in charge of western oil and gas investment activities. In 1988, Great Horn acquired a controlling interest in Premier Resources, Ltd., Denver, Colorado, and appointed Mr. Gabbard as the Executive Vice President and Chief Operating Officer, where he served until the sale of Premier in 1990. From 1981 to 1987, Mr. Gabbard was employed by Search Drilling Company, Wichita, Kansas, a privately held oil and gas company, initially serving as its Vice President of Finance, and later as an Executive Vice President. From 1976 to 1981, Mr. Gabbard was employed in the Oklahoma City office of Ernst and Whinney (now Ernst and Young), principally serving clients in the oil and gas industry. Mr. Gabbard is a certified public accountant.

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

         BASIL M. BRIGGS has served as a director of the Company since June 1991. He has been a practicing attorney in Detroit, Michigan since 1961, practicing law with Cox, Hodgman & Giarmarco, P.C., Troy, Michigan, since January 1997. He was of counsel with Miro, Weiner & Kramer, P.C., Bloomfield Hills, Michigan, from 1987 through 1996. Mr. Briggs was the President of Briggs & Williams, P.C., Attorneys at Law, from its formation in 1977 through 1986. Mr. Briggs was the Secretary of Patrick Petroleum Company ("PPC") from 1984, and a director of PPC from 1970, until PPC was acquired by GPC in August 1995. Since August 1995, he has been a director of GPC.

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

         ANTHONY D. PELL has served as a director of the Company since June 1994. Mr. Pell is a director of Rochdale Investment Management, Inc., New York, New York. He was the President and a co-owner of Pell, Rudman & Co., Boston, Massachusetts, an investment advisory firm, from 1981 until 1993, when it was acquired by United Asset Management Company, since which time he has served as a consultant. Mr. Pell was a director of Metretek from 1985 until Metretek was acquired by the Company in March 1994. Mr. Pell was associated with the law firm of Coudert Brothers from 1966 to 1968 and with the law firm of Cadwalder, Wickersham and Taft from 1968 to 1972, specializing in estate and tax planning. In 1972, Mr. Pell joined Boston Company Financial Strategies, Inc. as a Vice President and was appointed a Senior Vice President in 1975.

         HARRY I. SKILTON has served as a director of the Company since May 1998. Since 1994, Mr. Skilton has been the President, Chief Executive Officer and a director of American Meter Company, Horsham, Pennsylvania, a worldwide supplier of meters and electronic instruments to the natural gas industry, and an officer and director of various American Meter subsidiaries. American Meter is ultimately controlled by Ruhrgas, a German corporation. Mr. Skilton is also a director of Elster AG and Chairman of International Gas Measurement Ltd. (UK), which are affiliates of Ruhrgas. From 1992 through 1994, Mr. Skilton was a principal of D/R Consultants, which engaged in general industry marketing and consulting. From 1990 through 1992, Mr. Skilton was the President, Chief Operating Officer and a director of Lukens Inc., Coatsville, Pennsylvania, a diversified company engaged in a manufacture of carbon, steel and related products. From 1986 through 1990, Mr. Skilton was the Executive Vice President and Group President of the Air Distribution Group of Phillips Industries, Inc., Dayton, Ohio, which produces building components, air distribution, transportation materials handling systems. From 1965 through 1984, Mr. Skilton served in various executive capacities with Illinois Tool Works, Inc., General Instrument Corporation and Celanese Corporation.

         ALBERT F. THOMASSON has served as a director of the Company since March 1994. Mr. Thomasson was a director of Metretek from 1981 until it was acquired by the Company in March 1994. For the past five years, Mr. Thomasson has been President of AFT Corporation, which provides management consulting services to selected businesses in the Birmingham, Alabama area; President of AFTCO Properties, Inc. and Brookhaven Properties, III, Inc., which are engaged in residential real estate development in the Birmingham area; President of Thomasson, Coal & Coke, Inc., which is a manufacturer of alloy block for foundries until it merged into AFT Corporation in 1996; Managing General Partner of Opto Oil and Gas Company, which owns working interests in oil and gas fields; and Chairman of the Board of Daily Access Concepts, Inc., Mobile, Alabama, which provides fully automated recordkeeping and trading services for qualified retirement plans.

         The Board of Directors of the Company currently consists of eight members divided into three classes, with members of each class holding office for staggered three-year terms. The Class I Directors, whose terms expire in 2001, are Messrs. Marcum, Briggs, and Lloyd. The Class II Directors, whose terms expire at the Annual Meeting of Stockholders in 1999, are Messrs. Gabbard, McKee and Thomasson. The Class III Directors, whose terms expire in 2000, are Messrs. Pell and Skilton. Each director serves in office until his successor is duly elected and qualified. In May 1998, in connection with the Company's acquisition of the assets of a subsidiary of American Meter, Mr. Skilton was appointed to the Board of Directors. Any additional members added to the Board of Directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. Officers of the Company are appointed by the Board of Directors and serve at its discretion, subject to the employment agreements discussed in "Item 10. Executive Compensation".

KEY EMPLOYEES

         Information concerning certain key employees of the Company is set forth below:

         WOOD A. BREAZEALE, JR., 69, has served as the President, Chief Operating Officer and a director of Southern Flow since May 1993. Mr. Breazeale was the President and Chief Operating Officer of Southern Flow Companies, a division of Homco International, Inc., and a Vice President of Homco International, Inc., from 1979 until the Company purchased the assets of the Southern Flow Companies division of Weatherford in April 1993. Mr.
Breazeale founded Southern Flow Companies in 1953.

         GARY J. ZUIDERVEEN, 40, has served as the Controller of the Company since May 1994 and as the Secretary and Principal Accounting Officer of the Company since August 1996. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm's national office accounting research department.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act ("Section 16(a)") requires the directors and executive officers of the Company and persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock ("10% Stockholders") to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission and the

Nasdaq Stock Market, and to furnish the Company with copies of all such reports that they file. Based solely upon its review of the copies of such forms received by the Company, the Company believes that, during 1998, its directors, executive officers, and 10% Stockholders timely complied with all applicable
Section 16(a) filing requirements, except for the late filing of Mr. Skilton's initial statement of beneficial ownership on Form 3.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth certain information concerning the total compensation that the Company paid or accrued for services rendered to the Company in all capacities during the last three fiscal years by its Chief Executive Officer and its two other executive officers ("Named Executive Officers") whose total salary and bonus exceeded $100,000 in the fiscal year ended December 31, 1998 ("fiscal 1998"):

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                        COMPENSATION
                                                                        ------------
                                                                           AWARDS
                                                                           ------
                                                                         SECURITIES
                                               ANNUAL COMPENSATION(1)    UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR     SALARY($)     BONUS($)   OPTIONS(#)(2) COMPENSATION($)(3)
---------------------------           ----     ---------     --------   ------------- ------------------
W. Phillip Marcum ...............     1998     $200,000     $      0      120,000(4)     $  6,436
      President and Chief .......     1997      175,250       31,395       50,000           6,127
      Executive Officer .........     1996      162,000       21,900       76,200(5)        2,678


A. Bradley Gabbard ..............     1998      145,000            0       44,500(4)        6,249
      Executive Vice President ..     1997      127,292       24,225       25,000           5,877
      and Chief Financial Officer     1996      121,000       13,200       23,250(5)        8,821

Ronald W. McKee (6) .............     1998      130,000            0       25,000(4)        4,102
      President of Metretek .....     1997      100,000       19,380       12,250           3,829

--------------------

(1) Excludes perquisites and other personal benefits, if any, which were less than the lesser of $50,000 or 10% of the total annual salary and bonus earned for each Named Executive Officer.

(2) The number of securities underlying options has been adjusted to reflect the one-to-four reverse split of the Common Stock effected on July 6, 1998.

(3) Includes amounts paid or accrued by the Company on behalf of the Named Executive Officers in fiscal 1998 for (i) matching contributions under the Company's 401(k) plan of $5,000 for Mr. Marcum, $5,000 for Mr. Gabbard, and $3,360 for Mr. McKee; (ii) premiums for group term life insurance of $972 for Mr. Marcum, $785 for Mr. Gabbard, and $422 for Mr. McKee; and (iii) premiums for long-term disability insurance of $464 for Mr. Marcum, $464 for Mr. Gabbard, and $320 for Mr. McKee.

(4) Includes options originally granted prior to 1998 (120,000 to Mr. Marcum, 44,500 to Mr. Gabbard and 12,500 to Mr. McKee) that were cancelled and regranted pursuant to a stock option repricing in 1998.

(5) Includes options originally granted prior to 1996 (70,000 to Mr. Marcum and 19,500 to Mr. Gabbard) that were cancelled and regranted pursuant to a stock option repricing in 1996.

(6)      Mr. McKee became an executive officer of the Company in 1997.

EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL ARRANGEMENTS AND OTHER COMPENSATION ARRANGEMENTS

         The Company has entered into employment agreements with W. Phillip Marcum, the President, Chief Executive Officer and Chairman of the Board of the Company, and A. Bradley Gabbard, the Executive Vice President and Chief Financial Officer of the Company. These employment agreements were amended on December 3, 1998 to provide for an extension of the employment term until December 3, 2001 for Mr. Marcum and until June 3, 2000 for Mr. Gabbard, with automatic additional one-year renewal periods when the term expires, unless either party gives six months prior written notice of termination. The base salaries under these employment agreements, which are subject to annual upward adjustments at the discretion of the Board of Directors, are currently set at $210,000 for Mr. Marcum and $152,250 for Mr. Gabbard. In addition to the base annual compensation, the employment agreements provide, among other things, for standard benefits commensurate with the management levels involved. The employment agreements also provide for the Company to establish an incentive compensation fund, to be administered by the Compensation Committee of the Board of Directors, to provide for incentive compensation to be paid to each officer or employee (including Messrs. Marcum and Gabbard) deemed by the Compensation Committee to have made a substantial contribution to the Company in the event of a change of control of the Company or of the sale of substantially all of the assets of the Company or similar transactions. The total amount of incentive compensation from the fund available for distribution will be determined by a formula based on the amount by which the fair market value per share of the Common Stock exceeds $10.08, multiplied by a factor ranging from 10-20% depending upon the ratio of the fair market value to $10.08. In the case of the sale of a significant subsidiary of the Company or substantially all of the assets of a significant subsidiary, a similar pro rata distribution is required. As amended, the employment agreements with Messrs. Marcum and Gabbard provide that if the employment period expires without being renewed, then the executive is entitled to receive a lump-sum severance payment equal to 12 months, for Mr. Marcum, and six months, for Mr. Gabbard, of his then base salary, and continued participation in all insurance plans of the Company for such additional period. The employment agreements also contain certain restrictions on each employee's ability to compete, use of confidential information and use of inventions and other intellectual property.

         As amended, the employment agreements with Messrs. Marcum and Gabbard also include "change in control" provisions designed to provide for continuity of management in the event of a change in control of the Company. The agreements provide that if within three years after a change in control of the Company, the executive is terminated by the Company for any reason other than for "cause", or if the executive terminates his employment for "good reason" (as such terms are defined in the employment agreements), then the executive is entitled to receive a lump-sum severance payment equal to two times, for Mr. Marcum, and one times, for Mr. Gabbard, the amount of his then base salary, together with certain other payments and benefits, including continued participation in all insurance plans of the Company for a period of two years, for Mr. Marcum, and one year, for Mr. Gabbard. Under these employment agreements, a "change in control" will be deemed to have occurred only if: (i) any person or group becomes the beneficial owner of 50% or more of the Company's Common Stock; (ii) a majority of the Company's present directors are replaced, unless the election of any new director is approved by a two-thirds vote of the current (or properly approved successor) directors; or
(iii) the Company approves a merger, consolidation, reorganization or combination of the Company, other than one in which the voting securities of the Company outstanding immediately prior thereto continue to represent more than 50% of the total voting power of the Company or the surviving corporation following such a transaction and the directors of the Company continue to represent a majority of the directors of the Company or of the surviving corporation following such transaction; or (iv) the Company approves a sale of all or substantially all of its assets.

         During 1998, under the Company's 1998 Employee Stock Purchase Plan, all full-time employees of the Company, including Messrs. Marcum, Gabbard and McKee, were entitled to purchase shares of the Company's Common Stock at fifty percent (50%) of the market value of the Common Stock, based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market on the purchase dates. A total of 47,244 shares of Common Stock were purchased by 48 employees, including 10,966 shares purchased by Mr. Marcum, 5,918 shares purchased by Mr. Gabbard, and 5,687 shares purchased by Mr. McKee. The 1998 Employee Purchase Plan was discontinued in July 1998.

STOCK OPTION GRANTS

         On October 6, 1998, the Company repriced all stock options held by its officers, employees and directors. The exercise price of all such options was reduced to $2.00, the last sale price of the Common Stock as reported on the Nasdaq National Market on the date of repricing. The terms of the options reissued to effect the repricing were generally identical to the terms of the options cancelled, except that (i) repriced options held by officers and employees will not be exercisable prior to October 6, 1999 as a result of a one year exercise blackout period, whether or not the cancelled options were previously vested and exercised, and thereafter the options will be subject to the original vesting conditions, and (ii) all repriced options held by Mr. Marcum and Mr. Gabbard will be deemed vested as of October 6, 1999, irrespective of prior vesting conditions. Options held by the Board of Directors of the Company and the Named Executive Officers were included in the repricing.

         The stock option repricing acknowledged the importance to the Company of its officers, employees and directors and of the incentive to serve the long-term best interests of the Company provided by stock options. In deciding to authorize the repricing, the Board of Directors and the Compensation Committee considered such factors as the competitive environment for obtaining and retaining qualified employees, the advantage to the Company of utilizing stock options as a non-cash method of compensation, and the overall benefit to the stockholders from providing such persons with long-term equity incentives. The Board of Directors believes that as a result of the decline in the Company's stock price, outstanding options with exercise prices well in excess of the then current stock price were not providing meaningful compensation or incentives for the Company's officers, employees and directors. The Board of Directors also believes that the future growth and the success of the Company is dependent upon its ability to successively attract, retain and motivate its officers, employees and directors. The Board of Directors believes that the use of stock options aligns the interest of the optionees with the interest of stockholders, which is in the best interest of the stockholders. Based upon all of the foregoing, and other relevant factors, the Board of Directors agreed with the conclusion of the Compensation Committee that a reduction in the exercise price of outstanding options held by officers, employees and directors to market levels was necessary and appropriate to provide meaningful incentives to option holders to operate the Company with the goal of maximizing stockholder value and to provide appropriate compensation for services. A total of

120,000 options held by Mr. Marcum, 44,500 options held by Mr. Gabbard and 12,500 options held by Mr. McKee were repriced to $2.00 per share.

         The following table sets forth information with respect of stock options granted during fiscal 1998 to the Named Executive Officers. No stock appreciation rights ("SARs"), alone or in tandem with stock options, were awarded in 1998. The Named Executive Officers did not exercise any stock options during 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                       INDIVIDUAL  GRANTS(1)
                                      ----------------------------------------------------------------------------------
                                                               OPTIONS GRANTED
                                                                 % OF TOTLA
                                      NUMBER OF SECURITIES     OPTIONS GRANTED
                                           UNDERLYING          TO EMPLOYEES IN         EXERCISE            EXPIRATION
NAME                                 OPTIONS GRANTED (#)(2)    FISCAL YEAR (3)       PRICE ($)(4)           DATE (5)
----                                 ----------------------    ---------------       ------------           --------
W. Phillip Marcum............              40,000 (6)                12.3%              $2.00             August 6, 2002
                                           15,000 (6)                 4.6                2.00             March 5, 2003
                                           15,000 (6)                 4.6                2.00             May 19, 2003
                                           50,000 (6)                15.4                2.00             July 14, 2007

A. Bradley Gabbard...........               7,500 (6)                 2.3                2.00             August 6, 2002
                                            6,000 (6)                 1.8                2.00             March 5, 2003
                                            6,000 (6)                 1.8                2.00             May 19, 2003
                                           25,000 (6)                 7.7                2.00             July 14, 2007

Ronald W. McKee.............               12,500 (6)                 3.8                2.00             March 20, 2007
                                           12,500                     3.8                2.44             December 4, 2008

--------------------

(1) All information in this table has been adjusted to reflect the one-for-four reverse split of the Common Stock effected on July 6, 1998.

(2) The options in this table are incentive stock options or nonqualified stock options granted under the Company's 1991 Stock Option Plan and the Company's 1998 Stock Incentive Plan. All options have ten year terms from the date of initial grant and vest and become fully exercisable on October 6, 1999, one year after the date of repricing, except that the 12,500 options granted to Mr. McKee after the repricing were fully vested and exercisable upon grant.

(3) Based upon 325,058 options granted by the Company during 1998 to employees, including 277,558 options that were cancelled and regranted in connection with a repricing by the Company during 1998.

(4) The exercise price of the option is the fair market value of the Common Stock on the date of grant or the date of repricing, as appropriate, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

(5) These options may terminate before their terms expire due to the termination of the optionee's employment or the optionee's disability or death.

(6) These options were originally granted prior to 1998, at an exercise price equal to the fair market value of the Common Stock on the date of grant, and were cancelled and reissued in 1998, in connection with a stock option repricing, at the fair market value of the Common Stock on October 6, 1998, the date of the repricing.

STOCK OPTION EXERCISES AND VALUES

         The following table sets forth information with respect to stock options held by the Named Executive Officers on December 31, 1998. The Named Executive Officers did not exercise any stock options during 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                                     VALUE OF
                                               NUMBER OF SECURITIES                                 UNEXERCISED
                                                    UNDERLYING                                     IN-THE-MONEY
                                              UNEXERCISED OPTIONS AT                                OPTIONS AT
                                               FISCAL YEAR-END (#)                            FISCAL YEAR-END ($)(1)
                                     ------------------------------------------       -----------------------------------
NAME                                 EXERCISABLE               UNEXERCISABLE(2)       EXERCISABLE           UNEXERCISABLE
----                                 -----------               ----------------       -----------           -------------
W. Phillip Marcum..........                 0                        120,000               $0                  $15,000


A. Bradley Gabbard.........                 0                         44,500                0                    5,563


Ronald W. McKee............            12,500                         12,500                0 (3)                1,563

--------------------------

(1) For purposes of this table, the value of unexercised in-the-money options is calculated based upon the difference between $2.125, the closing sale price of the Common Stock on such date as reported on the Nasdaq National Market, and the option exercise price.

(2) The unexercisable options included in this table are options that were granted prior to 1998 and then cancelled and regranted in the 1998 stock option repricing. Pursuant to a one year exercise blackout period imposed under the terms of that repricing, the unexercisable options do not become exercisable until October 6, 1999, on which date they become fully vested.

(3) The exercise price of these options exceeded $2.125, the closing sale price of the Common Stock on December 31, 1998 as reported on the Nasdaq National Market.

DIRECTOR COMPENSATION

         Directors who are officers or employees of the Company or any of its subsidiaries do not receive any additional compensation for serving on the Board of Directors. All Directors are reimbursed for out-of-pocket costs of attending meetings of the Board of Directors and its committees. Directors who are not officers or employees of the Company or any of its subsidiaries ("Non-Employee

Directors") currently receive a fee of $1,000 for attendance at each meeting of the Board of Directors. Non-Employee Directors also receive stock options granted by the Company. Until June 1998, such options were granted under the Company's Directors' Stock Option Plan (the "Directors' Plan"). Since June 1998, all such options are granted under the Company's 1998 Stock Incentive Plan (the "1998 Plan"). Under the formula for these stock option grants, which is the same in both the Directors' Plan and the 1998 Plan, each person who is first elected or appointed to serve as a Non-Employee Director is automatically granted an option to purchase 5,000 shares of Common Stock. On the date of the Annual Meeting of Stockholders each year, each Non-Employee Director (who has been such for at least six months) is automatically granted an option to purchase 2,500 shares of Common Stock. All options vest immediately upon grant. Additional non-formula options can be granted to Non-Employee Directors under the 1998 Plan in the discretion of the Board of Directors.

         Each Non-Employee Director has the right to irrevocably elect on an annual basis to receive additional stock options ("Meeting Options") under the 1998 Plan in lieu of cash fees for attending meetings of the Board of Directors. The Meeting Options are granted on the date of each Annual Meeting of Stockholders and vest in 25% increments on the date of each of the subsequent four regular quarterly meetings of the Board of Directors attended by such Non-Employee Director. The number of shares of Common Stock exercisable upon the exercise of Meeting Options are such that the value of the stock options granted is equal to the amount of fees waived.

         All options granted to Non-Employee Directors are nonqualified stock options exercisable at a price equal to the fair market value of the Common Stock on the date of grant and have ten year terms, subject to earlier termination in the event of the termination of the optionee's status as a director or the optionee's death. Options typically remain exercisable for one year after a Non-Employee Director dies and for that number of years after a Non-Employee Director leaves the Board of Directors, for any reason other than death or removal for cause, equal to the number of full or partial years that the Non-Employee Director served as a director (but not beyond the ten year term of the option). On October 6, 1998, the exercise price of all options then outstanding to Non-Employee Directors under the Directors' Plan and under the 1998 Plan was repriced to $2.00 per share, the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. As of December 31, 1998, options to purchase 110,000 shares of Common Stock were outstanding to Non-Employee Directors under the Directors' Plan and options to purchase 17,428 shares of Common Stock were outstanding under the 1998 Plan, all at an exercise price of $2.00 per share.

        On March 7, 1997, options to purchase 12,500 shares of Common Stock were granted to Stephen E. McGregor, a former director of the Company, and options to purchase 2,500 shares of Common Stock were granted to Mr. Lloyd under the Directors' Plan at an exercise price that was reduced in the 1998 stock option repricing to $2.00 per share, for personal services rendered in connection with a Metretek strategic alliance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 16, 1999 (except as otherwise noted in the footnotes) by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,
(ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group.


                                                                        SHARES BENEFICIALLY OWNED(1)
                                                                        ----------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                   NUMBER     PERCENT OF CLASS (2)
------------------------------------                                   ------     --------------------
American Meter Software Corporation (3) ...........................    730,216            19.4
     105 Erskine Lane
     Scott Depot, West Virginia 25560
Kenneth B. Funsten (4) ............................................    463,012            13.0
     121 Outrigger Mall
     Marina del Ray, California 90292
Famco Value Income Partners, L.P. (5) .............................    290,250             8.2
     121 Outrigger Mall
     Marina del Ray, California 90292
Albert F. Thomasson (6) ...........................................    130,028             3.7
W. Phillip Marcum (7) .............................................    120,603             3.5
Robert Lloyd (8) ..................................................     57,794             1.7
Anthony D. Pell (9) ...............................................     35,262             1.0
Ronald W. McKee (10) ..............................................     25,691             0.7
A. Bradley Gabbard (11) ...........................................     22,936             0.7
Basil M. Briggs (12) ..............................................     17,325             0.5
Harry I. Skilton (13) .............................................      9,982             0.3
All directors and executive officers as a group (8 persons) (14) ..    419,621            11.5

--------------------------------------

(1) The Number and Percent of Class of Shares Beneficially Owned is determined in accordance with Rule 13d-3 under the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the beneficial owner has voting power or investment power and any shares that the beneficial owner has the right acquire within 60 days of March 16, 1999 through the exercise of any stock option, warrant or other right to acquire shares of Common Stock. In additional, such shares are deemed to be outstanding in calculating the Percent of Class of such beneficial owners, but are not deemed to be outstanding in calculating the Percent of Class of any other beneficial owner. Unless otherwise indicated in the footnotes, each beneficial owner has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned, subject to community property laws where applicable.

(2) The Percent of Class is based upon 3,473,343 shares of Common Stock outstanding as of March 16, 1999.

(3) Information based upon Schedule 13D filed by American Meter Software (under its former name, Eagle Research Corporation) with the Securities and Exchange Commission ("SEC") on April 2, 1998.

         American Meter Software is a wholly owned subsidiary of American Meter, and both corporations are ultimately controlled by Ruhrgas. Includes 180,766 shares that may be acquired by American Meter Software upon the conversion of the American Meter Software Note and 109,890 shares that may be acquired by American Meter Software upon the exercise of currently exercisable warrants.

(4)      Information based upon Amendment No. 1 to Schedule 13D filed by Kenneth
         B. Funsten with the SEC on January 22, 1999, and Form 3 filed by Mr. Funsten with the SEC on January 11, 1999. According to the information contained therein, includes (a) 23,825 shares that may be acquired upon the exercise of currently exercisable warrants owned by Mr. Funsten;
         (b) 232,200 shares, and 58,050 shares that may be acquired upon the exercise of currently exercisable warrants, owned by Famco Value Income Partners, L.P. ("Famco VIP"); and (c) 36,250 shares, and 9,062 shares that may be acquired upon the exercise of currently exercisable warrants, owned by Famco Offshore, Ltd. ("Famco Offshore"). Funsten Asset Management Company and Mr. Funsten, who is the president and portfolio manager of Funsten Asset Management Company, are the general partners of Famco VIP and Famco Offshore. Mr. Funsten holds sole voting and investment power over the securities owned by Famco VIP and Famco Offshore. The shares listed in this table as beneficially owned by Mr. Funsten include the shares listed as beneficially owned by Famco VIP (see note (5) below). Does not include 4,100 shares owned by an employee of Funsten Asset Management Company which cannot be sold or further added to without permission by Mr. Funsten by virtue of restrictions that are placed on securities transactions by employees of Funsten Asset Management Company, because Mr. Funsten has no investment or voting authority over the shares of such employee and Mr. Funsten expressly disclaims beneficial ownership of such shares.

(5) Information based upon Amendment No. 1 to Schedule 13D filed by Famco VIP with the SEC on January 22, 1999. According to the information contained therein, includes 58,050 shares that may be acquired by Famco VIP upon the exercise of currently exercisable warrants. Kenneth B. Funsten and Funsten Asset Management Company are the general partners of Famco VIP. The shares listed in this table as beneficially owned by Famco VIP are also included in the shares listed as beneficially owned by Mr. Funsten (see note (4) above). Does not include 4,100 shares owned by an employee of Funsten Asset Management Company which cannot be sold or further added to without permission by Mr. Funsten by virtue of restrictions that are placed on securities transactions by employees of Funsten Asset Management Company, because Famco VIP has no investment or voting authority over the shares of such employee and Famco VIP expressly disclaims beneficial ownership of such shares.

(6) Includes 2,338 shares held of record by Mr. Thomasson's wife and 32,858 shares held in family trusts. Also includes 16,857 shares that may be acquired by Mr. Thomasson upon the exercise of currently exercisable stock options and 33,195 shares that may be acquired by Mr. Thomasson or his wife or their family trusts upon the exercise of currently exercisable warrants.

(7) Includes 7,750 shares owned by Mr. Marcum's wife. Also includes 22,120 shares that may be acquired by Mr. Marcum or his wife upon the exercise of currently exercisable warrants. Does not include 120,000 shares that may be acquired by Mr. Marcum upon the exercise of stock options that, due to the one year exercise blackout period imposed in connection with the 1998 stock option repricing, do not become exercisable until October 6, 1999.

(8) Includes 21,857 shares that may be acquired by Mr. Lloyd upon the exercise of currently exercisable stock options and 7,187 shares that may be acquired by Mr. Lloyd upon the exercise of currently exercisable warrants.

(9) Includes 2,600 shares held by Mr. Pell's wife. Also includes 15,000 shares that may be acquired by Mr. Pell upon the exercise of currently exercisable stock options and 4,052 shares that may be acquired by Mr. Pell or his wife upon the exercise of currently exercisable warrants.

(10) Includes 12,500 shares that may be acquired by Mr. McKee upon the exercise of currently exercisable stock options and 2,638 shares that may be acquired by Mr. McKee upon the exercise of currently exercisable warrants. Does not include 12,500 shares that may be acquired by Mr. McKee upon the exercise of stock options that, due to the one year exercise blackout period in connection with the 1998 stock option repricing, do not become exercisable until October 6, 1999.

(11) Includes 1,750 shares owned by Mr. Gabbard's minor children. Also includes 4,587 shares that may be acquired by Mr. Gabbard or his minor children upon the exercise of currently exercisable warrants. Does not include 44,500 shares that may be acquired by Mr. Gabbard upon the exercise of stock options that, due to the one year exercise blackout period imposed in connection with the 1998 stock option repricing, do not become exercisable until October 6, 1999.

(12) Includes 375 shares owned by Mr. Briggs' wife. Also includes 16,857 shares that may be acquired by Mr. Briggs upon the exercise of currently exercisable stock options and 93 shares that may be acquired by Mr. Briggs' wife upon the exercise of currently exercisable warrants.

(13) Includes 6,857 shares that may be acquired by Mr. Skilton upon the exercise of currently exercisable stock options and 625 shares that may be acquired by Mr. Skilton upon the exercise of currently exercisable warrants. Although Mr. Skilton is the President, Chief Executive Officer and a director of American Meter and an executive officer and a director of American Meter Software, no shares owned of record by American Meter Software have been attributed to Mr. Skilton's beneficial ownership.

(14)     See notes (6) through (13).


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On March 7, 1997, options to purchase 12,500 shares of Common Stock were granted to Stephen E. McGregor, a former director of the Company, and options to purchase 2,500 shares of Common Stock were granted to Mr. Lloyd under the Directors' Plan at an exercise price that was reduced in the 1998 stock option repricing to $2.00 per share for personal services rendered in connection with a Metretek strategic alliance.

         In December 1997, MGT sold one-third of its preferred and performance share interests and one-third of its interest in future management and administrative fees in two business trusts to Odessa Exploration Incorporated ("Odessa"), a subsidiary of Key Energy Services, Inc. Odessa paid MGT $700,000 for its interest, a mutually agreed reduction from an initial purchase price amount of $1,000,000. W. Phillip Marcum, the Chairman of the Board, President and Chief Executive Officer and a director of the Company, is also a director of Key Energy Services, Inc.

         On May 4, 1998, in connection with the Company's acquisition, through Metretek, of certain assets of a wholly owned subsidiary of American Meter, Metretek entered into a License Agreement with American Meter and American Meter Software, providing for the license by American Meter and American Meter Software to Metretek of certain operating software, and the development, manufacture and sale by Metretek to American Meter and American Meter Software of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be embedded within certain new rotary and turbine meters of American Meter. The License Agreement also grants to American Meter and its affiliates the right to sell Metretek products in the United States and Canada at certain agreed-upon prices. Subsequent to the acquisition, Metretek and American Meter entered into an international sales agreement, pursuant to which American Meter and its affiliates have the non-exclusive right to sell Metretek products internationally. Harry I. Skilton, the President, Chief Executive Officer and a director of American Meter, became a member of the Board of Directors in connection with this acquisition. During fiscal 1998, the Company recorded revenues from American Meter of approximately $522,000 with respect to sales under the License Agreement and the international sales agreement. The terms of the License Agreement and the international sales agreement were the result of arms-length negotiations between the parties.

         Each material transaction between the Company and any related party is approved by a majority of the members of the Board of Directors of the Company who are disinterested in the transaction.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         (2) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

                  (2.1) Asset Purchase Agreement, dated as of June 27, 1997, by and between Natural Fuels Corporation, as buyer, and Marcum Fuel Systems, Inc., DVCO Fuel Systems, Inc. and Marcum CNG Systems, Inc., as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 11, 1997.)

                  (2.2) Purchase Agreement, dated December 3, 1997, by and between Marcum Gas Transmission, Inc. and Odessa Exploration Incorporated. (Incorporated by reference to Exhibit 2.4 to the Company's Form 10-KSB for the year ended December 31, 1997.)

                  (2.3) Asset Purchase Agreement, dated as of March 23, 1998, by and among Eagle Research Corporation, American Meter Company, Metretek, Incorporated and Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 2.4 to the Company's Form 10-KSB for the year ended December 31, 1997.)

         (3)      ARTICLES OF INCORPORATION AND BY-LAWS:

                  (3.1) Restated Certificate of Incorporation, as amended, of Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, Registration No. 33-44558.)

                  (3.2) Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit
                           3.1 to the Company's Form 8-K filed on July 3, 1998.)

                  (3.3) Amended and Restated By-Laws of Marcum Natural Gas Services, Inc.

         (4)      INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
                  INDENTURES:

                  (4.1) Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-18, Registration No. 33-44558.)

                  (4.2) Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, Registration No. 333-60925.)

                  (4.3) Form of Warrant Agency Agreement between Marcum Natural Gas Services, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to
                           Exhibit 4.4 to the Registration Statement on Form S-3, Registration No. 333-60925).

                  (4.4) Notice and Waiver of Registration Rights and Lock-Up Agreement, dated September 4, 1998, between Marcum Natural Gas Services, Inc., Metretek, Incorporated, American Meter Software Corporation and American Meter Corporation. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3, Registration No. 333-60925.)

                  (4.5) Form of Certificate representing warrants to purchase shares of Common Stock of Marcum Natural Gas Services, Inc. issued to former holders of warrants of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 33-73874.)

                  (4.6) Rights Agreement, dated as of December 2, 1991, between Marcum Natural Gas Services, Inc. and American Securities Transfer, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-18, Registration No. 33-44558.)

                  (4.7) Amendment No. 1 to Rights Agreement, dated as of March 23, 1998, between Marcum Natural Gas Services, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 2 to the Company's Registration Form 8-A/A Amendment No. 1 filed April 3, 1998.)

                  (4.8) Form of Registration Rights Agreement among Marcum Natural Gas Services, Inc. and the former warrant holders of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, Registration No. 33-73874.)

                  (4.9) Warrant for the purchase of 50,000 shares of Common Stock, dated March 13, 1998, issued by Marcum Natural Gas Services, Inc. to National Securities Corporation. (Incorporated by reference to Exhibit
                           10.2 to the Company's Form 10-QSB for the quarter ended March 31, 1998.)

         (10)     MATERIAL CONTRACTS:

                  (10.1) Marcum Natural Gas Services, Inc. 1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB for the year ended December 31, 1996.)*

                  (10.2) Marcum Natural Gas Services, Inc. Directors' Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-KSB for the year ended December 31, 1996.)*

                  (10.3) Employment Agreement, dated as of June 11, 1991, between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit
                           10.4 to the Company's Registration Statement on Form S-18, Registration No. 33-44558.)*

                  (10.4) Amendment No. 1 to Employment Agreement dated June 27, 1997, between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

                  (10.5) Amendment No. 2 to Employment Agreement, dated December 3, 1998, between Marcum Natural Gas Services, Inc. and W. Phillip Marcum.*

                  (10.6) Employment Agreement, dated as of June 11, 1991, between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-18, Registration No. 33-44558.)*

                  (10.7) Amendment No. 1 to Employment Agreement, dated June 27, 1997, between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

                  (10.8) Amendment No. 2 to Employment Agreement, dated December 3, 1998, between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard.*

                  (10.9) Loan Agreement, dated as of April 18, 1997, as amended May 14, 1997, among Southern Flow Companies, Inc., Marcum Gas Transmission, Inc., Marcum Natural Gas Services, Inc. and Commercial National Bank in Shreveport. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997.)

                  (10.10) Loan Agreement, dated May 30, 1997, by and between First Union National Bank of Florida and Metretek, Incorporated. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997.)

                  (10.11) Loan and Security Agreement, dated April 14, 1998, by and between National Bank of Canada, Marcum Natural Gas Services, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.)

                  (10.12) Amendment No. 1 to Loan and Security Agreement, dated as of November 10, 1998, by and among National Bank of Canada, Marcum Natural Gas Services, Inc., Metretek, Incorporated and Southern Flow Companies, Inc.

                  (10.13) Marcum Natural Gas Services, Inc. 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit
                           4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-43547.)*

                  (10.14) Marcum Natural Gas Services, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit
                           4.6 to the Company's Registration Statement on Form S-3, Registration No. 333-56697.)*

         (21)     SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

                  (21.1)   Subsidiaries of Marcum Natural Gas Services, Inc.

         (23)     CONSENTS OF EXPERTS AND COUNSEL:

                  (23.1)   Deloitte & Touche LLP

         (24)     POWER OF ATTORNEY:

                  (24.1) Power of Attorney of the executive officers and directors of Marcum Natural Gas Services, Inc. (Included on signature page.)

         (27)     FINANCIAL DATA SCHEDULE

                  (27.1)   Financial Data Schedule

---------------

         *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.

(B)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARCUM NATURAL GAS SERVICES, INC.


                                        By:   /s/ W. Phillip Marcum
                                           ------------------------------------
                                            W. Phillip Marcum, President and
                                            Chief Executive Officer
                                        Date: March 24, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                             Title                                             Date
---------                             -----                                             ----
    /s/ W. Phillip Marcum             Chairman of the Board, President,                 March 24, 1999
------------------------------------    Chief Executive Officer and Director
W. Phillip Marcum                       (Principal executive officer)

    /s/ A. Bradley Gabbard            Executive Vice President, Chief Financial         March 24, 1999
-----------------------------------     Officer, Treasurer and Director (Principal
A. Bradley Gabbard                      financial officer)

    /s/ Gary J. Zuiderveen            Secretary, Controller and Principal               March 24, 1999
-----------------------------------     Accounting Officer (Principal
Gary J. Zuiderveen                      accounting officer)

    /s/ Basil M. Briggs               Director                                          March 24, 1999
-----------------------------------
Basil M. Briggs

    /s/ Robert Lloyd                  Director                                          March 24, 1999
-----------------------------------
Robert Lloyd

    /s/ Albert F. Thomasson           Director                                          March 24, 1999
----------------------------------
Albert F. Thomasson

    /s/ Anthony D. Pell               Director                                          March 24, 1999
---------------------------------
Anthony D. Pell

    /s/ Ronald W. McKee               Director                                          March 24, 1999
---------------------------------
Ronald W. McKee

    /s/ Harry I. Skilton              Director                                          March 24, 1999
---------------------------------
Harry I. Skilton

                          INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF MARCUM
NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

Independent Auditors' Report                                                    F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                    F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1998 and 1997                                                   F-5

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1998 and 1997                                             F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1997                                                   F-7

Notes to Consolidated Financial Statements                                      F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Marcum Natural Gas Services, Inc.:

We have audited the accompanying consolidated balance sheets of Marcum Natural Gas Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marcum Natural Gas Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Denver, Colorado
March 19, 1999

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                DECEMBER 31,
                                                                       ---------------------------
ASSETS                                                                     1998            1997

CURRENT ASSETS:
  Cash and cash equivalents                                            $   639,448     $ 1,938,554
  Trade receivables, less allowance for doubtful accounts
    of $117,469 and $121,278, respectively                               5,006,914       3,466,282
  Other receivables                                                        152,084          24,656
  Inventories                                                            4,412,100       2,748,626
  Net assets of discontinued operations                                    319,393         450,132
  Prepaid expenses and other current assets                                275,782         291,004
                                                                       -----------     -----------

      Total current assets                                              10,805,721       8,919,254
                                                                       -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  (Note 4):
  Equipment                                                              2,235,732       2,398,888
  Vehicles                                                                  24,733          56,793
  Furniture and fixtures                                                   486,857         449,792
  Land, building and improvements                                          714,423         399,491
                                                                       -----------     -----------
      Total                                                              3,461,745       3,304,964
  Less accumulated depreciation                                          1,686,721       2,030,922
                                                                       -----------     -----------

      Property, plant and equipment, net                                 1,775,024       1,274,042
                                                                       -----------     -----------

OTHER ASSETS:
  Customer list (net of accumulated amortization of $2,510,694 and
    $2,065,449, respectively)                                            6,382,193       6,827,438
  Goodwill and other intangibles (net of accumulated amortization
    of $734,365 and $471,952 respectively)                               3,204,606         854,629
  Other assets                                                             218,739         111,644
                                                                       -----------     -----------
      Total other assets                                                 9,805,538       7,793,711
                                                                       -----------     -----------

TOTAL                                                                  $22,386,283     $17,987,007
                                                                       ===========     ===========


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      DECEMBER 31,
                                                                             ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998              1997

CURRENT LIABILITIES:
  Accounts payable                                                           $    720,459      $    612,093
  Accrued and other liabilities                                                 1,055,372         1,443,773
  Current maturities of notes payable (Note 4)                                         --            49,545
  Current maturities of capital lease
    obligations                                                                     4,507            14,791
                                                                             ------------      ------------

      Total current liabilities                                                 1,780,338         2,120,202
                                                                             ------------      ------------

LONG-TERM NOTES PAYABLE (NOTE 4)                                                3,161,702                --
                                                                             ------------      ------------

DEPOSITS AND NON-CURRENT CAPITAL LEASE
  OBLIGATIONS                                                                       5,342            17,443
                                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (NOTE 7):
  Redeemable preferred stock - Series A, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series B, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series C, $.01 par value;
    authorized, 500,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized, 25,000,000 shares;
    issued and outstanding, 3,489,181 and 3,077,822
    shares, respectively                                                           34,892            30,778
  Additional paid-in-capital                                                   38,930,724        37,005,983
  Accumulated other comprehensive income                                            6,657             6,657
  Accumulated deficit                                                         (21,533,372)      (21,194,056)
                                                                             ------------      ------------

      Total stockholders' equity                                               17,438,901        15,849,362
                                                                             ------------      ------------

TOTAL                                                                        $ 22,386,283      $ 17,987,007
                                                                             ============      ============


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                 -------------------------------
                                                      1998              1997

REVENUES:
  Natural gas measurement sales and services     $ 19,880,012      $ 20,390,102
  Other                                                42,098            42,735
                                                 ------------      ------------

      Total revenues                               19,922,110        20,432,837
                                                 ------------      ------------

COSTS AND EXPENSES:
  Cost of measurement sales and services           12,864,414        12,920,612
  General and administrative                        3,581,911         3,457,674
  Selling, marketing and service                    1,524,959         1,642,556
  Depreciation and amortization                     1,109,402           942,231
  Research and development                            961,383         1,062,264
  Interest, finance charges and other                 185,473            63,700
                                                 ------------      ------------

      Total costs and expenses                     20,227,542        20,089,037
                                                 ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE TAXES                                       (305,432)          343,800

INCOME TAXES (Note 6)                                      --                --
                                                 ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS             (305,432)          343,800
                                                 ------------      ------------

DISCONTINUED OPERATIONS:
  Income (loss) from operations                       (33,884)          129,947
  Loss from disposal                                       --        (1,997,884)
                                                 ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS                     (33,884)       (1,867,937)
                                                 ------------      ------------

NET LOSS                                         $   (339,316)     $ (1,524,137)
                                                 ============      ============

NET INCOME (LOSS) PER BASIC COMMON SHARE:
  Continuing operations                          $      (0.09)     $       0.11
  Discontinued operations                               (0.01)            (0.61)
                                                 ------------      ------------

NET LOSS PER BASIC COMMON SHARE                  $      (0.10)     $      (0.50)
                                                 ============      ============

NET INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION:
  Continuing operations                          $      (0.09)     $       0.11
  Discontinued operations                               (0.01)            (0.61)
                                                 ------------      ------------

NET LOSS PER SHARE - ASSUMING DILUTION           $      (0.10)     $      (0.50)
                                                 ============      ============


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                               ACCUMULATED
                                        COMMON STOCK            ADDITIONAL        OTHER
                                --------------------------       PAID-IN      COMPREHENSIVE    ACCUMULATED
                                   SHARES           VALUE        CAPITAL      INCOME (LOSS)     DEFICIT         TOTAL
BALANCE,
  JANUARY 1, 1997
    AS PREVIOUSLY REPORTED      12,231,327    $    122,313    $ 36,844,447    $     (4,354)   $(19,669,919)   $ 17,292,487

One-for-four common
  stock reverse split           (9,173,495)        (91,735)         91,735
                                ----------    ------------    ------------    ------------    ------------    ------------

BALANCE,
  JANUARY 1, 1997
    AS ADJUSTED                  3,057,832          30,578      36,936,182          (4,354)    (19,669,919)     17,292,487

Stock issued for option
  exercises and Employee
  Stock Purchase Plan               19,990             200          69,801                                          70,001
Components of
  comprehensive loss:
  Foreign currency
    translation adjustment                                                          11,011                          11,011
  Net loss                                                                                      (1,524,137)     (1,524,137)
                                                                                                              ------------
  Comprehensive loss                                                                                            (1,513,126)
                                ----------    ------------    ------------    ------------    ------------    ------------
BALANCE,
  DECEMBER 31, 1997              3,077,822          30,778      37,005,983           6,657     (21,194,056)     15,849,362

Stock issued in acquisition        439,560           4,396       1,995,604                                       2,000,000
Stock issued under
  Employee Stock
  Purchase Plan                     47,244             472         176,785                                         177,257
Repurchases of
  common stock                     (75,445)           (754)       (247,648)                                       (248,402)
Net loss and
  comprehensive loss                                                                             (339,316)        (339,316)
                                ----------    ------------    ------------    ------------    ------------    ------------

BALANCE,
  DECEMBER 31, 1998              3,489,181    $     34,892    $ 38,930,724    $      6,657    $(21,533,372)   $ 17,438,901
                              ============    ============    ============    ============    ============    ============


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                              -----------------------------
                                                                                   1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (339,316)     $(1,524,137)
  Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
    Loss (income) from discontinued operations                                     33,884         (129,947)
    Loss from disposal of discontinued operations                                      --        1,997,884
    Depreciation and amortization                                               1,109,402          942,231
    Stock plan compensation expense                                                88,629               --
    Royalty payments made with restricted stock                                        --           50,000
    Loss on disposal of property, plant and equipment                               7,066            7,811
  Changes in other assets and liabilities, net of effect of acquisitions:
      Trade receivables                                                        (1,540,632)        (368,526)
      Inventories                                                                (398,707)        (320,160)
      Other current assets                                                       (112,206)          65,592
      Other noncurrent assets                                                     (24,439)          (1,586)
      Accounts payable                                                            108,366          184,006
      Accrued and other liabilities                                              (388,401)         271,658
                                                                              -----------      -----------
      Net cash provided (used) by continuing operations                        (1,456,354)       1,174,826
      Net cash provided (used) by discontinued operations                          (3,375)         697,588
                                                                              -----------      -----------
      Net cash provided (used) by operating activities                         (1,459,729)       1,872,414
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                     (608,950)        (307,693)
  Acquisitions                                                                 (1,579,624)              --
  Proceeds from sale of property, plant and equipment                              19,197           10,283
                                                                              -----------      -----------
      Net cash used in investing activities                                    (2,169,377)        (297,410)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable to bank                                           2,561,702               --
  Payments on notes payable to bank                                               (49,545)        (578,372)
  Issuance of common stock                                                         88,629           70,001
  Repurchase of common stock                                                     (248,402)              --
  Payments on capital lease obligations                                           (22,384)         (17,622)
                                                                              -----------      -----------
      Net cash provided (used) by financing activities                          2,330,000         (525,993)
                                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,299,106)       1,049,011

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  1,938,554          889,543
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   639,448      $ 1,938,554
                                                                              ===========      ===========


See notes to consolidated financial statements.

MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND PROPOSED NAME CHANGE - The accompanying consolidated financial statements include the accounts of Marcum Natural Gas Services, Inc. ("MNGS") and its wholly owned subsidiaries, Southern Flow Companies, Inc. ("Southern Flow"), Metretek, Incorporated ("Metretek") (and its wholly-owned subsidiaries, Metretek Europe, Limited ("Metretek Europe"), and Sigma VI, Inc. ("Sigma VI")), Marcum Gas Transmission, Inc. ("MGT") (and its wholly-owned subsidiary Marcum Capital Resources, Inc. ("MCRI")), and Marcum Denver, Inc. (formerly Marcum Fuel Systems, Inc.), collectively referred to as the Company.

         MNGS was incorporated on April 5, 1991. The focus of its continuing business operations is in two areas relating to the natural gas industry: 1) the design, manufacture and distribution of automated energy consumption monitoring and recording systems, and 2) natural gas measurement services. Metretek designs, manufactures and sells automated systems to monitor and record natural gas consumption of commercial and industrial customers of natural gas utility companies. Southern Flow provides natural gas measurement services. Each area of business operation is considered to be a reportable segment - see Note 8.

         In March 1999, the Board of Directors of the Company adopted a resolution authorizing an amendment to the Company's Restated Certificate of Incorporation, as amended, to change the name of the Company to "Metretek Technologies, Inc." The change of the Company's name is subject to approval by the stockholders of the Company. The Board of Directors intends to include the proposal to change the Company's name in the Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on June 7, 1999.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MNGS and its subsidiaries after elimination of intercompany accounts and transactions.

         REVERSE STOCK SPLIT - On July 6, 1998, the Company effected a 1-for-4 reverse split of the Company's Common Stock. Accordingly, all historical amounts contained in the consolidated financial statements, including weighted average share and per share amounts in the consolidated statements of operations, as well as common stock and additional paid-in capital amounts in the consolidated balance sheets and consolidated statements of stockholder's equity, have been adjusted to reflect the reverse stock split on a retroactive basis.

         REVENUE RECOGNITION - Equipment and supply sales are recognized when delivered, and natural gas measurement revenues are recognized as services are provided.

         STATEMENT OF CASH FLOWS - The Company considers all investments with a maturity of three months or less at time of purchase to be cash equivalents. Supplemental statement of cash flows information is as follows:

                                                                1998           1997

         Cash paid for interest                            $  106,691     $   74,201

         Cash paid for income taxes                        $   23,911     $   49,075

         Noncash financing and investing activities:
           Acquisition of equipment by capital lease       $       --     $   26,637
           Common stock and debt issued in acquisition     $2,600,000     $       --

         INVENTORIES - Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 31, 1998 and 1997 are summarized as follows:

                                               1998           1997

         Raw materials and supplies         $1,469,097     $1,051,910
         Work in process                     1,868,144        619,791
         Finished goods and merchandise      1,074,859      1,076,925
                                            ----------     ----------

         Total                              $4,412,100     $2,748,626
                                            ==========     ==========

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost and is generally depreciated on the straight-line basis over estimated useful lives ranging from 2 to 40 years. Property, plant and equipment includes items under capital lease with a net book value of $1,481 and $30,604 at December 31, 1998 and 1997, respectively.

         INTANGIBLE ASSETS - Southern Flow customer lists are being amortized over 20 years using the straight-line method. Goodwill and other intangibles are being amortized over periods ranging from 10 to 20 years. The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 1998 and 1997 are $420,165 and $563,672, respectively. Patents and license agreements are amortized on a straight-line basis over the lesser of their estimated economic lives or their legal term of existence.

         ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 1998 and 1997 are summarized as follows:

                                                                    1998           1997

         Payroll, employee benefits and related liabilities     $  562,468     $1,003,093
         Deferred revenue                                          119,445        177,392
         Sales, property and other taxes payable                   124,998         97,862
         Insurance premiums and reserves                            79,200        109,284
         Interest payable                                           30,000             --
         Other                                                     139,261         56,142
                                                                ----------     ----------

         Total                                                  $1,055,372     $1,443,773
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

         FOREIGN CURRENCY - The assets and liabilities of Metretek Europe are translated at the rate of exchange at year end while sales and expenses are translated at the average rates in effect during the year. The net effect of translation adjustments are shown in the accompanying financial statements as a component of other comprehensive income. During 1998, the assets and liabilities and foreign currency sales and expenses were not significant. Accordingly, there were no translation adjustments in 1998.

         COMPREHENSIVE INCOME (LOSS) - The Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes rules for the reporting of comprehensive income and its components. The Company's other comprehensive income (loss) consists of foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on the Company's total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

         INCOME (LOSS) PER SHARE - The Company's net income/loss from continuing operations, loss from discontinued operations and net loss, for purposes of computing the basic and diluted per share amounts, are identical. The following is a reconciliation of the weighted average shares outstanding to the weighted average shares outstanding assuming dilution:

                                                                          1998          1997

         Weighted average common shares                                3,385,699     3,075,957

         Incremental shares from assumed exercise of stock options            --         8,178
                                                                       ---------     ---------

         Weighted average common shares assuming dilution              3,385,699     3,084,135
                                                                       =========     =========

         STOCK BASED COMPENSATION - The Company has utilized the intrinsic value method to account for employee stock options as well as stock options issued to independent members of the board of directors. The Company utilized the fair value method to account for employee stock based compensation under its 1998 Employee Stock Purchase Plan and for stock based compensation to non-employees.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company is currently evaluating the impact SFAS 133 will have on its financial statements, if any.

         COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE - In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for periods beginning after December 15, 1998. SOP No. 98-1 requires that the Company capitalize certain costs incurred in connection with developing or obtaining software for internal use. The Company currently capitalizes internal use software obtained from third parties and expenses internal use software that it develops. The Company is currently evaluating the impact SOP No. 98-1 will have on its financial statements, if any.

2.       ACQUISITIONS

         On May 4, 1998, the Company, through its wholly owned subsidiary, Metretek, purchased substantially all of the assets and business of American Meter Software Corporation (formerly known as Eagle Research Corporation) ("American Meter Software"), pertaining to electronic correctors and non-radio-frequency meter reading devices for the natural gas and electric utility industry. American Meter Software is a wholly owned subsidiary of American Meter Company ("American Meter"), which is ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of American Meter Software and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of American Meter Software. The assets and business operations acquired have been relocated to Metretek's existing facility in Melbourne, Florida.

         In consideration for the purchase of the assets and business, the Company and Metretek paid and delivered to American Meter Software at the closing an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock of the Company valued at their fair value of $2,000,000, and a $1,200,000 convertible subordinated promissory note ($600,000 of which is contingent upon Metretek exceeding certain sales targets, as discussed below) (the "American Meter Note"). The purchase price is subject to upward adjustment based upon Metretek's actual sales of products in the acquired business during the 18-month period that commenced July 1, 1998. If Metretek's annualized sales of products in the business acquired are greater than $3,900,000 during such period, then the purchase price will be increased on a dollar-for-dollar basis to the extent of such sales surplus, but the purchase price will not be increased above $4,500,000 even if annualized sales are greater than that amount. Any increase in the purchase price will be reflected as an adjustment to the principal balance of the American Meter Note and allocated to goodwill. Subsequent to closing, the purchase price was adjusted down by $85,000 to reflect a decrease in American Meter Software's inventory between December 31, 1997 and May 4, 1998, partially offset by transitional costs assumed by Metretek.

         Up to $1,028,107 of the American Meter Note is convertible at any time at the option of American Meter Software, into 180,766 shares of Common Stock of the Company at the rate of approximately

         $5.69 of principal per share. The American Meter Note bears interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears. The American Meter Note is due and payable May 4, 2002, and may be prepaid at any time without penalty or premium. The Company granted to American Meter Software the one-time option to cause the shares of Common Stock issued at the closing or issuable upon the conversion of the American Meter Note to be registered under the Securities Act of 1993, as amended, and applicable state securities laws, and has also granted American Meter Software certain piggy-back registration rights to include such shares in any registration statement filed by the Company, subject to customary underwriter cutbacks.

         Metretek also entered into a license agreement ("License Agreement") with American Meter and American Meter Software, providing for the license by American Meter and American Meter Software to Metretek of certain operating software, and the development, manufacture and sale by Metretek to American Meter and American Meter Software of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be imbedded with certain new rotary and turbine meters of American Meter. The License Agreement also grants American Meter and its affiliates the right to sell Metretek products in the United States and Canada at certain agreed-upon prices. American Meter and American Meter Software also entered into a Non-Competition Agreement with the Company and Metretek, pursuant to which American Meter and American Meter Software have agreed not to compete with Metretek in the acquired business for five years from the closing date.

         The acquisition was accounted for as a purchase, and therefore the results of operations of the American Meter Software business acquired have been combined with those of the Company effective May 4, 1998.

         On June 15, 1998, Metretek, through its wholly owned subsidiary, Sigma VI, acquired substantially all of the assets of Quality Contract Manufacturing, Inc. ("QCMI") in exchange for $150,000 in cash. QCMI is a contract manufacturer of electronic circuit boards, sub-assemblies, and cable assemblies serving customers primarily in Melbourne, Florida and the immediately surrounding area. The acquisition was accounted for as a purchase and therefore the results of operations of QCMI have been combined with those of the Company effective June 15, 1998.

         The purchase prices of the foregoing acquisitions (including transaction costs) have been allocated as follows:


                                           AMERICAN METER
                                              SOFTWARE           QCMI

         Inventories                        $1,265,000
         Property, plant and equipment         228,000     $   75,000
         Goodwill and other intangibles      2,532,000         80,000
                                            ----------     ----------
                                            $4,025,000     $  155,000
                                            ==========     ==========

         The following summary unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assumes that the American Meter Software and QCMI acquisitions occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combinations been in effect on the dates indicated, or which may result in the future.

                                                               1998             1997

         Total revenues                                   $ 21,272,000      $ 24,475,195
         Income (loss) from continuing operations         $   (234,000)     $    690,000
         Income (loss) per share from continuing
           operations - assuming dilution                 $      (0.07)     $       0.20


3.       DISCONTINUED OPERATIONS

         During 1998, the Company decided to discontinue the operations of MGT, a directly owned subsidiary of the Company that was formed to acquire or finance the acquisition of natural gas assets through privately financed programs, and then to manage and maintain a small ownership interest in those programs. This decision was based on the declining prospects of the markets and in order to enable the Company to focus on its Southern Flow and Metretek operations. In December 1997, MGT sold one-third of its interests in two of the three programs it then managed, and in March 1998, MGT liquidated the third program. MGT does not intend to form or manage any new programs, although it will continue to manage the remaining two programs that operate natural gas related assets until MGT's interest in these programs are sold or the programs are liquidated.

         The Company incurred a loss from operations of the discontinued MGT operations of $33,884 and income from operations of MGT of $408,716 during the years ended December 31, 1998 and 1997, respectively. Revenues from the discontinued MGT operations were $269,873 and $780,314 for the years ended December 31, 1998 and 1997, respectively. The Company does not expect to incur a loss from the sale or liquidation of the MGT operations.

         In 1997, the Company, through its wholly-owned subsidiary, Marcum Fuel Systems, Inc. ("MFS"), sold its refueling equipment business and substantially all of the operating assets related thereto to Natural Fuels Corporation ("Natural"), an affiliate of Public Service Co. of Colorado and Colorado Interstate Gas, pursuant to the provisions of an Asset Purchase Agreement, dated as of June 27, 1997 (the "Asset Purchase Agreement").

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

         The Company incurred a loss from operations of the discontinued refueling equipment business of $278,769 in 1997 to the date of disposition and a loss on the disposition of the business of $1,997,884. Revenues of the discontinued refueling equipment business in 1997 were $2,593,088 through the date of disposition. The results of both MGT and the refueling equipment operations have been reported separately as discontinued operations. Net assets of the discontinued operations at December 31, 1998 and 1997 consisted of the following:

                                                                            1998           1997

         Current assets (primarily receivables and inventory)            $  72,311      $ 460,586
         Other assets, net                                                 275,484        536,222
         Accounts payable, accrued expenses and other disposal costs       (28,402)      (235,565)
         Note payable                                                           --       (311,111)
                                                                         ---------      ---------

         Net assets of discontinued operations                           $ 319,393      $ 450,132
                                                                         =========      =========


4.       DEBT

         The balance of notes payable at December 31, 1998 and 1997 consists of the following:

                                                                            1998           1997

         Term loans                                                      $  600,000     $   46,845
         Lines of credit                                                  2,561,702          2,700
                                                                         ----------     ----------
                                                                          3,161,702         49,545
         Less current maturities                                                 --         49,545
                                                                         ----------     ----------

         Long-term notes payable                                         $3,161,702     $       --
                                                                         ==========     ==========




         On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to Southern Flow and Metretek, subject to limitations described below. The Loan Agreement provides for daily advances to Southern Flow and Metretek in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The Company makes monthly interest payments computed at prime plus 1% (8.75% at December 31, 1998) on outstanding balances of the Loans. The Loans mature on March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, Southern Flow, and Metretek, including equipment, inventories, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income (loss), a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance or repurchase of securities (with certain exceptions) without the Lender's consent. Borrowings on the

         Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek.

         At December 31, 1998, the Company had a combined $4,375,458 Loan availability, of which $2,561,702 had been borrowed by Southern Flow and Metretek, leaving $1,813,756 in unused Loan availability. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans, lines of credit, and accrued interest with two commercial bank lenders in the aggregate amount of $468,993, including $279,021 of a term loan and accrued interest owed by the Company's discontinued MGT segment to a commercial bank lender.

         The balance of the term loan at December 31, 1998 consists of the American Meter Note incurred in connection with the acquisition discussed in Note 2.

5.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS - In 1993, a former employee filed an action in Denver District Court against DVCO Fuel Systems, Inc. ("DVCO"), a former subsidiary of Marcum Denver, and the Company, alleging that the Company conspired with certain third parties to defraud him and that the Company intentionally interfered with certain contracts in which he had an interest. The former employee is seeking damages in the amount of approximately $420,000 and punitive damages. The Company has denied the former employee's claims and has asserted counterclaims against the former employee, alleging that (i) he breached an agreement with the Company which included a legal release, (ii) he made intentional and/or negligent misrepresentations regarding his qualification and reputation in the compressed natural gas industry, (iii) he breached his fiduciary duty to the Company, and (iv) he disparaged the Company. On July 24, 1997, the former employee's action was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgment against the former employee's claims. On February 18, 1999, the Colorado Court of Appeals reversed the summary judgment. The Company intends to appeal that ruling to the Colorado Supreme Court. The Company believes the allegations against it and DVCO are without merit and intends to defend the action vigorously. Although the outcome of this litigation is not determinable with certainty, in the opinion of the Company's management, this litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company

         Other than as set forth above, there are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company or any of its assets, other than litigation incidental and not material to its business.

         OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 1998 and 1997 totaled $1,119,290 and $918,669, respectively.

         Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:


          YEAR ENDING DECEMBER 31:
                              1999                                $  823,852
                              2000                                   744,992
                              2001                                   616,257
                              2002                                   460,558
                              2003                                   445,934
                                                                  ----------

                             Total                                $3,091,593
                                                                  ==========


         EMPLOYEE BENEFIT PLANS - The Company has a defined contribution savings and investment plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant's eligible compensation. The Company's 401(k) Plan expense for the years ended December 31, 1998 and 1997 was $146,161 and $147,061, respectively.

         LICENSE AGREEMENT - Metretek has a commitment to pay in cash or restricted shares of common stock of the Company a 5% royalty on sales of certain royalty-bearing products of Metretek with a minimum annual royalty of $50,000 through the year 2002. In September 1998, the Company repurchased 18,181 shares of its common stock that had been issued to the licensor in prior years in order to satisfy certain obligations of Metretek under the license agreement. Royalty expense of $50,000 has been recognized in both 1998 and 1997 under the license agreement.

6.       INCOME TAXES

         No tax expense or benefit has been recognized during the years ended December 31, 1998 and 1997 because of net operating losses incurred and because a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 1998 and 1997.

         The components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are shown below:

                                                                      1998             1997
         Assets:
           Net operating loss carryforwards                       $ 7,074,000      $ 7,361,000
           Tax credit carryforwards                                   151,000          188,000
           Allowance for bad debts                                     40,000           41,000
           Other                                                        9,000               --
                                                                  -----------      -----------
                                                                    7,274,000        7,590,000
                                                                  -----------      -----------
         Liabilities:
           Excess of income tax depreciation and amortization
             over financial statement amounts                         650,000          414,000
           Other                                                       34,000           50,000
                                                                  -----------      -----------
                                                                      684,000          464,000
                                                                  -----------      -----------

         Net deferred tax asset                                     6,590,000        7,126,000
         Valuation allowance                                       (6,590,000)      (7,126,000)
                                                                  -----------      -----------

         Total                                                    $         0      $         0
                                                                  ===========      ===========


         At December 31, 1998, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $20,806,000 expiring in various amounts from 1999 to 2013. At December 31, 1998, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards aggregating approximately $151,000 expiring in various amounts from 1999 to 2008.

         As a result of its acquisition of Metretek in 1994, the Company acquired a remaining net operating loss carryforwards for tax purposes of $4,568,000 expiring between 1999 and 2002. As a result of the change in ownership, utilization of the carryforwards is limited to approximately $762,000 annually under Section 382 of the Internal Revenue Code.

         As a result of an acquisition in 1991, the Company acquired a remaining net operating loss carryforwards for tax purposes of approximately $948,000 ($231,000, net of current limitation). Such carryforwards expire in 1999 through 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. If the benefits related to the net operating loss carryforwards that were not recognized at the acquisition date are recognized in a subsequent period, they will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense.

7.       CAPITAL STOCK

         WARRANT DIVIDEND - On September 18, 1998, the Company distributed 886,442 Common Stock Purchase Warrants (the "Warrants") as a dividend to stockholders of the Company on the basis of one Warrant for each four shares of Common Stock outstanding on September 10, 1998, the record date for the Warrant dividend. Each Warrant is exercisable, for a five-year period, for one share of Common Stock at an exercise price of $4.00. The Warrants are subject to redemption by the Company in the event the Common Stock trades at or above $6.50 per share for 20 consecutive trading days. The registration statement and prospectus covering the Common Stock issuable upon exercise of the Warrants also covers the resale of up to 155,081 Warrants by a selling security holder.

         No Warrants have been exercised through December 31, 1998.

         STOCK COMPENSATION - In January 1998, the Company adopted a non-qualified, compensatory Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"), which allowed eligible employees to purchase shares of the Company's Common Stock through payroll deductions. Under the 1998 Stock Purchase Plan, employees purchased shares at a price 100% of the lower of the beginning or ending fair market value of the shares during each one-month offering period. The Company matched the employees' purchase on a share-for-share basis. The maximum payroll deduction was 15% of an employee's eligible compensation. The Company reserved and registered a total of 50,000 shares of Common Stock for offer and issuance under the 1998 Stock Purchase Plan. The Company issued 47,244 shares under the 1998 Stock Purchase Plan, which has been discontinued. Stock compensation expense in the amount of $88,629 was recognized during the year ended December 31, 1998 representing the market value of the shares of Common Stock matched by the Company under the 1998 Stock Purchase Plan.

         STOCK INCENTIVE PLAN - In March 1998, the Board of Directors of the Company adopted the Marcum Natural Gas Services, Inc. 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan"), which was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Incentive Plan authorizes the Board of Directors to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for up to 250,000 shares of the Company's Common Stock. The 1998 Stock Incentive Plan replaced the Company's existing 1991 Stock Option Plan and the Company's Directors' Stock Option Plan (the "Prior Plans"), and no new awards will be made under the Prior Plans, although options outstanding under the Company's Prior Plans will not be affected by the adoption of the 1998 Stock Incentive Plan.

         STOCK REPURCHASE PLAN - In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company is authorized to purchase up to approximately 7% of its outstanding Common Stock in open market transactions, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. The Company may use the repurchased shares for employee benefit plans and other corporate purposes, may hold the repurchase shares in treasury or may retire the purchased shares. Through December 31, 1998, the Company repurchased 57,088 shares of its Common Stock at an average price of $2.25 per share. The repurchased shares have been retired.

         STOCK OPTIONS - In December 1991, the Company adopted the 1991 Stock Option Plan which was amended and restated on June 4, 1996 ("1991 SOP") and the Director's Stock Option Plan ("Director SOP"). Under the 1991 SOP, incentive stock options and nonqualified stock options may be granted to officers and employees for up to 350,000 shares of Common Stock. Under the 1991 SOP, options granted must be at exercise prices not less than the fair market value of the Company's Common Stock on the date of grant. The 1991 SOP options have a term of ten years with the vesting terms determined on the date of the grant. The Director SOP permits the granting of nonqualified stock options for up to 162,500 shares of Common Stock to nonemployee directors of the Company. Each Director SOP option is exercisable at a price not less than the fair market value of the Company's Common Stock on the date of grant. The Director SOP options have a term of ten years and are vested on the date of grant. Options granted to certain officers and non-employee directors contain limited rights for receipt of cash for appreciation in stock value in the event of certain changes in control.

         Options to purchase shares of common stock are summarized as follows:

                         1998 STOCK           DIRECTORS STOCK           1991 STOCK
                       INCENTIVE PLAN           OPTION PLAN             OPTION PLAN           OTHER OPTIONS
                   ----------------------- ---------------------- ----------------------------------------------
                                   WEIGHTED                WEIGHTED               WEIGHTED                WEIGHTED
                        NUMBER     AVERAGE      NUMBER     AVERAGE     NUMBER     AVERAGE       NUMBER    AVERAGE
                          OF        OPTION        OF       OPTION        OF        OPTION         OF       OPTION
                        SHARES      PRICE       SHARES      PRICE      SHARES      PRICE        SHARES     PRICE
Outstanding at
  January 1, 1997                               75,000    $ 6.30      213,188     $ 6.09        54,154    $ 6.37
Granted                                         30,000      3.62      102,500       3.61
Exercised                                                             (20,000)      3.50
Forfeited                                                             (35,438)      6.16
Expired                                                                                        (15,396)     6.37
                       -------                --------               --------                   ------

Outstanding at
  December 31, 1997         --                 105,000      5.54      260,250       5.30        38,758      6.38
Granted                 53,606     $ 2.65      115,000      2.12      304,750       2.29         1,559      2.00
Forfeited              (17,428)      3.52     (110,000)     5.50     (289,438)      5.28        (1,559)     6.36
Expired                                                                                        (37,200)     6.38
                       -------                --------               --------                   ------

Outstanding at
  December 31, 1998     36,178      $ 2.23     110,000     $ 2.00     275,562      $ 2.00        1,558    $ 2.00
                       =======                ========               ========                   ======

Exercisable at
  December 31:
  1998                  36,178      $ 2.23     110,000     $ 2.00           -      $    -        1,558    $ 2.00
                       =======                ========               ========                   ======

  1997                      --      $   --     105,000     $ 5.54     179,687      $ 5.76       38,758    $ 6.38
                       =======                ========               ========                   ======


         On October 6, 1998, the Board of Directors approved the repricing of all outstanding stock options held by officers, directors and employees of the Company to an exercise price of $2.00 per share, the last sale price of the Common Stock as reported on the Nasdaq National Market on such date. No repriced officer or employee options (whether or not vested) shall be exercisable prior to October 6, 1999. The other terms of the outstanding stock options generally remain unchanged. The repriced options are reflected as forfeitures and new grants during the year ended December 31, 1998 in the summary above.

         The weighted average grant date fair values of options granted (including repriced options in 1998), during the years ended December 31, 1998 and 1997 were $.77 and $1.36 per option, respectively. The range of exercise price for options outstanding as of December 31, 1998 was $2.00 to $2.44. The weighted average remaining contractual life of options outstanding at December 31, 1998 was approximately 6.7 years. If the fair value based method of accounting for stock options had been applied, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                        YEAR ENDED DECEMBER 31,
                                                                        1998               1997

         Net loss - as reported                                    $  (339,316)     $  (1,524,137)
         Net loss - pro forma                                      $  (563,789)     $  (1,565,137)
         Loss per basic and diluted Common Share - as reported     $     (0.10)     $       (0.50)
         Loss per basic and diluted Common Share - pro forma       $     (0.17)     $       (0.51)

         The fair values of stock options were calculated using a variation of the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1998 and 1997: stock price volatility at 40% and 40%, respectively; risk-free rate of return of 5% and 5.5%, respectively; dividend rate of $0.00 per year; and an expected term of 4 years for options granted to employees and 10 years for options granted to directors.

         STOCKHOLDER RIGHTS PLAN - On December 12, 1991, the stockholders of the Company approved the Stockholder Rights Plan ("Plan"). The Plan calls for the issuance of one preferred share purchase right ("Right") for each share of Common Stock held by stockholders of record on December 2, 1991. Each Right represents the right to purchase one one-hundredth of a share of Series C Preferred Stock of the Company at an initial exercise price of $100 per share. The Rights are exercisable through December 1, 2001, unless earlier redeemed by the Company. In the event that any person or group (with certain exceptions) acquires 15% or more of the Company's outstanding Common Stock, the Rights provide for the holder to acquire Common Stock of the Company, or acquiring company, at a 50% discount. The rights are redeemable by the Company at $.04 per Right.

         STOCK WARRANTS - On March 13, 1998, the Company issued 50,000 stock purchase warrants to a consultant for financial advisory services. The warrants vest in increments based upon the last sales price of the Company's Common Stock as reported on the Nasdaq Stock Market achieving the minimum levels set forth below. The exercise price of the respective warrants will be equal to the minimum stock prices as the warrants vest.

                                                  MINIMUM STOCK PRICE
                  NUMBER OF WARRANTS               AND EXERCISE PRICE

                        12,500                          $ 4.43
                        12,500                          $ 6.00
                        12,500                          $ 8.00
                        12,500                          $10.00



         At December 31, 1998, 12,500 of the warrants were vested and exercisable. All warrants that are not vested at March 13, 2000 shall expire without vesting. All of the warrants expire March 13, 2003, regardless of the date the warrants vest or become exercisable.

         In September 1994, the Company settled a lawsuit related to a dispute over services rendered by an individual in connection with the acquisition of Southern Flow. As part of the settlement, the Company issued 10,000 stock purchase warrants which entitle the holder to purchase one share of Common Stock at $17.00 per share, the market price of the stock on the settlement date. The warrants are exercisable and expire September 27, 1999.

         METRETEK STOCK WARRANTS - Metretek stock warrants were issued by Metretek in prior periods in connection with issues of common stock and debentures. Stock warrants were also issued by Metretek to certain stockholders as remuneration for loans provided to Metretek and to a venture capital company as remuneration for services rendered in connection with a new issue of special preference stock. At December 31, 1998, stock warrants outstanding allow the holders to purchase a total of 36,620 shares of common stock at prices ranging from $44.48 to $88.96 per share. The Metretek stock warrants are exercisable over periods expiring at various dates from 1999 to 2004.

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

8.       SEGMENT AND RELATED INFORMATION

         The Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," effective January 1, 1998. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         The Company has two reportable business segments: automated energy data management; and natural gas measurement services. The operations of the Company's automated energy data management segment are conducted by Metretek. Metretek's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek also provides energy data collection and management services and post-sale support services for its manufactured products. Historically, Metretek's products and services have been provided principally to natural gas local distribution companies ("LDCs"). Typically LDCs install Metretek products in conjunction with custody transfer meters on their larger customers for the purpose of meeting deregulation requirements.

         The operations of the Company's natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

         The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit, income and expense not allocated to reportable segments.

                                            AUTOMATED        NATURAL GAS
                                           ENERGY DATA       MEASUREMENT
                                            MANAGEMENT        SERVICES            OTHER            TOTAL

         1998
         Revenues                          $  8,774,395     $ 11,105,617     $     42,098      $ 19,922,110
         Segment profit (loss)                  433,563          746,828       (1,485,823)         (305,432)
         Total assets                        11,054,992       10,685,373          645,918        22,386,283
         Capital expenditures                   416,025          189,739            3,186           608,950
         Depreciation and amortization          497,922          601,911            9,569         1,109,402

         1997
         Revenues                          $  8,804,860     $ 11,585,242     $     42,735       $20,432,837
         Segment profit (loss)                  268,616        1,178,972       (1,103,788)          343,800
         Total assets                         4,723,547       11,473,098        1,790,362        17,987,007
         Capital expenditures                   110,562          184,802           12,329           307,693
         Depreciation and amortization          347,425          587,046            7,760           942,231


         The following table presents revenues by geographic area based on the location of the use of the product or service:

                                          1998             1997

         United States                $18,294,312     $18,527,809
         United Kingdom                   904,581         621,446
         Canada                           596,777         557,865
         Australia                         74,601          24,598
         Argentina                         42,296         582,238
         Brazil                                --          58,885
         Other                              9,543          59,996
                                      -----------     -----------

         Total                        $19,922,110     $20,432,837
                                      ===========     ===========




                                    * * * * *

                        MARCUM NATURAL GAS SERVICES, INC.
                                   FORM 10-KSB





                                  EXHIBIT INDEX



     EXHIBIT NO.                              EXHIBIT
     -----------                              -------

         3.3      AMENDED AND RESTATED BYLAWS OF MARCUM NATURAL GAS SERVICES,
                  INC.

         10.5 AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT, DATED DECEMBER 3, 1998, BETWEEN MARCUM NATURAL GAS SERVICES INC. AND W. PHILLIP MARCUM

         10.8 AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT, DATED DECEMBER 3, 1998, BETWEEN MARCUM NATURAL GAS SERVICES INC. AND A. BRADLEY GABBARD

         10.12 AMENDMENT NO. 1 TO THE LOAN AND SECURITY AGREEMENT, DATED AS OF NOVEMBER 10, 1998, BY AND AMONG NATIONAL BANK OF CANADA, MARCUM NATURAL GAS SERVICES, INC., METRETEK, INCORPORATED AND SOUTHERN FLOW COMPANIES, INC.

         21.1     SUBSIDIARIES

         23.1     CONSENT OF DELOITTE & TOUCHE LLP

         27.1     FINANCIAL DATA SCHEDULE