Form 10QSB
period 1999-03-31
MARCUM NATURAL GAS SERVICES INC/NEW
filed 1999-05-17
CIK 882154

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to
                                          ----------  ----------

                         Commission File Number 0-19793

                        MARCUM NATURAL GAS SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                         84-1169358
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       1675 Broadway, Suite 2150
            Denver, Colorado                                       80202
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

      As of April 30, 1999 there were 3,473,343 shares of the issuer's Common Stock outstanding.

      Transitional Small Business Disclosure Format

                           Yes              No X
                              ---             ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MARCUM NATURAL GAS SERVICES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets -
               March 31, 1999 and December 31, 1998                           3

          Unaudited Consolidated Statements of Operations -
               For the Three Months Ended March 31, 1999 and
               March 31, 1998                                                 5

          Unaudited Consolidated Statements of Cash Flows -
               For the Three Months Ended March 31, 1999 and
               March 31, 1998                                                 6

          Notes to Unaudited Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   20

Signatures                                                                   21

                             PART I.
                      FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      MARCH 31,      DECEMBER 31,
                                                        1999             1998
                                                     -----------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   354,491     $   639,448
   Trade receivables, less allowance for
      doubtful accounts of $113,253 and
      $117,469, respectively                           4,291,571       5,006,914
   Other receivables                                      37,440         152,084
   Inventories                                         4,367,148       4,412,100
   Net assets of discontinued operations                 302,013         319,393
   Prepaid expenses and other current assets             261,018         275,782
                                                     -----------     -----------

      Total current assets                             9,613,681      10,805,721
                                                     -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Equipment                                           2,253,227       2,235,732
   Vehicles                                               24,733          24,733
   Furniture and fixtures                                498,840         486,857
   Land, building and improvements                       714,892         714,423
                                                     -----------     -----------
      Total                                            3,491,692       3,461,745
   Less accumulated depreciation                       1,796,552       1,686,721
                                                     -----------     -----------

      Property, plant and equipment, net               1,695,140       1,775,024
                                                     -----------     -----------

OTHER ASSETS:
   Customer lists (net of accumulated
     amortization of $2,622,005 and
     $2,510,694, respectively)                         6,270,882       6,382,193
   Goodwill and other intangibles (net
     of accumulated amortization of
     $782,725 and $734,365, respectively)              3,115,713       3,204,606
   Other assets                                          227,612         218,739
                                                     -----------     -----------

      Total other assets                               9,614,207       9,805,538
                                                     -----------     -----------


TOTAL                                                $20,923,028     $22,386,283
                                                     ===========     ===========

See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   MARCH 31,       DECEMBER 31,
                                                     1999              1998
                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $    350,144      $    720,459
   Accrued and other liabilities                    1,044,893         1,055,372
   Current maturities of capital lease
     obligations                                        4,507             4,507
                                                 ------------      ------------

      Total current liabilities                     1,399,544         1,780,338
                                                 ------------      ------------

LONG-TERM NOTES PAYABLE                             2,827,638         3,161,702
                                                 ------------      ------------

DEPOSITS AND NON-CURRENT CAPITAL
   LEASE OBLIGATIONS                                    5,143             5,342
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Redeemable preferred stock - Series A,
      $.01 par value; authorized,
      1,000,000 shares; none issued and
      outstanding
   Redeemable preferred stock - Series B,
      $.01 par value; authorized,
      1,000,000 shares; none issued and
      outstanding
   Redeemable preferred stock - Series C,
      $.01 par value; authorized, 500,000
      shares; none issued and outstanding
   Common stock, $.01 par value; authorized,
      25,000,000 shares; issued and
      outstanding, 3,473,343 and 3,489,181
      shares, respectively                             34,733            34,892
   Additional paid-in capital                      38,896,480        38,930,724
   Accumulated other comprehensive income              (4,098)            6,657
   Accumulated deficit                            (22,236,412)      (21,533,372)
                                                 ------------      ------------

      Total stockholders' equity                   16,690,703        17,438,901
                                                 ------------      ------------



   TOTAL                                         $ 20,923,028      $ 22,386,283
                                                 ============      ============

See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                      1999             1998
                                                   ----------       ----------
REVENUES:
   Natural gas measurement sales and
     services                                      $4,954,670       $4,449,796
   Other                                               10,857           21,841
                                                   ----------       ----------
      Total revenues                                4,965,527        4,471,637
                                                   ----------       ----------

COSTS AND EXPENSES:
   Cost of measurement sales and services           3,660,723        2,895,471
   General and administrative                         866,764          890,572
   Selling, marketing and service                     470,843          307,759
   Depreciation and amortization                      318,838          236,784
   Research and development                           274,643          213,543
   Interest, finance charges and other                 76,756            2,526
                                                   ----------       ----------
      Total costs and expenses                      5,668,567        4,546,655
                                                   ----------       ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
  TAXES                                              (703,040)         (75,018)

INCOME TAX PROVISION                                     --               --
                                                   ----------       ----------

LOSS FROM CONTINUING OPERATIONS                      (703,040)         (75,018)
                                                   ----------       ----------

INCOME FROM DISCONTINUED OPERATIONS                      --             92,211
                                                   ----------       ----------

NET INCOME (LOSS)                                  $ (703,040)      $   17,193
                                                   ==========       ==========

NET INCOME (LOSS) PER BASIC AND DILUTED
  COMMON SHARE:
   Continuing operations                           $    (0.20)      $    (0.02)
   Discontinued operations                               0.00             0.03
                                                   ----------       ----------

NET INCOME (LOSS) PER BASIC AND DILUTED
  COMMON SHARE                                     $    (0.20)      $     0.01
                                                   ==========       ==========

WEIGHTED AVERAGE BASIC AND DILUTED
  COMMON SHARES OUTSTANDING                         3,475,496        3,082,958
                                                   ==========       ==========

See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        1999           1998
                                                     ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $(703,040)     $   17,193
   Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     continuing operations:
      Income from discontinued operations                 --           (92,211)
      Depreciation and amortization                    318,838         236,784
      Stock plan compensation expense                     --            42,782
      Loss (gain) on disposal of property, plant
        and equipment                                    2,613            (682)

   Changes in other assets and liabilities:
      Trade receivables                                715,343         520,151
      Inventories                                       44,952         (75,549)
      Other current assets                             129,408          44,115
      Other noncurrent assets                           (8,075)        (64,068)
      Accounts payable                                (370,315)          5,970
      Accrued and other liabilities                    (10,479)       (378,252)
                                                     ---------      ----------
      Net cash provided by continuing
        operations                                     119,245         256,233
      Net cash provided by discontinued
        operations                                       1,342          89,827
                                                     ---------      ----------
      Net cash provided by operating
        activities                                     120,587         346,060
                                                     ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment          (42,477)        (29,744)
   Proceeds from sale of property, plant and
     equipment                                           5,600           2,246
                                                     ---------      ----------
      Net cash used by investing activities            (36,877)        (27,498)
                                                     ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable to bank                    --           198,300
   Payments on notes payable to bank                  (334,064)        (46,845)
   Issuance of common stock                               --            42,782
   Repurchase of common stock                          (34,403)           --
   Payments on capital lease obligations                  (200)         (2,758)
                                                     ---------      ----------
      Net cash provided (used) by financing
        activities                                    (368,667)        191,479
                                                     ---------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (284,957)        510,041

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                           639,448       1,938,554
                                                     ---------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 354,491      $2,448,595
                                                     =========      ==========

See notes to unaudited consolidated financial statements.

               MARCUM NATURAL GAS SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of March 31, 1999 and December 31, 1998 and
            For the Three Month Periods Ended March 31, 1999 and 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Marcum Natural Gas Services, Inc. and its wholly owned subsidiaries and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 1999 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 1999 and 1998.

2.   COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was $(713,795) and $17,193, respectively. The Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

3.   COMPUTER SOFTWARE COSTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which the Company adopted effective January 1, 1999. SOP No. 98-1 requires that the Company capitalize certain costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP No. 98-1 did not have a material effect on the financial position or results of operations of the Company.

4.    SEGMENT INFORMATION

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

                             AUTOMATED       NATURAL GAS
                             ENERGY DATA     MEASUREMENT
                             MANAGEMENT        SERVICES        OTHER           TOTAL
THREE MONTHS ENDED:
MARCH 31, 1999
   Revenues                  $1,897,534       $3,057,136     $  10,857      $4,965,527
   Segment profit (loss)       (533,736)         261,376      (430,680)       (703,040)

MARCH 31, 1998
   Revenues                  $1,712,600       $2,737,196     $  21,841      $4,471,637
   Segment profit (loss)            139          207,338      (282,495)        (75,018)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of the results of operations for the Company for the three month periods ended March 31, 1999 and 1998 and of the consolidated financial condition of the Company as of March 31, 1999 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth selected information related to the Company's primary business segments and is intended to assist the reader in an understanding of the Company's results of operations for the periods presented.

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                       1999              1998
                                                      ------            ------
                                                   (dollar amounts in thousands)
REVENUES:
    Southern Flow                                     $3,057            $2,737
    Metretek                                           1,898             1,713
    Other                                                 11                22
                                                      ------            ------
    Total                                             $4,966            $4,472
                                                      ======            ======
GROSS PROFIT:
    Southern Flow                                     $  684            $  654
    Metretek                                             610               900
                                                      ------            ------
    Total                                             $1,294            $1,554
                                                      ======            ======
SEGMENT PROFIT (LOSS):
    Southern Flow                                     $  261            $  207
    Metretek                                            (534)                0
    Other                                               (430)             (282)
                                                      ------            ------
    Loss from continuing operations                     (703)              (75)
    Income from discontinued operations                 --                  92
                                                      ------            ------
    Total                                             $ (703)           $   17
                                                      ======            ======

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

    During 1998, the Company decided to discontinue its business segment engaged in acquiring or financing the acquisition of natural gas assets through private programs. The 1998 financial statements have been reclassified to exclude the operating results of this segment from continuing operations and to account for this segment as discontinued operations. The following discussion relates only to the Company's continuing operations.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Revenues. The Company's consolidated revenues for the three months ended March 31, 1999 increased $493,890, or 11%, compared to the same period in 1998, due to an increase in revenues by each of the Company's two operating segments. Southern Flow's revenues increased $319,940, or 12%, for the three months ended March 31, 1999, compared to the same period in 1998. Metretek's revenues for the three months ended March 31, 1999 increased $184,934, or 11%, compared to the same period in 1998, consisting of an increase in domestic sales of $455,514, offset in part by a decrease in international sales of $270,580. The increase in Metretek's domestic sales was the net result of the following key factors: (i) an increase in sales of the electronic corrector product line acquired from American Meter in May 1998; (ii) a decrease in sales of Metretek's remote data collection products and systems, due to an overall decrease in domestic demand; and (iii) a decrease in Metretek's circuit board assembly sales. The decrease in international sales is attributable to a decrease in sales of Metretek's remote data collection products and systems in the United Kingdom and in Canada. A comparison of Metretek's current domestic and international product mix is as follows:

                                       Three Months Ended March 31,
                                       ----------------------------
                                        1999                  1998
                                        ----                  ----
                                       (dollar amounts in thousands)
   Remote data collection              $1,127    59%         $1,442    84%
     products and systems
   Electronic corrector products          673    36%           --       0%
   Circuit board assembly sales            98     5%            271    16%
                                       ------                ------

   Total                               $1,898                $1,713
                                       ======                ======

     Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred by the Company to manufacture products and provide services. Cost of sales and services for the three months ended March 31, 1999 increased $765,252, or 26%, compared to the same period in 1998. Metretek's cost of sales and services for the three months ended March 31, 1999 increased $475,296, or 59%, compared to the same period in 1998. This increase was due primarily to higher personnel and related overhead costs associated with the integration and manufacturing of the electronic corrector product line which was acquired by Metretek in May, 1998. Although Metretek's revenues for the three months ended March 31, 1999 increased approximately 11% compared to the same period in 1998 (which preceded the American Meter acquisition), Metretek's overall gross profit margin decreased from 52.6% to 32.2% compared to the same period in 1998. Southern Flow's cost of sales and services for the three months ended March 31, 1999 increased $289,956, or 14%, compared to the same period in 1998. Southern Flow's gross profit margin after costs of sales and services for the three months ended March 31, 1999 decreased slightly from 23.9% to 22.4% compared to the same period in 1998, which is within the range of normal fluctuations.

     General and administrative expenses include personnel and related overhead costs for the support and administration functions of the Company. General and administrative expenses for the three months ended March 31, 1999 decreased $23,808, or 3%, compared to the same period in 1998, due principally to the net effect of the following factors: (i) a decrease in expenses of Southern Flow of approximately $28,000 primarily attributable to reduced state and franchise taxes in 1999 compared to 1998; (ii) a decrease in expenses of Metretek of approximately $54,000 attributable to overall cost savings at Metretek and Sigma VI resulting from combining certain administrative functions; and (iii) increases in general and corporate expenses of approximately $58,000 due to increased professional services, personnel and travel costs.

     Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for the sale and marketing activities of the Company, together with advertising and promotion costs. Selling, marketing and service expenses for the three months ended March 31, 1999 increased $163,084, or

53%, compared to the same period in 1998, all of which related to activities at Metretek. The increase in these expenses was due principally to an increase in the number of sales and customer service personnel in 1999 compared to the same period in 1998 primarily associated with the integration of the electronic corrector product line.

     Depreciation and amortization expenses include the depreciation and amortization of the Company's real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the three months ended March 31, 1999 increased $82,054, or 35%, compared to the same period in 1998. This increase was due to additional goodwill amortization costs related to Metretek's acquisitions in the second quarter of 1998 as well as increased depreciation expenses at both Metretek and Southern Flow.

     Research and development expenses include personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the three months ended March 31, 1999 increased $61,100, or 29%, compared to the same period in 1998, primarily due to increased personnel costs.

     Interest, finance charges and other expenses include interest and finance charges on the Company's credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the three months ended March 31, 1999 increased $74,230, or 2,939%, compared to the same period in 1998. The increase reflects interest expense on additional borrowings in 1999 compared to 1998 in order to fund Metretek's acquisitions in the second quarter of 1998, borrowings to finance increases in Metretek's inventory and accounts receivable, and the amortized portion of capitalized finance charges incurred in 1998 to obtain the Company's current credit facility.

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

     Based upon the discussion set forth in this item, the Company believes that future revenues, expenses and results of operations are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance.

FINANCIAL CONDITION AND LIQUIDITY

     The Company requires capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses, (iii) capital expenditures for property and equipment and software development, and (iv) the funding of possible future acquisitions.

     Net cash provided by operating activities was approximately $121,000 for the three months ended March 31, 1999, which was the net result of the following: (i) approximately $381,000 of cash used to fund continuing operations, before changes in assets and liabilities; (ii) approximately $501,000 of cash provided by changes in working capital and other asset and liability accounts; and (iii) approximately $1,000 of cash provided by discontinued operations.

     The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1999 will be approximately $1,100,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $274,643 were incurred in the three month period ended March 31, 1999.

     The Company anticipates capital expenditures in 1999 of approximately $450,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the three month period ended March 31, 1999 totaled $42,477.

     On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to Southern Flow and Metretek, subject to limitations described below. The Loan Agreement provides for daily advances to Southern Flow and Metretek in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The Company makes monthly interest payments computed at prime plus 1% (8.75% at March 31, 1999) on outstanding balances of the Loans. The Loans mature on March 14, 2001.

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

     Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek. At March 31, 1999, the Company had a combined $3,629,133 Loan availability, of which $2,227,638 had been borrowed by Southern Flow and Metretek, leaving $1,401,495 in unused Loan availability.

     In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company is authorized to purchase up to approximately 7% of its outstanding Common Stock in open market transactions, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. The Company may use the repurchased shares for employee benefit plans and other corporate purposes, may hold the repurchased shares in treasury or may retire the purchased shares. Through March 31, 1999, the Company had repurchased 72,926 shares of its Common Stock at an average price of $2.23 per share.

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

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which the Company adopted effective January 1, 1999. SOP No. 98-1 requires that the Company capitalize certain costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP No. 98-1 did not have a material effect on the financial position or results of operations of the Company.

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

     The Company expects total incremental costs (other than internal labor time) of becoming Year 2000 compliant not to exceed approximately $200,000, of which the Company has spent approximately $130,000 through March 31, 1999. The Company is funding the costs associated with Year 2000 compliance through operating cash flows and does not expect to defer any significant information technology projects in order to become Year 2000 compliant. The Company intends to capitalize and depreciate costs which represent investments in new or upgraded technology that qualify as capital investments and to expense all other costs as incurred.

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

     This item discussing Year 2000 issues contains forward-looking statements. The costs and anticipated completion dates for Year 2000 compliance by the Company and the estimated impact of Year 2000 issues on the Company are based upon management's best estimates at this time, which were derived utilizing numerous assumptions as to future events and third party activities, including the continued availability of certain resources, third party modifications plans and other factors, and may be updated from time to time as additional information becomes available. However, the Company cannot guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability and costs of Year 2000 compliant technology, the ability to identify and correct all potential Year 2000 sensitive issues, the ability of essential third parties to bring their systems into Year 2000 compliance, the level of Year 2000 disruptions experienced by the Company's vendors, suppliers, service providers and customers, the success of any required contingency actions and similar uncertainties.

     The Year 2000 statements in this item, as well as other Company disclosures regarding Year 2000 issues, are intended to constitute "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains, under "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as other parts of this Form 10-QSB, certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this Form 10-QSB, the words "may", "could", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect" and similar predictive, future tense or forward-looking terminology, are intended to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, (1) the Company's plans, intentions, beliefs and expectations with respect to its future prospects, including its products and services, its business and growth strategies, its discontinued operations; (2) industry trends, competitive conditions and market conditions, segments and trends; (3) expected capital expenditures and research and development costs;
(4) the sufficiency of funds from operations and available borrowings to meet the Company's future working capital and capital expenditure needs; and (5) the Company's plans, intentions, beliefs and expectations with respect to Year 2000 issues.

     Such forward-looking statements are based on the current plans, intentions, beliefs and expectations of management as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events but are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, (1) changes in the energy industry in general and the natural gas industry in particular; (2) the capital resources, technological requirements and internal business plans of the natural gas utilities industry; (3) technological and market changes in the natural gas industry; (4) the complexity, uncertainty and time constraints associated with the development and market acceptance of new product and service designs and technologies; (5) general economic and business conditions; (6) the Company's ability to successfully implement, and the market's acceptance of, Metretek's "TotalPlan(TM)" offering; (7) the Company's ability to successfully integrate and utilize the product lines and business acquired from American Meter, including the risks that revenues from the acquired business could be lower than expected and that related costs could be higher than expected; (8) the impact and timing of the deregulation of the various energy markets; (9) utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates; (10) risks and uncertainties associated with Year 2000 issues (See "Year 2000 Compliance" above); (11) fluctuations in quarterly operating results; (12) effects of a change in product mix on the Company's expected gross margins and net income; (13) the effects of any corporate acquisitions, dispositions or other corporate transactions; (14) risks associated with international operations; (15) reliance on strategic alliances; (16) the amount of additional proceeds from the disposition of the remaining net assets and other revenues from discontinued operations; (17) the receipt and timing of future customer orders; (18) the impact of competitive factors affecting the Company's operations, including the introduction of competitor's products, services and technologies by competitors; (19) unexpected events affecting the Company's ability to obtain funds from operations, debt or equity to finance operations, pay interest and other obligations, and fund needed capital expenditures and other investments; (20) the Company's ability to protect its proprietary information and technology; (21) the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; and (22) other risks and uncertainties that are discussed in this Form 10-QSB or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission, including the factors described under "Additional Factors That May Affect The Company's Future Results" in the Company's Form 10-KSB for the fiscal year ended December 31, 1998. The Company does not intend, and assumes no responsibility, to update any oral or written forward-looking statements made by the Company.

                                    PART II.
                                OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.1    Financial Data Schedule

     (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 14, 1999 (Items 5 and 7), reporting the Company's written response to a stockholder proposal.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MARCUM NATURAL GAS SERVICES, INC.


Date:  May 12, 1999                    By:  /s/ W. Phillip Marcum
      --------------                      -------------------------------------
                                          W. Phillip Marcum
                                          President and Chief Executive Officer


Date:  May 12, 1999                    By:  /s/ A. Bradley Gabbard
      --------------                      -------------------------------------
                                          A. Bradley Gabbard
                                          Executive Vice President
                                          and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number
------

     27.1   Financial Data Schedule