Form 10QSB
period 1999-06-30
METRETEK TECHNOLOGIES INC
filed 1999-08-12
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________


                         Commission File Number 0-19793

                           METRETEK TECHNOLOGIES, INC.
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

      As of July 30, 1999 there were 3,450,153 shares of the issuer's Common Stock outstanding.

      Transitional Small Business Disclosure Format

                           Yes              No  X
                               ---             ---

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets -
               June 30, 1999 and December 31, 1998                          3

          Unaudited Consolidated Statements of Operations -
               For the Three Months Ended June 30, 1999 and
                    June 30, 1998
               For the Six Months Ended June 30, 1999 and
                    June 30, 1998                                           5

          Unaudited Consolidated Statements of Cash Flows -
               For the Six Months Ended June 30, 1999 and
                    June 30, 1998                                           6

          Notes to Unaudited Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              20

Item 6.   Exhibits and Reports on Form 8-K                                 20

Signatures                                                                 21

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                                    JUNE 30,         DECEMBER 31,
                                                                      1999               1998
                                                                  -----------        ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $   586,857        $   639,448
   Trade receivables, less allowance for doubtful accounts
      of $108,467 and $117,469, respectively                        3,885,782          5,006,914
   Other receivables                                                   26,886            152,084
   Inventories                                                      4,362,356          4,412,100
   Net assets of discontinued operations                              291,014            319,393
   Prepaid expenses and other current assets                          301,926            275,782
                                                                  -----------        -----------

      Total current assets                                          9,454,821         10,805,721
                                                                  -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Equipment                                                        2,249,170          2,235,732
   Vehicles                                                            52,277             24,733
   Furniture and fixtures                                             504,390            486,857
   Land, building and improvements                                    714,892            714,423
                                                                  -----------        -----------
      Total                                                         3,520,729          3,461,745
   Less accumulated depreciation                                    1,858,917          1,686,721
                                                                  -----------        -----------

      Property, plant and equipment, net                            1,661,812          1,775,024
                                                                  -----------        -----------

OTHER ASSETS:
   Customer lists (net of accumulated amortization
     of $2,733,316 and $2,510,694, respectively)                    6,159,571          6,382,193
   Goodwill and other intangibles (net of accumulated
     amortization of $871,618 and $734,365, respectively)           3,026,819          3,204,606
   Other assets                                                       228,907            218,739
                                                                  -----------        -----------

      Total other assets                                            9,415,297          9,805,538
                                                                  -----------        -----------


TOTAL                                                             $20,531,930        $22,386,283
                                                                  ===========        ===========

See notes to unaudited consolidated financial statements.

                              METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                                         JUNE 30,           DECEMBER 31,
                                                                           1999                 1998
                                                                       ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $    367,382         $    720,459
   Accrued and other liabilities                                          1,091,154            1,055,372
   Current maturities of capital lease obligations                            3,691                4,507
                                                                       ------------         ------------

      Total current liabilities                                           1,462,227            1,780,338
                                                                       ------------         ------------

LONG-TERM NOTES PAYABLE                                                   2,652,203            3,161,702
                                                                       ------------         ------------

DEPOSITS AND NON-CURRENT CAPITAL
   LEASE OBLIGATIONS                                                          5,000                5,342
                                                                       ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Redeemable preferred stock - Series A, $.01 par value;
      authorized, 1,000,000 shares; none issued and outstanding
   Redeemable preferred stock - Series B, $.01 par value;
      authorized, 1,000,000 shares; none issued and outstanding
   Redeemable preferred stock - Series C, $.01 par value;
      authorized, 500,000 shares; none issued and outstanding
   Common stock, $.01 par value; authorized, 25,000,000 shares;
      issued and outstanding, 3,461,453 and 3,489,181 shares,
      respectively                                                           34,615               34,892
   Additional paid-in capital                                            38,870,430           38,930,724
   Accumulated other comprehensive income (loss)                             (4,098)               6,657
   Accumulated deficit                                                  (22,488,447)         (21,533,372)
                                                                       ------------         ------------

      Total stockholders' equity                                         16,412,500           17,438,901
                                                                       ------------         ------------


TOTAL                                                                  $ 20,531,930         $ 22,386,283
                                                                       ============         ============

See notes to unaudited consolidated financial statements.

                                        METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                     ------------------------------          -------------------------------
                                                      JUNE 30,            JUNE 30,             JUNE 30,            JUNE 30,
                                                        1999                1998                 1999                1998
                                                     ----------          ----------          -----------          ----------
REVENUES:
   Natural gas measurement sales and services        $4,937,494          $4,245,350          $ 9,892,164          $8,695,146
   Other                                                  7,254              17,820               18,111              39,661
                                                     ----------          ----------          -----------          ----------
      Total revenues                                  4,944,748           4,263,170            9,910,275           8,734,807
                                                     ----------          ----------          -----------          ----------

COSTS AND EXPENSES:
   Cost of measurement sales and services             3,169,534           2,743,626            6,830,257           5,639,097
   General and administrative                           783,963             934,582            1,650,727           1,825,154
   Selling, marketing and service                       568,277             356,470            1,039,120             664,229
   Depreciation and amortization                        317,684             239,634              636,522             476,418
   Research and development                             289,224             237,821              563,867             451,364
   Interest, finance charges and other                   68,101              72,186              144,857              74,712
                                                     ----------          ----------          -----------          ----------
      Total costs and expenses                        5,196,783           4,584,319           10,865,350           9,130,974
                                                     ----------          ----------          -----------          ----------

LOSS FROM CONTINUING
   OPERATIONS BEFORE TAXES                             (252,035)           (321,149)            (955,075)           (396,167)

INCOME TAXES                                               --                  --                   --                  --
                                                     ----------          ----------          -----------          ----------

LOSS FROM CONTINUING
  OPERATIONS                                           (252,035)           (321,149)            (955,075)           (396,167)
                                                     ----------          ----------          -----------          ----------

INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                  --               (64,362)                --                27,849
                                                     ----------          ----------          -----------          ----------

NET LOSS                                             $ (252,035)         $ (385,511)         $  (955,075)         $ (368,318)
                                                     ==========          ==========          ===========          ==========

NET INCOME (LOSS) PER BASIC
   AND DILUTED COMMON SHARE:
   Continuing operations                             $    (0.07)         $    (0.09)         $     (0.27)         $    (0.12)
   Discontinued operations                                 0.00               (0.02)                0.00                0.01
                                                     ----------          ----------          -----------          ----------

NET LOSS PER BASIC AND
   DILUTED COMMON SHARE                              $    (0.07)         $    (0.11)         $     (0.27)         $    (0.11)
                                                     ==========          ==========          ===========          ==========

WEIGHTED AVERAGE BASIC AND
  DILUTED COMMON SHARES
  OUTSTANDING                                         3,472,583           3,383,666            3,474,031           3,234,143
                                                     ==========          ==========          ===========          ==========

See notes to unaudited consolidated financial statements.

                         METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                ------------------------------
                                                                   1999                1998
                                                                ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (955,075)         $ (368,318)
   Adjustments to reconcile net loss to net cash
     provided (used) by continuing operations:
      Income from discontinued operations                             --               (27,849)
      Depreciation and amortization                                636,522             476,418
      Stock plan compensation expense                                 --                77,664
      Loss (gain) on disposal of property, plant
       and equipment                                                   417              (3,712)
   Changes in other assets and liabilities:
      Trade receivables                                          1,121,132             246,805
      Inventories                                                   49,744            (570,275)
      Other current assets                                          99,054             (54,141)
      Other noncurrent assets                                        3,980             (12,090)
      Accounts payable                                            (353,077)             70,720
      Accrued and other liabilities                                 35,782            (343,187)
                                                                ----------          ----------
      Net cash provided (used) by continuing operations            638,479            (507,965)
      Net cash used by discontinued operations                      (6,225)            (56,163)
                                                                ----------          ----------
   Net cash provided (used) by operating activities                632,254            (564,128)
                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                     (121,417)            (79,009)
   Acquisitions                                                       --            (1,485,618)
   Proceeds from sale of property, plant and equipment               7,800               8,431
                                                                ----------          ----------
      Net cash used by investing activities                       (113,617)         (1,556,196)
                                                                ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable to bank                                --               881,773
   Payments on notes payable to bank                              (509,499)            (49,545)
   Issuance of common stock                                           --                77,664
   Repurchase of common stock                                      (60,571)               --
   Payments on capital lease obligations                            (1,158)             (2,758)
                                                                ----------          ----------
      Net cash provided (used) by financing activities            (571,228)            907,134
                                                                ----------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (52,591)         (1,213,190)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   639,448           1,938,554
                                                                ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  586,857          $  725,364
                                                                ==========          ==========

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    As of June 30, 1999 and December 31, 1998
          For the Three Month Periods Ended June 30, 1999 and 1998 and
             For the Six Month Periods Ended June 30, 1999 and 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On June 8, 1999, pursuant to stockholder approval, the Company filed an amendment to its Restated Certificate of Incorporation, as amended, changing its name to "Metretek Technologies, Inc." As used in these notes, references to the "Company" mean Metretek Technologies, Inc. and its wholly owned subsidiaries:
Metretek, Incorporated (referred to herein as "Metretek") and Southern Flow Companies, Inc. (referred to herein as "Southern Flow").

     The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its wholly owned subsidiaries and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 1999 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 1999 and 1998.

2.   COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive loss for the six months ended June 30, 1999 and 1998 was $965,830 and $368,318, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

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

4.   SEGMENT INFORMATION

     The Company has two reportable business segments: automated energy data management and natural gas measurement services. The operations of the Company's automated energy data management segment are conducted by Metretek. Metretek's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek also provides energy data collection and management services and post-sale support services for its manufactured products.

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

                           AUTOMATED     NATURAL GAS
                          ENERGY DATA    MEASUREMENT
                           MANAGEMENT     SERVICES       OTHER         TOTAL
                          -----------    -----------   ---------    ----------
SIX MONTHS ENDED:
-----------------

JUNE 30, 1999
   Revenues                $4,275,525    $5,616,639    $  18,111    $9,910,275
   Segment profit (loss)     (717,867)      534,062     (771,270)     (955,075)

JUNE 30, 1998
   Revenues                $3,241,355    $5,453,791    $  39,661    $8,734,807
   Segment profit (loss)      (98,090)      447,807     (745,884)     (396,167)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of the results of operations for the Company for the six month periods ended June 30, 1999 and 1998 and of the consolidated financial condition of the Company as of June 30, 1999 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. As used in this Item, references to the "Company" mean Metretek Technologies, Inc. and its wholly owned subsidiaries:
Metretek, Incorporated (referred to herein as "Metretek") and Southern Flow Companies, Inc. (referred to herein as "Southern Flow").

RESULTS OF OPERATIONS

     The following table sets forth selected information related to the Company's primary business segments and is intended to assist the reader in an understanding of the Company's results of operations for the periods presented.

                                                  Six Months Ended
                                                       June 30,
                                               ----------------------
                                                1999            1998
                                                ----            ----
                                            (dollar amounts in thousands)
REVENUES:
    Southern Flow                              $5,617          $5,454
    Metretek                                    4,275           3,241
    Other                                          18              40
                                               ------          ------
    Total                                      $9,910          $8,735
                                               ======          ======
GROSS PROFIT:
    Southern Flow                              $1,365          $1,308
    Metretek                                    1,697           1,748
                                               ------          ------
    Total                                      $3,062          $3,056
                                               ======          ======
SEGMENT PROFIT (LOSS):
    Southern Flow                              $  534          $  448
    Metretek                                     (718)            (98)
    Other                                        (771)           (746)
                                               ------          ------
    Loss from continuing operations              (955)           (396)
    Income from discontinued operations          --                28
                                               ------          ------
    Total                                      $ (955)         $ (368)
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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Revenues. The Company's consolidated revenues for the six months ended June 30, 1999 increased $1,175,468, or 13%, compared to the same period in 1998, due to an increase in revenues by each of the Company's two operating segments. Southern Flow's revenues increased $162,848, or 3%, for the six months ended June 30, 1999, compared to the same period in 1998. Metretek's revenues for the six months ended June 30, 1999 increased $1,034,170, or 32%, compared to the same period in 1998, consisting of an increase in domestic sales of $1,098,428, offset in part by a decrease in international sales of $64,258. The increase in Metretek's domestic sales was the net result of the following key factors: (i) an increase in sales of the electronic corrector product line acquired from American Meter in May 1998; (ii) an increase in sales of Metretek's remote data collection products and systems, due to an overall increase in domestic demand; and (iii) a decrease in Metretek's circuit board assembly sales. The decrease in international sales is attributable to a decrease in sales of Metretek's remote data collection products and systems in the United Kingdom and in Argentina. A comparison of Metretek's current domestic and international product mix is as follows:

                                 Six Months Ended June 30,
                                 -------------------------
                                    1999           1998
                                    ----           ----
                               (dollar amounts in thousands)
   Remote data collection          $2,522   59%   $2,481    76%
     products and systems
   Electronic corrector products    1,389   32%      153     5%
   Circuit board assembly sales       364    9%      607    19%
                                   ------         ------

   Total                           $4,275         $3,241
                                   ======         ======


     Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred by the Company to manufacture products and provide services. Cost of sales and services for the six months ended June 30, 1999 increased $1,191,160, or 21%, compared to the same period in 1998. Metretek's cost of sales and services for the six months ended June 30, 1999 increased $1,085,238, or 73%, compared to the same period in 1998. This increase was due primarily to higher personnel and related overhead costs associated with the integration and manufacturing of the electronic corrector product line which was acquired by Metretek in May 1998. Although Metretek's revenues for the six months ended June 30, 1999 increased approximately 32% compared to the same period in 1998, Metretek's overall gross profit margin decreased from 53.9% to 39.7% compared to the same period in 1998. Southern Flow's cost of sales and services for the six months ended June 30, 1999 increased $105,922, or 3%, compared to the same period in 1998. Southern Flow's gross profit margin for the six months ended June 30, 1999 increased slightly from 24.0% to 24.3% compared to the same period in 1998, which is within the range of normal fluctuations.

     General and administrative expenses include personnel and related overhead costs for the support and administration functions of the Company. General and administrative expenses for the six months ended June 30, 1999 decreased $174,427, or 10%, compared to the same period in 1998, due principally to the effect of the following factors: (i) a decrease in expenses of Metretek of approximately $69,000 attributable to overall cost savings at Metretek and Sigma VI resulting from combining certain administrative functions; (ii) decreases in general and corporate expenses of approximately $67,000 primarily due to the elimination of compensation costs associated with the Company's 1998 Employee Stock Purchase Plan, which was terminated in July 1998; and (iii) a decrease in expenses of Southern Flow of approximately $38,000 primarily attributable to reduced state and franchise taxes in 1999 compared to 1998.

     Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for the sale and marketing activities of the

Company, together with advertising and promotion costs. Selling, marketing and service expenses for the six months ended June 30, 1999 increased $374,891, or 56%, compared to the same period in 1998, all of which related to activities at Metretek. The increase in these expenses was due principally to an increase in the number of sales and customer service personnel in 1999 compared to the same period in 1998 primarily associated with the integration of the electronic corrector product line.

     Depreciation and amortization expenses include the depreciation and amortization of the Company's real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the six months ended June 30, 1999 increased $160,104, or 34%, compared to the same period in 1998. This increase was due to additional goodwill amortization costs related to Metretek's acquisitions in the second quarter of 1998 as well as increased depreciation expenses at both Metretek and Southern Flow.

     Research and development expenses include personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the six months ended June 30, 1999 increased $112,503, or 25%, compared to the same period in 1998, primarily due to increased personnel costs.

     Interest, finance charges and other expenses include interest and finance charges on the Company's credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the six months ended June 30, 1999 increased $70,145, or 94%, compared to the same period in 1998. The increase reflects interest expense on additional borrowings in 1999 compared to 1998 in order to fund Metretek's acquisitions in the second quarter of 1998, borrowings to finance increases in Metretek's inventory and accounts receivable, and the amortized portion of capitalized finance charges incurred in 1998 to obtain the Company's current credit facility.

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

     Net cash provided by operating activities was approximately $632,000 for the six months ended June 30, 1999, that was the net result of the following:
(i) approximately $318,000 of cash used to fund continuing operations, before changes in assets and liabilities; (ii) approximately $956,000 of cash provided by changes in working capital and other asset and liability accounts; and (iii) approximately $6,000 of cash used by discontinued operations.

     The Company plans to continue research and development efforts to enhance its existing products and develop new products. The Company anticipates that its research and development costs in 1999 will be approximately $1,100,000, all of which will relate to Metretek's business. Research and development expenses in the amount of $563,867 were incurred in the six month period ended June 30, 1999.

     The Company anticipates capital expenditures in 1999 of approximately $275,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the six month period ended June 30, 1999 totaled $121,417.

     On April 14, 1998, the Company and its wholly owned subsidiaries entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The Company makes monthly interest payments computed at prime plus 1% (8.75% at June 30, 1999) on outstanding balances of the Loans. The Loans mature on March 14, 2001.

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

     Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek. At June 30, 1999, the Company had a combined $3,441,762 Loan availability, of which $2,052,203 had been borrowed by Southern Flow and Metretek, leaving $1,389,559 in unused Loan availability.

     In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company is authorized to purchase up to approximately 7% of its outstanding Common Stock in open market transactions, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. The Company may use the repurchased shares for employee benefit plans and other corporate purposes, may hold the repurchased shares in treasury or may retire the purchased shares. Through June 30, 1999, the Company had repurchased 84,816 shares of its Common Stock at an average price of $2.23 per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

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

     The Company has nearly completed its evaluation and assessment of its information technology and non-information technology systems, including software, hardware and equipment that may be potentially affected by the Year 2000 issue. The Company has and will continue to modify and replace portions of its existing information technology systems so they will function properly with respect to dates in the year 2000 and thereafter. The Company believes that any Year 2000 issues with respect to its internal information technology systems have been substantially resolved, and the remainder will be resolved, by either internal software programming adjustments or by the installation of Year 2000 compliant information systems. The Company expects to complete substantially all modifications and replacements required for Year 2000 compliance in its information systems prior to November 1, 1999. The Company is also in the process of assessing non-information technology system containing embedded chips that may be Year 2000 sensitive to identify operating systems and equipment that are necessary or critical for continued operations. The Company has tested and will continue to test essential operating systems and equipment containing embedded chips for Year 2000 compliance and to reprogram or replace such equipment as appropriate. Based upon its assessments to date, the Company is not aware of any significant Year 2000 issues in its control that will not be resolved prior to the Year 2000.

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

     The Company believes that the greatest risk from Year 2000 issues will result from the failure of third parties, with which the Company has material relationships, to become Year 2000 compliant. The Company relies on third party service providers for services such as telecommunications, internet services, utilities and other key services. Interruption of these services due to Year 2000 issues could materially adversely effect the Company's operations. The Company has communicated with certain third parties, including vendors, suppliers, service providers and customers, that the Company believes are critical to its business operations and with respect to which the Company believes Year 2000 issues could materially affect the Company's business. Although the Company is not presently aware of any significant vendor, supplier, service provider or customer that will have Year 2000 issues material to the Company's operations, many businesses are resistant to providing any written or binding assurances that they will be Year 2000 compliant. In addition, the Company has no control over Year 2000 compliance programs by third parties. Accordingly, the Company cannot provide any assurance that the systems of its essential vendors, suppliers, service providers or customers will be Year 2000 compliant. The lack of Year 2000 compliance by such third parties could have a material adverse impact on the Company's results of operations, financial condition and business. If any such third parties (other than customers) are not Year 2000 compliant and such non-compliance had or is likely to have a material adverse effect on the Company, then the Company expects to utilize alternate vendors, suppliers and service providers (subject to availability) which are Year 2000 compliant. The Company intends to have in inventory a reserve of raw materials, which it believes is sufficient to avoid a disruption in its manufacturing process, to minimize the risk associated with third-party suppliers experiencing Year 2000 issues. However, the loss or shortage of supply in any critical component of inventory, due to supplier Year 2000 issues or otherwise, could materially and adversely affect the Company's manufacturing operations.

     The Company expects total incremental costs (other than internal labor time) of becoming Year 2000 compliant not to exceed approximately $150,000, of which the Company has spent approximately $122,000 through June 30, 1999. The Company is funding the costs associated with Year 2000 compliance through operating cash flows and does not expect to defer any significant information technology projects in order to become Year 2000 compliant. The Company intends to capitalize and depreciate costs which represent investments in new or upgraded technology that qualify as capital investments and to expense all other costs as incurred.

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

     Such forward-looking statements are based on the current plans, intentions, beliefs and expectations of management as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events but are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, (1) changes in the energy industry in general and the natural gas industry in particular; (2) the capital resources, technological requirements and internal business plans of the natural gas utilities industry; (3) technological and market changes in the natural gas industry; (4) the complexity, uncertainty and time constraints associated with the development and market acceptance of new product and service designs and technologies; (5) general economic and business conditions; (6) the Company's ability to successfully implement, and the market's acceptance of, Metretek's "TotalPlan(TM)" and "TotalEnergyPlan (TM)" offerings; (7) the Company's ability to successfully integrate and utilize the product lines and business acquired from American Meter, including the risks that revenues from the acquired business could be lower than expected and that related costs could be higher than expected; (8) the impact and timing of the deregulation of the various energy markets; (9) utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates; (10) risks and uncertainties associated with Year 2000 issues (See "Year 2000 Compliance" above); (11) fluctuations in quarterly operating results; (12) effects of a change in product mix on the Company's expected gross margins and net income; (13) the effects of any corporate acquisitions, dispositions or other corporate transactions; (14) risks associated with international operations; (15) reliance on strategic alliances; (16) the amount of additional proceeds from the disposition of the remaining net assets and other revenues from discontinued operations; (17) the receipt and timing of future customer orders; (18) the impact of competitive factors affecting the Company's operations, including the introduction of competitor's products, services and technologies by competitors; (19) unexpected events affecting the Company's ability to obtain funds from operations, debt or equity to finance operations, pay interest and other obligations, and fund needed capital expenditures and other investments; (20) the Company's ability to protect its proprietary information and technology; (21) the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; and (22) other risks and uncertainties that are discussed in this Form 10-QSB or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission, including the factors described under "Additional Factors That May Affect The Company's Future Results" in the Company's Form 10-KSB for the fiscal year ended December 31, 1998. The Company does not intend, and assumes no responsibility, to update any oral or written forward-looking statements made by the Company.

                                    PART II.
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of the Company, held on June 7, 1999, the following proposals were submitted to and approved by the stockholders:

Proposal 1:  To elect three directors of the Company, each for a three year term expiring at the 2002 Annual Meeting of Stockholders.

                                           FOR         WITHHOLD
                                           ---         --------
                 A. Bradley Gabbard     2,659,865      513,333
                 Ronald W. McKee        2,741,213      431,985
                 Albert F. Thomasson    2,662,415      510,783

Proposal 2:  To adopt and approve an amendment to the Company's Restated
             Certificate of Incorporation, as amended, to change the name of the Company to Metretek Technologies, Inc.

                    FOR          AGAINST        ABSTAIN
                    ---          -------        -------
                 2,760,314       408,465         4,419

Proposal 3:  To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

                    FOR          AGAINST        ABSTAIN
                    ---          -------        -------
                 2,763,390       405,100         4,708


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1     Financial Data Schedule

     (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 14, 1999 (Items 5 and 7), reporting the Company's written response to a stockholder proposal.

          The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 8, 1999 (Items 5 and 7), reporting a Certificate of Amendment of its Restated Certificate of Incorporation, as amended, changing its name to "Metretek Technologies, Inc."

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MARCUM NATURAL GAS SERVICES, INC.

Date:  August 12, 1999                  By:    /s/ W. Phillip Marcum
     -------------------                   -------------------------------------
                                           W. Phillip Marcum
                                           President and Chief Executive Officer


Date:  August 12, 1999                  By:    /s/ A. Bradley Gabbard
     -------------------                   -------------------------------------
                                           A. Bradley Gabbard
                                           Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit
  Number
  -------

   27.1       Financial Data Schedule