Form 10QSB
period 1999-09-30
METRETEK TECHNOLOGIES INC
filed 1999-11-15
CIK 882154

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from      to
                                             ------  ------

                         Commission File Number 0-19793

                           METRETEK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                    84-1169358
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)

     1675 Broadway, Suite 2150
          Denver, Colorado                                   80202
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

         As of October 29, 1999 there were 3,467,156 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                                  Yes     No  X
                                      ---    ---

--------------------------------------------------------------------------------

                           METRETEK TECHNOLOGIES, INC.

                                  FORM 10-QSB
                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Unaudited Consolidated Balance Sheets -
                     September 30, 1999 and December 31, 1998                 3

            Unaudited Consolidated Statements of Operations -
                     For the Three Months Ended September 30, 1999 and
                              September 30, 1998
                     For the Nine Months Ended September 30, 1999 and
                              September 30, 1998                              5

            Unaudited Consolidated Statements of Cash Flows -
                     For the Nine Months Ended September 30, 1999 and
                              September 30, 1998                              6

            Notes to Unaudited Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                        27

Item 6.     Exhibits and Reports on Form 8-K                                 28

Signatures                                                                   29

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)


                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        1999            1998
                                                                    -------------   ------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $   349,813     $   639,448
     Trade receivables, less allowance for doubtful accounts
         of $138,811 and $117,469, respectively                       3,584,680       5,006,914
     Other receivables                                                   27,509         152,084
     Inventories                                                      4,329,613       4,412,100
     Net assets of discontinued operations                              278,556         319,393
     Prepaid expenses and other current assets                          441,287         275,782
                                                                    -----------     -----------

         Total current assets                                         9,011,458      10,805,721
                                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Equipment                                                        2,320,456       2,235,732
     Vehicles                                                            52,277          24,733
     Furniture and fixtures                                             504,390         486,857
     Land, building and improvements                                    714,892         714,423
                                                                    -----------     -----------
         Total                                                        3,592,015       3,461,745
     Less accumulated depreciation                                    1,970,415       1,686,721
                                                                    -----------     -----------

     Property, plant and equipment, net                               1,621,600       1,775,024
                                                                    -----------     -----------

OTHER ASSETS:
     Customer lists (net of accumulated amortization
       of $2,844,627 and $2,510,694, respectively)                    6,048,260       6,382,193
     Goodwill and other intangibles (net of accumulated
       amortization of $960,511 and $734,365, respectively)           2,937,926       3,204,606
     Other assets                                                       180,792         218,739
                                                                    -----------     -----------

         Total other assets                                           9,166,978       9,805,538
                                                                    -----------     -----------




TOTAL                                                               $19,800,036     $22,386,283
                                                                    ===========     ===========

See notes to unaudited consolidated financial statements.

                               METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              1999              1998
                                                                          -------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $    523,179      $    720,459
     Accrued and other liabilities                                           1,260,863         1,055,372
     Current maturities of capital lease obligations                             3,691             4,507
                                                                          ------------      ------------

         Total current liabilities                                           1,787,733         1,780,338
                                                                          ------------      ------------

LONG-TERM NOTES PAYABLE                                                      1,888,503         3,161,702
                                                                          ------------      ------------

DEPOSITS AND NON-CURRENT CAPITAL
     LEASE OBLIGATIONS                                                           5,000             5,342
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Redeemable preferred stock - Series A, $.01 par value;
         authorized, 1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series B, $.01 par value;
         authorized, 1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series C, $.01 par value;
         authorized, 500,000 shares; none issued and outstanding
     Common stock, $.01 par value; authorized, 25,000,000 shares;
         issued and outstanding, 3,460,344 and 3,489,181
         shares, respectively                                                   34,603            34,892
     Additional paid-in capital                                             39,047,744        38,930,724
     Accumulated other comprehensive income (loss)                              (4,098)            6,657
     Accumulated deficit                                                   (22,959,449)      (21,533,372)
                                                                          ------------      ------------

         Total stockholders' equity                                         16,118,800        17,438,901
                                                                          ------------      ------------


TOTAL                                                                     $ 19,800,036      $ 22,386,283
                                                                          ============      ============

See notes to unaudited consolidated financial statements.

                                     METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    -----------------------------     ------------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                       1999            1998              1999               1998
                                                    ----------       ----------       -----------       -----------
REVENUES:
     Natural gas measurement sales and services     $4,616,837       $4,635,454       $14,509,001       $13,330,600
     Other                                               4,428           (2,029)           22,539            37,632
                                                    ----------       ----------       -----------       -----------
         Total revenues                              4,621,265        4,633,425        14,531,540        13,368,232
                                                    ----------       ----------       -----------       -----------

COSTS AND EXPENSES:
     Cost of measurement sales and services          3,211,286        2,993,568        10,041,543         8,632,665
     General and administrative                        809,752          769,460         2,460,479         2,594,614
     Selling, marketing and service                    448,462          390,810         1,487,582         1,055,039
     Depreciation and amortization                     317,790          314,707           954,312           791,125
     Research and development                          233,616          253,758           797,483           705,122
     Interest, finance charges and other                71,361           24,792           216,218            99,504
                                                    ----------       ----------       -----------       -----------
         Total costs and expenses                    5,092,267        4,747,095        15,957,617        13,878,069
                                                    ----------       ----------       -----------       -----------

LOSS FROM CONTINUING
   OPERATIONS BEFORE TAXES                            (471,002)        (113,670)       (1,426,077)         (509,837)

INCOME TAXES                                              --               --                --                --
                                                    -----------      -----------      -----------       -----------

LOSS FROM CONTINUING OPERATIONS                       (471,002)        (113,670)       (1,426,077)         (509,837)
                                                    ----------       ----------       -----------       -----------

LOSS FROM DISCONTINUED OPERATIONS                         --            (41,436)             --             (13,587)
                                                    ----------       ----------       -----------       -----------

NET LOSS                                            $ (471,002)      $ (155,106)      $(1,426,077)      $  (523,424)
                                                    ==========       ==========       ===========       ===========

NET LOSS PER BASIC AND DILUTED
     COMMON SHARE:
     Continuing operations                          $    (0.14)      $    (0.03)      $     (0.41)      $     (0.15)
     Discontinued operations                              0.00            (0.01)             0.00             (0.01)
                                                    ----------       ----------       -----------       -----------

NET LOSS PER BASIC AND
     DILUTED COMMON SHARE                           $    (0.14)      $    (0.04)      $     (0.41)      $     (0.16)
                                                    ==========       ==========       ===========       ===========

WEIGHTED AVERAGE BASIC AND
  DILUTED COMMON SHARES
  OUTSTANDING                                        3,452,414        3,555,568         3,466,768         3,342,462
                                                    ==========       ==========       ===========       ===========

See notes to unaudited consolidated financial statements.

                         METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 -----------------------------
                                                                     1999            1998
                                                                 -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(1,426,077)     $  (523,424)
     Adjustments to reconcile net loss to net cash
       provided (used) by continuing operations:
         Loss from discontinued operations                              --             13,587
         Depreciation and amortization                               954,312          791,125
         Stock based compensation expense                             17,226           88,629
     Loss on disposal of property, plant and equipment                   417            1,641
     Changes in other assets and liabilities:
         Trade receivables                                         1,422,234         (502,847)
         Inventories                                                  82,487       (1,008,108)
         Other current assets                                        123,528           (9,058)
         Other noncurrent assets                                       8,488          (21,589)
         Accounts payable                                           (197,280)        (173,325)
         Accrued and other liabilities                               205,491         (253,951)
                                                                 -----------      -----------
         Net cash provided (used) by continuing operations         1,190,826       (1,597,320)
         Net cash provided (used) by discontinued operations          48,051          (76,830)
                                                                 -----------      -----------
         Net cash provided (used) by operating activities          1,238,877       (1,674,150)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                     (197,003)        (208,503)
     Acquisitions                                                                  (1,570,764)
     Proceeds from sale of property, plant and equipment               7,800            8,681
                                                                 -----------      -----------
         Net cash used by investing activities                      (189,203)      (1,770,586)
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable to bank                                --          2,203,419
     Payments on notes payable to bank                            (1,273,199)         (49,545)
     Issuance of common stock                                         20,584           88,629
     Repurchase of common stock                                      (85,536)        (100,000)
     Payments on capital lease obligations                            (1,158)          (8,387)
                                                                 -----------      -----------
         Net cash provided (used) by financing activities         (1,339,309)       2,134,116
                                                                 -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (289,635)      (1,310,620)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     639,448        1,938,554
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   349,813      $   627,934
                                                                 ===========      ===========

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of September 30, 1999 and December 31, 1998
        For the Three Month Periods Ended September 30, 1999 and 1998 and
          For the Nine Month Periods Ended September 30, 1999 and 1998


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

         The Company recently formed two wholly owned subsidiaries engaged in the energy information and services businesses, Metretek Internet Services, Inc. and TotalEnergyPlan, Inc. ("TEP"). The operations of these new subsidiaries were not material through September 30, 1999.

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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 1999 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998.

2.       COMPREHENSIVE INCOME (LOSS)

         The Company's comprehensive loss for the nine months ended September 30, 1999 and 1998 was $1,436,832 and $523,424, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

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

4.       NEW BUSINESS VENTURE AND AMENDMENT TO LOAN AGREEMENT

         On September 13, 1999, the Company entered into a strategic relationship with Scient Corporation ("Scient") to assist the Company in designing and creating an internet-based eBusiness to enable the Company to take its measurement information products, services, and data measurement technologies to the market of end-users of natural gas and electricity (the "eBusiness Project"). The eBusiness Project is being developed and will be operated through the Company's newly formed wholly owned subsidiary, Metretek Internet Systems, Inc. Simultaneously, the Company entered into a joint venture agreement with Mercator Energy Incorporated ("Mercator") whereby Mercator will provide consulting services (the "Mercator Consulting Agreement") to TEP, a newly formed wholly owned subsidiary of the Company. TEP was organized to develop and market "TotalEnergyPlan", the Company's proprietary turnkey data collection and software management system that enables commercial users of natural gas and electricity to monitor and better manage their energy purchases and consumption, which is designed to capitalize on a continuing trend toward deregulation within the industry.

         In order to facilitate its internet-based eBusiness Project, the Company, together with Metretek and Southern Flow, entered into an amendment (the "Loan Amendment") to the terms of its $5,000,000 credit facility with its commercial lender. The Loan Amendment amends certain covenants of the loan agreement, including the Company's minimum annual net income (or maximum annual net loss in 1999), minimum tangible net worth and minimum debt service coverage ratio. The Loan Amendment also permits the Company to utilize up to $700,000 of its credit facility to finance expenditures on the first phase of the eBusiness Project.

         The Company anticipates that the costs of the eBusiness Project, which involves several phases, will require estimated expenditures of approximately between $4,000,000 and $5,000,000 over the next nine to twelve months. The Company has the right to terminate the eBusiness Project on 30 days notice, with maximum additional expenditures of $100,000. The Loan Amendment is intended to provide the financing for the first phase of the eBusiness Project. In order to finance the remaining phases and the completion of the eBusiness Project, the Company will need to raise additional funds from the proceeds of public or private equity financing, debt financing, or from other sources. Any such capital raising will be subject to the consent of the Company's commercial lender. There can be no assurance that such additional funds will be available to the Company on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to the Company or its commercial lender. In the event the Company cannot obtain sufficient additional funds on a timely basis, then the Company will not be able to complete the eBusiness Project. The inability of the Company to finance or complete the eBusiness Project could have a material adverse effect on the Company's business, financial condition and results of operations.

         In connection with the eBusiness Project, the Company issued to Scient a warrant (the "Scient Warrant") to purchase 125,000 shares of common stock of the Company. The Scient Warrant becomes exercisable in September 2000, at exercise prices split between $5.00 and $10.00 per share, and expires in September 2002. Scient has registration rights with respect to the common stock issuable upon the exercise of the Scient Warrant.

         Pursuant to the Mercator Consulting Agreement, Mercator will provide broker-agent natural gas consulting services to TEP for a fee of $7,500 per month. The term of the Mercator Consulting Agreement is six months, renewable by mutual consent for six additional months. In connection with the Mercator Consulting Agreement, the Company issued to Mercator an option to purchase up to 25% of the capital stock of TEP for a purchase price equal to 25% of TEP's cumulative net loss, which is exercisable only during the term of the Consulting Agreement. The Company also issued to Mercator a warrant (the "Mercator Warrant") to purchase 60,000 shares of common stock of the Company. The Mercator Warrant vests in three tranches from the date of issuance through March 2000, with exercise prices ranging between $4.50 and $5.50 per share, and expires in September 2002. Mercator has registration rights with respect to the common stock issuable upon the exercise of the Mercator Warrant.

         In connection with the Loan Amendment, the Company paid customary fees to the commercial lender and issued a warrant (the "Lender Warrant") to purchase 20,000 shares of common stock of the Company. The Lender Warrant is exercisable for three years at an exercise price of $5.00 per share. The commercial lender has registration rights with respect to the common stock issuable upon the exercise of the Lender Warrant.

         Compensation expense for the fair value of the Scient, Mercator and Lender Warrants is being recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," over the period in which the services are being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $17,226 has been recognized in the consolidated statement of operations during the nine months ended September 30, 1999.

5.       SEGMENT INFORMATION

         The Company currently has two reportable business segments: automated energy data management and natural gas measurement services. The operations of the Company's automated energy data management segment are conducted by Metretek. Metretek's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek also provides energy data collection and management services and post-sale support services for its manufactured products.

         The operations of the Company's natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

         The Company recently formed two wholly owned subsidiaries engaged in the energy information and services businesses, Metretek Internet Services, Inc. and TEP. The operations of these new subsidiaries were not material through September 30, 1999.

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


                                         AUTOMATED       NATURAL GAS
                                        ENERGY DATA      MEASUREMENT
                                         MANAGEMENT        SERVICES          OTHER           TOTAL
                                         ----------        --------          -----           -----
SEPTEMBER 30, 1999
     Revenues                          $  6,206,372      $ 8,302,629     $    22,539      $14,531,540
     Segment profit (loss)                 (909,156)         680,168      (1,197,089)      (1,426,077)
     Total assets                         9,159,787        9,935,794         704,455       19,800,036
     Capital expenditures                    95,065           57,508          44,430          197,003
     Depreciation and amortization          483,973          459,734          10,605          954,312

SEPTEMBER 30, 1998
     Revenues                          $  5,210,893      $ 8,119,707     $    37,632      $13,368,232
     Segment profit (loss)                    7,382          543,843      (1,061,062)        (509,837)
     Total assets                        10,317,948       10,521,388       1,019,715       21,859,051
     Capital expenditures                   106,745           98,572           3,186          208,503
     Depreciation and amortization          334,420          449,534           7,171          791,125

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the results of operations for the Company for the nine month periods ended September 30, 1999 and 1998 and of the consolidated financial condition of the Company as of September 30, 1999 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. As used in this Item, references to the "Company" mean Metretek Technologies, Inc. and its wholly owned subsidiaries: Metretek, Incorporated (referred to herein as "Metretek") and Southern Flow Companies, Inc. (referred to herein as "Southern Flow").

         The Company recently formed two wholly owned subsidiaries engaged in the energy information and services businesses, Metretek Internet Services, Inc. and TotalEnergyPlan, Inc. ("TEP"). The operations of these new subsidiaries were not material through September 30, 1999.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to the Company's primary business segments and is intended to assist the reader in an understanding of the Company's results of operations for the periods presented.

                                                          Nine Months Ended
                                                             September 30,
                                                         -------------------
                                                         1999           1998
                                                       -------         -------
                                                    (dollar amounts in thousands)
REVENUES:
       Southern Flow                                   $ 8,303         $ 8,120
       Metretek                                          6,206           5,211
       Other                                                22              37
                                                       -------         -------
       Total                                           $14,531         $13,368
                                                       =======         =======
GROSS PROFIT:
       Southern Flow                                   $ 1,937         $ 1,821
       Metretek                                          2,530           2,877
                                                       -------         -------
       Total                                           $ 4,467         $ 4,698
                                                       =======         =======
SEGMENT PROFIT (LOSS):
       Southern Flow                                   $   680         $   544
       Metretek                                           (909)              7
       Other                                            (1,197)         (1,061)
                                                       -------         -------
       Loss from continuing operations                  (1,426)           (510)
       Loss from discontinued operations                  --               (13)
                                                       -------         -------
       Total                                           $(1,426)        $  (523)
                                                       =======         =======

       The Company currently has two reportable business segments: automated energy data management; and natural gas measurement services. The operations of the Company's automated energy data management segment are conducted by Metretek. Metretek's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek also provides energy data collection and management services and post-sale support services for its manufactured products.

       The operations of the Company's natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

       The Company evaluates the performance of its operating segments based on income (loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, results of insignificant operations, and income and expense not allocated to its operating segments.

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

NINE MONTHS MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. The Company's consolidated revenues for the nine months ended September 30, 1999 increased $1,163,308, or 9%, compared to the same period in 1998, due to an increase in revenues by each of the Company's two operating segments. Southern Flow's revenues increased $182,922, or 2%, for the nine months ended September 30, 1999, compared to the same period in 1998. Metretek's revenues for the nine months ended September 30, 1999 increased $995,479, or 19%, compared to the same period in 1998, consisting of an increase in domestic sales of $1,207,369, offset in part by a decrease in international sales of $211,890. The increase in Metretek's domestic sales was primarily the result of the inclusion in its revenues for the nine months ended September 30, 1999 of sales of its electronic corrector product line, which it acquired from America Meter in May 1998 but did not fully market until the mid-third quarter of 1998. Sales of Metretek's traditional line of remote data collection products and systems increased slightly in the first nine months of 1999 due primarily to increased demand for Year 2000 compliant systems, but this was more than offset by a decrease in circuit board assembly sales resulting partially from reduced industry demand and partially from the timing of orders which are expected to be filled in the fourth quarter of 1999. International sales, which are subject to fluctuation because the Company does not currently have a steady base of international customers, decreased in the nine months ended September 30, 1999 because Metretek did not capture as many new international projects during such period as compared to the same period in 1998. A comparison of Metretek's current domestic and international product mix is as follows:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                          1999                1998
                                          ----                ----
                                        (dollar amounts in thousands)
  Remote data collection
      products and systems               $3,711     60%      $3,591     69%
  Electronic corrector products           1,830     29%         625     12%
  Circuit board assembly sales              665     11%         995     19%
                                         ------              ------

  Total                                  $6,206              $5,211
                                         ======              ======

         Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred by the Company to manufacture products and provide services. Cost of sales and services for the nine months ended September 30, 1999 increased $1,408,878, or 16%, compared to the same period in 1998. Metretek's cost of sales and services for the nine months ended September 30, 1999 increased $1,341,605, or 57%, compared to the same period in 1998. This increase was due primarily to higher personnel and related overhead costs associated with the integration and manufacturing of the electronic corrector product line which was acquired by Metretek in May 1998. Although Metretek's revenues for the nine months ended September 30, 1999 increased approximately 19% compared to the same period in 1998, Metretek's overall gross profit margin decreased from 55.2% to 40.8% compared to the same period in 1998. Southern Flow's cost of sales and services for the nine months ended September 30, 1999 increased $67,273, or 1%, compared to the same period in 1998. Southern Flow's gross profit margin for the nine months ended September 30, 1999 increased slightly from 22.4% to 23.3% compared to the same period in 1998, which is within the range of normal fluctuations.

         General and administrative expenses include personnel and related overhead costs for the support and administration functions of the Company. General and administrative expenses for the nine months ended September 30, 1999 decreased $134,135, or 5%, compared to the same period in 1998, due principally to the effect of the following factors: (i) a decrease in expenses of Metretek of approximately $72,000 attributable to overall cost savings at Metretek and Sigma VI resulting from combining certain administrative functions; (ii) decreases in general and corporate expenses of approximately $87,000 primarily due to the elimination of compensation costs associated with the Company's 1998 Employee Stock Purchase Plan, which was terminated in July 1998; and (iii) a decrease in expenses of Southern Flow of approximately $32,000 primarily attributable to reduced state and franchise taxes in

1999 compared to 1998. These decreases in general and administrative expenses were partially offset by approximately $56,000 of costs incurred by the Company's newly formed eBusiness Project subsidiaries, primarily attributable to the compensation cost of common stock warrants issued to its consultants and joint venture partners, for which there were no comparable costs during the nine months ended September 30, 1998.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for the sale and marketing activities of the Company, together with advertising and promotion costs. Selling, marketing and service expenses for the nine months ended September 30, 1999 increased $432,543, or 41%, compared to the same period in 1998, substantially all of which related to activities at Metretek. The increase in these expenses was due principally to an increase in the number of sales and customer service personnel in 1999 compared to the same period in 1998 primarily associated with the integration of the electronic corrector product line as well as increased activities related to marketing the Company's internet energy information and services operations.

         Depreciation and amortization expenses include the depreciation and amortization of the Company's real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the nine months ended September 30, 1999 increased $163,187, or 21%, compared to the same period in 1998. This increase was due to additional goodwill amortization costs related to Metretek's acquisitions in the second quarter of 1998 as well as increased depreciation expenses at both Metretek and Southern Flow.

         Research and development expenses include personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the nine months ended September 30, 1999 increased $92,361, or 13%, compared to the same period in 1998, primarily due to increased personnel costs.

         Interest, finance charges and other expenses include interest and finance charges on the Company's credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the nine months ended September 30, 1999 increased $116,714, or 117%, compared to the same period in 1998. The increase reflects interest expense on additional borrowings in 1999 compared to 1998 in order to fund Metretek's acquisitions in the second quarter of 1998 and the subsequent growth and development of the acquired businesses, borrowings to finance increases in Metretek's inventory and accounts receivable, and the amortized portion of capitalized finance charges incurred in 1998 to obtain the Company's current credit facility.

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

FINANCIAL CONDITION AND LIQUIDITY

         The Company requires capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses, including the development of its internet-based eBusiness Project, (iii) capital expenditures for property and equipment and software development, and (iv) the funding of possible future acquisitions.

         Net cash provided by operating activities was approximately $1,239,000 for the nine months ended September 30, 1999, that was the net result of the following: (i) approximately $454,000 of cash used to fund continuing operations, before changes in assets and liabilities; (ii) approximately $1,645,000 of cash provided by changes in working capital and other asset and liability accounts; and (iii) approximately $48,000 of cash provided by discontinued operations.

         The Company plans to continue research and development efforts to enhance its existing products and develop new products, including its internet-based eBusiness Project. The Company anticipates that its research and development costs in 1999 will be approximately $2,500,000, of which $1,100,000 will relate to Metretek's business and $1,400,000 is expected to be incurred in connection with developing the Company's internet-based eBusiness Project. Research and development expenses in the amount of $797,483 were incurred in the nine month period ended September 30, 1999.

         The Company anticipates capital expenditures in 1999 of approximately $275,000, primarily for production and laboratory equipment, computer software and hardware. Capital expenditures for the nine month period ended September 30, 1999 totaled $197,003.

         On May 4, 1998, the Company acquired substantially all of the assets and business of American Meter Software Corporation ("American Meter Software"), a subsidiary of American Meter Company, pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. In consideration for this purchase, the Company delivered to American Meter Software an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock of the Company, and a $1,200,000 convertible subordinated promissory note, $600,000 of which is contingent upon Metretek exceeding certain sales targets, as discussed below. The purchase price is subject to upward adjustment based on Metretek's actual sales of products in the acquired business during the eighteen-month period that ends December 31, 1999. If Metretek's annualized sales of products in the business acquired are greater than $3,900,000 during such period, then the purchase price will be increased on a dollar-for-dollar basis to the extent of such sales surplus, but the purchase price shall not be increased above $4,500,000 even if annualized sales are greater than that amount. Any increase in the purchase price will be effected by adjusting the principal balance of the note. Up to $1,028,107 of the note is convertible at any time at the option of American Meter Software into 180,766 shares of Common Stock of the Company at the rate of $5.75 principal per share. The note bears interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears. The note is due and payable on May 4, 2002, and may be prepaid by the Company at any time without penalty or premium.

         On April 14, 1998, the Company, Metretek and Southern Flow, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The Company makes monthly interest payments computed at prime plus 1% (9.25% at September 30, 1999) on outstanding balances of the Loans. The Loans mature on March 14, 2001.

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

         Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek. At September 30, 1999, the Company had a combined $3,287,595 Loan availability, of which $1,288,503 had been borrowed by Southern Flow and Metretek, leaving $1,999,092 in unused Loan availability.

         On September 13, 1999, the Company entered into a strategic relationship with Scient Corporation ("Scient") to assist the Company in designing and creating an internet-based eBusiness to enable the Company to take its measurement information products, services, and data measurement technologies to the market of end-users of natural gas and electricity (the "eBusiness Project"). The eBusiness Project is being developed and will be operated through the Company's newly formed wholly owned subsidiary, Metretek Internet Systems, Inc. Simultaneously, the Company entered into a joint venture agreement with Mercator Energy Incorporated ("Mercator") whereby Mercator will provide consulting services (the "Mercator Consulting Agreement") to TEP, a newly formed wholly owned subsidiary of the Company. TEP was organized to develop and market "TotalEnergyPlan", the Company's proprietary turnkey data collection and software management system that enables commercial users of natural gas and electricity to monitor and better manage their energy purchases and consumption, which is designed to capitalize on a continuing trend toward deregulation within the industry.

         In order to facilitate its internet-based eBusiness Project, the Company, together with Metretek and Southern Flow, entered into an amendment (the "Loan Amendment") to the terms of its Loan Agreement. The Loan Amendment amends certain covenants of the Loan Agreement, including the Company's minimum annual net income (or maximum annual net loss in 1999), minimum tangible net worth and minimum debt service coverage ratio. The Loan Amendment also permits the Company to utilize up to $700,000 of its credit facility to finance expenditures on the first phase of the eBusiness Project.

         The Company anticipates that the costs of the eBusiness Project, which involves several phases, will require estimated expenditures of approximately between $4,000,000 and $5,000,000 over the next nine to twelve months. The Company has the right to terminate the eBusiness Project on 30 days notice, with maximum additional expenditures of $100,000. The Loan Amendment is intended to provide the financing for the first phase of the eBusiness Project. In order to finance the remaining phases and the completion of the eBusiness Project, the Company will need to raise additional funds from the proceeds of public or private equity financing, debt financing, or from other sources. Any such capital raising will be subject to the consent of the Company's Lender. There can be no assurance that such additional funds will be available to the Company on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to the Company or its Lender. In the event the Company cannot obtain sufficient additional funds on a timely basis, then the Company will not be able to complete the eBusiness Project. The inability of the Company to finance or complete the eBusiness Project could have a material adverse effect on the Company's business, financial condition and results of operations.

         In connection with the eBusiness Project, the Company issued to Scient a warrant (the "Scient Warrant") to purchase 125,000 shares of common stock of the Company. The Scient Warrant becomes exercisable in September 2000, at exercise prices split between $5.00 and $10.00 per share, and expires in September 2002. Scient has registration rights with respect to the common stock issuable upon the exercise of the Scient Warrant.

         Pursuant to the Mercator Consulting Agreement, Mercator will provide broker-agent natural gas consulting services to TEP for a fee of $7,500 per month. The term of the Mercator Consulting Agreement is six months, renewable by mutual consent for six additional months. In connection with the Mercator Consulting Agreement, the Company issued to Mercator an option to purchase up to 25% of the capital stock of TEP for a purchase price equal to 25% of TEP's cumulative net loss, which is exercisable only during the term of the Consulting Agreement. The Company also issued to Mercator a warrant (the "Mercator Warrant") to purchase 60,000 shares of common stock of the Company. The Mercator Warrant vests in three tranches from the date of issuance through March 2000, with exercise prices ranging between $4.50 and $5.50 per share, and expires in September 2002. Mercator has registration rights with respect to the common stock issuable upon the exercise of the Mercator Warrant.

         In connection with the Loan Amendment, the Company paid customary fees to the Lender and issued a warrant (the "Lender Warrant") to purchase 20,000 shares of common stock of the Company. The Lender Warrant is exercisable for three years at an exercise price of $5.00 per share. The Lender has registration rights with respect to the common stock issuable upon the exercise of the Lender Warrant.

         Compensation expense for the fair value of the Scient, Mercator and Lender Warrants is being recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," over the period in which the services are being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $17,226 has been recognized in the consolidated statement of operations during the nine months ended September 30, 1999.

         In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company was authorized to purchase up to approximately 7% of its outstanding common stock in open market transactions, from time to time as management deemed appropriate, based on the market price of the Company's stock. Through September 30, 1999, the Company repurchased 96,116 shares of its common stock at an average price of $2.22 per share. The Stock Repurchase Plan was discontinued on October 6, 1999. All of the repurchased shares have been retired.

         Based on the Company's current plans and assumptions, management believes that the Company's capital resources, including cash and cash equivalents, amounts available under existing credit facilities and funds generated from continuing operations, and additional proceeds from the disposition of the remaining assets of its discontinued operations, will be sufficient to meet its currently anticipated cash needs, including its working capital needs, capital commitments and debt service requirements, other than those pertaining to its eBusiness Project, for which the Company will need to raise additional capital from public or private sales of equity, debt financing, sale of assets or from other sources. The Company will also have a continuing need for additional capital to accomplish its business strategy with respect to its existing businesses and its newly developed businesses in the future, as well as to grow these businesses. In addition, unanticipated events, over which the Company may have no control, could increase its operating costs or decrease its ability to generate revenues from product and service sales. The Company will also require additional capital in the future in order to make any significant acquisition of businesses or technologies.

         Obtaining additional financing will depend on many factors, including market conditions, the Company's operating performance and investor sentiment. Terms of debt financing could restrict the Company's ability to operate its business, or to expand its operations. In addition, if the Company raises additional capital by issuing capital stock or securities convertible into capital stock, stockholders of the Company could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of the Company's current stockholders. Any such capital raising will be subject to the consent of the Company's lender. There can be no assurance that such additional funds will be available to the Company on a timely basis or that, if available on a timely basis, that such funds can be obtained on terms satisfactory to the Company or to its lender. The inability of the Company to obtain sufficient additional capital on a timely basis on terms that are acceptable to the Company and to its lender could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has completed its evaluation and assessment of its information technology and non-information technology systems, including software, hardware and equipment that may be potentially affected by the Year 2000 issue. The Company has and will continue to modify and replace portions of its existing information technology systems so they will function properly with respect to dates in the year 2000 and thereafter. The Company believes that any Year 2000 issues with respect to its internal information technology systems have been substantially resolved by either internal software programming adjustments or by the installation of Year 2000 compliant information systems. The Company has completed substantially all modifications and replacements required for Year 2000 compliance in its information systems. The Company has also substantially completed its assessment of non-information technology systems containing embedded chips that may be Year 2000 sensitive to identify operating systems and equipment that are necessary or critical for continued operations. The Company has tested and will continue to test essential operating systems and equipment containing embedded chips for Year 2000 compliance and to reprogram or replace such equipment as appropriate. Based upon its assessments to date, the Company is not aware of any significant Year 2000 issues in its control that have not been substantially resolved.

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

         The Company expects total incremental costs (other than internal labor time) of becoming Year 2000 compliant not to exceed approximately $200,000, of which the Company has spent approximately $183,000 through September 30, 1999. The Company is funding the costs associated with Year 2000 compliance through operating cash flows and does not expect to defer any significant information technology projects in order to become Year 2000 compliant. The Company intends to capitalize and depreciate costs which represent investments in new or upgraded technology that qualify as capital investments and to expense all other costs as incurred.

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

         Although the Company has not created a specific contingency plan to address the most reasonably likely worst case Year 2000 scenario, the Company has developed contingency plans for certain Year 2000 problems, such as identifying alternate vendors, suppliers and service providers, identifying alternative methods for transmitting energy measurement and monitoring information to its customers and preparing manual back-up methods for certain software-intensive operations. However, as the Company continues to assess the Year 2000 issue, in the event management believes it is warranted, the Company will develop a specific Year 2000 "worst case" contingency plan. The Company will continually refine its contingency plans as additional information becomes available.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains, under "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as other parts of this Form 10-QSB, certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are not historical facts. The words "may", "could", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan" and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, the Company's plans, intentions, beliefs and expectations with respect to the following:

         o the Company's future prospects, including revenues, income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

         o the Company's products and services, market position, market share, business and growth strategies, and strategic relationships;

         o industry trends, competitive conditions and market conditions, segments and trends;

         o    the Company's capital requirements and capital resources;

         o the sufficiency of funds from operations and available borrowings to meet the Company's future working capital and capital expenditure needs;

         o the development of an eBusiness market for energy information products and services, and the Company's ability to successfully design, create and sell such products and services over the Internet;

         o    the Company's ability to finance its eBusiness Project; and

         o    Year 2000 issues.

         The Company's forward-looking statements are based on the current plans, intentions, beliefs and expectations of management as well as assumptions made by and information currently available to management. The readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

         o the Company's ability to successfully develop and implement an Internet-based business;

         o the emergence and growth of a market for online energy information and services;

         o the success of the Company's strategic relationships with Scient and Mercator;

         o changes in the energy industry in general and the natural gas and electricity industry in particular;

         o the Company's ability to successfully implement, and the market's acceptance of, Metretek's "TotalPlan(TM)" and
              "TotalEnergyPlan(TM)" offerings;

         o the ability of the Company to raise sufficient funds to finance the eBusiness Project and the Company's other capital requirements on terms satisfactory to the Company, and the willingness of the Company's Lender, to consent to the terms of such financing arrangements;

         o the Company's history of losses and uncertainty of future profitability;

         o the Company's lack of operating history in its new energy information and services businesses and the unproven business models in those businesses;

         o the capital resources, technological requirements, and internal business plans of the natural gas and electricity utilities industry;

         o    technological and market changes within the natural gas industry;

         o the complexity, uncertainty and time constraints associated with the development and market acceptance of new product and service designs and technologies;

         o    general economic and business conditions;

         o the Company's ability to successfully integrate and utilize the product lines and business acquired from American Meter, including the risks that revenues from the acquired business could be lower than expected and that related costs could be higher than expected;

         o the impact and timing of the deregulation of the various energy markets;

         o utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates;

         o    risks and uncertainties associated with Year 2000 issues;

         o    fluctuations in quarterly operating results;

         o effects of a change in product mix on the Company's expected gross margins and net income;

         o the effects of any corporate acquisitions, dispositions or other corporate transactions;

         o    risks associated with international operations;

         o risks inherently associated with the Company's management of private energy programs;

         o the amount of additional proceeds from the disposition of the remaining net assets and other revenues from discontinued operations;

         o    the receipt and timing of future customer orders;

         o the impact of competitive factors affecting the Company's operations, including the introduction of competitor's products, services and technologies by competitors;

         o unexpected events affecting the Company's ability to obtain funds from operations, debt or equity to finance operations, pay interest and other obligations, and fund needed capital expenditures and other investments;

         o the Company's ability to protect its proprietary information and technology;

         o the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas industry in particular; and

         o other risks and uncertainties that are discussed in this Form 10-QSB or that are discussed from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

         The Company does not intend, and assumes no responsibility, to update any oral or written forward-looking statements made by the Company, whether as the result of new information, further events or otherwise.

                                     PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between July 1, 1999 and September 30, 1999, the Company issued the following securities without registration under the Securities Act of 1933:

         (1) On July 19, 1999, the Company issued a warrant to purchase 15,000 shares of Common Stock to Silverman Heller Associates, as consideration in part for consulting services to the Company. As of September 30, 1999, this warrant was exercisable for 7,500 shares of Common Stock at an exercise price of $2.47 per share, and for an additional 7,500 shares of Common Stock at an exercise price of $4.50 per share. This warrant expires July 19, 2004.

         (2) On September 7, 1999, the Company issued a warrant to purchase 125,000 shares of Common Stock to Scient Corporation, as consideration in part for eBusiness consulting services to the Company. As of September 30, 1999, this warrant was not exercisable. This warrant becomes exercisable September 7, 2000 for 62,500 shares of Common Stock at an exercise price of $5.00 per share and for an additional 62,500 shares of Common Stock at an exercise price of $10.00 per share. This warrant expires September 7, 2003.

         (3) On September 7, 1999, the Company issued a warrant to purchase 20,000 shares of Common Stock at an exercise price of $5.00 per share to National Bank of Canada, as consideration in part for the amendment of the Company's credit facility. As of September 30, 1999, this warrant was fully exercisable. This warrant will expire September 7, 2002.

         (4) On September 13, 1999, the Company issued a warrant to purchase 60,000 shares of Common Stock to Mercator Energy Incorporated, as consideration in part for entering into a consulting and joint venture arrangement with a subsidiary of the Company. As of September 30, 1999, this Warrant was exercisable for 20,000 shares of Common Stock at an exercise price of $4.50 per share. Commencing September 13, 2000, this Warrant will become exercisable for 20,000 additional shares of Common Stock at an exercise price of $5.00 per share. Commencing March 13, 2001, this Warrant will become exercisable for an additional 20,000 shares of Common Stock at an exercise price of $5.50 per share. This Warrant expires on September 13, 2002.

         Each of the issuances of securities described above was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involved in a public offering. The Company reasonably believed that each recipient of such securities had such knowledge and experience in financial and business matters to be capable of evaluating the risks and merits of the investment, and each recipient represented its intention to acquire the securities for investment only and not with a view to or for the sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with the Company, to information about the Company and its business and operation. In connection with the foregoing issuances of securities, no underwriters or broker-dealers were involved, no commissions were paid, and appropriate legends were affixed to the warrant certificates issued in such transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1          Financial Data Schedule

         (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on September 14, 1999 (Item 5), reporting an amendment to the terms of its $5,000,000 credit facility provided under its Loan Agreement in order to facilitate the first phase of its internet-based eBusiness Project with Scient Corporation and the Consulting and Joint Venture Arrangement with Mercator Energy Incorporated.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  METRETEK TECHNOLOGIES, INC.



Date:  November 12, 1999          By:  /s/ W. Phillip Marcum
      ------------------              -------------------------
                                       W. Phillip Marcum
                                       President and Chief Executive Officer




Date:  November 12, 1999          By:  /s/ A. Bradley Gabbard
      ------------------              --------------------------
                                       A. Bradley Gabbard
                                       Executive Vice President
                                       and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number
------


       27.1Financial Data Schedule