Form 10KSB
period 1999-12-31
METRETEK TECHNOLOGIES INC
filed 2000-03-29
CIK 882154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from               to


                         Commission File Number 0-19793

                           METRETEK TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


               DELAWARE                                   84-1169358
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                   1675 BROADWAY, SUITE 2150, DENVER, CO 80202
          (Address of principal executive offices, including Zip Code)

                                 (303) 592-5555
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                         Common Stock Purchase Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes /X/    No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for its most recent fiscal year ended December 31, 1999 were $19,365,196.

As of March 15, 2000, the aggregate market value of the shares of the issuer's Common Stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates was $54,042,975, based upon $15.75, the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

As of March 15, 2000, 5,003,678 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes / /  No  /X/

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I       ITEM 1.      DESCRIPTION OF BUSINESS.........................................   2
             ITEM 2.      DESCRIPTION OF PROPERTY.........................................  31
             ITEM 3.      LEGAL PROCEEDINGS...............................................  32
             ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  32
PART II      ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS...........................................  34
             ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................  36
             ITEM 7.      FINANCIAL STATEMENTS............................................  43
             ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE........................  43
PART III     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                            CONTROL PERSONS; COMPLIANCE WITH SECTION
                            16(a) OF THE EXCHANGE ACT.....................................  44
             ITEM 10.     EXECUTIVE COMPENSATION..........................................  46
             ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT................................................  50
             ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  53
             ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K................................  54
SIGNATURES................................................................................  58
INDEX TO FINANCIAL STATEMENTS.............................................................  F-1
EXHIBIT INDEX.............................................................................  X-1

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). From time to time, we may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are not historical facts. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan", "intend" and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, beliefs and expectations about the following:

         - Our future prospects, including our revenues, income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

         -        Our business plans and strategies;

         -        The risks and uncertainties related to our business;

         - Our products and services, market position, market share, business, growth strategies and strategic relationships;

         - Industry trends, competitive conditions and market conditions, segments and trends;

         -        Our capital requirements and capital resources;

         - The sufficiency of funds from operations and available borrowings to meet our future working capital and capital expenditure needs;

         - The development of a market for the products and services of our Internet-based energy information business;

         - Our ability to successfully develop and operate an Internet-based business, to successfully design, create and sell our products and services over the Internet and to successfully meet our Internet strategy objectives; and

         -        Our ability to finance our Internet-based business.

         These forward-looking statements are based on the current plans, intentions, beliefs and expectations of management as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are not guarantees of future performance or events. Forward-looking statements are subject to substantial risks and uncertainties. Any or all of these forward-looking statements could turn out to be wrong. Forward-looking statements will be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under "Additional Factors That May Affect Our Business and Future Results" in Item 1 below, as well as other risks and uncertainties discussed elsewhere in this Report, in documents incorporated by reference in this Report and in our other reports and filings with the Securities and Exchange Commission ("SEC"). We undertake no duty or obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         Metretek Technologies, Inc. and its subsidiaries ("Metretek" or "we") is a diversified provider of energy measurement products, services and systems to the energy industry. Metretek was incorporated in Delaware on April 5, 1991. In June 1999, Metretek changed its name from "Marcum Natural Gas Services, Inc." to Metretek Technologies, Inc. Metretek currently conducts its operations through three subsidiaries:

         - PowerSpring, Inc. ("PowerSpring"), based in Denver, Colorado, which operates Metretek's Internet-based business to business energy services hub.

         - Metretek, Incorporated ("Metretek Florida"), based in Melbourne, Florida, which designs, manufactures and sells electronic devices and systems, commonly referred to as automatic meter reading systems ("AMRs"), that automatically monitor, record and transmit data from natural gas custody transfer meters, electronic flow correctors and computers, and other energy measurement products and services.

         - Southern Flow Companies, Inc. ("Southern Flow"), based in Lafayette, Louisiana, which provides a wide variety of natural gas measurement services principally to producers and operators of natural gas production facilities.

         Until 1997, we had also operated in the compressed natural gas ("CNG") industry through Marcum Denver, Inc. (formerly named Marcum Fuel Systems, Inc.) ("Marcum Denver"). Marcum Denver was our wholly-owned subsidiary which engaged in the design, manufacture and sale of CNG refueling station equipment. In June 1997, Marcum Denver discontinued its operations by selling substantially all of its assets, because growth in the CNG industry was not meeting management's expectations.

         During 1998, we decided to discontinue the operations of Marcum Gas Transmission, Inc. ("MGT"). We formed MGT as a wholly-owned subsidiary to acquire or finance the acquisition of natural gas assets through private programs, and then to manage and maintain a small ownership interest in those programs. Our decision to discontinue MGT's operations was based on the declining prospects of the markets for these types of programs and in order to enable us to focus on operations with better potential. In December 1997, MGT sold one-third of its interests in two of the three programs it then managed, and in March 1998, MGT liquidated the third program. We do not intend to form or manage any new programs, although MGT will continue to manage the remaining two programs that operate natural gas related assets until we sell MGT's interest in those programs or liquidate the programs.

BUSINESS STRATEGY

         Our business strategy is to position ourself as an integrated provider of data management products and services which enhance the flow of information to the energy industry. To date, our products and services have been aimed primarily at the natural gas industry. The natural gas industry is characterized by relatively abundant domestic reserves, increasing demand, volatile prices and regulatory changes such as those resulting from the deregulation of the interstate pipeline industry. We intend to provide our products and services to other segments of the energy industry. The energy industry generally is undergoing fundamental regulatory and structural changes and trends. Our strategy is to acquire, develop and operate businesses that are positioned to take advantage of these trends.

         In implementing our business strategy, we have made several important acquisitions:

         - In 1993, we acquired substantially all of the assets of the Southern Flow Companies division of Weatherford International Incorporated ("Weatherford").

         -        In 1994, we acquired Metretek Florida.

         - In 1998, we acquired the electronic corrector business from American Meter Company ("American Meter").

         -        In March 2000, we acquired Mercator Energy Incorporated
                  ("Mercator").

While we regularly engage in discussions relating to potential acquisitions and dispositions, we have no present agreements or commitments with respect to any material acquisition or disposition.

         We have recently focused a major part of our business strategy upon the development of our Internet-based business, PowerSpring. In furtherance of this Internet-based business strategy, we have entered into a strategic relationship with Scient Corporation ("Scient"), a leading eBusiness systems and strategy advisor, and we have acquired Mercator. The goal of PowerSpring is to provide comprehensive energy consumption data and a broad array of additional information designed to facilitate the purchase and management of natural gas by commercial users of natural gas. PowerSpring also intends to provide commercial electricity users with a mechanism to manage their energy needs and reduce their electricity costs. Our initial focus is the development of a website to provide a single source of information and services for commercial energy users.

RECENT DEVELOPMENTS


         On February 4, 2000, we completed a $14,000,000 private placement (the "Units Private Placement") of 7,000 units ("Units"), including 1,450 Units we issued on December 9, 1999. Each Unit consisted of 200 shares of Common Stock, 1 share of Series B Preferred Stock and warrants ("Unit Warrants") to purchase 100 shares of Common Stock. For a description of the material terms of these securities, see "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities." In the Units Private Placement, we issued 1,400,000 shares of Common Stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of Common Stock. The Units Private Placement was approved and ratified by our stockholders at a special meeting of stockholders held on February 3, 2000. The Units were issued to institutional investors and other "accredited investors" (as defined under Regulation D under the Securities Act).

         The primary purpose of the Units Private Placement was to raise capital to enable us to develop the Internet-based business of PowerSpring. A portion of the proceeds was also used to repay outstanding indebtedness, and the remaining proceeds will be used for general corporate and working capital purposes, including potentially providing the funds to finance an acquisition opportunity, if one were to arise.

         On March 17, 2000, we acquired Mercator through a merger with a wholly-owned subsidiary of PowerSpring. Mercator is a Denver-based natural gas services and brokerage company that acts as an independent broker-agent for both producers and users. This acquisition will provide PowerSpring with Mercator's expertise in the area of energy procurement, which is an important element in our Internet business strategy.

         In consideration for the acquisition of Mercator, we delivered to John
A. Harpole, the President and sole shareholder of Mercator prior to the acquisition, $408,334 in cash, a $741,666 non-negotiable promissory note payable by PowerSpring over two years and secured by a general security interest in the assets of PowerSpring, and 2,500,000 shares of common stock of PowerSpring. Subsequent to the acquisition of Mercator, we own 87.5% of the outstanding shares of PowerSpring common stock, Mr. Harpole owns 12.5% of the outstanding shares of PowerSpring common stock, and Mercator has become a wholly-owned subsidiary of PowerSpring. We, PowerSpring and Mr. Harpole entered into a stockholders agreement that addresses certain rights related to Mr. Harpole's PowerSpring common stock, including a right of first refusal held by us for any sale of PowerSpring common stock by Mr. Harpole, co-sale rights and similar rights upon PowerSpring transactions, registration rights, and a right for Mr. Harpole to put his shares of PowerSpring common stock back to PowerSpring at an appraised value for cash payable over three years if PowerSpring has not completed an initial public offering and has not sold its business within two years.

         PowerSpring also entered into a two-year employment agreement with Mr. Harpole. Mr. Harpole will serve as the Executive Vice President, Chief Operating Officer and a director of PowerSpring. Under the employment agreement, Mr. Harpole received an option to purchase 60,000 shares of our Common Stock, exercisable at $17.88 per share, and an option to purchase 200,000 shares of PowerSpring common stock, exercisable at $.30 per share. Mr. Harpole agreed not to compete with the business of PowerSpring for one year after the termination of his employment.

         In September 1999, we had entered into a consulting and joint venture agreement with Mercator, under which Mercator provided energy procurement services to us on a consulting basis. In connection with the acquisition of Mercator, the consulting and joint venture agreement, and a related stock option agreement, were terminated.


POWERSPRING, INC.

         PowerSpring is our Internet-based business to business subsidiary. We formed PowerSpring as a wholly-owned subsidiary incorporated in Delaware in August 1999 under the name "Metretek Internet Services, Inc." In March, 2000, we reorganized and expanded our Internet business by merging our wholly-owned subsidiary TotalPlan, Inc. ("TotalPlan") into PowerSpring and by acquiring Mercator. We currently conduct all our Internet-based business through PowerSpring. As of the date of this Report, we own 87.5% of the capital stock of PowerSpring, and PowerSpring owns all of the outstanding capital stock of Mercator.

         Our Internet-based business objective is to be the leading Internet provider of energy information products and services. We are developing our Internet-based business to enable us to take our measurement information products, services and data management technologies to a broader market of end users of natural gas and electricity by creating a comprehensive market place on the Internet for energy consumers and suppliers to take advantage of deregulated energy markets. The initial focus of our Internet-based business strategy is to develop and launch an Internet-based transactional website. After we implement our Internet-based business strategy, we will continue to operate our Southern Flow and Metretek Florida businesses. The technology requirements of our Internet-based business will include automatic meter reading devices that will be manufactured by Metretek Florida, and thus may enhance our revenues from our Metretek Florida operations, depending on how we fix our revenue and pricing models for our PowerSpring products and services.

         In September 1999, in furtherance of our Internet-based business strategy, we entered into an agreement with Scient. Under the Scient agreement, Scient is assisting and advising us in designing, developing and implementing a viable Internet-based business strategy. Scient is a leading consultant and advisor to businesses exploring their Internet business capabilities. We estimate that our total costs associated with the services contemplated by the Scient agreement will be between $6,000,000 and $8,000,000. Under the Scient agreement, Scient is assisting us in:

         -        the conception of a viable Internet-based business strategy;

         - the architecture of a functional and scalable transactional based website;

         -        the design, engineering and development of the website;

         - the development, selection and procurement of all applicable operating software and hardware;

         - the branding and marketing strategy for the Internet-based business; and

         - the operational structure, management and staffing of the Internet-based business.

         Background of our Internet-based business strategy. Historically, the primary segment of Metretek Florida's business has been the sale of AMR equipment and related software to its customers, primarily natural gas utilities or combined natural gas/electric utilities. Typically, these customers would purchase Metretek Florida's AMR equipment and software for installation on the meters of their large, industrial natural gas customers.

         In 1985, the Federal Energy Regulatory Commission ("FERC") issued its Order No. 436 that initiated deregulation of the interstate natural gas transportation markets. This order was followed by other FERC orders, including FERC Order No. 636, that substantially completed deregulation of the interstate gas markets. As a result of the FERC rulings and various state level rulings and legislation, most United States industrial and commercial natural gas customers have, for some time, been legally able to choose a supplier of natural gas other than their local natural gas utility. A customer that chooses to purchase natural gas from a source other than its local utility is characterized by the local utility as a "transportation" customer, or a customer engaged in "deregulation purchases" of natural gas. A "transportation" customer periodically contracts with one or more suppliers of natural gas to provide its supply of natural gas and pays the local utility a transportation fee to transport the natural gas from the "city gate" across the utilities distribution system to the customer's facility. Often, the key benefit to the transportation customer is a lower net cost of natural gas.

         A substantial percentage of industrial natural gas users in the United States are "transportation" customers that are currently participating in the benefits of a deregulated natural gas market, while only a very small percentage of commercial gas users are transportation customers. We believe this largely explains why the average natural gas prices paid by commercial customers are higher than those paid by industrial customers, as discussed below. We also believe that commercial natural gas customers have been precluded from participating in the deregulated market primarily as a result of both economic and expertise barriers to market entry. The primary goal of our eBusiness is to remove these barriers to provide a large percentage of the commercial customer market access to the deregulated natural gas market, as well as the commercial electricity market.

         Deregulation of natural gas provides us with a market opportunity. A 1998 study published by the Energy Information Administration discloses that the average natural gas burner tip cost paid by industrial users in 1997 was $3.14 per MMBTU, compared to the average cost paid by commercial natural gas customers of $5.48 per MMBTU. Our Internet-based business strategy includes the concept of introducing a product to the commercial natural gas market that will allow commercial natural gas customers to substantially narrow the margin between average commercial natural gas costs versus average industrial natural gas costs.

         Our Internet-based business solution is to eliminate the primary barriers to entry for commercial natural gas customers. While industrial natural gas customers have been benefiting from deregulating natural gas markets, commercial users of natural gas have not been. We believe commercial customers of natural gas have been unable to benefit from deregulated markets largely as a result of economic and expertise barriers.

         Our primary Internet-based business product is being designed to provide a complete turn-key solution for the commercial natural gas customer and to reduce or eliminate many of the market entry barriers. We anticipate that this Internet-based business product will not require any up-front capital investment by the customer, will be seamless in its application to the customer, and will be perceived by the customer as having a small overall cost compared to the potential savings in energy costs. We expect customers to realize a savings in energy costs. In addition, customers will receive access to current and historical value added consumption reports through a content and function enriched website.

         Application of our Internet-based business strategy to the electricity markets.The initial focus of PowerSpring will be the natural gas market, which has been almost fully deregulated. However, the historical structure and operating mechanics of the electricity markets are very similar to the natural gas markets. Our AMR devices and software management programs are ideal for application in the electricity markets. In addition, the domestic electricity markets are about three times the size of the domestic natural gas markets.

         Deregulation of the electricity markets, while lagging behind the deregulation of natural gas markets, but is progressing. We are aware of at least 29 states that have either already deregulated their electricity markets, have passed legislation to implement deregulation, or have active pilot deregulation programs in place. We believe all of the remaining states are currently considering some form of deregulation of electricity markets.

         We believe that the opportunities to create savings for customers are potentially larger in the electricity markets than in the natural gas markets. We also expect that many of our natural gas customers will add their electricity needs to our PowerSpring program as their electricity markets become deregulated.

         Timing and funding of Internet-based business project. Based on our current schedule, we anticipate launching an operable, transaction-based Internet-based business website in June, 2000.

         We estimate that this initial development phase of PowerSpring will require aggregate expenditures of between $6,000,000 and $8,000,000, consisting of consulting fees and expenses payable to Scient and costs of acquiring the requisite technology, including hardware and software, as well as research and development costs. Through December 31, 1999, these costs were approximately $1.5 million. We expect that after this initial development stage is completed and our website is launched, the further development and growth of PowerSpring, including staffing, organizational and start-up expenses, marketing costs and additional capital expenditures, will require significant additional funds. To develop and expand PowerSpring, we will need to raise significant additional funds beyond the proceeds of the Units Private Placement, from the proceeds of public or private equity financing, debt financing or from other sources.

         We intend to raise any needed additional capital to fund the development and operations of PowerSpring primarily through financing at the PowerSpring level. However, depending upon the availability of capital, market conditions, our consolidated operations and the operations of PowerSpring, we may also or instead raise additional capital at the Metretek level. For example, depending on market conditions and other factors we deem appropriate, we may call our outstanding publicly trading warrants ("Dividend Warrants") for redemption. Due to the trading price of our Common Stock, as of the date of this Report we have the right, upon 30 days notice, to call the Dividend Warrants for redemption at a redemption price of $.01 per Dividend Warrant, and we will continue to have this redemption right as long as the closing sale price of the Common Stock as reported on the Nasdaq National Market equals or exceeds $6.50 per share. We expect that, subject to market conditions, most or all Dividend Warrants will be exercised if we call them for redemption, resulting in gross proceeds of up to $3.5 million to us.

         Our capital raising will be subject to the consent of our lender on our credit facility, if our credit facility is then in effect. In addition, depending on how it is structured, our capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that additional funds will be available to us in the future or that, if available, additional funds can be obtained on terms favorable to us, and on terms acceptable to our lender, if its consent is required, and on terms acceptable to the holders of our Series B Preferred Stock, if their consent is required. In addition, we can not assure you that any capital which is available to us will be sufficient to facilitate this successful operation of PowerSpring. Our inability to raise sufficient additional funds, beyond the proceeds of the Units Private Placement, to meet the capital requirements of PowerSpring could have a material adverse effect on our business, financial condition and results of operations.


METRETEK, INCORPORATED

         We acquired Metretek Florida in 1994. Metretek Florida was founded in 1977 in Melbourne, Florida as a developer, manufacturer and marketer of automated systems for monitoring and recording energy consumption. Metretek Florida's primary focus at present is in the natural gas metering industry.

         Products. Metretek Florida's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Within these categories, Metretek Florida's products are often customized to fit the needs of its customers.

         Remote data collection products, also referred to as AMRs, attach to existing natural gas meters and correctors. These devices are designed to automatically collect and transmit metering data according to a schedule preset by the customer. The AMR is an electronic printed circuit board assembly designed and programmed to interface with an energy meter at the point of energy consumption. The electronic board is enclosed in an assembly that attaches to the energy meter. The energy consumption data collected by the AMR is then sent to a Metretek Florida proprietary database consisting of a software system running on a centrally located personal computer or computer network maintained at the customer's central operations center for further processing. Communications from the AMR to the database are generally achieved through an existing voice grade telephone line, although cellular telephone and radio are used when telephone lines are either not available or are not cost-effective. Depending upon the particular features of the AMR, the data collection may be time stamped with sufficient frequency to allow the customer to perform critical aspects of gas flow management such as nomination, delivery, balancing, meter indexing and billing.

         As a result of the strategic acquisition of assets from American Meter in May 1998, Metretek Florida offers a complete line of natural gas volume electronic corrector products. These corrector products include all or some of the following functions:

         - Pressure and temperature transducers to accomplish real time correction of meter volumes for variations in ambient temperature and pipeline pressure;

         - Microprocessor and memory for calculation of final gas volumes based upon AGA specified formulas, and for data storage;

         -        Full remote data collection capabilities;

         -        Users definable alarm detection and fault limits;

         - User definable control features such as flow control, pipeline pressure monitoring and shutdown, odorant injection;

         -        Automatic self-calibration features;

         -        Compatibility with numerous volumetric meters; and

         - Capability of providing corrector features for multiple meters simultaneously.

         In addition to the two primary product lines referred to above, Metretek Florida also manufactures "application-specific" products designed for certain market niches. These include cathodic protection monitors, used to monitor rectifier and cathodic protection system failure, and gas pipeline pressure monitors.

         Services. In addition to its manufactured product lines, Metretek Florida also provides certain services to its customers. Metretek Florida offers post-sale support services which help create and maintain customer satisfaction and loyalty. Metretek Florida has recently commenced offering "energy data collection and management services" under the trade name "TotalPlan(TM)" for customers who are unable or unwilling to make the investment required to own a Metretek Florida system. In this turn-key service, Metretek Florida provides and installs the required remote data collection hardware, collects and formats the remote data in Melbourne, Florida, and then sends the data electronically to the customer for a per month or per communication fee. Management believes this service will help Metretek Florida penetrate the commercial account AMR markets.

         In 1997, Metretek Florida commenced offering contract manufacturing of electronic circuit boards by acquiring Sigma VI, Inc. ("Sigma VI"). Metretek Florida expanded this business in June 1998 by acquiring the business and assets of Quality Contract Manufacturing, Inc. ("QCMI"). Sigma VI and QCMI were two small contract manufacturers of electronic circuit board and cable assemblies located in Melbourne, Florida. Metretek Florida made these acquisitions to gain control of the quality and timeliness of Metretek Florida's manufactured circuit boards and subassemblies and to diversify and expand the business of Metretek Florida. With the automated equipment and experienced personnel acquired, Metretek Florida is able to offer contract manufacturing to local electronics manufacturers who have high quality, short run, quick turnaround requirements.

         A critical element of Metretek Florida's product line is its data collection and management capability. With the exception of the Sigma VI products, virtually all of Metretek Florida's products are integrated with Metretek Florida's database software package, the DC 2000 system. This system provides substantial flexibility for the generation of reports in formats useful for Metretek's customers to perform data management functions. As a result of the acquisition of the American Meter electronic corrector product line, Metretek Florida and American Meter are working towards the cross-functionality of certain of their products in an effort to enhance data management by Metretek Florida's customers.

         Markets. Historically, Metretek Florida's AMR products have been marketed principally to natural gas local distribution companies ("LDCs"). Typically, LDCs install these devices in conjunction with custody transfer meters on their larger customers for the purpose of meeting deregulation requirements. Sixty of the largest one hundred LDCs in North America currently utilize Metretek Florida systems to monitor and record the natural gas consumption of their industrial and commercial accounts. The timely and accurate information provided by the Metretek Florida system is used by the operations, engineering, natural gas supply, marketing, customer service and billing departments of the LDC. In the future, Metretek Florida intends to focus its marketing efforts directly toward the commercial and industrial users of natural gas and electricity. Markets for the electronic corrector products are much broader and include not only LDCs and their commercial and industrial customers, but also natural gas transportation and distribution companies, natural gas gatherers and processors, natural gas producers and operators, and natural gas brokers.

         The U.S. market for remote data collection products for natural gas meters consists of three classes of natural gas users:

         - Industrial users, consisting of the largest 250,000 domestic users of natural gas, such as steel mills, glass manufacturing plants, and natural gas fired power generator plants;

         - Commercial users, consisting of approximately 4,000,000 natural gas customers, such as multi-family apartment complexes, restaurants, factories and other customers with multiple locations within a relatively confined area; and

         - Residential users, which are the smallest users and include primarily residential single family houses.

         Historically, Metretek Florida has been the leading provider of AMRs to the industrial natural gas market, which is becoming saturated. The primary target for Metretek Florida's AMR products is the recently developing commercial natural gas user market, Metretek Florida does not consider the residential natural gas user sector of the market to be a viable target market for its products, primarily due to the low margins inherent in that market.

         Marketing and Customer Service. Metretek Florida distributes its products by a direct sales force in the United States, and uses contract representatives and distributors to distribute its products outside the United States. Metretek Florida also provides implementation services for its customers designed to meet its customer's specific needs. Metretek Florida offers a maintenance and support team in Melbourne, Florida that offers 24-hour, toll-free hotline support, customer service representatives, consulting services, equipment repair and preventative maintenance, software support and maintenance, system troubleshooting and network management services. Metretek Florida's marketing strategy includes utilizing its close contacts with the utility industry through its sales representatives. Metretek Florida also participates in trade shows, symposiums and conferences designed to expand industry awareness of its products. Metretek Florida also utilizes direct mailing of brochures and newsletters, and has a home page on the Internet.

         International. Outside of North America, Metretek Florida has sold AMR systems to natural gas distribution utility companies in the United Kingdom, the Netherlands, Pakistan, Australia, Argentina and Brazil. Over the past three years, approximately 11% to 21% of Metretek Florida's annual sales have been to customers outside the U.S. All of the eight major gas distribution utility companies in Canada own and operate Metretek Florida systems. Metretek Europe Limited, a wholly-owned subsidiary of Metretek Florida located in Camberley, England, sells Metretek Florida products primarily in Western Europe.

         Acquisitions. Metretek Florida's business strategy includes the acquisition of, and strategic alliances with, measurement equipment providers and software application developers that can utilize or enhance Metretek Florida's offering of products and services.

         On May 4, 1998, Metretek Florida acquired substantially all of the assets and business of American Meter pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. American Meter is ultimately controlled by Ruhrgas AG, a German corporation. The assets acquired by Metretek Florida include certain inventory, equipment, trademarks and technology of American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek Florida assumed certain transitional employee costs and product warranty obligations of American Meter. The assets and business operations acquired have been relocated to Metretek Florida's existing facility in Melbourne, Florida.

         In consideration for the purchase of the assets and business, we paid and delivered to American Meter at the closing an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock, and a $1,200,000 convertible subordinated promissory note, $600,000 of the principal of which was contingent upon Metretek Florida exceeding certain sales targets, during an adjustment period, which targets were not met. Subsequent to the closing, the purchase price was adjusted down by $85,000 to reflect a decrease in American Meter's inventory between December 31, 1997 and May 4, 1998, partially offset by transitional costs assumed by Metretek Florida. After the adjustment period, the final principal amount of the convertible note was fixed at $600,000.

         American Meter has given notice that it desires to convert the note, under its terms, into 105,495 shares of Common Stock at the rate of $5.6875 of principal per share, plus 26,373 Dividend Warrants. The American Meter note bore interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, and was due and payable May 4, 2002. American Meter has the one-time demand right to cause the shares of Common Stock issued to American Meter at the closing or issuable upon conversion of the American Meter note to be registered under the Securities Act and applicable state securities laws, and also has certain piggy-back registration rights to include such shares in any registration statement filed by us, subject to customary underwriter cutbacks.

         Metretek Florida also entered into a license agreement with American Meter, providing for the license by American Meter to Metretek Florida of certain operating software, and the development, manufacture and sale by Metretek Florida to American Meter of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be imbedded within certain new rotary and turbine meters of American Meter. The American Meter license agreement also grants to American Meter and its affiliates the right to sell Metretek Florida products in the United States and Canada at certain agreed-upon prices. American Meter has also entered into a non-competition agreement with Metretek Florida, under which American Meter agreed not to compete with Metretek Florida in the acquired business for five years from the closing date. In 1998, in connection with this acquisition, Harry
I. Skilton, President of American Meter, became a member of our Board of Directors.

SOUTHERN FLOW COMPANIES, INC.

         Southern Flow provides a variety of natural gas measurement services principally to customers involved in natural gas production, gathering, transportation and processing. We commenced our operations in this line of business in 1991 by acquiring an existing business. This business was expanded significantly in 1993 when we acquired substantially all of the assets of the Southern Flow Companies division of Weatherford. Through its predecessors, Southern Flow has provided measurement services to the natural gas industry since 1953.

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

         The market for independent natural gas measurement services is fragmented, with no single company having the ability to exercise control. Many natural gas producers and operators, and most natural gas pipeline and transportation companies, internally perform some or all of their natural gas measurement services. In addition to price, the primary consideration for natural gas measurement customers is the quality of services and the ability to maintain data integrity, because natural gas measurement has a direct effect on the natural gas producer's revenue and royalty and working interest owner obligations. We believe that we are able to effectively compete by:

         -        providing dependable integrated measurement services;

         -        maintaining local offices in proximity to our customer base;
                  and

         -        retaining experienced and competent personnel.

COMPETITION

         The markets for energy products, services, technology and information are highly competitive and subject to rapidly changing technology, new and emerging products, services and technologies, frequent product and service performance improvements and evolving industry standards. In addition, we anticipate facing intense competition in our new online business, especially as the use of the Internet for energy products and services grows. The growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new start-ups as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. Increased competition could result in price reductions, reduced gross margins, loss of market share, inability to penetrate new markets or to develop new markets, any of which could have a material and adverse effect on our business.

         Our current and prospective competitors fall into the following categories:

         - large and well established distributors of energy measurement, monitoring and information products and services, such as Cellnet Data Systems, Inc., Itron Corp. and Whisper Communications;

         - large, well established and diversified companies like Schlumberger, General Electric and Asea Brown Boveri that have divisions or subsidiaries devoted to our markets;

         - in-house services provided by utilities and major oil and gas companies;

         - large, well established and diversified oil and gas companies like Enron Corp. and Duke Energy Corp.; and

         - numerous prospective competitors that may offer energy information.

         We believe that our ability to compete successfully will depend upon many factors, many of which are outside of our control. These factors include:

         -        our responsiveness to customers needs;

         - functionality of our and our competitors' products and services;

         - speed of implementation of new products and services and enhancement to existing products and services;

         -        price of competitors' products and services;

         -        ease of use of products and services;

         -        performance and features of products and services;

         -        quality and reliability;

         -        reputation;

         -        quality of customer service and support;

         -        sales and marketing efforts;

         -        our ability to sustain our strategic relationships; and

         - the timing and market acceptance of new products and services and enhancements to existing products and services developed by us and our competitors.

         We believe that we compete favorably with respect to the above factors, although with respect to products and services that we do not believe price is a principal competitive factor, we do not compete on the basis of price. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations. We cannot guarantee that our products and services will continue to compete favorably or that we will be successful in facing the increasing competition for new products and enhancements introduced by its existing competitors or new competition entering the market.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, and the inability to develop new businesses, which could materially and adversely affect our business. We cannot assure that we will have the financial resources, technical expertise, portfolio of market or services or marketing and support capabilities to successfully compete.

         The market for Metretek Florida's products and services is very competitive. Although Metretek Florida's product offering is very specific to the requirements for industrial and commercial meter reading/monitoring in natural gas distribution utility companies, many suppliers of residential meter reading systems also offer products for commercial and/or industrial applications and can be formidable competitors for utility companies desiring to implement residential meter reading and to have all automatic/remote meter reading, including industrial and commercial, performed on a single system. Also, major natural gas meter and instrument manufacturers offer systems to remotely read and interrogate their own equipment, and utility companies that use certain manufacturers' meters exclusively may also choose to buy their communication and data collection products as well. We believe that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing products or services for the market in which Metretek Florida is currently or is intending to compete. Most of Metretek Florida's present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, as well as greater name recognition and experience, than Metretek Florida. Metretek Florida competes with a large number of existing and potential competitors in these markets, some of which do not compete in all of the same markets as Metretek Florida. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of Metretek Florida's prospective customers. Metretek Florida competes primarily on the basis of product quality and reliability, applications expertise, and the quality of its service and support.

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

         PowerSpring will be competing in the Internet energy products, services and information markets. These markets are evolving rapidly, are highly competitive and are likely to be characterized by an increasing number of market entrants and by industry consolidation. Because there are no substantial barriers to entry, we expect that PowerSpring will face competition from both existing competitors and new market entrants in the future. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. We believe that the primary competitive factors facing PowerSpring are:

         - a state-of-the-art infrastructure providing availability, speed, scalability and security;

         - site and Internet application hosting and management expertise;

         -        fast and reliable Internet connectivity;

         - a reputation for high-quality service and superior customer service and support;

         - numerous and diverse service offerings and timely addition of value-added services;

         -        brand recognition;

         -        competitive pricing; and

         - adequate capital to permit continued investment in infrastructure, customer service and support and sales and marketing.

         We expect our Internet competitors to come from three different areas: energy service providers, online exchanges and measurement companies. We expect our competitors will range from purely online energy offerings such as Enermetrix to large off-line competitors such as Enron. Energy service providers will be significant competitors of ours because they target the same commercial and industrial market that we will target. Examples of competitive energy service providers include Enron, Duke Energy, PG&E Energy Services, New Energy/Power Direct, Energy.com and Utility.com. Companies that provide the wholesale online exchanges, such Altra and Houston Street.com, enable customers to trade energy in an on-line environment. Companies offering retail on-line exchanges include Enermetrix.com.

REGULATION

         Regulation of Natural Gas. Our operations are affected in various degrees by political developments and federal and state laws and regulations. In particular, natural gas production, operations and economics are affected by price controls, by environmental, tax and other laws relating to the natural gas industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such laws, rules and regulations. Natural gas industry legislation and agency regulation is periodically changed for a variety of political, economic and other reasons. Natural gas sales have been deregulated at the wholesale, or pipeline, level since

Federal Energy Regulatory Commission Order 636 was issued in 1992. Since that time, individual states have been studying various methods for deregulating natural gas sales at the retail level. Many state utility commissions are currently conducting pilot programs that allow residential and small commercial consumers to select a provider of their choice, other than the local distribution company, to supply their natural gas. As natural gas sales are deregulated, on a state by state basis, we believe that timely collection and reporting of consumption data will be needed and desired by utility companies and energy service providers, particularly for residential and commercial customers who are purchasing natural gas on an aggregate basis. We believe that PowerSpring and Metretek Florida will benefit from such a regulatory environment.

         Regulation of Electricity. The electric utility industry is undergoing fundamental structure changes due to deregulation. The traditional utility structure, consisting of a vertically integrated system operating as a natural monopoly with rates set in relation to cost, has historically presented utilities with little incentive to improve service quality or operating efficiency. Customer demands and regulatory mandates by federal and state governments are opening the electric utility market to competition, forcing electric utilities to transform themselves from regulated monopolies into competitive enterprises. While regulatory initiatives vary from state to state, many involve a shift from rate-of-return rate making, in which an electric utility's rates are determined by its return on assets, to performance-based rate making, in which an electric utility's rates and profitability are based upon its cost, efficiency, and service quality. This deregulatory movement in the electricity industry follows a similar deregulatory movement in the natural gas utility industry. Today, commercial and industrial natural gas customers can purchase natural gas directly from producers or brokers, while utilities are required to provide transportation of such natural gas to customers' facilities. We expect a similar result from electricity deregulation.

         Several major electric utilities have recently entered into merger agreements and other consolidation transactions and bought and sold generation assets. The restructuring has also focused on opening the electric power production industry, in certain markets, to full competition in the next few years and ultimately providing customers access to multiple suppliers. Federal legislation, such as the National Energy Policy Act of 1992 (the "Energy Policy Act"), has opened utility transmission lines to independent power producers in an effort to increase competition in the wholesale electric power generation market. Under the Energy Policy Act, individual states have the sole authority to mandate the transport and delivery or "wheeling" of electric power to retail customers. As a result, at least 18 states now have legislation or final commission orders to mandate retail wheeling and nearly all of the other states are in various stages of considering the implementation of retail wheeling and unbundling, both at legislative and regulatory levels. Meanwhile, a number of other states are also requiring utilities to "unbundle," or offer as separate services, metering, billing and collection, and more states are formally investigating such unbundling. Unbundling implies that a third party, such as a new power market participant, would be free to own the electric meter that measures usage and attaches to a commercial, industrial or residential customer's premises. Traditionally, the owner of the meter has been the electric utility which has also had a monopoly in providing metering, billing, and collection services. In California, the state which has to date advanced the furthest in the deregulation process, the California Public Utility Commission mandated competitive retail wheeling and unbundling effective April 1, 1998 for large commercial and industrial customers and January 1, 1999 for all remaining customers. By mandating retail wheeling the California PUC allows the customer to choose among energy service providers. The California PUC has also mandated hourly metering capability for commercial and industrial customers choosing direct access and which require more than 50 kW of power, which will be decreased to 20kW in the year 2002.

         The changing regulatory environment means that new power market participants will be entering into a market traditionally dominated by established utilities. To date, more than 33 parties have registered with the California PUC as Registered Energy Service Providers to provide electric services in California. The established utilities are focused on retaining and increasing their market share as a result of competition. Both new power market participants and established utilities will be striving to optimize their offerings and to distinguish themselves in the market. The same capabilities will enable energy service providers to meet regulatory metering and forecasting requirements, offer superior, competitively-priced services, collect customer information and diversify by adding additional applications as available.

         We believe that competition will require recordation of electric power consumption data more frequently than is presently customary through a much wider use of daily, hourly and possibly even more frequent meter readings. In fact, hourly meter reading has already been mandated for commercial and industrial customers in

California. Other deregulating states which require hourly metering for commercial and industrial customers include Michigan and Arizona. It is possible that other states will follow. We believe that our AMR technology, or meter reading technology similar to it, will be needed to do such hourly meter reading.

         We believe that regulatory reform will result in new opportunities for us to provide our products and services, such as AMR and other functions typically performed by utilities, directly to end-user customers. In addition, we believe there are a number of new business opportunities that will be able to develop for capitalizing on the value of the information that can be derived from our products and services.

         Regulation of Internet Activities. At present, there are few laws or regulations directed specifically at Internet commerce. However, because of the Internet's popularity and increasing use, laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. These laws and regulations may cover issues such as the collection and use of data from web site visitors and related privacy issues, pricing, content, copyrights, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and Internet commerce which could decrease the revenue potential or increase the costs of PowerSpring. Specific areas of legislative activity regulating Internet commerce including the following:

         - Taxes. Congress enacted a three-year moratorium, ending on October 27, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there will be no federal taxes on e-commerce until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

         - Online Privacy. Both Congress and the Federal Trade Commission are considering regulating the extent to which companies should be able to use and disclose information they obtain online from consumers. If any regulations are enacted, we may find certain of our contemplated marketing activities restricted. Also, the European Union has directed its member nations to enact much more stringent privacy protection laws than are generally found in the United States, and has threatened to prohibit the export of certain personal data to United States companies if similar measures are not adopted. Such a prohibition could limit our growth in foreign markets. The Department of Commerce is negotiating with the Federal Trade Commission to provide exemptions from the European Union regulations, but the outcome of these negotiations is uncertain.

         - Regulation of Commerce Facilities. To some extent, the rapid growth of the Internet in the United States has been due to the relative lack of government intervention in the marketplace for Internet access. Lack of intervention may not continue in the future. For example, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Some Internet service providers are seeking to have broadband Internet access over cable systems regulated in much the same manner as telephone services, which could slow the development of broadband Internet access services. Because of these proceedings or others, new laws or regulations could be enacted which could burden the companies that provide the infrastructure on which the Internet is based, thereby slowing the rapid expansion of the medium and its availability to new users.

         Moreover, the applicability to the Internet of existing laws governing such issues as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing.

         Regulation of International Operations. Our international operations are also subject to the political, economic and other uncertainties of doing business abroad including, among others, risks of war, cancellation, expropriation, renegotiation or modification of contracts, export and transportation regulations and tariffs, taxation and royalty policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign government sovereignty over certain areas in which we conduct, plan to conduct or in the future may conduct operations.

         Regulation of Environment. While various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect our operations as a result of their effect on natural gas development, exploration, production, transportation and dispensing operations, our operations are not currently subject to substantial environmental laws and regulations. We believe we are in material compliance with those environmental laws and regulations to which we are subject. It is not anticipated that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate effect on us and on the cost of compliance.

EMPLOYEES

         At February 29, 2000, we had 228 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

RESEARCH AND DEVELOPMENT

         Our basic research and development activities have been historically conducted by Metretek Florida. Metretek Florida conducts research and development directed towards improvements in its product and service offering which address anticipated customer needs and potential new markets. Current research and development activities for existing customers and markets are aimed at expanding Metretek Florida's wireless communication capability, cost reduction of pulse collection devices, and a new software operating system. Products and services currently under development for new markets include an electric meter interface and a monitoring and recording system for liquid levels in storage tanks (primarily for use in propane distribution systems).

         Recently, we commenced an extensive research and development program for the business of PowerSpring. We incurred $961,383 and $2,225,758 for research and development expenses during the years ended December 31, 1998 and 1999 respectively. We intend to continue to allocate resources to the research and development of new Metretek Florida products and services in the future, but our highest research and development priority currently is PowerSpring's Internet-based business. Our future services will depend, in part, on our services in these development projects which will require continual substantial investments.

RAW MATERIALS

         Our subsidiaries purchase memory chips, electronic components, printed circuit boards, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials for their products. While, in the opinion of management, the loss of any one supplier of materials would not have a material adverse impact on our business or operations, shortages in certain components such as memory chips, supply problems from our suppliers or our inability to develop alternative sources of supply quickly or cost-effectively could materially impact our ability to manufacture our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials.

PROPRIETARY RIGHTS

         Our success and ability to compete are dependent in part upon our proprietary rights and technology. We rely on a combination of patents, copyrights, trademarks and trade secret laws to establish and protect our rights in its products and proprietary technology. Although we maintain certain patents related to our business, we do not believe that our competitive position is dependent upon patent protection or that our operations are dependent upon any individual patent. Nevertheless, we believe that the following factors are more essential to protecting our technology leadership position:

         -        the technological and creative skills of our personnel;

         -        new products and service development;

         -        frequent product and service enhancements;

         -        name recognition;

         -        customer training and support; and

         -        reliable product support.

         We generally require our employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of proprietary technology. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate. In addition, the laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws in the United States. Despite our efforts to protect our proprietary rights, it may be possible for unauthorized third parties to copy, reverse engineer or otherwise obtain, use or exploit aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Our actual and potential competitors may independently develop technologies similar or superior to our technology or design around the proprietary rights owned by us. Although we are not aware that our products infringe on the proprietary rights of third parties, we cannot assure you that others will not assert claims of infringement against us in the future or that, if made, such claims will not be successful.


ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

         Our business and future operating results may be affected by many factors, risks and uncertainties, including those set forth below and those contained else where in this report. In addition, the risks described below are not the only risks facing us. There may be additional risks and uncertainties that we do not currently consider material or that are not presently known to us. If any of the following risks were to occur, our business, prospects, assets, financial condition, results of operations and cash flows could be materially and adversely affected. When we say that something could or will have a material adverse effect on us or our business, we mean that it could or will have one or more of these effects.

         WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER BECOME PROFITABLE

         We have incurred net losses on an annual basis during each year since our incorporation. We incurred net losses of approximately $0.3 million and $3.7 million for the years ended December 31, 1998 and 1999. At December 31, 1999, we had an accumulated deficit of approximately $25.2 million. Due to the design, creation and implementation of PowerSpring, our Internet-based business, which will require us to make significant expenditures, we expect operating losses to continue for the foreseeable future. We also anticipate increased expenses as we support, expand and improve PowerSpring and its infrastructure, invest in new Internet applications, enhance our management expertise, expand our sales efforts and pursue strategic Internet relationships. In addition, our Internet-based business strategy is unproven. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase that profitability on a quarterly or annual basis in the future.

         FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

         Our quarterly revenues, expenses, margins and results of operations have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and any of which may cause the trading price of our Common Stock to fluctuate. These factors include:

         -        the size, timing and terms of sales and orders;

         -        the amount and timing of expenditures on PowerSpring;

         - our ability to implement our business plan and strategy with respect to PowerSpring and the timing of its implementation;

         - the timing, pricing and market acceptance of our new products and services, especially those related to PowerSpring, and those of our competitors;

         -        the pace of development of PowerSpring;

         - the success of our brand building and marketing campaigns for our PowerSpring products and services;

         - the growth of the market for online energy products, services and information;

         - our ability to effectively manage our growth during the anticipated rapid expansion of PowerSpring;

         -        changes in our pricing policies and those of our competitors;

         - variations in the length of our product and service implementation process;

         -        the mix of products and services sold;

         -        the mix of international and domestic revenues;

         -        the life cycles of our products and services;

         -        budgeting cycles of utilities;

         -        general economic and political conditions;

         - economic conditions in the energy industry in general and the natural gas and electricity industries in particular;

         - the effects of governmental regulations and regulatory changes in our current and new markets;

         -        prices charged by our suppliers;

         - our ability to make successful acquisitions of technology or businesses, and the costs related to such acquisitions;

         -        changes in our operating expenses; and

         - the maintenance and development of business relationships with strategic partners.

         Because many of our operating expenses, other than those related to PowerSpring, are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. The timing of large individual sales is also difficult for us to predict. In addition, expenditures on PowerSpring will be significant and will vary in the forseeable future. If our revenues fall below our expectations in any particular quarter, our business could be materially adversely affected. If our revenues fall below our expectations, we will not be able to reduce our expenses rapidly in response to the short-fall and could suffer significant operating losses.

         Due to all of these factors and the other risks discussed in this Item, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. As a result, the trading price of our Common Stock may fall.

         BECAUSE POWERSPRING, OUR INTERNET-BASED BUSINESS, HAS VIRTUALLY NO OPERATING HISTORY AND OUR INTERNET-BASED BUSINESS STRATEGY IS STILL BEING DEVELOPED AND IS UNPROVEN, LIMITED INFORMATION IS AVAILABLE UPON WHICH YOU CAN EVALUATE POWERSPRING

         Our business strategy and future success is highly dependent upon our ability to develop PowerSpring. Our Internet-based business strategy is based on an unproven business model, and our operating, sales and other strategies are still being developed. Our Internet-based business strategy depends on the willingness of commercial users of natural gas and electricity to purchase, at a price profitable to us, a package consisting of energy data management equipment and energy purchasing resources. It also depends on our ability to develop a business that will generate significant revenues, profits and cash flow through the offering of energy products, services and information over the Internet. PowerSpring will not be launched until June 2000. Accordingly, we have virtually no operating history to provide you upon which you can evaluate PowerSpring.

         As a company developing a new business in the new and rapidly evolving markets for Internet products and services generally, and Internet energy products, services and information specifically, we face numerous risks and uncertainties which are described in this Item as well as other parts of this Report. Some of these risks relate to our ability to:

         - anticipate and adapt to the changing regulatory climate for energy products and services;

         -        anticipate and adapt to the changing Internet market;

         -        attract customers to our new Internet-based business;

         - collect energy research and other energy information adequate to support a market for Internet services;

         - implement our sales and marketing initiatives, both domestically and internationally;

         -        attract, retain and motivate qualified personnel;

         -        respond to actions taken by our competitors;

         - integrate acquired businesses, technologies, products and services;

         -        generate revenues and sales of new products and services;

         - implement an effective marketing strategy to promote awareness of our new businesses; and

         - develop and deploy successful versions of the software necessary for our services.

         Our business and financial results in the future will depend heavily on market acceptance and profitability of PowerSpring. If we are unsuccessful in addressing these risks or in executing our business strategies, our business would be materially and adversely affected.

         IF THE INTERNET IS NOT WIDELY ACCEPTED BY COMMERCIAL USERS OF ENERGY AS A MEDIUM FOR COMMERCE, OUR BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED

         In the future, we expect to derive a significant amount of our revenues, income and cash flow from PowerSpring, which is our Internet business to business services hub subsidiary. We cannot assure you that Internet-based commerce for energy products and services, especially by commercial users of energy, will ever grow to account for substantial revenues, income and cash flow, or when this growth might occur. Our business would suffer if the market for Internet-based commerce for energy products and services fails to develop or develops more slowly than expected. Our business would also suffer if we are unable to adapt to new forms of, or new pricing models for, Internet-based commerce for energy products and services.

         The viability and future growth of the Internet as a means of commerce depends on several factors, including:

         -        the Internet's ability to handle increased activity;

         - the Internet's ability to operate as a fast, reliable and secure network;

         -        potential changes in governmental regulation of the Internet;

         - the ability of the Internet infrastructure to support the growing demands placed on it;

         -        Internet access costs;

         - the performance and reliability of products and services offered on the Internet as the number of users and amount of traffic increases;

         - the ability of businesses to adequately address security and privacy concerns; and

         - the nature and pace of technological changes relating to the Internet.

         Moreover, critical issues concerning the commercial use of the Internet, including data corruption, cost, ease of use, accessibility and quality of service, remain unresolved and may negatively affect commerce on the Internet. These issues will need to be addressed in order for the market for on-line energy products and services to grow. It is difficult to predict when Internet-based commerce for energy products and services will emerge and obtain market acceptance and be profitable. This makes it difficult to project our future revenues, results of operations and cash flows. We cannot assure you that we will be successful in selling energy products and services over the Internet or in capturing a significant share of the market for Internet-based energy products and services.

         CONCERNS ABOUT SECURITY OF ELECTRONIC COMMERCE TRANSACTIONS AND CONFIDENTIALITY OF INFORMATION ON THE INTERNET MAY IMPEDE THE GROWTH OF POWERSPRING

         A significant barrier to electronic commerce has been the need for security. Internet usage could decline if any well-publicized compromise of security occurs. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Unauthorized persons could attempt to penetrate our network security. If successful, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems. Security breaches could have a material and adverse effect on our business.

         OUR NEW INTERNET-BASED BUSINESS STRATEGY WILL BE DEPENDENT UPON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE

         The success of our new Internet-based business strategy will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complimentary products such as high-speed modems, for providing reliable Internet access and services. Because on-line commerce is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased numbers of users increased frequency of use, or more complex requirement, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased users or more complex requirements.

         The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic in the processing of commerce on our website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complimentary products or services necessary to make the Internet a viable commercial marketplace for the long-term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for services such as those that we intend to offer.

         WE MAY BE UNABLE TO SUCCESSFULLY MANAGE THE EXPECTED EXPANSION OF POWERSPRING

         Our anticipated future growth as a result of PowerSpring may place a significant strain on our management, operating systems and resources. We cannot successfully implement our Internet-based business strategy if we fail to manage our growth. We expect that we will need to attract and retain competent personnel and to continue to improve our financial managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. In addition, our systems, procedures or controls may be inadequate to support our operations, in which case management may be unable to exploit opportunities for our products and services. Failure to manage our growth effectively and successfully integrate any acquisition or strategic relationships could materially and adversely affect our business.

         BECAUSE OUR FUTURE GROWTH, IN OUR TRADITIONAL BUSINESSES AND IN POWERSPRING, IS DEPENDENT IN LARGE PART UPON THE DEREGULATION OF THE ELECTRICITY INDUSTRY, DELAYS IN THE DEREGULATION OF THE ELECTRICITY MARKETS, OR IN THE ELECTRICITY INDUSTRY'S COMPETITIVE RESPONSE TO DEREGULATION, MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         The electricity industry is currently undergoing fundamental structural changes due to deregulation, similar to what the natural gas utility industry has undergone. A key component of our business strategies, in both our traditional businesses, especially Metretek Florida, and our new Internet-based business, PowerSpring, is to take advantage of opportunities created by the deregulation of the electricity industry as the result of the need for more and more frequent electricity consumption information. A principal expected benefit to us of electricity deregulation is the ability of commercial and industrial electricity customers to purchase electricity directly from multiple suppliers, rather than solely from the local utility. This will require these electricity customers to obtain timely electricity consumption data. If the deregulatory environment does not continue or slows down, or if the market is slow to respond to the opportunities made available by the changes in the deregulation of the electricity industry, then commercial electricity customers may not purchase our products, may purchase less of our products or may not purchase our products until later than we anticipate. Failure of electricity industry deregulation to result in a significant increase in the purchases of our products and services would materially and adversely affect our business.

         BECAUSE WE ARE DEPENDENT UPON THE UTILITY INDUSTRY FOR A SIGNIFICANT PORTION OF OUR REVENUE, CONTINUED REDUCTIONS OF PURCHASES OF OUR PRODUCTS AND SERVICES BY UTILITIES CAUSED BY REGULATORY REFORM MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         We currently derive a significant portion of our revenue from sales of our products and services to the utility industry, and particularly the natural gas utility industry. We have experienced variability of operating results on both an annual and quarterly basis due primarily to utility purchasing patterns, and delays of purchasing decisions by utilities, as the result of mergers and acquisitions in the utility industry or potential changes to the federal and state regulatory framework within which the utility industry operates. The utility industry is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying a normal budget approval process within the utility. In addition, utilities may defer purchases of our products and services if the utilities reduce capital expenditures as the result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors. The natural gas utility industry has been virtually the sole customer for our automatic meter reading systems. However, over the last few years, the uncertainty in the utility industry that has resulted from the regulatory uncertainty in the current era of deregulation, has caused utilities to defer even further purchases of our products and services. The continuation of this uncertain regulatory climate will materially and adversely affect our revenues from sales of meter reading devices.

         The domestic utility industry is currently the focus of regulatory reform initiatives in virtually every state. These initiatives have resulted in significant uncertainty for industry participants and raise concerns regarding assets that would not be considered for recovery through rate payer charges. This regulatory climate has caused most utilities to delay purchasing decisions that involve significant capital commitments. As a result of these purchasing decision delays, utilities have reduced their purchases of our products and services. While we expect some states will act on these regulatory reform initiatives in the near future, we cannot assure you that the current regulatory uncertainty will be resolved in the short term. In addition, new regulatory initiatives could have a material and adverse effect on our business. Moreover, in part as a result of the competitive pressures in the utility industry arising from the regulatory reform process, many utilities are pursuing merger and acquisition strategies. We have experienced considerable delays in purchase decisions by utilities that have become parties to merger or acquisition transactions. Typically, capital expenditure purchase decisions are put on hold indefinitely when merger negotiations begin. If this pattern of merger and acquisition activity among utilities continues, our business may be materially and adversely affected.

         In addition, if any of the utilities that account for a significant portion of our revenues decide to significantly reduce their purchases of our products and services, our business may be materially and adversely affected.

         WE WILL REQUIRE A SUBSTANTIAL AMOUNT OF ADDITIONAL CAPITAL TO FINANCE OUR BUSINESS, ESPECIALLY POWERSPRING, BUT WE MAY NOT BE ABLE TO OBTAIN A SUFFICIENT AMOUNT OF FUNDS TO DO SO

         We will require substantial additional funds to design, create, develop, implement, market and operate PowerSpring, our new Internet-based business. If we cannot raise sufficient funds on a timely basis, we will not be able to complete the development, implementation and successful operations of PowerSpring, and our business will be materially and adversely affected.

         We estimate that the initial development phase to launch PowerSpring will require estimated expenditures of between $6,000,000 and $8,000,000, consisting of consulting fees and expenses payable to Scient and costs of acquiring the requisite technology, including hardware and software, as well as research and development costs. We expect that after this initial development stage is completed and its web site is launched, the further development and growth of PowerSpring, including staffing, organizational and start-up expenses, marketing costs and additional capital expenditures, will require significant additional funds. In order to so develop and expand PowerSpring, we will need to raise the significant additional funds, beyond the proceeds of the Units Private Placement, from the proceeds of public or private equity financing, debt financing or from other sources. We intend to raise any needed additional capital to fund the development and operations of PowerSpring primarily through financing at the PowerSpring level. However, depending upon the availability of capital, market conditions, our consolidation operations and the operations of PowerSpring, we may also or instead raise additional capital at the Metretek Technologies level. For example, depending on market conditions and other factors we deem appropriate, we may call the outstanding Dividend Warrants for redemption.

         Virtually any such capital raising will be subject to the consent of our lender on our credit facility, if the credit facility is then in effect. In addition, depending on how it is structured, this capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that any additional funds will be available to us in the future or that, if available, funds can be obtained on terms favorable to us, and on terms acceptable to our lender, if its consent is required, and on terms acceptable to the holders of the Series B Preferred Stock, if their consent is required. In addition, we cannot assure you that available capital will be sufficient for the successful operation of PowerSpring. Our inability to raise sufficient additional funds, beyond the proceeds of the Units Private Placement, to meet the capital requirements of PowerSpring could have a material adverse effect on our business, financial condition and results of operations.

         In addition to our need to raise capital to fund PowerSpring, we will need to raise additional capital in the future to either repay or refinance any indebtedness we incur in the future to finance our operations, the growth of our current business or acquisition opportunities. The Series B Preferred Stock bears a cumulative dividend at the rate of 8% per year and, if not earlier converted into Common Stock, is subject to mandatory redemption on December 9, 2004 at a redemption price equal to the liquidation preference, currently $7,000,000. In addition, unanticipated events, over which we may have no control, could also increase our operating costs or decrease our ability to generate revenues from product and service sales. We will also require additional capital in the future to make any significant acquisitions of businesses or technologies. We have a $5 million revolving line of credit with our current lender which expires in March 2001. Our ability to borrow funds under this credit facility is limited to our loan availability based upon our assets, primarily our accounts receivable and inventory, and is limited to $3 million by the terms of the Series B Preferred Stock. As of December 31, 1999, we had a total loan availability of approximately $3.6 million, and of that we had borrowed approximately $0.3 million. The amount of our loan availability, as well as the amount we borrow, will change in the future depending on our asset base and our capital requirements. Any amount outstanding under our credit facility in March 2001 will need to either be repaid by us, refinanced by a new lender or investor, or extended by our current lender. We cannot estimate the amount that we will have borrowed under the credit facility when it expires, and we cannot assure you that we will be able to repay, refinance or extend that indebtedness at that time.

         To finance PowerSpring and the growth of our other businesses, and to repay or refinance any indebtedness we might incur, we will need to raise a substantial amount of additional capital from the public or private sales of equity securities, debt financing, sales of assets, calling the Dividend Warrants for redemption, or from other sources. Additional financing may not be available to us when we need it or, if available, it may not be on terms satisfactory to us, or we may not be able to obtain the required consents to complete the financing. Obtaining additional financing will depend on many factors, including market conditions, our operating performance and investor sentiment. Terms of debt financing could restrict our ability to operate our business, or to expand our operations. In addition, if we raise capital by issuing capital stock or securities convertible into capital stock, our stockholders could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. If we are unable to raise sufficient additional financing on terms satisfactory to us, then our business will be materially and adversely affected.

         RESTRICTIONS IMPOSED ON US AS A RESULT OF THE TERMS OF OUR CURRENT INDEBTEDNESS AND OUR SERIES B PREFERRED STOCK COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL

         The terms of our current credit facility and of our Series B Preferred Stock contain financial and operating covenants that limit the discretion of our management. These covenants place significant restrictions on our ability to:

         -        incur additional indebtedness;

         -        create liens or other encumbrances;

         -        issue or redeem securities;

         -        make dividend payments and investments;

         -        amend our charter documents;

         -        sell or otherwise dispose of our assets;

         -        liquidate or dissolve;

         -        merge or consolidate with other companies; or

         - reorganize, recapitalize or engage in a similar business transaction.

         Any future financing arrangements will likely contain similar or more restrictive covenants. As a result of these restrictions, we may be:

         -        limited in how we conduct our business;

         - unable to raise additional debt or equity financing to operate during general economic or business downturns; and

         - unable to compete effectively or to take advantage of new business opportunities.

         DIVIDENDS ON THE SERIES B PREFERRED STOCK WILL INCREASE OUR FUTURE NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND OUR NET LOSS PER COMMON SHARE

         After issuing the Series B Preferred Stock, we will recognize the 8% coupon rate and certain "deemed distributions" as dividends on the Series B Preferred Stock. The proceeds from the sale of the Units were allocated to the Common Stock, the Unit Warrants and the Series B Preferred Stock based on the relative fair value of each. This allocation process resulted in the Series B Preferred Stock that we sold on February 4, 2000 being initially recorded at a discount from its $1,000 per share liquidation value. This discount will be recorded as a distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of our Common Stock from the date we offered to sell 5,550 Units to February 4, 2000, the date we actually issued the Units. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount related to the "in the money" conversion feature will be recorded as a distribution between the February 4, 2000 and June 9, 2000, after which date the Series B Preferred Stock can first be converted into our Common Stock. The Series B Preferred Stock dividends will increase our future net loss available to common shareholders and net loss per common share, which could adversely affect the trading price of our Common Stock.

         RAPID TECHNOLOGICAL CHANGES MAY PREVENT US FROM REMAINING CURRENT WITH OUR TECHNOLOGICAL RESOURCES AND MAINTAINING COMPETITIVE PRODUCT AND SERVICE OFFERINGS

         The markets in which our businesses currently operate and PowerSpring will operate are characterized by rapid technological change, frequent new and enhanced product and service introductions, evolving industry standards and changes in customer needs. Significant technological changes could render our existing products, services and technology, including our planned PowerSpring products and services, obsolete. The Internet market's growth and intense competition exacerbate these conditions. Our future success will depend, in part, on our ability to:

         -        effectively use and develop leading technologies;

         -        continue to develop our technical expertise;

         -        enhance our current products and services;

         - develop new products and services that meet changing customer needs; and

         - respond to emerging industry standards and technological changes in a cost-effective manner.

         If we are unable to successfully respond to these developments or do not respond to them in a cost-effective manner, then our business will be materially and adversely affected. We cannot assure you that we will be successful in responding to changing technology or market needs. In addition, products, services and technologies developed by others may render our products, services and technologies uncompetitive or obsolete.

         Even if we do successfully respond to technological advances and emerging industry standards, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our products, services and technology in a timely and cost-effective manner. We may experience financial or technical difficulties that could prevent us from introducing new or enhanced products or services. Furthermore, these new or enhanced products and services may contain problems that are discovered after they are introduced. We may need to significantly modify the design of these products and services to correct problems. Rapidly changing Internet technology and operating systems may impede market acceptance of our PowerSpring products and services. Our business could be materially and adversely affected if we experience difficulties in introducing new or enhanced services and products or if these products and services are not received favorably by our customers.

         Development and enhancement of our products and services will require significant additional expenses and could strain our management, financial and operational resources. The lack of market acceptance of our products or services or our inability to generate sufficient revenues from this development or enhancements to offset their costs could have a material adverse effect on our business. We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation of implementation of our new products and services and enhancements may cause customers to forego purchases of our products and services to purchase those of our competitors.

         CHANGES IN OUR PRODUCT MIX COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         The margins on our revenues from some of our product and service offerings is higher than the margins on our other product and service offerings. For example, revenues from some of Metretek Florida's AMR devices have significantly higher margins than Metretek Florida's contract manufacturing revenues. In addition, we do not know what the prices and costs, and therefore we cannot estimate the margins, of our future PowerSpring products and services will be. These new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower net income, or higher net losses, and less cash flow on the same amount of revenues.

         OUR MANAGEMENT OF PRIVATE ENERGY PROGRAMS PRESENTS RISKS TO US

         MGT is our subsidiary that manages and holds a small ownership interest in two private energy programs that own natural gas assets. The operations of MGT have been discontinued and MGT does not intend to form any new private programs. MGT is pursuing the sale of the existing energy programs but will continue managing the two business trusts that operate these energy programs only until those programs are sold or liquidated or until MGT's interests and management obligations in those programs are sold. These private programs were financed by private placements of equity interest raising capital to acquire the assets and business operated by the programs. Our management of these energy programs presents risks to us, including:

         - material and adverse changes in the business, results of operations and financial conditions of the programs due to events, conditions and factors outside the control of MGT, such as general and local conditions affecting the energy market generally and the revenues of the programs specifically;

         - lawsuits by investors in these programs who become dissatisfied with the result of these programs;

         - changes in the regulatory environment relating to these programs;

         - reliance upon significant suppliers and customers by these programs;

         -        hazards of energy facilities; and

         -        changes in technology.

         If any of these risks materialize and we are unsuccessful in addressing these risks, our business could be materially and adversely affected.

         OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO MANY RISKS AND
         UNCERTAINTIES

         We market and sell some of our products and services in international markets. Our revenues from sales into international markets were approximately 8% and 5% of our consolidated revenues in fiscal years 1998 and 1999. One component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and to develop relationships with international service providers. However, we have only limited experience in developing localized versions of our products and services and in developing relationships with international service providers. We cannot assure you that we will be successful in expanding our international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

         In addition to the uncertainty regarding our ability to generate sufficient revenues from foreign operations and to expand our international presence, there are risks inherent in doing business on an international level, including:

         - adverse changes in applicable laws and regulatory requirements;

         -        import and export restrictions;

         -        export controls relating to technology;

         -        tariffs and other trade barriers;

         -        less favorable intellectual property laws;

         -        difficulties in staffing and managing foreign operations;

         -        political instability;

         -        fluctuations in currency exchange rates;

         -        potential adverse tax consequences;

         -        cultural and language difficulties;

         - the impact of adverse economic and market conditions in foreign countries;

         -        the potential exchange and repatriation of foreign earnings;

         -        localization and translation of products and services;

         - difficulties in collecting accounts receivable and longer collection periods; and

         -        the impact of local economic conditions and practices.

         Our success in expanding our international operations will depend in large part of our ability to anticipate and effectively manage these and other risks. We have limited experience in conducting our business outside the United States and may encounter unforeseen difficulties in conducting operations in foreign countries. In addition, while our current products are designed to meet relevant regulatory requirements of foreign markets in which they are sold, any inability to obtain any required foreign regulatory approval and any changes in foreign regulatory requirements could have a material adverse effect on our ability to conduct business in these markets. In addition, we may confront significant challenges in developing and implementing localized versions of our systems due to many factors including the different standards among utilities on a country by country basis. We cannot assure you that we will be able to successfully market, sell and deliver our products and services in these foreign markets.

         OUR MARKETS ARE HIGHLY COMPETITIVE, AND THE COMPETITION WE FACE COULD MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO SELL OUR CURRENT PRODUCTS AND SERVICES, EXPAND OUR CURRENT BUSINESSES AND DEVELOP OUR NEW BUSINESSES

         The markets for energy products, services, technology and information are highly competitive and subject to rapidly changing technology, new and converging products, services and technologies, frequent product and service performance improvements and evolving industry standards. In addition, we anticipate facing intense competition in our Internet business, especially as the use of the Internet for energy products and services grows. The growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new start-ups as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. Increased competition could result in price reductions, reduced gross margins, loss of market share, inability to penetrate new markets or to develop new markets, any of which could have a material and adverse effect on our business.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, and the inability to develop new businesses, which could materially and adversely affect our business. We cannot assure you that we will have the financial resources, technical expertise, portfolio of market or services or marketing and support capabilities to successfully compete.

         WE MAY BE UNABLE TO SUCCESSFULLY ACQUIRE OTHER COMPANIES, FORM STRATEGIC ALLIANCES OR SUCCESSFULLY INTEGRATE ANY ACQUISITION OR ALLIANCE

         In the past, we have grown by acquiring complimentary businesses, technologies, services and products and entering into strategic alliances with complimentary businesses. We evaluate potential acquisition opportunities from time to time, including those that could be material in size and scope. As part of our growth strategy, we intend to continue to evaluate potential acquisitions, investment opportunities and strategic alliances on an on-going basis as they present themselves to facilitate our ability to enhance our existing products and services and introduce new products and services on a timely basis. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate acquisition opportunity, we may not be able to successfully finance the acquisition. A failure to identify or finance future acquisitions may impair our growth and adversely affect our business.

         Any future acquisition involves risks commonly encountered in business relationships, including:

         - difficulties in assimilating and integrating the operations, technologies, products and services of the acquired businesses;

         -        difficulties in retaining key personnel;

         - diversion of management's time and resources away from our normal daily operations;

         - difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

         - difficulties in maintaining uniform standards, controls, procedures and policies within the two organizations;

         - changes in management resulting from an alliance or acquisition could impair relationships with employees and customers of the acquired company's risks of entering markets in which we have no or limited direct prior experience;

         -        potential disruptions of our ongoing business;

         -        unexpected costs associated with the acquisition; and

         - potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies.

         We cannot assure you that any acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services, or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

         For these reasons, future acquisitions could materially and adversely affect our existing businesses. Moreover, we cannot predict the accounting treatment of any acquisition, in part because we cannot be certain whether current accounting regulations, conventions or interpretations will prevail in the future.

         In addition, to finance any future acquisitions, it may be necessary for us to incur additional indebtedness or raise additional funds to public or private financings. This financing may not be available to us or may be available on terms satisfactory to us or to those whose consents are required for our financing. Available equity or debt financing available may materially and adversely affect our business and operations and, in the case of equity financings, may significantly dilute the percentage ownership interests of our stockholders.

         We currently have no agreements, commitments or obligations with respect to any material acquisition. We cannot assure you that we will make any additional acquisitions or that any acquisitions, if made, will be successful, will assist us in the accomplishment of our business strategy, or will generate sufficient revenues to offset the associated costs and other adverse effects or will otherwise result in us receiving the intended benefits of the acquisition.

         IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE IMPORTANT INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES AND OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED

         Our success and ability to compete depends, in substantial part, upon our intellectual property rights and technology. We rely primarily on patent, copyright, trademark and trade secret laws, along with confidentiality procedures, contractual provisions and licensing arrangements, to establish and protect our proprietary rights. Although we hold patents and trademarks in our business, we believe that the success of our business depends more upon our proprietary technology, information, processes and know-how than on patents or trademarks. Much of our proprietary information and technology is not patented and may not be patentable. Moreover, we have applied for registration of a number of key trademarks and service marks and intend to introduce new trademarks and service marks. We may not be successful in obtaining registration for one or more of these marks.

         Despite our efforts to protect our intellectual property rights, our actions may be inadequate to protect these rights or to prevent others from claiming violations of their proprietary rights. It may be possible for unauthorized third parties to copy, reverse engineer or otherwise obtain, use or exploit aspects of our products and services, develop similar technology independently, or otherwise obtain and use information that we regard as proprietary. We cannot assure you that our competitors will not independently develop technology similar or superior to our technology or design around our proprietary rights. We generally require our employees, consultants and strategic partners to enter into confidentiality and proprietary invention agreements with us to limit use of, access to, and distribution of our proprietary technology. Our intellectual property rights with respect to PowerSpring may not be viable or of value in the future because of validity, enforceability and scope or protection of proprietary rights in Internet-related industries is uncertain and still evolving. In addition, the laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as the laws of the United States.

         We may need to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of other companies' proprietary rights, or to defend against claims of infringement or validity in the future. However, litigation could result in significant costs or the diversion of management and financial resources. We cannot assure you that any litigation will be successful or will prevail over counterclaims against us. As a result, any litigation could materially and adversely affect our business.

         Although we are not aware that any of our products, services or technologies infringe on the proprietary rights of third parties, we cannot be certain that our products, services and technologies do not or will not infringe valid intellectual property rights held by third parties. In addition, we cannot assure you that third parties will not claim that we have infringed their intellectual property rights. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of third parties in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us could result in substantial monetary liability or may materially disrupt the conduct of our business. In addition, even if we prevail on these claims, this litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, which could materially and adversely affect our business.

         POTENTIAL PROBLEMS RESULTING FROM THE YEAR 2000 ISSUE COULD CAUSE US TO INCUR UNANTICIPATED EXPENSE, DIVERT MANAGEMENT'S TIME AND ATTENTION AND DECREASE USE OF INTERNET SERVICES, ALL OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         The "Year 2000 issue," which was anticipated to present potential risks and uncertainties to virtually all businesses, is the result of computer programs and systems that use two digits, rather than four digits, to define the applicable year. As a result of the Year 2000 issue, these programs and systems could have failed or malfunctioned because they could not distinguish between twentieth century and twenty-first century dates. This, in turn, could have resulted in a major system failure or miscalculations, including an inability to process transactions, send invoices or engage in normal business activities. In addition, Year 2000 problems could subject us to liability claims and adversely affect PowerSpring because Internet industries are susceptible to Year 2000 problems due to their reliance on computer hardware and software. Our potential areas of exposure to Year 2000 issues include products purchased from third parties, computers, software, telephone systems and other equipment used internally. These Year 2000 problems could materially and adversely affect our business.

         To date, we have not experienced any known material adverse effects on our current products and services or internal systems or of the products, services or systems or our suppliers, customers and third parties with whom we do significant business as a result of the Year 2000 issue. In addition, the total cost of our Year 2000 compliance activities has not been material to our results of operations. However, some Year 2000 problems could arise later in 2000 or not be currently detectable. We cannot assure you that the Year 2000 issue will not have a material adverse effect on our business.

         FROM TIME TO TIME, WE ARE SUBJECT TO LAWSUITS THAT, IF THEY ARE SUCCESSFULLY PROSECUTED AGAINST US, COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         We are defendants to a pending action filed in 1993 in Denver District Court in which the plaintiff is seeking $420,000 in damages plus punitive damages. We believe the allegations against us are without merit. We have vigorously contested these allegations, and we have asserted counterclaims against the plaintiff. In 1997, the Denver District Court entered a summary judgment in favor of us, but the summary judgment was reversed in February 1999 by the Colorado Court of Appeals. This action is currently scheduled for trial in the third quarter of 2000. We are also from time to time involved in routine litigation incidental to our business, although currently there is no other pending, or to our knowledge threatened, material legal proceedings. Although we do not currently expect any legal proceedings to have a material and adverse affect on us, we recognize that the outcome of litigation is inherently uncertain. Therefore, we cannot assure you that present or future litigation could not materially and adversely affect our business.

         WE FACE SOME RISKS THAT ARE INHERENT IN NATURAL GAS OPERATIONS

         Some of our operations are subject to the hazards and risks inherent of the servicing and operation of natural gas assets, including encountering unexpected pressures, explosions, fire, natural disasters, blowouts, cratering and pipeline ruptures, which could result in personal injuries, loss of life, environmental damage and other damage to our properties and the properties of others. These operations involve numerous financial, business, regulatory, environmental, operating and legal risks. Damages occurring as a result of these risks may give rise to product liability claims against us. We have product liability insurance generally providing up to $6 million coverage per occurrence and $7 million annual aggregate coverage. Although we believe that our insurance is adequate and customary for companies of our size that are engaged in operations similar to ours, losses due to risks and uncertainties could occur for uninsurable or uninsured risks or could exceed our insurance coverage. Therefore, the occurrence of a significant adverse effect that is not fully covered by insurance could have a material and adverse effect on our business. In addition, we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.

         WE COULD BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION WHICH AFFECTS OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES WHICH AFFECTS DEMAND FOR OUR PRODUCTS AND SERVICES

         Our business operations are subject to varying degrees of federal, state, local and foreign laws and regulations. The modification or adoption of future laws and regulations could adversely affect our business and our ability to continually modify or alter our methods of operations at reasonable costs. We cannot assure that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties which could materially and adversely affect our business.

         OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO CONTINUE TO ATTRACT AND RETAIN KEY MANAGEMENT AND TECHNICAL PERSONNEL

         We believe our future success will depend in large part upon our ability to attract and retain highly qualified technical, managerial, sales and marketing, finance and operation personnel. In particular, we will need to hire highly qualified personnel for PowerSpring, including a chief executive officer, a chief financial officer and an information technology officer. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employment in the future. We do not maintain key person life insurance policies for any key members of our management team. The loss of the services of one or more of our key personnel could have a material adverse effect on our business. We cannot assure you that we will be able to retain our current key personnel or that we will be able attract or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. A shortage in the number of trained technical and marketing personnel could limit our ability to increase sales of our existing products and services and launch new product and service offerings, including in our PowerSpring business. We do not have long-term employment agreements with any of our key personnel, other than with W. Phillip Marcum, our President and Chief Executive Officer, A. Bradley Gabbard, our Executive Vice President and Chief Financial Officer, and John A. Harpole, PowerSpring's Executive Vice President and Chief Operating Officer.

         OUR BUSINESS COULD SUFFER IF WE CANNOT MAINTAIN AND EXPAND OUR CURRENT STRATEGIC ALLIANCES AND DEVELOP NEW ALLIANCES

         A key element of our business strategy is the formation of corporate relationships such as strategic alliances with other companies to provide products and services to existing and new markets and to develop new products and services and enhancements to existing products and services. We believe that our success in the future in penetrating new markets will depend in large part on our ability to maintain these relationships and to cultivate additional or alternative relationships. However, we cannot assure you that we will be able to develop new corporate relationships, or that these relationships will be successful in achieving their purposes. Our failure to continue our existing corporate relationships and develop new relationships could materially and adversely affect our business.

         AS A RESULT OF THEIR BENEFICIAL OWNERSHIP OF A LARGE PERCENTAGE OF OUR COMMON STOCK, OUR DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER VOTES

         As of March 15, 2000, our executive officers, directors and 5% or greater stockholders beneficially owned, in the aggregate, approximately 54.7% of our outstanding Common Stock, assuming they exercise or convert all stock options, warrants and other rights exercisable within 60 days of that date. As a result, these stockholders could, as a practical matter, be able to exercise significant control over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, sales of substantially all of our assets and other significant corporate transactions. The interests of these stockholders may differ from the interests of other stockholders. In addition, this concentration of stock ownership may have the effect of delaying or preventing a change in control of us.

         VIRTUALLY ALL OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS, AND SIGNIFICANT SALES OF THESE SHARES COULD RESULT IN A DECLINE IN OUR STOCK PRICE

         If our stockholders sell a significant number of shares of our Common Stock in the public market, including shares issuable upon the exercise of outstanding options, warrants and other rights, or if there is a perception that these sales could occur, then the market price of our Common Stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

         On March 15, 2000, 5,003,678 shares of Common Stock were outstanding. On the same date, options to purchase 472,397 shares of Common Stock were outstanding, and shares acquired upon exercise of these stock options are eligible for sale on the public market from time to time subject to vesting. These stock options generally have exercise prices significantly below the last reported sale price of the Common Stock as reported on the cover of this prospectus. On the same date, 7,000 shares of Series B Preferred Stock convertible into 1,179,762 shares of Common Stock, and warrants and other rights to purchase 1,946,990 shares of Common Stock, were outstanding. Virtually all shares underlying these warrants and other rights are covered by registration rights. The possible sale of a significant number of these shares issuable upon the exercise of options and warrants could cause the price of the Common Stock to decline.

         PROVISIONS OF OUR SECOND RESTATED CERTIFICATE OF INCORPORATION, BY-LAWS AND STOCKHOLDER RIGHTS PLAN, AND OF DELAWARE LAW, CONTAIN ANTI-TAKEOVER MEASURES THAT COULD DISCOURAGE A THIRD-PARTY ACQUISITION OF OUR COMMON STOCK AT A PREMIUM TO THE MARKET PRICE

         Some provisions in our Second Restated Certificate of Incorporation ("Second Restated Certificate"), our Amended and Restated By-Laws ("By-Laws"), and our stockholder rights plan, as well as some provisions of Delaware law, could make it more difficult for a third party to acquire us or discourage a third party from attempting to acquire us, even if doing so would be beneficial to stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. These provisions include:

         - a classified Board of Directors in which only approximately 1/3 of the total board members are elected at each annual meeting;

         - authority for our Board of Directors to issue Common Stock and Preferred Stock, and to determine the price, voting and other rights, preferences, privileges and restrictions of undesignated shares of Preferred Stock, without any vote by or approval of our stockholders (other than the consent of holders of Series B Preferred Stock relating to any senior or equal ranking securities);

         - the existence of large amounts of authorized but unissued shares of Common Stock and Preferred Stock;

         - super-majority voting requirements to effect material amendments to our Second Restated Certificate and By-Laws;

         - limitations on the persons who may call special meetings of stockholders;

         -        prohibiting stockholder action by written consent;

         -        our stockholders rights plan;

         - a fair price provision that sets minimum price requirements for potential acquirers;

         - anti-greenmail provisions which limit our ability to repurchase shares of Common Stock from significant stockholders;

         - restrictions under Delaware law on mergers and other business combinations between us and any 15% stockholders; and

         - advance notice requirements for director nominations and for stockholder proposals.

         WE DO NOT INTEND TO PAY DIVIDENDS ON THE COMMON STOCK, AND OUR ABILITY TO PAY DIVIDENDS ON THE COMMON STOCK IS LIMITED

         We have never declared or paid any cash dividends on our Common Stock. Therefore, a stockholder will not experience a return on its investment in our Common Stock without selling its shares, because we currently intend on retaining any future earnings to fund our growth and do not expect to pay dividends in the foreseeable future on the Common Stock.

         Under Delaware law, we are not permitted to make a distribution to our stockholders, including dividends on our capital stock, if, after giving effect to the payment, we would not be able to pay our debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount which would be needed if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Consequently, if we fail to meet these criteria, we will be unable to pay dividends on the Series B Preferred Stock.

         Our ability to pay dividends on our Common Stock is restricted by our current credit facility. If we fail to pay dividends on the Series B Preferred Stock, we will be prohibited from paying dividends on the Common Stock until all unpaid dividends on the Series B Preferred Stock have been paid in full. In the future, our Board of Directors will determine whether we pay dividends on the Series B Preferred Stock or on our Common Stock. We cannot assure you that we will pay dividends on the Series B Preferred Stock or on our Common Stock.

         OUR STOCK PRICE IS SUBJECT TO EXTREME PRICE AND VOLUME FLUCTUATIONS

         The market price and volume of the Common Stock has in the past been, and in the future is likely to continue to be, highly volatile. The stock market in general has been experiencing extreme price and volume fluctuations for years. The market prices of securities of technology companies and Internet-related companies in particular have been especially volatile. We cannot assure you that our Common Stock will continue to trade at recent price and volume levels. The following factors could cause wide fluctuations in the market price and trading volume of our Common Stock in the future:

         -        actual or anticipated variations in our results of operations;

         -        announcements of technological innovations;

         - changes in, or the failure by us to meet, securities analysts' estimates and expectations;

         - introduction of new products and services by us or our competitors;

         - conditions or trends in the energy services and information industries in general and in the Internet and other technology industries in particular;

         - announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

         - announcements by us or our competition of the success or status of our business;

         -        general market conditions;

         -        additions or departures of our key personnel;

         - sales of our Common Stock by directors, executive officers and significant stockholders; and

         -        the gain or loss of significant customer orders.

         Many of these factors are beyond our control. These factors may decrease the market price of our Common Stock, regardless of our operating performance.

         In addition, broad fluctuations in price and volume have been unrelated or disproportionate to operating performance, both of the market in general and of us in particular. Any significant fluctuations in the future might result in a material decline in the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect on our business, even if we ultimately prevail in the litigation.

         WE MAY ISSUE ADDITIONAL PREFERRED STOCK RANKING JUNIOR TO THE SERIES B PREFERRED STOCK, WHICH COULD DILUTE THE INTERESTS OF HOLDERS OF COMMON STOCK

         The terms of the Series B Preferred Stock do not limit the issuance of additional series of Preferred Stock ranking junior to the Series B Preferred Stock, but do require the approval of the holders of a majority of the outstanding shares of Series B Preferred Stock to issue any stock senior to or on a parity with the Series B Preferred Stock. The issuance of additional shares of Preferred Stock ranking junior to the Series B Preferred Stock could dilute the interest of holders of our Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY

         We lease our principal executive offices located in downtown Denver, Colorado. The leased space contains 3,443 square feet. The lease currently has a monthly rental obligation of $4,906, including operating costs, expires July 31, 2001, and contains a market-rate renewable lease provision.

         Metretek Florida leases its principal business offices, located in Melbourne, Florida, for its executive, manufacturing, engineering, warehouse and marketing operations. This facility has 50,000 square feet and a current monthly rental obligation of $29,856, including operating costs. The lease expires July 30, 2005. Metretek Florida has sub-leased 2,380 square feet of its space for $1,896 monthly rental.

         Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 66,000 square feet, total monthly rental obligations of approximately $31,000 and terms expiring at various times through 2001. In addition, Southern Flow owns and occupies land and a 8,600 square foot office building in Dallas, Texas.

         PowerSpring leases its principal business office located in downtown Denver, Colorado. The leased space contains 2,902 square feet. The lease currently has a monthly rental obligation of $4,540 and expires January 31, 2004. PowerSpring intends to lease additional office space during 2000 to accommodate its anticipated growth needs, although we cannot assure you that any new leases will be on terms favorable to us.


ITEM 3. LEGAL PROCEEDINGS

         In 1993, a former employee filed a lawsuit in Denver District Court against us and DVCO Fuel Systems, Inc. ("DVCO"), one of our former subsidiaries, alleging that we conspired with third parties to defraud him and that we intentionally interfered with contracts in which he had an interest. The former employee is seeking damages in the amount of approximately $420,000 plus punitive damages. We have denied the former employee's claims and have asserted counterclaims against the former employee, alleging that (1) he breached an agreement with us which included a legal release, (2) he made intentional and/or negligent misrepresentations regarding his qualification and reputation in the compressed natural gas industry, (3) he breached his fiduciary duty to us, and
(4) he disparaged us. On September 18, 1997, the Denver District Court granted our motion for summary judgment in our favor as to all claims of the former employee. On February 18, 1999, the Colorado Court of Appeals reversed the summary judgment decision and remanded the lawsuit for trial as to the conspiracy claim only. The Colorado Supreme Court has upheld the Colorado Court of Appeals' ruling. As a result, the lawsuit is scheduled for trial in August 2000. We believe the allegations against us are without merit and intend to vigorously defend the claims made against us in the lawsuit. Although the ultimate outcome of litigation is inherently uncertain, in the opinion of management, this lawsuit is not expected to have a material adverse effect on our business, financial condition or results of operations.

         From time to time, we are involved in routine litigation incidental to our business. However, other than as set forth above, no legal proceedings are currently pending or have been overtly threatened against us that we expect, based upon current information, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting of stockholders held on February 3, 2000, in connection with the Units Private Placement, the following proposals were submitted to and approved by our stockholders:

         Proposal 1: To approve and ratify:

                  - the issuance and sale in a private placement of (a) up to 1,400,000 shares of Common Stock, (b) up to 7,000 shares of Series B Preferred Stock, and (c) Unit Warrants to purchase up to 700,000 shares of Common Stock;

                  - the issuance of shares of Common Stock upon conversion of the Series B Preferred Stock, in accordance with the terms of the Series B Preferred Stock; and

                  - the issuance of shares of Common Stock upon exercise of the Warrants, in accordance with the terms of the Unit Warrants.

         FOR                    AGAINST          ABSTAIN
         ---                    -------          -------
        2,136,412                51,250          3,788

         Proposal 2: To approve an amendment to Article Fourth of the Restated
                     Certificate of Incorporation, as amended to that date, to:

                  - increase the authorized number of shares of our Preferred Stock, par value $.01 per share, by 1,000,000 shares to an aggregate of 3,500,000 shares;

                  - eliminate the then authorized Series A Preferred Stock, of which no shares were outstanding;

                  - amend the terms of the Series B Preferred stock to provide the holders of Series B Preferred Stock with majority Board representation upon the occurrence of a redemption default; and

                  -        eliminate references to prior reverse stock splits.

         FOR                    AGAINST                   ABSTAIN
         ---                    -------                   -------
         2,088,804              388,683                     3,963


         Proposal 3: To approve an amendment to our 1998 Stock Incentive Plan to:

                  - increase the number of shares of Common Stock authorized for issuance thereunder by 500,000 shares to an aggregate of 750,000 shares; and

                  - increase the limit on the maximum number of shares with respect to which awards may be granted during any calendar year to any individual participant from 25,000 shares to 100,000 shares.

           FOR                  AGAINST                   ABSTAIN
           ---                  -------                   -------
          2,394,232              78,311                     8,907

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         Our Common Stock is traded on the Nasdaq National Market under the symbol "MTEK." Our Dividend Warrants, which were issued as a dividend to stockholders on September 18, 1998, have been traded on the Nasdaq SmallCap Market since such date under the symbol "MTEKW". The following table sets forth, for the periods indicated, the range of the high and low closing sale prices, of the Common Stock as reported on the Nasdaq National Market, adjusted to reflect the 1-for-4 reverse split of the Common Stock effected on July 6, 1998, and of the Dividend Warrants as reported on the Nasdaq SmallCap Market.

                                                    COMMON STOCK                   DIVIDEND WARRANTS
                                            ---------------------------         ----------------------
                                               HIGH              LOW              HIGH            LOW
                                               ----              ---              ----            ---
YEAR ENDED DECEMBER 31, 1998:
First Quarter ...............                $5.50             $4.13
Second Quarter ..............                 5.25              3.12
Third Quarter ...............                 3.25              1.78             $0.44            $0.31
Fourth Quarter ..............                 2.56              1.41              0.75             0.20

YEAR ENDED DECEMBER 31, 1999:
First Quarter ...............                 2.31              1.56              0.63             0.31
Second Quarter ..............                 2.25              1.44              0.56             0.25
Third Quarter ...............                 7.56              2.16              3.81             0.41
Fourth Quarter ..............                 6.75              4.44              3.38             1.75

HOLDERS

         As of March 15, 2000, there were 281 holders of record of the Common Stock and 278 holders of record of the Dividend Warrants. Because many of the shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine precisely the total number of stockholders represented by these record holders but estimates, based upon available information, that there are at least 3,000 beneficial owners of its Common Stock.

DIVIDENDS

         We have never declared or paid cash dividends on our Common Stock, and do not anticipate declaring or paying any cash dividends on the Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. In addition, the terms of our credit facility prohibit the payment of dividends (other than on the Series B Preferred Stock) without the consent of our lender, and the terms of our Series B Preferred Stock contain certain restrictions on our ability to pay dividends on our Common Stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

         Holders of Series B Preferred Stock are entitled to receive dividends in cash at the rate of 8% per annum, which dividends may be paid or accrued, plus any additional dividends declared by the Board of Directors, and are entitled, under specified circumstances, to participate in dividends declared or paid on the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 4, 2000, we completed the Units Private Placement, consisting of 7,000 Units (including 1,450 Units issued December 9, 1999) issued to institutional investors and other "accredited investors" (as such term is defined Rule 501 of Regulation D under the Securities Act) for total gross proceeds of $14 million. Each Unit consisted of 200 shares of Common Stock, one share of Series B Preferred Stock and Unit Warrants to purchase 100 shares of Common Stock.

         Each share of Series B Preferred Stock will be convertible, in whole or in part, at any time after June 9, 2000 at the option of the holder, into that number of shares of Common Stock equal to the "conversion value" of such share of Series B Preferred Stock, which is $1,000 per share, plus accumulated and unpaid dividends on such share, divided by the then applicable "conversion price" of the Series B Preferred Stock. The initial conversion price of the Series B Preferred Stock is $5.9334 per share of Common Stock. Based upon an initial conversion value of $1,000, each share of Series B Preferred Stock is initially convertible into 168.5374 shares of Common Stock. The conversion price is subject to adjustment upon the following events:

         - If, on December 9, 2000, the "reset price", computed by multiplying 110% by the sum of (1) the average closing bid price of the Common Stock for the 30 trading days immediately preceding this date, plus (2) the fair market value of any securities, cash or assets (other than any dividend or distribution paid exclusively in cash or in Common Stock) distributed or made payable to the holders of Series B Preferred Stock on an as-converted per share basis, is less than the then applicable conversion price, then the conversion price of the Series B Preferred Stock will be reduced to the reset price, provided that the conversion price cannot be reduced by more than 50%;

         - Issuances, sales or exchanges of shares of Common Stock at a price per share of Common Stock, or issuances of option, warrants or rights to subscribe for shares of Common Stock or securities convertible into exchangeable shares of Common Stock, at a purchase price less than the greater of the "market price" of the Common Stock or the conversion price of the Series B Preferred Stock in effect immediately before such issuance, sale or exchange, which specified exceptions for employee stock option programs and outstanding warrants;

         - Subdivision, combination, split-ups, reverse splits, reclassifications or similar corporate transactions;

         -        Any dividend payable in shares of Common Stock; or

         - Any merger, consolidation or sale of all or substantially all of our properties and assets;

         Each Unit Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $6.7425 per share. The initial exercise price of the Unit Warrants will be reset on December 9, 2000 to 125% of the average closing bid price of the Common Stock for the 30 trading days immediately preceding such date, if the computed average closing bid price is less than the exercise price of the Unit Warrants then in effect. The exercise price is subject to further adjustment under the anti-dilution provisions of the Unit Warrants, which are substantially the same as the anti-dilution provisions of the Series B Preferred Stock described above. The Unit Warrants can be exercised at any time until December 9, 2004. Instead of paying the exercise price in cash, holders of Units Warrants may exercise their Unit Warrants by delivering to us shares of Common Stock with the fair market value equal to the exercise price. Alternatively, holders of Units Warrants may make a "cashless" exercise of the Unit Warrants and receive, upon exercise without making any payment of cash, Common Stock or any other asset, a "net" number of shares of Common Stock determined by formula based on the amount that the trading price of the Common Stock exceeds the exercise price then in effect.

         In connection with the Units Private Placement, we engaged First Albany Corporation ("First Albany") to serve as our exclusive placement agent. We paid First Albany a fee equal to 2% of the gross proceeds, plus customary fees and expenses, and issued to First Albany and its affiliates warrants to purchase 30,000 shares of Common Stock at an exercise price of $14.50 per share, exercisable from date of grant for four years.

         On November 10, 1999, as a royalty payment to a licensor under a license agreement, we issued 9,127 shares of Common Stock to the licensor.

         Each of the issuances of securities described above was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. We reasonably believe that each recipient of such securities had such knowledge and experience in financial and business matters to be capable of evaluating the risks and merits of the investment, and each recipient represented its intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any unregistered distribution thereof. All recipients had adequate access, through contractual provisions and/or their relationships with us, to information about us, our business and operations, and the securities. In connection with those issuances of securities, appropriate legends were affixed to the certificates issued in such transactions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis of our results of operations for the years ended December 31, 1999 and 1998 and of our consolidated financial condition as of December 31, 1999 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

         We recently formed two subsidiaries to develop and operate our Internet-based energy information and services business, PowerSpring and TotalPlan. TotalPlan was merged into PowerSpring in March 2000. Neither PowerSpring nor TotalPlan had any revenues during the year ended December 31, 1999.

         This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "may", "could", "should", "will", "project", "continue", "estimate", "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Item I. Description of Business -- Additional Factors That Could Affect Our Business and Future Results", and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Report.


RESULTS OF OPERATIONS

         The following table sets forth information related to our current primary business segments and is intended to assist you in understanding our results of operations for the periods presented.

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                --------------------------
                                                  1999              1998
                                                -------           --------
                                               (dollar amounts in thousands)
REVENUES:
       Southern Flow ...................        $ 11,112         $ 11,106
       Metretek ........................           8,234            8,774
       PowerSpring .....................            --               --
       Other ...........................              19               42
                                                --------         --------
       Total ...........................        $ 19,365         $ 19,922
                                                ========         ========
GROSS PROFIT:
       Southern Flow ...................        $  2,656         $  2,448
       Metretek ........................           2,929            4,568
       PowerSpring .....................            --               --
                                                --------         --------
       Total ...........................        $  5,585         $  7,016
                                                ========         ========


SEGMENT PROFIT (LOSS):
       Southern Flow ...................        $    977         $    747
       Metretek ........................          (1,715)             434
       PowerSpring .....................          (1,506)            --
       Other ...........................          (1,432)          (1,486)
                                                --------         --------
       Loss from continuing operations .          (3,676)            (305)
       Loss from discontinued operations            --                (34)
                                                --------         --------
       Total ...........................        $ (3,676)        $   (339)
                                                ========         ========


       We currently have three reportable business segments: automated energy data management; natural gas measurement services; and Internet-based energy information and services. The operations of our automated energy data management segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek Florida also provides energy data collection and management services and post-sale support services for its manufactured products.

       The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

       The operations of our Internet-based energy information and services segment are conducted by PowerSpring. PowerSpring has incurred operating costs to date and does not expect to commence revenue generating operations until the second quarter of 2000.

       We evaluate the performance of our operating segments based on income
(loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, results of insignificant operations, and income and expense not allocated to its operating segments.

       During 1998, we decided to discontinue our business segment engaged in acquiring or financing the acquisition of natural gas assets through private programs. The financial statements as of and for the year ended December 31, 1998 have been reclassified to exclude the operating results of this segment from continuing operations and to account for this segment as discontinued operations. The following discussion relates only to our continuing operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Our consolidated revenues for the year ended December 31, 1999 decreased $556,914, or 3%, compared to the same period in 1998, due to a decrease in revenues by Metretek Florida. Metretek Florida's revenues for the year ended December 31, 1999 decreased $540,767, or 6%, compared to the same period in 1998. A decrease in Metretek Florida's international sales by $726,782 was partially offset by an increase in Metretek Florida's domestic sales by $186,015. International sales, which are subject to fluctuation because Metretek Florida does not currently have a steady base of international customers, decreased because Metretek Florida did not capture as many new international projects during 1999 as compared to 1998. The increase in Metretek Florida's domestic sales was primarily the result of the inclusion in its 1999 revenues of sales of its electronic corrector product line, which it acquired from American Meter in May 1998 but did not fully market until the mid-third quarter of 1998. Domestic sales of Metretek Florida's traditional line of remote data collection products and systems also increased slightly during 1999 due primarily to increased demand for Year 2000 compliant systems, but this was more than offset by a decrease in circuit board assembly sales resulting partially from reduced industry demand and partially from a loss of circuit board assembly business by Metretek Florida due to sales personnel changes. A comparison of Metretek Florida's current domestic and international product mix is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                          1999                  1998
                                                          ----                  ----
                                                         (dollar amounts in thousands)
     Remote data collection
         products and systems                            $4,861     59%        $5,595     64%
     Electronic corrector products                        2,370     29%         1,706     19%
     Circuit board assembly sales                         1,003     12%         1,473     17%
                                                         ------                ------
     Total                                               $8,234                $8,774
                                                         ======                ======

Southern Flow's revenues increased $6,526, or less than 1%, for the year ended December 31, 1999, compared to the same period in 1998.

         Costs and Expenses. Costs of measurement sales and services include materials, labor, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the year ended December 31, 1999 increased $895,946, or 7%, compared to the same period in 1998. Metretek Florida's cost of sales and services for the year ended December 31, 1999 increased $1,098,406, or 26%, compared to the same period in 1998. This increase was due primarily to higher personnel and related overhead costs associated with the integration and manufacturing of the electronic corrector product line which was acquired by Metretek Florida in May 1998. As a result, Metretek Florida's overall gross profit margin decreased from 52.1% to 35.6% compared to the same period in 1998. Southern Flow's cost of sales and services for the year ended December 31, 1999 decreased $202,460, or 2%, compared to the same period in 1998. Southern Flow's gross profit margin for the year ended December 31, 1999 increased slightly from 22.0% to 23.9% compared to the same period in 1998, which is within the range of normal fluctuations.

         General and administrative expenses include personnel and related overhead costs for support and administration functions. General and administrative expenses for the year ended December 31, 1999 decreased $139,785 or 4%, compared to the same period in 1998, due principally to the effect of the following factors: (1) a decrease in expenses of Metretek Florida of approximately $51,000 attributable to overall cost savings at Metretek Florida and Sigma VI resulting from combining certain administrative functions; (2) decreases in general and corporate expenses of approximately $184,000 primarily due to the elimination of compensation costs associated with our 1998 Employee Stock Purchase Plan, which was terminated in July 1998; and (3) a decrease in expenses of Southern Flow of approximately $32,000 primarily attributable to reduced state and franchise taxes in 1999 compared to 1998. These decreases in general and administrative expenses were partially offset by approximately $127,000 of personnel and related overhead costs incurred by PowerSpring, for which there were no comparable costs during the same period in 1998.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for the sale and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the year ended December 31, 1999 increased $532,396, or 35%, compared to the same period in 1998, approximately $349,000 of which related to activities at Metretek Florida. The increase in Metretek Florida's expenses was due principally to an increase in the number of sales and customer service personnel in 1999 compared to the same period in 1998 primarily associated with the integration of the electronic corrector product line. The remaining increase in selling, marketing and service expense of approximately $183,000 in 1989 was incurred by PowerSpring, for which there were no comparable costs during the same period in 1998.

         Depreciation and amortization expenses include the depreciation and amortization of real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the year ended December 31, 1999 increased $159,433, or 14%, compared to the same period in 1998. This increase was due to additional goodwill amortization costs related to Metretek Florida's acquisitions in the second quarter of 1998 as well as increased depreciation expenses at both Metretek Florida and Southern Flow.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the year ended December 31, 1999 increased $1,264,375, or 132%, compared to the same period in 1998. The increase is due primarily to PowerSpring development expenditures in 1999 of approximately $1,196,000, for which there were no comparable costs during the same period in 1998.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the year ended December 31, 1999 increased $101,331, or 55%, compared to the same period in 1998. The increase reflects interest expense on additional borrowings during much of 1999 compared to 1998 in order to fund Metretek Florida's growth and development of the businesses acquired by Metretek Florida in 1998, borrowings to finance increases in Metretek Florida's inventory and accounts receivable, borrowings to finance the initial development efforts of PowerSpring, and the amortized portion of capitalized finance charges incurred in 1998 to obtain our current credit facility.

SEASONALITY AND CYCLICALITY

         Metretek Florida historically derives substantially all of its revenues from sales of its products and services to the utility industry. Metretek Florida has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the utility industry operates. The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Metretek Florida's utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility. Purchases of Metretek Florida's products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors.

         Based upon the discussion and analysis in this Item and in "Item 1. Description of Business -- Additional Factors That Could Affect Our Business and Future Results," we believe that our future revenues, expenses and results of operations are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance.

FINANCIAL CONDITION AND LIQUIDITY

         We require capital principally for (1) the financing of inventory and accounts receivable, (2) research and development expenses, including the development of PowerSpring, (3) capital expenditures for property and equipment and software development, and (4) the funding of possible future acquisitions.

         Net cash used by operating activities was approximately $396,000 for the year ended December 31, 1999, which was the net result of the following: (1) approximately $2,281,000 of cash used to fund continuing operations, before changes in assets and liabilities; (2) approximately $1,891,000 of cash provided by changes in working capital and other asset and liability accounts; and (3) approximately $6,000 of cash used by discontinued operations.

         We plan to continue and expand our research and development efforts to enhance our existing products and services, and to develop new products, especially in the business of PowerSpring. We anticipate that our research and development costs in 2000 will be approximately $4,700,000 of which $1,200,000 will relate to Metretek's business and $3,500,000 is expected to be incurred in connection with further developing PowerSpring. Research and development expenses in the amount of $2,225,758 were incurred in the year ended December 31, 1999.

         We anticipate capital expenditures in 2000 of approximately $8,100,000, primarily for computer software and hardware production and laboratory equipment. Capital expenditures for the year ended December 31, 1999 totaled $300,298.

         On April 14, 1998, we entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. We make monthly interest payments computed at prime plus 1% (9.5% at December 31, 1999) on outstanding balances of the Loans. The Loans mature on March 14, 2001.

         The Loans are secured by our tangible and intangible assets, including the equipment, inventory, receivables and cash deposits, and the pledge of the shares of our subsidiaries. The Loan Agreement requires us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income (or maximum annual net loss in 1999), a minimum debt service coverage ratio, and contains other standard covenants related to our operations, including prohibitions on the payment of dividends and the issuance or repurchase of securities (with certain exceptions) without the Lender's consent.

         Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek Florida and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek Florida. At December 31, 1999, we had a combined $3,587,864 Loan availability, of which $269,968 had been borrowed by Southern Flow and Metretek Florida, leaving $3,317,896 in unused Loan availability.

         On May 4, 1998, we acquired substantially all of the assets and business of a subsidiary of American Meter Company pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. In consideration for this purchase, we delivered to American Meter an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock, and a $600,000 convertible subordinated promissory note. In March 2000, American Meter converted the note into 105,495 shares of Common Stock under the terms of the note. Until it was converted, the note bore interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, and was due and payable on May 4, 2002.

         On September 13, 1999, we entered into a strategic relationship with Scient to assist us in designing and creating an Internet-based business to enable us to take its measurement information products, services, and data measurement technologies to the market of end-users of natural gas and electricity. The Internet project is being developed and operated through PowerSpring. In connection with the development of PowerSpring, we issued to Scient a warrant to purchase 125,000 shares of Common Stock. The Scient Warrant becomes exercisable in September 2000, at exercise prices split between $5.00 and $10.00 per share, and expires in September 2002. Scient has registration rights with respect to the Common Stock issuable upon the exercise of the Scient warrant.

         In order to fund the initial development of PowerSpring, we entered into an amendment with the Lender (the "Loan Amendment") to the terms of the Loan Agreement. The Loan Amendment amended certain covenants of the Loan Agreement, including our minimum annual net income (or maximum annual net loss in 1999), minimum tangible net worth and minimum debt service coverage ratio. The Loan Amendment also permitted us to utilize up to $700,000 of the credit facility to finance expenditures on the first phase of PowerSpring's development. In connection with the Loan Amendment, we paid customary fees to the Lender and issued a warrant to purchase 20,000 shares of Common Stock. The Lender warrant is exercisable for three years at an exercise price of $5.00 per share. The Lender has registration rights with respect to the Common Stock issuable upon the exercise of the Lender warrant.

         We estimate that this initial development phase and launch of PowerSpring will require aggregate expenditures of between $6,000,000 and $8,000,000, consisting of consulting fees and expenses payable to Scient and costs of acquiring the requisite technology, including hardware and software, as well as research and development costs. Through December 31, 1999, these costs were approximately $1.5 million.

         On February 4, 2000, we completed the $14,000,000 Units Private Placement by issuing 7,000 Units, including 1,450 Units we issued on December 9, 1999. Each Unit consisted of 200 shares of Common Stock, 1 share of Series B Preferred Stock and Unit Warrants to purchase 100 shares of Common Stock. For a description of the material terms of these securities, see "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities." In the Units Private Placement, we issued 1,400,000 shares of Common Stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of Common Stock. The Units Private Placement was approved and ratified by our stockholders at a special meeting of stockholders held on February 3, 2000. The Units were issued to institutional investors and other "accredited investors" (as defined under Regulation D under the Securities
Act). The primary purpose of the Units Private Placement was to raise capital to enable us to develop the Internet-based business of PowerSpring. A portion of the proceeds was also used to repay outstanding indebtedness, and the remaining proceeds will be used for general corporate and working capital purposes, including potentially providing the funds to finance an acquisition opportunity, if one were to arise.

         On March 17, 2000, we acquired Mercator Energy Incorporated through a merger of Mercator with a wholly-owned subsidiary of PowerSpring. Mercator is a Denver-based natural gas services and brokerage company that acts as an independent broker-agent for both producers and consumers of natural gas. In consideration for the acquisition of Mercator, we delivered to John A. Harpole, the President and sole shareholder of Mercator prior to the acquisition, $408,334 in cash, a $741,666 non-negotiable promissory note payable by PowerSpring over two years and secured by a general security interest in the assets of PowerSpring, and 2,500,000 shares of common stock of PowerSpring. Subsequent to the acquisition of Mercator, we own 87.5% of the outstanding shares of PowerSpring common stock, Mr. Harpole owns 12.5% of the outstanding shares of PowerSpring common stock, and Mercator has become a wholly-owned subsidiary of PowerSpring. We, PowerSpring and Mr. Harpole entered into a stockholders agreement that addresses certain rights related to Mr. Harpole's PowerSpring common stock, including a right for Mr. Harpole to put his shares of PowerSpring common stock back to PowerSpring at an appraised value for each payable over three years if PowerSpring has not completed an initial public offering or has not sold its business within two years. PowerSpring also entered into a two-year employment agreement with Mr. Harpole, who will serve as the Executive Vice President, Chief Operating Officer and a director of PowerSpring. Under the employment agreement, Mr. Harpole received an option to purchase 60,000 shares of our Common Stock, exercisable at $17.88 per share, and an option to purchase 200,000 shares of PowerSpring common stock, exercisable at $.30 per share.

         On September 13, 1999, we entered into a consulting and joint venture agreement with Mercator, under which Mercator provided its energy procurement services to us on a consulting basis. In connection with our acquisition of Mercator, we issued to Mercator a warrant to purchase 60,000 shares of Common Stock. The Mercator warrant vests in three tranches from the date of issuance through March 2001, with exercise prices ranging between $4.50 and $5.50 per share, and expires in September 2002. Mercator has registration rights with respect to the Common Stock issuable upon the exercise of the Mercator warrant. In connection with our acquisition of Mercator, the consulting agreement, and a related stock option agreement between TotalPlan and Mercator, were terminated, and Mercator transferred the Mercator warrant to Mr. Harpole.

         Compensation expense for the fair value of the Scient, Mercator and Lender warrants is being recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," over the period in which the services are being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $70,029 has been recognized in the consolidated statement of operations during the year ended December 31, 1999.

         In September 1998, our Board of Directors adopted a stock repurchase plan that authorized us to purchase up to approximately 7% of our outstanding Common Stock in open market transactions, from time to time as management deemed appropriate, based on the market price of the Common Stock. During 1998 and

1999, we repurchased 96,116 shares of its Common Stock at an average price of $2.22 per share. The stock repurchase plan was discontinued on October 6, 1999. All of the repurchased shares have been retired.

         Based on our current plans and assumptions, management believes that our capital resources, including cash and cash equivalents, amounts available under existing credit facilities and funds generated from continuing operations, and additional proceeds from the disposition of the remaining assets of its discontinued operations, will be sufficient to meet our currently anticipated cash needs, including our working capital needs, capital commitments and debt service requirements, including those pertaining to the launch of the business of PowerSpring. However, we will also have a continuing need for additional capital to accomplish our business strategy with respect to our existing businesses. The continued development of the business of PowerSpring will also require substantial capital after launch. In addition, unanticipated events, over which we may have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales. We will also require additional capital in the future in order to make any significant acquisition of businesses or technologies.

         We expect that after the initial development stage of PowerSpring is completed and our website is launched, the further development and growth of PowerSpring, including staff, organizational and start up expenses, marketing costs and additional capital expenditures, will require significant additional funds, beyond the proceeds of the Units Private Placement, from the proceeds of public or private equity financing, debt financing or from other sources. We intend to raise any needed additional capital to fund the development and operations of PowerSpring primarily through financing at the PowerSpring level. However, depending upon the availability of capital, market conditions, our consolidated operations and the operations of PowerSpring, we may also or instead raise additional capital at the Metretek level. For example, depending on market conditions and other factors we deem appropriate, we may call our Dividend Warrants for redemption. Due to the trading price of our Common Stock, as of the date of this Report we have the right, upon 30 days notice, to call the Dividend Warrants for redemption, and we will continue to have this redemption right as long as the closing sale price of the Common Stock as reported on the Nasdaq National Market equals or exceeds $6.50 per share. We expect that, subject to market conditions, most or all Dividend Warrants will be exercised after we call them for redemption, resulting in gross proceeds of up to $3.5 million to us.

         Obtaining additional financing will depend on many factors, including market conditions, our operating performance and investor sentiment. Terms of debt financing could restrict our ability to operate our business, or to expand our operations. In addition, if we raise additional capital by issuing capital stock or securities convertible into capital stock, stockholders could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders.

         Our capital raising will be subject to the consent of the Lender, if our credit facility is then in effect. In addition, depending on how it is structured, our capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that sufficient additional funds will be available to us on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to us, to our lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on terms that are acceptable could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to adopt FAS 133 for our fiscal year ending December 31, 2001. However, because we do not utilize derivative financial instruments, we do not believe the impact of FAS 133 will be material to our financial position or results of operations.

         In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. We will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 is not expected to have a material effect on our financial position or results of operations. However, SOP 98-9 may require more revenue to be deferred for certain types of transactions.

YEAR 2000 COMPLIANCE

         The "Year 2000 issue," which presented potential risks and uncertainties to virtually all businesses, was to have resulted from computer programs that used two digits rather than four to define the applicable year. Any computer programs that had time-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This situation could have resulted in system failures or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar or normal business activities.

         As of the date of this Report, we have not experienced any known material adverse impacts on our current products and services, internal information systems or other internal operating systems as a result of the Year 2000 issue, and we have not received notice of any material Year 2000 compliance issues from our suppliers or customers. Based on the work done to date, costs directly associated with our Year 2000 compliance efforts were approximately $200,000. We do not expect that any future expenditures to address the Year 2000 issues will be material. However, it remains possible that Year 2000 issues associated with our products or systems may still arise or that we could receive notice of Year 2000 issues that have arisen with our products and services. We plan to continue to monitor the Year 2000 issues closely. Therefore, we cannot assure you that Year 2000 issues will not have a material adverse effect on our results of operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS

         The information required by this Item is set forth on pages F-1 through F-24 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors, and their ages and positions, are as follows:

NAME                      AGE    POSITION(S)
----                      ---    -----------
W. Phillip Marcum          56    President, Chief Executive Officer, Chairman of
                                   the Board and Director

A. Bradley Gabbard         45    Executive Vice President, Chief Financial
                                   Officer, Treasurer and Director

Ronald W. McKee            52    President of Metretek Florida and Director

Basil M. Briggs (1)        64    Director

Kevin P. Collins           49    Director

Robert Lloyd (2)           61    Director

Anthony D. Pell (1)(2)     61    Director

Harry I. Skilton (1)       61    Director

Albert F. Thomasson (2)    58    Director

----------

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

         W. PHILLIP MARCUM, a co-founder of Metretek, has served as our President, Chief Executive Officer, Chairman of the Board and a director since our incorporation in April 1991. He also serves as the Chairman and Chief Executive Officer of each of our direct wholly-owned subsidiaries. Since March 1996, Mr. Marcum has been a director of Key Energy Services, Inc., East Brunswick, New Jersey ("Key"), an oilfield service provider. He was a director of WellTech, Inc. ("WellTech") from January 1994 until March 1996 when WellTech was merged into Key. He also serves as a director of one privately-held corporation, Test America, Inc., Asheville, North Carolina, a water analysis company.

         A. BRADLEY GABBARD, a co-founder of Metretek, has served as a director of Metretek since our incorporation in April 1991. He has served as our Executive Vice President since July 1993, and as our Chief Financial Officer and Treasurer from April 1991 through July 1993 and since August 1996. He also served as our Vice President and Secretary of Metretek from April 1991 through July 1993. Mr. Gabbard also serves as the Chief Financial Officer of each of our direct wholly-owned subsidiaries. From October 1990 to February 1991, Mr. Gabbard was employed by Boettcher & Company, serving as Vice President in its research department. In 1987, Mr. Gabbard joined Great Horn, Inc., a privately held New York based investment corporation, as its Vice President in charge of western oil and gas investment activities. In 1988, Great Horn acquired a controlling interest in Premier Resources, Ltd., Denver, Colorado, and appointed Mr. Gabbard as the Executive Vice President and Chief Operating Officer, where he served until the sale of Premier in 1990. From 1981 to 1987, Mr. Gabbard was employed by Search Drilling Company, Wichita, Kansas, a privately held oil and gas company, initially serving as its Vice President of Finance, and later as an Executive Vice President. From 1976 to 1981, Mr. Gabbard was employed in the Oklahoma City office of Ernst and Whinney, principally serving clients in the oil and gas industry. Mr. Gabbard is a certified public accountant.

         RONALD W. MCKEE has served as a director of Metretek since August 1997 and has served as the President and Chief Operating Officer of Metretek Florida since September 1995. Mr. McKee had previously served as the Vice President of Marketing of Metretek Florida since he joined Metretek Florida in 1989. From 1970 to 1989, Mr. McKee held various sales and marketing management positions with Rockwell International, Pittsburgh,

Pennsylvania, and became the general sales and marketing manager for Rockwell International's plug valve business in 1987.

         BASIL M. BRIGGS has served as a director of Metretek since June 1991. He has been a practicing attorney in Detroit, Michigan since 1961, practicing law with Cox, Hodgman & Giarmarco, P.C., Troy, Michigan, since January 1997. He was of counsel with Miro, Weiner & Kramer, P.C., Bloomfield Hills, Michigan, from 1987 through 1996. Mr. Briggs was the President of Briggs & Williams, P.C., Attorneys at Law, from its formation in 1977 through 1986. Mr. Briggs was the Secretary of Patrick Petroleum Company from 1984, and a director of Patrick Petroleum Company from 1970 until Patrick Petroleum Company was acquired by Goodrich Petroleum Company in August 1995. Since August 1995, he has been a director of Goodrich Petroleum Company.

         KEVIN P. COLLINS has served as a director of Metretek since March 2000. Mr. Collins has been a Managing Member of The Old Hill Company LLC, Westport, Connecticut, which provides corporate financial and advisory services, since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins has served as a director of Key since March 1996; a director of The Penn Traffic Company, Syracuse, New York, a food retailer, since June 1999; and a director of London Fog Industries, Inc, Eldesburg, Maryland, an outerwear designer and distributor, since 1999. Mr. Collins also serves as the director of one privately-held company, Avanti Petroleum, Inc., a convenience chain store.

         ROBERT LLOYD has served as a director of Metretek since July 1993. He currently manages his personal investments. From 1988 to 1989 he was an Executive Director of Interallianz London Limited, the wholly owned corporate finance subsidiary of Interallianz Bank Zurich A.G. Mr. Lloyd formerly held several positions with Drexel Burnham Lambert Inc. and its affiliates, including Managing Director and Senior Corporate Finance Officer in Europe.

         ANTHONY D. PELL has served as a director of Metretek since June 1994. Mr. Pell is a director of Rochdale Investment Management, Inc., New York, New York. He was the President and a co-owner of Pell, Rudman & Co., Boston, Massachusetts, an investment advisory firm, from 1981 until 1993, when it was acquired by United Asset Management Company, since which time he has served as a consultant. Mr. Pell was a director of Metretek Florida from 1985 until Metretek was acquired by us in March 1994. Mr. Pell was associated with the law firm of Coudert Brothers from 1966 to 1968 and with the law firm of Cadwalder, Wickersham and Taft from 1968 to 1972, specializing in estate and tax planning. In 1972, Mr. Pell joined Boston Company Financial Strategies, Inc. as a Vice President and was appointed a Senior Vice President in 1975.

         HARRY I. SKILTON has served as a director of Metretek since May 1998. Since 1994, Mr. Skilton has been the President, Chief Executive Officer and a director of American Meter Company, Horsham, Pennsylvania, a worldwide supplier of meters and electronic instruments to the natural gas industry, and an officer and director of various American Meter subsidiaries. American Meter is ultimately controlled by Ruhrgas, a German corporation. From 1992 through 1994, Mr. Skilton was a principal of D/R Consultants, which engaged in general industry marketing and consulting. From 1990 through 1992, Mr. Skilton was the President, Chief Operating Officer and a director of Lukens Inc., Coatsville, Pennsylvania, a diversified steel company engaged in a manufacture of carbon and alloy steels and related products. From 1986 through 1990, Mr. Skilton was the Executive Vice President and Group President of the Air Distribution Group of Phillips Industries, Inc., Dayton, Ohio, which produces building components, air distribution, transportation materials handling systems. From 1965 through 1984, Mr. Skilton served in various executive capacities with Illinois Tool Works, Inc., General Instrument Corporation and Celanese Corporation.

         ALBERT F. THOMASSON has served as a director of Metretek since March 1994. Mr. Thomasson was a director of Metretek Florida from 1981 until it was acquired by us in March 1994. For the past five years, Mr. Thomasson has been President of AFT Corporation, which provides management consulting services to selected businesses in the Birmingham, Alabama area; President of AFTCO Properties, Inc. and Brookhaven Properties, III, Inc., which are engaged in residential real estate development in the Birmingham area; President of Thomasson, Coal & Coke, Inc., which is a manufacturer of alloy block for foundries until it merged into AFT Corporation in 1996; Managing General Partner of Opto Oil and Gas Company, which owns working interests in oil and gas fields;

and Chairman of the Board of Daily Access Concepts, Inc., Mobile, Alabama, which provides fully automated recordkeeping and trading services for qualified retirement plans.

         Our Board of Directors currently consists of nine members divided into three classes, with members of each class holding office for staggered three-year terms. The Class I Directors, whose terms expire at the 2001 Annual Meeting of Stockholders, are Messrs. Marcum, Briggs, and Lloyd. The Class II Directors, whose terms expire at the 2002 Annual Meeting of Stockholders, are Messrs. Gabbard, McKee and Thomasson. The Class III Directors, whose terms expire at the 2000 Annual Meeting of Stockholders, are Messrs. Collins, Pell and Skilton. So long as at least 2,000 shares of Series B Preferred Stock remain outstanding, the holders of Series B Preferred Stock, voting as a single class, have the right to elect one member of the Board of Directors. In March 2000, Mr. Collins was elected to the Board of Directors by the holders of the Series B Preferred Stock. All other directors are elected by the holders of the Common Stock. Each director serves in office until his successor is duly elected and qualified. Any additional members added to the Board of Directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. Our officers are appointed by our Board of Directors and serve at its discretion, subject to their employment agreements, as described in "Item 10. Executive Compensation."

OTHER KEY EMPLOYEES

         Information concerning other key employees of Metretek is set forth below:

         WOOD A. BREAZEALE, JR., 70, has served as the President, Chief Operating Officer and a director of Southern Flow since May 1993. Mr. Breazeale was the President and Chief Operating Officer of Southern Flow Companies, a division of Homco International, Inc., and a Vice President of Homco International, Inc., from 1979 until we purchased the assets of the Southern Flow Companies division of Weatherford in April 1993. Mr. Breazeale founded Southern Flow Companies in 1953.

         GARY J. ZUIDERVEEN, 41, has served as our Controller since May 1994 and as our Secretary and Principal Accounting Officer since August 1996. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm's national office accounting research department.

         JOHN A. HARPOLE, 40, has served as the Executive Vice President, Chief Operating Officer and a director of PowerSpring since March 2000. From May,1994 until March 2000, when PowerSpring acquired Mercator, Mr. Harpole was the President, sole director and sole shareholder of Mercator. From 1991 until May 1994, Mr. Harpole was a Vice President of Alta Energy Corporation. From 1982 to 1991, Mr. Harpole held various positions with Ladd Petroleum Corporation, a subsidiary of General Electric Corporation.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and beneficial owners of more than 10% of our outstanding Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC, and to furnish us with copies of all such reports that they file. Based solely upon our review of the copies of such forms we have received, and written representations from certain directors and executive officers that no Form 5s were required to be filed, we believe that, during 1999, all reports required by Section 16(a) to be filed by such persons were timely filed, except for one report regarding a stock option exercise filed late by Mr. Briggs.

SECTION 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth the total compensation that we paid or accrued for services rendered to us in all capacities during the last three fiscal years by our Chief Executive Officer and by our two other executive officers (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 in the fiscal year ended December 31, 1999 ("fiscal 1999"):

                           SUMMARY COMPENSATION TABLE

                                                                LONG TERM
                                                              COMPENSATION
                                                              ------------
                                                                 AWARDS
                                                              ------------
                                     ANNUAL COMPENSATION(1)    SECURITIES
                                     ----------------------    UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY($)   BONUS($)    OPTIONS(#)(2)   COMPENSATION($)(3)
---------------------------   ----    ---------   --------    -------------   ------------------
W. Phillip Marcum .........   1999     $210,000   $     0              0            $6,400
  President and Chief         1998      200,000         0        120,000(4)          6,436
  Executive Officer           1997      175,250    31,395         50,000             6,127

A. Bradley Gabbard ........   1999     $152,500   $     0         12,500(5)         $5,826
  Executive Vice              1998      145,000         0         44,500(4)          6,249
  President and Chief         1997      127,292    24,225         25,000             5,877
  Financial Officer

Ronald W. McKee ...........   1999     $121,010   $     0         12,500(5)         $4,318
  President of Metretek       1998      130,000         0         25,000(4)          4,102
                              1997      100,000    19,380         12,250             3,829

----------

(1) Excludes perquisites and other personal benefits, if any, which were less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2) The number of securities underlying options has been adjusted to reflect the one-to-four reverse split of the Common Stock effected on July 6, 1998.

(3) Includes amounts paid or accrued on behalf of the Named Executive Officers in 1999 for (i) matching contributions under our 401(k) plan of $5,000 for Mr. Marcum, $4,567 for Mr. Gabbard, and $3,630 for Mr. McKee; (ii) premiums for group term life insurance of $936 for Mr. Marcum, $795 for Mr. Gabbard, and $346 for Mr. McKee; and (iii) premiums for long-term disability insurance of $464 for Mr. Marcum, $464 for Mr. Gabbard, and $342 for Mr. McKee.

(4) Includes options originally granted prior to 1998 (120,000 to Mr. Marcum, 44,500 to Mr. Gabbard and 12,500 to Mr. McKee) that were cancelled and regranted pursuant to a stock option repricing in 1998.

(5) These options vest in three equal annual installments: one-third on date of grant, one-third on the first anniversary of the grant and one-third on second anniversary of the grant.

EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL ARRANGEMENTS AND OTHER COMPENSATION ARRANGEMENTS

         In December 1991, we entered into employment agreements, which have been amended several times, with W. Phillip Marcum, our President, Chief Executive Officer and Chairman of the Board, and A. Bradley Gabbard, our Executive Vice President and Chief Financial Officer. These employment agreements were most recently amended effective January 1, 2000 to provide for an extension of the employment term until December 31, 2003 for Mr. Marcum and until December 31, 2001 for Mr. Gabbard, with automatic additional one-year renewal periods when the term expires, unless either party gives six months prior written notice of termination. The base salaries under these employment agreements, which are subject to annual upward adjustments at the discretion of the Board of Directors, are currently set at $295,000 for Mr. Marcum and $175,000 for Mr. Gabbard. In addition to the base annual compensation, the employment agreements provide, among other things, for standard benefits commensurate with the management levels involved. The employment agreements also provide for us to establish an incentive compensation fund, to be administered by our Compensation Committee, to provide for incentive compensation to be paid to each officer or employee (including Messrs. Marcum and Gabbard) deemed by the Compensation Committee to have made a substantial contribution to us in the event of a change of control of Metretek or of the sale of substantially all of our assets or similar transactions. The total amount of incentive compensation from the fund available for distribution will be determined by a formula based on the amount by which the fair market value per share of the Common Stock exceeds $10.08, multiplied by a factor ranging from 10-20% depending upon the ratio of the fair market value to $10.08. In the case of the sale of a significant subsidiary or substantially all of the assets of a significant subsidiary, a similar pro rata distribution is required. As amended, the employment agreements with Messrs. Marcum and Gabbard provide that if the employment period expires without being renewed, then the executive is entitled to receive a lump-sum severance payment equal to 12 months, for Mr. Marcum, and six months, for Mr. Gabbard, of his then base salary, and continued participation in all our insurance plans for such additional period. The employment agreements also contain certain restrictions on each executive's ability to compete, use of confidential information and use of inventions and other intellectual property.

         As amended, the employment agreements with Messrs. Marcum and Gabbard also include "change in control" provisions designed to provide for continuity of management in the event we undergo a change in control. The agreements provide that if within three years after a change in control, the executive is terminated by us for any reason other than for "cause", or if the executive terminates his employment for "good reason" (as such terms are defined in the employment agreements), then the executive is entitled to receive a lump-sum severance payment equal to two times, for Mr. Marcum, and one times, for Mr. Gabbard, the amount of his then base salary, together with certain other payments and benefits, including continued participation in all our insurance plans for a period of two years for Mr. Marcum and one year for Mr. Gabbard. Under these employment agreements, a "change in control" will be deemed to have occurred only if: (1) any person or group becomes the beneficial owner of 50% or more of our Common Stock; (2) a majority of our present directors are replaced, unless the election of any new director is approved by a two-thirds vote of the current (or properly approved successor) directors; (3) we approve a merger, consolidation, reorganization or combination, other than one in which our voting securities outstanding immediately prior thereto continue to represent more than 50% of our total voting power or of the surviving corporation following such a transaction and our directors continue to represent a majority of our directors or of the surviving corporation following such transaction; or (4) we approve a sale of all or substantially all of its assets.

STOCK OPTION GRANTS

         The following table sets forth certain information with respect to stock options granted during fiscal 1999 to the Named Executive Officers. We did not grant any stock appreciation rights, alone or in tandem with stock options, in fiscal 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                        ---------------------------------------------------------------------------
                                                  % OF TOTAL
                                                    OPTIONS
                         NUMBER OF SECURITIES      GRANTED TO
                               UNDERLYING         EMPLOYEES IN     EXERCISE           EXPIRATION
NAME                    OPTIONS GRANTED (#)(1)   FISCAL YEAR (2)   PRICE ($)(3)        DATE (4)
----                    ----------------------   ---------------   ------------        --------
W. Phillip Marcum ...                0                  0%             N/A               N/A

A. Bradley Gabbard ..           12,500                8.9%            $4.63       September 7, 2009

Ronald W. McKee .....           12,500                8.9%            $4.63       September 7, 2009

----------

(1) The options in this table are incentive stock options granted under our 1998 Stock Incentive Plan. All options have ten year terms from the date of initial grant and vest in three equal installments: one-third upon grant, one-third after 1 year and one-third after two years.

(2)      Based upon 141,000 options granted during 1999 to employees.

(3) The exercise price of the option is the fair market value of the Common Stock on the date of grant, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

(4) These options may terminate before their terms expire due to the termination of the optionee's employment or the optionee's disability or death.

STOCK OPTION EXERCISES AND VALUES

         The following table sets forth information with respect to stock options held by the Named Executive Officers on December 31, 1999. The Named Executive Officers did not exercise any stock options during 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                          UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
                               AT FISCAL YEAR-END(#)          FISCAL YEAR-END ($)(1)
                          ------------------------------   ---------------------------
NAME                      EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                      -----------     -------------    -----------   -------------
W. Phillip Marcum ...       120,000               0         $330,000      $     0

A. Bradley Gabbard ..        48,667           8,333          122,875        1,000

Ronald W. McKee .....        29,167           8,333           69,750        1,000

----------

(1) For purposes of this table, the value of unexercised in-the-money options is calculated based upon the difference between $4.75, the closing sale price of the Common Stock on December 31, 1999 as reported on the Nasdaq National Market, and the option exercise price.

DIRECTOR COMPENSATION

         Directors who are also our officers or employees do not receive any additional compensation for serving on the Board of Directors. All directors are reimbursed for out-of-pocket costs of attending meetings of the Board of Directors and its committees. Directors who are not our officers or employees ("Non-Employee Directors") currently receive a fee of $1,000 for attendance at each meeting of the Board of Directors. Non-Employee Directors also receive stock options. Until June 1998, these options were granted under our Directors' Stock Option Plan (the "Directors' Plan"). Since June 1998, these options have been granted under our 1998 Stock Incentive Plan (the "1998 Plan"). Under the formula for these stock option grants, each person who is first elected or appointed to serve as a Non-Employee Director is automatically granted an option to purchase 5,000 shares of Common Stock. On the date of the Annual Meeting of Stockholders each year, each Non-Employee Director (who has been such for at least six months) is automatically granted an option to purchase 2,500 shares of Common Stock. All options vest and become exercisable immediately upon grant. Additional non-formula options can be granted to Non-Employee Directors under the 1998 Plan in the discretion of the Board of Directors.

         Each Non-Employee Director has the right to irrevocably elect on an annual basis in advance to receive additional stock options under the 1998 Plan ("Meeting Options") in lieu of cash fees for attending meetings of the Board of Directors. The Meeting Options are granted on the date of each Annual Meeting of Stockholders and vest in 25% increments on the date of each of the subsequent four regular quarterly meetings of the Board of Directors attended by such Non-Employee Director. The number of shares of Common Stock exercisable upon the exercise of Meeting Options are such that the value of the stock options granted is equal to the amount of fees waived.

         All options granted to Non-Employee Directors are nonqualified stock options exercisable at a price equal to the fair market value of the Common Stock on the date of grant and have ten year terms, subject to earlier termination in the event of the termination of the optionee's status as a director or the optionee's death. Options typically remain exercisable for one year after a Non-Employee Director dies and for that number of years after a Non-Employee Director leaves the Board of Directors (for any reason other than death or removal for cause) equal to the number of full or partial years that the Non-Employee Director served as a director, but not beyond the ten year term of the option. On October 6, 1998, the exercise price of all options then outstanding to Non-Employee Directors under the Directors' Plan and under the 1998 Plan was reduced to $2.00 per share, the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. As of December 31, 1999, options to purchase 92,500 shares of Common Stock were outstanding to Non-Employee Directors under the Directors' Plan and options to purchase 34,209 shares of Common Stock were outstanding to Non-Employee Directors under the 1998 Plan, at exercise prices ranging from $1.75 to $2.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 15, 2000 by:

         - each person who is known by us to beneficially own 5% or more of the outstanding shares of our Common Stock;

         -        each of our directors;

         -        each of the Named Executive Officers; and

         -        all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated below, to our knowledge, each stockholder named in the table below has sole voting and investment power with respect to the shares of Common Stock beneficially owned, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage of beneficial ownership of that person, beneficial ownership includes any shares of Common Stock subject to options, warrants and other rights that are currently exercisable or exercisable within 60 days of March 15, 2000. Such shares, however, are not included for purposes of computing the beneficial ownership of any other person. The percentage of beneficial ownership is based upon 5,003,678 shares of Common Stock outstanding on March 15, 2000.

                                              NUMBER OF SHARES OF    PERCENT OF
                                                  COMMON STOCK      COMMON STOCK
NAME OF BENEFICIAL OWNER                       BENEFICIALLY OWNED    OUTSTANDING
------------------------                       ------------------    -----------
DDJ Capital Management, LLC(1) ............         900,000             17.0
    141 Linden Street, Suite 4
    Wellesley, Massachusetts 02482

Special Situations Funds (2) ..............         692,900             13.3
    153 East 53rd Street
    New York, New York 10022

Kenneth B. Funsten (3) ....................         502,212              9.8
    121 Outrigger Mall
    Marina del Ray, California 90292

American Meter Company (4) ................         461,319              8.8
    300 Welsh Road
    Horsham, Pennsylvania 19044

Credit Suisse Asset Management, LLC (5) ...         300,000              5.9
    153 East 53rd Street, 57th Floor
    New York, New York, 10022

Famco Value Income Partners, L.P. (6) .....         275,300              5.5
    121 Outrigger Mall
    Marina del Ray, California 90292

W. Phillip Marcum (7) .....................         224,823              4.4

Albert F. Thomasson (8) ...................         135,384              2.7

Robert Lloyd (9) ..........................          61,915              1.2

A. Bradley Gabbard (10) ...................          55,106              1.1

Ronald W. McKee (11) ......................          41,358              0.8

Anthony D. Pell (12) ......................          37,762              0.8

Basil M. Briggs (13) ......................          23,633              0.5

Harry I. Skilton (14) .....................          15,338              0.3

Kevin P. Collins (15) .....................           7,250              0.1

All directors and executive officers
     as a group (9 persons)(16) ...........         602,569             11.3

----------

(1) Information based, in part, on Schedule 13D filed with the SEC on December 21, 1999, Amendment No. 1 to Schedule 13D filed with the SEC on January 19, 2000, and Amendment No. 2 to Schedule 13D filed with the SEC on February 14, 2000 by DDJ Capital Management, LLC ("DDJ"), B III-A Capital Partners, L.P. ("B III-A") and GP III-A, LLC ("GP III-A"). The shares are owned by B III-A, the DDJ Canadian High Yield Fund ("DDJ Canadian Fund") and an account established for an institutional investor (the

         "Account"). GP III-A is the general partner of, and DDJ is the investment manager for, B III-A. DDJ is also the investment manager to the Account and an investment advisor to the DDJ Canadian Fund. Includes 300,000 shares that may be acquired upon the exercise of currently exercisable warrants, but does not include 505,612 shares of Common Stock that may be acquired after June 9, 2000 upon conversion of 3,000 shares of Series B Preferred Stock.

(2) Information based upon Schedule 13D filed with the SEC on March 8, 2000 by Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., MGP Advisors Limited Partnership, AWM Investments Company, Inc., MG Advisors, L.C., SST Advisors, L.L.C., Austin W. Marxe and David M. Greenhouse. MGP Advisors Limited Partnership is the general partner of and the investment advisor to the Special Situations Fund III. AWM Investment Company is the general partner of MGP Advisors and the general partner of and investment adviser to the Special Situations Cayman Fund. MG Advisers is the general partner of the Special Situations Private Equity Fund. SST Advisors is the general partner of the Special Situations Technology Fund. Austin W. Marxe and David M. Greenhouse are the officers, directors and members or principal shareholders of MG Advisors, MGP Advisors, AWM Investment Company and SST Advisors. Includes 200,000 shares that may be acquired upon the exercise of currently exercisable warrants, but does not include 337,075 shares of Common Stock that may be acquired after June 9, 2000 upon conversion of 2,000 shares of Series B Preferred Stock.

(3)      Information based upon Amendment No. 5 to Schedule 13D filed by Kenneth
         B. Funsten and by FamCo Value Income Partners, L.P. ("FamCo VIP") with the SEC on February 9, 2000, and Form 4 filed by Mr. Funsten with the SEC on February 10, 2000. Includes shares owned by FamCo VIP and by FamCo Offshore, Ltd. Funsten Asset Management Company and Mr. Funsten, who is the president and portfolio manager of Funsten Asset Management Company, are the general partners of FamCo VIP and FamCo Offshore. Mr. Funsten holds sole voting and investment power over the securities owned by Famco VIP and Famco Offshore. In this table, the shares beneficially owned by Mr. Funsten include the shares owned by FamCo VIP. See note (6) below. Includes 136,687 shares that may be acquired upon the exercise of currently exercisable warrants, but does not include 84,269 shares of Common Stock that may be acquired after June 9, 2000 upon the conversion of 500 shares of Series B Preferred Stock. Also does not include 4,100 shares owned by an employee of Funsten Asset Management Company which cannot be sold or further added to without permission by Mr. Funsten by virtue of restrictions that are placed on securities transactions by employees of Funsten Asset Management Company, because Mr. Funsten has no investment or voting authority over the shares of such employee and Mr. Funsten expressly disclaims beneficial ownership of such shares.

(4) Information based upon Amendment No. 1 to Schedule 13D filed by American Meter Company, as successor in interest to its former subsidiary Eagle Research Corporation, with the SEC on February 29, 2000. Includes 105,495 shares, and warrants currently exercisable for 26,374 shares, that may be acquired by American Meter upon the conversion of a convertible note, and 109,891 shares that may be American Meter upon the exercise of currently exercisable warrants.

(5) Credit Suisse Asset Management, L.P. is the investment advisor for SEI Institutional Management Trust, Ameritech Pension Trust (A-K-A-VAIL), Warburg Pincus High Yield Fund, The Common Fund, CSAM Investment Trust
         - U.S. HYLD Series and SEI Global - High Yield Fixed Income Fund, which funds and trusts are the owners of the shares. Includes 100,000 shares that may be acquired upon the exercise of currently exercisable warrants, but does not include 168,537 shares of Common Stock that may be acquired after June 9, 2000 upon the conversion of 1,000 shares of Series B Preferred Stock.

(6) Information based upon Amendment No. 5 to Schedule 13D filed by Famco VIP with the SEC on February 9, 2000. According to the information contained therein, includes 136,687 shares that may be acquired by Famco VIP upon the exercise of currently exercisable warrants. Kenneth
         B. Funsten and Funsten Asset Management Company are the general partners of Famco VIP. In this table, the shares owned by Famco VIP are also included in the shares beneficially owned by Mr. Funsten. See note
         (3) above. Includes 85,050 shares that may be acquired upon the exercise of currently exercisable warrants.

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

(7) Includes 18,965 shares that may be acquired by Mr. Marcum upon the exercise of currently exercisable warrants, and 120,000 shares that may be acquired by Mr. Marcum upon the exercise of currently exercisable stock options.

(8) Includes 2,338 shares held of record by Mr. Thomasson's wife and 32,858 shares held in family trusts. Also includes 22,213 shares that may be acquired by Mr. Thomasson upon the exercise of currently exercisable stock options and 33,199 shares that may be acquired by Mr. Thomasson or his wife or their family trusts upon the exercise of currently exercisable warrants.

(9) Includes 18,165 shares that may be acquired by Mr. Lloyd upon the exercise of currently exercisable stock options and 5,000 shares that may be acquired by Mr. Lloyd upon the exercise of currently exercisable warrants.

(10) Includes 439 shares that may be acquired by Mr. Gabbard upon the exercise of currently exercisable warrants, and 48,667 shares that may be acquired by Mr. Gabbard upon the exercise of currently exercisable stock options.

(11) Includes 29,167 shares that may be acquired by Mr. McKee upon the exercise of currently exercisable stock options and 2,638 shares that may be acquired by Mr. McKee upon the exercise of currently exercisable warrants.

(12) Includes 2,600 shares held by Mr. Pell's wife. Also includes 17,500 shares that may be acquired by Mr. Pell upon the exercise of currently exercisable stock options and 4,052 shares that may be acquired by Mr. Pell or his wife upon the exercise of currently exercisable warrants.

(13) Includes 18,826 shares owned by Mr. Briggs' wife. Also includes 4,714 shares that may be acquired by Mr. Briggs' wife upon the exercise of currently exercisable stock options and 93 shares that may be acquired by Mr. Briggs' wife upon the exercise of currently exercisable warrants.

(14) Includes 12,213 shares that may be acquired by Mr. Skilton upon the exercise of currently exercisable stock options and 625 shares that may be acquired by Mr. Skilton upon the exercise of currently exercisable warrants. Although Mr. Skilton is the President, Chief Executive Officer and a director of American Meter, no shares owned of record by American Meter have been attributed to Mr. Skilton's beneficial ownership.

(15) Includes 5,000 shares that may be acquired by Mr. Collins upon the exercise of currently exercisable stock options.

(16)     See notes (7) through (15).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1997, MGT sold one-third of its preferred and performance share interests and one-third of its interest in future management and administrative fees in two business trusts to Odessa Exploration Incorporated ("Odessa"), a subsidiary of Key. Odessa paid MGT $700,000 for its interest, a mutually agreed reduction from an initial purchase price amount of $1,000,000.
W. Phillip Marcum, our Chairman of the Board, President and Chief Executive Officer, and Kevin P. Collins, are directors of both Metretek and Key, although Mr. Collins was not a director of Metretek at the time of the transaction.

         On May 4, 1998, in connection with our acquisition, through Metretek Florida, of certain assets of a subsidiary of American Meter, Metretek Florida entered into a license agreement with American Meter, for the license by American Meter and American Meter Software to Metretek of certain operating software, and the development, manufacture and sale by Metretek Florida to American Meter of certain electronic components and related equipment pertaining to electronic temperature and pressure correction to be embedded within certain new rotary and turbine meters of American Meter. The license agreement also grants to American Meter and its affiliates the right to sell Metretek Florida products in the United States and Canada at certain agreed-upon prices. Subsequent to the acquisition, Metretek Florida and American Meter entered into an international sales agreement, pursuant to which American Meter and its affiliates have the non-exclusive right to sell Metretek Florida products internationally. Harry I. Skilton, the President, Chief Executive Officer and a director of American Meter, became a member of our Board of Directors in May 1998 in connection with this acquisition. During fiscal 1998 and 1999, we recorded revenues of approximately $522,000 and $593,000 with respect to sales to American Meter under the license agreement and the international sales agreement. The terms of the license agreement and the international sales agreement were the result of arms-length negotiations between the parties.

         Each material transaction between us and any related party is approved by a majority of the members of our Board of Directors who are disinterested in the transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

         (2) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

                  (2.1) Asset Purchase Agreement, dated as of March 23, 1998, by and among Eagle Research Corporation, American Meter Company, Metretek, Incorporated and Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 2.4 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1997.)

                  (2.2) Agreement and Plan of Merger, dated as of March 16, 2000, by and between TotalPlan, Inc. and PowerSpring, Inc.

                  (2.3) Agreement and Plan of Merger, dated as of March 17, 2000, by and among PowerSpring, Inc., MERC Acquisition Corp., Mercator Energy Incorporated and John A. Harpole.

         (3)      ARTICLES OF INCORPORATION AND BY-LAWS:

                  (3.1) Second Restated Certificate of Incorporation, as amended, of Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form S-3, Registration No. 333-96369.)

                  (3.2) Amended and Restated By-Laws of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 3.3 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

         (4)      INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
                  INDENTURES:

                  (4.1) Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)

                  (4.2) Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-3, Registration No. 333-60925.)

                  (4.3) Form of Warrant Agency Agreement between Marcum Natural Gas Services, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to
                           Exhibit 4.4 to Metretek's Registration Statement on Form S-3, Registration No. 333-60925).

                  (4.4) Form of Certificate representing warrants to purchase shares of Common Stock of Marcum Natural Gas Services, Inc. issued to former holders of warrants of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.2 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

                  (4.5) Rights Agreement, dated as of December 2, 1991, between Marcum Natural Gas Services, Inc. and American Securities Transfer, Inc. (Incorporated by reference to Exhibit 10.6 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)

                  (4.6) Amendment No. 1 to Rights Agreement, dated as of March 23, 1998, between Marcum Natural Gas Services, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 2 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 1 filed April 3, 1998.)

                  (4.7) Amendment No. 2 to Rights Agreement, dated as of December 9, 1999, between Metretek Technology, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 1 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 4 filed December 23, 1999.)

                  (4.8) Form of Registration Rights Agreement among Marcum Natural Gas Services, Inc. and the former warrant holders of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

                  (4.9) Securities Purchase Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and certain purchases of securities of Metretek Technologies, Inc. (collectively, the "Unit Purchasers"). (Incorporated by reference to Exhibit
                           4.1 to Metretek's Current Report on Form 8-K filed December 22, 1999).

                  (4.10) Form of Common Stock Purchase Warrant issued by Metretek Technology, Inc. to the Unit Purchasers. (Incorporated by reference to Exhibit 4.3 to Metretek's Current Report on Form 8-K filed December 22, 1999).

                  (4.11) Registration Rights Agreement, dated December 9, 1999, by and among Metretek Technologies, Inc. and the Unit Purchasers. (Incorporated by reference to Exhibit 4.4 to Metretek's Current Report on Form 8-K filed December 22, 1999).

         (10)     MATERIAL CONTRACTS:

                  (10.1) Marcum Natural Gas Services, Inc. 1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

                  (10.2) Marcum Natural Gas Services, Inc. Directors' Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

                  (10.3) Employment Agreement, dated as of June 11, 1991, by and between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit
                           10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

                  (10.4) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

                  (10.5) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.5 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

                  (10.6) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and W. Phillip Marcum.*

                  (10.7) Employment Agreement, dated as of June 11, 1991, by and between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

                  (10.8) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

                  (10.9) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.8 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

                  (10.10) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.*

                  (10.11) Loan and Security Agreement, dated April 14, 1998, by and between National Bank of Canada, Marcum Natural Gas Services, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.)

                  (10.12) Amendment No. 1 to Loan and Security Agreement, dated as of November 10, 1998, by and among National Bank of Canada, Marcum Natural Gas Services, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.12 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998).

                  (10.13) Second Amendment to Loan and Security Agreement and Loan Documents, dated as of September 13, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 14, 1999).

                  (10.14) Third Amendment to Loan and Security Agreement and Loan Documents, dated as of December 9, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit
                           10.1 to Metretek's Current Report on Form 8-K filed December 22, 1999).

                  (10.15) Marcum Natural Gas Services, Inc. 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit
                           4.3 to Metretek's Registration Statement on Form S-8, Registration No. 333-43547.)*

                  (10.16) Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of February 3, 2000 (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed on February 22, 2000).*

                  (10.17) Employment Agreement, dated as of March 17, 2000, between PowerSpring, Inc. and John A. Harpole.

                  (10.18) Stockholders Agreement, dated as of March 17, 2000, among Metretek Technologies, Inc., PowerSpring, Inc. and John A. Harpole.

                  (10.19) Promissory Note, dated March 17, 2000, made by PowerSpring, Inc. to John A. Harpole.

                  (10.20) Security Agreement, dated March 17, 2000, between PowerSpring, Inc. and John A. Harpole.

                  (10.21) Form of Indemnification Agreement between Metretek Technologies, Inc. and each of its directors.

         (21)     SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

                  (21.1)   Subsidiaries of Metretek Technologies, Inc.

         (23)     CONSENT OF DELOITTE & TOUCHE LLP:

                  (23.1)   Deloitte & Touche LLP

         (24)     POWER OF ATTORNEY:

                  (24.1) Power of Attorney of the executive officers and directors of Metretek Technologies, Inc. (Included on signature page.)

         (27)     FINANCIAL DATA SCHEDULE

                  (27.1)   Financial Data Schedule

----------

         *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.

(B)      REPORTS ON FORM 8-K

         During the quarter ended December 31, 1999, Metretek filed the following report on Form 8-K:

         Filing Date         Item No.   Description
         -----------         --------   -----------
         December 22, 1999   5,7        Description of $14 million Units Private
                                        Placement of Common Stock, Series B
                                        Preferred Stock and warrants to purchase
                                        Common Stock

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METRETEK TECHNOLOGIES INC.


                                          By:   /s/ W. Phillip Marcum
                                              ---------------------------------
                                               W. Phillip Marcum, President and
                                               Chief Executive Officer
                                               Date: March 27, 2000

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                                          Date
---------                        -----                                          ----
    /s/ W. Phillip Marcum        Chairman of the Board, President,              March 27, 2000
-----------------------------      Chief Executive Officer and Director
W. Phillip Marcum                  (Principal executive officer)

    /s/ A. Bradley Gabbard       Executive Vice President, Chief Financial      March 27, 2000
-----------------------------      Officer, Treasurer and Director (Principal
A. Bradley Gabbard                 financial officer)

    /s/ Gary J. Zuiderveen       Secretary, Controller and Principal            March 27, 2000
-----------------------------      Accounting Officer (Principal
Gary J. Zuiderveen                 accounting officer)

    /s/ Basil M. Briggs          Director                                       March 27, 2000
-----------------------------
Basil M. Briggs

    /s/ Robert Lloyd             Director                                       March 27, 2000
-----------------------------
Robert Lloyd

    /s/ Ronald W. McKee          Director                                       March 27, 2000
-----------------------------
Ronald W. McKee

    /s/ Harry I. Skilton         Director                                       March 27, 2000
-----------------------------
Harry I. Skilton

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF
   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998              F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1999 and 1998                                             F-5

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1999 and 1998                                       F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999 and 1998                                             F-7

Notes to Consolidated Financial Statements                                F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Metretek Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Metretek Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP

Denver, Colorado
March 17, 2000

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------

                                                                                 DECEMBER 31,
                                                                         -----------------------------
ASSETS                                                                       1999             1998
CURRENT ASSETS:
  Cash and cash equivalents                                              $   361,658       $   639,448
  Trade receivables, less allowance for doubtful accounts
    of $125,573 and $117,469, respectively                                 3,802,818         5,006,914
  Other receivables                                                            2,818           152,084
  Inventories                                                              4,155,429         4,412,100
  Net assets of discontinued operations (Note 4)                             338,455           319,393
  Prepaid expenses and other current assets                                  435,734           275,782
                                                                         -----------       -----------
      Total current assets                                                 9,096,912        10,805,721
                                                                         -----------       -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Equipment                                                                2,453,492         2,282,406
  Vehicles                                                                    52,277            24,733
  Furniture and fixtures                                                     508,490           486,857
  Land, building and improvements                                            718,604           714,423
                                                                         -----------       -----------
      Total                                                                3,732,863         3,508,419
  Less accumulated depreciation                                            2,179,015         1,719,603
                                                                         -----------       -----------
      Property, plant and equipment, net                                   1,553,848         1,788,816
                                                                         -----------       -----------
OTHER ASSETS:
  Customer list (net of accumulated amortization of $2,955,939 and
    $2,510,694, respectively)                                              5,936,948         6,382,193
  Goodwill and other intangibles (net of accumulated amortization
    of $1,048,676 and $734,365, respectively)                              2,842,036         3,204,606
  Other assets                                                               180,690           204,947
                                                                         -----------       -----------
      Total other assets                                                   8,959,674         9,791,746
                                                                         -----------       -----------
TOTAL                                                                    $19,610,434       $22,386,283
                                                                         ===========       ===========


See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                                                     --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1999                1998
CURRENT LIABILITIES:
  Accounts payable                                                   $  1,073,900        $    720,459
  Accrued and other liabilities                                           951,963           1,055,372
  Deposits and capital lease obligations                                    5,587               9,849
                                                                     ------------        ------------

      Total current liabilities                                         2,031,450           1,785,680
                                                                     ------------        ------------

LONG-TERM NOTES PAYABLE (Note 5)                                          869,968           3,161,702
                                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; AUTHORIZED, 1,000,000 SHARES;
  1,450 ISSUED AND OUTSTANDING; REDEMPTION
  VALUE $1,000 PER SHARE (Note 10)                                      1,450,000                  --
                                                                     ------------        ------------

STOCKHOLDERS' EQUITY (Note 8):
  Redeemable preferred stock - Series A, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series C, $.01 par value;
    authorized, 500,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized, 25,000,000 shares;
    issued and outstanding, 3,784,045 and 3,489,181 shares,
    respectively                                                           37,840              34,892
  Additional paid-in-capital                                           40,434,688          38,930,724
  Accumulated other comprehensive income (loss)                            (4,098)              6,657
  Accumulated deficit                                                 (25,209,414)        (21,533,372)
                                                                     ------------        ------------

      Total stockholders' equity                                       15,259,016          17,438,901
                                                                     ------------        ------------

TOTAL                                                                $ 19,610,434        $ 22,386,283
                                                                     ============        ============


See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                   --------------------------------
                                                       1999                1998
REVENUES:
  Natural gas measurement sales and services       $ 19,345,771        $ 19,880,012
  Other                                                  19,425              42,098
                                                   ------------        ------------

      Total revenues                                 19,365,196          19,922,110
                                                   ------------        ------------

COSTS AND EXPENSES:
  Cost of measurement sales and services             13,760,360          12,864,414
  General and administrative                          3,442,126           3,581,911
  Selling, marketing and service                      2,057,355           1,524,959
  Depreciation and amortization                       1,268,835           1,109,402
  Research and development                            2,225,758             961,383
  Interest, finance charges and other                   286,804             185,473
                                                   ------------        ------------

      Total costs and expenses                       23,041,238          20,227,542
                                                   ------------        ------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES         (3,676,042)           (305,432)

INCOME TAXES (Note 7)                                        --                  --
                                                   ------------        ------------

LOSS FROM CONTINUING OPERATIONS                      (3,676,042)           (305,432)

LOSS FROM DISCONTINUED OPERATIONS (Note 4)                   --             (33,884)
                                                   ------------        ------------

NET LOSS                                             (3,676,042)           (339,316)

PREFERRED STOCK DISTRIBUTION                             (7,310)                 --
                                                   ------------        ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $ (3,683,352)       $   (339,316)
                                                   ============        ============

NET LOSS PER BASIC AND DILUTED COMMON SHARE:
  Continuing operations                            $      (1.06)       $      (0.09)
  Discontinued operations                                   .00               (0.01)
                                                   ------------        ------------

NET LOSS PER BASIC AND DILUTED COMMON SHARE        $      (1.06)       $      (0.10)
                                                   ============        ============

WEIGHTED AVERAGE BASIC AND DILUTED COMMON
  SHARES OUTSTANDING                                  3,487,915           3,385,699
                                                   ============        ============


See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------

                                                                                 ACCUMULATED
                                        COMMON STOCK              ADDITIONAL       OTHER
                                  ------------------------        PAID-IN       COMPREHENSIVE        ACCUMULATED
                                    SHARES        VALUE            CAPITAL       INCOME (LOSS)         DEFICIT          TOTAL
BALANCE,
  JANUARY 1, 1998                 3,077,822    $    30,778      $ 37,005,983        $ 6,657         $(21,194,056)    $ 15,849,362

Net loss and
  comprehensive loss                                                                                    (339,316)        (339,316)
Stock issued in acquisition         439,560          4,396         1,995,604                                            2,000,000
Stock issued under
  Employee Stock
  Purchase Plan                      47,244            472           176,785                                              177,257
Repurchases of common
  stock                             (75,445)          (754)         (247,648)                                            (248,402)
                                  ---------    -----------      ------------        --------        ------------     ------------

BALANCE,
  DECEMBER 31, 1998               3,489,181         34,892        38,930,724          6,657          (21,533,372)      17,438,901

Comprehensive loss:
  Foreign currency
    translation adjustments                                                         (10,755)                              (10,755)
  Net loss                                                                                            (3,676,042)      (3,676,042)
                                                                                                                     ------------
Total comprehensive loss                                                                                               (3,686,797)
Exercises of stock
  options and warrants               34,765            347            68,519                                               68,866
Warrant compensation                                                 203,228                                              203,228
Repurchases of
  common stock                      (39,028)          (390)          (85,146)                                             (85,536)
Stock issued for royalty
  payments                            9,127             91            49,909                                               50,000
Stock issued in private
  placement, net of offering
  costs                             290,000          2,900         1,274,764                                            1,277,664
Preferred stock distribution                                          (7,310)                                              (7,310)
                                  ---------    -----------      ------------        --------        ------------     ------------

BALANCE,
  DECEMBER 31, 1999               3,784,045    $    37,840      $ 40,434,688        $ (4,098)       $(25,209,414)    $ 15,259,016
                                  =========    ===========      ============        ========        ============     ============



See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------

                                                                                       YEAR ENDED
                                                                                       DECEMBER 31,
                                                                              ----------------------------
                                                                                  1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(3,676,042)     $  (339,316)
  Adjustments to reconcile net loss to net cash used by
    continuing operations:
    Loss from discontinued operations                                                               33,884
    Depreciation and amortization                                               1,268,835        1,109,402
    Stock based compensation expense                                               70,029           88,629
    Royalty payments made with restricted stock                                    50,000
    Loss on disposal of property, plant and equipment                               5,784            7,066
  Changes in other assets and liabilities, net of effect of acquisitions:
      Trade receivables                                                         1,204,096       (1,540,632)
      Inventories                                                                 256,671         (398,707)
      Other current assets                                                        172,615         (112,206)
      Other noncurrent assets                                                      10,541          (24,439)
      Accounts payable                                                            353,441          108,366
      Accrued and other liabilities                                              (106,513)        (388,401)
                                                                              -----------      -----------
      Net cash used by continuing operations                                     (390,543)      (1,456,354)
      Net cash used by discontinued operations                                     (5,541)          (3,375)
                                                                              -----------      -----------
      Net cash used by operating activities                                      (396,084)      (1,459,729)
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                     (300,298)        (608,950)
  Acquisitions                                                                                  (1,579,624)
  Proceeds from sale of property, plant and equipment                               7,800           19,197
                                                                              -----------      -----------
      Net cash used in investing activities                                      (292,498)      (2,169,377)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement                                           2,727,664
  Borrowings on notes payable to bank                                                            2,561,702
  Payments on notes payable to bank                                            (2,291,734)         (49,545)
  Exercise of stock options and warrants                                           68,866
  Employee stock purchase plan                                                                      88,629
  Repurchase of common stock                                                      (85,536)        (248,402)
  Preferred stock distribution                                                     (7,310)
  Payments on capital lease obligations                                            (1,158)         (22,384)
                                                                              -----------      -----------
      Net cash provided by financing activities                                   410,792        2,330,000
                                                                              -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (277,790)      (1,299,106)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    639,448        1,938,554
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   361,658      $   639,448
                                                                              ===========      ===========


See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NAME CHANGE - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. ("MTEK") (formerly known as Marcum Natural Gas Services, Inc.) and its subsidiaries, PowerSpring, Inc. ("PowerSpring"), TotalPlan, Inc. ("TotalPlan"), Southern Flow Companies, Inc. ("Southern Flow"), Metretek, Incorporated ("Metretek") (and its wholly-owned subsidiaries, Metretek Europe, Limited ("Metretek Europe"), and Sigma VI, Inc. ("Sigma VI")), Marcum Gas Transmission, Inc. ("MGT") (and its wholly-owned subsidiary Marcum Capital Resources, Inc. ("MCRI")), and Marcum Denver, Inc. (formerly Marcum Fuel Systems, Inc.), collectively referred to as the Company.

      MTEK was incorporated on April 5, 1991. The focus of its continuing business operations is in three areas relating to the natural gas industry: 1) the design, manufacture and distribution of automated energy consumption monitoring and recording systems, 2) natural gas measurement services, and 3) Internet based business to business energy information and services. Metretek designs, manufactures and sells automated systems to monitor and record natural gas consumption of commercial and industrial customers of natural gas utility companies. Southern Flow provides natural gas measurement services. PowerSpring provides Internet based business to business energy information and services. Each area of business operation is considered to be a reportable segment - see Note 9.

      In June 1999, the stockholders of the Company formally approved a change in name of the Company from Marcum Natural Gas Services, Inc. to Metretek Technologies, Inc.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MTEK and its subsidiaries after elimination of intercompany accounts and transactions.

      REVERSE STOCK SPLIT - On July 6, 1998, the Company effected a 1-for-4 reverse split of the Company's Common Stock. Accordingly, all historical amounts contained in the consolidated financial statements, including weighted average share and per share amounts in the consolidated statements of operations, as well as common stock and additional paid-in capital amounts in the consolidated balance sheets and consolidated statements of stockholders' equity, have been adjusted to reflect the reverse stock split on a retroactive basis. In addition, all historical common stock, common stock option, and common stock warrant amounts in the notes to the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

      REVENUE RECOGNITION - Equipment and supply sales are recognized when delivered, and natural gas measurement revenues are recognized as services are provided.

      STATEMENT OF CASH FLOWS - The Company considers all investments with a maturity of three months or less at time of purchase to be cash equivalents. Supplemental statement of cash flows information is as follows:

                                                          1999         1998

      Cash paid for interest                            $249,036     $106,691

      Cash paid for income taxes                        $ 24,596     $ 23,911

      Noncash financing and investing activities:
        Common stock and debt issued in acquisition     $            $2,600,000


      INVENTORIES - Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 31, 1999 and 1998 are summarized as follows:

                                                  1999            1998

      Raw materials and supplies               $1,274,424      $1,469,097
      Work in process                           1,878,522       1,868,144
      Finished goods and merchandise            1,002,483       1,074,859
                                               ----------      ----------

      Total                                    $4,155,429      $4,412,100
                                               ==========      ==========

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost and is generally depreciated on the straight-line basis over estimated useful lives ranging from 2 to 40 years. Property, plant and equipment includes items under capital lease with a net book value of $0 and $1,481 at December 31, 1999 and 1998, respectively.

      INTANGIBLE ASSETS - Southern Flow customer lists are being amortized over 20 years using the straight-line method. Goodwill and other intangibles are being amortized over periods ranging from 10 to 20 years. The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 1999 and 1998 are $283,618 and $420,165,
      respectively. Patents and license agreements are amortized on a straight-line basis over the lesser of their estimated economic lives or their legal term of existence, generally 10 to 17 years. When events and circumstances so indicate, the Company assesses the recoverability of goodwill and other intangible assets based on undiscounted cash flows. If an impairment is indicated, assets are written down to estimated fair value. No impairment losses have been recognized in either of the periods presented.

      ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 1999 and 1998 are summarized as follows:

                                                               1999           1998

      Payroll, employee benefits and related liabilities     $490,723     $  562,468
      Deferred revenue                                        159,300        119,445
      Sales, property and other taxes payable                  85,878        124,998
      Insurance premiums and reserves                         103,202         79,200
      Interest payable                                          5,160         30,000
      Preferred stock distribution                              7,310
      Other                                                   100,390        139,261
                                                             --------     ----------

      Total                                                  $951,963     $1,055,372
                                                             ========     ==========


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

      COMPREHENSIVE INCOME (LOSS) - The Company's other comprehensive income
      (loss) consists of foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

      INCOME (LOSS) PER SHARE - The Company's net loss from continuing operations, loss from discontinued operations and net loss, per share is based on the weighted average shares of common stock outstanding during the periods presented. The assumed conversion of stock options and warrants is excluded because their effect is antidilutive.

      STOCK BASED COMPENSATION - The Company utilizes the intrinsic value method to account for employee stock options as well as stock options issued to independent members of the board of directors. The Company utilizes the fair value method to account for employee stock based compensation under its 1998 Employee Stock Purchase Plan and for stock based compensation to non-employees.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company is currently evaluating the impact SFAS 133 will have on its financial statements, if any.

      COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE - In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which the Company adopted January 1, 1999. The adoption of SOP No. 98-1 did not have a material effect on the financial position or results of operations of the Company.

      RECLASSIFICATION - Certain 1998 amounts have been reclassified to conform to current year presentation.

2.    NEW BUSINESS VENTURE

      On September 13, 1999, the Company entered into a strategic relationship with Scient Corporation ("Scient") to assist the Company in designing and creating an Internet-based business to enable the Company to take its measurement information products, services, and data measurement technologies to the market of end-users of natural gas and electricity (the "Internet Project"). The Internet Project is being developed and will be operated through PowerSpring. Simultaneously, the Company entered into a joint venture agreement with Mercator Energy Incorporated ("Mercator") whereby Mercator provided consulting services (the "Mercator Consulting Agreement") to TotalPlan. TotalPlan was organized to develop and market the Company's proprietary turnkey data collection and software management system that enables commercial users of natural gas and electricity to monitor and better manage their energy purchases and consumption, which is designed to capitalize on a continuing trend toward deregulation within the industry.

      In order to finance the initial phase of its Internet Project, the Company, together with Metretek and Southern Flow, entered into an amendment (the "Loan Amendment") to the terms of its $5,000,000 credit facility with its commercial lender. The Loan Amendment amends certain covenants of the loan agreement, including the Company's minimum annual net income (or maximum annual net loss in 1999), minimum tangible net worth and minimum debt service coverage ratio.

      The Company anticipates that the costs of launching the Internet Project, which involves several phases, will require estimated expenditures of between approximately $6,000,000 and $8,000,000. The Company has the right to terminate the Internet Project on 30 days notice, with maximum additional expenditures of $100,000.

      In connection with the Internet Project, the Company issued to Scient a warrant (the "Scient Warrant") to purchase 125,000 shares of common stock of the Company. The Scient Warrant becomes exercisable in September 2000, at exercise prices split between $5.00 and $10.00 per share, and expires in September 2002. Scient has registration rights with respect to the common stock issuable upon the exercise of the Scient Warrant.

      Pursuant to the Mercator Consulting Agreement, Mercator provided broker-agent natural gas consulting services to TotalPlan for a fee of $7,500 per month. The term of the Mercator Consulting Agreement was six months, renewable by mutual consent for six additional months. In connection with the Mercator Consulting Agreement, the Company issued to Mercator an option to purchase up to 25% of the capital stock of TotalPlan for a purchase price equal to 25% of TotalPlan's cumulative net loss, which was exercisable only during the term of the Consulting Agreement. The Company also issued to Mercator a warrant (the "Mercator Warrant") to purchase 60,000 shares of common stock of the Company. The Mercator Warrant vests in three tranches from the date of issuance through March 2000, with exercise prices ranging between $4.50 and $5.50 per share, and expires in September 2002. Mercator has registration rights with respect to the common stock issuable upon the exercise of the Mercator Warrant. As discussed further in Note 10, the Company subsequently acquired Mercator and merged the operations of Mercator and TotalPlan into PowerSpring.

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

      Compensation expense for the fair value of the Scient, Mercator and Lender Warrants is being recognized over the period in which the services are being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $70,029 has been recognized in the consolidated statement of operations during the year ended December 31, 1999.

3.    ACQUISITIONS

      On May 4, 1998, the Company, through its wholly owned subsidiary, Metretek, purchased substantially all of the assets and business of American Meter Software Corporation (formerly known as Eagle Research Corporation) ("American Meter Software"), pertaining to electronic correctors and non-radio-frequency meter reading devices for the natural gas and electric utility industry. American Meter Software was a wholly owned subsidiary of American Meter Company ("American Meter"), which is ultimately controlled by Ruhrgas AG, a German corporation. American Meter Software subsequently merged into American Meter. The assets acquired by Metretek include certain inventory, equipment, trademarks and technology of American Meter Software and American Meter used in the design, manufacture and sales of electronic measurement process control and telemetry systems to utility companies in the natural gas and petroleum industries. In connection with the acquisition, Metretek assumed certain transitional employee costs and product warranty obligations of American Meter Software. The assets and business operations acquired have been relocated to Metretek's existing facility in Melbourne, Florida.

      In consideration for the purchase of the assets and business, the Company and Metretek paid and delivered to American Meter Software at the closing an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock of the Company valued at their fair value of $2,000,000, and a $600,000 convertible subordinated promissory note (the "American Meter Note"). Subsequent to closing, the purchase price was adjusted down by $85,000 to reflect a decrease in American Meter Software's inventory between December 31, 1997 and May 4, 1998, partially offset by transitional costs assumed by Metretek.

      The American Meter Note was convertible at any time at the option of American Meter Software, into 105,495 shares of Common Stock of the Company at the rate of approximately $5.69 of principal per share, which conversion option was exercised by American Meter on March 16, 2000. Prior to its conversion, the American Meter Note bore interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum and was due and payable May 4, 2002. The Company granted to American Meter Software the one-time option to cause the shares of Common Stock issued at the closing and issuable upon the conversion of the American Meter Note to be registered under the Securities Act of 1993, as amended, and applicable state securities laws, and has also granted American Meter Software certain piggy-back registration rights to include such shares in any registration statement filed by the Company, subject to customary underwriter cutbacks.

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

      The purchase prices of the foregoing acquisitions (including transaction costs) were allocated as follows:

                                               AMERICAN METER
                                                  SOFTWARE          QCMI
      Inventories                                $1,265,000
      Property, plant and equipment                 228,000       $ 75,000
      Goodwill and other intangibles              2,532,000         80,000
                                                 ----------       --------

                                                 $4,025,000       $155,000
                                                 ==========       ========


      The following summary unaudited pro forma results of operations for the years ended December 31, 1998 assumes that the American Meter Software and QCMI acquisitions occurred on January 1, 1998. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combinations been in effect on the date indicated, or which may result in the future.

                                                                                      1998

      Total revenues                                                             $ 21,272,000
      Income (loss) from continuing operations                                   $   (234,000)
      Income (loss) per share from continuing operations - assuming dilution     $      (0.07)

      As discussed in Note 10, on March 17, 2000, the Company acquired the assets of Mercator and merged the operations of Mercator and TotalPlan into PowerSpring.

4.    DISCONTINUED OPERATIONS

      During 1998, the Company decided to discontinue the operations of MGT, a directly owned subsidiary of the Company that was formed to acquire or finance the acquisition of natural gas assets through privately financed programs, and then to manage and maintain a small ownership interest in those programs. This decision was based on the declining prospects of the markets and in order to enable the Company to focus on its other operations. In December 1997, MGT sold one-third of its interests in two of the three programs it then managed, and in March 1998, MGT liquidated the third program. MGT does not intend to form or manage any new programs, although it will continue to manage the remaining two programs that operate natural gas related assets until MGT's interest in these programs are sold.

      Net assets of the discontinued operations at December 31, 1999 and 1998 consisted of the following:

                                                                         1999            1998

      Current assets                                                  $  23,816      $  72,311
      Other assets, net                                                 321,949        275,484
      Accounts payable, accrued expenses and other disposal costs        (7,310)       (28,402)
                                                                      ---------      ---------

      Net assets of discontinued operations                           $ 338,455      $ 319,393
                                                                      =========      =========

5.    DEBT

      The balance of notes payable at December 31, 1999 and 1998 consists of the following:

                                                  1999             1998

      Term loans                              $  600,000        $  600,000
      Lines of credit                            269,968         2,561,702
                                              ----------        ----------
                                                 869,968         3,161,702
      Less current maturities                         --                --
                                              ----------        ----------

      Long-term notes payable                 $  869,968        $3,161,702
                                              ==========        ==========


      On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to Southern Flow and Metretek, subject to limitations described below. The Loan Agreement provides for daily advances to Southern Flow and Metretek in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The Company makes monthly interest payments computed at prime plus 1% (9.5% at December 31, 1999) on outstanding balances of the Loans. The Loans mature on March 14, 2001. The Loans are secured by the tangible and intangible assets of the Company, Southern Flow, and Metretek, including equipment, inventories, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income (maximum loss), a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance or repurchase of securities (with certain exceptions) without the Lender's consent. Borrowings on the

      Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventories (up to a combined maximum of $1,500,000) of Southern Flow and Metretek.

      At December 31, 1999, the Company had a combined $3,587,864 Loan availability, of which $269,968 had been borrowed by Southern Flow and Metretek, leaving $3,317,896 in unused Loan availability. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans, lines of credit, and accrued interest with two commercial bank lenders in the aggregate amount of $468,993, including $279,021 of a term loan and accrued interest owed by the Company's discontinued MGT segment to a commercial bank lender.

      The balance of the term loan at December 31, 1999 and 1998 consists of the 7.5% American Meter convertible note incurred in connection with the acquisition discussed in Note 3.

6.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS - In 1993, a former employee filed an action in Denver District Court against DVCO Fuel Systems, Inc. ("DVCO"), a former subsidiary of Marcum Denver, and the Company, alleging that the Company conspired with certain third parties to defraud him and that the Company intentionally interfered with certain contracts in which he had an interest. The former employee is seeking damages in the amount of approximately $420,000 and punitive damages. The Company has denied the former employee's claims and has asserted counterclaims against the former employee, alleging that (i) he breached an agreement with the Company which included a legal release, (ii) he made intentional and/or negligent misrepresentations regarding his qualification and reputation in the compressed natural gas industry, (iii) he breached his fiduciary duty to the Company, and (iv) he disparaged the Company. On September 18, 1997, the former employee's action was dismissed as a result of the Court's grant of the motion by the Company and DVCO for summary judgment against the former employee's claims. On February 18, 1999, the Colorado Court of Appeals reversed the summary judgment decision and remanded the case for trial as to the conspiracy claim only. The action is currently scheduled for trial in the third quarter of 2000. The Company believes the allegations against it and DVCO are without merit and intends to defend the action vigorously. Although the outcome of this litigation is not determinable with certainty, in the opinion of the Company's management, this litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company

      Other than as set forth above, there are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company or any of its assets, other than litigation incidental and not material to its business.

      OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 1999 and 1998 totaled $1,155,305 and $1,119,290, respectively.

      Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

        YEAR ENDING DECEMBER 31:
       2000                                                     $  732,233
       2001                                                        627,259
       2002                                                        466,533
       2003                                                        450,876
       2004                                                        377,163
                                                                ----------

      Total                                                     $2,654,064
                                                                ==========


      EMPLOYEE BENEFIT PLANS - The Company has a defined contribution savings and investment plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant's eligible compensation. The Company's 401(k) Plan expense for the years ended December 31, 1999 and 1998 was $148,934 and $146,161, respectively.

      LICENSE AGREEMENT - Metretek has a commitment to pay in cash or restricted shares of common stock of the Company a 5% royalty on sales of certain royalty-bearing products of Metretek with a minimum annual royalty of $50,000 through the year 2002. In September 1998, the Company repurchased 18,181 shares of its common stock that had been issued to the licensor in prior years in order to satisfy certain obligations of Metretek under the license agreement. Royalty expense of $50,000 has been recognized in both 1999 and 1998 under the license agreement.

7.    INCOME TAXES

      No tax expense or benefit has been recognized during the years ended December 31, 1999 and 1998 because of net operating losses incurred and because a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 1999 and 1998.

      The components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are shown below:

                                                                   1999             1998
      Assets:
        Net operating loss carryforwards                       $ 7,914,000      $ 7,074,000
        Tax credit carryforwards                                   128,000          151,000
        Allowance for bad debts                                     38,000           40,000
        Other                                                      129,000            9,000
                                                               -----------      -----------
                                                                 8,209,000        7,274,000
                                                               -----------      -----------
      Liabilities:
        Excess of income tax depreciation and amortization
          over financial statement amounts                         460,000          650,000
        Other                                                       47,000           34,000
                                                               -----------      -----------
                                                                   507,000          684,000
                                                               -----------      -----------

      Net deferred tax asset                                     7,702,000        6,590,000
      Valuation allowance                                       (7,702,000)      (6,590,000)
                                                               -----------      -----------

      Total                                                    $         0      $         0
                                                               ===========      ===========

      At December 31, 1999, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $23,276,000 expiring in various amounts from 2000 to 2014. At December 31, 1999, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards aggregating approximately $128,000 expiring in various amounts from 2000 to 2008.

      As a result of its acquisition of Metretek in 1994, the Company acquired a remaining net operating loss carryforwards for tax purposes of $3,428,000 expiring between 2000 and 2002. As a result of the change in ownership upon acquisition, utilization of the carryforwards is limited to approximately $762,000 annually under Section 382 of the Internal Revenue Code.

      As a result of an acquisition in 1991, the Company acquired a remaining net operating loss carryforwards for tax purposes of approximately $873,000 ($231,000, net of current limitation). Such carryforwards expire in 2000 through 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. If the benefits related to the net operating loss carryforwards that were not recognized at the acquisition date are recognized in a subsequent period, they will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense.

8.    CAPITAL STOCK

      WARRANT DIVIDEND - On September 18, 1998, the Company distributed 886,442 common stock Purchase Warrants (the "Warrants") as a dividend to stockholders of the Company on the basis of one Warrant for each four shares of common stock outstanding on September 10, 1998, the record date for the Warrant dividend. Each Warrant is exercisable, for a five-year period, for one share of common stock at an exercise price of $4.00. The Warrants are subject to redemption by the Company, at $.01 per Warrant, in the event the Common Stock trades at or above $6.50 per share for 20 consecutive trading days. The registration statement and prospectus covering the common stock issuable upon exercise of the Warrants also covers the resale of up to 155,081 Warrants by a selling security holder.

      No accounting recognition was given to warrant dividend. A total of 412 Warrants have been exercised through December 31, 1999.

      STOCK COMPENSATION - In January 1998, the Company adopted a non-qualified, compensatory Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"), which allowed eligible employees to purchase shares of the Company's Common Stock through payroll deductions. Under the 1998 Stock Purchase Plan, employees purchased shares at a price equal to 100% of the lower of the beginning or ending fair market value of the shares during each one-month offering period. The Company matched the employees' purchase on a share-for-share basis. The maximum payroll deduction was 15% of an employee's eligible compensation. The Company reserved and registered a total of 50,000 shares of Common Stock for offer and issuance under the 1998 Stock Purchase Plan. The Company issued 47,244 shares under the 1998 Stock Purchase Plan, which has been discontinued. Stock compensation expense in the amount of $88,629 was recognized during the year ended December 31, 1998 representing the market value of the shares of common stock matched by the Company under the 1998 Stock Purchase Plan.

      STOCK INCENTIVE PLAN - In March 1998, the Board of Directors of the Company adopted the Metretek Technologies, Inc. 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan"), which was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Incentive Plan authorizes the Board of Directors to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for up to 250,000 shares of the Company's common stock. The 1998 Stock Incentive Plan replaced the Company's existing 1991 Stock Option Plan and the Company's Directors' Stock Option Plan (the "Prior Plans"), and no new awards will be made under the Prior Plans, although options outstanding under the Company's Prior Plans were not affected by the adoption of the 1998 Stock Incentive Plan. On February 3, 2000, the stockholders of the Company, at a special meeting, adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Incentive Plan to a total of 750,000 shares of common stock of the Company.

      STOCK REPURCHASE PLAN - In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company was authorized to purchase up to approximately 7% of its outstanding common stock in open market transactions, from time to time as management deems appropriate, based on the market price of the Company's stock. The Stock Repurchase Plan was discontinued on September 20, 1999. Under the Stock Repurchase Plan during 1998 and 1999, the Company repurchased 96,116 shares of its common stock at an average price of $2.22 per share. The repurchased shares have been retired.

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

      Options to purchase shares of common stock are summarized as follows:

                                 1998 STOCK        DIRECTORS STOCK          1991 STOCK
                              INCENTIVE PLAN         OPTION PLAN            OPTION PLAN         OTHER OPTIONS
                          --------------------- --------------------- ---------------------  -------------------
                                      WEIGHTED               WEIGHTED              WEIGHTED             WEIGHTED
                             NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER   AVERAGE
                               OF      OPTION        OF      OPTION        OF       OPTION       OF      OPTION
                              SHARES    PRICE      SHARES     PRICE      SHARES     PRICE      SHARES    PRICE
Outstanding at
  January 1, 1998              --                 105,000    $ 5.54      260,250   $ 5.30      38,758   $ 6.38
Granted                      53,606    $ 2.65     115,000      2.12      304,750     2.29       1,559     2.00
Forfeited                   (17,428)     3.52    (110,000)     5.50     (289,438)    5.28      (1,559)    6.36
Expired                                                                                       (37,200)    6.38
                            -------               -------               --------              -------

Outstanding at
  December 31, 1998          36,178      2.23     110,000      2.00      275,562     2.00       1,558     2.00

Granted                     168,732      3.76
Forfeited                    (2,000)     4.63                             (1,250)    2.00
Expired                                                                                        (1,468)    2.00
Exercised                   (10,951)     1.86     (17,500)     2.00       (5,812)    2.00         (90)    2.00
                            -------               -------               --------              -------

Outstanding at
  December 31, 1999         191,959    $ 3.57      92,500    $ 2.00     268,500    $ 2.00       --      $  --
                            =======               =======               =======               ======
Exercisable at
  December 31:
  1999                       88,929    $ 3.13      92,500    $ 2.00     251,985    $ 2.00       --      $  --
                            =======               =======               =======               ======

  1998                       36,178    $ 2.23     110,000    $ 2.00        --      $ --        1,558    $ 2.00
                            =======               =======               =======               ======

      On October 6, 1998, the Board of Directors approved the repricing of all outstanding stock options held by officers, directors and employees of the Company to an exercise price of $2.00 per share, the last sale price of the common stock as reported on the Nasdaq National Market on such date. No repriced officer or employee options (whether or not vested) were exercisable prior to October 6, 1999. The other terms of the outstanding stock options generally remained unchanged. The repriced options are reflected as forfeitures and new grants during the year ended December 31, 1998 in the summary above.

      The weighted average grant date fair values of options granted (including repriced options in 1998), during the years ended December 31, 1999 and 1998 were $1.60 and $.77 per option, respectively. During the year ended December 31, 1999, 141,000 of the grants were incentive stock options granted to employees and 27,732 of the grants were nonqualified stock options granted to nonemployee directors of the Company. During the year ended December 31, 1998, 325,059 of the grants (including repriced options) were incentive stock options granted to employees and 149,856 of the grants (including repriced options) were nonqualified stock options granted to nonemployee directors of the Company. The range of exercise price for options outstanding as of December 31, 1999 was $1.75 to $5.63. The weighted average remaining contractual life of all options outstanding at December 31, 1999 was approximately 6.9 years. If the fair value based method of accounting for stock options had been applied, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                         YEAR ENDED DECEMBER 31,
                                                                       1999                 1998

      Net loss - as reported                                      $  (3,676,042)       $    (339,316)
      Net loss - pro forma                                        $  (3,959,885)       $    (563,789)
      Loss per basic and diluted Common Share - as reported       $       (1.06)       $       (0.10)
      Loss per basic and diluted Common Share - pro forma         $       (1.14)       $       (0.17)


      The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1999 and 1998: stock price volatility at 43% and 40%, respectively; risk-free rate of return of 5.6% and 5%, respectively; dividend rate of $0.00 per year; and an expected term of 4 years for options granted to employees and 10 years for options granted to directors.

      STOCKHOLDER RIGHTS PLAN - On December 12, 1991, the stockholders of the Company approved the Stockholder Rights Plan ("Plan"). The Plan calls for the issuance of one preferred share purchase right ("Right") for each share of Common Stock held by stockholders of record on December 2, 1991. Each Right represents the right to purchase four one-hundredths of a share of Series C Preferred Stock of the Company at an initial exercise price of $25 per share. The Rights are exercisable through December 1, 2001, unless earlier redeemed by the Company. In the event that any person or group (with certain exceptions) acquires 15% or more of the Company's outstanding Common Stock, the Rights provide for the holder to acquire Common Stock of the Company, or acquiring company, at a 50% discount. The rights are redeemable by the Company at $.04 per Right.

      STOCK WARRANTS - On March 13, 1998, the Company issued 50,000 stock purchase warrants to a consultant for financial advisory services. At December 31, 1999, 12,500 of the warrants were vested and exercisable at $4.43 per share. The remaining 37,500 stock purchase warrants expired in 1999 without vesting.

      METRETEK STOCK WARRANTS - Metretek stock warrants were issued by Metretek in prior periods in connection with issues of common stock and debentures. Stock warrants were also issued by Metretek to certain stockholders as remuneration for loans provided to Metretek and to a venture capital company as remuneration for services rendered in connection with a new issue of special preference stock. At December 31, 1998, stock warrants outstanding allow the holders to purchase a total of 36,620 shares of Common Stock at prices ranging from $44.48 to $88.96 per share. The Metretek stock warrants are exercisable over periods expiring at various dates through 2004. No accounting recognition was given to the Metretek stock warrants, all of which were granted prior to guidance set forth in Emerging Issues Task Force Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

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

9.    SEGMENT AND RELATED INFORMATION

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

      The Company has three reportable business segments: automated energy data management; natural gas measurement services; and Internet-based energy information and services. The operations of the Company's automated energy data management segment are conducted by Metretek. Metretek's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek also provides energy data collection and management services and post-sale support services for its manufactured products. Historically, Metretek's products and services have been provided principally to natural gas local distribution companies ("LDCs"). Typically LDCs install Metretek products in conjunction with custody transfer meters on their larger customers for the purpose of meeting deregulation requirements.

      The operations of the Company's natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

      The operations of the Company's Internet-based energy information and services segment are conducted by PowerSpring. PowerSpring has incurred operating costs to date and does not expect to commence revenue generating operations until the second quarter of 2000.

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

                                                                                 INTERNET-BASED
                                              AUTOMATED         NATURAL GAS         ENERGY
                                             ENERGY DATA        MEASUREMENT       INFORMATION
                                              MANAGEMENT          SERVICES        AND SERVICES         OTHER             TOTAL

      1999
      Revenues                               $ 8,233,628        $ 11,112,143                       $     19,425       $ 19,365,196
      Segment profit (loss)                   (1,714,941)            976,561     $ (1,505,981)       (1,431,681)        (3,676,042)
      Total assets                             8,752,459          10,040,015           94,682           723,278         19,610,434
      Capital expenditures                       167,895              87,973                             44,430            300,298
      Depreciation and amortization              641,447             612,388                             15,000          1,268,835

      1998
      Revenues                               $ 8,774,395        $ 11,105,617     $                  $    42,098       $ 19,922,110
      Segment profit (loss)                      433,563             746,828                         (1,485,823)          (305,432)
      Total assets                            11,054,992          10,685,373                            645,918         22,386,283
      Capital expenditures                       416,025             189,739                              3,186            608,950
      Depreciation and amortization              497,922             601,911                              9,569          1,109,402


      The following table presents revenues by geographic area based on the location of the use of the product or service:

                                             1999                  1998

      United States                      $18,455,954           $18,294,312
      United Kingdom                         366,211               904,581
      Canada                                 466,030               596,777
      Australia                               44,062                74,601
      Argentina                               31,227                42,296
      Other                                    1,712                 9,543
                                         -----------           -----------

      Total                              $19,365,196           $19,922,110
                                         ===========           ===========


10.   SUBSEQUENT EVENTS

      On February 4, 2000, the Company completed a $14,000,000 private placement (the "Units Private Placement") of 7,000 ("Units"), including 1,450 Units the Company issued on December 9, 1999. Each Unit consisted of 200 shares of common stock, 1 share of Series B Preferred Stock and warrants ("Unit Warrants") to purchase 100 shares of common stock. In the Units Private Placement, the Company issued 1,400,000 shares of common stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of common stock. The Units Private Placement was approved and ratified by the stockholders of the Company at a special meeting held on February 3, 2000.

      Each share of Series B Preferred Stock is mandatorily redeemable on December 9, 2004 at a liquidation preference of $1,000 per share plus accrued and unpaid dividends, accrues dividends at 8% annually payable quarterly in arrears, and is convertible at any time after June 9, 2000 at the option of the holder into 168.5374 shares of common stock of the Company. In addition, the Company has the right to redeem the Series B Preferred Stock on or after December 9, 2000, if the Company's common stock is trading at 200% of the conversion price of the Series B Preferred Stock. The conversion rate of the

      Series B Preferred Stock may be subject to downward adjustment on December 9, 2000 if the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date is less than the conversion price then in effect, provided that the conversion price cannot be reduced by more than 50%. The Series B Preferred Stock is also subject to certain anti-dilution provisions.

      Each Unit Warrant entitles the holder to purchase one share of the Company's common stock at an initial exercise price of $6.7425 per share. The initial exercise price of the Unit Warrants may also be subject to downward adjustment on December 9, 2000 if the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date is less than the exercise price of the Unit Warrants then in effect.

      The proceeds from the sale of the Units, including the 1,450 Units issued on December 9, 1999, have been allocated to common stock, the Unit Warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in the Series B Preferred Stock issued on February 4, 2000 being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. This discount will be recorded as a distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of the Company's common stock from the date the Company offered to sell 5,550 Units to February 4, 2000, the date the Units were issued. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount of $859 per share related to the "in the money" conversion feature will also be recorded as a distribution between February 4 and June 9, 2000, the date the Series B Preferred Stock can first be converted into common stock of the Company.

      The primary purpose of the Units Private Placement was to raise capital to enable the Company to develop the Internet-based business of PowerSpring. A portion of the proceeds was also used to repay outstanding indebtedness, and the remaining proceeds will be used for general corporate and working capital purposes, including potentially providing the funds to finance an acquisition opportunity, if one were to arise.

      On March 17, 2000, the Company acquired Mercator Energy Incorporated ("Mercator") through a merger with a wholly-owned subsidiary of PowerSpring. Mercator is a Denver-based natural gas services and brokerage company that acts as an independent broker-agent for both producers and users. This acquisition will provide PowerSpring with Mercator's expertise in the area of energy procurement, which is an important element in the Company's Internet business strategy.

      In consideration for the acquisition of Mercator, the Company delivered to the sole shareholder of Mercator prior to the acquisition, $408,334 in cash, a $741,666 non-negotiable promissory note payable by PowerSpring over two years and secured by a general security interest in the assets of PowerSpring, and 2,500,000 shares of common stock of PowerSpring. Subsequent to the acquisition of Mercator, the Company owns 87.5% of the outstanding shares of PowerSpring common stock, and Mercator has become a wholly-owned subsidiary of PowerSpring. PowerSpring and Metretek entered into a stockholder's agreement with the former owner of Mercator that addresses certain rights related to PowerSpring common stock, including a right for the former owner of Mercator to put his shares of PowerSpring common stock back to PowerSpring at an appraised value over three years if PowerSpring has not completed an initial public offering or has not sold its business within two years.

      PowerSpring also entered into a two-year employment agreement with the former owner of Mercator which included an option to purchase 60,000 shares of common stock of the Company exercisable, at

      $17.88 per share, and an option to purchase 200,000 shares of PowerSpring common stock, exercisable at $.30 per share.

      In September 1999, the Company had entered into a consulting and joint venture agreement with Mercator, under which Mercator provided energy procurement consulting services to the Company. In connection with the acquisition of Mercator, the consulting and joint venture agreement and a related stock option agreement were terminated.

                                    * * * * *

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                  EXHIBIT LIST
                                  ------------


(2)      PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION:

         (2.1) Asset Purchase Agreement, dated as of March 23, 1998, by and among Eagle Research Corporation, American Meter Company, Metretek, Incorporated and Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 2.4 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1997.)

         (2.2) Agreement and Plan of Merger, dated as of March 16, 2000, by and between TotalPlan, Inc. and PowerSpring, Inc.

         (2.3) Agreement and Plan of Merger, dated as of March 17, 2000, by and among PowerSpring, Inc., MERC Acquisition Corp., Mercator Energy Incorporated and John A. Harpole.

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         (3.1) Second Restated Certificate of Incorporation, as amended, of Marcum Natural Gas Services, Inc. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form S-3, Registration No. 333-96369.)

         (3.2) Amended and Restated By-Laws of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 3.3 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

(4)      INSTRUMENT DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         (4.1) Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)

         (4.2) Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-3, Registration No. 333-60925.)

         (4.3) Form of Warrant Agency Agreement between Marcum Natural Gas Services, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-3, Registration No. 333-60925).

         (4.4) Form of Certificate representing warrants to purchase shares of Common Stock of Marcum Natural Gas Services, Inc. issued to former holders of warrants of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.2 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

         (4.5) Rights Agreement, dated as of December 2, 1991, between Marcum Natural Gas Services, Inc. and American Securities Transfer, Inc. (Incorporated by reference to Exhibit 10.6 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)

         (4.6) Amendment No. 1 to Rights Agreement, dated as of March 23, 1998, between Marcum Natural Gas Services, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 2 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 1 filed April 3, 1998.)

         (4.7) Amendment No. 2 to Rights Agreement, dated as of December 9, 1999, between Metretek Technology, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 1 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 4 filed December 23, 1999.)

         (4.8) Form of Registration Rights Agreement among Marcum Natural Gas Services, Inc. and the former warrant holders of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

         (4.9) Securities Purchase Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and certain purchases of securities of Metretek Technologies, Inc. (collectively, the "Unit Purchasers"). (Incorporated by reference to Exhibit
                  4.1 to Metretek's Current Report on Form 8-K filed December 22, 1999).

         (4.10) Form of Common Stock Purchase Warrant issued by Metretek Technology, Inc. to the Unit Purchasers. (Incorporated by reference to Exhibit 4.3 to Metretek's Current Report on Form 8-K filed December 22, 1999).

         (4.11) Registration Rights Agreement, dated December 9, 1999, by and among Metretek Technologies, Inc. and the Unit Purchasers. (Incorporated by reference to Exhibit 4.4 to Metretek's Current Report on Form 8-K filed December 22, 1999).

(10)    MATERIAL CONTRACTS:

         (10.1) Marcum Natural Gas Services, Inc. 1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

         (10.2) Marcum Natural Gas Services, Inc. Directors' Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

         (10.3) Employment Agreement, dated as of June 11, 1991, by and between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

         (10.4) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

         (10.5) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Marcum Natural Gas Services, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.5 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

         (10.6) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and W. Phillip Marcum.*

         (10.7) Employment Agreement, dated as of June 11, 1991, by and between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

         (10.8) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

         (10.9) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Marcum Natural Gas Services, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.8 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

         (10.10) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.*

         (10.11) Loan and Security Agreement, dated April 14, 1998, by and between National Bank of Canada, Marcum Natural Gas Services, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.)

         (10.12) Amendment No. 1 to Loan and Security Agreement, dated as of November 10, 1998, by and among National Bank of Canada, Marcum Natural Gas Services, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to
                  Exhibit 10.12 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998).

         (10.13) Second Amendment to Loan and Security Agreement and Loan Documents, dated as of September 13, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 14, 1999).

         (10.14) Third Amendment to Loan and Security Agreement and Loan Documents, dated as of December 9, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed December 22, 1999).

         (10.15) Marcum Natural Gas Services, Inc. 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to Metretek's Registration Statement on Form S-8, Registration No. 333-43547.)*

         (10.16) Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of February 3, 2000 (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed on February 22, 2000).*

         (10.17) Employment Agreement, dated as of March 17, 2000, between PowerSpring, Inc. and John A. Harpole.

         (10.18) Stockholders Agreement, dated as of March 17, 2000, among Metretek Technologies, Inc., PowerSpring, Inc. and John A. Harpole.

         (10.19) Promissory Note, dated March 17, 2000, made by PowerSpring, Inc. to John A. Harpole.

         (10.20) Security Agreement, dated March 17, 2000, between PowerSpring, Inc. and John A. Harpole.

         (10.21) Form of Indemnification Agreement between Metretek Technologies, Inc. and each of its directors.

(21)     SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

         (21.1)   Subsidiaries of Metretek Technologies, Inc.

(23)     CONSENTS OF EXPERTS AND COUNSEL:

         (23.1)   Deloitte & Touche LLP

(24)     POWER OF ATTORNEY:

         (24.1) Power of Attorney of the executive officers and directors of Metretek Technologies, Inc. (Included on signature page.)

(27)     FINANCIAL DATA SCHEDULE

         (27.1)   Financial Data Schedule

----------
         *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.