Form 10QSB
period 2000-03-31
METRETEK TECHNOLOGIES INC
filed 2000-05-15
CIK 882154

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to
                                              ------------    -----------

                         Commission File Number 0-19793

                           METRETEK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                              84-1169358
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     1675 Broadway, Suite 2150
          Denver, Colorado                                          80202
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

         As of April 28, 2000 there were 5,164,723 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                               Yes              No X
                                  ---             ---

--------------------------------------------------------------------------------

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                        3

         Unaudited Consolidated Statements of Operations -
                  For the Three Months Ended March 31, 2000 and
                  March 31, 1999                                              5

         Unaudited Consolidated Statements of Cash Flows -
                  For the Three Months Ended March 31, 2000 and
                  March 31, 1999                                              6

         Notes to Unaudited Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           23

Item 4.  Submission of Matters to a Vote of Security Holders                 23

Item 6.  Exhibits and Reports on Form 8-K                                    23
Signatures                                                                   24

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     MARCH 31,      DECEMBER 31,
                                                                       2000            1999
                                                                    -----------     -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $ 8,494,114     $   361,658
     Trade receivables, less allowance for doubtful accounts
         of $114,105 and $125,573, respectively                       3,589,615       3,802,818
     Other receivables                                                    6,860           2,818
     Inventories                                                      4,205,573       4,155,429
     Net assets of discontinued operations                              962,571         338,455
     Prepaid expenses and other current assets                          365,624         435,734
                                                                    -----------     -----------

         Total current assets                                        17,624,357       9,096,912
                                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Equipment                                                        2,769,981       2,453,492
     Vehicles                                                            52,277          52,277
     Furniture and fixtures                                             523,772         508,490
     Land, building and improvements                                    720,383         718,604
                                                                    -----------     -----------
         Total                                                        4,066,413       3,732,863
     Less accumulated depreciation                                    2,285,601       2,179,015
                                                                    -----------     -----------

         Property, plant and equipment, net                           1,780,812       1,553,848
                                                                    -----------     -----------

OTHER ASSETS:
     Customer lists (net of accumulated amortization
       of $3,067,250 and $2,955,939, respectively)                    5,825,637       5,936,948
     Goodwill and other intangibles (net of accumulated
       amortization of $1,157,763 and $1,048,676, respectively)       4,674,727       2,842,036
     Other assets                                                       180,930         180,690
                                                                    -----------     -----------

         Total other assets                                          10,681,294       8,959,674
                                                                    -----------     -----------




TOTAL                                                               $30,086,463     $19,610,434
                                                                    ===========     ===========

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                        2000              1999
                                                                                    ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                               $  2,208,583      $    658,900
     Accrued and other liabilities                                                     2,385,400         1,365,240
     Current portion of notes payable                                                    449,859                --
                                                                                    ------------      ------------

         Total current liabilities                                                     5,043,842         2,024,140
                                                                                    ------------      ------------

LONG-TERM NOTES PAYABLE                                                                  933,333           869,968
                                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                                 --                --

MINORITY INTEREST IN SUBSIDIARY                                                          761,342                --
                                                                                    ------------      ------------

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; AUTHORIZED, 1,000,000 SHARES;
  7,000 AND 1,450 ISSUED AND OUTSTANDING
  RESPECTIVELY; REDEMPTION VALUE $1,000
  PER SHARE                                                                            3,971,019         1,457,310
                                                                                    ------------      ------------

STOCKHOLDERS' EQUITY:
     Redeemable preferred stock - Series A, $.01 par value; authorized,
         1,000,000 shares; none issued and outstanding
     Redeemable preferred stock - Series C, $.01 par value; authorized, 500,000 shares; none issued and outstanding
     Common stock, $.01 par value; authorized, 25,000,000 shares;
         issued and outstanding, 5,006,039 and 3,784,045
         shares, respectively                                                             50,060            37,840
     Additional paid-in capital                                                       48,790,329        40,434,688
     Accumulated other comprehensive loss                                                 (5,926)           (4,098)
     Accumulated deficit                                                             (29,457,536)      (25,209,414)
                                                                                    ------------      ------------

         Total stockholders' equity                                                   19,376,927        15,259,016
                                                                                    ------------      ------------



TOTAL                                                                               $ 30,086,463      $ 19,610,434
                                                                                    ============      ============

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
REVENUES:
     Natural gas measurement sales and services     $ 4,608,585      $ 4,954,670
     Other                                               33,814           10,857
                                                    -----------      -----------
         Total revenues                               4,642,399        4,965,527
                                                    -----------      -----------

COSTS AND EXPENSES:
     Cost of measurement sales and services           3,480,977        3,660,723
     General and administrative                       1,251,369          866,764
     Selling, marketing and service                     513,237          470,843
     Depreciation and amortization                      315,481          318,838
     Research and development                         3,379,726          274,643
     Interest, finance charges and other                 45,532           76,756
                                                    -----------      -----------
         Total costs and expenses                     8,986,322        5,668,567
                                                    -----------      -----------

LOSS FROM OPERATIONS BEFORE MINORITY
     INTEREST AND TAXES                              (4,343,923)        (703,040)

MINORITY INTEREST IN NET LOSS                            95,801               --

INCOME TAXES                                                 --               --
                                                    -----------      -----------

NET LOSS                                             (4,248,122)        (703,040)
                                                    -----------      -----------

PREFERRED STOCK DEEMED DISTRIBUTION                  (2,513,709)              --
                                                    -----------      -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $(6,761,831)     $  (703,040)
                                                    ===========      ===========

NET LOSS PER COMMON SHARE:
     Basic                                          $     (1.49)     $     (0.20)
                                                    ===========      ===========
     Diluted                                              (1.49)           (0.20)
                                                    ===========      ===========

WEIGHTED AVERAGE BASIC AND DILUTED
  COMMON SHARES OUTSTANDING                           4,539,229        3,475,496
                                                    ===========      ===========

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   2000            1999
                                                                                -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(4,248,122)     $(703,040)
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by continuing operations:
         Depreciation and amortization                                              315,481        318,838
         Stock based compensation expense                                            50,808             --
         Loss (gain) on disposal of property, plant and equipment                      (150)         2,613
     Changes in other assets and liabilities, net of effect of acquisition:
         Trade receivables                                                          316,382        715,343
         Inventories                                                                (50,144)        44,952
         Other current assets                                                        15,260        129,408
         Other noncurrent assets                                                     (1,423)        (8,075)
         Accounts payable                                                         1,525,528       (370,315)
         Accrued and other liabilities                                            1,019,643        (10,479)
                                                                                -----------      ---------
         Net cash (used) provided by continuing operations                       (1,056,737)       119,245
     Net cash (used) provided by discontinued operations                           (624,356)         1,342
                                                                                -----------      ---------
         Net cash (used) provided by operating activities                        (1,681,093)       120,587
                                                                                -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition                                                                   (408,334)            --
     Additions to property, plant and equipment                                    (327,975)       (42,477)
     Proceeds from sale of property, plant and equipment                                150          5,600
                                                                                -----------      ---------
         Net cash used by investing activities                                     (736,159)       (36,877)
                                                                                -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement                                         10,583,696             --
     Payments on notes payable to bank                                             (228,442)      (334,064)
     Exercise of stock options and warrants                                         297,454             --
     Preferred stock distribution                                                  (103,000)            --
     Repurchase of common stock                                                          --        (34,403)
     Payments on capital lease obligations                                               --           (200)
                                                                                -----------      ---------
         Net cash provided (used) by financing activities                        10,549,708       (368,667)
                                                                                -----------      ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                             8,132,456       (284,957)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    361,658        639,448
                                                                                -----------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 8,494,114      $ 354,491
                                                                                ===========      =========

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of March 31, 2000 and December 31, 1999 and
            For the Three Month Periods Ended March 31, 2000 and 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Metretek, Incorporated ("Metretek"), Southern Flow Companies, Inc. ("Southern Flow") and PowerSpring, Inc. ("PowerSpring"), and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         Minority interest amounts included in the consolidated financial statements represents an outside shareholder's 12.5% ownership interest in PowerSpring. In addition, certain 1999 amounts have been reclassified to conform to current year presentation.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 2000 and the consolidated results of their operations and cash flows for the three and twelve month periods ended March 31, 2000 and December 31, 1999.

2.       COMPREHENSIVE LOSS

         The Company's comprehensive loss for the three months ended March 31, 2000 and 1999 was $4,345,751 and $713,795, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

3.       PRIVATE PLACEMENT

         On February 4, 2000, the Company completed a $14,000,000 private placement (the "Units Private Placement") of 7,000 "Units", including 1,450 Units the Company issued on December 9, 1999. Each Unit consisted of 200 shares of common stock, 1 share of Series B Preferred Stock and warrants ("Unit Warrants") to purchase 100 shares of common stock. In the Units Private Placement, the Company issued 1,400,000 shares of common stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of common stock. The Units Private Placement was approved and ratified by the stockholders of the Company at a special meeting held on February 3, 2000.

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

         Each Unit Warrant entitles the holder to purchase one share of the Company's commons stock at an initial exercise price of $6.7425 per share. The initial exercise price of the Unit Warrants may also be subject to downward adjustment on December 9, 2000 if the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date is less than the exercise price of the Unit Warrants then in effect.

         The proceeds from the sale of the Units, including the 1,450 Units issued on December 9, 1999, have been allocated to common stock, the Unit Warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in the Series B Preferred Stock issued on February 4, 2000 being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. This discount will be recorded as a deemed distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of the Company's common stock from the date the Company offered to sell 5,550 Units to February 4, 2000, the date the Units were issued. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount of $859 per share related to the "in the money" conversion feature will also be recorded as a deemed distribution between February 4 and June 9, 2000, the date the Series B Preferred Stock can first be converted into common stock of the Company. The balance of the unamortized discounts at March 31, 2000 and December 31, 1999 was $3,139,291 and $0, respectively.

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

4.   ACQUISITION

         On March 17, 2000, the Company acquired Mercator Energy Incorporated ("Mercator") through a merger with a wholly owned subsidiary of PowerSpring. Mercator is a Denver-based natural gas services and brokerage company that acts as an independent broker-agent for both producers and users. This acquisition will provide PowerSpring with Mercator's expertise in the area of energy procurement, which is an important element in the Company's Internet business strategy.

         In consideration for the acquisition of Mercator, the Company delivered to the sole shareholder of Mercator prior to the acquisition, $408,334 in cash, a $741,666 non-negotiable promissory note payable by PowerSpring over two years and secured by a general security interest in the assets of PowerSpring, and 2,500,000 shares of common stock of PowerSpring. Subsequent to the acquisition of Mercator, the Company owns 87.5% of the outstanding shares of PowerSpring common stock, and Mercator has become a wholly owned subsidiary of PowerSpring. PowerSpring and Metretek entered into a stockholder's agreement with the former owner of Mercator that addresses certain rights related to PowerSpring common stock, including a right for the former owner of Mercator to put his shares of PowerSpring common stock back to PowerSpring at an appraised value over three years if PowerSpring has not completed an initial public offering or has not sold its business within two years.

         The acquisition was accounted for as a purchase with the operating results of Mercator included in the consolidated statements of operation from the date of acquisition. The purchase price of the Mercator acquisition, subject to future minor adjustment, was allocated as follows:

         Accounts receivable                                 $   101,000
         Property, plant and equipment                            14,000
         Goodwill                                              1,915,000
         Accounts payable and accrued expenses                   (23,000)
                                                              ----------
                                                              $2,007,000
                                                              ==========


         Pro forma results of operations for the three months ended March 31, 2000 and 1999 assuming the acquisition had occurred on January 1, 2000 and 1999 have not been included herein as the effects of the acquisition were not material to the Company's results of operations.

         PowerSpring also entered into a two-year employment agreement with the former owner of Mercator which included an option to purchase 60,000 shares of common stock of the Company, exercisable at $17.88 per share, and an option to purchase 200,000 shares of PowerSpring common stock, exercisable at $.30 per share.

         In September 1999, the Company had entered into a consulting and joint venture agreement with Mercator, under which Mercator provided energy procurement consulting services to the Company. In connection with the acquisition of Mercator, the consulting and joint venture agreement and a related stock option agreement were terminated.

5.       SEGMENT INFORMATION

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

         The operations of the Company's Internet-based energy information and services segment are conducted by PowerSpring. PowerSpring has incurred operating costs through March 31, 2000. PowerSpring commenced limited revenue generating operations in the second quarter of 2000 subsequent to the acquisition described in Note 4.

         The Company evaluates the performance of its operating segments based on income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit or loss, income and expense not allocated to reportable segments. All amounts shown are prior to the deduction of minority interest in PowerSpring.


                                                      INTERNET-BASED
                          AUTOMATED      NATURAL GAS       ENERGY
                         ENERGY DATA     MEASUREMENT    INFORMATION
                          MANAGEMENT       SERVICES     AND SERVICES       OTHER           TOTAL
MARCH 31, 2000

Revenues                  $1,920,941     $ 2,687,644   $        --      $   33,814      $ 4,642,399
Segment profit (loss)       (527,461)        213,402    (3,432,085)       (597,779)      (4,343,923)
Total assets               8,650,716       9,868,726     4,577,757       6,989,264       30,086,463

MARCH 31. 1999

Revenues                  $1,897,534     $ 3,057,136   $        --      $   10,857      $ 4,965,527
Segment profit (loss)       (533,736)        261,376            --        (430,680)        (703,040)
Total assets               9,693,044      10,718,552            --         511,432       20,923,028

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis of our results of operations for the three month periods ended March 31, 2000 and 1999 and of our consolidated financial condition as of March 31, 2000 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

         The following table sets forth information related to our current primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented. All amounts shown are prior to the deduction of minority interest in PowerSpring.

                                                       Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                       2000              1999
                                                     -------            ------
                                                    (dollar amounts in thousands)
REVENUES:
       Southern Flow                                 $ 2,687            $3,057
       Metretek                                        1,921             1,898
       PowerSpring                                        --                --
       Other                                              34                11
                                                     -------            ------
       Total                                         $ 4,642            $4,966
                                                     =======            ======
GROSS PROFIT:
       Southern Flow                                 $   678            $  684
       Metretek                                          473               610
       PowerSpring                                       (23)               --
                                                     -------            ------
       Total                                         $ 1,128            $1,294
                                                     =======            ======
SEGMENT PROFIT (LOSS):
       Southern Flow                                 $   213            $  261
       Metretek                                         (527)             (534)
       PowerSpring                                    (3,432)               --
       Other                                            (598)             (430)
                                                     -------            ------
       Total                                         $(4,344)           $ (703)
                                                     =======            ======

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         We current have three reportable business segments: automated energy data management; natural gas measurement services; and Internet-based energy information and services. The operations of our automated energy data management segment are conducted by Metretek. Metretek's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek also provides energy data collection and management services and post-sale support services for its manufactured products.

         The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

         The operations of our Internet-based energy information and services segment are conducted by PowerSpring. PowerSpring has incurred operating costs through March 31, 2000. PowerSpring commenced limited revenue generating operations in the second quarter of 2000, subsequent to the acquisition of Mercator.

         We evaluate the performance of our operating segments based on income
(loss) before taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues. Our consolidated revenues for the three months ended March 31, 2000 decreased $323,128, or 7%, compared to the same period in 1999, due to a decrease in revenues by Southern Flow. Southern Flow's revenues decreased $369,492, or 12%, for the three months ended March 31, 2000, compared to the same period in 1999. Metretek's revenues for the three months ended March 31, 2000 increased $23,407, or 1%, compared to the same period in 1999, consisting of an increase in domestic sales of $49,607, offset in part by a decrease in international sales of $26,200. The increase in Metretek's domestic sales was primarily the result of an increase in circuit board assembly sales. The decrease in international sales is attributable to a decrease in sales of Metretek's remote data collection products and systems in the United Kingdom. A comparison of Metretek's current domestic and international product mix is as follows:

                                            Three Months Ended March 31,
                                            ---------------------------
                                             2000                  1999
                                             ----                  ----
                                            (dollar amounts in thousands)

Remote data collection
    products and systems                   $1,016   53%     $1,127     59%
Electronic corrector products                 399   21%        673     36%
Circuit board assembly sales                  506   26%         98      5%
                                           ------           ------

Total                                      $1,921           $1,898
                                           ======           ======

         Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the three months ended March 31, 2000 decreased $179,746, or 5%, compared to the same period in 1999. Southern Flow's cost of sales and services for the three months ended March 31, 2000 decreased $363,990, or 15%, compared to the same period in 1999. Southern Flow's gross profit margin after costs of sales and services for the three months ended March 31, 2000 increased from 22.4% to 25.2% compared to the same period in 1999, which is within the range of normal fluctuations. Metretek's cost of sales and services for the three months ended March 31, 2000 increased $161,177, or 13%, compared to the same period in 1999. This increase was due primarily to higher personnel and related overhead costs associated with circuit board assembly sales. As a result, although Metretek's revenues for the three months ended March 31, 2000 increased approximately 1% compared to the same period in 1999, Metretek's overall gross profit margin decreased from 32.2% to 24.6% compared to the same period in 1999.

         General and administrative expenses include personnel and related overhead costs for support and administrative functions. General and administrative expenses for the three months ended March 31, 2000 increased $384,605, or 44%, compared to the same period in 1999, due principally to the net effect of the following factors: (i) an increase in expenses of Southern Flow of approximately $44,000 primarily attributable to increased personnel costs; (ii) a decrease in expenses of Metretek of approximately $11,000; and
(iii) increases in general and corporate expenses of approximately $352,000 due to increased professional services, personnel, travel costs and related overhead costs incurred as a result of PowerSpring for which there were no comparable costs during the same period in 1999.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the three months ended March 31, 2000 increased $42,394, or 9%, compared to the same period in 1999. The increase relates to sales and marketing personnel and related overhead costs incurred by PowerSpring for which there were no comparable costs during the same period in 1999.

         Depreciation and amortization expenses include the depreciation and amortization of real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the three months ended March 31, 2000 decreased $3,357, or 1%, compared to the same period in 1999.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the three months ended March 31, 2000 increased $3,105,083, or 1,131%, compared to the same period in 1999. The increase is due primarily to PowerSpring development expenditures of approximately $3,150,000 for which there were no comparable costs in 1999.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the three months ended March 31, 2000 decreased $31,224, or 41%, compared to the same period in 1999. The decrease reflects reduced borrowings in 2000 compared to the same period in 1999 as we utilized private placement proceeds to limit borrowings on our credit facility.

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

         Based upon the discussion and analysis in this item, we believe that our future revenues, expenses and results of operations are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance.

FINANCIAL CONDITION AND LIQUIDITY

         We require capital principally for (1) the financing of inventory and accounts receivable, (2) research and development expenses, including the development of PowerSpring, (3) capital expenditures for property and equipment and software development, and (4) the funding of possible future acquisitions.

         Net cash used by operating activities was approximately $1,681,000 for the three months ended March 31, 2000, which was the net result of the following: (1) approximately $3,882,000 of cash used to fund continuing operations, before changes in assets and liabilities; (2) approximately $2,825,000 of cash provided by changes in working capital and other asset and liability accounts; and (3) approximately $624,000 of cash used by discontinued operations.

         We plan to continue and expand our research and development efforts to enhance our existing products and services, and to develop new products, especially in the business of PowerSpring. We anticipate that our research and development costs in 2000 will be approximately $8,400,000 of which $1,200,000 will relate to Metretek's business and $7,200,000 is expected to be incurred in connection with further developing PowerSpring. Research and development expenses in the amount of $3,380,000 were incurred in the three months ended March 31, 2000.

         We anticipate capital expenditures in 2000 of approximately $8,100,000, primarily for computer software and hardware production and laboratory equipment. Capital expenditures for the three months ended March 31, 2000 totaled $328,000.

         On February 4, 2000, we completed the $14,000,000 Units Private Placement by issuing 7,000 Units, including 1,450 Units we issued on December 9, 1999. Each Unit consisted of 200 shares of Common Stock, 1 share of Series B Preferred Stock and Unit Warrants to purchase 100 shares of Common Stock. In the Units Private Placement, we issued 1,400,000 shares of Common Stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of Common Stock. The Units Private Placement was approved and ratified by our stockholders at a special meeting of stockholders held on February 3, 2000. The Units were issued to institutional investors and other "accredited investors" (as defined in Regulation D under the Securities Act). The primary purpose of the Units Private Placement was to raise capital to enable us to develop the Internet-based business of PowerSpring. A portion of the proceeds was also used to repay outstanding indebtedness, and the remaining proceeds will be used for general corporate and working capital purposes, including potentially providing the funds to finance an acquisition opportunity, if one were to arise.

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

         On April 14, 1998, we entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. We make monthly interest payments computed at prime plus 1% (9.5% at March 31, 2000) on outstanding balances of the Loans. The Loans mature on March 14, 2001.

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

         Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek. At March 31, 2000, we had a combined $3,373,431 Loan availability, of which $41,526 had been borrowed by Southern Flow and Metretek Florida, leaving $3,331,905 in unused Loan availability.

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

         We estimate that this initial development phase and launch of PowerSpring will require aggregate expenditures of approximately $9.0 million, consisting of consulting fees and expenses payable to Scient and costs of acquiring the requisite technology, including hardware and software, as well as research and development costs. Through March 31, 2000, these costs were approximately $4.6 million.

         Compensation expense for the fair value of the Scient, Mercator and Lender warrants is being recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," over the period in which the services are being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $50,808 has been recognized in the consolidated statement of operations during the three months ended March 31, 2000.

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

         In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. We were required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material effect on our financial position or results of operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains, under this item, as well as other parts of this Form 10-QSB, forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are not historical facts. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan", "intend" and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, beliefs and expectations with respect to the following:

         - our future prospects, including our revenues, income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

         - the sufficiency of funds from operations and available borrowings to meet our future working capital and capital expenditure needs;

         - our ability to successfully develop, implement and operate PowerSpring, including to design, develop and sell our products and services over the Internet and achieve our Internet-based business objectives;

         -        our ability to finance PowerSpring;

         -        our business trends and strategies;

         - our products and services, market position, market share, business and growth strategies, and strategic relationships; and

         - industry trends, competitive conditions and market conditions, segments and trend.

         The forward-looking statements are based on the current plans, intentions, beliefs and expectations of management as well as assumptions made by and information currently available to management. The readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

         -        our ability to successfully develop and implement PowerSpring;

         - the emergence and growth of a viable market for online energy information and services;

         -        the success of our acquisition of Mercator;

         - changes in the energy industry in general and the natural gas and electricity industry in particular;

         - our ability to successfully implement, and the market's acceptance of, our "TotalEnergyPlan(TM)" offerings;

         - our ability to raise sufficient funds to finance PowerSpring and our other capital requirements on terms satisfactory to us, and the willingness of the Lender and any other persons who consent is required to consent to the terms of such financing arrangements;

         -        our history of losses and uncertainty of future profitability;

         - our lack of operating history in its new energy information and services businesses and the unproven business models in those businesses;

         - the willingness of energy users to accept the Internet as a medium for energy commerce;

         - the development and maintenance of the Internet infrastructure, and the security and confidentiality of transactions on the Internet;

         -        our ability to manage the anticipated growth of PowerSpring;

         - the capital resources, technological requirements, and internal business plans of the natural gas and electricity utilities industry;

         - restrictions on our capital raising ability imposed by the terms of our current credit facility and the Series B Preferred Stock;

         - dividends on the Series B Preferred Stock increasing our future net loss available to common shareholders and net loss per share;

         - technological and market changes within the natural gas and electricity industries;

         - the complexity, uncertainty and time constraints associated with the development and market acceptance of new product and service designs and technologies;

         -        general economic and business conditions;

         - our ability to successfully integrate and utilize any product lines and business acquired in future acquisitions, including the risks that revenues from the acquired business could be lower than expected and that related costs could be higher than expected;

         - the impact and timing of the deregulation of the various energy markets;

         - utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates;

         -        fluctuations in our quarterly operating results;

         - effects of a change in product mix on our expected gross margins and net income;

         -        risks inherent in international operations;

         - risks associated with our management of private energy programs;

         -        the receipt and timing of future customer orders;

         - the effects of competition in our market including the introduction of competitor products, services and technologies;

         - unexpected events affecting our ability to obtain funds from operations, debt or equity to finance operations, pay interest and other obligations, and fund needed capital expenditures and other investments;

         - our ability to protect our proprietary information and technology;

         - the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas and electricity industries particular; and

         - other risks and uncertainties that are discussed in this report or that are discussed from time to time in our other reports and filings with the SEC.


         We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statements for any reason, whether as the result of new information, further events or otherwise.

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Information regarding sales of unregistered securities during the period covered by this report were previously reported in Item 5 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information regarding a special meeting of the stockholders of the Company held on February 3, 2000 was previously reported in Item 4 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27.1 Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         During the quarter ended March 31, 2000, the Company filed the following Current Report on Form 8-K with the Securities and Exchange
Commission:


  Filing Date                   Item No.                     Description
  -----------                   --------                     -----------

February 4, 2000                1, 5, 7                 Closing of $14
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



                                       METRETEK TECHNOLOGIES, INC.



Date:  May 15, 2000                    By:  /s/ W. Phillip Marcum
       ------------                        -------------------------------------
                                           W. Phillip Marcum
                                           President and Chief Executive Officer




Date:  May 15, 2000                    By:  /s/ A. Bradley Gabbard
       --------------                      -------------------------------------
                                           A. Bradley Gabbard
                                           Executive Vice President
                                           and Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number
------

     27.1   Financial Data Schedule