Form 10QSB
period 2000-06-30
METRETEK TECHNOLOGIES INC
filed 2000-08-14
CIK 882154

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

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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

                                Yes [X]            No [ ]

     As of July 31, 2000 there were 5,198,675 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format

                                Yes [ ]            No [X]
--------------------------------------------------------------------------------

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                          Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999                        3

         Unaudited Consolidated Statements of Operations -
                  For the Three Months Ended June 30, 2000 and
                           June 30, 1999
                  For the Six Months Ended June 30, 2000 and
                           June 30, 1999                                     5

         Unaudited Consolidated Statements of Cash Flows -
                  For the Six Months Ended June 30, 2000 and
                           June 30, 1999                                     6

         Notes to Unaudited Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          24

Item 4.  Submission of Matters to a Vote of Security Holders                25

Item 6.  Exhibits and Reports on Form 8-K                                   25

Signatures                                                                  26

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


                                                                            June 30,               December 31,
                                                                              2000                    1999
                                                                          ------------           ---------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $  3,568,505            $    361,658
     Trade receivables, less allowance for doubtful accounts
         of $107,126 and $125,573, respectively                              3,728,793               3,802,818
     Other receivables                                                               -                   2,818
     Inventories                                                             4,239,539               4,155,429
     Net assets of discontinued operations                                     690,918                 338,455
     Prepaid expenses and other current assets                                 322,424                 435,734
                                                                          ------------            ------------
         Total current assets                                               12,550,179               9,096,912
                                                                          ------------            ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Equipment                                                               3,729,793               2,453,492
     Vehicles                                                                   46,630                  52,277
     Furniture and fixtures                                                    564,115                 508,490
     Land, building and improvements                                           816,760                 718,604
                                                                          ------------            ------------
         Total                                                               5,157,298               3,732,863
     Less accumulated depreciation                                           2,374,019               2,179,015
                                                                          ------------            ------------

         Property, plant and equipment, net                                  2,783,279               1,553,848
                                                                          ------------            ------------

OTHER ASSETS:
     Customer lists (net of accumulated amortization
       of $3,178,561 and $2,955,939, respectively)                           5,714,326               5,936,948
     Goodwill and other intangibles (net of accumulated
       amortization of $1,307,794 and $1,048,676, respectively)              4,551,992               2,842,036
     Other assets                                                              183,424                 180,690
                                                                          ------------            ------------

         Total other assets                                                 10,449,742               8,959,674
                                                                          ------------            ------------

TOTAL                                                                      $25,783,200             $19,610,434
                                                                          ============            ============

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 30,                December 31,
                                                                              2000                      1999
                                                                              ----                      ----

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $  2,397,034          $      658,900
     Accrued and other liabilities                                           2,250,877               1,365,240
     Current portion of notes payable                                          410,229                      -
                                                                          ------------            ------------

         Total current liabilities                                           5,058,140               2,024,140
                                                                          ------------            ------------

LONG-TERM NOTES PAYABLE                                                        333,333                 869,968
                                                                          ------------            ------------

COMMITMENTS AND CONTINGENCIES                                                        -                       -

MINORITY INTEREST IN SUBSIDIARY                                                183,727                       -
                                                                          ------------            ------------

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; AUTHORIZED, 1,000,000 SHARES;
  7,000 AND 1,450 ISSUED AND OUTSTANDING
  RESPECTIVELY; REDEMPTION VALUE $1,000
  PER SHARE                                                                  6,535,221               1,457,310
                                                                          ------------            ------------

STOCKHOLDERS' EQUITY:
     Redeemable Preferred Stock - undesignated, $.01 par value;
         authorized, 2,000,000 shares; none issued and outstanding
     Redeemable Preferred Stock - Series C, $.01 par value; authorized,
         500,000 shares; none issued and outstanding
     Common Stock, $.01 par value; authorized, 25,000,000 shares;
         issued and outstanding, 5,183,775 and 3,784,045
         shares, respectively                                                   51,837                  37,840
     Additional paid-in capital                                             47,063,355              40,434,688
     Accumulated other comprehensive loss                                       (5,926)                 (4,098)
     Accumulated deficit                                                   (33,436,487)            (25,209,414)
                                                                          ------------            ------------

         Total stockholders' equity                                         13,672,779              15,259,016
                                                                          ------------            ------------




TOTAL                                                                     $ 25,783,200            $ 19,610,434
                                                                          ============            ------------

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                       ---------------------------      -----------------------
                                                          June 30,        June 30,        June 30,       June 30,
                                                           2000            1999             2000            1999
                                                       -----------     -----------      -----------    -----------
REVENUES:
     Natural gas measurement sales and services        $ 5,547,312     $ 4,937,494     $ 10,155,896    $ 9,892,164
     Other                                                 197,327           7,254          231,141         18,111
                                                       -----------     -----------     ------------    -----------
         Total revenues                                  5,744,639       4,944,748       10,387,037      9,910,275
                                                       -----------     -----------     ------------    -----------

COSTS AND EXPENSES:
     Cost of measurement sales and services              4,072,422       3,169,534        7,543,886      6,830,257
     General and administrative                          1,338,389         783,963        2,616,452      1,650,727
     Selling, marketing and service                        531,838         568,277        1,028,408      1,039,120
     Depreciation and amortization                         374,211         317,684          689,692        636,522
     Research and development                            3,947,696         289,224        7,332,439        563,867
     Interest, finance charges and other                    34,124          68,101           79,656        144,857
                                                       -----------     -----------     ------------    -----------
         Total costs and expenses                       10,298,680       5,196,783       19,290,533     10,865,350
                                                       -----------     -----------     ------------    -----------

LOSS FROM OPERATIONS BEFORE
   MINORITY INTEREST AND TAXES                          (4,554,041)       (252,035)      (8,903,496)      (955,075)

MINORITY INTEREST IN NET LOSS                              580,615               -          676,416              -

INCOME TAXES                                                     -               -                -              -
                                                       -----------     -----------     ------------    -----------

NET LOSS                                                (3,973,426)       (252,035)      (8,227,080)      (955,075)
                                                       -----------     -----------     ------------    -----------

PREFERRED STOCK DEEMED DISTRIBUTION                     (2,564,202)              -       (5,077,911)             -
                                                       -----------     -----------     ------------    -----------

NET LOSS ATTRIBUTABLE TO COMMON
     SHAREHOLDERS                                      $(6,537,628)    $  (252,035)    $(13,304,991)   $  (955,075)
                                                       ===========     ===========     ============    ===========

NET LOSS PER COMMON SHARE:
     Basic                                                  $(1.27)         $(0.07)          $(2.75)        $(0.27)
                                                       ===========     ===========     ============    ===========
     Diluted                                                $(1.27)         $(0.07)          $(2.75)        $(0.27)
                                                       ===========     ===========     ============    ===========

WEIGHTED AVERAGE BASIC AND
  DILUTED COMMON SHARES
  OUTSTANDING                                            5,140,093       3,472,583        4,841,335      3,474,031
                                                       ===========     ===========     ============    ===========




See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                           ------------------------------------
                                                                                2000                    1999
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $  (8,227,080)           $   (955,075)
     Adjustments to reconcile net loss to net cash
       (used) provided by continuing operations:
         Depreciation and amortization                                         689,692                 636,522
         Minority interest in PowerSpring                                     (676,416)                      -
         Stock based compensation expense                                       66,387                       -
         Loss on disposal of property, plant and equipment                      13,023                     417
     Changes in other assets and liabilities, net of effect of acquisition:
         Trade receivables                                                     177,204               1,121,132
         Inventories                                                           (84,110)                 49,744
         Other current assets                                                   46,856                  99,054
         Other noncurrent assets                                                 2,886                   3,980
         Accounts payable                                                    1,694,626                (353,077)
         Accrued and other liabilities                                         884,309                  35,782
                                                                         -------------            ------------
         Net cash (used) provided by continuing operations                  (5,412,623)                638,479
         Net cash used by discontinued operations                             (352,463)                 (6,225)
                                                                         -------------            ------------
              Net cash (used) provided by operating activities              (5,765,086)                632,254
                                                                         -------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition                                                              (441,583)                      -
     Additions to property, plant and equipment                             (1,447,650)               (121,417)
     Proceeds from sale of property, plant and equipment                        11,249                   7,800
                                                                         -------------            ------------
         Net cash used by investing activities                              (1,877,984)               (113,617)
                                                                         -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement                                    10,579,585                       -
     Payments on notes payable to bank                                        (273,658)               (509,499)
     Exercise of stock options and warrants                                    543,990
     Repurchase of Common Stock                                                      -                 (60,571)
     Payments on capital lease obligations                                           -                  (1,158)
                                                                         -------------            ------------
         Net cash provided (used) by financing activities                   10,849,917                (571,228)
                                                                         -------------            ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                3,206,847                 (52,591)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                    361,658                 639,448
                                                                         -------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 3,568,505             $   586,857
                                                                         =============            ============




See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    As of June 30, 2000 and December 31, 1999
          For the Three Month Periods Ended June 30, 2000 and 1999 and
             For the Six Month Periods Ended June 30, 2000 and 1999


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

         Minority interest amounts included in the consolidated financial statements represent an outside shareholder's 12.5% ownership interest in PowerSpring. In addition, certain 1999 amounts have been reclassified to conform to current year presentation.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 2000 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 2000 and 1999.

2.       COMPREHENSIVE LOSS

         The Company's comprehensive loss for the six months ended June 30, 2000 and 1999 was $8,228,908 and $965,830, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

3.       PRIVATE PLACEMENT

         On February 4, 2000, the Company completed a $14,000,000 private placement (the "Units Private Placement") of 7,000 "Units", including 1,450 Units the Company issued on December 9, 1999. Each Unit consisted of 200 shares of Common Stock, 1 share of Series B Preferred Stock and warrants ("Unit Warrants") to purchase 100 shares of common stock, par value $.01 per share ("Common Stock"), of the Company. In the Units Private Placement, the Company issued 1,400,000 shares of Common Stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of Common Stock. The Units Private Placement was approved and ratified by the stockholders of the Company at a special meeting held on February 3, 2000.

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

         The proceeds from the sale of the Units, including the 1,450 Units issued on December 9, 1999, have been allocated to Common Stock, the Unit Warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in the Series B Preferred Stock issued on February 4, 2000 being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. This discount will be recorded as a deemed distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of the Company's Common Stock from the date the Company offered to sell 5,550 Units to February 4, 2000, the date the Units were issued. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount of $859 per share related to the "in the money" conversion feature will also be recorded as a deemed distribution between February 4 and June 9, 2000, the date the Series B Preferred Stock can first be converted into Common Stock of the Company. The balance of the unamortized discounts at June 30, 2000 and December 31, 1999 was $728,674 and $0, respectively.

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

         The acquisition was accounted for as a purchase with the operating results of Mercator included in the consolidated statements of operation from the date of acquisition. The purchase price of the Mercator acquisition, subject to future minor adjustment, was allocated as follows:

         Accounts receivable                          $   101,000
         Property, plant and equipment                     14,000
         Goodwill                                       1,915,000
         Accounts payable and accrued expenses            (23,000)
                                                      -----------
                                                      $ 2,007,000
                                                      ===========

         Pro forma results of operations for the three months ended June 30, 2000 and 1999 assuming the acquisition had occurred on January 1, 2000 and 1999 have not been included herein as the effects of the acquisition were not material to the Company's results of operations.

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

         The operations of the Company's Internet-based energy information and services segment are conducted by PowerSpring. PowerSpring has incurred operating costs through June 30, 2000. PowerSpring commenced limited revenue generating operations in the second quarter of 2000 subsequent to the acquisition described in Note 4.

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

                                                               INTERNET-BASED
                                   AUTOMATED    NATURAL GAS        ENERGY
                                  ENERGY DATA   MEASUREMENT      INFORMATION
                                  MANAGEMENT     SERVICES       AND SERVICES      OTHER         TOTAL

JUNE 30, 2000

Revenues                         $4,703,825      $5,373,677   $     78,394   $   231,141    $10,387,037
Segment profit (loss)              (491,753)        461,679     (8,085,947)     (787,475)    (8,903,496)
Total assets                      9,053,437       9,793,780      3,718,072     3,217,911     25,783,200

JUNE 30. 1999

Revenues                         $4,275,525      $5,616,639   $       -      $    18,111    $ 9,910,275
Segment profit (loss)              (717,867)        534,062           -         (771,270)      (955,075)
Total assets                      9,670,791      10,304,387           -          556,752     20,531,930

6.       CONVERSION OF DEBT

         On May 4, 1998, the Company acquired substantially all of the assets and business of a subsidiary of American Meter Company pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. In consideration for this purchase, the Company delivered to American Meter an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock, and a $600,000 convertible subordinated promissory note. In April 2000, American Meter converted the note into 105,495 shares of Common Stock under the terms of the note. Until it was converted, the note bore interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, and was due and payable on May 4, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the six month periods ended June 30, 2000 and 1999 and of our financial condition as of June 30, 2000 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented. All amounts shown are prior to the deduction of minority interest in PowerSpring.

                                           Six Months Ended
                                              June 30,
                                     --------------------------
                                      2000                1999
                                     -------             ------
                                    (dollar amounts in thousands)
REVENUES:
       Southern Flow                 $ 5,374             $5,617
       Metretek                        4,704              4,275
       PowerSpring                        78                  -
       Other                             231                 18
                                     -------             ------
       Total                         $10,387             $9,910
                                     =======             ======
GROSS PROFIT:
       Southern Flow                  $1,359             $1,365
       Metretek                        1,396              1,697
       PowerSpring                      (142)                 -
                                     -------             ------
       Total                         $ 2,613             $3,062
                                     =======             ======
SEGMENT PROFIT (LOSS):
       Southern Flow                 $   462             $  534
       Metretek                         (492)              (718)
       PowerSpring                    (8,086)                 -
       Other                            (787)              (771)
                                     -------             ------
       Total                         $(8,903)           $  (955)
                                     =======             ======

       Our reportable segments are strategic business units that offer different product and services. They are managed separately because each business requires different technology and marketing strategies.

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

       The operations of our Internet-based energy information and services segment are conducted by PowerSpring. PowerSpring has incurred operating costs through June 30, 2000. PowerSpring commenced limited revenue generating operations in the second quarter of 2000, subsequent to the acquisition of Mercator.

       We evaluate the performance of our operating segments based on income
(loss) before taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Our consolidated revenues for the six months ended June 30, 2000 increased $476,762, or 4.8%, compared to the same period in 1999. The increase was due to an increase in revenues by Metretek and an increase in other income of $213,030, offset partially by a decrease in revenues by Southern Flow. Southern Flow's revenues decreased $242,962, or 4.3%, for the six months ended June 30, 2000, compared to the same period in 1999. Metretek's revenues for the six months ended June 30, 2000 increased $428,300, or 10.0%, compared to the same period in 1999, consisting of an increase in domestic sales of $473,263, offset partially by a decrease in international sales of $44,964. The increase in Metretek's domestic sales was primarily the result of an increase in circuit board assembly sales. The decrease in international sales is attributable to a decrease in sales of Metretek's remote data collection products and systems in the United Kingdom. A comparison of Metretek's current domestic and international product mix is as follows:

                                            Six Months Ended June 30,
                                           ---------------------------
                                           2000                  1999
                                           ----                  ----
                                          (dollar amounts in thousands)

     Remote data collection
         products and systems            $ 2,564     55%        $2,522     59%
     Electronic corrector products           849     18%         1,389     32%
     Circuit board assembly sales          1,291     27%           364      9%
                                         -------                ------
     Total                               $ 4,704                $4,275
                                         =======                ======

         Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the six months ended June 30, 2000 increased $713,629, or 10.4%, compared to the same period in 1999. Southern Flow's cost of sales and services for the six months ended June 30, 2000 decreased $237,395, or 5.6%, compared to the same period in 1999. Southern Flow's gross profit margin after costs of sales and services increased to 25.3% for the six months ended June 30, 2000 from 24.3% for the same period in 1999, which is within the range of normal fluctuations. Metretek's cost of sales and services for the six months ended June 30, 2000 increased $730,003, or 28.3%, compared to the same period in 1999. This increase was due primarily to higher personnel and related overhead costs associated with circuit board assembly sales. As a result, although Metretek's revenues for the six months ended June 30, 2000 increased approximately 10.0% compared to the same period in 1999, Metretek's overall gross profit margin decreased from 39.7% to 29.7% compared to the same period in 1999.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the six months ended June 30, 2000 increased $965,725, or 58.5%, compared to the same period in 1999, due principally to the effect of the following factors: (i) an increase in expenses of Southern Flow of approximately $65,000 primarily attributable to increased personnel costs; (ii) a decrease in expenses of Metretek of approximately $29,000; and (iii) increases in general and corporate expenses of approximately $929,000 due to increased professional services, personnel, travel costs and related overhead costs incurred as a result of PowerSpring for which there were no comparable costs during the same period in 1999.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the six months ended June 30, 2000 decreased $10,712, or 1.0%, compared to the same period in 1999.

         Depreciation and amortization expenses include the depreciation and amortization of real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the six months ended June 30, 2000 increased $53,170, or 8.4%, compared to the same period in 1999, due to the addition of depreciable equipment in connection with the development of PowerSpring.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the six months ended June 30, 2000 increased $6,768,572, or 1,200.4%, compared to the same period in 1999. The increase is due primarily to PowerSpring development expenditures of approximately $6,900,000 for which there were no comparable costs in 1999.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the six months ended June 30, 2000 decreased $65,201, or 45.0%, compared to the same period in 1999. The decrease reflects reduced borrowings in 2000 compared to the same period in 1999 as we utilized private placement proceeds to limit borrowings on our credit facility.

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

FINANCIAL CONDITION AND LIQUIDITY

         We require capital principally for (i) the financing of inventory and accounts receivable, (ii) research and development expenses, including the development of PowerSpring, (iii) capital expenditures for property and equipment and software development, and (iv) the funding of possible future acquisitions.

         Net cash used by operating activities of approximately $5,765,000 for the six months ended June 30, 2000, was the net result of the following: (i) approximately $8,135,000 of cash used to fund continuing operations, before changes in assets and liabilities; (ii) approximately $2,722,000 of cash provided by changes in working capital and other asset and liability accounts; and (iii) approximately $352,000 of cash used by discontinued operations.

         We plan to continue and expand our research and development efforts to enhance our existing products and services and to develop new products, especially in the business of PowerSpring. We anticipate that our research and development costs in 2000 will be approximately $11,000,000, of which $1,200,000 will relate to Metretek's business and $9,800,000 is expected to be incurred in connection with further developing PowerSpring. Research and development expenses in the amount of $7,332,439 were incurred in the six months ended June 30, 2000.

         We anticipate capital expenditures in 2000 of approximately $3,200,000, primarily for computer software and hardware purchased to support PowerSpring's Internet-based business. Capital expenditures for the six months ended June 30, 2000 totaled $1,460,000.

         On July 14, 2000, we gave a written notice of redemption to all holders of our common stock purchase warrants ("Warrants") that were issued in a dividend in September 1998 to holders of our Common Stock. We have exercised our right to redeem all Warrants that remain outstanding and unexercised at 5:00 p.m., Denver, Colorado time, on Monday, August 14, 2000 (the "Redemption Date"). The Warrants, which currently trade on the Nasdaq SmallCap Market under the symbol "MTEKW", will cease trading after the Redemption Date. Until 5:00 p.m., Denver, Colorado time, on the Redemption Date, each Warrant will remain exercisable for one share of Common Stock at an exercise price of $4.00 per share. Thereafter, the Warrants will cease to be exercisable and holders thereof will be entitled to only the redemption price of $.01 per Warrant.

         As of July 14, 2000, the date we gave the Notice of Redemption, 839,675 Warrants were outstanding. The net proceeds that we will receive from the exercise of Warrants on or before the Redemption Date will not be determinable until the Redemption Date, because the proceeds that we will receive will be due to the exercise of Warrants on or before the Redemption Date, which is in the discretion of the Warrant holders. However, if all 839,675 outstanding Warrants called for redemption are exercised, we estimate the net proceeds we would receive from those exercises would be approximately $3,170,000, after deducting estimated commissions and offering expenses. We intend to use the net proceeds primarily to fund the development and expansion of the business of PowerSpring.

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

         On March 17, 2000, we acquired Mercator Energy Incorporated through a merger of Mercator with a wholly owned subsidiary of PowerSpring. Mercator is a Denver-based natural gas services and brokerage company that acts as an independent broker-agent for both producers and consumers of natural gas. In consideration for the acquisition of Mercator, we delivered to John A. Harpole, the President and sole shareholder of Mercator prior to the acquisition, $408,334 in cash, a $741,666 non-negotiable promissory note payable by PowerSpring over two years and secured by a general security interest in the assets of PowerSpring, and 2,500,000 shares of Common Stock of PowerSpring. Subsequent to the acquisition of Mercator, we own 87.5% of the outstanding shares of PowerSpring Common Stock, Mr. Harpole owns 12.5% of the outstanding shares of PowerSpring Common Stock, and Mercator has become a wholly owned subsidiary of PowerSpring. We, PowerSpring and Mr. Harpole entered into a stockholders agreement that addresses certain rights related to Mr. Harpole's PowerSpring Common Stock, including a right for Mr. Harpole to put his shares of PowerSpring Common Stock back to PowerSpring at an appraised value for each payable over three years if PowerSpring has not completed an initial public offering or has not sold its business within two years. PowerSpring also entered into a two-year employment agreement with Mr. Harpole, who will serve as the Executive Vice President, Chief Operating Officer and a director of PowerSpring. Under the employment agreement, Mr. Harpole received an option to purchase 60,000 shares of our Common Stock, exercisable at $17.88 per share, and an option to purchase 200,000 shares of PowerSpring Common Stock, exercisable at $.30 per share.

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

         On April 14, 1998, we entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. We make monthly interest payments computed at prime plus 1% (9.5% at June 30, 2000) on outstanding balances of the Loans. The Loans mature on March 14, 2001.

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

         Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek. At June 30, 2000, we had a combined $3,374,682 in Loan availability, none of which had been borrowed.

         On May 4, 1998, we acquired substantially all of the assets and business of a subsidiary of American Meter Company pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. In consideration for this purchase, we delivered to American Meter an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock, and a $600,000 convertible subordinated promissory note. In April 2000, American Meter converted the note into 105,495 shares of Common Stock under the terms of the note. Until it was converted, the note bore interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, and was due and payable on May 4, 2002.

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

         We estimate that this initial development phase and launch of PowerSpring will require aggregate expenditures of approximately $12.0 million, consisting primarily of research and development costs, consulting fees and expenses and costs of acquiring the requisite technology, including hardware and software. Through June 30, 2000, these costs were approximately $8.1 million.

         Compensation expense for the fair value of the Scient, Mercator and Lender warrants is being recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," over the period in which the services are being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $66,387 has been recognized in the consolidated statement of operations during the six months ended June 30, 2000.

         Based on our current plans and assumptions, management believes that our capital resources, including cash and cash equivalents, amounts available under existing credit facilities and funds generated from operations will be sufficient to meet our currently anticipated cash needs, including our working capital needs, capital commitments and debt service requirements. However, we will have a continuing need for additional capital to accomplish our business strategy with respect to the growth of our existing businesses. The continued development and expense of the business of PowerSpring, subsequent to the June 2000 launch of PowerSpring's website, will also require significant additional capital. In addition, unanticipated events, over which we may have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales. We will also require additional capital in the future in order to make any significant acquisition of businesses or technologies.

         We expect that after the initial development stage of PowerSpring is completed, the further development and growth of PowerSpring, including staffing, organizational expenses, marketing costs and additional capital expenditures, will require significant additional funds from the proceeds of public or private equity financing, debt financing or from other sources. We intend to raise any needed additional capital to fund the development and operations of PowerSpring primarily through financing at the PowerSpring level. However, depending upon the availability of capital, market conditions, our consolidated operations and the operations of PowerSpring, we may also or instead raise additional capital at the Metretek level. For example, the net proceeds of the warrant call discussed above will be primarily used to fund PowerSpring.

         Obtaining additional financing will depend on many factors, including market conditions, our operating performance and investor sentiment. Terms of debt financing could restrict our ability to operate our business or to expand our operations. In addition, if we raise additional capital by issuing capital stock or securities convertible into capital stock, stockholders could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders.

         Our capital raising will be subject to the consent of the Lender, if our credit facility is then in effect. In addition, depending on how it is structured, any capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that sufficient additional funds will be available to us on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to us, to the Lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on terms that are acceptable could have a material adverse effect on our business, financial condition and results of operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains, under this item, as well as other parts of this Form 10-QSB, forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are not historical facts. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan", "intend", "potential", or "scheduled" and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, beliefs and expectations with respect to the following:

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

     - industry trends, competitive conditions and market conditions, segments and trends.

         The forward-looking statements are based on the current plans, intentions, beliefs and expectations of management as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

     - our ability to successfully develop, implement and market PowerSpring and its products and services;

     - the emergence and growth of a viable market for online energy information and services;

     -    the success of our acquisition of Mercator;

     - changes in the energy industry in general and the natural gas and electricity industry in particular;

     - our ability to raise sufficient funds to finance PowerSpring and our other capital requirements on terms satisfactory to us, and the willingness of the Lender and any other persons required to consent to the terms of such financing arrangements;

     -    our history of losses and uncertainty of future profitability;

     - our lack of operating history in our new energy information and services businesses and the unproven business models in those businesses;

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 14, 2000, we gave a written notice of redemption to all holders of our common stock purchase warrants ("Warrants") that were issued in a dividend in September 1998 to holders of our common stock. We have exercised our right to redeem all Warrants that remain outstanding and unexercised at 5:00 p.m., Denver, Colorado time, on Monday, August 14, 2000 (the "Redemption Date"). The Warrants, which currently trade on the Nasdaq SmallCap Market under the symbol "MTEKW", will cease trading after the Redemption Date. Until 5:00 p.m., Denver, Colorado time, on the Redemption Date, each Warrant will remain exercisable for one share of Common Stock at an exercise price of $4.00 per share. Thereafter, the Warrants will cease to be exercisable and holders thereof will be entitled to only the redemption price of $.01 per Warrant.

         We have entered into a Dealer Manager Agreement with Stifel, Nicolaus & Company, Inc. ("Stifel"), pursuant to which Stifel has agreed to serve as the dealer manager in connection with the redemption. Under the terms of the Dealer Manager Agreement and in consideration of Stifel's obligations under that agreement, we agreed to pay Stifel an initial consulting fee of $25,000, plus a commission of $.15 per Warrant exercised to the extent such amount exceed $25,000. We also agreed to reimburse Stifel for up to $20,000 of its reasonable out-of-pocket expenses and legal fees, in connection with the redemption.

         As of July 14, 2000, the date we gave the Notice of Redemption, 839,675 Warrants were outstanding. The net proceeds that we will receive from the exercise of Warrants on or before the Redemption Date will not be determinable until the Redemption Date, because the proceeds that we will receive will be due to the exercise of Warrants on or before the Redemption Date, which is in the discretion of the Warrant holders. However, if all 839,675 outstanding Warrants called for redemption are exercised, we estimate the net proceeds we would receive from those exercises would be approximately $3,170,000, after deducting estimated commissions and offering expenses. We intend to use the net proceeds primarily to fund the development and expansion of the business of PowerSpring.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting of stockholders, held on June 15, 2000, the following proposals were submitted to and approved by our stockholders:

Proposal 1:       To elect two directors, each for a three year term expiring at the 2003 Annual Meeting of Stockholders.

                                                FOR                WITHHOLD
                                                ---                --------

                  Stephen E. McGregor        4,352,814               8,938
                  Anthony D. Pell            4,352,814               8,938

Proposal 2:       To ratify the appointment by the Board of Directors of
                  Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2000.

                         FOR                    AGAINST                  ABSTAIN
                         ---                    -------                  -------

                      4,356,452                  1,800                    3,500

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    EXHIBITS

                     27.1     Financial Data Schedule

              (b)    REPORTS ON FORM 8-K

                     Since March 31, 2000, we filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:


     Filing Date         Item No.                  Description
     -----------         --------                  -----------

April 3, 2000             2, 7       Acquisition of Mercator Energy Incorporated
July 14, 2000             5, 7       Notice of Warrant Redemption

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    METRETEK TECHNOLOGIES, INC.



Date:    August 11, 2000            By: /s/ W. Phillip Marcum
                                       -------------------------------------
                                       W. Phillip Marcum
                                       President and Chief Executive Officer




Date:    August 11, 2000            By: /s/ A. Bradley Gabbard
                                       -------------------------------------
                                       A. Bradley Gabbard
                                       Executive Vice President
                                       and Chief Financial Officer