Form 10QSB
period 2000-09-30
METRETEK TECHNOLOGIES INC
filed 2000-11-14
CIK 882154

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ____________________________

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to
                                              ------------    ----------

                         Commission File Number 0-19793

                           METRETEK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 84-1169358
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

     1675 Broadway, Suite 2150
          Denver, Colorado                               80202
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

         As of November 10, 2000 there were 5,908,067 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                              Yes              No X
                                 ---             ---

--------------------------------------------------------------------------------

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets -
                    September 30, 2000 and December 31, 1999             3

           Unaudited Consolidated Statements of Operations -
                    For the Three Months Ended September 30, 2000 and
                             September 30, 1999
                    For the Nine Months Ended September 30, 2000 and
                             September 30, 1999                          5

           Unaudited Consolidated Statements of Cash Flows -
                    For the Nine Months Ended September 30, 2000 and
                             September 30, 1999                          6

           Notes to Unaudited Consolidated Financial Statements          7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          13


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                            26

Item 2.    Changes in Securities and Use of Proceeds                    26

Item 6.    Exhibits and Reports on Form 8-K                             27

Signatures                                                              28

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                          SEPTEMBER 30,             DECEMBER 31,
                                                                              2000                     1999
                                                                          -------------            ------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $  1,305,448             $   361,658
     Trade receivables, less allowance for doubtful accounts
         of $103,312 and $125,573, respectively                              4,063,778               3,802,818
     Other receivables                                                           4,726                   2,818
     Inventories                                                             4,254,073               4,155,429
     Net assets of discontinued operations                                     520,647                 338,455
     Prepaid expenses and other current assets                                 256,891                 435,734
                                                                          -------------            ------------

         Total current assets                                               10,405,563               9,096,912
                                                                          -------------            ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Equipment                                                               5,563,277               2,453,492
     Vehicles                                                                   46,630                  52,277
     Furniture and fixtures                                                    668,778                 508,490
     Land, building and improvements                                           906,799                 718,604
                                                                          -------------            ------------
         Total                                                               7,185,484               3,732,863
     Less accumulated depreciation                                           2,583,328               2,179,015
                                                                          -------------            ------------

         Property, plant and equipment, net                                  4,602,156               1,553,848
                                                                          -------------            ------------

OTHER ASSETS:
     Customer lists (net of accumulated amortization
       of $3,289,872 and $2,955,939, respectively)                           5,603,014               5,936,948
     Goodwill and other intangibles (net of accumulated
       amortization of $1,458,679 and $1,048,676, respectively)              4,480,327               2,842,036
     Other assets                                                              495,706                 180,690
                                                                          -------------            ------------

         Total other assets                                                 10,579,047               8,959,674
                                                                          -------------            ------------


TOTAL                                                                     $ 25,586,766             $19,610,434
                                                                          =============            ============

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                          SEPTEMBER 30,             DECEMBER 31,
                                                                              2000                      1999
                                                                          -------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $    861,287             $   658,900
     Accrued and other liabilities                                           1,362,730               1,365,240
     Current portion of notes payable                                        1,627,371                      -
                                                                          -------------            ------------

         Total current liabilities                                           3,851,388               2,024,140
                                                                          -------------            ------------

LONG-TERM NOTES PAYABLE                                                      2,179,759                 869,968
                                                                          -------------            ------------

COMMITMENTS AND CONTINGENCIES                                                        -                       -

MINORITY INTEREST IN SUBSIDIARY                                                      -                       -
                                                                          -------------            ------------

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; AUTHORIZED, 1,000,000 SHARES;
  7,000 AND 1,450 ISSUED AND OUTSTANDING
  RESPECTIVELY; REDEMPTION VALUE $1,000
  PER SHARE                                                                  6,723,008               1,457,310
                                                                          -------------            ------------

STOCKHOLDERS' EQUITY:
     Redeemable Preferred Stock - undesignated, $.01 par value; authorized,
         2,000,000 shares; none issued and outstanding
     Redeemable Preferred Stock - Series C, $.01 par value; authorized, 500,000 shares; none issued and outstanding
     Common Stock, $.01 par value; authorized, 25,000,000 shares;
         issued and outstanding, 5,893,769 and 3,784,045
         shares, respectively                                                   58,938                  37,840
     Additional paid-in capital                                             49,522,317              40,434,688
     Accumulated other comprehensive loss                                       (5,926)                 (4,098)
     Accumulated deficit                                                   (36,742,718)            (25,209,414)
                                                                          -------------            ------------

         Total stockholders' equity                                         12,832,611              15,259,016
                                                                          -------------            ------------




TOTAL                                                                     $ 25,586,766             $19,610,434
                                                                          ============             ============

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    ------------------------------   -----------------------------
                                                      SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30, SEPTEMBER 30,
                                                         2000            1999             2000            1999
                                                    -------------   --------------   -------------   -------------
REVENUES:
     Natural gas measurement sales and services        $ 4,996,434     $ 4,616,837      $15,152,330    $14,509,001
     Other                                                  53,958           4,428          285,099         22,539
                                                     -------------    ------------    -------------   ------------
         Total revenues                                  5,050,392       4,621,265       15,437,429     14,531,540
                                                     -------------    ------------    -------------   ------------

COSTS AND EXPENSES:
     Cost of measurement sales and services              3,771,220       3,211,286       11,315,106     10,041,543
     General and administrative                          1,347,150         809,752        3,963,264      2,460,479
     Selling, marketing and service                        700,345         448,462        1,728,753      1,487,582
     Depreciation and amortization                         474,372         317,790        1,164,064        954,312
     Research and development                            2,214,006         233,616        9,546,833        797,483
     Interest, finance charges and other                    33,208          71,361          112,864        216,218
                                                     -------------    ------------    -------------   ------------
         Total costs and expenses                        8,540,301       5,092,267       27,830,884     15,957,617
                                                     -------------    ------------    -------------   ------------

LOSS FROM OPERATIONS BEFORE
   MINORITY INTEREST AND TAXES                          (3,489,909)       (471,002)     (12,393,455)    (1,426,077)

MINORITY INTEREST IN NET LOSS                              183,727                          860,143

INCOME TAXES                                                     -               -                -              -
                                                     -------------    ------------    -------------   ------------

NET LOSS                                                (3,306,182)       (471,002)     (11,533,312)    (1,426,077)

PREFERRED STOCK DEEMED DISTRIBUTION                       (180,477)              -       (5,258,388)             -
                                                     -------------    ------------    -------------   ------------

NET LOSS ATTRIBUTABLE TO COMMON
     SHAREHOLDERS                                      $(3,486,659)    $  (471,002)    $(16,791,700)   $(1,426,077)
                                                     =============    ============    =============   ============

NET LOSS PER COMMON SHARE:
     Basic                                                  $(0.63)         $(0.14)          $(3.32)        $(0.41)
                                                            ======          ======           ======         ======
     Diluted                                                $(0.63)         $(0.14)          $(3.32)        $(0.41)
                                                            ======          ======           ======         ======

WEIGHTED AVERAGE BASIC AND
  DILUTED COMMON SHARES
  OUTSTANDING                                            5,507,496       3,452,414        5,065,010      3,466,768
                                                     =============    ============    =============   ============


See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                         --------------------------------------
                                                                               2000                    1999
                                                                         -------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (11,533,312)           $ (1,426,077)
     Adjustments to reconcile net loss to net cash
       (used) provided by continuing operations:
         Depreciation and amortization                                       1,164,064                 954,312
         Minority interest in PowerSpring                                     (860,143)
         Stock based compensation expense                                      133,200                  17,226
         Loss on disposal of property, plant and equipment                      13,022                     417

     Changes in other assets and liabilities, net of effect of acquisition:
         Trade receivables                                                    (260,960)              1,422,234
         Inventories                                                           (98,644)                 82,487
         Other current assets                                                   45,643                 123,528
         Other noncurrent assets                                                (1,907)                  8,488
         Accounts payable                                                    3,048,813                (197,280)
         Accrued and other liabilities                                        (321,076)                205,491
                                                                          -------------           -------------
         Net cash (used) provided by continuing operations                  (8,671,300)              1,190,826
         Net cash (used) provided by discontinued operations                  (182,192)                 48,051
                                                                          -------------           -------------
              Net cash (used) provided by operating activities              (8,853,492)              1,238,877
                                                                          -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition                                                              (463,484)                      -
     Additions to property, plant and equipment                             (3,253,743)               (197,003)
     Proceeds from sale of property, plant and equipment                        11,249                   7,800
                                                                          -------------           -------------
         Net cash used by investing activities                              (3,705,978)               (189,203)
                                                                          -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement                                    10,586,895                       -
     Payments on notes payable to bank                                        (273,659)             (1,273,199)
     Exercise of stock options and warrants                                  3,197,840                  20,584
     Repurchase of Common Stock                                                                        (85,536)
     Payments on capital lease obligations                                      (7,816)                 (1,158)
                                                                          -------------           -------------
         Net cash provided (used) by financing activities                   13,503,260              (1,339,309)
                                                                          -------------           -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  943,790                (289,635)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                    361,658                 639,448
                                                                          -------------           -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  1,305,448             $   349,813
                                                                          =============           =============





See notes to unaudited consolidated financial statements.

                 METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                As of September 30, 2000 and December 31, 1999
             For the Three Month Periods Ended September 30, 2000
                                 and 1999 and
         For the Nine Month Periods Ended September 30, 2000 and 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Metretek, Incorporated ("Metretek"), Southern Flow Companies, Inc. ("Southern Flow"), PowerSpring, Inc. ("PowerSpring") and PowerSecure, Inc. ("PowerSecure") and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         Minority interest amounts included in the consolidated financial statements represent an outside shareholder's 12.5% ownership interest in PowerSpring. In addition, certain 1999 amounts have been reclassified to conform to current year presentation.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 2000 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999.

2.       COMPREHENSIVE LOSS

         The Company's comprehensive loss for the nine months ended September 30, 2000 and 1999 was $11,535,140 and $1,436,832, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

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

         The proceeds from the sale of the Units, including the 1,450 Units issued on December 9, 1999, have been allocated to Common Stock, the Unit Warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in the Series B Preferred Stock issued on February 4, 2000 being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. This discount will be recorded as a deemed distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of the Company's Common Stock from the date the Company offered to sell 5,550 Units to February 4, 2000, the date the Units were issued. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount of $859 per share related to the "in the money" conversion feature was recorded as a deemed distribution between February 4 and June 9, 2000, the date the Series B Preferred Stock could first be converted into Common Stock of the Company.

         The primary purpose of the Units Private Placement was to raise capital to enable the Company to develop the Internet-based business of PowerSpring and to repay outstanding indebtedness.

4.   ACQUISITION

         On March 17, 2000, the Company acquired Mercator Energy Incorporated ("Mercator") through a merger with a wholly owned subsidiary of PowerSpring. Mercator is a Denver-based natural gas services and brokerage company that acts as an independent broker-agent for both producers and users. This acquisition provides PowerSpring with Mercator's expertise in the area of energy procurement, which is an important element in the Company's Internet business strategy.

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

         The acquisition was accounted for as a purchase with the operating results of Mercator included in the consolidated statements of operation from the date of acquisition. The purchase price of the Mercator acquisition, subject to future minor adjustment, was allocated as follows:

         Property, plant and equipment                    $   14,000
         Goodwill                                          1,993,000
                                                          ----------
                                                          $2,007,000
                                                          ==========

         Pro forma results of operations for the nine months ended September 30, 2000 and 1999 assuming the acquisition had occurred on January 1, 2000 and 1999 have not been included herein as the effects of the acquisition were not material to the Company's results of operations.

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

         The Company has four reportable business segments: automated energy data management; natural gas measurement services; Internet-based energy information and services; and distributed generation.

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

         The operations of the Company's Internet-based energy information and services segment are conducted by PowerSpring. PowerSpring has incurred operating costs through September 30, 2000. PowerSpring commenced limited revenue generating operations in the second quarter of 2000 subsequent to the acquisition described in Note 4.

         The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. For the nine months ended September 30, 2000, PowerSource has not incurred significant revenues or expenses.

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

                                                      INTERNET-BASED
                           AUTOMATED      NATURAL GAS     ENERGY
                          ENERGY DATA     MEASUREMENT   INFORMATION  DISTRIBUTED
                          MANAGEMENT       SERVICES    AND SERVICES  GENERATION     OTHER       TOTAL

SEPTEMBER 30, 2000

Revenues                 $6,563,420    $8,272,739  $    316,171   $      -    $   285,099   $15,437,429
Segment profit (loss)      (647,815)      755,791   (11,383,169)     (69,392)  (1,048,870)  (12,393,455)
Total assets              8,950,057     9,941,129     5,748,214        2,437      944,929    25,586,766

SEPTEMBER 30, 1999

Revenues                 $6,206,372    $8,302,629  $       -      $     -     $    22,539   $14,531,540
Segment profit (loss)      (909,156)      680,168          -            -      (1,197,089)   (1,426,077)
Total assets              9,159,787     9,935,794          -            -         704,455    19,800,036


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

         On September 28, 2000, the Company issued a $2.8 million unsecured convertible promissory note to Scient Corporation, the Internet-based business consultant to PowerSpring, in fulfillment of its account payable to Scient. The convertible note is payable in quarterly installments, due March 31, 2002, bears no interest, and is convertible at any time at Scient's discretion into either shares of the Company's Common Stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share.

7.   REDEMPTION OF WARRANTS

On July 14, 2000, pursuant to the provisions of the Warrant Agency Agreement, dated as of September 10, 1998 (the "Warrant Agreement"), between the Company and Computershare Trust Company, Inc. (formerly known as American Securities Transfer & Trust, Inc.) (the "Warrant Agent"), the Company sent a written Notice of Redemption to all holders of its Common Stock Purchase Warrants (the "Warrants") issued under the Warrant Agreement. The Company had issued the Warrants as a dividend in September 1998 to all holders of its Common Stock. Pursuant to the Notice of Redemption and the Warrant Agreement, the Company has redeemed all Warrants that remained outstanding and unexercised at 5:00 p.m., Denver, Colorado time, on August 14, 2000 (the "Redemption Date"), the date fixed for the redemption of the Warrants. The Warrants, which previously were traded on the Nasdaq SmallCap Market under the symbol "MTEKW", ceased trading after the Redemption Date.

Until 5:00 p.m., Denver, Colorado time, on the Redemption Date, each Warrant was exercisable for one share of Common Stock at an exercise price of $4.00 per share. A total of 694,046 Warrants were exercised, for 694,046 shares of Common Stock, after the Notice of Redemption was given, resulting in net proceeds to the Company, after fees and expenses, of approximately $2.6 million. These expenses included the fees and expenses of Stifel, Nicolaus & Company, Inc., which served as the dealer manager in connection with the redemption of the Warrants. The Company used the net proceeds from the Warrant exercises primarily to fund the development, operation and growth of PowerSpring.

The 145,629 Warrants that were not exercised as of the Redemption Date have ceased to be exercisable and holders thereof are entitled only to the redemption price of $.01 per Warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the nine month periods ended September 30, 2000 and 1999 and of our financial condition as of September 30, 2000 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented. All amounts shown are prior to the deduction of minority interest in PowerSpring.

                                                   Nine Months Ended
                                                     September 30,
                                              ---------------------------
                                                2000               1999
                                              --------           --------
                                              (dollar amounts in thousands)
REVENUES:
       Southern Flow                          $  8,273            $ 8,303
       Metretek                                  6,563              6,206
       PowerSpring                                 316                  -
       PowerSecure                                   -                  -
       Other                                       285                 22
                                              --------            -------
       Total                                  $ 15,437            $14,531
                                              ========            =======
GROSS PROFIT:
       Southern Flow                          $  2,068            $ 1,937
       Metretek                                  2,055              2,530
       PowerSpring                                (286)                 -
                                              --------            -------
       Total                                  $  3,837            $ 4,467
                                              ========            =======
SEGMENT PROFIT (LOSS):
       Southern Flow                          $    756            $   680
       Metretek                                   (648)              (909)
       PowerSpring                             (11,383)                 -
       PowerSecure                                 (69)                 -
       Other                                    (1,049)            (1,197)
                                              --------            -------
       Total                                  $(12,393)           $(1,426)
                                              ========            =======

       Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

       We currently have four reportable business segments: automated energy data management; natural gas measurement services; Internet-based energy information and services; and distributed generation.

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

       The operations of our Internet-based energy information and services segment are conducted by PowerSpring. PowerSpring has incurred operating costs through September 30, 2000. PowerSpring commenced limited revenue generating operations in the second quarter of 2000.

         The operatons of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. For the nine months ended September 30, 2000, PowerSource has not incurred significant revenues or expenses.

       We evaluate the performance of our operating segments based on income
(loss) before taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Our consolidated revenues for the nine months ended September 30, 2000 increased $906,000, or 6.2%, compared to the same period in 1999. The increase was due to an increase in other revenues, the generation of revenue by PowerSpring, and an increase in revenues by Metretek. Other revenues increased by $263,000, primarily due to increased interest income generated by higher cash balances during the period. PowerSpring recorded revenues of $316,000 for the nine months ended September 30, 2000. There were no comparable revenues for the same period in 1999. Metretek's revenues increased $357,000, or 5.8%, compared to the same period in 1999, consisting of an increase in domestic sales of

$224,000 and an increase in international sales of $133,000.
The increase in Metretek's domestic sales was primarily the result of an increase in circuit board assembly sales. The increase in international sales is attributable to an increase in sales of Metretek's remote data collection products and systems in the United Kingdom. A comparison of Metretek's current domestic and international product mix is as follows:

                                       NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------
                                         2000                  1999
                                         ----                  ----
                                        (dollar amounts in thousands)

     Remote data collection
         products and systems          $ 3,504     54%        $3,711     60%
     Electronic corrector products       1,408     21%         1,830     29%
     Circuit board assembly sales        1,651     25%           665     11%
                                         -----                ------

     Total                             $ 6,563               $6,206
                                        ======                =====

         Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the nine months ended September 30, 2000 increased $1,274,000, or 12.7%, compared to the same period in 1999. Southern Flow's cost of sales and services for the nine months ended September 30, 2000 decreased $161,000, or 2.5%, compared to the same period in 1999. Southern Flow's gross profit margin after costs of sales and services increased to 25.0% for the nine months ended September 30, 2000 from 23.3% for the same period in 1999, which is within the range of normal fluctuations. Metretek's cost of sales and services for the nine months ended September 30, 2000 increased $833,000, or 22.7%, compared to the same period in 1999. This increase was primarily due to higher personnel and related overhead costs associated with circuit board assembly sales. As a result, although Metretek's revenues for the nine months ended September 30, 2000 increased approximately 5.8% compared to the same period in 1999, Metretek's overall gross profit margin decreased from 40.8% to 31.3% compared to the same period in 1999. PowerSpring incurred costs of sales and services in the amount of $602,000 during the nine months ended September 30, 2000, for which there were no comparable costs during the same period in 1999.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the nine months ended September 30, 2000 increased $1,503,000, or 61.1%, compared to the same period in 1999, due principally to increases in general and corporate expenses of approximately $1,450,000 related to increased professional services, personnel, travel and overhead costs incurred as a result of PowerSpring, for which there were no comparable costs during the same period in 1999.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the nine months ended September 30, 2000 increased $241,000, or 16.2%, compared to the same period in 1999. The increase in selling, marketing and service expenses relate to expenses incurred by PowerSpring of $737,000, for which there were no comparable costs during the same period in 1999, partially offset by a decrease in selling related costs by Metretek of $496,000.

         Depreciation and amortization expenses include the depreciation and amortization of real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the nine months ended September 30, 2000 increased $210,000, or 22.0%, compared to the same period in 1999, due to the addition of depreciable equipment in connection with the development of PowerSpring.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the nine months ended September 30, 2000 increased $8,749,000, or 1,097.1%, compared to the same period in 1999. The increase is due primarily to PowerSpring development expenditures for which there were no comparable costs in 1999.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the nine months ended September 30, 2000 decreased $103,000, or 47.8%, compared to the same period in 1999. The decrease reflects reduced borrowings in 2000 compared to the same period in 1999 as we utilized private placement proceeds to limit borrowings on our credit facility.

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

         Net cash used by operating activities of approximately $8,853,000 for the nine months ended September 30, 2000 was the net result of the following:
(i) approximately $11,083,000 of cash used to fund continuing operations, before changes in assets and liabilities; (ii) approximately $2,412,000 of cash provided by changes in working capital and other asset and liability accounts; and (iii) approximately $182,000 of cash used by discontinued operations.

         We plan to continue and expand our research and development efforts to enhance our existing products and services and to develop new products. Research and development expenses in the amount of $9,547,000 were incurred in the nine months ended September 30, 2000. We anticipate that our research and development costs in 2000 will total approximately $9,800,000, of which $800,000 relates to Metretek's business and $9,000,000 relates to PowerSpring's business.

         We anticipate capital expenditures in 2000 of approximately $3,400,000, primarily for computer software and hardware purchased to support PowerSpring's Internet-based business. Capital expenditures for the nine months ended September 30, 2000 totaled $3,341,000.

       On July 14, 2000, pursuant to the provisions of our Warrant Agency Agreement, dated as of September 10, 1998 (the "Warrant Agreement"), with Computershare Trust Company, Inc. (formerly known as American Securities Transfer & Trust, Inc.) (the "Warrant Agent"), we sent a written Notice of Redemption to all holders of our Common Stock Purchase Warrants (the "Warrants") issued under the Warrant Agreement. We had issued the Warrants as a dividend in September 1998 to all holders of our Common Stock. Pursuant to the Notice of Redemption and the Warrant Agreement, we have redeemed all Warrants that remained outstanding and unexercised at 5:00 p.m., Denver,

Colorado time, on August 14, 2000 (the "Redemption Date"), the date fixed for the redemption of the Warrants. Until 5:00 p.m., Denver, Colorado time, on the Redemption Date, each Warrant was exercisable for one share of Common Stock at an exercise price of $4.00 per share. A total of 694,046 Warrants were exercised, for 694,046 shares of Common Stock, after the Notice of Redemption was given, resulting in net proceeds to us, after fees and expenses, of approximately $2.6 million. These expenses included the fees and expenses of Stifel, Nicolaus & Company, Inc., which served as the dealer manager in connection with the redemption of the Warrants. We used the net proceeds from the Warrant exercises primarily to fund the development, operation and growth of PowerSpring. The 145,629 Warrants that were not exercised as of the Redemption Date have ceased to be exercisable and holders thereof are entitled only to the redemption price of $.01 per Warrant.

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

         On February 4, 2000, we completed the $14,000,000 Units Private Placement by issuing 7,000 Units, including 1,450 Units we issued on December 9, 1999. Each Unit consisted of 200 shares of Common Stock, one share of Series B Preferred Stock and Unit

Warrants to purchase 100 shares of Common Stock. In the Units Private Placement, we issued 1,400,000 shares of Common Stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of Common Stock. The Units Private Placement was approved and ratified by our stockholders at a special meeting of stockholders held on February 3, 2000. The Units were issued to institutional investors and other "accredited investors" (as defined in Regulation D under the Securities Act). The primary purpose of the Units Private Placement was to raise capital to enable us to develop the Internet-based business of PowerSpring and to repay outstanding indebtedness.

         On September 13, 1999, we entered into a strategic relationship with Scient Corporation to assist us in designing and creating an Internet-based business to enable us to take its measurement information products, services, and data measurement technologies to the market of end-users of natural gas and electricity. The Internet project is being developed and operated through PowerSpring. In connection with the development of PowerSpring, we issued to Scient a warrant to purchase 125,000 shares of Common Stock. The Scient Warrant is exercisable until 2002, at exercise prices split between $5.00 and $10.00 per share. Scient has registration rights with respect to the Common Stock issuable upon the exercise of the Scient warrant.

         This initial development phase of PowerSpring, which was completed in September 2000, required aggregate expenditures of approximately $12.1 million, consisting primarily of research and development costs, consulting fees and expenses and costs of acquiring the requisite technology, including hardware and software.

         On September 28, 2000, we issued a $2.8 million unsecured convertible promissory note to Scient in fulfillment of our account payable to Scient. The convertible note is payable in quarterly installments, due March 31, 2002, bears no interest, and is convertible at any time at Scient's discretion into either shares of our Common Stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share.

         Compensation expense for the fair value of the Scient, Mercator and Lender warrants is being recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," over the period in which the services are being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $133,200 has been recognized in the consolidated statement of operations during the nine months ended September 30, 2000.

         On September 13, 1999, we entered into a consulting and joint venture agreement with Mercator, under which Mercator provided its energy procurement services to us on a consulting basis. In connection with our acquisition of Mercator, we issued to Mercator a warrant to purchase 60,000 shares of Common Stock. The Mercator warrant vests in three tranches from the date of issuance through March 2001, with exercise prices ranging between $4.50 and $5.50 per share, and expires in September 2002. Mercator has registration rights with respect to the Common Stock issuable upon the exercise of the Mercator warrant. In connection with our acquisition of Mercator, the consulting agreement, and a related stock option agreement between TotalPlan, Inc. and Mercator, were terminated, and Mercator transferred the Mercator warrant to Mr. Harpole.

         On April 14, 1998, we entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. We make monthly interest payments computed at prime plus 1% (9.5% at September 30, 2000) on outstanding balances of the Loans. The Loans mature on March 14, 2001.

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

         Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek. At September 30, 2000, we had a combined $3,349,836 in Loan availability, none of which was outstanding.

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

         Based on our current plans and assumptions, management believes that our capital resources, including cash and cash equivalents, amounts available under existing credit facilities and funds generated from operations will be sufficient to meet our currently anticipated cash needs, including our working capital needs, capital commitments and debt service requirements. However, we will have a continuing need for additional capital to accomplish our business strategy with respect to the growth of our businesses. Also, our existing line of credit expires in March 2001, and, depending upon our capital needs at that time, may need to be renewed or replaced. In addition, unanticipated events, over which we may have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales. We will also require additional capital in the future in order to make any significant acquisition of businesses or technologies.

         We may seek to raise any required additional capital from public or private equity financing, debt financing, or from other sources. Obtaining additional financing will depend on many factors, including market conditions, our operating performance and investor sentiment. Terms of debt financing could restrict our ability to operate our business or to expand our operations. In addition, if we raise additional capital by issuing capital stock or securities convertible into capital stock, stockholders could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders.

         Any capital raising will be subject to the consent of the Lender, if our credit facility is then in effect. In addition, depending on how it is structured, any capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that sufficient additional funds will be available to us on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to us, to the Lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on terms that are acceptable could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, in June 2000, was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, "new derivative accounting"). We will be required to the new derivative accounting for our fiscal year ending December 31, 2001. However, because we do not utilize derivative financial instruments, we do not believe the impact of the new derivative accounting will be material to our financial position or results of operations.

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

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ended December 31, 2000. While the Company has not completed its assessment of the impact of the adoption of SAB 101, it believes that the implementation will not have a material impact on its existing revenue recognition policies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are not historical facts. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan", "intend", "potential", or "scheduled" and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, beliefs and expectations with respect to the following:

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

     -    our history of losses and uncertainty of future profitability;

     - our ability to renew or replace our existing line of credit, which currently is set to expire in March 2001;

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

         We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statements for any reason, whether as the result of new information, future events or otherwise.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       In 1993, a former employee filed a lawsuit in Denver District Court against us and DVCO Fuel Systems, Inc. ("DVCO"), one of our former subsidiaries, alleging that we had conspired with third parties to defraud him and that we intentionally interfered with contracts in which he had an interest. We denied the former employee's claims and asserted counterclaims against him. In August 2000, the lawsuit was resolved pursuant to a settlement agreement with the release of all claims against us and DVCO. The impact of the settlement did not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 14, 2000, pursuant to the provisions of the Warrant Agency Agreement, dated as of September 10, 1998 (the "Warrant Agreement"), between us and Computershare Trust Company, Inc. (formerly known as American Securities Transfer & Trust, Inc.) (the "Warrant Agent"), we sent a written Notice of Redemption to all holders of our Common Stock Purchase Warrants (the "Warrants") issued under the Warrant Agreement. We had issued the Warrants as a dividend in September 1998 to all holders of our Common Stock. Pursuant to the Notice of Redemption and the Warrant Agreement, we have redeemed all Warrants that remained outstanding and unexercised at 5:00 p.m., Denver, Colorado time, on August 14, 2000 (the "Redemption Date"), the date fixed for the redemption of the Warrants. The Warrants, which previously were traded on the Nasdaq SmallCap Market under the symbol "MTEKW", ceased trading after the Redemption Date.

      Until 5:00 p.m., Denver, Colorado time, on the Redemption Date, each Warrant was exercisable for one share of Common Stock at an exercise price of $4.00 per share. A total of 694,046 Warrants were exercised, for 694,046 shares of Common Stock, after the Notice of Redemption was given, resulting in net proceeds, after fees and expenses, of approximately $2.6 million. These expenses included the fees and expenses of Stifel, Nicolaus & Company, Inc., which served as the dealer manager in connection with the redemption of the Warrants. We used the net proceeds from the Warrant exercises primarily to fund the development, operation and growth of PowerSpring. The 145,629 Warrants that were not exercised as of the Redemption Date have ceased to be exercisable and holders thereof are entitled only to the redemption price of $.01 per Warrant.

         On September 28, 2000, we issued a $2.8 million convertible promissory note to Scient Corporation, the Internet-based business consultant to PowerSpring, in fulfillment of our account payable to Scient. The convertible note is payable in quarterly installments, due March 31, 2002, bears no interest, and is convertible at any time at Scient's discretion into either shares of our Common Stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share. This issuance was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. We reasonably believed that the recipient of the convertible note had such knowledge and experience in financial and business matters to be capable of evaluating the risks and merits of the investment, and represented its intention to acquire the convertible note for investment only and not with a view to or for the sale in connection with any distribution thereof. The recipient had adequate access, through its relationship with us, to information about us and our business and operations. In connection with the foregoing issuance, no underwriters or broker-dealers were involved, no commissions were paid, and appropriate legends will be affixed to any common stock issued upon exercise thereof.



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    EXHIBITS

             10.1 Non-Negotiable Convertible Promissory Note, dated September 28, 2000, issued by Metretek Technologies, Inc. to Scient Corporation.
             27.1    Financial Data Schedule



              (b)    REPORTS ON FORM 8-K

                     Since June 30, 2000, we filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:


   FILING DATE             ITEM NO.                     DESCRIPTION
   -----------             --------                     -----------
July 14, 2000                 5, 7              Notice of Warrant Redemption
August 25, 2000               5                 Completion of Warrant Redemption

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  METRETEK TECHNOLOGIES, INC.



Date:    November 10, 2000        By:    /s/ W. PHILLIP MARCUM
         -----------------               -----------------------
                                         W. Phillip Marcum
                                         President and Chief Executive Officer




Date:    November 10, 2000        By:    /s/ A. BRADLEY GABBARD
         -----------------               ------------------------
                                         A. Bradley Gabbard
                                         Executive Vice President
                                         and Chief Financial Officer