Form 10KSB
period 2000-12-31
METRETEK TECHNOLOGIES INC
filed 2001-03-29
CIK 882154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM  ___________ TO ___________

                         Commission File Number: 0-19793
                          ----------------------------

                           METRETEK TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                               84-1169358
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         600 17TH STREET, SUITE 800 NORTH, DENVER, CO 80202 (Address of principal executive offices, including Zip Code)

                                 (303) 416-9200
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $21,657,750.

As of March 1, 2001, the aggregate market value of the shares of the issuer's Common Stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates was $7,257,107, based upon $1.63, the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

As of March 1, 2001, 5,908,067 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [x]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                Page
                                                                               Number
                                                                               ------
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS ................................       1

PART I
  Item 1.  Description of Business ........................................       2
  Item 2.  Description of Property ........................................      14
  Item 3.  Legal Proceedings ..............................................      14
  Item 4.  Submission of Matters to a Vote of Security Holders ............      14

PART II
  Item 5.  Market for Common Equity and Related Stockholder Matters .......      15
  Item 6.  Management's Discussion and Analysis of  Financial Condition and
           Results of Operations ..........................................      16
  Item 7.  Financial Statements ...........................................      35
  Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ...........................................      35

PART III
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act ..............      36
  Item 10. Executive Compensation .........................................      39
  Item 11. Security Ownership of Certain Beneficial Owners and Management .      46
  Item 12. Certain Relationships and Related Transactions .................      50
  Item 13. Exhibits and Reports on Form 8-K ...............................      50


SIGNATURES ................................................................      S-1

INDEX TO FINANCIAL STATEMENTS .............................................      F-1

EXHIBIT INDEX .............................................................      X-1

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). From time to time, we may publish or otherwise make forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan", "intend" "potential", "scheduled", variations of such words, and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, beliefs and expectations about the following:

      - our future prospects, including our revenues, income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

      - our products and services, market position, market share, business, growth, and strategic relationships;

      -     our business plans and strategies;

      - customer demand for and customer benefits attributable to our products and services;

      - industry trends, competition and market conditions, segments and trends;

      - the sufficiency of funds, from operations, available borrowings and other capital resources, to meet our future working capital, capital expenditure and business growth needs, including but not limited to our ability to renew or replace our existing line of credit;

      - our ability to successfully develop and operate our PowerSecure business;

      -     our ability to successfully develop, implement and operate
            PowerSpring;

      -     the effects of pending litigation; and

      -     future economic, business and regulatory conditions.

      These forward-looking statements are based on the current plans, intentions, beliefs and expectations of management, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks and uncertainties. Any or all of these forward-looking statements could turn out to be wrong. Forward-looking statements will be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under "Additional Factors That May Affect Our Business and Future Results" in Item 6 below, as well as other risks and uncertainties discussed elsewhere in this Report, in documents that we included as exhibits to or incorporated by reference in this Report and in our other reports and filings with the Securities and Exchange Commission ("SEC"). We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

      Metretek Technologies, Inc., through its subsidiaries ("Metretek" or "we"), is a diversified provider of energy technology measurement products, services and data management systems to industrial and commercial users and suppliers of natural gas and electricity. Metretek was incorporated in Delaware on April 5, 1991. In June 1999, Metretek changed its name from "Marcum Natural Gas Services, Inc." to "Metretek Technologies, Inc." We currently conduct our continuing operations through four subsidiaries:

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

      - PowerSecure, Inc. ("PowerSecure"), based in Denver, Colorado, which provides a turn-key program of distributed generation to industrial and commercial users of electricity.

      - PowerSpring, Inc. ("PowerSpring"), currently based in Denver, Colorado but being relocated to Melbourne, Florida, which designs and markets a web-enabled energy information management system.

      During 1998, we decided to discontinue the operations of Marcum Gas Transmission, Inc. ("MGT"). We formed MGT as a wholly-owned subsidiary to acquire or finance the acquisition of natural gas assets through private programs, and then to manage and maintain a small ownership interest in those programs. Our decision to discontinue MGT's operations was based on the declining prospects of the markets for these types of programs and in order to enable us to focus on operations with better potential. In December 1997, MGT sold one-third of its interests in two of the three programs it then managed, and in March 1998, MGT liquidated the third program. We do not intend to form or manage any new programs, although MGT will continue to manage the remaining two programs that operate natural gas related assets until we sell MGT's interest in those programs or liquidate those programs.

BUSINESS STRATEGY

      Our business strategy is to position ourself as an integrated provider of data management products, services and systems that enhance the flow of information to the energy industry. Our products and services have historically been aimed primarily at the natural gas industry, but we are directing more of our products and services to other segments of the energy industry, especially the electricity industry. The energy industry generally is undergoing fundamental regulatory and structural changes and trends. Our strategy is to acquire, develop and operate businesses that are positioned to take advantage of these trends.

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

      -     In 1994, we acquired Metretek Florida.

      - In 1998, we acquired the electronic corrector business from American Meter Company ("American Meter").

      -     In March 2000, we acquired Mercator Energy Incorporated
            ("Mercator").

While we regularly engage in discussions relating to potential acquisitions and dispositions, we have not entered into any agreement with respect to any material acquisition or disposition except as set forth above.

RECENT DEVELOPMENTS

      During 2000, a major part of our business strategy was focused upon the development of two new businesses: PowerSecure, our distributed generation business and PowerSpring, our Internet-based energy services business. The goal of PowerSecure is to provide a turn-key program of distributed generation to industrial and commercial users of electricity. PowerSecure acts as an integrator of distributed peak generation and energy information systems, allowing customers to make use of real-time pricing, peak-shaving and load interruption utility incentives. The goal of PowerSpring was to provide comprehensive energy consumption data and a broad array of additional information designed to facilitate the purchase and management of natural gas and electricity by commercial users of natural gas and electricity. PowerSpring was also intended to provide commercial gas and electricity users with a mechanism to manage their energy needs and reduce their energy costs. Our initial focus was the development of a website to provide a single source of information and services for commercial energy users. We are in the process of completely restructuring PowerSpring and its business. Most of the business operations of PowerSpring have been discontinued, with the remaining operations being transferred to Metretek Florida.

      On February 4, 2000, we completed a $14,000,000 private placement (the "Units Private Placement") of 7,000 units ("Units"), including 1,450 Units we issued on December 9, 1999. Each Unit consisted of 200 shares of Common Stock, 1 share of Series B Preferred Stock and warrants ("Unit Warrants") to purchase 100 shares of Common Stock. In the Units Private Placement, we issued 1,400,000 shares of Common Stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of Common Stock. The Units Private Placement was approved and ratified by our stockholders at a special meeting of stockholders held on February 3, 2000. The Units were issued to institutional investors and other "accredited investors" (as defined under Regulation D under the Securities Act). The primary purpose of the Units Private Placement was to raise capital to enable us to develop the Internet-based business of PowerSpring. A portion of the proceeds was also used to repay outstanding indebtedness.

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


METRETEK, INCORPORATED

      We acquired Metretek Florida in March 1994. Metretek Florida was founded in 1977 in Melbourne, Florida as a developer, manufacturer, and marketer of automated systems for remotely monitoring and recording energy consumption from a central location. The "Metretek System" consists of three components:

      - a solid state, electronic metering data collection product, with a built-in modem;

      -     a communication link; and

      - a software system for managing the collection and presentation of recorded data.

     Products. Metretek Florida's manufactured products fall into three categories: metering data collection products; electronic gas flow computers and volume correctors; and application specific recording products. All manufactured products are designed on similar platforms and then customized and configured for application specific and customer specific requirements.

      Metering data collection products, also known as automatic meter readers or AMRs, are installed on existing energy meters. The AMRs are designed to automatically collect and transmit metering data according to a schedule predetermined and preset by the customer. The AMRs contain an electronic printed circuit board ("PCB") assembly, which is designed and programmed to interface with an energy meter at the point of energy consumption. The PCB contains a microprocessor and modem, is packaged with AC or DC power and is installed on, or in close proximity to, the energy meter. Energy consumption data is collected, time-stamped, stored, and then transmitted by the AMR to a central location on which Metretek Florida software, running on a PC, or a PC network, manages the data collection and processing as well as storing the data in a Metretek Florida database. Communication from the remotely located AMRs to the central software system is usually accomplished using existing, standard voice grade telephone lines. In some instances, cellular telephones or radios are used for communications, depending upon the availability and expense of telephone lines and upon customer preferences. Energy distribution companies use data from the Metretek System for multiple purposes including system balancing, customer contract compliance, meter synchronization, and billing.

      As a result of a strategic acquisition of assets from American Meter Company ("American Meter") in May 1998, Metretek Florida also manufactures and markets a complete line of electronic natural gas flow computers and volume correctors. The corrector product line provides the following features and functions:

      - instantaneous, real time correction of metered volumes for variations in flowing gas pressure and temperature;

      - on board microprocessor and memory for calculation (per American Gas Association formulas) and storage of corrected gas volumes;

      - standard built in modem for remote interrogation, configuration, and data collection; and

      -     user configurable electronic outputs for control and alarm purposes.

      In addition to the AMR and corrector product lines, Metretek Florida manufactures and markets systems consisting of remote recorders and central system software for monitoring and recording gas pipeline pressure and for monitoring cathodic protection systems, and distributed electrical generation systems.

      Services. Metretek Florida provides custom software development, various levels of technical support, and training to its customers. It also offers "Total Data Services" to customers who are unable or unwilling to purchase and operate a complete Metretek System. This turn-key service includes providing and installing the remote recorders, collecting the data in Melbourne, Florida and furnishing timely, accurate, properly formatted data to the customer by means of e-mail, file transfer, or the Internet. The customer is charged monthly, based on the quantity of data collected and the frequency at which it is collected.

      In 1997, Metretek Florida acquired two small printed circuit board contract manufacturing firms, Sigma VI, Inc. ("Sigma VI") and Quality Contract Manufacturing, Inc. ("QCMI"). These strategic acquisitions facilitated Metretek Florida to obtain greater control over the quality and timeliness of its PCB requirements and diversifying and expanding the business of Metretek Florida outside of the utility industry. The automated assembly equipment and experienced personnel acquired permit Metretek Florida to offer contract manufacturing services to local electronics manufacturers who have short run, high quality, quick turnaround requirements. The contract manufacturing business, now operating as Marcum Contract Manufacturing, generates incremental revenue and margin and makes staffing during utility business peaks and valleys more manageable.

      Markets. Historically, Metretek Florida's AMR Systems have been sold to natural gas distribution companies who use the system to remotely and automatically monitor and record the consumption of their largest industrial and commercial accounts. Sixty of the largest one hundred gas distribution utility companies in North America currently use the Metretek System. In a deregulated environment, the timely and accurate consumption data provided by the Metretek System is of great value to the gas supply, gas control, marketing, customer service, and billing functions within the gas distribution utility. Electronic gas volume correctors are sold to gas distribution utility companies, gas pipeline companies, gas producers and gatherers, and industrial consumers of natural gas. Contract manufacturing services are marketed in the State of Florida, primarily in Brevard County and surrounding counties.

      Marketing and Customer Service. Metretek Florida utilizes a direct sales force in the United States and the United Kingdom, and has agreements with independent representatives and distributors for the promotion, sale, and support of its products outside these two countries. Metretek Florida provides its customers with system installation and start up service, 24/7 telephone technical support, regularly scheduled product training, custom software development, system monitoring and troubleshooting, and network management services.

      Metretek Florida regularly participates in utility industry conferences, symposiums, and trade shows and maintains membership in several national and regional utility company associations. Metretek Florida also advertises in and contributes editorially to industry trade journals, utilizes direct mail/e-mail and telemarketing and has a home page on the Internet (www.metretekfl.com).

      International. Outside the United States, Metretek Florida has sold AMR Systems to gas distribution utility companies in the United Kingdom, Netherlands, Pakistan, Australia, Argentina, Brazil, and Canada. All of the six major gas distribution utility companies in Canada own and operate Metretek Systems. Metretek Europe Ltd, a wholly owned subsidiary of Metretek Florida, located in Camberley, Surrey, United Kingdom, promotes, sells, and supports Metretek Florida products in the United Kingdom and Western Europe. Metretek Florida also sells gas volume correctors in Canada, Columbia, Brazil, Argentina, Australia, Taiwan, and Korea. Over the past three years, between 11% and 21% of Metretek Florida's annual sales have been generated in international markets.

      Acquisitions. Metretek Florida's business strategy includes the acquisition of, and strategic alliances with, metering equipment manufacturers and software application developers that can utilize or enhance the sale of Metretek Florida's products and services.

      In 1991, Metretek Florida acquired Sigma VI and QCMI, which were small printed circuit board contract manufacturing firms. In 1998, Metretek Florida acquired substantially all of the assets and business of American Meter pertaining to electronic gas volume correctors and pressure recorders and non radio frequency meter reading devices traditionally sold to the utility industry. In connection with that acquisition, American Meter agreed not to compete with Metretek Florida in the acquired business for five years from the closing date. Under a separate agreement, American Meter and its affiliates have the right to continue to sell the acquired products in markets outside the U.S. by purchasing the products from Metretek Florida at certain agreed upon prices and re-selling to utility companies at negotiated or market prices.

      PowerSpring. As discussed below, we are in the process of restructuring PowerSpring such that the PowerSpring product line, and certain assets and obligations of PowerSpring, are being transferred to Metretek Florida, in anticipation that PowerSpring will become a product line of Metretek Florida. See "-- PowerSpring" below.

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

POWERSECURE, INC.

      We formed PowerSecure in the fall of 2000 to engage in the business of distributed generation, and PowerSecure received its first distributed generation contract in January 2001. The goal of PowerSecure is to be a national integrator of distributed generation and energy information management systems, allowing customers, primarily industrial and commercial users of electricity, to make use of real-time pricing, peak-shaving and load interruption utility incentives. Distributed generation is on-site power generation that supplements or bypasses the public power grid by generating power at the customer's site. PowerSecure provides a power supply, typically a diesel generator system built on the customer's site, to serve as an alternative source of power for the customer's business needs. PowerSecure's turn-key program covers virtually all elements of the peak-power supply chain, including system design, installation, financing, operation, rate analysis and contract re-negotiation.

      Distributed Generation Background. The demand for distributed generation is driven primarily by the need for high quality, high reliability power. The need for power quality and reliability, in turn, is driven directly from end-users, especially industrial and commercial users of energy, due to the rapidly growing demand for computer-grade reliability and the reliance upon sensitive digital electronics, the outstripping of electricity supply by new demand and the emergence of an Internet-based economy. This need for reliable power has become apparent in light of brown-outs and black-outs in California this winter and in the U.S. midwest in 1998 and 1999. Distributed generation allows a business to improve reliability by providing a back-up power supply when the host utility can no longer provide electricity. Distributed generation can also protect businesses from power outages produced by storms, utility equipment failures and black-outs and brown-outs that result from instability on the utility power grids. In addition, businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity through alternative sources. Spikes in power prices, due to wild electricity spot price savings, have led many businesses to seek alternative sources of power to protect against these price spikes by "peak shaving". Peak shaving means utilizing distributed generation to avoid the high power prices charged by utilities during "peak" energy use periods.

      In addition, due to the current fragmentation of the energy markets, real-time energy information has become more critical to have and at the same time become increasingly more difficult to obtain. Many energy suppliers, especially utilizers, have complicated pricing standards that are difficult for energy users to understand and make it harder for them to monitor and manage their energy usage and costs. Energy deregulation adds to this complexity in managing energy usage and costs. In order to effectively manage their energy needs, commercial and industrial users of energy require real-time energy consumption information. PowerSecure offers its customers the opportunity to combine its distributed generation package with an accurate energy information management system.

      Several distributed generation technologies are available. PowerSecure currently utilizes a diesel-powered generator, which is widely used and is a proven, cost-effective distributed generation technology. Diesel-powered generators are able to generate power with reasonable efficiency at a reasonable cost. However, several new distribution generator technologies are emerging, and PowerSecure intends to utilize one or more of them as they demonstrate the ability to be commercially viable and affordable, as well a reliable and reputable power source. These new technologies include microturbines, which generate power using a small-scale natural gas-fueled turbine, fuel cells which combine hydrogen and oxygen as an electrochemical process to produce electricity, and solar cells, also known as photovoltic cells, which convert the sun's energy into electricity. Of these newer technologies, microturbines currently are the most available and, in our opinion, provide the most commercially viable source of electricity generation.

      PowerSecure provides a solution to these needs of industrial and commercial users of energy. By providing a turn-key program of distributed generation, combined with an energy information management system, the PowerSecure system provides energy users with a seamless interoperative active communication between the supply-side and demand-side components of the customer's power system to capture peak-shaving opportunities and to quickly respond to emergency and interruption situations. The elements of PowerSecure's distributed generation package include:

      -     designing and engineering the distributed generation project;

      - negotiating with the utility to establish the electricity inter-connect with the utility;

      -     acquiring and installing the generators;

      -     acquiring or building and installing the switch gear;

      -     performing and managing the installation;

      -     assisting in obtaining the third-party financing of the project; and

      -     providing ongoing monitoring and servicing of the project.

      Sales and Marketing. PowerSecure markets its distributed generation systems primarily through utilities. It partners with utilities to combine its distributed generation package with other products or services that the utilities offer, and assist the utilities in the process of marketing our distributed generation package to their customers. In addition, PowerSecure maintains a small direct sales force in the United States to market its offerings directly to industrial and commercial users of electricity. PowerSecure's marketing efforts are primarily focused on brand building, product awareness and lead generation, as well as advertising, seminars and conferences. PowerSecure also seeks to leverage the customer relationships of Metretek Florida.

      Contracts and Backlog. As of December 31, 2000, PowerSecure had not commenced any distributed generation projects. To date in 2001, PowerSecure has acquired contracts for distributed generation projects with an aggregate present value equal to approximately $6.4 million. These contracts are scheduled to be completed during the summer of 2001. The current distributed generation projects have an approximate three to four month lead time from commencement to completion, although we anticipate larger projects may require longer lead times.

POWERSPRING, INC.

      PowerSpring was organized to operate as our Internet-based energy services subsidiary. We formed PowerSpring as a wholly-owned subsidiary incorporated in Delaware in August 1999 under the name "Metretek Internet Services, Inc.", and in February 2000 we changed its name to "PowerSpring, Inc." On March 17, 2000, PowerSpring acquired Mercator Energy Incorporated, a Denver-based natural gas services and brokerage company, in exchange for which we issued, among other consideration, 12.5% of the outstanding capital stock of PowerSpring. As of the date of this Report, we own 87.5% of the outstanding capital stock of PowerSpring.

      We originally formed PowerSpring to carry out our Internet-based business objective to be the leading Internet provider of energy information products, services and technologies. The goal of PowerSpring was to create a proprietary virtual energy management system to enable us to take our measurement information products, services and data management technologies to a broader market of end-users of natural gas and electricity. We sought to accomplish this through PowerSpring by creating a comprehensive marketplace on the Internet for energy consumers and suppliers to take advantage of deregulated energy markets. The core concept of the PowerSpring business model was for PowerSpring to provide its customers with Internet-based energy services, including near real time energy consumption information, which would be derived through the use of Metretek Florida's AMR technology and new PowerSpring Internet-enabled energy management tools. In addition, PowerSpring would assist its customers in procuring natural gas and electricity in the deregulated energy markets.

      PowerSpring's offerings were to be marketed to a large base of commercial and industrial natural gas and electricity consumers through various sales methods, including direct sales managers, telemarketing and aggressive,

Internet-based advertising and marketing campaigns. PowerSpring set out to build an efficient, technologically-based operation that could be scaled to service and support the requirements of a very large number of electricity and natural gas end-users. Being first to market, and obtaining significant capital financing to support both the development of PowerSpring technologies and the cost of the aggressive growth plans of the business, were two elements key to the success of the PowerSpring objective. In September 1999, in furtherance of our Internet-based business strategy, we entered into an agreement and strategic relationship with Scient Corporation ("Scient"), an eBusiness systems designer and innovator, to assist us in designing, developing and implementing a viable Internet-based business strategy.

       In order to finance the initial phase of the development of PowerSpring, we took several actions at the Metretek Technologies level to raise capital. In September 1999, we entered into an amendment to the terms of our credit facility, which amendment modified certain covenants of our credit facility to provide the initial financing of PowerSpring. In February 2000, we completed the $14 million Units Private Placement, the proceeds of which were used principally to develop the Internet technologies to be used by PowerSpring to support the needs of its potential customers. In August 2000, we completed a call of outstanding warrants we had issued as a dividend in 1998, which warrant call resulted in total proceeds of approximately $2.6 million that provided additional funding for PowerSpring.

      In October 2000, PowerSpring entered into an agreement with the Institute of Real Estate Management ("IREM"), under which IREM exclusively sponsors and endorses PowerSpring products to its members, and under which IREM granted to PowerSpring an exclusive, revocable license to use certain IREM trademarks in connection with the marketing of the PowerSpring program. Under the IREM agreement, PowerSpring pays to IREM a quarterly royalty, on a commission basis based upon actual purchases and usage of PowerSpring systems by IREM members. PowerSpring will also pay to IREM a sales royalty, on a commission basis, if members of other real estate organizations become customers of PowerSpring after such real estate organization formally sponsors PowerSpring's products and services. In addition, PowerSpring issued to IREM a warrant to purchase
100,000 shares of PowerSpring common stock exercisable at $0.60 per share so long as the agreement remains in effect. The agreement is terminable by either party if certain target criteria are not satisfied after two years.

      The initial focus of our Internet-based business strategy was to develop and launch a website providing the means for management of real time energy information and the exchange of energy products. In June 2000, PowerSpring launched its website: PowerSpring.com. During the development of PowerSpring, we recognized that once the initial development stage was completed and the website was launched, the further development and growth of PowerSpring would require significant additional funds to support its growth plans, including its continuing and growing overhead, its plans for an aggressive direct sales and marketing effort, and its anticipated capital expense needs, including the capital costs associated with the installation of Metretek Florida's AMR equipment on new customer sites. In order to develop and expand PowerSpring, we attempted to raise significant additional funds, beyond the proceeds of the capital financings at the Metretek Technologies level discussed above, from the proceeds of private equity and venture capital funding at the PowerSpring level. Unfortunately, we believe that due primarily to the down-turn in the public equity markets for technology stocks in general, and Internet stocks in particular, and the resulting negative effect on private investments in those sectors, we were unable to raise any further capital to finance PowerSpring. As our capital resources were consumed by the costs of developing PowerSpring, we were required to explore other avenues of financing and to re-think our Internet-based business strategy. We explored all available avenues of continuing the business of PowerSpring, including methods of raising capital, strategic alliances, partnerships and combinations, and restructuring. By December 31, 2000, PowerSpring had abandoned plans for any significant financings from external sources, and had enacted several significant changes in its business model.

      Over the past several months, PowerSpring has been substantially scaled down and has laid off most of its employees. The project with Scient has been completed, and the development costs of PowerSpring have been almost entirely terminated. Management is in the process of discontinuing PowerSpring as an independent operating subsidiary. The Internet-based offerings of PowerSpring, along with the markets to which its products will be sold, have been substantially restructured and re-defined. Management intends to transfer the PowerSpring product line and website to the Metretek Florida, in consideration for which Metretek Florida will pay certain expenses and assume certain obligations of PowerSpring in anticipation that PowerSpring will become an additional product offering, the web-based product offering, of Metretek Florida. Management anticipates that both the existing PowerSpring website and the PowerSpring name will survive as a product line that is identifiable with and sold by Metretek Florida. Also, in furtherance of this discontinuance of the PowerSpring subsidiary and the restructuring of its business, we are in the process of eliminating virtually all existing overhead associated with the PowerSpring subsidiary.

       The PowerSpring offerings are being redefined to be marketed as an Internet-based set of energy management tools that includes near real-time energy consumption information. However, the concepts of aggressively marketing the PowerSpring programs directly to multitudes of industrial and commercial end-users of energy and of procuring natural gas and electricity for consumers have been abandoned. We now intend to market and sell the PowerSpring product line to commercial and industrial customers exclusively through private labeling and partnering joint ventures and programs with natural gas and electricity utility companies and their affiliates and through our relationship with IREM. PowerSpring is marketing an Internet-based software platform which provides utility companies with an immediate web-enabled Internet energy portal specifically designed for industrial and commercial customers. This PowerSpring software platform can be privately labeled for individual utility companies enabling customers as well as employees and affiliates to have access to near real time energy consumption data and timely energy industry news and information. This PowerSpring software platform is being marketed as an additional product offering of Metretek Florida. To support this effort, we are continuing to develop the capability and functionality of the PowerSpring.com website, and expect to release a new version with major enhancements in April 2001.

      Although we are in the process of substantially restructuring the PowerSpring product line, business strategies, target markets, and sales and marketing strategies, we continue to endorse many of the original PowerSpring concepts. As a result of rapidly increasing energy prices and changing energy markets, we believe that commercial and industrial energy consumers will seek better tools to assist in their pursuit to better manage energy costs, conservation and consumption. Rather than abandoning the PowerSpring business in its entirety, we are seeking a methodical and substantially more cost-effective approach to the marketing of the PowerSpring product offerings by incorporating them into Metretek Florida's business. However, because this restructuring of PowerSpring is currently in process, we can offer no assurance or guaranty as to the future of PowerSpring, either as an entity or as a product line, or as to the extent of any further restructuring and modifications. In addition, we cannot offer any assurance that the PowerSpring offerings will ever be commercially viable or acceptable, or will ever generate substantial revenues or any profits for us.

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

      Our current and prospective competitors include:

            - large and well established provider of AMR systems, such as Itron Corp, Badgar and Invensys;

            - large, well established and diversified companies like Schlumberger, Emerson and Asea Brown Boveri that have divisions or subsidiaries devoted to our markets;

            - in-house services provided by utilities and major oil and gas companies;

            - large, well established and diversified oil and gas companies like Enron Corp., Duke Energy Corp. and Williams Energy; and

            - numerous prospective competitors that may offer energy information.

      We believe that our ability to compete successfully will depend upon many factors, many of which are outside of our control. These factors include:

            - performance and features functionality and benefits of our, and our competitors', products and services;

            - speed of development and implementation of new and enhanced products and services;

            -     our responsiveness to customers needs;

            -     ease of use of products and services;

            - quality and reliability of our, and our competitor's products and services;

            -     reputation;

            -     sales and marketing efforts;

            - our ability to develop and maintain our strategic relationships;

            -     price of competitors' products and services; and

            - the timing and market acceptance of new products and services and enhancements to existing products and services developed by us and our competitors.

      We believe that we currently compete favorably with respect to the above factors. We do not typically attempt to be the low cost product or procedure. Rather, we endeavor to compete primarily on the business of products and service quality rather than price. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors' innovations. We cannot guarantee that our products and services will continue to compete favorably or that we will be successful in facing the increasing competition for new products and enhancements introduced by our existing competitors or new competition entering the market.

      Many of our existing competitors, as well as a number of potential new competitors, have better name recognition, longer operating histories, larger customer bases and greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. Increased competition could also result in price reductions, reduced gross margins and loss of market share, and the inability to develop new businesses, which could materially and adversely affect our business. We cannot assure that we will have the financial resources, technical expertise, or marketing and support capabilities to successfully compete.

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

      The market for distributed generation products are highly competitive and rapidly changing and evolving. PowerSecure's competition is primarily from existing distributors of generators, such as Caterpillar, Inc., Detroit Diesel, Cummins Inc., Kohlers and Generac, as well as small regional electric engineering firms compete in certain aspects of distributed generation production. Also, PowerSecure faces competition in some specific portions of its distributed generation business. For example, some small regional electric engineering firms specialize in the engineering aspects of the distributed generation. Similarly, several well established companies have developed microturbines used in distributed generation, such as Capstone Microturbines, Honeywell (formerly Allied Signal), Elliot/General Electric Company, and NREC (Ingersoll-Rand), as well as a number of major automotive companies. A number of companies are also developing alternative generation technology such as fuel cells and solar cells.

REGULATION

      Regulation of Natural Gas. Our operations are affected in various degrees by political developments and federal and state laws and regulations. In particular, natural gas production, operations and economics are affected by price controls, by environmental, tax and other laws relating to the natural gas industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such laws, rules and regulations. Natural gas industry legislation and agency regulation is periodically changed for a variety of political, economic and other reasons. Natural gas sales have been deregulated at the wholesale, or pipeline, level since Federal Energy Regulatory Commission Order 636 was issued in 1992. Since that time, individual states have been studying various methods for deregulating natural gas sales at the retail level. Some states have already deregulated natural gas sales for industrial customers and certain classes of commercial and residential customers. Other states are currently conducting pilot programs that allow residential and small commercial consumers to select a provider of their choice, other than the local distribution company, to supply their natural gas. As natural gas sales are deregulated, on a state by state basis, we believe that timely collection and reporting of consumption data will be needed and desired by certain customers, utility companies and energy service providers. We believe that we may benefit from such a regulatory environment.

      Regulation of Electricity. The electric utility industry is undergoing fundamental structural changes due to deregulation. The traditional utility structure, consisting of a vertically integrated system operating as a natural monopoly with rates set in relation to cost, has historically presented utilities with little incentive to improve service quality or operating efficiency. Customer demands and regulatory mandates by federal and state governments are opening the electric utility market to competition, forcing electric utilities to transform themselves from regulated monopolies into competitive enterprises. While regulatory initiatives vary from state to state, many involve a shift away from vertically integrated operations and rate-of-return rate making, in which an electric utility's rates are determined by its return on assets, to performance-based rate making, in which an electric utility's rates and profitability are based upon its cost, efficiency, and service quality. This deregulatory movement in the electricity industry follows a similar deregulatory movement in the natural gas utility industry. Today, many commercial and industrial natural gas customers can purchase natural gas directly from producers or brokers, while utilities are required to provide transportation of such natural gas to customers' facilities. We expect a similar result from electricity deregulation.

      Several major electric utilities have recently entered into merger agreements and other consolidation transactions and bought and sold generation assets. The restructuring has also focused on opening the electric power production industry, in certain markets, to full competition in the next few years and ultimately providing customers access to multiple suppliers. Federal legislation, such as the National Energy Policy Act of 1992 (the "Energy Policy Act"), has opened utility transmission lines to independent power producers in an effort to increase competition in the wholesale electric power generation market. Under the Energy Policy Act, individual states have the sole authority to mandate the transport and delivery or "wheeling" of electric power to retail customers. As a result, many states now have legislation or final commission orders to mandate retail wheeling and most of the other states are in various stages of considering the implementation of retail wheeling and unbundling, both at legislative and regulatory levels. Meanwhile, a number of other states are also requiring utilities to "unbundle," or offer as separate services, metering, billing and collection, and more states are formally investigating such unbundling.

Unbundling implies that a third party, such as a new power market participant, would be free to own the electric meter that measures usage and attaches to a commercial, industrial or residential customer's premises. Traditionally, the owner of the meter has been the electric utility which has also had a monopoly in providing metering, billing, and collection services. In California, one state that has advanced in the deregulation process, the California Public Utility Commission mandated competitive retail wheeling and unbundling. By mandating retail wheeling the California PUC allows the customer to choose among energy service providers. The California PUC has also mandated hourly metering capability for commercial and industrial customers choosing direct access and which require more than 50kW of power, which will be decreased to 20kW in the year 2002.

      The changing regulatory environment means that new power market participants will be entering into a market traditionally dominated by established utilities. For example, dozens of parties have registered with the California PUC as Registered Energy Service Providers to provide electric services in California. The established utilities are focused on retaining and increasing their market share as a result of competition. Both new power market participants and established utilities will be striving to optimize their offerings and to distinguish themselves in the market. The same capabilities will enable energy service providers to meet regulatory metering and forecasting requirements, offer superior, competitively-priced services, collect customer information and diversify by adding additional applications as available.

      We believe that deregulation will require recordation of electric power consumption data more frequently than is presently customary through a much wider use of daily, hourly and possibly even more frequent meter readings. In fact, hourly meter reading has already been mandated for commercial and industrial customers in California. Other deregulating states which require hourly metering for commercial and industrial customers include Michigan and Arizona. It is possible that other states will follow. We believe that our AMR technology, or meter reading technology similar to it, will be needed to do such hourly meter reading.

      We believe that regulatory reform will result in new opportunities for us to provide our products and services, such as AMR and other functions typically performed by utilities, directly to end-user customers. In addition, we believe there are a number of new business opportunities that we will be able to develop for capitalizing on the value of the information that can be derived from our products and services.

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

EMPLOYEES

      At February 28, 2001, we had 233 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

RESEARCH AND DEVELOPMENT

      In the past, most of our basic research and development activities have been conducted by Metretek Florida. Metretek Florida research and development is focused on enhancements to its product and service offering that address anticipated customer requirements and potential new markets. Current research and development projects at Metretek Florida include development of data collection products that utilize the paging network for communication as a less costly alternative to telephonic communication, an Internet-based data logger, Internet software applications, and an improved electronic gas volume corrector with new set-up and configuration software.

      Recently, we engaged in an extensive research and development program for the business of PowerSpring. We incurred $2,226,000 and $9,917,000 for research and development expenses during the years ended December 31, 1999 and 2000, respectively, of which $1,196,000 and $9,181,000, respectively, were attributable to PowerSpring. We intend to continue and expand our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies, but we do not anticipate significant research and development expenditures will be devoted in the future to PowerSpring. However, we do intend to develop the Internet capabilities of PowerSecure, Metretek Florida and Southern Flow.

RAW MATERIALS

      Our subsidiaries purchase memory chips, electronic components, printed circuit boards, diesel generators, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials for their products. While, in the opinion of management, the loss of any one supplier of materials would not have a material adverse impact on our business or operations, shortages in certain components such as memory chips, supply problems from our suppliers or our inability to develop alternative sources of supply quickly or cost-effectively could materially impact our ability to manufacture our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in PowerSecure's business have significant lead times before they are available, which may affect the timing of PowerSecure's project completions.

PROPRIETARY RIGHTS

      Our success and ability to compete are dependent in part upon our proprietary rights and technology. We rely primarily on a combination of copyrights, trademarks and trade secret laws to establish and protect our rights in our products and proprietary technology. We do not believe that our competitive position is dependent upon intellectual property laws or that our operations are dependent upon any individual copyrights, trademark or other intellectual property right. Rather, we believe that, due to the rapid pace of technology and change within the energy industry, the following factors are more important to our ability to establish and maintain a position of technology leadership:

      -     the technological and creative skills of our personnel;

      -     new products and service development;

      -     frequent product and service enhancements;

      -     name recognition;

      -     customer training and support; and

      -     reliable product support.

      We generally require our employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of proprietary technology. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate. In addition, the laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws in the United States. Despite our efforts to protect our proprietary rights, it may be possible for unauthorized third parties to copy, reverse engineer or otherwise obtain, use or exploit aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Our actual and potential competitors may independently develop technologies similar or superior to our technology or design around the proprietary rights owned by us. Although we are not aware that our products or technologies infringe on the proprietary rights of third parties, we cannot provide any assurance that others will not assert claims of infringement against us in the future or that, if made, such claims will not be successful or will not require us to enter into royalty arrangements or result in costly and time-consuming litigation.

      We rely on certain technology which we license from third parties. Our success will depend in part on a continued ability to obtain and use licensed technology that is important to the functionality of our products and services. Our inability to continue to procure or use such technology could have a material adverse effect on our business, financial condition and operating results.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease our principal executive offices located in downtown Denver, Colorado. The leased space contains 3,443 square feet. The lease currently has a monthly rental obligation of $4,906, including operating costs, expires July 31, 2001, and contains a market-rate renewable lease provision. In order to consolidate facilities and achieve cost savings, we moved our principal executive officers to PowerSpring's facility in December 2000.

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

      Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 66,000 square feet, total monthly rental obligations of approximately $31,000 and terms expiring at various times through 2001. In addition, Southern Flow owns and occupies land and an 8,600 square foot office building in Dallas, Texas.

      PowerSpring leases its principal business office located in downtown Denver, Colorado. The leased space contains 13,221 square feet. The lease currently has a monthly rental obligation of $11,017 and expires December 31, 2001.

      We intend to locate new principal executive offices in Denver, Colorado by the end of 2001, and will examine the facilities needs of PowerSecure, as well as of our other subsidiaries, during 2001.


ITEM 3. LEGAL PROCEEDINGS

      On January 5, 2001, Douglas W. Heins, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint in the District Court for the City and County of Denver, Colorado against us, Marcum Midstream 1997-1 Business Trust (the "Trust"), Marcum Midstream-Farstad, LLC, Marcum Gas Transmission, Inc., Marcum Capital Resources, Inc., Farstad Gas & Oil, LLC, Farstad Gas & Oil, Inc., W. Phillip Marcum, Richard M. Wanger, Jeff Farstad and Daniel J. Packard. The complaint alleges that the plaintiffs, either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in Marcum Midstream 1997-1 Business Trust, an energy program of which MGT, a wholly-owned subsidiary of Metretek, is the managing trustee and Messrs. Marcum, Wanger and Farstad are the active trustees. Specifically, the plaintiff claims that his damages resulted from the defendants allegedly recklessly or intentionally making false and misleading statements, and/or willfully participating in a scheme or conspiracy and/or aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the Trust's units. The Trust raised $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Texas. The plaintiff seeks, among other things, to have the court declare the suit a proper class action and award compensation and/or punitive damages in an unspecified amount, together with interest, attorneys fees and other costs. On March 5, 2001, we filed a motion to dismiss the complaint. The court has not ruled on the motion to dismiss or on the request for class certification. Because this litigation is in the early stages, we cannot predict the outcome of this litigation or the impact the resolution of this claim will have on our business, financial position or results of operations. We intend to vigorously defend the claims against us and our officers, directors and certain trustees.

      From time to time, we are involved in other disputes and legal actions arising in the ordinary course of business. We intend to vigorously defend all outstanding claims against us. Although the ultimate outcome of these claims cannot be predicted with certainty due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, none of the other currently pending or overtly threatened disputes is expected to have a material adverse effect on our business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      Our Common Stock is traded on the Nasdaq National Market under the symbol "MTEK." Our "Dividend Warrants", which were issued as a dividend to stockholders on September 18, 1998, were traded on the Nasdaq SmallCap Market under the symbol "MTEKW" until we redeemed them on August 14, 2000. The following table sets forth, for the periods indicated, the range of the high and low closing sale prices of the Common Stock, as reported on the Nasdaq National Market, and of the Dividend Warrants, as reported on the Nasdaq SmallCap Market:


                                          COMMON STOCK            DIVIDEND WARRANTS
                                     --------------------       ---------------------
                                      HIGH          LOW          HIGH           LOW
                                     ------        ------       ------         ------
YEAR ENDED DECEMBER 31, 1999:
First Quarter ...............        $ 2.31        $ 1.56       $ 0.63         $ 0.31
Second Quarter ..............          2.25          1.44         0.56           0.25
Third Quarter ...............          7.56          2.16         3.81           0.41
Fourth Quarter ..............          6.75          4.44         3.38           1.75

YEAR ENDED DECEMBER 31, 2000:

First Quarter ...............         17.63          4.25        13.63           1.63
Second Quarter ..............         11.88          5.88         7.63           2.50
Third Quarter ...............          6.75          2.63         9.38*          0.06*
Fourth Quarter ..............          4.31          0.88           --             --

----------------

* Through August 14, 2000.

HOLDERS

      As of March 1, 2001, there were 245 holders of record of our Common Stock. Because many of the shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine precisely the total number of stockholders represented by these record holders, but we estimate, based upon available information, that there are at least 3,000 beneficial owners of our Common Stock.

DIVIDENDS

      We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying any cash dividends on the Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. In addition, the terms of our credit facility prohibit the payment of dividends (other than on the Series B Preferred Stock) without the consent of our lender, and the terms of our Series B Preferred Stock contain certain restrictions on our ability to pay dividends on our Common Stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

      Holders of Series B Preferred Stock are entitled to receive dividends in cash at the rate of 8% per annum, which dividends may be paid or accrued, plus any additional dividends declared by the Board of Directors, and are entitled, under specified circumstances, to participate in dividends declared or paid on the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

      On November 7, 2000, as a royalty payment to a licensor under a license agreement, we issued 14,598 shares of Common Stock to the licensor. This issuance was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. We reasonably believed that the licensor had such knowledge and experience in financial and business matters to be capable of evaluating the risks and merits of the investment, and the lien represented its intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any unregistered distribution thereof. No broker or dealer was involved in the transaction, and the securities were not publicly offered. The licensor had adequate access, through contractual provisions and/or its relationship with us, to information about us, our business and operations, and the securities. Appropriate restrictive legends were affixed to the certificate issued to the licensor.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion and analysis of our results of operations for the years ended December 31, 2000 and 1999 and of our consolidated financial condition as of December 31, 2000 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

      The discussion in this item, as well as other items in this Form 10-KSB, contains forward-looking statements within the meaning of and made under the safe harbor provision of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are not historical facts. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan", "intend", "potential", or "scheduled", and variations of such words, and similar expressions, are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss below in this item and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Report.

RESULTS OF OPERATIONS

      The following table sets forth information related to our current primary business segments and is intended to assist you in understanding our results of operations for the periods presented.


                                                       YEARS ENDED
                                                         DECEMBER 31,
                                                 ------------------------------
                                                   2000                  1999
                                                 --------              --------
                                                  (dollar amounts in thousands)
REVENUES:
     Southern Flow .................             $ 11,335              $ 11,112
     Metretek Florida ..............                8,999                 8,234
     PowerSpring ...................                1,160                    --
     PowerSecure ...................                   --                    --
     Other .........................                  164                    19
                                                 --------              --------
     Total .........................             $ 21,658              $ 19,365
                                                 ========              ========

GROSS PROFIT (LOSS):
     Southern Flow .................             $  2,931              $  2,656
     Metretek Florida ..............                2,258                 2,929
     PowerSpring ...................                 (351)                   --
     PowerSecure ...................                  (40)                   --
                                                 --------              --------
     Total .........................             $  4,798              $  5,585
                                                 ========              ========

SEGMENT PROFIT (LOSS):
     Southern Flow .................             $  1,193              $    977
     Metretek Florida ..............               (1,450)               (1,715)
     PowerSpring ...................              (15,720)               (1,506)
     PowerSecure ...................                 (243)                   --
     Other .........................               (1,568)               (1,432)
                                                 --------              --------
     Total .........................             $(17,788)             $ (3,676)
                                                 ========              ========

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

     The operations of our distributed generation segment are conducted by PowerSecure. PowerSecure commenced limited operations in September 2000. For the year ended December 31, 2000, PowerSecure did not incur significant revenues or expenses.

     We evaluate the performance of our operating segments based on income
(loss) before income taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, results of insignificant operations, and income and expense not allocated to our operating segments.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      Revenues. Our consolidated revenues for the year ended December 31, 2000 increased $2,293,000, or 11.8%, compared to the same period in 1999. The increase was primarily due to the generation of revenue by PowerSpring, an increase in revenues by Metretek Florida and Southern Flow, and an increase in other revenues. PowerSpring recorded revenues of $1,160,000 for the twelve months ended December 31, 2000. There were no comparable revenues for the same period in 1999. Metretek Florida's revenues increased $765,000, or 9.3%, compared to the same period in 1999, consisting of an increase in domestic sales of $634,000 and an increase in international sales of $131,000. The increase in Metretek Florida's domestic sales was primarily the result of an increase in circuit board assembly sales. The increase in international sales is attributable to an increase in sales of Metretek Florida's remote data collection products and systems in the United Kingdom. A comparison of Metretek Florida's current domestic and international product mix is as follows:

                                          YEAR ENDED DECEMBER 31,
                                      2000                       1999
                                     ------                     ------
                                       (dollar amounts in thousands)
Remote data collection
   products and systems .....        $4,964        55.2%        $4,861        59.0%
Electronic corrector products         1,927        21.4%         2,370        28.8%
Circuit board assembly sales          2,108        23.4%         1,003        12.2%
                                     ------                     ------

Total .......................        $8,999                     $8,234
                                     ======                     ======

Southern Flow's revenues increased $223,000, or 2.0%, for the year ended December 31, 2000, compared to the same period in 1999. Other revenues increased by $145,000, or 747.2%, primarily due to increased interest income generated by higher cash balances during the period.

      Costs and Expenses. Costs of measurement sales and services include materials, labor, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the year ended December 31, 2000 increased $2,935,000, or 21.3%, compared to the same period in 1999. Metretek Florida's cost of sales and services for the year ended December 31, 2000 increased $1,436,000, or 21.7%, compared to the same period in 1999. This increase was due primarily to a higher mix of contract manufacturing business during the year ended December 31, 2000 compared to the same period in 1999. Contract manufacturing requires higher costs relative to revenues than Metretek Florida's AMR and corrector sales business, and, as a result, Metretek Florida's overall gross profit margin decreased from 35.6% to 32.9% compared to the same period in 1999. Southern Flow's cost of sales and services for the year ended December 31, 2000 decreased $52,000, or 0.6%, compared to the same period in 1999. Southern Flow's gross profit margin for the year ended December 31, 2000 increased from 23.9% to 25.9% compared to the same period in 1999, which is within the range of normal fluctuations. PowerSpring incurred costs of sales and services in the amount of $1,511,000 during the year ended December 31, 2000, for which there were no comparable costs during the same period in 1999. PowerSource incurred costs of sales and services in the amount of $40,000 during the year ended December 31, 2000, for which there were no comparable costs during the same period in 1999.

      General and administrative expenses include personnel and related overhead costs for support and administration functions. General and administrative expenses for the year ended December 31, 2000 increased $2,115,000 or 61.4%, compared to the same period in 1999, due principally to general and administrative expenses attributable to PowerSpring and PowerSecure, for the year ended December 31, 2000, for which there were no comparable costs during the same period in 1999.

      Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for the sale and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the year ended December 31, 2000 increased $212,000, or 10.3%, compared to the same period in 1999. The increase in selling, marketing and service expenses relate to expenses incurred by PowerSpring of $868,000, for which there were no material comparable costs during the same period in 1999, partially offset by a decrease in selling related costs by Metretek Florida of $656,000.

      Depreciation and amortization expenses include the depreciation and amortization of real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the year ended December 31, 2000 increased $440,000, or 34.7%, compared to the same period in 1999, due to the addition of depreciable equipment in connection with the development of PowerSpring.

      Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the year ended December 31, 2000 increased $7,692,000, or 345.6%, compared to the same period in 1999. The increase is the result of PowerSpring development expenditures in 2000 of approximately $9,181,000 compared to $1,196,000 during the same period in 1999, partially offset by a decrease in research and development costs by Metretek Florida of $293,000.

     Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the year ended December 31, 2000 decreased $149,000, or 52.1%, compared to the same period in 1999. The decrease reflects reduced borrowings in 2000 compared to the same period in 1999 as we utilized private placement proceeds to limit borrowings on our credit facility.

      Loss on impairment of assets includes the write down of property, plant, equipment, goodwill and other intangible assets to their estimated fair value. Loss on impairment of assets for the year ended December 31, 2000 was $3,160,961, relating to the write down of certain equipment and goodwill of PowerSpring. No impairment losses were incurred for the year ended December 31, 1999.

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

FINANCIAL CONDITION AND LIQUIDITY

      We require capital principally for (1) the financing of inventory and accounts receivable, (2) research and development expenses, (3) capital expenditures for property and equipment and software development, and (4) the funding of possible future acquisitions.

      Net cash used by operating activities was approximately $13,188,000 for the year ended December 31, 2000, which was the net result of the following: (1) approximately $12,701,000 of cash used to fund continuing operations, before changes in assets and liabilities; (2) approximately $280,000 of cash provided by changes in working capital and other asset and liability accounts; and (3) approximately $207,000 of cash used by discontinued operations.

      We plan to continue our research and development efforts to enhance our existing products and services and to develop new products. We incurred research and development expenses in the amount of $9,917,000 in the year ended December 31, 2000, of which $9,181,000 was attributable to the development of PowerSpring. We have terminated virtually all future PowerSpring research and development costs. We anticipate that our research and development costs in 2001 will be approximately $720,000, of which $600,000 is expected to relate to Metretek Florida's business and $120,000 is expected to be incurred in connection with developing the business of PowerSecure.

      Capital expenditures for the year ended December 31, 2000 totaled approximately $3,293,000. We anticipate capital expenditures in 2001 of approximately $200,000, primarily for computer software and hardware production and laboratory equipment.

      On April 14, 1998, we entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. We make monthly interest payments computed at prime plus 1% (10.5% at December 31, 2000) on outstanding balances of the Loans. On March 1, 2001, the Loan Agreement was amended to extend the maturity date from March 14, 2001 to May 31, 2001. As part of that amendment, the Lender waived, as of December 31, 2000, certain covenants in the Loan Agreement with which we were not in compliance on that date. We intend to either renew this credit facility on a long-term basis prior to its expiration or to enter into a replacement credit facility with a new lender. However, we cannot provide any assurance that we will be able to renew or replace our current credit facility.

      The Loans are secured by our tangible and intangible assets, including the equipment, inventory, receivables and cash deposits, and the pledge of the shares of our subsidiaries. The Loan Agreement requires us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income (or maximum annual net loss in 2000), a minimum debt service coverage ratio, and contains other standard covenants related to our operations, including prohibitions on the payment of dividends and the issuance or repurchase of securities (with certain exceptions) without the Lender's consent. Under the terms of our Series B Preferred Stock, our borrowings under the Loan Agreement cannot exceed $3 million without the consent of the holders of a majority of the outstanding shares of Series B Preferred Stock.

      Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek Florida and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek Florida. At December 31, 2000, we had a combined $3,644,347 Loan availability, of which $1,011,541 had been borrowed by Southern Flow and Metretek Florida, leaving $2,632,806 in unused Loan availability.

      On July 14, 2000, pursuant to the provisions of our Warrant Agency Agreement, dated as of September 10, 1998 (the "Warrant Agreement"), with Computershare Trust Company, Inc. (formerly known as American Securities Transfer & Trust, Inc.) (the "Warrant Agent"), we sent a written Notice of Redemption to all holders of our Common Stock Purchase Warrants (the "Warrants") issued under the Warrant Agreement. We had issued the Warrants as a dividend in September 1998 to all holders of our Common Stock. Pursuant to the Notice of Redemption and the Warrant Agreement, we have redeemed all Warrants that remained outstanding and unexercised at 5:00 p.m., Denver, Colorado time, on August 14, 2000 (the "Redemption Date"), the date fixed for the redemption of the Warrants. Until 5:00 p.m., Denver, Colorado time, on the Redemption Date, each Warrant was exercisable for one share of Common Stock at an exercise price of $4.00 per share. A total of 694,046 Warrants were exercised, for 694,046 shares of Common Stock, after the Notice of Redemption was given, resulting in net proceeds to us, after fees and expenses, of approximately $2.6 million. These expenses included the fees and expenses of Stifel, Nicolaus & Company, Inc., which served as the dealer manager in connection with the redemption of the Warrants. We used the net proceeds from the Warrant exercises primarily to fund the development of PowerSpring. On the Redemption Date, the 145,629 Warrants that were not exercised ceased to be exercisable and holders thereof became entitled only to the redemption price of $.01 per Warrant. As of December 31, 2000, 38,168 Warrants remained outstanding and un-redeemed.

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

      On September 13, 1999, prior to the merger with Mercator, we had entered into a consulting and joint venture agreement with Mercator, under which Mercator provided its energy procurement services to us on a consulting basis. In connection with our acquisition of Mercator, we issued to Mercator a warrant to purchase 60,000 shares of Common Stock. The Mercator warrant vested in three tranches from the date of issuance through March 2001, with exercise prices ranging between $4.50 and $5.50 per share, and expires in September 2002. In connection with our acquisition of Mercator, the consulting agreement, and a related stock option agreement between TotalPlan and Mercator, were terminated, and Mercator transferred the Mercator warrant to Mr. Harpole.

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

      On September 13, 1999, we entered into a strategic relationship with Scient to assist us in designing and creating an Internet-based business to enable us to take its measurement information products, services, and data measurement technologies to the market of end-users of natural gas and electricity. The Internet project was developed and has been operated through PowerSpring. In connection with the development of PowerSpring, we issued to Scient a warrant to purchase 125,000 shares of Common Stock (the "Scient Warrant"). The Scient Warrant became exercisable in September 2000, at exercise prices split between $5.00 and $10.00 per share, and expires in September 2002.

      On September 28, 2000, we issued a $2.8 million unsecured convertible promissory note to Scient in fulfillment of our account payable to Scient. The convertible note is payable in quarterly installments, due March 31, 2002, and is convertible at any time at Scient's discretion into either shares of our Common Stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share.

      The initial development phase of PowerSpring, which was completed in September 2000, required aggregate expenditures of approximately $12.1 million, consisting primarily of research and development costs, consulting fees and expenses and costs of acquiring the requisite technology, including hardware and software.

      In order to fund the initial development of PowerSpring, we entered into an amendment with the Lender (the "Loan Amendment") to the terms of the Loan Agreement. The Loan Amendment amended certain covenants of the Loan Agreement, including our minimum annual net income (or maximum annual net loss in 2000), minimum tangible net worth and minimum debt service coverage ratio. The Loan Amendment also permitted us to utilize up to $700,000 of the credit facility to finance expenditures on the first phase of PowerSpring's development. In connection with the Loan Amendment, we paid customary fees to the Lender and issued a warrant to purchase 20,000 shares of Common Stock. The Lender warrant is exercisable for three years at an exercise price of $5.00 per share. The Lender has registration rights with respect to the Common Stock issuable upon the exercise of the Lender warrant.

      Compensation expense for the fair value of the Scient, Mercator and Lender warrants is being recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," over the period in which the services are being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $133,200 has been recognized in the consolidated statement of operations during the year ended December 31, 2000.

      On May 4, 1998, we acquired substantially all of the assets and business of a subsidiary of American Meter pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. In consideration for this purchase, we delivered to American Meter an aggregate purchase price consisting of $1,300,000 in cash, 439,560 unregistered shares of Common Stock, and a $600,000 convertible subordinated promissory note. In March 2000, American Meter converted the note into 105,495 shares of Common Stock under the terms of the note. Until it was converted, the note bore interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, and was due and payable on May 4, 2002.

      Based on our current plans and assumptions, management believes that our capital resources, including cash and cash equivalents, amounts available under an existing credit facility (assuming our current credit facility is either renewed or extended on a long-term basis or we enter into a new credit facility of comparable size) and funds generated from continuing operations will be sufficient to meet our currently anticipated cash needs, including our working capital needs, capital requirements and debt service requirements. However, unanticipated events, over which we may have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales. In addition, we will require additional capital in the future in order to make any significant acquisition of businesses or technologies.

      Obtaining additional financing will depend on many factors, including market conditions, our operating performance and investor sentiment. Terms of debt financing could restrict our ability to operate our business, or to expand our operations. In addition, if we raise additional capital by issuing capital stock or securities convertible into capital stock, stockholders could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. Our capital raising will be subject to the consent of the Lender, if our credit facility is then in effect. In addition, depending on how it is structured, our capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that we will be able to renew or replace our current credit facility. We also cannot assure you that sufficient additional funds will be available to us on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to us, to our lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient capital on a timely basis on terms that are acceptable to us would have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards in No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 was amended in June 2000 by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities including hedging foreign currency expenses. We have adopted FAS 133 for our fiscal year ending December 31, 2001. Because we do not utilize derivative financial instruments, the adoption of FAS 133 did not have a material impact on our financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC, and was required to be adopted in the fourth quarter of 2000, retroactive to the beginning of 2000. Management believes that its historic revenue recognition practices complied with the guidance in SAB No. 101.

      In March 2000, FASB issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation became generally effective on July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 did not have a material impact on our financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

      Our business and future operating results may be affected by many factors, risks and uncertainties, including those set forth below and those contained elsewhere in this Report. In addition, the risks described below are not the only risks facing us. There may be additional risks and uncertainties that we do not currently consider material or that are not presently known to us. If any of the following risks were to occur, our business, prospects, assets, financial condition, results of operations and cash flows could be materially and adversely affected. When we say that something could or will have a material adverse effect on us or our business, we mean that it could or will have one or more of these effects.

      WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER BECOME PROFITABLE

      We have incurred net losses on an annual basis during each year since our incorporation. We incurred net losses of approximately $3.7 million in 1999 and $22.4 million in 2000. At December 31, 2000, we had an accumulated deficit of approximately $47.6 million. Our losses in 2000 were due primarily to the costs we incurred in connection with the design and the development of PowerSpring, as well as the preferred stock deemed distribution. Although the significant costs of the development of PowerSpring have been concluded, other than ongoing payments on the promissory note to Scient, we anticipate expenses in excess of revenue in 2001 as we restructure PowerSpring and as we develop and implement PowerSecure and we will continued to accrue the preferred stock deemed distribution through 2004. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase that profitability on a quarterly or annual basis in the future.

      WE WILL REQUIRE A SUBSTANTIAL AMOUNT OF ADDITIONAL CAPITAL TO FINANCE OUR BUSINESS AND ITS GROWTH BUT WE MAY NOT BE ABLE TO OBTAIN A SUFFICIENT AMOUNT OF FUNDS TO DO SO

      In order to develop and expand our business, we will need to raise significant additional funds, which we may do from the proceeds of public or private equity financings, debt financing or from other sources. We may raise additional capital to fund the development and operations of an individual subsidiary through financing at the Metretek Technologies, Inc. or at the subsidiary level, depending upon the availability of capital, market conditions, our consolidated operations and the operations of that subsidiary. If we cannot raise sufficient funds on a timely basis, then our business will be materially and adversely affected.

      In addition to our need to raise capital to fund the cash flow requirements and growth of our existing businesses, we will need to raise additional capital in the future to either repay or refinance any indebtedness we incur in the future to finance our operations, the growth of our current business or acquisition opportunities. The Series B Preferred Stock bears a cumulative dividend at the rate of 8% per year and, if not earlier converted into Common Stock, is subject to mandatory redemption on December 9, 2004 at a redemption price equal to the liquidation preference, which as of December 31, 2000 was $7,000,000 plus accumulated dividends of approximately $541,000. In addition, unanticipated events, over which we may have no control, could also increase our operating costs or decrease our ability to generate revenues from product and service sales. We will also require additional capital in the future to make any significant acquisitions of businesses or technologies. We have a $5 million revolving line of credit with our current lender which expires on May 31, 2001. Our ability to borrow funds under this credit facility is limited to our loan availability based upon our assets, primarily our accounts receivable and inventory. Under the terms of the Series B Preferred Stock, our borrowings under this credit facility cannot exceed $3 million without the consent of the holders of a majority of the outstanding shares of Series B Preferred Stock. As of December 31, 2000, we had a total loan availability of approximately $3,644,000, and of that we had borrowed approximately $1,012,000. The amount of our loan availability, as well as the amount we borrow, will change in the future depending on our asset base and our capital requirements. Any amount outstanding under our credit facility on May 31, 2001 will need to either repaid by us or refinanced by a new lender or investor, or our credit facility will need to be renewed by our current lender. We cannot assure you that we will be able to repay, refinance or extend our bank indebtedness at that time, and our failure to do so would have a material adverse effect on our business, financial condition and results of operations.

      If our operating performance does not support our cash flow requirements, we may breach our credit facility. Our current credit facility has, and any renewal or replacement credit facility would most likely have, a number of financial and operating performance covenants that we will have to satisfy for the remainder of the credit facility. Our ability to satisfy those covenants and to service debt that we incur under any credit facility depends principally upon our ability to achieve positive operating performance and to successfully manage our working capital in order to support our cash flow requirements. We were not in compliance with several covenants under our credit facility as of December 31, 2000, but we obtained waivers from our lender as to those covenants. If our quarterly operating performance falls substantially below our expectations or if we are not able to effectively manage our collection efforts or cash expenditures in a given quarter, we may not be able to fully support our cash flow requirements. In that case, we may be unable to fully satisfy the financial and operating performance covenants of a credit facility or to meet our debt service obligations, thereby breaching the terms of the credit facility. We have secured our obligations under our current credit facility by pledging substantially all of our assets as collateral. Additionally, our subsidiaries have guaranteed the repayment of our obligations under the credit facility, and we have pledged the capital stock of our subsidiaries to the lenders. Any breach of our covenants or inability to satisfy our debt service requirements could result in a default under our credit facility and an acceleration of payment of all outstanding debt owed, which would materially and adversely affect our business.

      Virtually any capital raising will be subject to the consent of our lender on our credit facility, if the credit facility is then in effect. In addition, depending on how it is structured, any capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that any additional funds will be available to us in the future or that, if available, funds can be obtained on terms favorable to us, and on terms acceptable to our lender, if its consent is required, and on terms acceptable to the holders of the Series B Preferred Stock, if their consent is required. In addition, we cannot assure you that available capital will be sufficient for the successful operation and growth of our businesses. Our inability to raise sufficient additional funds to meet our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

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

      FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

      Our quarterly revenues, expenses, margins and results of operations are difficult to predict and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and any of which may cause the trading price of our Common Stock to fluctuate. These factors include:

      - the size, timing and terms of sales and orders, including customers choosing to push out their purchase commitments, or purchases in smaller than expected quantities;

      - our ability to implement our business plans and strategies and the timing of such implementation;

      - the timing, pricing and market acceptance of our new products and services, and those of our competitors;

      -     the pace of development of our new businesses;

      - the success of our brand building and marketing campaigns for our PowerSecure and PowerSpring products and services;

      - the growth of the market for distributed generation and online energy products, services and information;

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

      -     changes in our operating expenses; and

      - the development and maintenance of business relationships with strategic partners.

      Because many of our operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. The timing of large individual sales is also difficult for us to predict. If our revenues fall below our expectations in any particular quarter, our business could be materially adversely affected. If our revenues fall below our expectations, we will not be able to reduce our expenses rapidly in response to the short-fall and could suffer significant operating losses.

      Due to all of these factors and the other risks discussed in this Report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. As a result, the trading price of our Common Stock may fall.

      BECAUSE POWERSECURE AND POWERSPRING HAVE VERY LIMITED OPERATING HISTORIES AND OUR BUSINESS STRATEGIES ARE STILL BEING DEVELOPED AND ARE UNPROVEN, LIMITED INFORMATION IS AVAILABLE UPON WHICH YOU CAN EVALUATE POWERSECURE AND POWERSPRING

      Our business strategy and future success is highly dependent upon our ability to develop new businesses and product lines such as PowerSecure and PowerSpring. Our plans and strategies are based on unproven business models, and our operating, sales and other strategies are still being developed. Our PowerSecure business strategy depends on our ability to obtain distributed generations contracts for large users of electricity and to successfully act as a turn-key provider of distributed generation energy. Our PowerSpring business strategy depends on the willingness of commercial users of natural gas and electricity to purchase, at a price profitable to us, a package consisting of energy data management equipment and energy purchasing resources. Our success depends on our ability to develop these businesses that they will generate significant revenues, profits and cash flow through the offering of energy products, services and information. PowerSpring was launched in June 2000 and PowerSecure commenced limited operations in September 2000, so they have virtually no operating history to provide you upon which you can evaluate these businesses. In addition, we have substantially restructured and down-sized our PowerSpring business, and changed its business strategy.

      As a company developing new businesses in the rapidly evolving energy markets, we face numerous risks and uncertainties which are described in this Item as well as other parts of this Report. Some of these risks relate to our ability to:

      - anticipate and adapt to the changing regulatory climate for energy products and services;

      -     attract customers to our new businesses;

      -     anticipate and adapt to the changing Internet market;

      - collect energy research and other energy information adequate to support a market for our product and services;

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

      Our business and financial results in the future will depend heavily on market acceptance and profitability of our new businesses and product lines. If we are unsuccessful in addressing these risks or in executing our business strategies, our business would be materially and adversely affected.

      BECAUSE OUR FUTURE GROWTH, IN OUR TRADITIONAL BUSINESSES AND IN OUR NEW BUSINESSES, IS DEPENDENT IN LARGE PART UPON THE DEREGULATION OF THE ELECTRICITY INDUSTRY, DELAYS IN THE DEREGULATION OF THE ELECTRICITY MARKETS, OR IN THE ELECTRICITY INDUSTRY'S COMPETITIVE RESPONSE TO DEREGULATION, MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      The electricity industry is currently undergoing fundamental structural changes due to deregulation, similar to what the natural gas utility industry has undergone. A key component of our business strategies, in both our traditional businesses, especially Metretek Florida, and our new businesses, PowerSecure and PowerSpring, is to take advantage of opportunities created by the deregulation of the electricity industry as the result of the need for more and more frequent electricity consumption information. A principal expected benefit to us of electricity deregulation is the ability of commercial and industrial electricity customers to purchase electricity directly from multiple suppliers, rather than solely from the local utility. This will require these electricity customers to obtain timely electricity consumption data. If the deregulatory environment does not continue or slows down, or if the market is slow to respond to the opportunities made available by the changes in the deregulation of the electricity industry, then commercial electricity customers may not purchase our products, may purchase less of our products or may not purchase our products until later than we anticipate. Failure of electricity industry deregulation to result in a significant increase in the purchases of our products and services would materially and adversely affect our business.

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

      DIVIDENDS ON THE SERIES B PREFERRED STOCK WILL INCREASE OUR FUTURE NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND OUR NET LOSS PER COMMON SHARE

      Due to our issuance of the Series B Preferred Stock, we recognize the 8% coupon rate and certain "deemed distributions" as dividends on the Series B Preferred Stock. The proceeds from the sale of the Units were allocated to the Common Stock, the Unit Warrants and the Series B Preferred Stock based on the relative fair value of each.

This allocation process resulted in the Series B Preferred Stock that we sold on February 4, 2000 being initially recorded at a discount from its $1,000 per share liquidation value. This discount will be recorded as a distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of our Common Stock from the date we offered to sell 5,550 Units to February 4, 2000, the date we actually issued the Units. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount related to the "in the money" conversion feature has been recorded as a distribution between February 4, 2000 and June 9, 2000, after which date the Series B Preferred Stock can first be converted into our Common Stock. The Series B Preferred Stock dividends significantly increased this year, and will increase in future years through 2004, the net loss available to common shareholders and net loss per common share, which could adversely affect the trading price of our Common Stock.

      RAPID TECHNOLOGICAL CHANGES MAY PREVENT US FROM REMAINING CURRENT WITH OUR TECHNOLOGICAL RESOURCES AND MAINTAINING COMPETITIVE PRODUCT AND SERVICE OFFERINGS

      The markets in which our businesses operate are characterized by rapid technological change, frequent new and enhanced product and service introductions, evolving industry standards and changes in customer needs. Significant technological changes could render our existing and planned new products, services and technology. Our future success will depend, in part, on our ability to:

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

      Even if we do successfully respond to technological advances and emerging industry standards, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our products, services and technology in a timely and cost-effective manner. We may experience financial or technical difficulties that could prevent us from introducing new or enhanced products or services. Furthermore, these new or enhanced products and services may contain problems that are discovered after they are introduced. We may need to significantly modify the design of these products and services to correct problems. Rapidly changing technology and operating systems may impede market acceptance of our products and services. Our business could be materially and adversely affected if we experience difficulties in introducing new or enhanced services and products or if these products and services are not received favorably by our customers.

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

      CHANGES IN OUR PRODUCT MIX COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      The margins on our revenues from some of our product and service offerings is higher than the margins on our other product and service offerings. For example, revenues from some of Metretek Florida's AMR devices have significantly higher margins than Metretek Florida's contract manufacturing revenues. In addition, due to the limited operating histories, we cannot currently accurately estimate the margins of our future PowerSpring and PowerSecure products and services, although we believe the margins on PowerSecure will be less than in Metretek Florida and Southern Flow. These new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower net income, or higher net losses, and less cash flow on the same amount of revenues.

      OUR MANAGEMENT OF PRIVATE ENERGY PROGRAMS PRESENTS RISKS TO US

      MGT is our subsidiary that manages and holds a small ownership interest in two private energy programs that own natural gas assets. The operations of MGT have been discontinued and MGT does not intend to form any new private programs. MGT is pursuing the sale of the existing energy programs but will continue managing the two business trusts that operate these energy programs only until those programs are sold or liquidated or until MGT's interests and management obligations in those programs are sold. These private programs were financed by private placements of equity interest raising capital to acquire the assets and business operated by the programs. Our management of these energy programs presents risks to us, including:

      - lawsuits by investors in these programs who become dissatisfied with the result of these programs, including a putative class action suit described in Item 3 "Legal Proceedings";

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

      OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES

      We market and sell some of our products and services in international markets. Our revenues from sales into international markets were approximately 5% of our consolidated revenues in fiscal years 1999 and 2000. One component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and to develop relationships with international service providers. However, we have only limited experience in international operations, including developing localized versions of our products and services and in developing relationships with international service providers. We cannot assure you that we will be successful in expanding our international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

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

      - difficulties in collecting international accounts receivable and longer collection periods;

      -     the impact of local economic conditions and practices;

      -     difficulties in staffing and managing foreign operations;

      - difficulties in complying with foreign regulatory and commercial requirements;

      - increased costs associated with maintaining international marketing efforts;

      -     political and economic instability;

      -     fluctuations in currency exchange rates;

      -     potential adverse tax consequences;

      -     cultural and language difficulties;

      -     the potential exchange and repatriation of foreign earnings; and

      -     localization and translation of products and services.

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

      Any future acquisition involves risks commonly encountered in business relationships, including:

      - difficulties in assimilating and integrating the operations, personnel, technologies, products and services of the acquired businesses;

      - technologies, products or businesses that we acquire may not achieve levels of revenue, profitability or productivity comparable to our existing technologies, products and operations;

      -     difficulties in retaining and training key personnel;

      - diversion of management's time and resources away from our normal daily operations;

      - difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

      - difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

      - changes in management resulting from an alliance or acquisition could impair relationships with employees and customers of the acquired company;

      - risks of entering markets in which we have no or limited direct prior experience;

      -     potential disruptions of our ongoing businesses;

      -     unexpected costs and liabilities associated with the acquisitions;

      - potential unknown liabilities associated with the acquired businesses; and

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

      IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE FACE CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT BY THIRD PARTIES, WE COULD LOSE IMPORTANT INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      Our success and ability to compete depends, in substantial part, upon our intellectual property rights and technology. We rely primarily on copyright, trademark and trade secret laws, along with confidentiality procedures, contractual provisions and licensing arrangements, to establish and protect our proprietary rights. Although we hold copyrights and trademarks in our business, we believe that the success of our business depends more upon our proprietary technology, information, processes and know-how than on patents or trademarks. Much of our proprietary information and technology may not be patentable. Moreover, we have applied for registration of a number of key trademarks and service marks and intend to introduce new trademarks and service marks. We may not be successful in obtaining registration for one or more of these marks.

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

      FROM TIME TO TIME, WE ARE SUBJECT TO LAWSUITS THAT, IF THEY ARE SUCCESSFULLY PROSECUTED AGAINST US, COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      We and several of our subsidiaries and affiliates and their officers, directors and trustees are defendants to a pending putative class action filed on January 5, 2001 in the District Court for the City and County of Denver, Colorado, involving sales of interests in Marcum Midstream 1997-1 Business Trust, which is managed by Marcum Gas Transmission, Inc. This lawsuit is described in Item 3 "Legal Proceedings." We have filed a motion to dismiss the action and intend to defend against it vigorously. While the litigation is at an early stage and it is not possible at this time to predict the outcome of the litigation or the impact this litigation will have on our business, an adverse judgment against us could have a material adverse effect on our business, financial condition and results of operations.

      From time to time we are also involved in other disputes and legal actions that arise in the ordinary course of business. Although we do not expect any currently pending legal proceedings to have a material adverse impact on us, because the outcome of litigation is inherently uncertain, we cannot provide any assurance that present or future litigation could not materially and adversely affect our business.

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

      WE COULD BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION THAT AFFECTS OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES OR THAT AFFECTS DEMAND FOR OUR PRODUCTS AND SERVICES

      Our business operations are subject to varying degrees of federal, state, local and foreign laws and regulations. Regulatory agencies may impose special requirements for implementation and operation of our products, services or technologies that may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant laws, regulations and requirements may be adopted or imposed in the future. Furthermore, our potential utility customers must comply with numerous laws and regulations. The modification or adoption of future laws and regulations could adversely affect our business and our ability to continually modify or alter our methods of operations at reasonable costs. We cannot provide any assurances that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties which could materially and adversely affect our business.

      OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO CONTINUE TO ATTRACT AND RETAIN KEY MANAGEMENT AND TECHNICAL PERSONNEL

      We believe our future success will depend in large part upon our ability to attract and retain highly qualified technical, managerial, sales and marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employment in the future. We do not maintain key person life insurance policies for any key members of our management team. The loss of the services of one or more of our key personnel could have a material adverse effect on our business. We cannot assure you that we will be able to retain our current key personnel or that we will be able attract or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. A shortage in the number of trained technical and marketing personnel could limit our ability to increase sales of our existing products and services and launch new product and service offerings.

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

      OUR SUPPLIERS AND MANUFACTURERS MAY NOT SUPPLY US WITH A SUFFICIENT AMOUNT OF COMPONENTS OR COMPONENTS OF ADEQUATE QUALITY, AND WE MAY NOT BE ABLE TO PRODUCE OUR PRODUCT

      We depend on sole or limited source suppliers or key components of our products, and if we are unable to obtain these components on a timely basis, we will not be able to deliver our products to customers. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, there is currently an industry-wide shortage of several electronic components, some of which we use in our products. We may experience delays in production if we fail to identify alternate vendors, or any parts supply is interrupted or reduced or there is a significant increase in production costs, each of which could materially adversely affect our business and operations.

      AS A RESULT OF THEIR BENEFICIAL OWNERSHIP OF A LARGE PERCENTAGE OF OUR COMMON STOCK, OUR DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER VOTES

      As of March 1, 2000, our executive officers, directors and 5% or greater stockholders beneficially owned, in the aggregate, approximately 63.0% of our outstanding Common Stock, assuming they exercise or convert all stock options, warrants and other rights exercisable within 60 days of that date. As a result, these stockholders could, as a practical matter, be able to exercise significant control over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, sales of substantially all of our assets and other significant corporate transactions. The interests of these stockholders may differ from the interests of other stockholders. In addition, this concentration of stock ownership may have the effect of delaying or preventing a change in control of us.

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

      On March 1, 2001, 5,908,067 shares of Common Stock were outstanding. On the same date, options to purchase 615,010 shares of Common Stock were outstanding, and shares acquired upon exercise of these stock options are eligible for sale on the public market from time to time subject to vesting. On the same date, 7,000 shares of Series B Preferred Stock convertible into 2,497,957 shares of Common Stock, and warrants and other rights to purchase 986,620 shares of Common Stock, were outstanding. The resale of virtually all shares underlying these warrants and other rights are covered by a currently effective registration statement. The exercise or conversion of outstanding options, warranties and other rights to purchase our Common Stock will dilute the remaining ownership of other holders of our Common Stock. In addition, the sale in the public market of a significant number of these shares issuable upon the exercise of options, warrants and other rights, or the perception that such sales could occur, could cause the price of the Common Stock to decline.

      OUR SECOND RESTATED CERTIFICATE OF INCORPORATION, BY-LAWS AND STOCKHOLDER RIGHTS PLAN, AND DELAWARE LAW, CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD DISCOURAGE A THIRD-PARTY ACQUISITION OF OUR COMMON STOCK AT A PREMIUM TO THE MARKET PRICE

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

      -     limiting the persons who may call special meetings of stockholders;

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

      WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK, AND OUR ABILITY TO PAY DIVIDENDS ON OUR COMMON STOCK IS LIMITED

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

      OUR STOCK PRICE IS SUBJECT TO EXTREME PRICE AND VOLUME FLUCTUATIONS

      The market price and volume of our Common Stock has in the past been, and in the future is likely to continue to be, highly volatile. The stock market in general has been experiencing extreme price and volume fluctuations for years. The market prices of securities of technology companies have been especially volatile. We cannot assure you that our Common Stock will continue to trade at recent price and volume levels. The following factors could cause wide fluctuations in the market price and trading volume of our Common Stock in the future:

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

      - changes in the market valuation of other energy or technology companies;

      -     general market conditions;

      -     additions or departures of key personnel;

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


ITEM 7. FINANCIAL STATEMENTS

           The information required by this Item is set forth on pages F-1 through F-23 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      Our executive officers and directors, and their ages and positions, are as follows:

NAME                              AGE           POSITION(S)
----                              ---           -----------
W. Phillip Marcum                 57            President, Chief Executive Officer,
                                                   Chairman of the Board and Director
A. Bradley Gabbard                46            Executive Vice President, Chief
                                                   Financial Officer, Treasurer and
                                                   Director
Jeffrey B. Wood                   30            Controller, Principal Accounting
                                                   Officer and Assistant Secretary
Ronald W. McKee                   53            President of Metretek Florida and
                                                   Director
Basil M. Briggs (1)               65            Director
Kevin P. Collins (1)              50            Director
Robert Lloyd (2)                  62            Director
Stephen E. McGregor (1)           51            Director
Anthony D. Pell (2)               62            Director
Albert F. Thomasson (2)           59            Director

--------------------

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee


      W. PHILLIP MARCUM, one of our co-founders, has served as our President, Chief Executive Officer, Chairman of the Board and a director since our incorporation in April 1991. He also serves as the Chairman and Chief Executive Officer of each of our direct wholly-owned subsidiaries. Mr. Marcum currently serves on the board of directors of Key Energy Services, Inc., East Brunswick, New Jersey ("Key"), an oilfield service provider, a director of WellTech, Inc. ("WellTech") from January 1994 until March 1996 when WellTech was merged into Key, and one privately-held corporation, Test America, Inc., Asheville, North Carolina, a water analysis company.

      A. BRADLEY GABBARD, one of our co-founders, has served as a director since our incorporation in April 1991. He has served as our Executive Vice President since July 1993, as our Chief Financial Officer and Treasurer from April 1991 through July 1993 and since August 1996 and as our Secretary since June 2000. He also served as our Vice President and Secretary from April 1991 through July 1993. Mr. Gabbard also serves as the President and Chief Executive Officer of PowerSpring and the Chief Financial Officer of each of our other subsidiaries.

      JEFFREY B. WOOD has served as our Controller, Principal Accounting Officer and Assistant Secretary since May 2000. From September 1995 through May 2000, Mr. Wood was employed in the Denver, Colorado office of Ernst &Young LLP, providing accounting and assurance services to clients primarily in the real estate industry.

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

      BASIL M. BRIGGS has served as a director of Metretek since June 1991. He has been a practicing attorney in Detroit, Michigan since 1961, practicing law with Cox, Hodgman & Giarmarco, P.C., Troy, Michigan, since January 1997. He was of counsel with Miro, Weiner & Kramer, P.C., Bloomfield Hills, Michigan, from 1987 through 1996. Mr. Briggs was the President of Briggs & Williams, P.C., Attorneys at Law, from its formation in 1977 through 1986. Mr. Briggs was the Secretary of Patrick Petroleum Company ("PPC"), Jackson, Michigan, an oil and gas company, from 1984, and a director of PPC from 1970, until PPC was acquired by Goodrich Petroleum Corporation ("GPC"), Houston, Texas, an oil and gas company, in August 1995. From August 1995 until June 2000, he served as a director of GPC.

      KEVIN P. COLLINS has served as a director of Metretek since March 2000. Mr. Collins has been a Managing Member of The Old Hill Company LLC, Westport, Connecticut, which provides corporate financial and advisory services, since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, he served as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins has served as a director of Key since March 1996; a director of The Penn Traffic Company, Syracuse, New York, a food retailer, since June 1999; and a director of London Fog Industries, Inc, Eldesburg, Maryland, an outerwear designer and distributor, since 1999. Mr. Collins also serves as the director of one privately-held company, Avanti Petroleum, Inc., a convenience chain store.

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

      STEPHEN E. MCGREGOR has served as a director of Metretek since June 2000 and had previously served as director of Metretek from July 1993 until August 1997. From July 1997 until June 1999, Mr. McGregor was an Executive Vice President and the Chief Financial Officer of Key. From July 1995 until
July 1997, he was Senior Advisor to BT Wolfensohn and its predecessor James D. Wolfensohn, Inc. Mr. McGregor was the President and a Member of Pacific Century Group LLC from September 1993 until July 1995. From 1982 until 1993 he was a partner, and from 1993 until March 1996 he was of counsel, in the law firm of Skadden, Arps, Slate, Meagher & Flom in its Washington, D.C. and London, England offices. Mr. McGregor also served as Deputy Assistant Secretary for Oil and Gas Policy during the Carter Administration. Prior thereto he was counsel to the United States Senate Commerce Committee.

      ANTHONY D. PELL has served as a director of Metretek since June 1994. Mr. Pell is a director of Rochdale Investment Management, Inc., New York, New York. He was the President and a co-owner of Pell, Rudman & Co., Boston, Massachusetts, an investment advisory firm, from 1981 until 1993, when it was acquired by United Asset Management Company, since which time he has served as a consultant. Mr. Pell was a director of Metretek Florida from 1985 until Metretek Florida was acquired by us in March 1994. Mr. Pell was associated with the law firm of Coudert Brothers from 1966 to 1968 and with the law firm of Cadwalder, Wickersham and Taft from 1968 to 1972, specializing in estate and tax planning. In 1972, Mr. Pell joined Boston Company Financial Strategies, Inc. as a Vice President and was appointed a Senior Vice President in 1975.

      ALBERT F. THOMASSON has served as a director of Metretek since March 1994. Mr. Thomasson was a director of Metretek Florida from 1981 until it was acquired by us in March 1994. For the past five years, Mr. Thomasson has been President of AFT Corporation, which provides management consulting services to selected businesses in the Birmingham, Alabama area; President of AFTCO Properties, Inc. and Brookhaven Properties, III, Inc., which are engaged in residential real estate development in the Birmingham area; President of Thomasson, Coal & Coke, Inc., which was a manufacturer of alloy block for foundries until it merged into AFT Corporation in 1996; Managing General Partner of Opto Oil and Gas Company, which owns working interests in oil and gas fields; and Chairman of the Board of DailyAccess.com, Inc., Mobile, Alabama, which is an Internet-based retirement plan processing and service distribution platform.

      Our Board of Directors currently consists of nine members divided into three classes, with members of each class holding office for staggered three-year terms. The Class I Directors, whose terms expire at the 2001 Annual Meeting of Stockholders, are Messrs. Marcum, Briggs and Lloyd. The Class II Directors, whose terms expire at the 2002 Annual Meeting of Stockholders, are Messrs. Gabbard, McKee and Thomasson. The Class III Directors, whose terms expire at the 2003 Annual Meeting of Stockholders, are Messrs. Collins, Pell and McGregor. In March 2001, the Board of Directors decided to reduce the size of the Board from its current nine members to five members, effective as of the 2001 Annual Meeting of Stockholders. Accordingly, as of that date, Mr. Lloyd will not seek re-election to the Board when his term expires and Messrs. McGregor, McKee and Thomasson will resign their positions on the Board, thereby reducing the size of the Board of Directors to five.

      Harry I. Skilton, who had served on our Board of Directors since May 1998, did not seek re-election when his term expired at the 2000 Annual Meeting of Stockholders.

      So long as at least 2,000 shares of our Series B Preferred Stock remain outstanding, the holders of Series B Preferred Stock, voting separately as a class, have the right to elect one member of our Board of Directors. In March 2000, Mr. Collins was elected to the Board of Directors by the holders of the Series B Preferred Stock. All other directors are elected by the holders of the Common Stock. Each director serves in office until his successor is duly elected and qualified, or until his earlier death, resignation or removal. In the future, any new members added to the Board of Directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. Our officers are appointed by our Board of Directors and serve at its discretion, subject to their employment agreements, as described in "Item 10. Executive Compensation."

OTHER KEY EMPLOYEES

      Information concerning other key employees of Metretek is set forth below:

      WOOD A. BREAZEALE, JR., 71, has served as the President, Chief Operating Officer and a director of Southern Flow since May 1993. Mr. Breazeale was the President and Chief Operating Officer of Southern Flow Companies, a division of Homco International, Inc., and a Vice President of Homco International, Inc., from 1979 until we purchased the assets of the Southern Flow Companies division of Weatherford in April 1993. Mr. Breazeale founded Southern Flow Companies in 1953.

      SIDNEY HINTON, 38, has served as the President and Chief Executive Officer and a director of PowerSecure since its incorporation in September 2000. He also served as the President and Chief Executive Officer of PowerSpring from May 2000 until January 2001, and continues to serve as a director of PowerSpring. From February 2000 until May 2000, Mr. Hinton was an Executive in Residence with Carousel Capital, Charlotte, North Carolina, a private equity firm. From February 1999 until December 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light, Raleigh, North Carolina. From August 1997 until February 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex, Raleigh, North Carolina, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company, Atlanta, Georgia.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and beneficial owners of more than 10% of our outstanding Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC, and to furnish us with copies of all such reports that they file. Based solely upon our review of the copies of such forms we have received, and written representations from certain directors and executive officers that no Form 5s were required to be filed, we believe that, during 2000, all reports required by Section 16(a) to be filed by such persons were timely filed, except for one report regarding a stock option exercise inadvertently filed late by Mr. Briggs and the initial reports of beneficial ownership inadvertently filed late by Messrs. Collins and McGregor.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

      The following table sets forth the total compensation that we paid or accrued for services rendered to us in all capacities during the last three fiscal years by our Chief Executive Officer and by our two other executive officers (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 in the fiscal year ended December 31, 2000 ("fiscal 2000"):

                           SUMMARY COMPENSATION TABLE



                                                                                                 LONG TERM
                                                                                            COMPENSATION AWARDS
                                                                                            -------------------
                                                            ANNUAL COMPENSATION(1)               SECURITIES
                                                          -------------------------              UNDERLYING            ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR          SALARY($)         BONUS($)            OPTIONS(#)(2)     COMPENSATION($)(3)
---------------------------                 ----          ---------         --------            -------------     ------------------
W. Phillip Marcum ...................       2000          $295,000          $150,000                    0             $  6,438
     President and Chief                    1999           210,000                 0                    0                6,400
     Executive Officer                      1998           200,000                 0              120,000(4)             6,436

A. Bradley Gabbard ..................       2000           175,000            75,000                    0                6,170
     Executive Vice                         1999           152,500                 0               12,500(5)             5,826
     President and Chief                    1998           145,000                 0               44,500(4)             6,249
     Financial Officer

Ronald W. McKee .....................       2000           125,000            12,500               10,000(5)             4,176
     President of Metretek Florida          1999           121,010                 0               12,500(5)             4,318
                                            1998           130,000                 0               25,000(4)             4,102


---------------------

(1) Excludes perquisites and other personal benefits, if any, which were less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2) The number of securities underlying options has been adjusted to reflect the one-to-four reverse split of the Common Stock effected on July 6, 1998.

(3) Includes amounts paid or accrued on behalf of the Named Executive Officers in 2000 for (i) matching contributions under our 401(k) plan of $5,250 for Mr. Marcum, $5,000 for Mr. Gabbard, and $3,327 for Mr. McKee; (ii) premiums for group term life insurance of $768 for Mr. Marcum, $750 for Mr. Gabbard, and $549 for Mr. McKee; and (iii) premiums for long-term disability insurance of $420 for Mr. Marcum, $420 for Mr. Gabbard, and $300 for Mr. McKee.

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

      As amended, the employment agreements with Messrs. Marcum and Gabbard also include "change in control" provisions designed to provide for continuity of management in the event we undergo a change in control. The agreements provide that if within three years after a change in control, the executive is terminated by us for any reason other than for "cause", or if the executive terminates his employment for "good reason" (as such terms are defined in the employment agreements), then the executive is entitled to receive a lump-sum severance payment equal to two times, for Mr. Marcum, and one times, for Mr. Gabbard, the amount of his then base salary, together with certain other payments and benefits, including continued participation in all our insurance plans for a period of two years for Mr. Marcum and one year for Mr. Gabbard. Under these employment agreements, a "change in control" will be deemed to have occurred only if: (1) any person or group becomes the beneficial owner of 50% or more of our Common Stock; (2) a majority of our present directors are replaced, unless the election of any new director is approved by a two-thirds vote of the current (or properly approved successor) directors; (3) we approve a merger, consolidation, reorganization or combination, other than one in which our voting securities outstanding immediately prior thereto continue to represent more than 50% of our total voting power or of the surviving corporation following such a transaction and our directors continue to represent a majority of our directors or of the surviving corporation following such transaction; or (4) we approve a sale of all or substantially all of our assets.

STOCK OPTION GRANTS

      The following table sets forth certain information with respect to stock options granted during fiscal 2000 to the Named Executive Officers. We did not grant any stock appreciation rights, alone or in tandem with stock options, in fiscal 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                               INDIVIDUAL GRANTS
                                     --------------------------------------------------------------------------------------
                                                                  % OF TOTAL
                                     NUMBER OF SECURITIES      OPTIONS GRANTED TO
                                           UNDERLYING            EMPLOYEES IN         EXERCISE               EXPIRATION
NAME                                  OPTIONS GRANTED (#)(1)     FISCAL YEAR (2)     PRICE ($)(3)              DATE (4)
----                                  ----------------------     ---------------     ------------              --------
W. Phillip Marcum...............                0                     0%                  N/A                     N/A

A. Bradley Gabbard.............                 0                     0%                  N/A                     N/A

Ronald W. McKee................            10,000                   8.4%                 $6.50               June 10, 2010

---------------------

(1) The options in this table are incentive stock options granted under our 1998 Stock Incentive Plan. All options have ten year terms from the date of initial grant and vest in three equal installments: one-third upon grant, one-third after 1 year and one-third after two years.

(2)   Based upon 119,500 options granted during 2000 to employees.

(3) The exercise price of the option is the fair market value of the Common Stock on the date of grant, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

(4) These options may terminate before their terms expire due to the termination of the optionee's employment or the optionee's disability or death.

STOCK OPTION EXERCISES AND VALUES

      The following table sets forth information with respect to stock options exercised during fiscal 2000 and stock options held by the Named Executive Officers on December 31, 2000.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                     NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT
                                    SHARES          VALUE              AT FISCAL YEAR-END (#)          FISCAL YEAR-END ($)(2)
                                   ACQUIRED        REALIZED      -----------------------------      -----------------------------
NAME                            ON EXERCISE (H)     ($) (1)      EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                            ---------------     -------      -----------      -------------     -----------     -------------
W. Phillip Marcum ......                0                0          120,000                0          $     0          $     0

A. Bradley Gabbard .....            7,500          $16,875           45,334            4,166                0                0

Ronald W. McKee ........                0                0           36,668           10,832                0                0


-------------------

(1) For purposes of this table, the value realized is calculated as the excess, if any, of the fair market value of the underlying Common Stock, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market, on the date of exercise over the exercise price of the options, and does not necessarily indicate that the optionee sold the shares of Common Stock acquired upon such exercise.

(2) For purposes of this table, the value of unexercised in-the-money options is calculated based upon the difference between $1.00, the closing sale price of the Common Stock on December 29, 2000, the last trading day of 2000, as reported on the Nasdaq National Market, and the option exercise price. An option is "in-the-money" if the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. Because the exercise price of all options in this table exceeded $1.00, none of the options were "in-the-money" on December 31, 2000.

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

      Each Non-Employee Director has the right to irrevocably elect on an annual basis in advance to receive additional stock options under the 1998 Plan ("Meeting Options") in lieu of cash fees for attending meetings of the Board of Directors. The Meeting Options are granted on the date of each Annual Meeting of Stockholders and vest in 25% increments on the date of each of the subsequent four regular quarterly meetings of the Board of Directors attended by such Non-Employee Director. The number of shares of Common Stock exercisable upon the exercise of Meeting Options are such that the value of the Meeting Options granted is equal to the amount of fees waived.

      All options granted to Non-Employee Directors are non-qualified stock options exercisable at a price equal to the fair market value of the Common Stock on the date of grant and have ten year terms, subject to earlier termination in the event of the termination of the optionee's status as a director or the optionee's death. Options typically remain exercisable for one year after a Non-Employee Director dies and for that number of years after a Non-Employee Director leaves the Board of Directors (for any reason other than death or removal for cause) equal to the number of full or partial years that the Non-Employee Director served as a director, but not beyond the ten year term of the option. As of December 31, 2000, options to purchase 65,000 shares of Common Stock were outstanding to Non-Employee Directors under the Directors' Plan and options to purchase 46,341 shares of Common Stock were outstanding to Non-Employee Directors under the 1998 Plan, at exercise prices ranging from $1.75 to $17.38 per share.

      On March 8, 2001, the Company granted options to purchase 30,000 shares of Common Stock to each of the four directors who would be either resigning from or not seeking re-election to the Board of Directors at the 2001 annual meeting of stockholders. These options were granted under the 1998 Plan, are non-qualified stock options and are exercisable at an exercise price of $1.50 per share for a period of five years commencing on the date of the 2001 annual meeting of stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2001 by:

      - each person who is known by us to beneficially own 5% or more of the outstanding shares of our Common Stock;

      -     each of our directors;

      -     each of the Named Executive Officers; and

      -     all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated below, to our knowledge, each stockholder named in the table below has sole voting and investment power with respect to the shares of Common Stock beneficially owned, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percent of outstanding shares beneficially owned by that person, beneficial ownership includes any shares of Common Stock issuable under options, warrants, conversion rights and other rights that are currently exercisable or exercisable within 60 days of March 1, 2001. These underlying shares, however, are not included for purposes of computing the beneficial ownership of any other person. The percentage of beneficial ownership is based upon 5,908,067 shares of Common Stock outstanding on March 1, 2001.


                                                                                  SHARES BENEFICIALLY OWNED
                                                                         ---------------------------------------------
NAME OF BENEFICIAL OWNER                                                 NUMBER OF SHARES              PERCENT OF CLASS
-------------------------                                                ---------------              ----------------
DDJ Capital Management, LLC(1)...........................                    1,974,158                       27.1
     141 Linden Street, Suite S-4
     Wellesley, Massachusetts 02482
Special Situations Funds (2).............................                      911,900                       13.4
     153 East 53rd Street
     New York, New York 10022
Credit Suisse Asset Management, LLC (3)..................                      655,950                       10.3
      153 East 53rd Street, 57th Floor
     New York, New York, 10022
Kenneth B. Funsten (4)...................................                      655,646                       10.7
     121 Outrigger Mall
     Marina del Ray, California  90292
RS Investment Management Co., LLC (5)....................                      510,000                        8.6
     388 Market Street, Suite 200
     San Francisco, California  94111
Famco Value Income Partners, L.P. (6)....................                      330,537                        5.5
     121 Outrigger Mall
     Marina del Ray, California  90292
American Meter Company (7)...............................                      325,054                        5.5
     300 Welsh Road
     Horsham, Pennsylvania 19044
W. Phillip Marcum (8)....................................                      248,608                        4.1
Albert F. Thomasson (9)..................................                      127,639                        2.1
A. Bradley Gabbard (10)..................................                      124,116                        2.1
Stephen E. McGregor (11).................................                       65,458                        1.1
Robert Lloyd (12)........................................                       58,415                        1.0
Ronald W. McKee (13).....................................                       52,987                        0.9
Anthony D. Pell (14).....................................                       40,407                        0.7
Kevin P. Collins (15)....................................                        7,708                        0.1
Basil M. Briggs (16).....................................                        6,181                        0.1
All directors and executive officers
     as a group (10 persons)(17).........................                      736,094                       11.9

-----------------------

(1) Information based, in part, on Amendment No. 4 to Schedule 13D filed with the SEC on December 27, 2000, by DDJ Capital Management, LLC ("DDJ"), B III-A Capital Partners, L.P. ("B III-A") and GP III-A, LLC ("GP III-A"). The shares of Common Stock are owned by B III-A Capital Partners (329,028 shares), the DDJ Canadian High Yield Fund (987,079 shares) and an account established for an institutional investor (658,051 shares). GP III-A is the general partner of, and DDJ is the investment manager for, B III-A Capital Partners. DDJ is also the investment manager for , B III-A Capital partners. DDJ is also the investment manager for the account established for the institutional investor and the investment advisor to the DDJ Canadian High Yield Fund. Includes 300,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrant to purchase 50,000 shares are owned by B III-A Capital Partners, warrants to purchase 150,000 shares are owned by DDJ Canadian High Yield Fund, and warrants to purchase 100,000 shares are owned by the institutional account. Also includes 1,074,158 shares of Common Stock that may be acquired upon the conversion of 3,000 shares of Series B Preferred Stock, of which 500 shares of Series B Preferred Stock convertible into 179,028 shares of Common Stock are owned by B III-A, 1,500 shares of Series B Preferred Stock convertible into 537,079 shares of common Stock are owned by DDJ Canadian High Yield Fund, and 1,000 shares of Series B Preferred Stock convertible into 358,051 shares of Common Stock are owned by the institutional account.

(2) Information based, in part, upon Schedule 13G filed with the SEC on February 10, 2001, by Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., MGP Advisors Limited Partnership, AWM Investments Company, Inc., MG Advisors, L.L.C., SST Advisors, L.L.C., Austin W. Marxe and David M. Greenhouse. MGP Advisors is the general partner of and the investment advisor to the Special Situations Fund s III. AWM Investments company is the general partner of MGP Advisors and the general partner of and investment adviser to the Special Situations Cayman fund. MG Advisers is the general partner of the Special Situations Private Equity Fund. SST Advisors is the general partner of the Special Situations Technology Fund. Austin W. Marxe and David M. Greenhouse are the officers, directors and members or principal shareholders of MG Advisors, MGP Advisors, AWM Investment Company and SST Advisors. The shares of Common Stock are owned by Special Situations Fund III (376,159 shares), Special Situations Private Equity Fund (227,875 shares), Special Situations Technology Fund (182,380 shares) and Special Situations Cayman Fund (125,386 shares). Includes 200,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 82,500 shares are owned by Special Situations Fund III, warrants to purchase 50,000 shares are owned by Special Situations Private Equity Fund, warrants to purchase 40,000 shares are owned by Special Situations Cayman Fund. Also includes 711,900 shares of common Stock that may be acquired upon the conversion of 2,000 shares of Series B Preferred Stock, of which 825 shares of Series B Preferred Stock convertible into 293,659 shares of Common Stock are owned by Special Situations Fund III, 500 shares of Series B Preferred Stock convertible into 177,975 shares of Common Stock are owned by Special Situations Private Equity Fund, 400 shares of Series B Preferred Stock convertible into 142,380 shares of Common Stock are owned by Special Situations Technology Fund, and 275 shares of Series B Preferred Stock convertible into 97,886 shares of Common Stock are owned by Special Situations Cayman Fund.

(3) Credit Suisse Asset Management, LLC is the investment advisor for SEI Institutional Management Trust, Bost & Co., Warburg Pincus High Yield Fund, The Common Fund, CSAM Investment Trust - U.S. HYLD Series and SEI Global - High Yield Fixed Income Fund. The shares of Common Stock are owned by SEI Institutional Management Trust (196,785 shares), Bost & Co. (131,190 shares), Warburg Pincus High Yield Fund (98,382 shares), The Common Fund (98,382 shares), CSAM Investment Trust - U.S. HYLD Series (98,382 shares) and SEI Global - High Yield Fixed Income Fund (32,798 shares). Includes 100,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 30,000 shares are owned by SEI Institutional Management Trust, warrants to purchase 20,000 shares are owned by Bost & Co., warrants to purchase 15,000 shares are owned by Warburg Pincus High Yield Fund, warrants to purchase 15,000 shares owned by The Common Fund, warrants to purchase 15,000 shares are owned by CSAM Investment Trust - U.S. HYLD Series, and warrants to purchase 5,000 shares are owned by SEI Global - High Yield Fixed Income Fund. Also includes 355,952 shares of Common Stock that may be acquired upon the conversion of 1,000 shares of Series B Preferred Stock, of which 300 shares of Series B Preferred Stock convertible into 106,785 shares of Common Stock are owned by SEI Institutional Management Trust, 200 shares of Series B Preferred Stock convertible into 71,190 shares of Common Stock are owned by Bost & Co., 150 shares of Series B Preferred Stock convertible into 53,392 shares of Common Stock are owned by Warburg Pincus High Yield Fund, 150 shares of Series B Preferred Stock convertible into 53,392 shares of Common Stock are owned by The Common Fund, 150 shares of Series B Preferred Stock convertible into 53,390 shares of Common Stock are owned by CSAM Investment Trust - U.S. HYLD Series, and 50 shares of Series B Preferred Stock convertible into 17,798 shares of Common Stock are owned by SEI Global - High Yield Fixed Income Fund.

(4) Information based, in part, upon amendment No. 1 to Schedule 13 and Form 3 filed by Kenneth B. Funsten with the SEC on December 29, 2000. Kenneth B. Funsten is the president and the portfolio manager of Funsten Asset Management Company. Funsten Asset Management Company is the general partner of Famco VIP. Mr. Funsten is a director of Famco Offshore, Ltd., Mr. Funsten holds sole voting and investment power over the securities owned by Famco VIP and Famco Offshore. The shares of Common Stock are owned by Mr. Funsten (234,835 shares), Famco VIP (330,537 shares) and Famco Offshore (90,274 shares). Includes 50,000 shares of Common Stock that may be acquired upon currently exercisable warrants, of which warrants to purchase 18,100 shares are owned by Mr. Funsten, warrants to purchase 27,000 shares are owned by Famco VIP, and warrants to purchase 4,900 shares are owned by Famco Offshore. Also includes 177,976 shares of Common Stock that may be acquired upon the conversion of 500 shares of Series B Preferred Stock, of which 181 shares of Series B Preferred Stock convertible into 64,427 shares of Common Stock are owned by Mr. Funsten, 270 shares of Series B preferred Stock convertible into 96,107 shares of Common Stock are owned by Famco VIP, and 49 shares of Series B Preferred Stock convertible into 17,442 shares of Common Stock are owned by Famco Offshore. Does not include 4,100 shares owned by an employee of Funsten Asset Management Company which cannot be sold or further added to without permission by Mr. Funsten by virtue of restrictions that are placed on securities transactions by employees of Funsten Asset Management Company, because Mr. Funsten has no investment or voting authority over the shares of the employee and Mr. Funsten expressly disclaims beneficial ownership of these shares.

(5) Information as of December 31, 2000 based upon Schedule 13G filed with the SEC on February 15, 2001 regarding shared voting and dispositive power of such shares by RS Investment Management Co., LLC and RS Investment Management, L.P.

(6) Information based upon Amendment No. 1 to Schedule 13G and Form 3 filed by Kenneth B. Funsten with the SEC on December 29, 2000. According to the information contained therein, includes 27,000 shares of Common Stock that may be acquired by Famco VIP upon the exercise of currently exercisable warrants and 96,107 shares of Common Stock that may be acquired upon the conversion of 27,000 shares of Series B Preferred Stock owned by Famco VIP. Kenneth B. Funsten and Funsten Asset Management Company are the general partners of Famco VIP. In this table, the shares owned by Famco VIP are also included in the shares beneficially owned by Mr. Funsten. See note (4) above. Does not include 4,100 shares owned by an employee of Funsten Asset Management Company which cannot be sold or further added to without permission by Mr. Funsten by virtue of restrictions that are placed on securities transactions by employees of Funsten Asset Management Company, because Famco VIP has no investment or voting authority over the shares of such employee and Famco VIP expressly disclaims beneficial ownership of such shares.

(7) Information based upon Amendment No. 2 to Schedule 13D filed by American Meter Company, as successor in interest to its former subsidiary Eagle Research Corporation, with the SEC on August 31, 2000.

(8) Includes 120,000 shares that may be acquired by Mr. Marcum upon the exercise of currently exercisable stock options.

(9) Includes 2,338 shares held of record by Mr. Thomasson's wife and 29,880 shares held in family trusts. Also includes 25,171 shares that may be acquired by Mr. Thomasson upon the exercise of currently exercisable stock options and 12,587 shares that may be acquired by Mr. Thomasson or his wife or their family trusts upon the exercise of currently exercisable warrants.

(10) Includes 2,187 shares owned by Mr. Gabbard's minor son and 45,334 shares that may be acquired by Mr. Gabbard upon the exercise of currently exercisable stock options.

(11) Includes 30,458 shares that may be acquired by Mr. McGregor upon the exercise of currently exercisable stock options.

(12) Includes 5,000 shares owned by a trust of which Mr. Lloyd and his wife are the majority trustees, and 15,665 shares that may be acquired by such trust upon the exercise of currently exercisable stock options.

(13) Includes 36,668 shares that may be acquired by Mr. McKee upon the exercise of currently exercisable stock options.

(14) Includes 2,937 shares held by Mr. Pell's wife. Also includes 2,958 shares that may be acquired by Mr. Pell upon the exercise of currently exercisable stock options.

(15) Includes 5,458 shares that may be acquired by Mr. Collins upon the exercise of currently exercisable stock options.

(16) Includes 2,500 shares owned by Mr. Briggs' wife. Also includes 3,681 shares that may be acquired by Mr. Briggs' wife upon the exercise of currently exercisable stock options.

(17)  See notes (8) through (16).



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Any material transaction between us and any related party must be approved by a majority of the members of our Board of Directors who are disinterested in the transaction.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      (2)   PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
            SUCCESSION:

            (2.1) Agreement and Plan of Merger, dated as of March 16, 2000, by and between TotalPlan, Inc. and PowerSpring, Inc. (Incorporated by reference to Exhibit 2.2 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.)

            (2.2) Agreement and Plan of Merger, dated as of March 17, 2000, by and among PowerSpring, Inc., MERC Acquisition Corp., Mercator Energy Incorporated and John A. Harpole. (Incorporated by reference to Exhibit 2.3 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.)

      (3)   ARTICLES OF INCORPORATION AND BY-LAWS:

            (3.1) Second Restated Certificate of Incorporation of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form S-3, Registration No. 333-96369.)

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

            (4.2) Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-3, Registration No. 333-96369.)

            (4.3) Form of Certificate representing warrants to purchase shares of Common Stock of Metretek Technologies, Inc. issued to former holders of warrants of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.2 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

            (4.4) Rights Agreement, dated as of December 2, 1991, between Metretek Technologies, Inc. and American Securities Transfer, Inc. (Incorporated by reference to Exhibit 10.6 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)

            (4.5) Amendment No. 1 to Rights Agreement, dated as of March 23, 1998, between Metretek Technologies, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 2 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 1 filed April 3, 1998.)

            (4.6) Amendment No. 2 to Rights Agreement, dated as of December 9, 1999, between Metretek Technologies, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 1 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 4 filed December 23, 1999.)

            (4.7) Form of Registration Rights Agreement among Metretek Technologies, Inc. and the former warrant holders of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

            (4.8) Securities Purchase Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and certain purchasers of securities of Metretek Technologies, Inc. (collectively, the "Unit Purchasers"). (Incorporated by reference to Exhibit 4.1 to Metretek's Current Report on Form 8-K filed December 22, 1999).

            (4.9) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to the Unit Purchasers. (Incorporated by reference to Exhibit 4.3 to Metretek's Current Report on Form 8-K filed December 22, 1999).

            (4.10) Registration Rights Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and the Unit Purchasers. (Incorporated by reference to Exhibit 4.4 to Metretek's Current Report on Form 8-K filed December 22,
                    1999).

            (4.11) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 4.12 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

            (4.12) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to John A. Harpole. (Incorporated by reference to Exhibit 4.13 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

            (4.13) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to National Bank of Canada. (Incorporated by reference to Exhibit 4.14 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

            (4.14) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to Silverman Heller Associates. (Incorporated by reference to Exhibit 4.15 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

            (4.15) Form of Common Stock Purchase Agreement issued by Metretek Technologies, Inc. to First Albany Corporation, William Reinert, John S. Koodrich and Lawrence C. Petrucci. (Incorporated by reference to Exhibit 4.16 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

      (10)  MATERIAL CONTRACTS:

            (10.1) 1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

            (10.2) Directors' Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

            (10.3) Employment Agreement, dated as of June 11, 1991, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

            (10.4) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

            (10.5) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.5 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

            (10.6) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.6 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.7) Employment Agreement, dated as of June 11, 1991, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

            (10.8) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

            (10.9) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.8 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

            (10.10) Amendment No. 3 to Employment Agreement, dated as of January
                    1, 2000, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.* (Incorporated by reference to Exhibit
                    10.10 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

            (10.11) Loan and Security Agreement, dated April 14, 1998, by and between National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.)

            (10.12) Amendment No. 1 to Loan and Security Agreement, dated as of
                    November 10, 1998, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to
                    Exhibit 10.12 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

            (10.13) Second Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of September 13, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 14, 1999.)

            (10.14) Third Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of December 9, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed December 22, 1999.)

            (10.15) Fourth Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of March 22, 2000, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc.

            (10.16) Fifth Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of March 1, 2001, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc.

            (10.17) Metretek Technologies, Inc. 1998 Stock Incentive Plan,
                    amended and restated as of February 3, 2000 (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed on February 22, 2000).*

            (10.18) Employment Agreement, dated as of March 17, 2000, between
                    PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.17 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

            (10.19) Stockholders Agreement, dated as of March 17, 2000, among
                    Metretek Technologies, Inc., PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.18 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.20) Non-Negotiable Promissory Note, dated March 17, 2000, made by PowerSpring, Inc. to John A. Harpole. (Incorporated by reference to Exhibit 10.19 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.21) Security Agreement, dated March 17, 2000, between
                    PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.20 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.22) Form of Indemnification Agreement between Metretek
                    Technologies, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.23) Employment and Non-Competition Agreement, dated as of May 8,
                    2000, between PowerSpring, Inc. and Sidney Hinton.*

            (10.24) Prototype - Basic Plan Document for the Metretek - Southern
                    Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

            (10.25) Adoption Agreement for the Metretek - Southern Flow Savings
                    and Investment Plan. (Incorporated by reference to Exhibit
                    4.8 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

            (10.26) Non-Negotiable Convertible Promissory Note, dated September
                    28, 2000, issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.)

            (10.27) PowerSpring, Inc. 2000 Stock Incentive Plan*

      (21)  SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

            (21.1)  Subsidiaries of Metretek Technologies, Inc.

      (23)  CONSENT OF DELOITTE & TOUCHE LLP:

            (23.1)  Deloitte & Touche LLP


---------------

      *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.

(b)   REPORTS ON FORM 8-K

      Metretek did not file a Current Report on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METRETEK TECHNOLOGIES INC.


                                          By:   /s/ W. Phillip Marcum
                                                --------------------------------
                                                W. Phillip Marcum, President and
                                                Chief Executive Officer
                                                Date: March 27, 2001

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                                                 Date
---------                     -----                                                 ----
/s/ W. Phillip Marcum         of the Board, President,                              March 27, 2001
-----------------------         Chief Executive Officer and Director
W. Phillip Marcum               (Principal executive officer)


/s/ A. Bradley Gabbard        Executive Vice President, Chief Financial             March 27, 2001
-----------------------         Officer, Treasurer, Secretary and Director
A. Bradley Gabbard              (Principal financial officer)


/s/ Jeffrey B. Wood           Controller and Principal                              March 27, 2001
-----------------------         Accounting Officer and
Jeffrey B. Wood                 Assistant Secretary
                                (Principal accounting officer)


/s/ Ronald W. McKee           Director                                              March 27,2001
-----------------------
Ronald W. McKee


/s/ Basil M. Briggs           Director                                              March 27, 2001
-----------------------
Basil M. Briggs


/s/ Robert Lloyd              Director                                              March 27, 2001
-----------------------
Robert Lloyd


/s/ Anthony D. Pell           Director                                              March 27, 2001
-----------------------
Anthony D. Pell


/s/ Albert F. Thomasson       Director                                              March 27, 2001
-----------------------
Albert F. Thomasson


/s/ Stephen E. McGregor       Director                                              March 27, 2001
-----------------------
Stephen E. McGregor


/s/ Kevin P. Collins          Director                                              March 27, 2001
-----------------------
Kevin P. Collins

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF
   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999             F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 2000 and 1999                                            F-5

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2000 and 1999                                      F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999                                            F-7

Notes to Consolidated Financial Statements                               F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Metretek Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Metretek Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche LLP

Denver, Colorado
March 21, 2001

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        December 31,
                                                                              ----------------------------------
ASSETS                                                                            2000                   1999
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   468,813            $   361,658
  Trade receivables, less allowance for doubtful accounts
    of $548,153 and $125,573, respectively                                      4,476,841              3,802,818
  Other receivables                                                                 7,960                  2,818
  Inventories                                                                   3,226,995              4,155,429
  Net assets of discontinued operations (Note 6)                                  545,454                338,455
  Prepaid expenses and other current assets                                       768,474                435,734
                                                                              -----------            -----------

      Total current assets                                                      9,494,537              9,096,912
                                                                              -----------            -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Equipment                                                                     4,391,990              2,453,492
  Vehicles                                                                        468,089                 52,277
  Furniture and fixtures                                                          612,087                508,490
  Land, building and improvements                                                 460,340                718,604
                                                                              -----------            -----------
      Total                                                                     5,932,506              3,732,863
  Less accumulated depreciation                                                 2,862,990              2,179,015
                                                                              -----------            -----------

      Property, plant and equipment, net                                        3,069,516              1,553,848
                                                                              -----------            -----------

OTHER ASSETS:
  Customer list (net of accumulated amortization of $3,401,183 and
    $2,955,939, respectively)                                                   5,491,704              5,936,948
  Goodwill and other intangibles (net of accumulated amortization
    of $1,611,225 and $1,048,676, respectively)                                 2,462,361              2,842,036
  Other assets                                                                    277,773                180,690
                                                                              -----------            -----------

      Total other assets                                                        8,231,838              8,959,674
                                                                              -----------            -----------

TOTAL                                                                         $20,795,891            $19,610,434
                                                                              ===========            ===========


See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       December 31,
                                                                          -------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                           2000                     1999
CURRENT LIABILITIES:
  Accounts payable                                                        $    780,173             $  1,073,900
  Accrued and other liabilities                                              1,278,867                  951,963
  Notes payable                                                              2,419,874
  Deposits and capital lease obligations                                       207,058                    5,587
                                                                          ------------             ------------

      Total current liabilities                                              4,685,972                2,031,450
                                                                          ------------             ------------

LONG-TERM NOTES PAYABLE (NOTE 7)                                             1,929,759                  869,968
                                                                          ------------             ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; AUTHORIZED, 1,000,000 SHARES;
  7,000 AND 1,450 ISSUED AND OUTSTANDING,
  RESPECTIVELY; REDEMPTION VALUE $1,000
  PER SHARE (NOTE 3)                                                         6,903,485                1,450,000
                                                                          ------------             ------------

STOCKHOLDERS' EQUITY (NOTE 10):
  Redeemable preferred stock - Series A, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series C, $.01 par value;
    authorized, 500,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized, 25,000,000 shares;
    issued and outstanding, 5,908,067 and 3,784,045 shares,
    respectively                                                                59,081                   37,840
  Additional paid-in-capital                                                54,814,659               40,441,998
  Accumulated other comprehensive loss                                          (5,926)                  (4,098)
  Accumulated deficit                                                      (47,591,139)             (25,216,724)
                                                                          ------------             ------------

      Total stockholders' equity                                             7,276,675               15,259,016
                                                                          ------------             ------------

TOTAL                                                                     $ 20,795,891             $ 19,610,434
                                                                          ============             ============

See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   Year Ended
                                                                   December 31,
                                                        -------------------------------------
                                                            2000                     1999
REVENUES:
  Natural gas measurement sales and services            $ 21,493,180             $ 19,345,771
  Other                                                      164,570                   19,425
                                                        ------------             ------------

      Total revenues                                      21,657,750               19,365,196
                                                        ------------             ------------

COSTS AND EXPENSES:
  Cost of measurement sales and services                  16,695,131               13,760,360
  General and administrative                               5,556,703                3,442,126
  Selling, marketing and service                           2,268,948                2,057,355
  Depreciation and amortization                            1,709,590                1,268,835
  Research and development                                 9,917,346                2,225,758
  Interest, finance charges and other                        137,454                  286,804
  Loss on impairment of assets (Note 5)                    3,160,961                       --
                                                        ------------             ------------

      Total costs and expenses                            39,446,133               23,041,238
                                                        ------------             ------------

OPERATING LOSS                                           (17,788,383)              (3,676,042)

MINORITY INTEREST IN LOSS                                    860,143                       --

INCOME TAXES (Note 9)                                             --                       --
                                                        ------------             ------------

NET LOSS                                                 (16,928,240)              (3,676,042)

PREFERRED STOCK DEEMED DISTRIBUTION                       (5,446,175)                  (7,310)
                                                        ------------             ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS              $(22,374,415)            $ (3,683,352)
                                                        ============             ============

NET LOSS PER BASIC AND DILUTED COMMON SHARE             $      (4.13)            $      (1.06)
                                                        ============             ============

WEIGHTED AVERAGE BASIC AND DILUTED COMMON
  SHARES OUTSTANDING                                       5,412,024                3,487,915
                                                        ============             ============


See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                                  ACCUMULATED
                                        COMMON STOCK               ADDITIONAL        OTHER
                                -----------------------------       PAID-IN      COMPREHENSIVE     ACCUMULATED
                                   SHARES           VALUE           CAPITAL       INCOME (LOSS)       DEFICIT           TOTAL
                                ------------     ------------     ------------     ------------     ------------     ------------
BALANCE,
  JANUARY 1, 1999                  3,489,181     $     34,892     $ 38,930,724     $      6,657     $(21,533,372)    $ 17,438,901

Comprehensive loss:
  Foreign currency
    translation adjustments                                                             (10,755)                          (10,755)
  Net loss                                                                                            (3,676,042)      (3,676,042)
                                                                                                                     ------------
Total comprehensive loss                                                                                               (3,686,797)
Exercises of stock
  options and warrants                34,765              347           68,519                                             68,866
Warrant compensation                                                   203,228                                            203,228
Repurchases of
  common stock                       (39,028)            (390)         (85,146)                                           (85,536)
Stock issued for royalty
  payments                             9,127               91           49,909                                             50,000
Stock issued in private
  placement, net of offering
  costs                              290,000            2,900        1,274,764                                          1,277,664
Preferred stock
  distribution                                                                                            (7,310)          (7,310)
                                ------------     ------------     ------------     ------------     ------------     ------------

BALANCE,
  DECEMBER 31, 1999                3,784,045           37,840       40,441,998           (4,098)     (25,216,724)      15,259,016

Comprehensive loss:
  Foreign currency
    translation adjustments                                                              (1,828)                           (1,828)
  Net loss                                                                                           (16,928,240)     (16,928,240)
                                                                                                                     ------------
Total comprehensive loss                                                                                              (16,930,068)
Exercises of stock
  options and warrants               893,929            8,940        3,185,897                                          3,194,837
Conversion of
   Note payable                      105,495            1,055          598,945                                            600,000
Stock issued for royalty
  payments                            14,598              146           49,854                                             50,000
Stock issued in private
  placement, net of offering
  costs                            1,110,000           11,100       10,537,965                                         10,549,065
Preferred stock
  distribution                                                                                        (5,446,175)      (5,446,175)
                                ------------     ------------     ------------     ------------      -----------     ------------

BALANCE,
  DECEMBER 31, 2000                5,908,067     $     59,081     $ 54,814,659     $     (5,926)    $(47,591,139)    $  7,276,675
                                ============     ============     ============     ============     ============     ============


See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                 Year Ended
                                                                                                December 31,
                                                                                     -------------------------------------
                                                                                        2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $(16,928,240)            $(3,676,042)
  Adjustments to reconcile net loss to net cash used by
    continuing operations:
    Loss from asset impairments                                                         3,160,961
    Depreciation and amortization                                                       1,709,590               1,268,835
    Minority interest in PowerSpring                                                     (860,143)
    Stock based compensation expense                                                      133,200                  70,029
    Royalty payments made with restricted stock                                            50,000                  50,000
    Loss on disposal of property, plant and equipment                                      34,043                   5,784
  Changes in other assets and liabilities, net of effect of acquisitions:
      Trade receivables                                                                  (674,023)              1,204,096
      Inventories                                                                         928,434                 256,671
      Other current assets                                                               (465,940)                172,615
      Other noncurrent assets                                                              (5,142)                 10,541
      Accounts payable                                                                    121,272                 353,441
      Accrued and other liabilities                                                      (185,111)               (106,513)
                                                                                     ------------             -----------
      Net cash used by continuing operations                                          (12,981,099)               (390,543)
      Net cash used by discontinued operations                                           (206,999)                 (5,541)
                                                                                     ------------             -----------
      Net cash used by operating activities                                           (13,188,098)               (396,084)
                                                                                     ------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                             (719,058)               (300,298)
  Acquisitions                                                                           (463,484)
  Proceeds from sale of property, plant and equipment                                      11,249                   7,800
                                                                                     ------------             -----------
      Net cash used in investing activities                                            (1,171,293)               (292,498)
                                                                                     ------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement                                                  10,549,065               2,720,354
  Net borrowings on line of credit                                                        735,987
  Payments on notes payable to bank                                                                            (2,291,734)
  Exercise of stock options and warrants                                                3,205,150                  68,866
  Repurchase of common stock                                                                                      (85,536)
  Payments on capital lease obligations                                                   (23,656)                 (1,158)
                                                                                     ------------             -----------
      Net cash provided by financing activities                                        14,466,546                 410,792
                                                                                     ------------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      107,155                (277,790)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            361,658                 639,448
                                                                                     ------------             -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $    468,813             $   361,658
                                                                                     ============             ===========


See notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. ("MTEK") and its subsidiaries, PowerSpring, Inc. ("PowerSpring"), PowerSecure, Inc. ("PowerSecure"), Southern Flow Companies, Inc. ("Southern Flow"), Metretek, Incorporated ("Metretek") (and its wholly-owned subsidiaries, Metretek Europe, Limited ("Metretek Europe"), and Sigma VI, Inc. ("Sigma VI")), Marcum Gas Transmission, Inc. ("MGT") (and its wholly-owned subsidiary Marcum Capital Resources, Inc. ("MCRI")), and Marcum Denver, Inc. (formerly Marcum Fuel Systems, Inc.), collectively referred to as the "Company."

      MTEK was incorporated on April 5, 1991. The focus of the Company's continuing business operations is in four areas relating to the natural gas industry: 1) the design, manufacture and distribution of automated energy consumption monitoring and recording systems, 2) natural gas measurement services, 3) Internet based business to business energy information and services, and 4) distributed generation. Metretek designs, manufactures and sells automated systems to monitor and record natural gas consumption of commercial and industrial customers of natural gas utility companies. Southern Flow provides natural gas measurement services. PowerSpring provides Internet based business-to-business energy information and services. PowerSecure is involved in the design and construction of electric generation equipment and controls directly within a commercial or industrial customer's facility. Each area of business operation is considered to be a reportable segment - see Note 11.

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

      REVENUE RECOGNITION - Equipment and supply sales are recognized when delivered, and natural gas measurement revenues are recognized as services are provided. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company believes that its revenue recognition practices comply with the guidance of SAB 101.

      STATEMENT OF CASH FLOWS - The Company considers all investments with a maturity of three months or less at time of purchase to be cash equivalents. Supplemental statement of cash flows information is as follows:

                                              2000                1999
      Cash paid for interest                $48,868            $249,036

      Cash paid for income taxes            $44,671            $ 24,596

      In September 2000, the Company issued a $2.8 million unsecured convertible promissory note in fulfillment of an account payable.

      A capital lease obligation of $228,816 was incurred in July 2000 when the Company entered into a lease for new web-site equipment.

      In April 2000, 105,495 shares of common stock were issued upon the conversion of a $600,000 long-term note payable.

      In March 2000, the Company issued a $741,666 non-negotiable promissory note payable and 2.5 million shares of PowerSpring in connection with the acquisition of Mercator (Note 4).

      In 2000, a non-cash distribution to preferred stockholders of $4,915,865 was recognized upon the amortization of a discount recorded when the preferred stock was sold with a beneficial conversion feature.

      INVENTORIES - Inventories are stated at the lower of first-in, first-out cost or market. Inventories at December 31, 2000 and 1999 are summarized as follows:

                                                   2000                  1999
      Raw materials and supplies                $1,211,219            $1,274,424
      Work in process                            1,459,952             1,878,522
      Finished goods and merchandise               555,824             1,002,483
                                                ----------            ----------

      Total                                     $3,226,995            $4,155,429
                                                ==========            ==========

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost and is generally depreciated on the straight-line basis over estimated useful lives ranging from 2 to 40 years

      INTANGIBLE ASSETS - Southern Flow customer lists are being amortized over 20 years using the straight-line method. Goodwill and other intangibles are being amortized over periods ranging from 10 to 20 years. The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 2000 and 1999 are $140,684 and $283,618,
      respectively. Patents and license agreements are amortized on a straight-line basis over the lesser of their estimated economic lives or their legal term of existence, generally 10 to 17 years.

      IMPAIRMENT OF ASSETS - When events and circumstances so indicate, the Company assesses the recoverability of property, plant, equipment, goodwill and other intangible assets based on undiscounted cash flows. If an impairment is indicated, assets are written down to estimated fair value. During the fourth quarter of 2000, the Company recorded an impairment loss of $3,160,961 (Note 5).

      ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 2000 and 1999 are summarized as follows:

                                                                       2000                1999
      Payroll, employee benefits and related liabilities            $  504,449            $490,723
      Deferred revenue                                                 344,355             159,300
      Sales, property and other taxes payable                          126,102              85,878
      Insurance premiums and reserves                                  216,870             103,202
      Interest payable                                                  35,050               5,160
      Preferred stock distribution                                          --               7,310
      Other                                                             52,041             100,390
                                                                    ----------            --------

      Total                                                         $1,278,867            $951,963
                                                                    ==========            ========


      FOREIGN CURRENCY - The assets and liabilities of Metretek Europe are translated at the rate of exchange at year end while sales and expenses are translated at the average rates in effect during the year. The net effect of translation adjustments is shown in the accompanying financial statements as a component of other comprehensive income.

      COMPREHENSIVE INCOME (LOSS) - The Company's other comprehensive income
      (loss) consists of foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

      INCOME (LOSS) PER SHARE - The Company's net loss per share is based on the net loss applicable to common shareholders and weighted average shares of common stock outstanding during the periods presented. The assumed conversion of stock options and warrants is excluded because their effect is antidilutive.

      STOCK BASED COMPENSATION - The Company utilizes the intrinsic value method to account for employee stock options as well as stock options issued to independent members of the board of directors. The Company utilizes the fair value method to account for stock based compensation to non-employees.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income if a qualifying hedging relationship exists. The Company adopted SFAS 133 on January 1, 2001 without impact on its financial position or results of operations.

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

      RECLASSIFICATION - Certain 1999 amounts have been reclassified to conform to current year presentation.

2.    RESTRUCTURING OF INTERNET-BASED BUSINESS

      On September 13, 1999, the Company entered into a strategic relationship with Scient Corporation ("Scient") to assist the Company in designing and creating an Internet-based business to enable the Company to take its measurement information products, services, and data measurement technologies to the market of end-users of natural gas and electricity (the "Internet Project"). The Internet Project was developed through PowerSpring. Simultaneously, the Company entered into a joint venture agreement with Mercator Energy Incorporated ("Mercator") whereby Mercator provided consulting services (the "Mercator Consulting Agreement") to the Company.

      The initial focus of the Internet Project was to develop and launch a web site providing the means for management of real time energy information and the exchange of energy products. In June 2000, PowerSpring launched its web site: PowerSpring.com. During the development of PowerSpring, the Company recognized that once the initial development stage was completed and the web site was launched, the further development and growth of PowerSpring would require significant additional funds to support its growth plans, including its continuing and growing overhead, its plans for an aggressive direct sales and marketing effort, and its anticipated capital expense needs, including the capital costs associated with the installation of Metretek Florida's automated meter reading (AMR) equipment on new customer sites. In order to develop and expand PowerSpring, the Company attempted to raise significant additional funds from the proceeds of private equity and venture capital funding at the PowerSpring level. However, due to various factors, the Company was unable to raise any further capital to finance PowerSpring and was therefore required to re-think its Internet-based business strategy. As of December 31, 2000, PowerSpring has abandoned plans for any significant financings from external sources, and has enacted several significant changes in its business model.

      As of December 31, 2000 the Company is in the process of discontinuing PowerSpring as an independent operating subsidiary. The Internet-based offering of PowerSpring, along with the markets to which its products will be sold, has been substantially restructured and re-defined. The Company intends to transfer the PowerSpring product line and web site to the control of Metretek Florida, in anticipation that PowerSpring will become an additional product offering, the web-based product offering, of Metretek Florida. In addition, in furtherance of this discontinuance of PowerSpring as an independent subsidiary and restructuring of PowerSpring's business, the Company will eliminate virtually all existing overhead associated with the PowerSpring subsidiary.

      PowerSpring is being redefined to be marketed as an Internet-based set of energy management tools that includes near real-time energy consumption information. However, the concepts of aggressively marketing the PowerSpring programs directly to multitudes of industrial and commercial end-users of energy and of procuring natural gas and electricity for consumers have been abandoned. The Company now intends to market and sell the PowerSpring product line to commercial and industrial customers exclusively through private labeling and partnering joint ventures and programs with natural gas and electricity utility companies and their affiliates. PowerSpring is marketing an Internet-based software platform that provides utility companies with an immediate web-enabled Internet energy portal specifically designed for industrial and commercial customers. This PowerSpring software platform can be privately labeled for individual utility companies enabling customers as well as employees and affiliates to have access to near real time energy consumption data and timely energy industry news and information. This PowerSpring software platform is being marketed as an additional product offering of Metretek Florida.

3.    PRIVATE PLACEMENT

      On February 4, 2000, the Company completed a $14,000,000 private placement (the "Units Private Placement") of 7,000 units ("Units"), including 1,450 Units the Company issued on December 9, 1999. Each Unit consisted of 200 shares of common stock, 1 share of Series B Preferred Stock and warrants ("Unit Warrants") to purchase 100 shares of common stock. In the Units Private Placement, the Company issued 1,400,000 shares of common stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of common stock. The Units Private Placement was approved and ratified by the stockholders of the Company at a special meeting held on February 3, 2000.

      Each share of Series B Preferred Stock is mandatorily redeemable on December 9, 2004 at a liquidation preference of $1,000 per share plus accrued and unpaid dividends, accrues dividends at 8% annually payable quarterly in arrears, and became convertible at any time after June 9, 2000 at the option of the holder at an initial conversion price of $5.9334 per share of common stock, which constitutes an initial conversion rate (based upon the initial liquidation preference of $1,000) per share of
      168.5374 shares of common stock of the Company. Pursuant to the terms of the Series B Preferred Stock, the conversion price of the Series B Preferred Stock was adjusted downward on December 9, 2000 to $3.0571 per share of common stock (reflecting an average conversion rate of 352.39 shares of common stock per share of Series B Preferred Stock as of December 31, 2000 (based upon the liquidation preference of $1,000 plus accrued and unpaid dividends)), which price was the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date. The Series B Preferred Stock is also subject to certain anti-dilution provisions. In addition, the Company has the right to redeem the Series B Preferred Stock on or after December 9, 2000, if the Company's common stock is trading at 200% of the conversion price of the Series B Preferred Stock.

      Each Unit Warrant entitles the holder to purchase one share of the Company's common stock. Pursuant to the terms of the Unit Warrants, the initial exercise price of the Unit Warrants of $6.7425 per share was adjusted downward on December 9, 2000 to $3.4740, the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date.

      The proceeds from the sale of the Units, including the 1,450 Units issued on December 9, 1999, have been allocated to common stock, the Unit Warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in the Series B Preferred Stock issued on February 4, 2000 being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. This discount will be recorded as a distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of the Company's common stock from the date the Company offered to sell 5,550 Units to February 4, 2000, the date the Units were issued. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount of $859 per share related to the "in the money" conversion feature was recorded as a distribution between February 4 and June 9, 2000, the date the Series B Preferred Stock was first convertible into common stock of the Company.

      The primary purpose of the Units Private Placement was to raise capital to enable the Company to develop the Internet-based business of PowerSpring and to repay outstanding indebtedness.

4.    ACQUISITION

      On March 17, 2000, the Company acquired Mercator through a merger with a wholly-owned subsidiary of PowerSpring. Mercator is a Denver-based natural gas services and brokerage company that acts as an independent broker-agent for both producers and users. This acquisition provided PowerSpring with Mercator's expertise in the area of energy procurement, an important element in the Company's Internet business strategy.

      In consideration for the acquisition of Mercator, the Company delivered to the sole shareholder of Mercator prior to the acquisition, $408,334 in cash, a $741,666 non-negotiable promissory note payable by PowerSpring over two years and secured by a general security interest in the assets of PowerSpring, and 2,500,000 shares of common stock of PowerSpring, valued at $750,000 based on the Board of Directors determination of fair value. Subsequent to the acquisition of Mercator, the Company owns 87.5% of the outstanding shares of PowerSpring common stock, and Mercator has become a wholly-owned subsidiary of PowerSpring. PowerSpring and Metretek entered into a stockholder's agreement with the former owner of Mercator that addresses certain rights related to PowerSpring common stock, including a right for the former owner of Mercator to put his shares of PowerSpring common stock back to PowerSpring at an appraised value over three years if PowerSpring has not completed an initial public offering or has not sold its business within two years.

      The acquisition was accounted for as a purchase with the operating results of Mercator included in the consolidated statements of operations from the date of acquisition. The purchase price of the Mercator acquisition, subject to future minor adjustment, was allocated as follows:

                  Property, plant and equipment            $   14,000
                  Goodwill                                  1,993,000
                                                           ----------
                                                           $2,007,000
                                                           ==========

      In connection with the Company's plans to restructure its Internet-based business strategy (Note 2), the unamortized goodwill balance as of December 31, 2000 of $1,842,385 was determined to be impaired and was therefore written off.

      Pro forma results of operations for the twelve months ended December 31, 2000 and 1999 assuming the acquisition had occurred on January 1, 2000 and 1999 have not been included herein as the effects of the acquisition were not material to the Company's results of operations.

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

5.    IMPAIRMENT LOSS

      Due to the restructuring of the Company's Internet-based business described in Note 2, certain long-term assets of PowerSpring were considered to be impaired. Accordingly, during the fourth quarter of 2000, the Company reported a non-cash impairment loss of $3,160,961 related to a write-down of goodwill and equipment of PowerSpring.
      The impaired equipment has been written down to its fair value based on the salvage value of the assets. The impairment loss related to the write down of equipment was $1,318,576. In addition, the unamortized goodwill balance of $1,842,385 relating to the acquisition of Mercator (Note 4) was determined to have no forward value to the Company and, therefore, the entire amount was written off.

6.    DISCONTINUED OPERATIONS

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

      Net assets of the discontinued operations at December 31, 2000 and 1999 consisted of the following:

                                                                               2000                  1999
      Current assets                                                         $     6,492           $  23,816
      Other assets, net                                                          564,874             321,949
      Accounts payable, accrued expenses and other disposal costs                (25,912)             (7,310)
                                                                             -----------           ---------

      Net assets of discontinued operations                                  $   545,454           $ 338,455
                                                                             ===========           =========


7.    DEBT

      The balance of notes payable at December 31, 2000 and 1999 consists of the following:

                                                                                2000                 1999
        Term loans                                                           $ 3,338,092           $ 600,000
        Lines of credit                                                        1,011,541             269,968
                                                                             -----------           ---------
                                                                               4,349,633             869,968
        Less current maturities                                               (2,419,874)                 --
                                                                             -----------           ---------

        Long-term notes payable                                              $ 1,929,759           $ 869,968
                                                                             ===========           =========

      On April 14, 1998, the Company and its wholly owned subsidiaries, Southern Flow and Metretek, entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit to Southern Flow and Metretek, subject to limitations described below. The Loan Agreement provides for daily advances to Southern Flow and Metretek in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. The Company makes monthly interest payments computed at prime plus 1% (10.5% at December 31, 2000) on outstanding balances of the Loans. The Loan Agreement was amended on March 1, 2001 whereby the maturity date was extended from March 14, 2001 to May 31,

      2001. The Loans are secured by the tangible and intangible assets of the Company, Southern Flow, and Metretek, including equipment, inventories, receivables, and cash deposits, and the pledge of the shares of the Company's subsidiaries. Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek and 50% of raw materials and finished goods inventories (up to a combined maximum of $1,500,000) of Southern Flow and Metretek.

      The Loan Agreement requires the Company to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio, minimum annual net income (maximum loss), a minimum debt service coverage ratio, and contains other standard covenants related to operations of the Company, including prohibitions on the payment of dividends and the issuance or repurchase of securities (with certain exceptions) without the Lender's consent. As of December 31, 2000, the Company was not in compliance with certain of its covenants under the Loan Agreement. In connection with the March 1, 2001 amendment of the Loan Agreement extending the maturity date, the Lender waived all covenant non-compliances as of December 31, 2000.

      At December 31, 2000, the Company had a combined availability under the Loan of $3,644,347, of which $1,011,541 had been borrowed by Southern Flow and Metretek, leaving $2,632,806 in unused Loan availability. Under the terms of our Series B Preferred Stock, our borrowings under the Loan Agreement cannot exceed $3 million without the consent of the holders of a majority of the outstanding shares of Series B Preferred Stock. Proceeds from initial advances under the Loan Agreement were used to extinguish the Company's existing loans, lines of credit, and accrued interest with two commercial bank lenders in the aggregate amount of $468,993, including $279,021 of a term loan and accrued interest owed by the Company's discontinued MGT segment to a commercial bank lender.

      On September 28, 2000, the Company issued a $2.8 million unsecured convertible promissory note to Scient in fulfillment of our account payable to Scient. The convertible note is payable in quarterly installments, due March 31, 2002 and is convertible at any time at Scient's discretion into either shares of the Company's common stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share.

      On March 17, 2000, in partial consideration for the acquisition of Mercator (Note 4), the Company issued a $741,666 non-negotiable promissory note payable to the prior owner of Mercator, due in two installments on March 17, 2001 and 2002. The Company is currently negotiating a settlement of this promissory note and therefore, as of March 21, 2001, no payments have been made.

      On May 4, 1998, the Company acquired substantially all of the assets and business of a subsidiary of American Meter Company pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. Part of the consideration for this purchase was a $600,000 convertible subordinated promissory note. In April 2000, American Meter Company converted the note into 105,495 shares of Common Stock under the terms of the note. Until it was converted, the note bore interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, and was due and payable on May 4, 2002.

8.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS - On January 5, 2001, Douglas W. Heins, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint in the District Court for the City and County of Denver, Colorado against Metretek Technologies, Inc., Marcum Midstream 1997-1 Business Trust (the "Trust"), Marcum Midstream-Farstad, LLC, Marcum Gas Transmission, Inc., Marcum Capital Resources, Inc., Farstad Gas & Oil, LLC, Farstad Gas & Oil, Inc., W. Phillip Marcum, Richard M. Wanger, Jeff Farstad and Daniel J. Packard. The complaint alleges that the plaintiffs, either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in Marcum Midstream 1997-1 Business Trust, an energy program of which MGT, a wholly-owned subsidiary of Metretek, is the managing trustee and Messrs. Marcum, Wanger and Farstad are the active trustees. Specifically, the plaintiff claims that his damages resulted from the defendants allegedly, recklessly or intentionally making false and misleading statements, and/or willingful participating in a scheme or conspiracy and/or aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the Trust's units. The Trust raised $9.25 million from investors in a private placement in 1997, in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Texas. The plaintiff seeks, among other things, to have the court declare the suit a proper class action and award compensation and/or punitive damages in an unspecified amount, together with interest, attorneys fees and other costs. On March 5, 2001, defendants filed a motion to dismiss the complaint. The court has not ruled on the motion to dismiss or on the request for class certification. Because this litigation is in the early stages, the Company cannot predict the outcome of this litigation or what impact the resolution of this claim will have on our financial position or results of operations. However, the Company intends to vigorously defend the claims against it and its officers, directors and trustees.

      From time to time, the Company is involved in other disputes and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all outstanding claims against it. Although the ultimate outcome of these claims cannot be predicted with certainty due to the inherent uncertainty of litigation, in the opinion of management of the Company, based upon current information, none of the other currently pending or overtly threatened disputes is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

      OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2000 and 1999 totaled $1,136,360 and $1,155,305, respectively.

      Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

        YEAR ENDING DECEMBER 31:
          2001                                                        $  893,103
          2002                                                           597,540
          2003                                                           569,374
          2004                                                           452,779
          2005                                                           239,718
                                                                      ----------
        Total                                                         $2,752,514
                                                                      ==========

      EMPLOYEE BENEFIT PLANS - The Company has a defined contribution savings and investment plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant's eligible compensation. The Company's 401(k) Plan expense for the years ended December 31, 2000 and 1999 was $190,531 and $148,934, respectively.

      LICENSE AGREEMENT - Metretek has a commitment to pay in cash or restricted shares of common stock of the Company a 5% royalty on sales of certain royalty-bearing products of Metretek with a minimum annual royalty of $50,000 through the year 2002. Royalty expense of $50,000 has been recognized in each of 2000 and 1999 under the license agreement.

9.    INCOME TAXES

      No tax expense or benefit has been recognized during the years ended December 31, 2000 and 1999 because of net operating losses incurred and because a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 2000 and 1999.

      The components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are shown below:


                                                                             2000                    1999
        Assets:
          Net operating loss carryforwards                              $ 12,173,000             $ 7,914,000
          Tax credit carryforwards                                           120,000                 128,000
          Allowance for bad debts                                            186,000                  38,000
          Excess of financial statement impairment losses
             over income tax amounts                                         515,000
          Other                                                                                      129,000
                                                                        ------------             -----------
                                                                          12,994,000               8,209,000
                                                                        ------------             -----------
        Liabilities:
          Excess of income tax depreciation and amortization
            over financial statement amounts                                                         460,000
          Other                                                               41,000                  47,000
                                                                        ------------             -----------
                                                                              41,000                 507,000
                                                                        ------------             -----------

        Net deferred tax asset                                            12,953,000               7,702,000
        Valuation allowance                                              (12,953,000)             (7,702,000)
                                                                        ------------             -----------

        Total                                                           $          0             $         0
                                                                        ============             ===========

      At December 31, 2000, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $35,802,000 expiring in various amounts from 2001 to 2014. At December 31, 2000, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards expire in various amounts from 2001 to 2008.

      As a result of its acquisition of Metretek in 1994, the Company acquired a remaining net operating loss carryforwards for tax purposes of $2,240,000 ($1,524,000, net of current limitation) expiring in 2001. As a result of the change in ownership upon acquisition, utilization of the carryforwards is limited to approximately $762,000 annually under Section 382 of the Internal Revenue Code.

      As a result of an acquisition in 1991, the Company acquired a remaining net operating loss carryforwards for tax purposes of approximately $800,000 ($165,000, net of current limitation). Such carryforwards expire in 2001 through 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. If the benefits related to the net operating loss carryforwards that were not recognized at the acquisition date are recognized in a subsequent period, they will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense.

10.   CAPITAL STOCK

      WARRANT DIVIDEND AND REDEMPTION - On September 18, 1998, the Company distributed 886,442 common stock Purchase Warrants (the "Warrants") as a dividend to stockholders of the Company on the basis of one Warrant for each four shares of common stock outstanding on September 10, 1998, the record date for the Warrant dividend. Each Warrant was exercisable, for a five-year period, for one share of common stock at an exercise price of $4.00. The Warrants were subject to redemption by the Company, at $.01 per Warrant, in the event the Common Stock trades at or above $6.50 per share for 20 consecutive trading days. The registration statement and prospectus covering the common stock issuable upon exercise of the Warrants also covered the resale of up to 155,081 Warrants by a selling security holder. No accounting recognition was given to the warrant dividend.

      On July 14, 2000, pursuant to the provisions of the Warrant Agency Agreement, dated as of September 10, 1998 (the "Warrant Agreement"), between the Company and Computershare Trust Company, Inc. (formerly known as American Securities Transfer & Trust, Inc.) (the "Warrant Agent"), the Company sent a written Notice of Redemption to all holders of its Warrants issued under the Warrant Agreement. Pursuant to the Notice of Redemption and the Warrant Agreement, the Company has redeemed all Warrants that remained outstanding and unexercised at 5:00 p.m., Denver, Colorado time, on August 14, 2000 (the "Redemption Date"), the date fixed for the redemption of the Warrants. Until 5:00 p.m., Denver, Colorado time, on the Redemption Date, each Warrant was exercisable for one share of Common Stock at an exercise price of $4.00 per share. A total of 694,046 Warrants were exercised, for 694,046 shares of Common Stock, after the Notice of Redemption was given, resulting in net proceeds to the Company, after fees and expenses, of approximately $2.6 million. These expenses included the fees and expenses of Stifel, Nicolaus & Company, Inc., which served as the dealer manager in connection with the redemption of the Warrants. The Company used the net proceeds from the Warrant exercises primarily to fund the development of PowerSpring. On the Redemption Date, the 145,629 Warrants that were not exercised ceased to be exercisable and holders thereof became entitled only to the redemption price of $.01 per Warrant. As of December 31, 2000, 38,168 Warrants remained outstanding and un-redeemed.

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

      STOCK REPURCHASE PLAN - In September 1998, the Board of Directors of the Company adopted a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company was authorized to purchase up to approximately 7% of its outstanding common stock in open market transactions, from time to time as management deems appropriate, based on the market price of the Company's stock. The Stock Repurchase Plan was discontinued on September 20, 1999. Under the Stock Repurchase Plan during 1999, the Company repurchased 96,116 shares of its common stock at an average price of $2.22 per share. The repurchased shares have been retired.

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

      Options to purchase shares of common stock are summarized as follows:

                                  1998 STOCK             DIRECTORS STOCK              1991 STOCK
                                INCENTIVE PLAN              OPTION PLAN               OPTION PLAN               OTHER OPTIONS
                            ---------------------      ---------------------      ---------------------      --------------------
                                         WEIGHTED                   WEIGHTED                   WEIGHTED                  WEIGHTED
                            NUMBER       AVERAGE       NUMBER        AVERAGE       NUMBER       AVERAGE       NUMBER      AVERAGE
                              OF         OPTION          OF          OPTION          OF          OPTION         OF         OPTION
                            SHARES        PRICE        SHARES         PRICE        SHARES         PRICE       SHARES        PRICE
                            ------        -----        -------        -----        -------        -----        -----        -----
Outstanding at
  January 1, 1999           36,178        $2.23        110,000        $2.00        275,562        $2.00        1,558        $2.00

Granted                    168,732         3.76
Forfeited                   (2,000)        4.63                                     (1,250)        2.00
Expired                                                                                                       (1,468)        2.00
Exercised                  (10,951)        1.86        (17,500)        2.00         (5,812)        2.00          (90)        2.00
                           -------                      ------                     -------                    ------

Outstanding at
  December 31, 1999        191,959         3.57         92,500         2.00        268,500         2.00           --           --

Granted                    141,575        11.82
Forfeited                   (1,181)        2.74
Exercised                  (37,002)        3.17        (27,500)        2.00        (54,341)        2.00
                           -------                      ------                     -------                    ------

Outstanding at
  December 31, 2000        295,351        $7.58         65,000        $2.00        214,159        $2.00           --        $  --
                           =======                      ======                     =======                    ======

Exercisable at
  December 31:
  2000                     186,851        $7.58         65,000        $2.00        210,518        $2.00           --        $  --
                           =======                      ======                     =======                    ======

  1999                      88,929        $3.13         92,500        $2.00        251,985        $2.00           --        $  --
                           =======                      ======                     =======                    ======


      The weighted average grant date fair values of options granted, during the years ended December 31, 2000 and 1999 were $0.45 and $1.60 per option, respectively. During the year ended December 31, 2000, 119,500 of the grants were incentive stock options granted to employees and 22,075 of the grants were nonqualified stock options granted to nonemployee directors of the Company. During the year ended December 31, 1999, 141,000 of the grants were incentive stock options granted to employees and 27,732 of the grants were nonqualified stock options granted to nonemployee directors of the Company. The following table summarizes information about the Company's stock options outstanding at December 31, 2000:


                              OPTIONS OUTSTANDING
                              -------------------
   RANGE OF                                 WEIGHTED AVERAGE    WEIGHTED AVERAGE
EXERCISE PRICES     NUMBER OF SHARES         EXERCISE PRICE      REMAINING LIFE
---------------     ----------------         --------------      --------------
$1.75 to $2.50           339,154                 $ 2.01               4.85
$2.51 to $7.00            94,010                   4.69               8.57
$7.01 to $17.38          141,346                  11.83               9.22
---------------          -------                  -----               ----
$1.75 to $17.38          574,510                 $ 4.87               6.54
===============          =======                 ======               ====



      If the fair value based method of accounting for stock options had been applied, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                        2000                  1999
      Net loss applicable to common shareholders - as reported    $  (22,374,414)       $   (3,676,042)
      Net loss applicable to common shareholders - pro forma      $  (23,996,171)       $   (3,959,885)
      Loss per basic and diluted Common Share - as reported       $        (4.13)       $        (1.06)
      Loss per basic and diluted Common Share - pro forma         $        (4.43)       $        (1.14)

      The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2000 and 1999: stock price volatility of 99% and 43%, respectively; risk-free rate of return of 5.75% and 5.6%, respectively; dividend rate of $0.00 per year; and an expected term of 4 years for options granted to employees and 10 years for options granted to directors.

      POWERSPRING STOCK OPTION PLAN - On March 13, 2000, the Board of Directors of PowerSpring adopted, and PowerSpring's then sole stockholder approved, the PowerSpring, Inc. 2000 Stock Incentive Plan (the "PowerSpring Stock Plan"). The PowerSpring Stock Plan authorizes the PowerSpring Board of Directors to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of PowerSpring and its subsidiaries for up to 6,000,000 shares of PowerSpring common stock. As of December 31, 2000, options exercisable for a total of 3,475,500 shares of PowerSpring common stock had been granted and were outstanding at exercise prices ranging from $0.30 to $0.60.

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

      METRETEK STOCK WARRANTS - Metretek stock warrants were issued by Metretek in prior periods in connection with issues of common stock and debentures. Stock warrants were also issued by Metretek to certain stockholders as remuneration for loans provided to Metretek and to a venture capital company as remuneration for services rendered in connection with a new issue of special preference stock. At December 31, 2000, stock warrants outstanding allow the holders to purchase a total of 36,620 shares of Common Stock at prices ranging from $44.48 to $88.96 per share. The Metretek stock warrants are exercisable over periods expiring at various dates through 2004. No accounting recognition was given to the Metretek stock warrants, all of which were granted prior to guidance set forth in Emerging Issues Task Force Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

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

      OTHER STOCK WARRANTS - In order to finance the initial phase of its Internet Project, the Company entered into an amendment to the terms of its $5,000,000 credit facility with its commercial lender (Note 7). In connection with the Loan Amendment, the Company issued a warrant (the "Lender Warrant") to purchase 20,000 shares of common stock of the Company. The Lender Warrant is exercisable for three years at an exercise price of $5.00 per share. The commercial lender has registration rights with respect to the common stock issuable upon the exercise of the Lender Warrant.

      In connection with the Internet Project (Note 2), the Company issued to Scient a warrant (the "Scient Warrant") to purchase 125,000 shares of common stock of the Company. The Scient Warrant is exercisable in until September 2002, at exercise prices split between $5.00 and $10.00 per share. Scient has registration rights with respect to the common stock issuable upon the exercise of the Scient Warrant.

      Pursuant to the Mercator Consulting Agreement (Note 2), the Company issued to Mercator a warrant (the "Mercator Warrant") to purchase 60,000 shares of common stock of the Company. The Mercator Warrant vests in three tranches from the date of issuance through March 2001, with exercise prices ranging between $4.50 and $5.50 per share, and expires in September 2002. Mercator has registration rights with respect to the common stock issuable upon the exercise of the Mercator Warrant.

      Compensation expense for the fair value of the Scient, Mercator and Lender Warrants is was recognized over the period in which the services were being performed or the remaining term of the Loan Agreement. Compensation expense associated with the warrants in the amount of $133,200 has been recognized in the consolidated statement of operations during the year ended December 31, 2000.

      As of December 31, 2000, in addition to the warrants described above, warrants to purchase 276,373 shares of common stock at exercise prices ranging from $2.47 to $14.50 per share were outstanding. These warrants expire at various dates ranging from 2002 through 2004. The Company issued these warrants for consulting and other advisory services rendered to the Company by the warrant holders.


11.   SEGMENT AND RELATED INFORMATION

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

      The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. For the year ended December 31, 2000, PowerSecure did not incur significant revenues or expenses.

      The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit, income and expense not allocated to reportable segments. Amounts are reported in thousands.


                                                                      INTERNET-BASED
                                         AUTOMATED      NATURAL GAS       ENERGY
                                        ENERGY DATA     MEASUREMENT    INFORMATION      DISTRIBUTED
                                         MANAGEMENT      SERVICES      AND SERVICES      GENERATION        OTHER          TOTAL
                                         ----------      --------      ------------      ----------        -----          -----
2000
      Revenues                            $ 8,999        $11,335         $  1,160                          $ 164        $ 21,658
      Segment profit (loss)                (1,450)         1,193          (15,720)         $(243)         (1,568)        (17,788)
      Total assets                          7,519          9,690            2,666              8             913          20,796
      Capital expenditures                     25            114            3,145              8               1           3,293
      Depreciation and amortization           612            609              472              1              16           1,710

1999
      Revenues                            $ 8,234        $11,112                                        $     19        $ 19,365
      Segment profit (loss)                (1,715)           977         $ (1,506)                        (1,432)         (3,676)
      Total assets                          8,752         10,040               95                            723          19,610
      Capital expenditures                    168             88                                              44             300
      Depreciation and amortization           642            612                                              15           1,269

      The following table presents revenues by geographic area based on the location of the use of the product or service:

                                                        2000              1999
      United States                                $20,608,834       $18,455,954
      United Kingdom                                   655,363           366,211
      Canada                                           361,066           466,030
      Australia                                         19,308            44,062
      Argentina                                         13,179            31,227
      Other                                        -----------             1,712
                                                                     -----------

      Total                                        $21,657,750       $19,365,196
                                                   ===========       ===========



                                    * * * * *

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  EXHIBIT LIST


(2)   PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
      SUCCESSION:

      (2.1) Agreement and Plan of Merger, dated as of March 16, 2000, by and between TotalPlan, Inc. and PowerSpring, Inc. (Incorporated by reference to Exhibit 2.2 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.)

      (2.2) Agreement and Plan of Merger, dated as of March 17, 2000, by and among PowerSpring, Inc., MERC Acquisition Corp., Mercator Energy Incorporated and John A. Harpole. (Incorporated by reference to
              Exhibit 2.3 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.)

(3)   ARTICLES OF INCORPORATION AND BY-LAWS:

      (3.1) Second Restated Certificate of Incorporation of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form S-3, Registration No. 333-96369.)

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

      (4.2) Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-3, Registration No. 333-96369.)

      (4.3) Form of Certificate representing warrants to purchase shares of Common Stock of Metretek Technologies, Inc. issued to former holders of warrants of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.2 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

      (4.4) Rights Agreement, dated as of December 2, 1991, between Metretek Technologies, Inc. and American Securities Transfer, Inc. (Incorporated by reference to Exhibit 10.6 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)

      (4.5) Amendment No. 1 to Rights Agreement, dated as of March 23, 1998, between Metretek Technologies, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 2 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 1 filed April 3, 1998.)

       (4.6) Amendment No. 2 to Rights Agreement, dated as of December 9, 1999, between Metretek Technologies, Inc. and American Securities Transfer & Trust, Inc. (Incorporated by reference to Exhibit 1 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 4 filed December 23, 1999.)

      (4.7) Form of Registration Rights Agreement among Metretek Technologies, Inc. and the former warrant holders of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

      (4.8) Securities Purchase Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and certain purchasers of securities of Metretek Technologies, Inc. (collectively, the "Unit Purchasers"). (Incorporated by reference to Exhibit 4.1 to Metretek's Current Report on Form 8-K filed December 22, 1999).

      (4.9) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to the Unit Purchasers. (Incorporated by reference to Exhibit 4.3 to Metretek's Current Report on Form 8-K filed December 22, 1999).

      (4.10) Registration Rights Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and the Unit Purchasers. (Incorporated by reference to Exhibit 4.4 to Metretek's Current Report on Form 8-K filed December 22, 1999).

      (4.11) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 4.12 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

      (4.12) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to John A. Harpole. (Incorporated by reference to Exhibit 4.13 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

      (4.13) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to National Bank of Canada. (Incorporated by reference to Exhibit 4.14 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

      (4.14) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to Silverman Heller Associates. (Incorporated by reference to Exhibit 4.15 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

      (4.15) Form of Common Stock Purchase Agreement issued by Metretek Technologies, Inc. to First Albany Corporation, William Reinert, John S. Koodrich and Lawrence C. Petrucci. (Incorporated by reference to Exhibit 4.16 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

(10)  MATERIAL CONTRACTS:

      (10.1) 1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

      (10.2) Directors' Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

      (10.3) Employment Agreement, dated as of June 11, 1991, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

      (10.4) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

      (10.5) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.5 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

      (10.6) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.6 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.7) Employment Agreement, dated as of June 11, 1991, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

      (10.8) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

      (10.9) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.8 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

      (10.10) Amendment No. 3 to Employment Agreement, dated as of January 1,
              2000, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.* (Incorporated by reference to Exhibit 10.10 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

      (10.11) Loan and Security Agreement, dated April 14, 1998, by and between
              National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.)

      (10.12) Amendment No. 1 to Loan and Security Agreement, dated as of
              November 10, 1998, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.12 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

      (10.13) Second Amendment to Loan and Security Agreement and Loan
              Documents, dated as of September 13, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 14, 1999.)

      (10.14) Third Amendment to Loan and Security Agreement and Loan Documents, dated as of December 9, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to
              Exhibit 10.1 to Metretek's Current Report on Form 8-K filed December 22, 1999.)

      (10.15) Fourth Amendment to Loan and Security Agreement and Loan
              Documents, dated as of March 22, 2000, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc.

      (10.16) Fifth Amendment to Loan and Security Agreement and Loan
              Documents, dated as of March 1, 2001, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc.

      (10.17) Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of February 3, 2000 (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed on February 22, 2000).*

      (10.18) Employment Agreement, dated as of March 17, 2000, between
              PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.17 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

      (10.19) Stockholders Agreement, dated as of March 17, 2000, among
              Metretek Technologies, Inc., PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.18 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.20) Non-Negotiable Promissory Note, dated March 17, 2000, made by
              PowerSpring, Inc. to John A. Harpole. (Incorporated by reference to Exhibit 10.19 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.21) Security Agreement, dated March 17, 2000, between PowerSpring,
              Inc. and John A. Harpole. (Incorporated by reference to Exhibit
              10.20 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.22) Form of Indemnification Agreement between Metretek Technologies,
              Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.23) Employment and Non-Competition Agreement, dated as of May 8,
              2000, between PowerSpring, Inc. and Sidney Hinton.*

      (10.24) Prototype - Basic Plan Document for the Metretek - Southern Flow
              Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

      (10.25) Adoption Agreement for the Metretek - Southern Flow Savings and
              Investment Plan. (Incorporated by reference to Exhibit 4.8 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

      (10.26) Non-Negotiable Convertible Promissory Note, dated September 28,
              2000, issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.)

      (10.27) PowerSpring, Inc. 2000 Stock Incentive Plan*



(21)  SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

      (21.1)  Subsidiaries of Metretek Technologies, Inc.

(23)  CONSENT OF DELOITTE & TOUCHE LLP:

      (23.1)  Deloitte & Touche LLP

---------------

      *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.

(b)   REPORTS ON FORM 8-K

      Metretek did not file a Current Report on Form 8-K during the quarter ended December 31, 2000.