Form 10KSB/A
period 2000-12-31
METRETEK TECHNOLOGIES INC
filed 2001-03-30
CIK 882154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                 FORM 10-KSB/A-1


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

As of March 1, 2001, 5,908,067 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  x
                                                               ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              PURPOSE OF AMENDMENT
                              --------------------

       This Amendment No. 1 to Form 10-KSB amends and restates Exhibit 23.1 of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 of Metretek Technologies, Inc. (the "Report") filed with the Securities and Exchange Commission on March 29, 2001, for the purpose of correcting a typographical error which resulted in the inadvertent omission of the date of the consent of Deloitte and Touche LLP on Exhibit 23.1 of the Report.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METRETEK TECHNOLOGIES INC.


                                          By: /s/ W. Phillip Marcum
                                              ----------------------------------
                                              W. Phillip Marcum, President and
                                              Chief Executive Officer
                                              Date: March 29, 2001


       In accordance with the Exchange Act, this Amendment No. 1 to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                                 Date
---------                 -----                                 ----

/s/ W. Phillip Marcum     Chairman of the Board, President,     March 29, 2001
-----------------------     Chief Executive Officer
W. Phillip Marcum           and Director
                            (Principal executive officer)


/s/ A. Bradley Gabbard    Executive Vice President,             March 29, 2001
-----------------------      Chief Financial Officer,
A. Bradley Gabbard           Treasurer, Secretary
                             and Director
                             (Principal financial officer)


/s/ Jeffrey B. Wood       Controller and Principal              March 29, 2001
-----------------------      Accounting Officer and
Jeffrey B. Wood              Assistant Secretary
                             (Principal accounting officer)



/s/ Ronald W. McKee       Director                              March 29, 2001
-----------------------
Ronald W. McKee


/s/ Basil M. Briggs       Director                              March 29, 2001
-----------------------
Basil M. Briggs


/s/ Robert Lloyd          Director                              March 29, 2001
-----------------------
Robert Lloyd


/s/ Anthony D. Pell       Director                              March 29, 2001
-----------------------
Anthony D. Pell


/s/ Albert F. Thomasson   Director                              March 29, 2001
-----------------------
Albert F. Thomasson


/s/ Stephen E. McGregor   Director                              March 29, 2001
-----------------------
Stephen E. McGregor


/s/ Kevin P. Collins      Director                              March 29, 2001
-----------------------
Kevin P. Collins

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

    (4.11) Form of Common Stock Purchase Warrant issued to Scient Corporation. (Incorporated by reference to Exhibit 4.12 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

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

    (10.15) Fourth Amendment to Loan and Security Agreement and Loan Documents, dated as of March 22, 2000, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Previously filed.)

    (10.16) Fifth Amendment to Loan and Security Agreement and Loan Documents, dated as of March 1, 2001, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Previously filed.)

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

    (10.20) Promissory Note, dated March 17, 2000, made by PowerSpring, Inc. to
            John A. Harpole. (Incorporated by reference to Exhibit 10.19 to Metretek's Annual Report on Form 10-KSB for the year ended
            December 31, 1999.)

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

    (10.23) Employment and Non-Competition Agreement, dated as of May 8, 2000, between PowerSpring, Inc. and Sidney Hinton.* (Previously filed.)

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

    (10.27) PowerSpring, Inc. 2000 Stock Incentive Plan* (Previously filed.)


(21) SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

    (21.1)  Subsidiaries of Metretek Technologies, Inc. (Previously filed.)


(23) CONSENT OF DELOITTE & TOUCHE LLP:

    (23.1)  Deloitte & Touche LLP

---------------

    *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.

(B) REPORTS ON FORM 8-K

    Metretek did not file a Current Report on Form 8-K during the quarter ended December 31, 2000.