Form 10QSB
period 2001-03-31
METRETEK TECHNOLOGIES INC
filed 2001-05-11
CIK 882154

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

  (Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to
                                       ------------

                         Commission File Number 0-19793

                           METRETEK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                             84-1169358
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                         Identification No.)

600 Seventeenth Street, Suite 800 North
          Denver, Colorado                                               80202
(Address of principal executive offices)                            (Zip code)

                                  (303)416-9200
                (Issuer's telephone number, including area code)


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

         As of May 2, 2001 there were 6,077,074 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                                 Yes    No  X
                                    ---    ---

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Unaudited Consolidated Balance Sheets -
                           March 31, 2001 and December 31, 2000             3

                  Unaudited Consolidated Statements of Operations -
                           For the Three Months Ended March 31, 2001 and
                           March 31, 2000                                   5

                  Unaudited Consolidated Statements of Cash Flows -
                           For the Three Months Ended March 31, 2001 and
                           March 31, 2000                                   6

                  Notes to Unaudited Consolidated Financial Statements      7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations             11


PART II.          OTHER INFORMATION

Item 6.           Exhibits                                                 21

Signatures                                                                 22

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        MARCH 31,     DECEMBER 31,
ASSETS                                                                     2001           2000
                                                                       -----------     -----------

CURRENT ASSETS:
  Cash and cash equivalents                                            $   872,422     $   468,813
  Trade receivables, less allowance for doubtful accounts
    of $548,403 and $548,153, respectively                               3,901,581       4,476,841
  Other receivables                                                         16,449           7,960
  Inventories                                                            3,665,920       3,226,995
  Net assets of discontinued operations                                    506,906         545,454
  Prepaid expenses and other current assets                                792,136         768,474
                                                                       -----------     -----------

      Total current assets                                               9,755,414       9,494,537
                                                                       -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Equipment                                                              4,372,312       4,391,990
  Vehicles                                                                 453,782         468,089
  Furniture and fixtures                                                   601,093         612,087
  Land, building and improvements                                          461,022         460,340
                                                                       -----------     -----------
      Total                                                              5,888,209       5,932,506
  Less accumulated depreciation                                          2,997,058       2,862,990
                                                                       -----------     -----------

      Property, plant and equipment, net                                 2,891,151       3,069,516
                                                                       -----------     -----------

OTHER ASSETS:
  Customer list (net of accumulated amortization of $3,512,495 and
    $3,401,183, respectively)                                            5,380,392       5,491,704
  Goodwill and other intangibles (net of accumulated amortization
    of $1,486,723 and $1,398,227, respectively)                          2,578,524       2,462,361
  Other assets                                                             275,923         277,773
                                                                       -----------     -----------

      Total other assets                                                 8,234,839       8,231,838
                                                                       -----------     -----------

TOTAL                                                                  $20,881,404     $20,795,891
                                                                       ===========     ===========

See notes to unaudited consolidated financial statements.

                 METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     MARCH 31,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   2001              2000
                                                                   ------------      ------------

CURRENT LIABILITIES:
  Accounts payable                                                 $  1,120,686      $    780,173
  Accrued and other liabilities                                       1,844,133         1,278,867
  Notes payable                                                       4,375,844         2,419,874
  Deposits and capital lease obligations                                194,757           207,058
                                                                   ------------      ------------

      Total current liabilities                                       7,535,420         4,685,972
                                                                   ------------      ------------

LONG-TERM NOTES PAYABLE                                                       -         1,929,759
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; AUTHORIZED, 1,000,000 SHARES;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                   7,083,961         6,903,485
                                                                   ------------      ------------

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock - Series A, $.01 par value;
    authorized, 1,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series C, $.01 par value;
    authorized, 500,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized, 25,000,000 shares;
    issued and outstanding, 5,908,067 shares                             59,081            59,081
  Additional paid-in-capital                                         54,875,634        54,814,659
  Accumulated other comprehensive loss                                   (1,517)           (5,926)
  Accumulated deficit                                               (48,671,175)      (47,591,139)
                                                                   ------------      ------------

      Total stockholders' equity                                      6,262,023         7,276,675
                                                                   ------------      ------------

TOTAL                                                              $ 20,881,404      $ 20,795,891
                                                                   ============      ============

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ----------------------------
                                                    2001              2000

REVENUES:
  Natural gas measurement sales and services     $ 4,888,983      $ 4,608,585
  Other                                              259,587           33,814
                                                 -----------      -----------

      Total revenues                               5,148,570        4,642,399
                                                 -----------      -----------

COSTS AND EXPENSES:
  Cost of measurement sales and services           3,738,727        3,480,977
  General and administrative                       1,402,985        1,251,369
  Selling, marketing and service                     342,659          513,237
  Depreciation and amortization                      367,481          315,481
  Research and development                           137,907        3,379,726
  Interest, finance charges and other                 35,534           45,532
                                                 -----------      -----------

      Total costs and expenses                     6,025,293        8,986,322
                                                 -----------      -----------

OPERATING LOSS                                      (876,723)      (4,343,923)

MINORITY INTEREST IN LOSS                                  -           95,801
                                                 -----------      -----------

NET LOSS                                            (876,723)      (4,248,122)

PREFERRED STOCK DEEMED DISTRIBUTION                 (180,476)      (2,513,709)
                                                 -----------      -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS       $(1,057,199)     $(6,761,831)
                                                 ===========      ===========

NET LOSS PER BASIC AND DILUTED COMMON SHARE      $     (0.18)     $     (1.49)
                                                 ===========      ===========

WEIGHTED AVERAGE BASIC AND DILUTED COMMON
  SHARES OUTSTANDING                               5,908,067        4,539,229
                                                 ===========      ===========


See notes to unaudited consolidated financial statements.

                    METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ------------------------------
                                                                                 2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $   (876,723)     $ (4,248,122)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                                  367,481           315,481
    Stock based compensation expense                                                                  50,808
    Gain on disposal of property, plant and equipment                                                   (150)
  Changes in other assets and liabilities, net of effect of acquisitions:
      Trade receivables                                                            575,259           316,382
      Inventories                                                                 (438,925)          (50,144)
      Other current assets                                                         449,271            15,260
      Other noncurrent assets                                                      (10,928)           (1,423)
      Accounts payable                                                              63,118         1,525,528
      Accrued and other liabilities                                               (306,565)        1,019,643
                                                                              ------------      ------------
      Net cash used by operating activities                                       (178,012)       (1,056,737)
      Net cash provided (used) by discontinued operations                           38,548          (624,356)
                                                                              ------------      ------------
      Net cash used by operating activities                                       (139,464)       (1,681,093)
                                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition                                                                                       (408,334)
  Additions to property, plant, equipment and other                               (212,504)         (327,975)
  Proceeds from sale of property, plant and equipment                                                    150
                                                                              ------------      ------------
      Net cash used by investing activities                                       (212,504)         (736,159)
                                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement                                                             10,480,696
  Net borrowings (payments) on line of credit                                      767,878          (228,442)
  Exercise of stock options and warrants                                                             297,454
  Payments on capital lease obligations                                            (12,301)
                                                                              ------------      ------------
      Net cash provided by financing activities                                    755,577        10,549,708
                                                                              ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          403,609         8,132,456

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                              468,813           361,658
                                                                              ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    872,422      $  8,494,114
                                                                              ============      ============


See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of March 31, 2001 and December 31, 2000 and
            For the Three Month Periods Ended March 31, 2001 and 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Metretek, Incorporated ("Metretek Florida"), Southern Flow Companies, Inc. ("Southern Flow"), PowerSpring, Inc. ("PowerSpring") and PowerSecure, Inc. ("PowerSecure") and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         Minority interest amounts included in the consolidated financial statements represent an outside shareholder's 12.5% ownership interest in PowerSpring. As of March 31, 2001 the Company repurchased that minority interest. In addition, certain 2000 amounts have been reclassified to conform to current year presentation.

         Due to the short-term nature of the PowerSecure contracts, the Company uses the completed-contract method of revenue recognition. Under the completed-contract method, income is recognized only when a contract is completed or substantially completed.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 2001 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 2001 and March 31, 2000.

2.       COMPREHENSIVE LOSS

         The Company's comprehensive loss for the three months ended March 31, 2001 and 2000 was $872,314 and $4,345,751, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

3.       POWERSPRING TERMINATION

         Effective as of March 31, 2001, the Company completed various actions in furtherance of the discontinuance of its PowerSpring subsidiary as an entity and the restructuring of its business, including the transfer of management and control of the PowerSpring product to Metretek Florida. As part of those actions, the Company,

PowerSpring and John A. Harpole entered into a Termination Agreement and Mutual Release that terminated the employment of Mr. Harpole, formerly the Vice President of PowerSpring, and set forth the terms and conditions of the termination, which included the termination of various agreements and instruments to which the Company, PowerSpring and Mr. Harpole were parties.

         In connection with the termination: (i) the $741,666 promissory note made by PowerSpring to Mr. Harpole was cancelled, and the related security agreement pursuant to which PowerSpring had granted a security interest in its asset to Mr. Harpole was terminated, (ii) Mr. Harpole transferred his 2,500,000 shares of PowerSpring common stock, which represented 12.5% of the outstanding capital stock of PowerSpring, back to PowerSpring, (iii) Mr. Harpole's employment and non-competition agreement was terminated, (iv) PowerSpring transferred the assets and business of Mercator to Mercator Energy LLC ("New Mercator"), a new limited liability company formed by Mr. Harpole, (v) PowerSpring agreed to pay $250,000 to Mr. Harpole over the next year, (vi) the Company reduced the exercise prices of Mr. Harpole's warrants to purchase 60,000 shares of Company common stock by $1.50 per share to a range of $3.00 to $4.00,
(vii) the Company issued Mr. Harpole options to purchase 80,000 shares of common stock at $2.00 per share, (viii) PowerSpring retained New Mercator on an eight month consulting basis at $5,000 per month, and (ix) the parties entered into a standard mutual release of all claims.

         The Company has recorded other income in the accompanying financial statements of approximately $255,000, which represents the difference between the note amount of $741,666 and the costs to the Company in connection with the termination of PowerSpring.

4.       SEGMENT INFORMATION

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

         The operations of the Company's automated energy data management segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek Florida also provides energy data collection and management services and post-sale support services for its manufactured products.

         The operations of the Company's natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

         The operations of the Company's Internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. PowerSpring commenced limited revenue generating operations in the second quarter of 2000. We are currently in the process of the discontinuance of PowerSpring as an entity and the restructuring of its business. Effective on April 1, 2001, PowerSpring's product was transferred to Metretek Florida.

         The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000 and has incurred limited costs during the three months ended March 31, 2001.

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

                                                   INTERNET-BASED
                          AUTOMATED    NATURAL GAS      ENERGY
                         ENERGY DATA   MEASUREMENT    INFORMATION   DISTRIBUTED
                         MANAGEMENT     SERVICES   AND SERVICES(1)   GENERATION      OTHER        TOTAL

MARCH 31, 2001

Revenues                 $1,365,262    $3,290,269   $   233,452    $       -    $  259,587    $  5,148,570
Segment profit (loss)      (232,107)      382,586      (287,353)    (231,141)     (508,708)       (876,723)
Total assets              6,836,444     9,662,219     2,942,951      490,618       949,172      20,881,404

MARCH 31, 2000

Revenues                 $1,920,941    $2,687,644   $         -   $        -    $     33,814    $4,642,399
Segment profit (loss)      (527,461)      213,402    (3,432,085)           -        (597,779)   (4,343,923)
Total assets              8,650,716     9,868,726     4,577,757            -       6,989,264    30,086,463


(1) Effective April 1, 2001, the Company's Internet-Based Energy Information and Services segment will be rolled into its Automated Energy Data Management segment.

5.       SUBSEQUENT EVENTS

         On April 10, 2001, the Company, through its wholly-owned subsidiary PowerSecure, acquired Industrial Automation Corp. ("Industrial Automation"), a North Carolina corporation. The Company issued 150,000 restricted shares of its common stock in exchange for all of the issued and outstanding capital stock of Industrial Automation. As a result of the acquisition, Industrial Automation has become a wholly-owned subsidiary of PowerSecure.

         Industrial Automation, founded in 1991 and headquartered in Greensboro, North Carolina, is in the business of designing and marketing process controls used in distributed generation operations. This acquisition is intended to enhance PowerSecure's technology and time to market in the field of distributed generation.

         PowerSecure also entered into five-year employment and non-competition agreements with each of the two former owners of Industrial Automation. The employment and non-competition agreements include an "earn out" that generally entitles the former owners to any net earnings of PowerSecure arising from projects commenced by Industrial Automation prior to the acquisition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the three month periods ended March 31, 2001 and 2000 and of our financial condition as of March 31, 2001 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented. All amounts shown are prior to the deduction of minority interest in PowerSpring.

                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                      2001               2000
                                                     -------            -------
                                                        (amounts in thousands)
REVENUES:
       Southern Flow                                 $ 3,290            $ 2,687
       Metretek Florida                                1,365              1,921
       PowerSpring                                       234                  -
       PowerSecure                                         -                  -
       Other                                             260                 34
                                                     -------            -------
       Total                                         $ 5,149            $ 4,642
                                                     =======            =======
GROSS PROFIT:
       Southern Flow                                 $   823            $   678
       Metretek Florida                                  482                473
       PowerSpring                                      (154)               (23)
                                                     -------            -------
       Total                                         $ 1,151            $ 1,128
                                                     =======            =======
SEGMENT PROFIT (LOSS):
       Southern Flow                                 $   382            $   213
       Metretek Florida                                 (232)              (527)
       PowerSpring                                      (287)            (3,432)
       PowerSecure                                      (231)                 -
         Other                                          (509)              (598)
                                                     -------            -------
           Total                                     $  (877)           $(4,344)
                                                     =======            =======

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

         The operations of our Internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. PowerSpring commenced limited revenue generating operations in the second quarter of 2000. We are currently in the process of the discontinuance of PowerSpring as an entity and the restructuring of its business. Effective on April 1, 2001, PowerSpring's product was transferred to Metretek Florida.

         The operations of our distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000 and has incurred limited costs during the three months ended March 31, 2001.

         We evaluate the performance of our operating segments based on income
(loss) before taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Our consolidated revenues for the three months ended March 31, 2001 increased $506,000, or 10.9%, compared to the same period in 2000. The increase was primarily due to the generation of revenue by PowerSpring and an increase in revenues by Southern Flow, partially offset by a decrease in revenues by Metretek Florida.

PowerSpring generated revenues of $488,000 during the three months ended March 31, 2001, which included approximately $255,000 relating to the termination of PowerSpring. There were no comparable revenues for the same period in 2000 and we do not anticipate any material revenues by PowerSpring as an entity in future quarters due to the transfer of the Mercator business as discussed below and the transfer of the PowerSpring products and business to Metretek Florida. Any future revenues attributable to PowerSpring's business will be recorded as revenues of Metretek Florida. Southern Flow's revenues increased $603,000, or 22.4% compared to the same period in 2000, primarily due to an increase in equipment sales and services resulting from an improving domestic natural gas market. Metretek Florida's revenues decreased $556,000, or 28.9%, compared to the same period in 2000, consisting of a decrease in domestic sales of $485,000 and a decrease in international sales of $71,000. The decrease in Metretek Florida's domestic sales was primarily due to a decrease in contract manufacturing activities, attributable to the loss of a major contract manufacturing customer which sold its business. The decrease in international sales is attributable to a decrease in sales of Metretek Florida's remote data collection products and systems in the United Kingdom. A comparison of Metretek Florida's current domestic and international product mix is as follows:

                                            Three Months Ended March 31,
                                            ----------------------------
                                             2001                  2000
                                             ----                  ----
                                            (dollar amounts in thousands)

Remote data collection
    products and systems                     $  884   65%   $1,016   53%
Electronic corrector products                   418   31%      399   21%
Circuit board assembly sales                     63    4%      506   26%
                                             ------           ------

Total                                        $1,365           $1,921
                                             ======           ======

         Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the three months ended March 31, 2001 increased $258,000, or 7.4%, compared to the same period in 2000. Southern Flow's cost of sales and services for the three months ended March 31, 2001 increased $458,000, or 22.8%, compared to the same period in 2000, almost entirely attributable to increased sales. As a result, Southern Flow's gross profit margin after costs of sales and services remained approximately 25% for the three months ended March 31, 2001 as it was for the comparable period in 2000. Metretek Florida's cost of sales and services for the three months ended March 31, 2001 decreased $565,000, or 39.0%, compared to the same period in 2000. This decrease was primarily due to lower personnel and related overhead costs associated with contract manufacturing activities. Contract manufacturing activities generally result in lower gross margins than that of traditional products at Metretek Florida. As a result, although Metretek Florida's revenues for the three months ended March 31, 2001 decreased approximately 28.9% compared to the same period in 2000, Metretek Florida's overall gross profit margin increased from 24.6% to 35.3% compared to the same period in 2000. PowerSpring incurred costs of sales and services in the amount of $388,000 during the three months ended March 31, 2001, for which there were no comparable costs during the same period in 2000.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the three months ended March 31, 2001 increased $152,000, or 12.1%, compared to the same period in 2000, due primarily to personnel, travel and overhead costs associated with the development of the business of PowerSecure, for which there were no comparable costs during the same period in 2000.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the three months ended March 31, 2001 decreased $171,000, or 33.2%, compared to the same period in 2000. The decrease in selling, marketing and service expenses is primarily due to the discontinuation of independent sales activity by PowerSpring and a reduction in sales personnel at Metretek Florida.

         Depreciation and amortization expenses include the depreciation and amortization of real property, customer list, goodwill and capitalized software development costs. Depreciation and amortization expenses for the three months ended March 31, 2001 increased $52,000, or 16.5%, compared to the same period in 2000, due to the additional depreciation expenses related to equipment purchased by PowerSpring during 2000.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the three months ended March 31, 2001 decreased $3,242,000, or 95.9%, compared to the same period in 2000. The decrease is due primarily to the substantial reduction in the second half of 2000 of research and development expenses related to PowerSpring's business. We incurred no research and development expenses attributable to PowerSpring during the three months ended March 31, 2001, as compared to approximately $3,150,000 of such expenses incurred in the comparable period during 2000.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the three months ended March 31, 2001 decreased $10,000, or 22.0%, compared to the same period in 2000. The decrease reflects reduced borrowings in the first three months of 2001 compared to the same period in 2000.

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

         Net cash used by operating activities of approximately $139,000 for the three months ended March 31, 2001 was the net result of the following: (i) approximately $509,000 of cash used to fund continuing operations, before changes in assets and liabilities; (ii) approximately $331,000 of cash provided by changes in working capital and other asset and liability accounts; and (iii) approximately $39,000 of cash provided by discontinued operations.

         We plan to continue our research and development efforts to enhance our existing products and services and to develop new products. Research and development expenses in the amount of $138,000 were incurred in the three months ended March 31, 2001. We anticipate that our research and development costs in 2001 will total approximately $720,000, of which $600,000 is expected to relate to Metretek Florida's business, including further development and enhancement of the PowerSpring product, and $120,000 is expected to relate to PowerSecure's business.

         We anticipate capital expenditures in 2001 of approximately $600,000, primarily for product software development for the PowerSpring and PowerSecure products. Capital expenditures for the three months ended March 31, 2001 were approximately $213,000.

         On April 14, 1998, we entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. We make monthly interest payments computed at prime plus 1% (9.0% at March 31, 2001) on outstanding balances of the Loans. On March 1, 2001, the Loan Agreement was amended to extend the maturity date from March 14, 2001 to May 31, 2001. We intend to renew this credit facility on a long-term basis prior to its expiration. However, we cannot provide any assurance that we will be able to renew or replace our current credit facility.

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

         Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek Florida and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek Florida. At March 31, 2001, we had a combined $3,122,779 in Loan availability, of which $1,559,389 had been borrowed by Southern Flow and Metretek Florida, leaving $1,563,390 in unused Loan availability.


       Effective as of March 31, 2001, we completed various actions in furtherance of the discontinuance of our PowerSpring subsidiary as an entity and the restructuring of its business, including the transfer of management and control of the PowerSpring product to Metretek Florida. As part of those actions, the Company, PowerSpring and John A. Harpole entered into a Termination Agreement and Mutual Release that terminated the employment of Mr. Harpole and set forth the terms and conditions of the termination, which included the termination of various agreements and instruments to which the Company, PowerSpring and Mr. Harpole were parties.

       In connection with the termination, among other things: (i) the $741,666 promissory note made by PowerSpring to Mr. Harpole was cancelled, and the related security agreement pursuant to which PowerSpring had granted a security interest in its asset to Mr. Harpole was terminated, (ii) PowerSpring agreed to pay $250,000 to Mr. Harpole over the next year, and (iii) the Company reduced the exercise prices of Mr. Harpole's warrants to purchase 60,000 shares of Company common stock by $1.50 per share to a range of $3.00 to $4.00. We have recorded other income for the three months ended March 31, 2001 of approximately $255,000, which represents the difference between the note amount of $741,666 and our costs in connection with the termination of PowerSpring.

         On September 28, 2000, we issued a $2.8 million unsecured convertible promissory note to Scient Corporation ("Scient") in fulfillment of our account payable for consulting services. The convertible note is payable in quarterly installments, due March 31, 2002, bears no interest, and is convertible at any time at Scient's discretion into either shares of our Common Stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share. As of March 31, 2001, the outstanding balance of the unsecured note is $2.6 million.

         Based on our current plans and assumptions, management believes that our capital resources, including cash and cash equivalents, amounts available under existing credit facilities (assuming our current credit facility is either renewed or extended on a long-term basis or we enter into a new credit facility of comparable size) and funds generated from continuing operations will be sufficient to meet our anticipated cash needs in 2001, including our working capital needs, capital requirements and debt service requirements. However, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales. In addition, we will also require additional capital in the future in order to make any significant acquisition of businesses or technologies.

         Obtaining additional financing will depend on many factors, including market conditions, our operating performance and investor sentiment. Terms of debt financing could restrict our ability to operate our business or to expand our operations. In addition, if we raise additional capital by issuing capital stock or securities convertible into capital stock, stockholders could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. Our capital raising will be subject to the consent of the Lender, if our credit facility is then in effect. In addition, depending on how it is structured, our capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that we will be able to renew or replace our current credit facility. We also cannot assure you that sufficient additional funds will be available to us on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to us, to our lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on terms that are acceptable would have a material adverse effect on our business, financial condition and results of operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, including statements concerning management's plans, objectives, goals, strategies, hopes and beliefs; projections about earnings, revenues and other financial and non-financial items, events and performance; statements about proposed products, services, technologies and operations; and statements of assumptions underlying any of the foregoing. The words "may", "could", "should", "will", "project, "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan", "potential", or "scheduled", variations of such words, and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, beliefs and expectations about the following:

         - our future prospects, including our revenues, income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

         - the sufficiency of funds, from operations available borrowings and other capital resources, to meet our future working capital, capital expenditure and business growth needs;

         - our products and services, market position and strategic relationships;

         -     our business plans and strategies;

         - market demand for and customer benefits attributable to our products and services;

         - competition and industry and market conditions, segments and trends;

         - our ability to successfully develop and operate our PowerSecure business;

         -     our restructured PowerSpring business;

         -     the effects of litigation; and

         -     future economic, business and regulatory conditions.

         These forward-looking statements are based on the current plans, intentions, goals, strategies, type, beliefs and expectations of management as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those express or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

         -     our history of losses and uncertainty of future profitability;

         - our ability to obtain and maintain sufficient capital and liquidity to meet our operating and capital requirement and growth needs, including our ability to renew or replace our existing line of credit, which is currently set to expire on May 31, 2001;

         - our ability to successfully and timely develop and market PowerSecure's products, services, and technologies;

         - our lack of operating history in our new businesses and the unproven business models in our PowerSecure and PowerSpring businesses;

         - the successful and timely development and market acceptance of the product, service and technologies of PowerSecure;

         - the successful restructuring of PowerSpring as a division of Metretek Florida;

         - the complexity, uncertainty and time constraints associated with the development and market acceptance of new product and service designs and technologies;

         - the effects of competition in our markets, including the introduction of competitors' products, services and technologies and our timely and successful response thereto;

         - utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates;

         -     fluctuations in our quarterly operating results;

         -     the effect of pending and future lawsuits;

         -     our ability to attract, retain and motivate key personnel;

         - our ability to secure and maintain key contracts, business relationships and alliances;

         - our ability to make successful acquisitions and in the future to successfully integrate and utilize any acquired product lines, key employees and businesses;

         - changes in the energy industry in general, and technological and market changes in the natural gas and electricity industries in particular;

         - the impact and timing of the deregulation of the natural gas and electricity markets;

         -     our ability to manage the anticipated growth of PowerSecure;

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

         -     general economic and business conditions;

         - effects of changes in product mix on our expected gross margins and net income;

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

         - the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas and electricity industries in particular; and

         - other risks and uncertainties that are discussed in this report or that are discussed from time to time in our other reports and filings with the SEC, including but not limited to our Annual Report or Form 10-KSB for the fiscal year ended December

               31, 2000.

         We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statements for any reason, whether as the result of new information, future events or otherwise.

                                     PART II
                                OTHER INFORMATION



ITEM 6.   EXHIBITS AND RESPONSE ON FORM 8-K

                (a) Exhibits

          10.1 Termination Agreement and Mutual Release, dated as of March 31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC.


          10.2 Stock Purchase Agreement, dated as of April 6, 2001, by and among Stanley W. Timblin, Jeffrey W. Timblin, PowerSecure, Inc. and Metretek Technologies, Inc.

                 (b) Form 8-K. The Company did not file any Current Reports on
                     Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    METRETEK TECHNOLOGIES, INC.



Date:    May 11, 2001               By:  /s/ W. Phillip Marcum
                                         -----------------------
                                         W. Phillip Marcum
                                         President and Chief Executive Officer




Date:    May 11, 2001               By:  /s/ A. Bradley Gabbard
                                         -----------------------
                                         A. Bradley Gabbard
                                         Executive Vice President
                                         and Chief Financial Officer