Form 10QSB
period 2001-06-30
METRETEK TECHNOLOGIES INC
filed 2001-08-10
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ===========================

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 (303) 416-9200
                (Issuer's telephone number, including area code)


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

     As of July 31, 2001 there were 6,077,764 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format

                           Yes              No   X
                              -----            -----

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Unaudited Consolidated Balance Sheets -
                      June 30, 2001 and December 31, 2000                                3

                Unaudited Consolidated Statements of Operations -
                      For the Three Months Ended June 30, 2001 and
                             June 30, 2000
                      For the Six Months Ended June 30, 2001 and
                             June 30, 2000                                               5

                Unaudited Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 2001 and
                             June 30, 2000                                               6

                Notes to Unaudited Consolidated Financial Statements                     7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                     11


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                       24

Item 2.         Changes in Securities and Use of Proceeds                               25

Item 4.         Submission of Matters to a Vote of Security Holders                     26

Item 6.         Exhibits and Reports on Form 8-K                                        27

Signatures                                                                              28

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  JUNE 30,          DECEMBER 31,
ASSETS                                                                              2001                2000
                                                                                -----------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 1,390,781         $   468,813
  Trade receivables, less allowance for doubtful accounts
    of $296,697 and $548,153, respectively                                        3,657,837           4,476,841
  Other receivables                                                                  22,575               7,960
  Inventories                                                                     3,285,573           3,226,995
  Net assets of discontinued operations                                             396,618             545,454
  Prepaid expenses and other current assets                                         648,368             768,474
                                                                                -----------         -----------
      Total current assets                                                        9,401,752           9,494,537
                                                                                -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Equipment                                                                       4,099,930           4,391,990
  Vehicles                                                                           50,227              49,185
  Furniture and fixtures                                                            579,815             609,472
  Land, building and improvements                                                   731,300             881,859
                                                                                -----------         -----------
      Total                                                                       5,461,272           5,932,506
  Less accumulated depreciation                                                   3,063,796           2,862,990
                                                                                -----------         -----------
      Property, plant and equipment, net                                          2,397,476           3,069,516
                                                                                -----------         -----------

OTHER ASSETS:
  Customer list (net of accumulated amortization of $3,623,806
    and $3,401,183, respectively)                                                 5,269,081           5,491,704
  Goodwill (net of accumulated amortization of
    $818,866 and $706,871, respectively)                                          2,479,553           2,344,711
   Patents and capitalized software development (net of
     accumulated amortization of $761,444 and
     $691,406, respectively)                                                        469,123             117,650
  Other assets                                                                      275,828             277,773
                                                                                -----------         -----------
      Total other assets                                                          8,493,585           8,231,838
                                                                                -----------         -----------

TOTAL                                                                           $20,292,813         $20,795,891
                                                                                ===========         ===========

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                   JUNE 30,              DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2001                    2000
                                                                                ------------            --------------
CURRENT LIABILITIES:
  Accounts payable                                                             $  1,541,941             $    780,173
  Accrued and other liabilities                                                   2,091,740                1,278,867
  Notes payable                                                                   2,702,307                2,419,874
  Deposits and capital lease obligations                                              1,896                  207,058
                                                                               ------------             ------------

      Total current liabilities                                                   6,337,884                4,685,972
                                                                               ------------             ------------

LONG-TERM NOTES PAYABLE                                                                --                  1,929,759
                                                                               ------------             ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; AUTHORIZED, 1,000,000 SHARES;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                               7,264,438                6,903,485
                                                                               ------------             ------------

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock - undesignated, $.01 par value;
     authorized, 2,000,000 shares; none issued and outstanding
  Redeemable preferred stock - Series C, $.01 par value;
     authorized, 500,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized, 25,000,000 shares;
     issued and outstanding, 6,077,764 and 5,908,067 shares,
     respectively                                                                    60,778                   59,081
  Additional paid-in-capital                                                     55,116,789               54,814,659
  Accumulated other comprehensive loss                                              (67,204)                  (5,926)
  Accumulated deficit                                                           (48,419,872)             (47,591,139)
                                                                               ------------             ------------

      Total stockholders' equity                                                  6,690,491                7,276,675
                                                                               ------------             ------------

TOTAL                                                                          $ 20,292,813             $ 20,795,891
                                                                               ============             ============

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended                        Six Months Ended
                                                            June 30,                                 June 30,
                                              --------------------------------          ---------------------------------
                                                     2001            2000                      2001            2000

REVENUES:
  Sales and services                            $ 11,389,854    $  5,547,312              $ 16,278,837    $ 10,155,896
  Other                                               40,111         197,327                   299,698         231,141
                                                ------------    ------------              ------------    ------------

      Total revenues                              11,429,965       5,744,639                16,578,535      10,387,037
                                                ------------    ------------              ------------    ------------

COSTS AND EXPENSES:
  Cost of sales and services                       8,758,759       4,072,422                12,497,486       7,543,886
  General and administrative                       1,362,290       1,338,389                 2,765,275       2,616,452
  Selling, marketing and service                     333,273         531,838                   675,932       1,028,408
  Depreciation and amortization                      374,533         374,211                   742,014         689,692
  Research and development                           146,881       3,947,696                   284,788       7,332,439
  Interest, finance charges and other                 45,286          34,124                    80,820          79,656
                                                ------------    ------------              ------------    ------------

      Total costs and expenses                    11,021,022      10,298,680                17,046,315      19,290,533
                                                ------------    ------------              ------------    ------------

OPERATING INCOME (LOSS)                              408,943      (4,554,041)                 (467,780)     (8,903,496)

MINORITY INTEREST IN LOSS                               --           580,615                      --           676,416
                                                ------------    ------------              ------------    ------------

NET INCOME (LOSS)                                    408,943      (3,973,426)                 (467,780)     (8,227,080)

PREFERRED STOCK
  DEEMED DISTRIBUTION                               (180,477)     (2,564,202)                 (360,953)     (5,077,911)
                                                ------------    ------------              ------------    ------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                        $    228,466    $ (6,537,628)             $   (828,733)   $(13,304,991)
                                                ============    ============              ============    ============

NET INCOME (LOSS) PER BASIC
  AND DILUTED COMMON SHARE                      $       0.04    $      (1.27)             $      (0.14)   $      (2.75)
                                                ============    ============              ============    ============

WEIGHTED AVERAGE BASIC
  AND DILUTED COMMON
  SHARES OUTSTANDING                               6,059,116       5,140,093                 5,984,009       4,841,335
                                                ============    ============              ============    ============

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            -----------------------------
                                                                                 2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $   (467,780)   $ (8,227,080)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Depreciation and amortization                                                742,014         689,692
    Minority interest in PowerSpring                                                --          (676,416)
    Stock based compensation expense                                                --            66,387
    Loss on disposal of property, plant and equipment                             80,857          13,023
  Changes in other assets and liabilities, net of effect of acquisitions:
      Trade receivables                                                          819,004         177,204
      Inventories                                                                (58,578)        (84,110)
      Other current assets                                                       105,491          46,856
      Other noncurrent assets                                                     (2,042)          2,886
      Accounts payable                                                           507,212       1,694,626
      Accrued and other liabilities                                              343,998         884,309
                                                                            ------------    ------------
      Net cash provided (used) by operating activities                         2,070,176      (5,412,623)
      Net cash provided (used) by discontinued operations                        148,836        (352,463)
                                                                            ------------    ------------
      Net cash provided (used) by operating activities                         2,219,012      (5,765,086)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition                                                                       --          (441,583)
  Additions to patents and capitalized software development                     (421,511)           --
  Additions to property, plant, equipment                                        (88,521)     (1,447,650)
  Proceeds from sale of property, plant and equipment                            323,810          11,249
                                                                            ------------    ------------
      Net cash used by investing activities                                     (186,222)     (1,877,984)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement                                               --        10,579,585
  Net payments on line of credit                                                (780,660)       (273,658)
  Payment on notes payable                                                      (125,000)           --
  Exercise of stock options and warrants                                            --           543,990
  Payments on capital lease obligations                                         (205,162)           --
                                                                            ------------    ------------
      Net cash provided (used) by financing activities                        (1,110,822)     10,849,917
                                                                            ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        921,968       3,206,847

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                            468,813         361,658
                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  1,390,781    $  3,568,505
                                                                            ============    ============


See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  As of June 30, 2001 and December 31, 2000 and
          For the Three Month Periods Ended June 30, 2001 and 2000 and
             For the Six Month Periods Ended June 30, 2000 and 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Metretek, Incorporated ("Metretek Florida"), Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure") and PowerSpring, Inc. ("PowerSpring") and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     Minority interest amounts included in the consolidated financial statements represented an outside shareholder's 12.5% ownership interest in PowerSpring. As of March 31, 2001 the Company repurchased that minority interest. In addition, certain 2000 amounts have been reclassified to conform to current year presentation.

     Due to the short-term nature of the PowerSecure contracts, the Company uses the completed-contract method of revenue recognition. Under the completed-contract method, revenue is recognized only when a contract is completed or substantially completed.

     In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 2001 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 2001 and 2000.

2.   COMPREHENSIVE LOSS

     The Company's comprehensive loss for the six months ended June 30, 2001 and 2000 was $529,058 and $8,228,908, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

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

     The Company recorded other income in March 2001 of approximately $255,000, which represents the difference between the note amount of $741,666 and the costs to the Company in connection with the termination of PowerSpring.

4.   ACQUISITION

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

     PowerSecure also entered into five-year employment and non-competition agreements with each of the two former owners of Industrial Automation. The employment and non-competition agreements include an "earn out" that generally entitles the former owners to any net earnings of PowerSecure arising from projects commenced by Industrial Automation prior to the acquisition. The acquisition was accounted for as a purchase, and therefore the results of operations of Industrial Automation have been combined with those of the Company effective April 10, 2001. The entire amount of the purchase price of $246,836, including costs of the acquisition, have been allocated to goodwill. Pro forma results of operations for the six months ended June 30, 2001 and 2000 assuming the acquisition had occurred on January 1, 2001 and 2000 have not been included herein as the effects of the acquisition were not material to the Company's results of operations.

5.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     The Company has four reportable business segments: automated energy data management; natural gas measurement services; distributed generation; and Internet-based energy information and services.

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

     The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include: project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and design, switch gear acquisition and installation, assistance in obtaining third-party project financing, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service package primarily through outsourcing partnerships with utilities.

     The operations of the Company's Internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. PowerSpring commenced limited revenue generating operations in the second quarter of 2000. Effective April 1, 2001, PowerSpring's business was restructured and transferred to Metretek Florida.

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


                                                                      INTERNET-BASED
                          AUTOMATED       NATURAL GAS                     ENERGY
                         ENERGY DATA      MEASUREMENT   DISTRIBUTED     INFORMATION
                         MANAGEMENT        SERVICES     GENERATION    AND SERVICES (1)      OTHER          TOTAL

JUNE 30, 2001

Revenues                $  3,164,396    $  6,509,946   $  6,327,910   $    276,585      $    299,698     $ 16,578,535
Segment profit (loss)       (449,284)        864,666        474,682       (612,371)         (745,473)        (467,780)
Total assets               7,626,461       9,542,500      1,048,244           --           2,075,608       20,292,813

JUNE 30, 2000

Revenues                $  4,703,825    $  5,373,677   $       --     $     78,394      $    231,141     $ 10,387,037
Segment profit (loss)       (491,753)        461,679           --       (8,085,947)         (787,475)      (8,903,496)
Total assets               9,053,437       9,793,780           --        3,718,072         3,217,911       25,783,200

(1) Effective April 1, 2001, the Company's Internet-Based Energy Information and Services segment was restructured and transferred into its Automated Energy Data Management segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of our results of operations for the six month periods ended June 30, 2001 and 2000 and of our financial condition as of June 30, 2001 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

     The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented. All amounts shown are prior to the deduction of minority interest in PowerSpring.


                                                          Six Months Ended
                                                               June 30,
                                                    ----------------------------
                                                       2001               2000
                                                       ----               ----
                                                        (amounts in thousands)
REVENUES:
       Southern Flow                                $  6,510           $  5,374
       Metretek Florida                                3,164              4,704
       PowerSecure                                     6,328               --
       PowerSpring                                       277                 78
       Other                                             300                231
                                                    --------           --------
       Total                                        $ 16,579           $ 10,387
                                                    ========           ========
GROSS PROFIT:
       Southern Flow                                $  1,738           $  1,359
       Metretek Florida                                1,113              1,396
       PowerSecure                                     1,041               --
       PowerSpring                                      (111)              (142)
                                                    --------           --------
       Total                                        $  3,781           $  2,613
                                                    ========           ========
SEGMENT PROFIT (LOSS):
       Southern Flow                                $    864           $    462
       Metretek Florida                                 (449)              (492)
       PowerSecure                                       474               --
       PowerSpring                                      (612)            (8,086)
         Other                                          (745)              (787)
                                                    --------           --------
           Total                                    $   (468)          $ (8,903)
                                                    ========           ========


     Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     We currently have four reportable business segments: automated energy data management; natural gas measurement services; distributed generation; and internet-based energy information and services.

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

     The operations of our distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include: project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and design, switch gear acquisition and installation, assistance in obtaining third-party project financing, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service package primarily through outsourcing partnerships with utilities.

     The operations of our internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. PowerSpring commenced limited revenue generating operations in the second quarter of 2000. Effective April 1, 2001, PowerSpring's product was restructured and transferred to Metretek Florida.

     We evaluate the performance of our operating segments based on income
(loss) before taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Revenues. Our consolidated revenues for the six months ended June 30, 2001 increased $6,191,000, or 59.6%, compared to the same period in 2000. The increase was primarily due to the first-time generation of revenue by PowerSecure, as well as an increase in revenues by Southern Flow and PowerSpring, which increases were partially offset by a decrease in revenues by Metretek Florida. PowerSecure generated revenues of $6,328,000, all of which occurred during the three months ended June 30, 2001, representing the completion of its first distributed generation projects. Southern Flow's revenues increased $1,136,000, or 21.1% compared to the same period in 2000, primarily due to an increase in equipment sales and services resulting from an improving domestic natural gas market. PowerSpring generated revenues of $536,000 during the six months ended June 30, 2001, which included approximately $255,000 relating to the termination of PowerSpring. Comparable revenues for PowerSpring for the same period in 2000 were $78,000. We do not anticipate any material revenues by PowerSpring as an entity in future quarters due to the disposition of the Mercator business as discussed below and the transfer of the PowerSpring products and business to Metretek Florida. Any future revenues attributable to PowerSpring's business will be recorded as revenues of Metretek Florida. Metretek Florida's revenues decreased $1,539,000, or 32.7%, compared to the same period in 2000, consisting of a decrease in domestic sales of $1,574,000, partially offset by an increase in international sales of $35,000. The decrease in Metretek Florida's domestic sales was primarily due to a decrease in contract manufacturing activities, attributable to the loss of a major contract manufacturing customer which sold its business. A comparison of Metretek Florida's current domestic and international product mix is as follows:


                                                           Six Months Ended June 30,
                                                          --------------------------
                                                          2001                  2000
                                                          ----                  ----
                                                         (dollar amounts in thousands)
     Remote data collection
         products and systems                            $2,022     64%        $2,564     55%
     Electronic corrector products                          980     31%           849     18%
     Circuit board assembly sales                           162      5%         1,291     27%
                                                         ------                ------

     Total                                               $3,164                $4,704
                                                         ======                ======

     Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the six months ended June 30, 2001 increased $4,954,000, or 65.7%, compared to the same period in 2000. PowerSecure's costs of sales on completed distributed generation projects totaled $5,287,000, for which there were no comparable costs incurred in the same period in 2000. PowerSecure's gross profit margin after costs of sales and services was 16.5% for the six months ended June 30, 2001. Southern Flow's cost of sales and services for the six months ended June 30, 2001 increased $757,000, or 18.9%, compared to the same period in 2000, almost entirely attributable to increased sales. Southern Flow's gross profit margin after costs of sales and services increased slightly to 26.7% for the six months ended June 30, 2001 compared to 25.3% for the comparable period in 2000. Metretek Florida's cost of sales and services for the six months ended June 30, 2001 decreased $1,257,000, or 38.0%, compared to the same period in 2000. This decrease was primarily due to lower contract manufacturing sales. Contract manufacturing sales generally result in lower gross margins than that of traditional products at Metretek Florida. As a result, although Metretek Florida's revenues for the six months ended June 30, 2001 decreased approximately 33% compared to the same period in 2000, Metretek Florida's overall gross profit margin increased from 29.7% to 35.2% compared to the same period in 2000. PowerSpring incurred costs of sales and services in the amount of $388,000 during the six months ended June 30, 2001, compared to $221,000 during the same period in 2000.

     General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the six months ended June 30, 2001 increased $149,000, or 5.7%, compared to the same period in 2000. This increase was the net result of first-time personnel, travel and overhead costs in the amount of $550,000 associated with PowerSecure, for which there were no comparable costs during the same period in 2000, which increase was partially offset by a $409,000 decrease in general and administrative activities at PowerSpring.

     Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the six months ended June 30, 2001 decreased $352,000, or 34.3%, compared to the same period in 2000. This decrease in selling, marketing and service expenses was primarily due to the discontinuation of independent sales activity by PowerSpring and a reduction in sales personnel at Metretek Florida.

     Depreciation and amortization expenses include the depreciation and amortization of real property, customer list, goodwill, patents and capitalized software development costs. Depreciation and amortization expenses for the six months ended June 30, 2001 increased $52,000, or 7.6%, compared to the same period in 2000, due to the additional depreciation expenses related to computer equipment purchased during 2000 to facilitate our Internet-based activities.

     Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the six months ended June 30, 2001 decreased $7,048,000, or 96.1%, compared to the same period in 2000. The decrease is due almost exclusively to the substantial reduction commenced in the second half of 2000 of research and development expenses related to PowerSpring's business.

     Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the six months ended June 30, 2001 increased $1,000, or 1.5%, compared to the same period in 2000. The increase reflects increased bank borrowings in the first six months of 2001 compared to the same period in 2000.

QUARTERLY FLUCTUATIONS

     Our quarterly revenues, expenses, margins and results of operations are difficult to predict and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:

     - the size, timing and terms of sales, orders, contracts and projects, including customers choosing to push out their purchase commitments, or purchases in smaller than expected quantities;

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

     -    changes in the prices charged by our suppliers;

     -    the timing of acquisitions of technology or businesses;

     -    changes in our operating expenses; and

     - the development and maintenance of business relationships with strategic partners.

Because many of our operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in operating losses in any particular quarter. The timing of large individual sales is also difficult for us to predict. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance.

     PowerSecure's operations have generated revenues for the first time during the three month period ended June 30, 2001. Although we only have a limited operating history with PowerSecure, consisting of less than a full fiscal year, we expect the revenues and associated costs, gross margins, cash flow and other operating results of PowerSecure to vary from quarter to quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues will depend in large part upon the timing of projects being awarded to PowerSecure, as well as the timing of the completion of those projects. Because we are using the completed-contract method of revenue recognition, under which we will recognize revenue only when a contract is completed or substantially completed, our recognition of revenues will be dependent upon the timing of completion of project, although certain costs may continue to be recognized prior to completion. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue.

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

     Net cash provided by operating activities of approximately $2,219,000 for the six months ended June 30, 2001 was the result of the following: (i) approximately $355,000 of cash provided by continuing operations, before changes in assets and liabilities; (ii) approximately $1,715,000 of cash provided by changes in working capital and other asset and liability accounts; and (iii) approximately $149,000 of cash provided by discontinued operations.

     We plan to continue our research and development efforts to enhance our existing products and services and to develop new products. Research and development expenses in the amount of $285,000 were incurred in the six months ended June 30, 2001. We anticipate that our research and development costs in 2001 will total approximately $720,000, of which $600,000 is expected to relate to Metretek Florida's business, including further development and enhancement of the PowerSpring product, and $120,000 is expected to relate to PowerSecure's business.

     We anticipate capital expenditures in 2001 of approximately $600,000, primarily for product software development for the PowerSpring and PowerSecure products. Capital expenditures for the six months ended June 30, 2001 were approximately $510,000.

     On April 14, 1998, we entered into a loan and security agreement (the "Loan Agreement") with a commercial bank (the "Lender") providing for a combined $5,000,000 credit facility consisting of loans (the "Loans") and letters of credit subject to limitations described below. The Loan Agreement provides for daily advances in the form of Loans to fund capital requirements, and daily paydowns on outstanding balances of the Loans from collection of customer accounts receivable. We make monthly interest payments currently computed at prime plus 2% (8.75% at June 30, 2001) on outstanding balances of the Loans. On March 1, 2001, the Loan Agreement was amended to extend the maturity date from March 14, 2001 to May 31, 2001. On May 31, 2001, the Loan Agreement was further amended (the "Sixth Amendment") to extend the maturity date to September 30, 2001. The Sixth Amendment also modified certain provisions in the Loan Agreement, including (i) reducing the maximum available amount of loan availability from $5 million to $3 million; (ii) increasing the rate of interest by one percent (1%); (iii) modifying the minimum tangible net worth covenant to not less than $5,387,000, counting all approved subordinate debt and Series B Preferred Stock as equity; (iv) requiring us, on a consolidated basis, to maintain a positive net profit before taxes, preferred stock dividends, depreciation, amortization, extraordinary gains and income from cancellation of debt; and (v) waiving the requisite 2 to 1 ratio of consolidated earnings before interest, taxes, depreciation, amortization and extraordinary gains to interest expense for the period ending March 31, 2001.

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

     Borrowings on the Loans are limited to the sum of 80% of eligible accounts receivable of Southern Flow and Metretek Florida and 50% of raw materials and finished goods inventory (up to a combined maximum of $1,500,000) of Southern Flow and Metretek Florida. At June 30, 2001, we had a combined $2,734,745 in Loan availability, of which $230,881 had been borrowed by Southern Flow and Metretek Florida, leaving $2,503,864 in unused Loan availability.

     We intend to pay off the balance of the Loans and terminate our existing credit facility by no later than the maturity date of the Loan Agreement, and we have made a refinancing commitment in the Sixth Amendment to that effect. While we currently intend to refinance the Loans with a credit facility from a commercial bank or other similar lending institutions, we may also, or in lieu thereof, seek to raise capital from the proceeds of public or private financings, debt financings or other sources. We may seek additional capital funds through financing at the parent or the subsidiary level, depending upon the availability of capital, market conditions, its consolidated operations and operations of that subsidiary. Depending on how it is structured, any capital raising could require the consent of the holders of the Company's B Preferred Stock. If we raise additional capital by issuing capital stock or securities convertible into convertible stock, holders of Common Shares could suffer dilution of their respective ownership interests, and the new capital stock or other securities could have rights, preferences or privileges senior to those holders of Common Shares.

     Effective as of March 31, 2001, we completed various actions in furtherance of the discontinuance of our PowerSpring subsidiary as an entity and the restructuring of its business, including the transfer of management and control of the PowerSpring product to Metretek Florida. As part of those actions, we, PowerSpring and John A. Harpole entered into a Termination Agreement and Mutual Release that terminated the employment of Mr. Harpole and set forth the terms and conditions of the termination, which included the termination of various agreements and instruments to which we, PowerSpring and Mr. Harpole were parties.

     In connection with the termination, among other things: (i) the $741,666 promissory note made by PowerSpring to Mr. Harpole was cancelled, and the related security agreement pursuant to which PowerSpring had granted a security interest in its asset to Mr. Harpole was terminated, (ii) PowerSpring agreed to pay $250,000 to Mr. Harpole over the next year, and (iii) we reduced the exercise prices of Mr. Harpole's warrants to purchase 60,000 shares of Company common stock by $1.50 per share to a range of $3.00 to $4.00. We recorded other income during the three six months ended March 31, 2001 of approximately $255,000, which represents the difference between the note amount of $741,666 and our costs in connection with the termination of PowerSpring.

     On September 28, 2000, we issued a $2.8 million unsecured convertible promissory note to Scient Corporation ("Scient") in connection with Scient's consulting services relating to our Internet-based PowerSpring business. The convertible note is payable in quarterly installments, due March 31, 2002, bears no interest, and is convertible at any time at Scient's discretion into either shares of our Common Stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share. As of June 30, 2001, the outstanding balance of the unsecured note is approximately $2.4 million.

     Based on our current plans and assumptions, management believes that our capital resources, including cash and cash equivalents, amounts available under credit facilities (assuming we enter into a new credit facility of sufficient size) and funds generated from continuing operations will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service requirements. However, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales. In addition, we will also require additional capital in the future in order to make any significant acquisitions of businesses or technologies.

     Obtaining additional financing will depend on many factors, including market conditions, our operating performance and investor sentiment. Terms of debt financing could restrict our ability to operate our business or to expand our operations. In addition, if we raise additional capital by issuing capital stock or securities convertible into capital stock, stockholders could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. Our capital raising will be subject to the consent of the Lender, if our credit facility is then in effect, and after it is refinanced to any new lender. In addition, depending on how it is structured, our capital raising could require the consent of the holders of our Series B Preferred Stock. We cannot assure you that we will be able to refinance our current credit facility or to do so on terms favorable to us, although we currently believe we will be able to do so. We also cannot assure you that sufficient additional funds will be available to us on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to us, to our lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on terms that are acceptable could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities including hedging foreign currency expenses. We have adopted FAS 133 for our fiscal year ending December 31, 2001. Because we do not utilize derivative financial instruments, the adoption of FAS 133 did not have a material impact on our financial position or results of operations.

     In July 2001, the FASB issued FAS No. 141 "Business Combinations". FAS 141 requires that all business combinations be accounted for under the purchase method of accounting. FAS 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. FAS 141 is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued FAS No. 142 "Goodwill and Other Intangible Assets". FAS 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. FAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. FAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 is effective for fiscal years beginning after December 15, 2001. We have not yet completed our assessment of the impact of FAS 141 and 142 on our financial statements.

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

     - our ability to successfully develop and operate our restructured PowerSpring business;

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

     - our ability to obtain and maintain sufficient capital and liquidity to meet our operating and capital requirement and growth needs, including our ability to refinance our existing line of credit, which is currently set to expire on September 30, 2001;

     - our ability to successfully and timely develop and market PowerSecure's products, services, and technologies;

     - our lack of operating history in our new businesses and the unproven business models in our PowerSecure and PowerSpring businesses;

     - the successful and timely development and market acceptance of the product, service and technology offerings of PowerSecure;

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

     - the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas and electricity industries in particular; and

     - other risks and uncertainties that are discussed in this report or that are discussed from time to time in our other reports and filings with the SEC, including but not limited to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

     We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statements for any reason, whether as the result of new information, future events or otherwise.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On January 5, 2001, Douglas W. Heins, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint in the District Court for the City and County of Denver, Colorado against the Company, Marcum Midstream 1997-1 Business Trust (the "Trust"), Marcum Midstream-Farstad, LLC, Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger, and Daniel J. Packard (the foregoing, collectively, the ("Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Gas & Oil, Inc. ("Farstad Inc.") (and collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and collectively with the Farstad Entities, the "Farstad Defendants"). The complaint alleges that the defendants, either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in Marcum Midstream 1997-1 Business Trust, an energy program of which MGT, a wholly-owned subsidiary of Metretek, is the managing trustee and Messrs. Marcum, Wanger and Farstad are or were the active trustees. Specifically, the plaintiff claims that his damages resulted from the defendants allegedly negligently, recklessly or intentionally making false and misleading statements, and/or willfully participating in a scheme or conspiracy and/or aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the Trust's units. The Trust raised $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Texas. The plaintiff seeks, among other things, to have the court declare the suit a proper class action and award compensation and/or punitive damages in an unspecified amount, together with interest, attorneys fees and other costs.

     In March, 2001, the defendants filed motions to dismiss the complaint, and the plaintiff filed briefs in response to these motions to dismiss. On May 11, 2001, the court denied the defendants' motions to dismiss the complaint, although the court granted the motion to dismiss Farstad LLC and Farstad Inc. and dismissed the fourth claim for relief, the allegation that the Farstad Defendants, Mr. Packard, MCR and MGT are liable under Colorado law for giving substantial assistance and further of securities violations, as to all defendants except MCR.

     On March 27, 2001, plaintiff filed a motion seeking certification of a class with respect to this matter and filed a brief in support of his motion for class certification. On July 27, 2001, the Metretek Defendants and the Farstad Defendants each filed a brief in opposition to the plaintiff's motion for class certification. As of the date of this report, the court has not ruled on the motion for class certification.

     On May 24, 2001, the Metretek Defendants filed an answer to the complaint, generally denying the allegations and claims therein and setting forth cross-claims against the Farstad Defendants. On July 13, 2001, the Metretek Defendants filed additional cross-claims against the Farstad Defendants.

     On May 30, 2001, Michael Mongiello and Charlotte Mongiello, trustees of the Mongiello Family Trust dated 8/1/90, et.al., filed, and subsequently served on defendants, a first amended complaint in the Superior Court in the State of California for the County of San Diego against the Metretek Defendants, the Farstad Defendants, United Pacific Securities, Inc., JBS Financial Corporation, IFG Network Securities, Inc., and numerous officers, directors, employees and brokers related to such brokerage houses. The complaint contains allegations similar to those contained in the complaint filed by Heins, along with allegations of wrong doing in and with the sale of interest in the Trusts against the additional defendants. The plaintiffs' claims for relief include a breach of fiduciary duty, sale securities in violation of California blue sky laws, fraud and deceit, negligent misrepresentation and omission, mutual mistake, justify and rescission, negligence, fraud on senior citizens and declaratory relief. The plaintiffs seek, among other things, damages of not less than $712,500, interest, attorneys fees, rescission and restitution, punitive and exemplary damages, prejudgment interest, a declaratory judgment and other damages. The Company and the rest of the Metretek Defendants intend to file an answer denying the material allegations of the complaint or to file appropriate motions or both.

     Because the foregoing litigation is in early stages, the Company cannot predict the outcome of this litigation or the impact the resolution of these claims will have on the business, financial position or results of operations of the Company. The Company intends to vigorously defend the claims against it and the other Metretek Defendants, and intends to vigorously pursue appropriate counter-claims.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 10, 2001, as part of a royalty payment to a licensor under a license agreement, the Company issued 19,697 shares of its common stock to the licensor. On April 10, 2001, in connection with the acquisition of all outstanding capital stock of Industrial Automation, Inc., the Company issued 150,000 shares of its common stock to the two owners of Industrial Automation.

     These issuances were made in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering. The Company reasonably believed that the purchasers had such knowledge and experience in financial and business matters to be capable of evaluating the risks and merits of the investment, and the purchasers represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any unregistered distribution thereof. No broker or dealer was involved in the transactions, and the securities were not publicly offered. The purchasers had adequate access, through contractual provisions and/or their relationship with the Company, to information about the Company and its business and operations, and the securities. Appropriate restrictive legends were affixed to the certificate issued to the purchasers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders, held on June 11, 2001, the following proposals were submitted to and approved by the stockholders of the
Company:

         PROPOSAL 1:   To elect two directors, each for a three-year term
                       expiring at the 2004 Annual Meeting of Stockholders:

                                              For            Withhold
                                              ---            --------

                  W. Phillip Marcum         5,446,855         29,422
                  Basil M. Briggs           5,346,855        129,422


          PROPOSAL 2:  To approve amendments to the Company's 1998 Stock
                       Incentive Plan to increase the number of shares authorized thereunder by 1,000,000 shares to an aggregate of 1,750,000 shares, and to eliminate the current limitation on the maximum number of shares granted during any calendar year to any individual participant:

                  For         Against        Abstain       Not Voted
                  ---         -------        -------       ---------

                2,584,929     375,081        6,637         2,509,630

          PROPOSAL 3:  To ratify the appointment by the Board of Directors of
                       Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

                              For           Against         Abstain
                              ---           -------         -------

                           5,461,646        10,631          4,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              None

         (b)  REPORTS ON FORM 8-K

     Since March 31, 2000, the Company filed the following Current Report on Form 8-K with the Securities and Exchange Commission:


Filing Date                  Item No              Description
-----------                  -------              -----------

June 11, 2001                 5,7                 Sixth Amendment to Loan
                                                  and Security Agreement

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       METRETEK TECHNOLOGIES, INC.



Date:  August 9, 2001                  By:  /s/ W. Phillip Marcum
                                          -------------------------------------
                                          W. Phillip Marcum
                                          President and Chief Executive Officer




Date:  August 9, 2001                  By: /s/ A. Bradley Gabbard
                                          -------------------------------------
                                          A. Bradley Gabbard
                                          Executive Vice President
                                          and Chief Financial Officer