Form 10QSB
period 2001-09-30
METRETEK TECHNOLOGIES INC
filed 2001-11-13
CIK 882154

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to
                                     ------------    ------------------

                         Commission File Number 0-19793

                           METRETEK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                         84-1169358
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

600 Seventeenth Street, Suite 800 North
          Denver, Colorado                                                80202
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

                          Yes     X                  No
                              --------               ----

         As of October 31, 2001 there were 6,077,764 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                          Yes                      No  X
                              --------               ----

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Unaudited Consolidated Balance Sheets -
                      September 30, 2001 and December 31, 2000                                                    3

                Unaudited Consolidated Statements of Operations -
                      For the Three Months Ended September 30, 2001 and
                             September 30, 2000

                      For the Nine Months Ended September 30, 2001 and
                             September 30, 2000                                                                   5

                Unaudited Consolidated Statements of Cash Flows -
                      For the Nine Months Ended September 30, 2001 and
                             September 30, 2000                                                                   6

                Notes to Unaudited Consolidated Financial Statements                                              7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                              12


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                25

Item 6.         Exhibits and Reports on Form 8-K                                                                 27

Signatures                                                                                                       28

                                PART I.
                         FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                               2001          2000
                                                                 ------------- ------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $   690,441   $   468,813
  Trade receivables, less allowance for doubtful accounts
    of $297,955 and $548,153, respectively                         4,060,220     4,476,841
  Other receivables                                                   18,060         7,960
  Inventories                                                      3,650,702     3,226,995
  Net assets of discontinued operations                              384,365       545,454
  Prepaid expenses and other current assets                          422,396       768,474
                                                                 -----------   -----------

      Total current assets                                         9,226,184     9,494,537
                                                                 -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Equipment                                                        4,114,691     4,391,990
  Vehicles                                                            50,227        49,185
  Furniture and fixtures                                             584,094       609,472
  Land, building and improvements                                    735,759       881,859
                                                                 -----------   -----------

      Total                                                        5,484,771     5,932,506
  Less accumulated depreciation                                    3,205,023     2,862,990
                                                                 -----------   -----------
      Property, plant and equipment, net                           2,279,748     3,069,516
                                                                 -----------   -----------

OTHER ASSETS:
  Customer list (net of accumulated amortization of $3,735,117
    and $3,401,183, respectively)                                  5,157,770     5,491,704
  Goodwill (net of accumulated amortization of
    $877,906 and $706,871, respectively)                           2,420,512     2,344,711
   Patents and capitalized software development (net of
     accumulated amortization of $795,438 and
     $691,406, respectively)                                         490,452       117,650
  Other assets                                                       320,448       277,773
                                                                 -----------   -----------

      Total other assets                                           8,389,182     8,231,838
                                                                 -----------   -----------

TOTAL                                                            $19,895,114   $20,795,891
                                                                 ===========   ===========

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               SEPTEMBER 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2001           2000
                                                                               ------------    ------------
CURRENT LIABILITIES:
  Accounts payable                                                             $  1,159,950    $    780,173
  Accrued and other liabilities                                                   1,856,528       1,278,867
  Notes payable                                                                   2,471,426       2,419,874
  Deposits and capital lease obligations                                              1,896         207,058
                                                                               ------------    ------------

      Total current liabilities                                                   5,489,800       4,685,972
                                                                               ------------    ------------

LONG-TERM NOTES PAYABLE                                                           1,172,356       1,929,759
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; AUTHORIZED, 1,000,000 SHARES;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                               7,444,915       6,903,485
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; authorized,
    2,000,000 shares; none issued and outstanding
  Preferred stock - Series C, $.01 par value; authorized, 500,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding, 6,077,764 and 5,908,067 shares,
     respectively                                                                    60,778          59,081
  Additional paid-in-capital                                                     55,116,789      54,814,659
  Accumulated other comprehensive loss                                              (55,349)         (5,926)
  Accumulated deficit                                                           (49,334,175)    (47,591,139)
                                                                               ------------    ------------

      Total stockholders' equity                                                  5,788,043       7,276,675
                                                                               ------------    ------------

TOTAL                                                                          $ 19,895,114    $ 20,795,891
                                                                               ============    ============

See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ---------------------------------    ----------------------------
                                                       2001                2000            2001             2000
REVENUES:
  Sales and services                              $  5,960,692         $  4,996,434    $ 22,239,529    $ 15,152,330
  Other                                                (30,577)              53,958         269,121         285,099
                                                  ------------         ------------    ------------    ------------

      Total revenues                                 5,930,115            5,050,392      22,508,650      15,437,429
                                                  ------------         ------------    ------------    ------------

COSTS AND EXPENSES:

  Cost of sales and services                         4,260,904            3,771,220      16,758,390      11,315,106
  General and administrative                         1,381,268            1,347,150       4,146,543       3,963,264
  Selling, marketing and service                       355,167              700,345       1,031,099       1,728,753
  Depreciation and amortization                        344,617              474,372       1,086,631       1,164,064
  Research and development                             288,170            2,214,006         572,958       9,546,833
  Interest, finance charges and other                   33,815               33,208         114,635         112,864
                                                  ------------         ------------    ------------    ------------

      Total costs and expenses                       6,663,941            8,540,301      23,710,256      27,830,884
                                                  ------------         ------------    ------------    ------------

OPERATING LOSS                                        (733,826)          (3,489,909)     (1,201,606)    (12,393,455)

MINORITY INTEREST IN LOSS                                 --                183,727            --           860,143

INCOME TAXES                                              --                   --              --              --
                                                  ------------         ------------    ------------    ------------

NET LOSS                                              (733,826)          (3,306,182)     (1,201,606)    (11,533,312)

PREFERRED STOCK
  DEEMED DISTRIBUTION                                 (180,477)            (180,477)       (541,430)     (5,258,388)
                                                  ------------         ------------    ------------    ------------

NET LOSS APPLICABLE
  TO COMMON SHAREHOLDERS                          $   (914,303)        $ (3,486,659)   $ (1,743,036)   $(16,791,700)
                                                  ============         ============    ============    ============

NET LOSS PER BASIC
  AND DILUTED COMMON SHARE                        $      (0.15)        $      (0.63)   $      (0.29)   $      (3.32)
                                                  ============         ============    ============    ============

WEIGHTED AVERAGE BASIC
  AND DILUTED COMMON
  SHARES OUTSTANDING                                 6,077,764            5,507,496       6,015,604       5,065,010
                                                  ============         ============    ============    ============


See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            -----------------------------
                                                                                 2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (1,201,606)   $(11,533,312)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                              1,086,631       1,164,064
    Minority interest in PowerSpring                                                --          (860,143)
    Stock based compensation expense                                                --           133,200
    Loss on disposal of property, plant and equipment                             87,425          13,022
  Changes in other assets and liabilities, net of effect of acquisitions:

      Trade receivables                                                          416,621        (260,960)
      Inventories                                                               (423,707)        (98,644)
      Other current assets                                                       335,978          45,643
      Other noncurrent assets                                                    (46,661)         (1,907)
      Accounts payable                                                           125,220       3,048,813
      Accrued and other liabilities                                              120,641        (321,076)
                                                                            ------------    ------------
      Net cash provided (used) by continuing operations                          500,542      (8,671,300)
      Net cash provided (used) by discontinued operations                        161,089        (182,192)
                                                                            ------------    ------------
      Net cash provided (used) by operating activities                           661,631      (8,853,492)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition                                                                       --          (463,484)
  Additions to capitalized software development                                 (476,834)           --
  Additions to property, plant, equipment                                       (117,632)     (3,253,743)
  Proceeds from sale of property, plant and equipment                            323,810          11,249
                                                                            ------------    ------------
      Net cash used by investing activities                                     (270,656)     (3,705,978)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from private placement                                               --        10,586,895
  Net payments on line of credit                                              (1,011,541)       (273,659)
  Proceeds from new line of credit                                             1,172,356            --
  Payment on notes payable                                                      (125,000)           --
  Exercise of stock options and warrants                                            --         3,197,840
  Payments on capital lease obligations                                         (205,162)         (7,816)
                                                                            ------------    ------------
      Net cash provided (used) by financing activities                          (169,347)     13,503,260
                                                                            ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        221,628         943,790

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                            468,813         361,658
                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    690,441    $  1,305,448
                                                                            ============    ============


See notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               As of September 30, 2001 and December 31, 2000 and
        For the Three Month Periods Ended September 30, 2001 and 2000 and
          For the Nine Month Periods Ended September 30, 2001 and 2000


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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 2001 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000.

2.       COMPREHENSIVE LOSS

         The Company's comprehensive loss for the nine months ended September 30, 2001 and 2000 was $1,251,029 and $11,535,140, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

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

         PowerSecure also entered into five-year employment and non-competition agreements with each of the two former owners of Industrial Automation. The employment and non-competition agreements include an "earn out" that generally entitles the former owners to any net earnings of PowerSecure arising from projects commenced by Industrial Automation prior to the acquisition. The acquisition was accounted for as a purchase, and therefore the results of operations of Industrial Automation have been combined with those of the Company effective April 10, 2001. The entire amount of the purchase price of $246,836, including costs of the acquisition, have been allocated to goodwill. Pro forma results of operations for the nine months ended September 30, 2001 and 2000 assuming the acquisition had occurred on January 1, 2001 and 2000 have not been included herein as the effects of the acquisition were not material to the Company's results of operations.

5.       CREDIT FACILITY

         On September 24, 2001, Southern Flow entered into a Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Business Credit, Inc. (the "Lender"), providing for a $2,000,000 credit facility (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at prime plus one percent. The Credit Facility contains minimum interest charges and unused credit line and termination fees, and matures on September 30, 2004. The Credit Facility refinances the Company's prior credit facility with National Bank of Canada.

         The obligations of Southern Flow under the Credit Agreement have been guaranteed by the Company along with PowerSecure and Metretek Florida (collectively, the "Guarantors"). These guarantees have been secured by a guaranty agreement ("Guaranty") and a security agreement ("Security Agreement") entered into by each of the Guarantors. The Security Agreements grant to the Lender a first priority security interest in virtually all of the assets of each of the Guarantors. The Credit Facility is further secured by a first priority security interest in virtually all of the assets of Southern Flow.

         The Credit Agreement contains financial covenants by Southern Flow to maintain a minimum tangible net book value, minimum quarterly and annual net income levels and maximum capital expenditures through 2002. Thereafter, the Lender and Southern Flow must renegotiate the terms of those financial covenants. The Credit Agreement contains other standard covenants related to Southern Flow's operations, including prohibitions on the payment of dividends, the sale of assets and other corporate transactions by Southern Flow, without the Lender's consent.

         Borrowings under the Credit Facility are limited to a borrowing base consisting of the sum of 85% of Southern Flow's eligible accounts receivable plus the lesser of 20% of Southern Flow's eligible inventory (consisting primarily of raw materials and finished goods inventory) or $200,000. As of September 30, 2001, Southern Flow had a borrowing base of $1,802,038 under the Credit Facility, of which $1,172,356, had been borrowed, leaving $629,682 in unused Credit Facility availability.

         Southern Flow is permitted to advance funds under the Credit Facility to the Company, PowerSecure and Metretek Florida, provided that total inter-company indebtedness owing from all Guarantors to Southern Flow may not exceed the greater of the amount of the borrowing base less $150,000 or the cumulative net income of Southern Flow from January 1, 2001. The Credit Facility, which constitutes the

Company's primary credit agreement, is expected to be used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida.

6.       COMMITMENTS AND CONTINGENCIES

LITIGATION

         On January 5, 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Denver Plaintiff"), filed a complaint (the "Denver Proceeding") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "Trust"), Marcum Midstream-Farstad, LLC, Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"),
W. Phillip Marcum, Richard M. Wanger, and Daniel J. Packard (the foregoing, collectively, the ("Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Gas & Oil, Inc. ("Farstad Inc.") (and collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and collectively with the Farstad Entities, the "Farstad Defendants"). The Denver Proceeding alleges that the Metretek Defendants and the Farstad Defendants (collectively, the "Denver Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in Marcum Midstream 1997-1 Business Trust, an energy program of which MGT, a wholly-owned subsidiary of Metretek, is the managing trustee and Messrs. Marcum, Wanger and Farstad are or were the active trustees. Specifically, the Denver Plaintiff claims that his damages resulted from the Denver Defendants allegedly negligently, recklessly or intentionally making false and misleading statements, and/or willfully participating in a scheme or conspiracy and/or aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the Trust's units. The Trust raised $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Texas. The Denver Plaintiff seeks, among other things, to have the Denver Court declare the Denver Proceeding a proper class action and award compensation and/or punitive damages in an unspecified amount, together with interest, attorneys' fees and other costs.

         In March 2001, the Denver Defendants filed motions to dismiss the Denver Proceeding, and the Denver Plaintiff filed briefs in response to these motions to dismiss. On May 11, 2001, the Denver Court granted in part the Denver Defendants' motions to dismiss by narrowing certain claims and dismissing the fourth claim for relief, the allegation that the Farstad Defendants, Mr. Packard, MCR and MGT are liable under Colorado law for giving substantial assistance and further of securities violations, as to all Denver Defendants except MCR. The Denver Court also granted a motion to dismiss the Farstad Entities.

         On May 24, 2001, the Metretek Defendants filed an answer to the Denver Proceeding, generally denying the allegations and claims therein and setting forth cross-claims against the Farstad Defendants. On July 13, 2001, the Metretek Defendants filed additional cross-claims and third party complaints against the Farstad Defendants. The Farstad Defendants have filed a motion to dismiss these cross-claims and complaints. On October 5, 2001, the Metretek Defendants sought leave to file their second amended cross claims and third party complaint adding jurisdictional allegations against the Farstad Defendants, which filing is not opposed by the Farstad Defendants.

         On March 27, 2001, the Denver Plaintiff filed a motion seeking certification of a class with respect to this matter and filed a brief in support of his motion for class certification. On July 27, 2001, the Metretek Defendants and the Farstad Defendants each filed a brief in opposition to the plaintiff's motion for class certification. On September 28, 2001, the Denver Court granted the Denver Plaintiff's motion for class certification with respect to this matter. As of the date of this report, discovery has not commenced and a trial date has not been set.

         On May 30, 2001, Michael Mongiello and Charlotte Mongiello, trustees of the Mongiello Family Trust dated 8/1/90, et.al. (the "California Plaintiffs"), filed, and subsequently served, a first amended complaint (the "California Proceeding") in the Superior Court in the State of California for the County of San Diego (the "California Proceeding") against the Metretek Defendants, the Farstad Defendants, United Pacific Securities, Inc., JBS Financial Corporation, IFG Network Securities, Inc., and numerous officers, directors, employees and brokers related to such brokerage houses (the "California Defendants"). The California Proceeding contains allegations similar to those contained in the Denver Proceeding, along with allegations of wrong-doing in and with the sale of interest in the Trust against the additional defendants. The California Plaintiffs' claims for relief include a breach of fiduciary duty, sale securities in violation of California blue sky laws, fraud and deceit, negligent misrepresentation and omission, mutual mistake, justify and rescission, negligence, fraud on senior citizens and declaratory relief. The California Plaintiffs seek, among other things, damages of not less than $712,500, interest, attorneys' fees, rescission and restitution, punitive and exemplary damages, prejudgment interest, a declaratory judgment and other damages.

         On August 24, 2001, the Metretek California Defendants filed a motion to stay the California Proceeding, due to the pendency of the Denver Proceeding. On October 9, 2001, the California Plaintiffs filed a brief in opposition to this motion. On October 26, 2001, the California Court denied the stay, relying on the representations of counsel for the California Plaintiffs that his clients planned to opt out of the Denver Proceeding.

         On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against the Company, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also granted a similar motion dismissing the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, the MGT, MCR, Mr. Packard and the Trust (the "Metretek California Defendants") filed an answer generally denying the allegations and claims therein. While discovery has commenced in the California Proceeding, no trial date has been set as of the date of this report.

         Because the foregoing litigation is in early stages, the Company cannot predict the outcome of this litigation or the impact the resolution of these claims will have on the business, financial position or results of operations of the Company. The Company intends to vigorously defend the claims against it and the other Metretek Defendants, and intends to vigorously pursue appropriate cross-claims and third party complaints.

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

7.       SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         The Company has four reportable business segments: natural gas measurement services; distributed generation; automated energy data management; and Internet-based energy information and services.

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

                                                                       INTERNET-BASED
                         NATURAL GAS                   AUTOMATED          ENERGY
                         MEASUREMENT   DISTRIBUTED    ENERGY DATA       INFORMATION
                          SERVICES     GENERATION      MANAGEMENT       AND SERVICES (1)     OTHER       TOTAL
                         -----------   ----------     -----------      -----------------     -----       -----
SEPTEMBER 30, 2001

Revenues                 $9,700,593    $7,741,783      $4,520,568         $ 276,585       $  269,121   $22,508,650
Segment profit (loss)     1,183,874       476,459        (933,574)         (612,371)      (1,315,994)   (1,201,606)
Total assets              9,752,085     1,527,323       7,248,279               --         1,367,427    19,895,114

SEPTEMBER 30, 2000

Revenues                 $8,272,739    $      --       $6,563,420         $ 316,171       $  285,099   $15,437,429
Segment profit (loss)       755,791       (69,392)       (647,815)      (11,383,169)      (1,048,870)  (12,393,455)
Total assets              9,941,129         2,437       8,950,057         5,748,214          944,929    25,586,766

(1) Effective April 1, 2001, the Company's Internet-Based Energy Information and Services segment was restructured and transferred into its Automated Energy Data Management segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the nine month periods ended September 30, 2001 and 2000 and of our financial condition as of September 30, 2001 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented. Segment profit (loss) amounts shown are prior to the deduction of minority interest in PowerSpring.

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                           2001                  2000
                                                                         ---------           ----------
                                                                          (amounts in thousands)
REVENUES:
       Southern Flow                                                     $   9,700           $    8,273
       PowerSecure                                                           7,742                  --
       Metretek Florida                                                      4,521                6,563
       PowerSpring                                                             277                  316
       Other                                                                   269                  285
                                                                         ---------           ----------
       Total                                                             $  22,509           $   15,437
                                                                         =========           ==========
GROSS PROFIT:
       Southern Flow                                                      $  2,515           $    2,068
       PowerSecure                                                           1,529                  --
       Metretek Florida                                                      1,548                2,055
       PowerSpring                                                            (111)                (286)
                                                                         ---------           ----------
       Total                                                             $   5,481           $    3,837
                                                                         =========           ==========
SEGMENT PROFIT (LOSS):
       Southern Flow                                                     $   1,184           $      756
       PowerSecure                                                             476                  (69)
       Metretek Florida                                                       (934)                (648)
       PowerSpring                                                            (612)             (11,383)
       Other                                                                (1,316)              (1,049)
                                                                         ---------           ----------
           Total                                                         $  (1,202)          $  (12,393)
                                                                         =========           ==========

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         We currently have four reportable business segments: natural gas measurement services; distributed generation; automated energy data management; and internet-based energy information and services.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Our consolidated revenues for the nine months ended September 30, 2001 increased $7,071,000, or 45.8%, compared to the same period in 2000. The increase was primarily due to the first-time generation of revenue by PowerSecure, as well as an increase in revenues by Southern Flow, which increases were partially offset by a decrease in revenues by Metretek Florida. PowerSecure generated revenues of $7,742,000, for which there were no comparable revenues earned in the same period in 2000. Southern Flow's revenues increased $1,427,000, or 17.3%, compared to the same period in 2000, primarily due to an increase in equipment sales and services resulting from an improved domestic natural gas market. PowerSpring generated revenues of $536,000 during the nine months ended September 30, 2001, which included approximately $255,000 relating to the termination of PowerSpring. Comparable revenues for PowerSpring for the same period in 2000 were $316,000. We do not anticipate any material revenues by PowerSpring as an entity in future quarters due to the disposition of the Mercator business as discussed below and the transfer of the PowerSpring products and business to Metretek Florida. Any future revenues attributable to PowerSpring's business will be recorded as revenues of Metretek Florida. Metretek Florida's revenues decreased $2,042,000, or 31.1%, compared to the same period in 2000, consisting of a decrease in domestic sales of $1,835,000, and a decrease in international sales of $207,000. The decrease in Metretek Florida's domestic sales was primarily due to a decrease in circuit board assembly sales resulting from the loss of a major contract-manufacturing customer which sold its business. A comparison of Metretek Florida's current domestic and international product mix is as follows:

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                          2001                  2000
                                                          ----                  ----
                                                         (dollar amounts in thousands)
     Remote data collection
          products and systems                           $2,951     65%        $3,504     54%
     Electronic corrector products                        1,348     30%         1,408     21%
     Circuit board assembly sales                           222      5%         1,651     25%
                                                        -------                ------
     Total                                               $4,521                $6,563
                                                          =====                ======

       Costs and Expenses. Costs of sales and services include materials, labor, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the nine months ended September 30, 2001 increased $5,443,000, or 48.1%, compared to the same period in 2000. PowerSecure's costs of sales on completed distributed generation projects totaled $6,213,000, for which there were no comparable costs incurred in the same period in 2000. PowerSecure's gross profit margin after costs of sales and services was 19.8% for the nine months ended September 30, 2001. Southern Flow's cost of sales and services for the nine months ended September 30, 2001 increased $982,000, or 15.8%, compared to the same period in 2000, almost entirely attributable to increased sales. Southern Flow's gross profit margin after costs of sales and services increased slightly to 25.9% for the nine months ended September 30, 2001 compared to 25.0% for the comparable period in 2000. Metretek Florida's cost of sales and services for the nine months ended September 30, 2001 decreased $1,537,000, or 34.1%, compared to the same period in 2000. This decrease was primarily due to lower circuit board assembly sales. Circuit board assembly sales generally result in lower gross margins than that of traditional products at Metretek Florida. As a result, although Metretek Florida's revenues for the nine months ended September 30, 2001 decreased approximately 31% compared to the same period in 2000, Metretek Florida's overall gross profit margin increased from 31.3% to 34.3% compared to the same period in 2000. PowerSpring incurred costs of sales and services in the amount of $388,000 during the nine months ended September 30, 2001, compared to $602,000 during the same period in 2000.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the nine months ended September 30, 2001 increased $183,000, or 4.6%, compared to the same period in 2000. PowerSecure's general and administrative expenses increased $899,000, or 1,296.1%, compared to the same period in 2000, as a result of nine months of personnel, travel and overhead costs in 2001 compared to only limited activities during the same period in 2000. The increase in general and administrative expenses at PowerSecure was partially offset by a $706,000 reduction in personnel and overhead activities at PowerSpring.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the nine months ended September 30, 2001 decreased $698,000, or 40.4%, compared to the same period in 2000. This decrease in selling, marketing and service expenses was primarily due to the discontinuation of independent sales activity by PowerSpring and a reduction in sales personnel at Metretek Florida.

         Depreciation and amortization expenses include the depreciation and amortization of real property, customer list, goodwill, patents and capitalized software development costs. Depreciation and amortization expenses for the nine months ended September 30, 2001 decreased $77,000, or 6.7%, compared to the same period in 2000. The decrease is due almost entirely to the effects of the impairment of depreciable and amortizable assets at PowerSpring that was recorded in the last three months of 2000. The impairment of these assets reduced depreciation and amortization expenses of PowerSpring by $96,000 for the nine months ended September 30, 2001, compared to the same period in 2000. The reduction in depreciation and amortization expenses at PowerSpring was partially offset by increased depreciation and amortization expenses at PowerSecure.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, and upgrades. Research and development expenses for the nine months ended September 30, 2001 decreased $8,974,000, or 94.0%, compared to the same period in 2000. The decrease is due almost exclusively to the substantial reduction commenced in the second half of 2000 of research and development expenses related to PowerSpring's business.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the nine months ended September 30, 2001 increased $2,000, or 1.6%, compared to the same period in 2000. The increase reflects increased bank borrowings in the first nine months of 2001 compared to the same period in 2000.

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

         PowerSecure's operations generated revenues for the first time during the second quarter of 2001. Although we only have a limited operating history with PowerSecure, consisting of less than a full fiscal year, we expect the revenues and associated costs, gross margins, cash flow and other operating results of PowerSecure to vary from quarter to quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues will depend in large part upon the timing of projects being awarded to PowerSecure, as well as the timing of the completion of those projects. Because we are using the completed-contract method of revenue recognition, under which we will recognize revenue only when a contract is completed or substantially completed, our recognition of revenues will be dependent upon the timing of completion of projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue.

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

         Net cash provided by operating activities of approximately $662,000 for the nine months ended September 30, 2001 was the net result of the following:
(i) approximately $27,000 of cash used by continuing operations, before changes in assets and liabilities; (ii) approximately $528,000 of cash provided by changes in working capital and other asset and liability accounts; and (iii) approximately $161,000 of cash provided by discontinued operations.

         We plan to continue our research and development efforts to enhance our existing products and services and to develop new products. Research and development expenses in the amount of $573,000 were incurred in the nine months ended September 30, 2001. We anticipate that our research and development costs in 2001 will total approximately $775,000, all of which is expected to relate to Metretek Florida's business, including further development and enhancement of the PowerSpring product.

         We anticipate capital expenditures in 2001 of approximately $660,000, primarily for product software development for the PowerSpring and PowerSecure products. Capital expenditures for the nine months ended September 30, 2001 were approximately $594,000.

         On September 24, 2001, Southern Flow entered into a Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Business Credit, Inc. (the "Lender"), providing for a $2,000,000 credit facility (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at prime plus one percent. The Credit Facility contains minimum interest charges and unused credit line and termination fees, and matures on September 30, 2004. The Credit Facility refinances the Company's prior credit facility with National Bank of Canada.

         The obligations of Southern Flow under the Credit Agreement have been guaranteed by the Company along with PowerSecure and Metretek Florida (collectively, the "Guarantors"). These guarantees have been secured by a guaranty agreement ("Guaranty") and a security agreement ("Security Agreement") entered into by each of the Guarantors. The Security Agreements grant to the Lender a first priority security interest in virtually all of the assets of each of the Guarantors. The Credit Facility is further secured by a first priority security interest in virtually all of the assets of Southern Flow.

         The Credit Agreement contains financial covenants by Southern Flow to maintain a minimum tangible net book value, minimum quarterly and annual net income levels and maximum capital expenditures through 2002. Thereafter, the Lender and Southern Flow must renegotiate the terms of those financial covenants. The Credit Agreement contains other standard covenants related to Southern Flow's operations, including prohibitions on the payment of dividends, the sale of assets and other corporate transactions by Southern Flow, without the Lender's consent.

         Borrowings under the Credit Facility are limited to a borrowing base consisting of the sum of 85% of Southern Flow's eligible accounts receivable plus the lesser of 20% of Southern Flow's eligible inventory (consisting primarily of raw materials and finished goods inventory) or $200,000. As of September 30, 2001, Southern Flow had a borrowing base of $1,802,038 under the Credit Facility, of which $1,172,356 had been borrowed, leaving $629,682 in unused Credit Facility availability.

         Southern Flow is permitted to advance funds under the Credit Facility to the Company, PowerSecure and Metretek Florida, provided that total inter-company indebtedness owing from all Guarantors to Southern Flow may not exceed the greater of the amount of the borrowing base less $150,000 or the cumulative net income of Southern Flow from January 1, 2001. The Credit Facility, which constitutes the Company's primary credit agreement, is expected to be used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida.

         While the Credit Facility will restrict the ability of the Company to sell or finance its subsidiaries without the consent of the Lender, in the event that the Company is able to secure debt or equity financing for a subsidiary that is a Guarantor or the sale or merger of such subsidiary and such subsidiary repays all advances made to it by Southern Flow, then the Lender has agreed to terminate the applicable restrictions in the Credit Facility relating to such subsidiary as a Guarantor.

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

         In connection with the termination, among other things: (i) the $741,666 promissory note made by PowerSpring to Mr. Harpole was cancelled, and the related security agreement pursuant to which PowerSpring had granted a security interest in its asset to Mr. Harpole was terminated, (ii) PowerSpring agreed to pay $250,000 to Mr. Harpole over the next year, and (iii) we reduced the exercise prices of Mr. Harpole's warrants to purchase 60,000 shares of Company common stock by $1.50 per share to a range of $3.00 to $4.00. We recorded other income of approximately $255,000 in March 2001, which represents the difference between the note amount of $741,666 and our costs incurred in connection with the termination of PowerSpring.

         On September 28, 2000, we issued a $2.8 million unsecured convertible promissory note to Scient Corporation ("Scient") in connection with Scient's consulting services relating to our Internet-based PowerSpring business. The convertible note is payable in quarterly installments, due March 31, 2002, bears no interest, and is convertible at any time at Scient's discretion into either shares of our Common Stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share. As of September 30, 2001, the outstanding balance of the unsecured note was stated as approximately $2.5 million. However, it is our position that, due to various offsets and issues, we do not owe Scient any further amounts. As of the date of this report, Scient has acknowledged some of the issues that are in dispute and has stayed any claim for payment for the time being. However, until final resolution is reached, we cannot predict with certainty the ultimate outcome of any dispute with Scient, or the effects thereof on our liquidity and operations.

         Based on our current plans and assumptions, management believes that our capital resources, including cash and cash equivalents, amounts available under the Credit Facility and funds generated from continuing operations will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service requirements. However, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales. In addition, we will also require additional capital in the future in order to make any significant acquisitions of businesses or technologies.

         Obtaining additional financing will depend on many factors, including market conditions, our operating performance and investor sentiment. Terms of debt financing could restrict our ability to operate our business or to expand our operations. In addition, if we raise additional capital by issuing capital stock or securities convertible into capital stock, stockholders could suffer a significant dilution of their percentage ownership interests, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. Depending on how it is structured, our capital raising could require the consent of the Lender or of the holders of our Series B Preferred Stock or both. We also cannot assure you that sufficient additional funds will be available to us on a timely basis or that, if available on a timely basis, such funds can be obtained on terms satisfactory to us and acceptable to the Lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on terms that are acceptable could have a material adverse effect on our business, financial condition and results of operations.

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

         In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. While FAS 144 supercedes FAS No. 121, "Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of FAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. FAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unused and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. FAS 144 will be effective for fiscal years beginning after December 15, 2001. We have not yet completed our assessment of the impact of FAS 144 on our financial statements.

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

         - our ability to obtain and maintain sufficient capital and liquidity to meet our operating and capital requirement and growth needs, including the sufficiency of the Credit Facility;

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

         - the effects of pending and future lawsuits, including the expenses of defending claims against us and the effects of the ultimate resolution thereof;

         - the effects and timing of the resolution of any dispute with Scient over payment obligations;

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

         - restrictions on our capital raising ability imposed by the terms of the Credit Facility and the Series B Preferred Stock;

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On January 5, 2001, Douglas W. Heins, individually and purportedly on behalf of a class of other persons similarly situated (the "Denver Plaintiff"), filed a complaint (the "Denver Proceeding") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "Trust"), Marcum Midstream-Farstad, LLC, Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"),
W. Phillip Marcum, Richard M. Wanger, and Daniel J. Packard (the foregoing, collectively, the ("Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Gas & Oil, Inc. ("Farstad Inc.") (and collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and collectively with the Farstad Entities, the "Farstad Defendants"). The Denver Proceeding alleges that the Metretek Defendants and the Farstad Defendants (collectively, the "Denver Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in Marcum Midstream 1997-1 Business Trust, an energy program of which MGT, a wholly-owned subsidiary of Metretek, is the managing trustee and Messrs. Marcum, Wanger and Farstad are or were the active trustees. Specifically, the Denver Plaintiff claims that his damages resulted from the Denver Defendants allegedly negligently, recklessly or intentionally making false and misleading statements, and/or willfully participating in a scheme or conspiracy and/or aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the Trust's units. The Trust raised $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Texas. The Denver Plaintiff seeks, among other things, to have the Denver Court declare the Denver Proceeding a proper class action and award compensation and/or punitive damages in an unspecified amount, together with interest, attorneys' fees and other costs.

         In March 2001, the Denver Defendants filed motions to dismiss the Denver Proceeding, and the Denver Plaintiff filed briefs in response to these motions to dismiss. On May 11, 2001, the Denver Court granted in part the Denver Defendants' motions to dismiss by narrowing certain claims and dismissing the fourth claim for relief, the allegation that the Farstad Defendants, Mr. Packard, MCR and MGT are liable under Colorado law for giving substantial assistance and further of securities violations, as to all Denver Defendants except MCR. The Denver Court also granted a motion to dismiss the Farstad Entities.

         On May 24, 2001, the Metretek Defendants filed an answer to the Denver Proceeding, generally denying the allegations and claims therein and setting forth cross-claims against the Farstad Defendants. On July 13, 2001, the Metretek Defendants filed additional cross-claims and third party complaints against the Farstad Defendants. The Farstad Defendants have filed a motion to dismiss these cross-claims and complaints. On October 5, 2001, the Metretek Defendants sought leave to file their second amended cross claims and third party complaint adding jurisdictional allegations against the Farstad Defendants, which filing is not opposed by the Farstad Defendants.

         On March 27, 2001, the Denver Plaintiff filed a motion seeking certification of a class with respect to this matter and filed a brief in support of his motion for class certification. On July 27, 2001, the Metretek Defendants and the Farstad Defendants each filed a brief in opposition to the plaintiff's motion for class certification. On September 28, 2001, the Denver Court granted the Denver Plaintiff's motion for class certification with respect to this matter. As of the date of this report, discovery has not commenced and a trial date has not been set.

         On May 30, 2001, Michael Mongiello and Charlotte Mongiello, trustees of the Mongiello Family Trust dated 8/1/90, et.al. (the "California Plaintiffs"), filed, and subsequently served, a first amended complaint (the "California Proceeding") in the Superior Court in the State of California for the County of San Diego (the "California Proceeding") against the Metretek Defendants, the Farstad Defendants, United Pacific Securities, Inc., JBS Financial Corporation, IFG Network Securities, Inc., and numerous officers, directors, employees and brokers related to such brokerage houses (the "California Defendants"). The California Proceeding contains allegations similar to those contained in the Denver Proceeding, along with allegations of wrong-doing in and with the sale of interest in the Trust against the additional defendants. The California Plaintiffs' claims for relief include a breach of fiduciary duty, sale securities in violation of California blue sky laws, fraud and deceit, negligent misrepresentation and omission, mutual mistake, justify and rescission, negligence, fraud on senior citizens and declaratory relief. The California Plaintiffs seek, among other things, damages of not less than $712,500, interest, attorneys' fees, rescission and restitution, punitive and exemplary damages, prejudgment interest, a declaratory judgment and other damages.

         On August 24, 2001, the Metretek California Defendants filed a motion to stay the California Proceeding, due to the pendency of the Denver Proceeding. On October 9, 2001, the California Plaintiffs filed a brief in opposition to this motion. On October 26, 2001, the California Court denied the stay, relying on the representations of counsel for the California Plaintiffs that his clients planned to opt out of the Denver Proceeding.

         On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against the Company, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also granted a similar motion dismissing the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, the MGT, MCR, Mr. Packard and the Trust (the "Metretek California Defendants") filed an answer generally denying the allegations and claims therein. While discovery has commenced in the California Proceeding, no trial date has been set as of the date of this report.

         Because the foregoing litigation is in early stages, the Company cannot predict the outcome of this litigation or the impact the resolution of these claims will have on the business, financial position or results of operations of the Company. The Company intends to vigorously defend the claims against it and the other Metretek Defendants, and intends to vigorously pursue appropriate cross-claims and third party complaints.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           None

                  (b)      REPORTS ON FORM 8-K

       Since June 30, 2001, the Company filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

Filing Date                         Item No              Description
-----------                         --------             -----------

October 5, 2001                     5,7               New Credit Facility

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           METRETEK TECHNOLOGIES, INC.

Date:    November 12, 2001        By:   /s/ W. Phillip Marcum
                                        -------------------------------------
                                        W. Phillip Marcum
                                           President and Chief Executive Officer


Date:    November 12, 2001        By:   /s/ A. Bradley Gabbard
                                        -------------------------------------
                                        A. Bradley Gabbard
                                           Executive Vice President
                                           and Chief Financial Officer