Form 10KSB40
period 2001-12-31
METRETEK TECHNOLOGIES INC
filed 2002-03-28
CIK 882154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            303 EAST SEVENTEENTH AVENUE, SUITE 660, DENVER, CO 80203 (Address of principal executive offices, including Zip Code)

                                 (303) 785-8080
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $29,092,786.

As of March 1, 2002, the aggregate market value of the shares of the issuer's Common Stock, the only class of voting or non-voting common equity of the issuer, held by non-affiliates was $1,955,503, based upon $0.43, the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

As of March 1, 2002, 6,077,764 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS...............................................................       1

PART I
   Item 1.      Description of Business..................................................................       2
   Item 2.      Description of Property..................................................................      14
   Item 3.      Legal Proceedings........................................................................      14
   Item 4.      Submission of Matters to a Vote of Security Holders......................................      15

PART II
   Item 5.      Market for Common Equity and Related Stockholder Matters.................................      16
   Item 6.      Management's Discussion and Analysis of  Financial Condition and Results of Operations...      17
   Item 7.      Financial Statements.....................................................................      40
   Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      40

PART III
   Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With
                            Section 16(a) of the Exchange Act............................................      41
   Item 10.     Executive Compensation...................................................................      43
   Item 11.     Security Ownership of Certain Beneficial Owners and Management...........................      46
   Item 12.     Certain Relationships and Related Transactions...........................................      50
   Item 13.     Exhibits and Reports on Form 8-K.........................................................      50

SIGNATURES...............................................................................................     S-1

INDEX TO FINANCIAL STATEMENTS............................................................................     F-1

EXHIBIT INDEX............................................................................................     X-1

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "forecast", "expect", "plan", "potential", "opportunity" and "scheduled", variations of such words, and other similar expressions are often (but not always) used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding the following:

      - our prospects, including our future revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

      - our products and services, market position, market share, growth and strategic relationships;

      -     our business plans, strategies, goals and objectives;

      - market demand for and customer benefits attributable to our products and services;

      -     industry trends and customer preferences;

      - the nature and intensity of our competition, and our ability to successfully compete in our market;

      - the sufficiency of funds, from operations, available borrowings and other capital resources, to meet our future working capital, capital expenditure, debt service and business growth needs;

      - pending or potential business acquisitions, combinations, sales, alliances, relationships and other similar business transactions;

      - our ability to successfully develop and operate our PowerSecure business;

      - the effects on our financial condition and results of operations of the resolution of pending or threatened litigation; and

      -     future economic, business, market and regulatory conditions.

      Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove incorrect or by known or unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in "Additional Factors That May Affect Our Business and Future Results" in Item 6 below, as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"). Any forward-looking statements contained herein speak only as of the date of this Report, and any other forward-looking statements we make from time to time in the future speaks only as of the date it is made. We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statement for any reason, whether as a result of changes in our expectations or the underlying assumptions, new information, future or unanticipated events, circumstances or conditions or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

      Metretek Technologies, Inc., through its subsidiaries, is a diversified provider of energy technology measurement products, services and data management systems to industrial and commercial users and suppliers of natural gas and electricity. We currently conduct our operations through three wholly-owned subsidiaries:

      - Southern Flow Companies, Inc. ("Southern Flow"), based in Lafayette, Louisiana, which provides a wide variety of natural gas measurement services principally to producers and operators of natural gas production facilities.

      - PowerSecure, Inc. ("PowerSecure"), based in Wake Forest, North Carolina, which designs, engineers, sells1 and manages distributed generation systems marketed primarily to industrial and commercial users of electricity.

      - Metretek, Incorporated ("Metretek Florida"), based in Melbourne, Florida, which designs, manufactures and sells electronic devices and systems, commonly referred to as automatic meter reading systems ("AMRs"), that automatically monitor, record and transmit data from natural gas custody transfer meters, electronic flow correctors and computers, and other energy measurement products and services including PowerSpring, our internet-based energy information management system.

      In this Report, references to "Metretek", "we", "us" and "our" refer to Metretek Technologies, Inc. and its subsidiaries, and references to "Metretek Technologies" refer to Metretek Technologies, Inc. without its subsidiaries, unless we state otherwise or the context indicates otherwise.

      We were incorporated in Delaware on April 5, 1991 under the name "Marcum Natural Gas Services, Inc.," and we changed our name in June 1999 to "Metretek Technologies, Inc." Our principal executive office is located at 303 East Seventeenth Street, Suite 660, Denver, Colorado 80203, and our telephone number at that office is (303) 785-8080.

BUSINESS STRATEGY

      Our business strategy is to position ourself as an integrated provider of data management products, services and systems that enhance the flow of information and improve the availability of energy to suppliers and users of energy. While our energy products and services have historically been aimed primarily at the natural gas industry, we are focusing more of our current and future products and services to other segments of the energy industry, especially the electricity industry. The energy industry continues to experience fundamental regulatory and structural changes and significant new trends. Our strategy is to acquire, develop and operate businesses that are positioned to take advantage of these changes and trends.

      In implementing our business strategy, we have made several important acquisitions:

      - In 1993, we acquired substantially all of the assets of the Southern Flow Companies division of Weatherford International Incorporated ("Weatherford").

      -     In 1994, we acquired Metretek Florida.

      - In 1997, we acquired Sigma VI, Inc. ("Sigma VI") and Quality Control Manufacturing, Inc. ("QCMI"), two printed board contract manufacturing firms to support and expand Metretek Florida's operations.

      - In 1998, we acquired the electronic corrector business from American Meter Company ("American Meter") to further expand the product and service offerings of Metretek Florida.

      - In April 2001, we acquired Industrial Automation, Inc. ("Industrial Automation"), a process control and switchgear design and manufacturing firm, as part of PowerSecure's growth strategy.

      While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this Report we have not entered into any agreement or binding commitment with respect to any material acquisition or disposition.

RECENT DEVELOPMENTS

      Development of PowerSecure. We formed PowerSecure in 2000 to carry out our business plan of designing, marketing and operating distributed generation systems for the benefit of industrial and commercial users of energy, primarily electricity. During 2001, a major part of our business strategy was focused upon the development of our distributed generation business, which is operated by PowerSecure. Distribution generation acts as an alternative energy supply, typically to electricity usage, that both provides a reliable back-up energy source during power outages, and adds capacity during peak periods that allows customers to take advantage of particular pricing rates, thus reducing energy costs. The goal of PowerSecure is to provide a complete distributed generation system to industrial and commercial users of energy, primarily electricity. PowerSecure acts as an integrator of distributed peak generation and energy information systems, allowing customers to make use of peak-shaving and load interruption utility incentives.

      Acquisition by PowerSecure. On April 10, 2001, PowerSecure acquired Industrial Automation, headquartered in North Carolina. Industrial Automation designs, manufactures and sells process controls and switchgear that is used in PowerSecure's distributed generation operations. This acquisition was intended to enhance PowerSecure's technology and expertise and reduce its project completion time. We issued 150,000 restricted shares of our Common Stock in exchange for all of the issued and outstanding capital stock of Industrial Automation. As a result of the acquisition, Industrial Automation has become a wholly-owned subsidiary of PowerSecure. PowerSecure also entered into five-year employment and non-competition agreements with each of the two former owners of Industrial Automation. The employment and non-competition agreements include an "earn out" that generally entitles the former owners to any net earnings of PowerSecure arising from projects commenced by Industrial Automation prior to the acquisition. The acquisition was accounted for as a purchase, and therefore the results of operations of Industrial Automation have been combined with those of PowerSecure effective April 10, 2001.

      Restructuring of PowerSpring. We formed PowerSpring in 1999 to carry out our business objective of becoming a leading provider of internet-based energy information products, services and technology. The goal of PowerSpring is to provide comprehensive energy consumption data and a broad array of additional information designed to facilitate the purchase and management of natural gas and electricity by commercial energy users. PowerSpring is also intended to provide commercial natural gas and electricity users with a mechanism to manage their energy needs and reduce their energy costs. Our initial focus with PowerSpring was the development of a website to provide a single source of information and services for commercial energy users.

      During 2001, we completely restructured PowerSpring by discontinuing most of its business operations and transferring its remaining operations to Metretek Florida. Effective as of March 31, 2001, in furtherance of the discontinuance of our PowerSpring subsidiary as an entity and the restructuring of its business, we completed various restructuring actions including the transfer of management and control of PowerSpring to Metretek Florida. As part of those actions, we, PowerSpring and John A. Harpole entered into a Termination Agreement and Mutual Release that terminated the employment of Mr. Harpole, formerly the Vice President of PowerSpring, and set forth the terms and conditions of the termination, which included the termination of various agreements and instruments to which we, PowerSpring and Mr. Harpole were parties and the transfer of the assets and business of previously-acquired Mercator Energy Incorporated to an entity controlled by Mr. Harpole. Currently, our PowerSpring offerings are included in the operations of Metretek Florida.

SOUTHERN FLOW COMPANIES, INC.

      Southern Flow provides a variety of natural gas measurement services principally to customers involved in the business of natural gas production, gathering, transportation and processing. We commenced providing natural gas measurement services in 1991 by acquiring an existing business. We expanded this business significantly in 1993 when we acquired substantially all of the assets of the Southern Flow Companies division of Weatherford. Through its predecessors, Southern Flow has provided measurement services to the natural gas industry since 1953.

      Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Southern

Flow's field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow's chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow also provides laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer's accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts, and derived approximately 24% of its annual revenues from its "parts resale" business in 2001. Southern Flow provides its services through nine division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

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

POWERSECURE, INC.

      We formed PowerSecure in the fall of 2000 to engage in the business of designing, engineering, marketing and operating distributed generation systems. In January 2001, PowerSecure received its first distributed generation contract. The goal of PowerSecure is to be a national provider of distributed generation systems, providing customers, primarily industrial and commercial users of electricity, with access to back-up power generation and the ability to take advantage of peak-shaving and load interruption incentives. Distributed generation is on-site power generation that supplements or bypasses the public power grid by generating power at the customer's site. PowerSecure offers a power supply that serves as an alternative source of energy for the customer's business needs. PowerSecure's program covers virtually all elements of the peak-power supply chain, including system design, installation, operation and rate analysis and utility rate negotiation.

      Distributed Generation Background. The demand for distributed generation facilities offered by PowerSecure is driven primarily by two factors: the need for high quality, high reliability power; and the economics of energy pricing structures by utilities and other power suppliers. The need for power quality and reliability is driven directly by the needs of industrial and commercial end-users of electricity and, in particular, the specific consequences to an end user of experiencing a power outage or curtailment. This need for reliable power became apparent to many businesses as a result of recent brown-outs and black-outs, especially those in California in 2000. Distributed generation allows a business to improve the reliability of its energy generation by providing a back-up power source that is available if the primary source, for example a local utility becomes unable, for any reason, to provide power. Distributed generation can protect businesses from the adverse effect of power outages caused by storms, utility equipment failures and black-outs and brown-outs resulting from instability on the utility power grids. In addition, businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity through alternative sources. Spikes in power prices, due to electricity spot price savings, have led many businesses to seek alternative sources of power to protect against these price spikes by "peak shaving". Peak shaving, as it generally applies in PowerSecure's business, means utilizing the back-up power provided by a system of distributed generation to reduce specific demand to avoid the adverse effect of high energy prices charged by utilities during "peak" energy use periods.

      In addition, due to the current fragmentation of the energy markets, real-time energy information has at the same time become both more important to have and more difficult to obtain. Many energy suppliers, especially utilities, have complicated pricing and rate structures and tariffs that are difficult for energy users to understand, which further increases the difficulty of monitoring and managing energy usage and costs. Energy deregulation, with multiple providers of energy and diverse rate structures, adds to this complexity in managing energy usage and costs. In order to effectively manage their energy needs, commercial and industrial users of energy require real-time energy consumption information.

      PowerSecure provides a "turn-key" solution to these needs of industrial and commercial users of electricity. By providing a complete and customized program of distributed generation, combined with an energy information management system, the PowerSecure system provides energy users with a seamless interoperative active communication between the supply-side and demand-side components of the customer's power system to capture peak-shaving opportunities and to quickly respond to emergency and interruption situations. The typical distributed generation system is installed and maintained at the customer's location and is small in size relative to a power plant since it is designed to supply power only to that one particular customer.

      The primary elements of PowerSecure's turn-key distributed generation package include:

      -     designing and engineering the distributed generation system;

      - negotiating with the utility to establish the electricity inter-connect, and to take advantage of preferred rates;

      - acquiring and installing the generators and other system equipment and controls;

      - designing building and installing the switchgear and process controls; and

      -     providing ongoing monitoring and servicing of the system.

      Technology. The key component in a distributed generation system is the generator, the source of power. While several distributed generation technologies are available, PowerSecure currently utilizes a diesel-powered generator. These are widely used and constitute a reliable, cost-effective distributed generation technology, able to generate sufficient power with reasonable efficiency at a reasonable cost. However, several new generator technologies are emerging, and PowerSecure intends to utilize one or more of them as they demonstrate the ability to be a commercially viable, affordable, and reliable power source. These new technologies include microturbines, which generate power using a small-scale natural gas-fueled turbine, fuel cells, which combine hydrogen and oxygen as an electrochemical process to produce electricity, and solar cells also known as photovoltaic cells, which convert the sun's energy into electricity.

      Internal combustion generators range in individual size from 5 kilowatts ("KW") to 2,250 KW, while gas turbines range in individual size from 1,250 KW to 13,500 KW. Units can be installed individually or in multiple parallel arrangements, allowing PowerSecure to service the needs of both small and large industrial customers, as well as those in between.

      In conjunction with the generators and turbines, PowerSecure designs and manufactures its own switchgear and process controls, which are used to seamlessly shift power between a customer's primary power source and its source of distributed generation. PowerSecure obtained this technology and know-how by acquiring Industrial Automation in 2001. Power from onsite generation can be brought online and in parallel with the customer's primary power source without disrupting the flow of electricity. This allows the customer to seamlessly substitute onsite-generated power for that supplied by the utility power plant during times of peak demand.

      Staffing. PowerSecure staffs a team of engineering and project management resources that oversee all phases of design and installation of generators, switchgear and process controls, and wireless remote-monitoring equipment. PowerSecure's engineering experience and understanding of distributed generation operations provide it with the capability to create innovative solutions to meet the needs of virtually any customer.

      Remote Monitoring and Maintenance and System Management. PowerSecure's remote monitoring and maintenance services are an important part of its system because they differentiate the PowerSecure solution from that of its competitors. PowerSecure monitors and maintains the system for its customers, improving reliability and removing many of the hassles for its customers associated with ownership. Distributed assets must be run periodically so that they function properly when called upon to supply power. By installing a communication device on the system, PowerSecure has the ability to remotely start and run the system and to monitor its performance. In the event of a mechanical problem or if the system is low on fuel, PowerSecure dispatches the appropriate technicians or local fuel service. PowerSecure manages every aspect of its system on behalf of its customers so that the distributed generation is a seamless operation. For those customers that already have distributed generation systems, PowerSecure can offer valuable management services for their systems. Specifically, PowerSecure offers contracts for fuel management services, preventive and emergency maintenance services, and monitoring and dispatching services. PowerSecure also coordinates the operation of the distributed generation during times of peak demand in order to allow its customers to benefit from complicated utility rate structures. The monitoring device enables PowerSecure to monitor, on a cost-effective basis, a geographically fragmented customer-base from a centralized location.

      Sales and Marketing. PowerSecure markets its distributed generation systems primarily through a direct sales force. PowerSecure's marketing efforts are focused on three separate types of packages. PowerSecure's initial marketing focus was, and virtually all of its revenues through December 31, 2001 were derived from, its "turn-key" generation system. In its turn-key program, PowerSecure offers a complete internal distributed generation package, including assistance in locating and arranging financing, directly to industrial and commercial users of electricity that desire to own their own distributed generation system. The size of turn-key distributed generation systems designed and sold by PowerSecure has ranged from 90 KW to 8,000 KW, although PowerSecure has the ability to design and sell even larger turn-key systems. The second package marketed by PowerSecure involves partnering with utilities to develop, market and manage distributed generation systems for customers of the utilities. In the "utility partnership" model, PowerSecure partners with a utility to combine its distributed generation package with other products or services that the utility offers, and assists the utility in marketing PowerSecure's distributed generation package to the utility's customers. PowerSecure has recently commenced offering a third package, a "company-owned" distributed generation system program, which will require significant capital to develop. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources." PowerSecure's company-owned model involves the design, engineering, installation, operation and maintenance of distributed generation systems that are owned by PowerSecure and leased to customers on a long-term basis for monthly fees related to the benefits received by the customer. Depending on our ability to raise sufficient additional capital, market conditions and the preferences of industrial and commercial users of electricity, PowerSecure believes that a significant portion of its future business may be derived from its company-owned program, making it less dependant upon sales of turn-key systems.

      Contracts and Backlog. As of December 31, 2001, PowerSecure had secured contracts for distributed generation projects with an aggregate present value of approximately $2.4 million. These contracts are scheduled to be completed by the end of the second quarter 2002. Given the irregular sales cycle of customer orders, PowerSecure's backlog at any given time is not necessarily an accurate indication of its future prospects.

      Acquisition. On April 10, 2001, PowerSecure acquired Industrial Automation, based in North Carolina, which is in the business of designing and marketing switchgear and process controls used in distributed generation operations. As a result of the acquisition, Industrial Automation has become a wholly-owned subsidiary of PowerSecure. See "Recent Developments - Acquisition by PowerSecure" above.

METRETEK, INCORPORATED

      We acquired Metretek Florida in March 1994. Metretek Florida was founded in 1977 in Melbourne, Florida as a developer, manufacturer and marketer of automated systems for remotely monitoring and recording energy consumption from a central location. The "Metretek System" consists of three components:

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

      Metering data collection products, also known as automatic meter readers or AMRs, are installed on existing energy meters. The AMRs are designed to automatically collect and transmit metering data according to a schedule predetermined and preset by the customer. The AMRs contain an electronic printed circuit board ("PCB") assembly, which is designed and programmed to interface with an energy meter at the point of energy consumption. The PCB contains a microprocessor and modem, is packaged with AC or DC power and is installed on, or in close proximity to, the energy meter. Energy consumption data is collected, time-stamped, stored, and then transmitted by the AMR to a central location on which Metretek Florida software, running on a PC, or a PC network, manages the data collection and processing as well as storing the data in a database. Communication from the remotely located AMRs to the central software system is usually accomplished using existing, standard voice grade telephone lines. In some instances, cellular telephones or radios are used for communications, depending upon the availability and expense of telephone lines and upon customer preferences. Energy distribution companies use data from the Metretek System for multiple purposes including system balancing, customer contract compliance, meter reading and billing.

      As a result of a strategic acquisition of assets from American Meter in May 1998, Metretek Florida also manufactures and markets a complete line of electronic natural gas flow computers and volume correctors. The corrector product line provides the following features and functions:

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

      Services. Metretek Florida provides custom software development, various levels of technical support, and training to its customers. It also offers a turn-key service to customers who are unable or unwilling to purchase and operate a complete Metretek System. This turn-key service includes providing and installing the remote recorders, collecting the data in Melbourne, Florida and furnishing timely, accurate, properly formatted data to the customer by means of e-mail, file transfer, or the Internet. The customer is charged monthly, based on the quantity of data collected and the frequency at which it is collected.

      In 1997, Metretek Florida acquired two small printed circuit board contract manufacturing firms located in Florida, Sigma VI and QCMI. These strategic acquisitions facilitated Metretek Florida to obtain greater control over the quality and timeliness of its PCB requirements and diversifying and expanding the business of Metretek Florida outside of the utility industry. The automated assembly equipment and experienced personnel acquired permit Metretek Florida to offer contract manufacturing services to local electronics manufacturers who have short run, high quality, quick turnaround requirements. The contract manufacturing business, now operating as Metretek Contract Manufacturing, generates incremental revenue and margin and makes staffing during utility business peaks and valleys more manageable.

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

      Marketing and Customer Service. Metretek Florida utilizes a direct sales force and an independent distributor and sales representative organization in the United States and the United Kingdom, and relies solely upon independent representatives and distributors for the promotion, sales, and support of its products outside those two countries. Metretek Florida provides its customers with system installation and start-up service, 24/7 telephone technical support, regularly scheduled product training, custom software development, system monitoring and troubleshooting, and network management services.

      Metretek Florida regularly participates in utility industry conferences, symposiums, and trade shows and maintains membership in several national and regional utility company associations. Metretek Florida also advertises in and contributes editorially to industry trade journals, utilizes direct mail/e-mail and telemarketing and has a home page on the Internet (www.metretekfl.com).

      International. Outside the United States, Metretek Florida has sold AMR Systems to gas distribution utility companies in the United Kingdom, Netherlands, Pakistan, Australia, Argentina, Brazil, and Canada. All of the six major gas distribution utility companies in Canada own and operate Metretek Systems. Metretek Europe Ltd, a wholly owned subsidiary of Metretek Florida, located in Camberley, Surrey, United Kingdom, promotes, sells, and supports Metretek Florida products in the United Kingdom and Western Europe. Metretek Florida also sells gas volume correctors in Canada, Columbia, Brazil, Argentina, Australia, Taiwan, and Korea. During each of the past three years, approximately 11% of Metretek Florida's annual sales have been generated in international markets.

      Acquisitions. Metretek Florida's business strategy includes the acquisition of, and strategic alliances with, metering equipment manufacturers and software application developers that can utilize or enhance the sale of Metretek Florida's products and services. In 1997, Metretek Florida acquired Sigma VI and QCMI, which were small printed circuit board contract manufacturing firms. In 1998, Metretek Florida acquired substantially all of the assets and business of American Meter pertaining to electronic gas volume correctors and pressure recorders and non radio frequency meter reading devices traditionally sold to the utility industry. In connection with that acquisition, American Meter agreed not to compete with Metretek Florida in the acquired business for five years from the closing date. Under a separate agreement, American Meter and its affiliates have the right to continue to sell the acquired products in certain markets by purchasing the products from Metretek Florida at certain agreed upon prices and re-selling those products to various customer classes at negotiated or market prices.

      PowerSpring. We formed PowerSpring in 1999 to carry out our business objective to become the leading Internet provider of energy information products, services and technologies. During 2001, we downsized and restructured PowerSpring by discontinuing most of its operations and transferring to Metretek Florida its product line and most of its remaining assets and obligations. PowerSpring is now operated as a service offering of Metretek Florida rather than as an independent entity.

      In order to finance the initial phase of the development of PowerSpring, we took several actions at the Metretek Technologies level to raise capital. In September 1999, we amended our credit facility then in effect to provide the initial financing of PowerSpring. In February 2000, we completed a $14 million private placement of Common Stock, Series B Preferred Stock and Common Stock Purchase Warrants, the proceeds of which were used principally to finance the research and development of Internet technologies and systems to be used by PowerSpring. In August 2000, we completed a call of outstanding warrants we had issued as a dividend in 1998, resulting in total proceeds of approximately $2.6 million that provided additional funding for PowerSpring.

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

      During early 2001, PowerSpring was substantially downsized and laid off almost all of its employees. By that time, the development costs of PowerSpring had been almost entirely terminated, and management had discontinued operating PowerSpring as an independent operating subsidiary. As a result, the Internet-based offerings of PowerSpring, have been substantially restructured and re-defined and have become as the web-based offering of Metretek Florida. The PowerSpring offerings are being marketed to commercial and industrial customers through private labeling and partnering joint ventures and programs with natural gas and electricity utility companies and their affiliates and through strategic relationships. We can offer no assurance or guaranty as to the future of PowerSpring, either as an entity or as a product line, or as to the extent of any further restructuring and modifications. In addition, we cannot offer any assurance that the PowerSpring offerings will ever be commercially viable or acceptable, or will ever generate substantial revenues or any profits for us.

COMPETITION

      The markets for our energy products, services and technology are intensely competitive and are characterized by rapidly changing technology, new and emerging products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins, loss of market share or inability to penetrate or develop new market, any one of which could significantly reduce our future revenues and operating results.

      Our current and prospective competitors include:

            - large and well established providers of AMR systems, such as Itron Corp., Badgar Meter, Inc. and Invensys;

            - large, well established and diversified companies like Schlumberger, Emerson Electric, ABB, Siemens and Honeywell that have divisions or subsidiaries devoted to our markets;

            - in-house services provided by utilities and major oil and gas companies;

            - large, well established and diversified oil and gas companies like Duke Energy and Williams Energy; and

            - numerous prospective competitors that may offer energy information and technology.

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

            -     ease of use of products and services;

            - quality and reliability of our, and of our competitors', products and services;

            -     reputation;

            -     sales and marketing efforts;

            - our ability to develop and maintain our strategic relationships;

            -     price of our competitors' products and services; and

            - the timing and market acceptance of new products and services and enhancements to existing products and services developed by us and by our competitors.

      We believe that we currently compete favorably with respect to the above factors. We do not typically attempt to be the low cost producer. Rather, we endeavor to compete primarily on the business of products and service quality rather than price. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors' innovations. We cannot provide assurance that our products and services will continue to compete favorably or that we will be successful in facing the increasing competition for new products and enhancements introduced by our existing competitors or new competition entering the market.

      Many of our existing and potential competitors have better name recognition, longer operating histories, access to larger customer bases and greater financial, technical, sales marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. Increased competition could also result in price reductions, reduced gross margins and loss of market share, and the inability to develop new businesses, which could materially and adversely affect our business. We cannot provide any assurance that we will have the financial resources, technical expertise, or marketing and support capabilities to successfully compete against these actual and potential competitors in the future.

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

      The market for distributed generation products are highly competitive and rapidly changing and evolving. PowerSecure's competition is primarily from existing distributors of generators, such as Caterpillar, Inc., Detroit Diesel Corporation, Cummins Inc., Kohler and Generac Power Systems, as well as small regional electric engineering firms that compete in certain aspects of distributed generation production. Also, PowerSecure faces competition in some specific portions of its distributed generation business. For example, some small regional electric engineering firms specialize in the engineering aspects of the distributed generation. Similarly, several well established companies have developed microturbines used in distributed generation, such as Capstone Turbine Corporation, Honeywell and Elliot Energy Systems, which develop gas turbines, and NREC (Ingersoll-Rand), as well as a number of major automotive companies. A number of companies are also developing alternative generation technology such as fuel cells and solar cells, such as FuelCell Energy, Inc., Siemens, Westinghouse, Misubishi, Ballard Power Systems, Inc. and Plug Power Inc. Several large companies also are becoming leaders in uninterruptible power supply system technology, including American Power Conversion, Invensys, Liebert (a subsidiary of Emerson Electric), GE Digital Energy, Lucent and MGE UPS Systems.

      The market for Metretek Florida's products and services is intensely competitive. Although Metretek Florida's product offering is very specific to the requirements for industrial and commercial meter reading/monitoring in natural gas distribution utility companies, many suppliers of residential meter reading systems also offer products for commercial and/or industrial applications and can be formidable competitors for utility companies desiring to implement residential meter reading and to have all automatic/remote meter reading, including industrial and commercial, performed on a single system. Also, major natural gas meter and instrument manufacturers offer systems to remotely read and interrogate their own equipment, and utility companies that use certain manufacturers' meters exclusively may also choose to buy their communication and data collection products as well. We believe that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing products or services for the market in which Metretek Florida is currently or is intending to compete. Most of Metretek Florida's present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, as well as greater name recognition and experience, than Metretek Florida. Metretek Florida competes with a large number of existing and potential competitors in these markets, some of which do not compete in all of the same markets as Metretek Florida. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of Metretek Florida's prospective customers. Metretek Florida competes primarily on the basis of product quality and reliability, applications expertise, and the quality of its service and support.

REGULATION

      General. Our business and operations are affected in various degrees by federal, state, local and foreign laws, regulations and authorities. However, compliance with those requirements has not materially adversely affected financial condition or results of operations to date.

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

      Regulation of Electricity. The electric utility industry continues to undergo fundamental structural changes due to deregulation and growing competition at both wholesale and retail levels. The traditional utility structure, consisting of a vertically integrated system operating as a natural monopoly with rates set in relation to cost, has historically presented utilities with little incentive to improve service quality or operating efficiency. Customer demands and regulatory mandates by federal and state governments are opening the electric utility market to competition, forcing electric utilities to transform themselves from regulated monopolies into competitive enterprises. While regulatory initiatives vary from state to state, many involve a shift away from vertically integrated operations and rate-of-return rate making, in which an electric utility's rates are determined by its return on assets, to performance-based rate making, in which an electric utility's rates and profitability are based upon its cost, efficiency, and service quality. This deregulatory movement in the electricity industry follows a similar deregulatory movement in the natural gas utility industry. Today, many commercial and industrial natural gas customers can purchase natural gas directly from producers or brokers, while utilities are required to provide transportation of such natural gas to customers' facilities. We expect a similar result from electricity deregulation.

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

      Presently, 16 states and Washington, D.C. offer or will soon offer deregulated retail access, allowing customers in those states to choose their own suppliers of electricity power generation services, while an additional six states are transitioning to deregulated status but the implementation has been delayed. We believe that deregulation will require recordation of electric power consumption data more frequently than is presently customary through a much wider use of daily, hourly and possibly even more frequent meter readings. It is possible that other states will enact electric deregulation in the future, but there is no assurance. We believe that regulatory reform will result in new opportunities for us to provide our products and services, such as AMR and other functions typically performed by utilities, directly to end-user customers. In addition, we believe there are a number of new business opportunities that we will be able to develop for capitalizing on the value of the information that can be derived from our products and services.

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

EMPLOYEES

      As of March 1, 2002, we had 208 full-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. We depend upon our ability to attract, retain and motivate qualified management, technical, sales and other personnel. If we are unable to continue to do so, our business will be adversely affected.

RESEARCH AND DEVELOPMENT

      In the past, most of our basic research and development activities have been conducted by Metretek Florida. Metretek Florida's research and development is focused on enhancements to its product and service offering that address anticipated customer requirements and potential new markets. Current research and development projects at Metretek Florida include development of data collection products that utilize cellular telephonic transmissions, the paging network for communication as a less costly alternative to telephonic communication, an Internet-based data logger, internet software applications, and an improved electronic gas volume corrector with new set-up and configuration software.

      We incurred $9,917,000 and $797,000 for research and development expenses during the years ended December 31, 2000 and 2001, respectively, of which $9,181,000 and $231,000, respectively, were attributable to PowerSpring. The decrease is primarily due to the restructuring of PowerSpring and the virtual termination of research and development expenses related to PowerSpring's business in the second half of 2000. We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies, but we do not anticipate significant research and development expenditures will be devoted in the future to PowerSpring. However, we do intend to continue to develop the internet capabilities of PowerSecure, Metretek Florida and Southern Flow.

RAW MATERIALS

      In our business we purchase memory chips, electronic components, printed circuit boards, specialized sub-assemblies, diesel generators, relays, electric circuit components, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials for their products. We currently procure, and expect to continue to procure, certain components (such as generators) from single source manufacturers due to unique designs, quality and performance requirements, and favorable pricing arrangements. While, in the opinion of management, the loss of any one supplier of materials (other than generators) would not have a material adverse impact on our business or operations, shortages in certain components such as memory chips, supply problems from our suppliers or our inability to develop alternative sources of supply quickly or cost-effectively could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in PowerSecure's business have significant lead times before they are available, which may affect the timing of PowerSecure's project completions.

INTELLECTUAL PROPERTY

      Our success and ability to grow depends, in part, upon our ability to develop and protect our proprietary technology and intellectual property rights in order to distinguish our products, services and technology from those of our competitors. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. We hold several copyrights, service marks and trademarks in our business, and we have applied for additional registrations of marks, although we may not be successful in obtaining registrations for one or more of them. We intend to continue to introduce new trademarks and service marks in the future, as our business and marketing needs require.

      Despite our efforts to protect our intellectual property rights, existing laws afford only limited protection, and our actions may be inadequate to protect our rights or to prevent others from claiming violations of their intellectual property rights. Unauthorized third parties may copy, reverse engineer or otherwise use or exploit aspects of our products and services, or otherwise obtain and use information that we regard as proprietary. We cannot assure you that our competitors will not independently develop technology similar or superior to our technology or design around our proprietary technology and intellectual property rights. In addition, the laws of some foreign countries may not protect our intellectual property rights as fully or in the same manner as the laws of the United States.

      We do not believe that we are dependent upon any one copyright, trademark, service mark or other intellectual property right. Rather, we believe that, due to the rapid pace of technology and change within the energy industry, the following factors are more important to our ability to successfully compete in our markets:

      -     the technological and creative skills of our personnel;

      -     development of new products, services and technologies;

      -     frequent product, service and technology enhancements;

      -     name recognition;

      -     customer training; and

      -     reliable product and service support.

We cannot assure you that we will be successful in competing on the basis of these or any other factors. See "Competition" above.

      Although we are not aware of any present infringement of our products or technologies on the intellectual property rights of third parties, we cannot provide any assurance that others will not assert claims of infringement against us in the future or that, if made, such claims will not be successful or will not require us to enter into licensing or royalty arrangements or result in costly and time-consuming litigation.

      We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights to protect these rights or to determine the scope and validity of our intellectual property rights or the intellectual property rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease our principal executive offices, which consist of 2,925 square feet in Denver, Colorado. We moved into these premises in December 2001 when the lease of our previous executive offices expired. This current lease has a monthly rental obligation of $4,388, including operating costs, and expires December 31, 2004.

      Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 64,000 square feet, total monthly rental obligations of approximately $32,500 and terms expiring at various times through 2007. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas, which is subject to a mortgage described in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      PowerSecure leases three facilities, which are located in Greensboro and Wake Forest, North Carolina and Atlanta, Georgia. These facilities consist of 9,584 square feet in total, have a total monthly rental obligation of $8,590. These leases on these facilities expire between 2004 and 2006.

      Metretek Florida leases its principal business offices, located in Melbourne, Florida and consisting of 56,271 square feet, for its executive, manufacturing, engineering, warehouse and marketing operations. The lease has a monthly rental obligation of $31,748, including operating costs, and expires July 30, 2005. Metretek Florida has sub-leased 17,146 square feet of its space for $12,325 monthly rental.

      We consider our current facilities to be suitable and adequate to meet our current needs, although we continually monitor our facilities requirements.

ITEM 3. LEGAL PROCEEDINGS

      On January 5, 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against Metretek Technologies, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), MGT, Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants"). The 1997 Trust raised $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Midland, Texas. The Class Action alleges that the Metretek Defendants and the Farstad Defendants (collectively, the "Class Action Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the 1997 Trust, an energy program of which MGT, a wholly-owned subsidiary of Metretek Technologies, is the managing trustee and Messrs. Marcum, Wanger and Farstad are or were the active trustees. Specifically, the Class Action Plaintiff claims that his and the class's damages resulted from the Class Action Defendants allegedly negligently, recklessly or intentionally making false and misleading statements, failing to disclose material information, and willfully participating in a scheme or conspiracy and aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the 1997 Trust's units. The damages sought in the Class Action include compensatory and punitive damages, interest, attorneys' fees and other costs.

      On May 11, 2001, the Denver Court granted in part the Class Action Defendants' motions to dismiss by narrowing certain claims and dismissing the fourth claim for relief, the allegation that the Farstad Defendants, Mr. Packard, MCR and MGT are liable under Colorado law for giving substantial assistance in further any of securities violations, as to all Class Action Defendants except MCR. The Denver Court also granted a motion to dismiss the claims against the Farstad Entities.

      On May 24, 2001, the Metretek Defendants filed answers to the Class Action, generally denying its allegations and claims and making cross-claims against the Farstad Defendants. The Metretek Defendants have filed additional cross-claims and third party complaints against the Farstad Defendants alleging fraud, negligent misrepresentation and contractual indemnification and contribution, among other claims. The Farstad Defendants have filed answers generally denying these claims and have asserted cross-claims and third party counter-claims against the Metretek Defendants. The Metretek Defendants have denied the allegations of the Farstad Defendants.

      On September 28, 2001, the Denver Court granted the Class Action Plaintiff's motion to certify a class consisting of all investors in the 1997 Trust. As of the date of this Report, a trial date had not been set and no significant discovery had been conducted.

      On May 30, 2001, 21 individual plaintiffs including Michael Mongiello and Charlotte Mongiello, trustees of the Mongiello Family Trust dated 8/1/90 (the "Mongiello Plaintiffs"), filed, and subsequently served, a first amended complaint (the "Mongiello Case") in the Superior Court in the State of California for the County of San Diego (the "California Court) against the Metretek Defendants, the Farstad Defendants, United Pacific Securities, Inc., GBS Financial Corporation, IFG Network Securities, Inc., and numerous officers, directors, employees and brokers related to such brokerage houses (the "California Defendants"). The Mongiello Case contains allegations against the Metretek Defendants similar to those contained in the Class Action. The net investment in the 1997 Trust by the Mongiello Plaintiffs is approximately $542,000. The Mongiello Plaintiffs' claims for relief include breach of fiduciary duty, sale of securities in violation of California blue sky laws, fraud and deceit, negligent misrepresentation and omission, mutual mistake, rescission, negligence, fraud on senior citizens and declaratory relief. The Mongiello Plaintiffs seek, among other things, compensatory damages, interest, attorneys' fees, rescission and restitution, punitive and exemplary damages, a declaratory judgment and other damages.

      On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against Metretek Technologies, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also granted a similar motion dismissing the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, MGT, MCR, MMF, Mr. Packard and the 1997 Trust, as the remaining Metretek Defendants, filed an answer generally denying the allegations and claims in the Mongiello Case. On March 6, 2002, the remaining Metretek Defendants filed a motion to dismiss based on forum nonconviens seeking to dismiss the claims of 11 of the Mongiello Plaintiffs in favor of Colorado as a more convenient forum. The California Court has not ruled on this motion as of the date of this Report. As of the date of this Report, no trial date has been set and only limited discovery has been conducted.

      In January 2002, six individual plaintiffs including Glenn Puddy (the "Puddy Plaintiffs") served a complaint (the "Puddy Case") in the California Court against the same defendants as in the Mongiello Case, containing allegations, legal claims and damages similar to those in the Mongiello Case. The Puddy Plaintiffs and the Mongiello Plaintiffs have the same legal counsel. The net investment of the Puddy Plaintiffs in the 1997 Trust is approximately $89,000. All of the Metretek Defendants have been dismissed from the Puddy Case for lack of personal jurisdiction. A motion by the Puddy Plaintiffs to consolidate the Puddy Case with the Mongiello Case, or to allow the Mongiello Plaintiffs to amend their complaint to add the Puddy Plaintiffs as additional plaintiffs, was denied. The Puddy Plaintiffs have indicated that they intend to appeal these rulings.

      Because the foregoing litigation is in early stages, we cannot predict the outcome of this litigation or the impact the resolution of these claims will have on our business, financial position or results of operations. We intend to vigorously defend the claims against us and the other Metretek Defendants and to vigorously pursue appropriate cross-claims and third party complaints. However, an adverse judgment against us in the foregoing litigation would have a material adverse effect on our business, financial condition and results of operations.

      From time to time, we are involved in other disputes and legal actions arising in the ordinary course of business. We intend to vigorously defend all claims against us. Although the ultimate outcome of these claims cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened dispute is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to our security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed on the Nasdaq National Market and trades under the symbol "MTEK." Our "Dividend Warrants", which were issued as a dividend to stockholders on September 18, 1998, were traded on the Nasdaq SmallCap Market under the symbol "MTEKW" until we redeemed them on August 14, 2000. The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our Common Stock, as reported on the Nasdaq National Market, and of our Dividend Warrants, as reported on the Nasdaq SmallCap Market:

                                                                       COMMON STOCK             DIVIDEND WARRANTS
                                                                   ------------------         ---------------------
                                                                   HIGH           LOW         HIGH             LOW
                                                                   ----           ---         ----             ---
YEAR ENDED DECEMBER 31, 2000:
First Quarter ......................................              $17.63        $ 4.25        $13.63         $ 1.63
Second Quarter .....................................               11.88          5.88          7.63           2.50
Third Quarter ......................................                6.75          2.63          9.38*          0.06*
Fourth Quarter .....................................                4.31          0.88            --             --

YEAR ENDED DECEMBER 31, 2001:
First Quarter ......................................              $ 2.44        $ 1.25            --             --
Second Quarter .....................................                2.05          1.15
Third Quarter ......................................                1.49          0.70            --             --
Fourth Quarter .....................................                0.96          0.43            --             --

----------
* Through August 14, 2000.

HOLDERS

      As of March 1, 2002, there were 244 holders of record of our Common Stock. Because many of the shares of our Common Stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to precisely determine the total number of stockholders represented by these record holders, but we estimate, based upon available information, that there are at least 3,000 beneficial owners of our Common Stock.

DIVIDENDS

      We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our credit facility limit our ability to pay dividends (other than on our Series B Preferred Stock) by prohibiting the payment of dividends by Southern Flow without the consent of the lender. In addition, the terms of our Series B Preferred Stock contain certain restrictions on our ability to pay dividends on our Common Stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

      Holders of our Series B Preferred Stock are entitled to receive dividends in cash at the rate of 8% per annum, which dividends may be paid or accrued, plus any additional dividends declared by the Board of Directors, and are entitled, under specified circumstances, to participate in dividends declared or paid on the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

      On October 26, 2001, our Board of Directors authorized the amendment and restatement of our stockholder rights plan set forth in a Rights Agreement, dated as of December 2, 1991, with Computershare Investor Services, LLC, as rights agent (the "Rights Agent"). Pursuant to such authorization, we entered into an Amended and Restated Rights Agreement, dated as of November 30, 2001 (the "Restated Rights Agreement"), with the Rights Agent. The Board of Directors determined it was desirable and in our best interests and those of our stockholders for us to extend and renew the benefits afforded by the original Rights Agreement and to amend certain provisions thereof. The Restated Rights Agreement was adopted in the normal course of updating and extending the original Rights Agreement that was scheduled to expire on December 1, 2001 and not in response to any acquisition proposal.

      The Board of Directors originally adopted the Rights Agreement, and subsequently authorized its extension, amendment and restatement as set forth in the Restated Rights Agreement, in order to protect our stockholders from coercive or otherwise unfair takeover tactics. In general terms and subject to certain exemptions relating to past transactions, the Restated Rights Agreement works by imposing a significant economic penalty upon any person or group that acquires 15% or more of the outstanding shares of our Common Stock without the approval of our Board. The Restated Rights Agreement should not interfere with any merger or other business combination approved by our Board.

      On December 2, 1991, our Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of our Common Stock outstanding on December 2, 1991 (the "Record Date"), and further authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the distribution date of the Rights. Once exercisable, each Right entitles the registered holder to purchase one one-hundredth of a share of our Series C Preferred Stock. The terms of our Series C Preferred Stock are such that one one-hundredth of a share of Series C Preferred Stock is intended to be the economic equivalent of one share of our Common Stock. The Restated Rights Agreement extends the expiration date of our stockholder rights plan and effectuated certain amendments to reflect prevailing stockholder rights plan terms and to make certain adjustments as a result of the July 1998 reverse split of our Common Stock. The amendments to the Restated Rights Agreement include the following:

      - extending the term of the original Rights Agreement, which was set to expire December 1, 2001, to November 30, 2011;

      - reducing the number of shares of our Series C Preferred Stock purchasable upon exercise of a Right from four one-hundredths of a share (resulting from the adjustment due to the July 1998 reverse split of our Common Stock) to one one-hundredth of a share;

      - reducing the purchase price of one-hundredth of a share of Series C Preferred Stock pursuant to each Right from $25.00 to $15.00;

      - giving effect to, and make certain adjustments due to, the July 1998 reverse split;

      - reducing the redemption price of the Rights from $.04 to $.01 per Right;

      - updating the original Rights Agreement to comply with current laws and prevailing stockholder rights plan terms; and

      -     making various other technical and conforming amendments.

      The summary description in this Report of the Restated Rights Agreement, including the terms of the Rights and the Series C Preferred Stock, does not purport to be complete and is qualified in its entirety by reference to all the provisions of the Restated Rights Agreement, including the exhibits thereto (which exhibits include the rights, privileges and preferences of the Series C Preferred Stock) and the definitions contained therein, which has been filed with the SEC as an exhibit to our Registration Statement on Form 8-A/A, Amendment No. 5, registering the Rights.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion and analysis of our results of operations for the years ended December 31, 2001 ("fiscal 2001") and 2000 ("fiscal 2000") and of our consolidated financial condition as of December 31, 2001 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

      The discussion in this Item, as well as in other Items in this Report, contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. See "Special Note on Forward-Looking Statements" above. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements, including those risks, uncertainties and other factors described below in this Item "-- Additional Factors That May Affect Our Business and Future Results", as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents that we file from time to time with the SEC. You are cautioned not to place undue reliance on any forward-looking statements, any of which could turn out to be wrong. Any forward-looking statements made in this Report speak only as of the date of this Report.

SIGNIFICANT ACCOUNTING POLICIES

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain decisions, judgments, estimates and assumptions that we believe are reasonable based upon the information available that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to our consolidated financial statements contained elsewhere in this Report provides a summary of the significant accounting policies followed in the preparation of our consolidated financial statements. Other notes to our consolidated financial statements describe various elements of our consolidated financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of our consolidated financial statements, management is committed to preparing financial statements that incorporate accounting policies, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the consolidated financial statements.

RESULTS OF OPERATIONS

      The following table sets forth information related to our current primary business segments and is intended to assist you in understanding our results of operations for the periods presented.

                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                                   ------------------------------
                                                                     2001                  2000
                                                                     ----                  ----
                                                                    (dollar amounts in thousands)
REVENUES:
       Southern Flow ..................................            $ 12,918              $ 11,335
       PowerSecure ....................................               8,975                    --
       Metretek Florida ...............................               6,629                 8,999
       PowerSpring ....................................                 277                 1,160
       Other ..........................................                 294                   164
                                                                   --------              --------
       Total ..........................................            $ 29,093              $ 21,658
                                                                   ========              ========
GROSS PROFIT:
       Southern Flow ..................................            $  3,390              $  2,931
       PowerSecure ....................................               1,877                   (40)
       Metretek Florida ...............................               2,321                 2,258
       PowerSpring ....................................                (111)                 (351)
                                                                   --------              --------
       Total ..........................................            $  7,477              $  4,798
                                                                   ========              ========

SEGMENT PROFIT (LOSS):
       Southern Flow ..................................            $  1,608              $  1,193
       PowerSecure ....................................                 403                  (243)
       Metretek Florida ...............................                (993)               (1,450)
       PowerSpring ....................................                (612)              (15,720)
       Other ..........................................              (1,791)               (1,568)
                                                                   --------              --------
       Total ..........................................            $ (1,385)             $(17,788)
                                                                   ========              ========

      During fiscal 2000 and portions of fiscal 2001, we had four reportable business segments: natural gas measurement services; distributed generation; automated energy data management; and internet-based energy information and services. Effective as of April 1, 2001, we restructured the business of PowerSpring as a service offering of Metretek Florida and we terminated the operations of PowerSpring as an independent entity; accordingly, since April 1, 2001 internet-based energy information and services has no longer been reported as a separate business segment but has been included and reported as part of our automated data management segment.

      The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

      The operations of our distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity, either on a "turn-key" customer-owned basis or through its recently commenced "company-owned" platform, and through outsourcing partnerships with utilities.

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

      The operations of our internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. PowerSpring commenced limited revenue generating operations in the second quarter of 2000. Effective April 1, 2001, PowerSpring's business was restructured and transferred to Metretek Florida, and since that date we have included and reported the internet-based energy and information business of PowerSpring with Metretek Florida's automated data management segment.

      We evaluate the performance of our operating segments based on income
(loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, results of insignificant operations, and income and expense not allocated to its operating segments. Intersegment sales are not significant.

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for fiscal 2001 increased $7,435,000, or 34.3%, compared to fiscal 2000. This increase was primarily due to the first-time generation of revenue by PowerSecure, as well as an increase in revenues by Southern Flow. The increased revenue generation at those subsidiaries was partially offset by a decrease in revenues by Metretek Florida and by PowerSpring. PowerSecure generated $8,975,000 in revenues during fiscal 2001, its first year of revenue generating activities. Southern Flow's fiscal 2001 revenues increased by $1,583,000, or 14.0%, over fiscal 2000, primarily due to an increase in sales and services resulting from an improved domestic natural gas market. During fiscal 2001, PowerSpring's revenues were $536,000, which included approximately $255,000, recorded as other revenues, relating to the restructuring of PowerSpring. This constitutes a decrease in PowerSpring's revenues of $883,000, or 76.1%, compared to fiscal 2000. We do not anticipate any material revenues by PowerSpring as an entity in future quarters due to the disposition of the Mercator business as discussed below and the transfer of the PowerSpring products and business to Metretek Florida. Any future revenues attributable to PowerSpring's business will be recorded as revenues of Metretek Florida. Metretek

Florida's fiscal 2001 revenues decreased $2,370,000, or 26.3%, compared to fiscal 2000, consisting of a $2,091,000 decrease in domestic sales and a $279,000 decrease in international sales. The decrease in Metretek Florida's domestic sales was primarily due to a decrease in circuit board assembly sales resulting from the loss of a major contract manufacturing customer that sold its business. The decrease in international sales resulted from a decrease in demand for products at Metretek Florida's target international market. The following table sets forth a comparison of Metretek Florida's current domestic and international product mix:

                                                   YEAR ENDED DECEMBER 31,
                                                 --------------------------
                                                 2001                  2000
                                                 ----                  ----
                                                (dollar amounts in thousands)
    Remote data collection
        products and systems                    $4,656     70.2%      $4,964           55.2%
    Electronic corrector products                1,688     25.5%       1,927           21.4%
    Circuit board assembly sales                   285      4.3%       2,108           23.4%
                                                ------                ------
    Total                                       $6,629                $8,999
                                                ======                ======

      Costs and Expenses. Cost of sales and services includes materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services in fiscal 2001 increased $4,627,000, or 27.7%, compared to fiscal 2000. PowerSecure's costs of sales on distributed generation projects for fiscal 2001 was $7,098,000, compared to $40,000 in fiscal 2000, which involved only limited start-up costs and expenses. PowerSecure's gross profit margin after costs of sales and services was 20.9% for fiscal 2001. Southern Flow's cost of sales and services for fiscal 2001 increased $1,125,000, or 13.4%, compared to fiscal 2000, which increase is almost entirely attributable to increased sales. Southern Flow's gross profit margin after costs of sales and services increased slightly to 26.2% for fiscal 2001 compared to 25.9% for fiscal 2000. Metretek Florida's cost of sales and services for fiscal 2001 decreased $2,433,000, or 36.1%, compared to fiscal 2000. This decrease was primarily due to lower circuit board assembly sales. Circuit board assembly sales generally result in lower gross margins than that of traditional products at Metretek Florida. As a result, although Metretek Florida's revenues for fiscal 2001 decreased approximately 26% compared to fiscal 2000, Metretek Florida's overall gross profit margin increased from 25.1% to 35.0% over the same periods. PowerSpring incurred costs of sales and services in the amount of $388,000 during fiscal 2001, compared to $1,511,000 during fiscal 2000, reflects the restructuring and downsizing of PowerSpring.

      General and administrative expenses include personnel and related overhead costs for support and administrative functions. General and administrative expenses for fiscal 2001 decreased $130,000, or 2.3%, compared to fiscal 2000. PowerSpring's general and administrative expenses for fiscal 2001 decreased $1,279,000, or 85.1%, compared to fiscal 2000 as a result of the restructuring and significant downsizing of the business of PowerSpring. The decrease in general and administrative expenses at PowerSpring was partially offset by increased expenses at PowerSecure. PowerSecure's general and administrative expenses increased $1,145,000, or 564.1%, in fiscal 2001 compared to fiscal 2000, as a result of a full year of personnel, travel and overhead costs in fiscal 2001 compared to only limited fourth quarter activities in fiscal 2000.

      Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions, for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for fiscal 2001 decreased $909,000, or 40.0%, compared to fiscal 2000. This decrease in selling, marketing and service expenses was primarily due to the discontinuation of independent sales activity by PowerSpring and a reduction in sales personnel at Metretek Florida.

      Depreciation and amortization expenses include the depreciation and amortization of real property, customer lists, goodwill, patents and capitalized software development costs. Depreciation and amortization expenses for fiscal 2001 decreased $291,000, or 17.0%, compared to fiscal 2000. This decrease was due almost entirely to the effects of the impairment of depreciable and amortizable assets at PowerSpring that was recorded in the last three months of 2000. The impairment of these assets reduced depreciation and amortization expenses of PowerSpring assets by $338,000 for fiscal 2001, compared to fiscal 2000. The reduction in depreciation and amortization expenses at PowerSpring was partially offset by an increase of $35,000 in depreciation and amortization expenses at PowerSecure.

      Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing and quality assurance. Research and development expenses in fiscal 2001 decreased $9,121,000, or 92.0%, compared to fiscal 2000. This decrease is due almost exclusively to the virtual termination in research and development expenses related to PowerSpring's business.

      Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for fiscal 2001 increased $17,000, or 12.2%, compared to fiscal 2000. The increase resulted primarily from increased bank borrowings required to finance PowerSecure projects that commenced in fiscal 2001.

      Loss on impairment of assets includes the write down of property, plant, equipment, goodwill and other intangible assets to their estimated fair value. No impairment losses were incurred for fiscal 2001. Loss on impairment of assets for fiscal 2000 was $3,161,000, relating to the write down of certain equipment and goodwill of PowerSpring.

QUARTERLY FLUCTUATIONS

      Our quarterly revenues, expenses, margins, net income and other operating results have fluctuated significantly from quarter-to-quarter and from year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:

      - the size, timing and terms of sales and orders, including customers delaying, deferring or canceling purchase orders, or making smaller purchases than expected;

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

      - the growth of the market for distributed generation systems and online energy products, services and information;

      -     changes in our pricing policies and those of our competitors;

      - variations in the length of our product and service implementation process;

      - changes in the mix of products and services having differing margins;

      -     changes in the mix of international and domestic revenues;

      -     the life cycles of our products and services;

      -     budgeting cycles of utilities;

      -     general economic and political conditions;

      - economic conditions in the energy industry, especially in the natural gas and electricity sectors;

      - the effects of governmental regulations and regulatory changes in our current and new markets;

      -     changes in the prices charged by our suppliers;

      - our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions;

      -     changes in our operating expenses; and

      - the development and maintenance of business relationships with strategic partners.

      Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

      Our revenues and other operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. The timing of large individual sales is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses in that quarter.

      PowerSecure's operations generated revenues for the first time during the second quarter of 2001. Although PowerSecure has a limited operating history, we expect the revenues, costs, gross margins, cash flow, net income and other operating results of PowerSecure to vary from quarter-to-quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues will depend in large part upon the timing of projects being awarded to PowerSecure, as well as the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through December 31, 2001, virtually all of PowerSecure's revenues constituted non-recurring revenues, but a greater proportion of PowerSecure's revenues will be from recurring sources in future years if PowerSecure is able to successfully develop and market its "company-owned" business platform.

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

      Due to all of these factors and the other risks discussed in this Report, you should not rely on quarter-to-quarter or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

LIQUIDITY AND CAPITAL RESOURCES

      We require capital primarily to finance our:

      -     operations;

      -     inventory;

      -     accounts receivable;

      -     research and development efforts;

      -     property and equipment acquisitions;

      -     software development;

      -     debt service requirements; and

      -     business and technology acquisitions and other growth transactions.

In addition, we anticipate that PowerSecure's capital requirements may increase significantly in fiscal 2002 in order to fund its purchases of equipment and technology to be used in its "company-owned" distributed generation systems.

      We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of December 31, 2001, we had working capital of $3,537,000, including $696,000 in cash and cash equivalents, compared to working capital of $4,263,000 on December 31, 2000, which included $469,000 in cash and cash equivalents. These working capital amounts include, and have been materially affected by, the accounting classifications applied to certain of our notes payable and our old and new credit facilities. The amount of our working capital has been reduced by the current portion of the note payable (the "Scient Note") to Scient

Corporation ("Scient"). As discussed below, the amount due under the Scient Note is in dispute, and we do not believe we owe Scient any further amounts thereunder. However, due to the March 31, 2002 stated maturity date of the Scient Note, the entire balance of the Scient Note ($2.5 million) is carried on our consolidated financial statements as a current liability as of December 31, 2001, even though Scient has indefinitely stayed further payments on the Scient Note pending resolution of the dispute. The portion of the Scient Note that was carried as a current liability at December 31, 2000 was $1.0 million. Also, as of December 31, 2000, the entire outstanding balance of our prior credit facility with the National Bank of Canada ($1.0 Million) was carried on our consolidated financial statements as a current liability, due to its 2001 maturity date. This prior credit facility was refinanced in 2001 through a new credit facility (the "Credit Facility") with Wells Fargo Business Credit, Inc. (the "Lender"). Since the maturity date of the new credit facility is September 30, 2004, the $1 million outstanding balance as of December 31, 2001 is reflected as long term debt rather than a current liability.

      Net cash provided by operating activities was $615,000 in fiscal 2001, consisting of approximately $110,000 of cash provided by operations, before changes in assets and liabilities, and approximately $505,000 of cash provided by changes in working capital and other asset and liability accounts. This compares to net cash used by operating activities of $13,188,000 in fiscal 2000, virtually all of which was attributable to the operations of PowerSpring.

      Net cash used by investing activities was $322,000 in fiscal 2001, as compared to $1,171,000 in fiscal 2000. The majority of the net cash used by investing activities during fiscal 2001 was attributable to capitalized software development. The reduction in net cash used by investment activities compared to fiscal 2000 was attributable to the acquisition of Mercator and the addition to property, plant and equipment in fiscal 2000 totaling $1,183,000.

      Net cash used by financing activities was $66,000 in fiscal 2001, compared to net cash provided by financing activities of $14,467,000 in fiscal 2000. The net cash used by financing activities during fiscal 2001 primarily represented a slight increase in borrowing on our credit facility and the proceeds from a mortgage loan on a Southern Flow property, offset by payments on capital lease obligations. While we did not receive any proceeds from public or private sales of equities during fiscal 2001, virtually all of the net cash provided by financing activities in fiscal 2000 was attributable to the net proceeds from a $14 million equity private placement of "Units", which consisted of Common Stock, Common Stock Purchase Warrants and Series B Preferred Stock, as well as the proceeds from exercises of our Dividend Warrants and of employee stock options.

      During fiscal 2002, we plan to continue, at a slightly reduced level, our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $797,000 during fiscal 2001. We anticipate that our research and development expenses in fiscal 2002 will total approximately $600,000, virtually all of which will be directed to Metretek Florida's business, including further development and enhancement of our PowerSpring offering.

      Our capital expenditures in fiscal 2001 were approximately $657,000. We anticipate capital expenditures in fiscal 2002 of approximately $250,000, primarily for the purchase of equipment to be used in Southern Flow's and PowerSecure's businesses. However, the development of PowerSecure's "company-owned" business will require and depend upon us raising substantial additional capital. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

      On September 24, 2001, Southern Flow entered into a Credit and Security Agreement (the "Credit Agreement") with the Lender, providing for a $2,000,000 Credit Facility. Amounts borrowed under the Credit Facility bear interest at prime plus one percent. The Credit Facility contains minimum interest charges and unused credit line and termination fees, and matures on September 30, 2004. The Credit Facility refinanced our prior credit facility with National Bank of Canada.

      The obligations of Southern Flow under the Credit Agreement have been guaranteed by Metretek Technologies, PowerSecure and Metretek Florida (collectively, the "Guarantors"). These guarantees have been secured by a guaranty agreement and a security agreement entered into by each of the Guarantors. The security agreements grant to the Lender a first priority security interest in virtually all of the assets of each of the Guarantors. The Credit Facility is further secured by a first priority security interest in virtually all of the assets of Southern Flow.

      The Credit Agreement contains standard affirmative and negative covenants by Southern Flow, including financial covenants by Southern Flow to maintain a minimum tangible net book value, minimum quarterly and annual net income levels and maximum capital expenditures through 2002. Thereafter, the Lender and Southern Flow must renegotiate the terms of those financial covenants. The Credit Agreement contains other standard covenants related to Southern Flow's operations, including limitations on future indebtedness and the payment of dividends the sale of assets and other corporate transactions by Southern Flow, without the Lender's consent.

      Borrowings under the Credit Facility are limited to a borrowing base consisting of the sum of 85% of Southern Flow's eligible accounts receivable plus the lesser of 20% of Southern Flow's eligible inventory (consisting primarily of raw materials and finished goods inventory) or $200,000. As of December 31, 2001, Southern Flow had a borrowing base of $1,770,702 under the Credit Facility, of which $1,025,770 had been borrowed (and of that amount, $469,000 had been advanced to fund the business of PowerSecure), leaving $744,932 in unused Credit Facility availability.

      Southern Flow is permitted to advance funds under the Credit Facility to Metretek Technologies, PowerSecure and Metretek Florida, provided that total inter-company indebtedness owing from all Guarantors to Southern Flow may not exceed the greater of the amount of the borrowing base less $150,000 or the cumulative net income of Southern Flow from January 1, 2001. The Credit Facility, which constitutes our primary credit agreement, is expected to be used primarily to fund the operations and growth of PowerSecure, but can also be used to fund the operations of Southern Flow and Metretek Florida.

      While the Credit Facility will restrict our ability to sell or finance our subsidiaries without the consent of the Lender, in the event that we are able to secure debt or equity financing for a subsidiary that is a Guarantor or the sale or merger of such subsidiary and such subsidiary repays all advances made to it by Southern Flow, then the Lender has agreed to terminate the applicable restrictions in the Credit Facility relating to such subsidiary as a Guarantor.

      On December 3, 2001, Southern Flow financed its Dallas, Texas real estate by entering into a $250,000 mortgage loan agreement (the "Mortgage Loan") with Graham Mortgage Corporation. The unpaid balance of the Mortgage Loan accrues interest at the rate of 9.75%. Monthly principal and interest installment payments in the amount of $2,648.41 commenced January 1, 2002, and all principal and accrued but unpaid interest becomes due and payable on December 1, 2003. The Mortgage Loan is secured by the Dallas, Texas land and building.

      Effective as of March 31, 2001, we completed various actions in furtherance of the discontinuance of our PowerSpring subsidiary as an entity and the restructuring of its business, including the transfer of management and control of the PowerSpring offering to Metretek Florida. As part of those actions, we, PowerSpring and John A. Harpole entered into a Termination Agreement and Mutual Release that terminated the employment of Mr. Harpole and set forth the terms and conditions of the termination, which included the termination of various agreements and instruments to which we, PowerSpring and Mr. Harpole were parties. In connection with the termination, among other things; (i) the $741,666 promissory note made by PowerSpring to Mr. Harpole was cancelled, and the related security agreement pursuant to which PowerSpring had granted a security interest in its asset to Mr. Harpole was terminated, (ii) PowerSpring agreed to pay $250,000 to Mr. Harpole over the next year; and (iii) we reduced the exercise prices of Mr. Harpole's warrants to purchase 60,000 shares of Common Stock by $1.50 per share to a range of $3.00 to $4.00. We recorded other income of approximately $255,000 in March 2001, which represents the difference between the note amount of $741,666 and our costs incurred in connection with the termination of PowerSpring.

      On September 28, 2000, we issued the Scient Note, a $2.8 million unsecured convertible promissory note payable to Scient, in connection with Scient's consulting services relating to our Internet-based PowerSpring business. The Scient Note is payable in quarterly installments, was to be due March 31, 2002, bears no interest, and is convertible at any time at Scient's discretion into either shares of our Common Stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share. As of December 31, 2001, the outstanding balance of the Scient Note was stated as approximately $2.5 million and reported as such in our consolidated financial statements. However, it is our position that, due to various offsets and issues, we do not owe Scient any further amounts. Scient has acknowledged some of the issues that are in dispute and has stayed any claim for payment for the time being. However, until final resolution is reached, we cannot predict with certainty the ultimate outcome of any dispute with Scient, including whether we will be required to make any further payments under the Scient Note, or the effects of the resolution of this dispute on our liquidity, financial condition or results of operations.

      Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under the Credit Facility and funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments, other than the development of the "company-owned" business of PowerSecure. However, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales. We cannot provide any assurance that these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than we currently expect. In addition, an adverse resolution related to the dispute as to the amount we owe under the Scient Note could also significantly increase our cash requirements beyond our available capital resources. Accordingly, we may require additional funds to support our working capital requirements, our operations or our other cash flow needs.

      We expect that the development and growth of PowerSecure, including equipment and other capital costs of developing distributed generation systems for its company-owned business package, will require us to raise significant additional funds, beyond our current capital resources. In addition, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will probably require us to raise additional capital, as of the date of this Report, we have not entered into any agreement committing us to any such acquisition. In addition, we continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources.

      Our ability to obtain additional capital when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, a capital raising financing could require the consent of the Lender or of the holders of our Series B Preferred Stock or both. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to the Lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, including hedging foreign currency expenses. We adopted FAS 133 for fiscal 2001. Because we do not utilize derivative financial instruments, the adoption of FAS 133 did not have a material impact on our financial position or results of operations.

      In June 2001, the FASB issued FAS No. 141 "Business Combinations". FAS 141 requires that all business combinations be accounted for under the purchase method of accounting. FAS 141 also changes the criteria for the recognition of intangible assets acquired in a business combination separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS 141 is applicable to all business combinations initiated after June 30, 2001.

      In June 2001, the FASB also issued FAS No. 142 "Goodwill and Other Intangible Assets". FAS 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. FAS 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. FAS 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. FAS 142 is effective for fiscal years beginning after December 15, 2001. Although we have not yet fully completed out assessment of FAS 141 and FAS 142, we expect that adoption of these new pronouncements will result in an approximate $675,000 reduction in annual amortization expense in fiscal 2002.

compared to fiscal 2001 associated with goodwill and customer list intangible assets, which assets had a net book value of $7,407,931 at December 31, 2001.

      In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. While FAS 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of FAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. FAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unused and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. We have not yet completed our assessment of the impact of FAS 144 on our financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

      Our business and future operating results may be affected by many risks, uncertainties and other factors, including those set forth below and those contained elsewhere in this Report. In addition, the risks, uncertainties and other factors described below are not the only ones we face. There may be additional risks, uncertainties and other factors that we do not currently consider material or that are not presently known to us. If any of the following risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. When we say that something could have a material adverse effect on us or on our business, we mean that it could have one or more of these effects.

      WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER BECOME PROFITABLE

      We have incurred net losses in each year of our operations since inception, including net losses of approximately $22.4 million in fiscal 2000 and $2.2 million in fiscal 2001. As of December 31, 2001, we had an accumulated deficit of approximately $49.8 million. Our losses in fiscal 2001 were due primarily to losses incurred at Metretek Florida, costs related to PowerSpring, the preferred stock deemed distribution, and corporate overhead costs. Although we will not be incurring significant costs in the future related to the development of PowerSpring, we may incur significant costs in developing and expanding the company-owned business of PowerSecure in the near future, and we will continue to accrue the preferred stock deemed distribution through fiscal 2004, unless we redeem the Series B Preferred Stock sooner. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase that profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced, our business, financial condition and results of operations will be materially and adversely affected.

      WE WILL REQUIRE A SUBSTANTIAL AMOUNT OF ADDITIONAL CAPITAL TO FINANCE THE GROWTH OF OUR BUSINESS, BUT WE MAY NOT BE ABLE TO RAISE A SUFFICIENT AMOUNT OF FUNDS TO DO SO ON TERMS FAVORABLE TO US AND OUR STOCKHOLDERS

      In order to finance the development and expansion of our business, we will need to raise significant additional funds. For example, we will need substantial additional capital to develop the company-owned business of PowerSecure, which will require significant expenditures to acquire capital equipment for distributed generation systems to be owned by PowerSecure. In addition, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will probably require us to raise additional capital, as of the date of this Report, we have not entered into any agreement committing us to any such acquisition. Moreover, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales, necessitating additional capital. Also, our Series B Preferred Stock bears a cumulative dividend at the rate of 8% per year and, if not earlier converted into Common Stock, is subject to mandatory redemption on December 9, 2004 at a redemption price equal to the liquidation preference, which as of December 31, 2001 was $7,000,000 plus accumulated dividends of approximately $1,145,000. In addition, an adverse resolution related to the dispute as to the amount we owe under the Scient Note, with a current stated balance of approximately $2.5 million, could also significantly increase our cash requirements beyond our available capital resources. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. We cannot provide any assurance that we will be able to raise additional capital when needed or desired, or that the terms of such capital will be favorable to us and our stockholders.

      Our only current credit arrangement is Southern Flow's $2 million Credit Facility, which expires in September 2004. Under certain conditions, the Credit Facility can be, and has been, used to fund the operations of our other subsidiaries, primarily PowerSecure. Southern Flow's ability to borrow funds under the Credit Facility is limited to its loan availability based upon its accounts receivable and inventory. As of December 31, 2001, Southern Flow had a total loan availability under the Credit Facility of approximately $1,771,000, of which $1,026,000 had been borrowed (and of that amount, $469,000 had been advanced to fund the business of PowerSecure), leaving $745,000 available for future use. The amount of our loan availability, as well as the amount borrowed under the Credit Facility will change in the future depending on Southern Flow's asset base and our capital requirements.

      Our current Credit Facility has a number of financial covenants that Southern Flow must satisfy. Southern Flow's ability to satisfy those covenants depends principally upon its ability to achieve positive operating performance. If Southern Flow is unable to fully satisfy the financial covenants of the Credit Facility, it will breach the terms of the Credit Facility. We have secured our obligations under the Credit Facility by pledging substantially all of our assets as collateral. Additionally, our subsidiaries have guaranteed the repayment of our obligations under the Credit Facility. Any breach of these covenants could result in a default under the Credit Facility and an acceleration of payment of all outstanding debt owed, which would materially and adversely affect our business.

      We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including general market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, raising capital could require the consent of the Lender or of the holders of our Series B Preferred Stock or both. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to the Lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

      OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND FLUCTUATIONS IN THE FUTURE MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

      Our operating results have fluctuated significantly from quarter to quarter and from year to year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and any of which may cause the trading price of our Common Stock to fluctuate. These factors include:

      - the size, timing and terms of sales and orders, including customers delaying, deferring or canceling purchase orders, or making smaller purchases than expected;

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

      - the growth of the market for distributed generation systems and online energy products, services and information;

      -     changes in our pricing policies and those of our competitors;

      - variations in the length of our product and service implementation process;

      - changes in the mix of products and services having differing margins;

      -     changes in the mix of international and domestic revenues;

      -     the life cycles of our products and services;

      -     budgeting and buying cycles of our customers;

      -     general economic and political conditions;

      - specific economic conditions in the energy industry, especially in the natural gas and electricity sectors;

      - the effects of governmental regulations and regulatory changes in our current and new markets;

      -     changes in the prices charged by our suppliers;

      - our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions;

      -     changes in our operating expenses; and

      - the development and maintenance of business relationships with strategic partners.

      Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

      Our revenues and other operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. The timing of large individual sales is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall in revenues or a delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, as a result of which we would suffer significant operating losses.

      Due to all of these factors and the other risks discussed in this Report, you should not rely on quarter-to-quarter or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors, causing the trading price of our Common Stock to fall.

      WE ARE CURRENTLY SUBJECT TO LAWSUITS THAT, IF THEY ARE SUCCESSFULLY PROSECUTED AGAINST US, WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      We and some of our subsidiaries and affiliates and their officers, directors and trustees are defendants to a pending class action filed on January 5, 2001 in the District Court for the City and County of Denver, Colorado, as well as two related lawsuits subsequently filed in San Diego, California, alleging violations of securities laws and making other related claims in connection with the sale of $9.25 million in interests in Marcum Midstream 1997-1 Business Trust, which is managed by Marcum Gas Transmission, Inc. ("MGT"). These lawsuits are described above in "Item 3. Legal Proceedings." We intend to defend the claims against us in these lawsuits vigorously. Because these lawsuits are in early stages, it is not possible at this time to predict the outcome of this litigation or the impact this litigation will have on us. However, an adverse judgment against us could materially and adversely affect our business, financial condition and results of operations.

      From time to time we are also involved in other disputes and legal actions that arise in the ordinary course of business. Although we do not expect any other currently pending legal proceedings to have a material adverse impact on us, because the outcome of litigation is inherently uncertain, we cannot provide any assurance that present or future litigation could not materially and adversely affect our business, financial condition or results of operation.

      BECAUSE POWERSECURE AND POWERSPRING HAVE LIMITED OPERATING HISTORIES AND THEIR BUSINESS STRATEGIES ARE STILL BEING DEVELOPED AND ARE UNPROVEN, LIMITED INFORMATION IS AVAILABLE TO EVALUATE THEIR FUTURE PROSPECTS

      Our business strategy includes the development and expansion of new businesses and product lines such as PowerSecure and PowerSpring. Our plans and strategies with respect to these new businesses are based on unproven models and are still being developed and modified. PowerSecure commenced its operations in September 2000 and generated its first significant revenue in the second quarter 2001. Our PowerSecure business strategy depends on our ability to market distributed generations systems to large users of electricity. PowerSpring was launched in June 2000 but has not generated any significant revenue to date. Our PowerSpring business strategy depends on the willingness of commercial users of natural gas and electricity to purchase, at a price profitable to us, an internet-based package consisting of energy data management equipment and energy purchasing resources. Our future success depends in large part upon our ability to develop these new businesses so that they will generate significant revenues, profits and cash flow through the offering of energy products, services and information.

      As a company developing new businesses in the rapidly evolving energy markets, we face numerous risks and uncertainties which are described in this Item as well as other parts of this Report. Some of these risks relate to our ability to:

      - anticipate and adapt to the changing regulatory climate for energy products, services and technology;

      -     attract customers to our new businesses;

      - anticipate and adapt to the changing energy markets and end-user preferences;

      -     attract, retain and motivate qualified personnel;

      -     respond to actions taken by our competitors;

      -     integrate acquired businesses, technologies, products and services;

      - generate revenues, gross margins, cash flow and profits from sales of new products and services;

      - implement an effective marketing strategy to promote awareness of our new businesses; and

      - develop and deploy successful versions of the software necessary for our products and services.

      Our business and financial results in the future will depend heavily on market acceptance and profitability of our new businesses and their product and service offerings lines. If we are unsuccessful in addressing these risks or in executing our business strategies, our business would be materially and adversely affected.

      BECAUSE WE ARE DEPENDENT UPON THE UTILITY INDUSTRY FOR A SIGNIFICANT PORTION OF OUR REVENUE, CONTINUED REDUCTIONS OF PURCHASES OF OUR PRODUCTS AND SERVICES BY UTILITIES CAUSED BY REGULATORY REFORM MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      We currently derive a significant portion of our revenue from sales by Metretek Florida of its products and services to the utility industry, and particularly the natural gas utility industry. A key reason that we have experienced variability of operating results on both an annual and quarterly basis has been utility purchasing patterns, including delays of purchasing decisions, as the result of mergers and acquisitions in the utility industry and potential changes to the federal and state regulatory framework within which the utility industry operates. The utility industry is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying a normal budget approval process within the utility. In addition, utilities may defer purchases of our products and services if the utilities reduce capital expenditures as the result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors. The natural gas utility industry has been virtually the sole market for Metretek Florida's products and services. However, over the last few years, the uncertainty in the utility industry that has resulted from the regulatory uncertainty in the current era of deregulation has caused utilities to defer even further purchases of Metretek Florida's products and services. The continuation of this uncertain regulatory climate will materially and adversely affect our revenues from sales of AMRs.

         The domestic utility industry is currently the focus of regulatory reform initiatives in virtually every state. These initiatives have resulted in significant uncertainty for industry participants and raise concerns regarding assets that would not be considered for recovery through rate payer charges. This regulatory climate has caused many utilities to delay purchasing decisions that involve significant capital commitments. As a result of these purchasing decision delays, utilities have reduced their purchases of our products and services. While we expect some states will act on these regulatory reform initiatives in the near future, we cannot assure you that the current regulatory uncertainty will be resolved in the short term. In addition, new regulatory initiatives could have a material adverse effect on our business. Moreover, in part as a result of the competitive pressures in the utility industry arising from the regulatory reform process, many utilities are pursuing merger and acquisition strategies. We have experienced considerable delays in purchase decisions by utilities that have become parties to merger or acquisition transactions. Typically, capital expenditure purchase decisions are put on hold indefinitely when merger negotiations begin. If this pattern of merger and acquisition activity among utilities continues, our business may be materially and adversely affected. In addition, if any of the utilities that account for a significant portion of our revenues decide to significantly reduce their purchases of our products and services, our financial condition and results of operations may be materially and adversely affected.

      MANY OF OUR PRODUCTS AND SERVICES EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER.

      Our products and services are often used by our customers to address critical business problems. Customers generally consider a wide range of issues before making a decision to purchase our products and service. In addition, the purchase of our products and services generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer's organization. Our sales cycle may vary based on the industry in which the potential customer operates and is difficult to predict for any particular transaction. The length and variability of our sales cycle makes it difficult to predict whether particular sales will be concluded in any given quarter. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long-lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

      RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR SERIES B PREFERRED STOCK AND OUR CURRENT CREDIT FACILITY COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL

      The terms of our Series B Preferred Stock and our current credit facility contain financial and operating covenants that limit the discretion of our management. These covenants place significant restrictions on our ability to:

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

      - unable to raise additional capital, through debt or equity financings, when needed for our operations and growth; and

      - unable to compete effectively or to take advantage of new business opportunities.

      If, as a result of these covenants, we are unable to pursue a favorable transaction or course of action or to respond to an unfavorable event, condition or circumstance, then our business could be materially and adversely affected.

      DIVIDENDS ON THE SERIES B PREFERRED STOCK INCREASE OUR NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND OUR NET LOSS PER COMMON SHARE

      Due to our issuance of the Series B Preferred Stock in December 1999 and February 2000 as part of our offering of "Units", which also included shares of Common Stock and Common Stock Purchase Warrants, we recognize the 8% coupon rate and certain "deemed distributions" as dividends on the Series B Preferred Stock. The proceeds from the sale of the Units were allocated to the Common Stock, the Unit Warrants and the Series B Preferred Stock based on the relative fair value of each. This allocation process resulted in the Series B Preferred Stock that we sold on February 4, 2000 being initially recorded at a discount from its $1,000 per share liquidation value. This discount will be recorded as a distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of our Common Stock from the date we offered to sell 5,550 Units to February 4, 2000, the date we actually issued the Units. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount related to the "in the money" conversion feature has been recorded as a distribution between February 4, 2000 and June 9, 2000, after which date the Series B Preferred Stock could first be converted into our Common Stock. The Series B Preferred Stock dividends adversely affected our operating results in fiscal 2001 by significantly increasing the net loss available to common shareholders and the net loss per common share, and will continue to adversely affect our operating results through fiscal 2004, unless we earlier redeem the Series B Preferred Stock. By adversely affecting our operating results, the accounting treatment of these dividends could adversely affect the trading price of our Common Stock.

      RAPID TECHNOLOGICAL CHANGES MAY PREVENT US FROM REMAINING CURRENT WITH OUR TECHNOLOGICAL RESOURCES AND MAINTAINING COMPETITIVE PRODUCT AND SERVICE OFFERINGS

      The markets in which our businesses operate are characterized by rapid technological change, frequent introductions of new and enhanced products and services, evolving industry standards and changes in customer needs. Significant technological changes could render our existing and planned new products, services and technology obsolete. Our future success will depend, in large part, upon our ability to:

      -     effectively use and develop leading technologies;

      -     continue to develop our technical expertise;

      -     enhance our current products and services;

      -     develop new products and services that meet changing customer needs;
            and

      - respond to emerging industry standards and technological changes in a cost-effective manner.

      If we are unable to successfully respond to these developments or if we do not respond to them in a cost-effective manner, then our business will be materially and adversely affected. We cannot assure you that we will be successful in responding to changing technology or market needs. In addition, products, services and technologies developed by others may render our products, services and technologies uncompetitive or obsolete.

      Even if we do successfully respond to technological advances and emerging industry standards, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our products, services and technology in a timely and cost-effective manner. We may experience financial or technical difficulties or limitations that could prevent us from introducing new or enhanced products or services. Furthermore, these new or enhanced products, services and technology may contain problems that are discovered after they are introduced. We may need to significantly modify the design of these products and services to correct problems. Rapidly changing technology and operating systems may impede market acceptance of our products, services and technology. Our business could be materially and adversely affected if we experience difficulties in introducing new or enhanced services and products or if these products and services are not received favorably by our customers.

      Development and enhancement of our products and services will require significant additional expenses and could strain our management, financial and operational resources. The lack of market acceptance of our products or services or our inability to generate sufficient revenues from this development or enhancements to offset their costs could have a material adverse effect on our business. In the past, we have experienced delays in releasing new products and services and enhancements, and we may experience similar delays in the future. These delays or problems in the installation of implementation of our new products and services and enhancements may cause customers to forego purchases of our products and services to purchase those of our competitors.

      IF WE ARE UNABLE TO CONTINUE TO ATTRACT AND RETAIN KEY MANAGEMENT AND TECHNICAL PERSONNEL, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

      We believe our future success will depend in large part upon our ability to attract and retain highly qualified technical, managerial, sales, marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employment in the future. We do not maintain key person life insurance policies for any key members of our management team. The loss of the services of one or more of our key personnel could have a material adverse effect on our business. We cannot assure you that we will be able to retain our current key personnel or that we will be able attract or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our failure to attract and retain highly qualified personnel could material and adversely affect our business.

      WE FACE INTENSE COMPETITION IN THE MARKETS FOR OUR ENERGY PRODUCTS, SERVICES AND TECHNOLOGY, AND IF WE CANNOT SUCCESSFULLY COMPETE IN THOSE MARKETS, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED

      The markets for our energy products, services and technology are intensely competitive and subject to rapidly changing technology, new products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new business as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results.

      Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. We cannot assure you that we will have the financial resources, technical expertise, portfolio of market or services or marketing and support capabilities to compete successfully in the future. If we are not able to compete successfully in our markets, our business would be materially and adversely affected.

      DOWNTURNS IN GENERAL ECONOMIC AND MARKET CONDITIONS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      There is potential for a continued downturn in general economic and market conditions, which may be worsened by recent terrorist attacks in the United States. Various segments of the economy in general, and of the energy industry in particular, have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. Recently, concerns have increased throughout the technology industry regarding negative growth forecasts for 2002. Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, including global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. Although we have a diverse client base, we have targeted a number of vertical markets, such as the manufacturing and distribution industries, which have been significantly impacted by the recent economic downturn. A continued economic downturn coupled with decline in our revenues could affect our ability to secure additional financing or raise additional funds to support working capital requirements and growth objectives, maintain existing financing arrangements, or for other purposes. As a result, any economic downturns in general or in our targeted markets, particularly those affecting industrial and commercial users of natural gas and electricity, would have a material adverse effect on our business, operating results, cash flows or financial condition.

      IF WE FAIL TO EFFECTIVELY MANAGE OUR FUTURE GROWTH, OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND SERVICES AND TO DEVELOP NEW PRODUCTS AND SERVICES MAY BE ADVERSELY AFFECTED

      We must plan and manage our growth effectively in order to offer our products and services and achieve revenue growth and profitability in a rapidly evolving market. Our future growth will place a significant strain on our management systems and resources. If we are not be able to effectively manage our growth in the future, our business may be materially and adversely affected.

      CHANGES IN OUR PRODUCT MIX COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      The margins on our revenues from some of our product and service offerings is higher than the margins on our other product and service offerings. For example, revenues from some of Metretek Florida's AMR devices have significantly higher margins than Metretek Florida's contract manufacturing revenues. In addition, due to the limited operating history of PowerSecure, we cannot currently accurately estimate the margins of its future products and services. These new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower net income, or higher net losses, and less cash flow on the same amount of revenues.

      OUR MANAGEMENT OF PRIVATE ENERGY PROGRAMS PRESENTS RISKS TO US

      MGT is our subsidiary that manages and holds a small ownership interest in two private energy programs that own natural gas assets. The operations of MGT have been discontinued, and MGT does not intend to form any new private programs, but MGT will continue managing the two business trusts that operate these energy programs until those programs are sold or liquidated or until MGT's interests and management obligations in those programs are sold. These private programs were financed by private placements of equity interests raising capital to acquire the assets and business operated by the programs. Our management of these energy programs presents risks to us, including:

      - lawsuits by investors in these programs who become dissatisfied with the result of these programs, including the lawsuits described in "Item 3. Legal Proceedings";

      - material and adverse changes in the business, results of operations and financial conditions of the programs due to events, conditions and factors outside the control of MGT, such as general and local conditions affecting the energy market generally and the revenues of the programs specifically;

      -     annual preferred shareholder interest repurchase commitments;

      -     changes in the regulatory environment relating to these programs;

      -     reliance upon significant suppliers and customers by these programs;

      -     hazards of energy facilities; and

      -     changes in technology.

      If any of these risks materialize and we are unsuccessful in addressing these risks, our business could be materially and adversely affected.

      OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS IF THEY MATERIALIZE

      We market and sell some of our products and services in international markets. Our revenues from sales into international markets were approximately 4.8% of our consolidated revenues in fiscal 2000 and 2.6% in fiscal 2001. One component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers. However, we have only limited experience in international operations, including developing localized versions of our products and services and in developing relationships with international service providers. We cannot assure you that we will be successful in expanding our international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

      In addition to the uncertainty regarding our ability to generate sufficient revenues from foreign operations and to expand our international presence, we are exposed to several risks inherent in conducting business on an international level that could result in increased expenses, or could limit our ability to generate revenue, including:

      -     fluctuations in currency exchange rates;

      -     potential adverse tax consequences;

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

      -     political and economic instability;

      -     reduced protection for intellectual property rights;

      -     cultural and language difficulties;

      -     the potential exchange and repatriation of foreign earnings; and

      -     localization and translation of products and services.

      Our success in expanding our international operations will depend in large part on our ability to anticipate and effectively manage these and other risks, many of which are outside of our control. Any of these risks could materially and adversely affect our international operations and, consequently, our operating results. We cannot assure you that we will be able to successfully market, sell and deliver our products and services in foreign markets.

      WE MAY BE UNABLE TO SUCCESSFULLY ACQUIRE OTHER BUSINESSES, TECHNOLOGY OR COMPANIES, OR TO FORM STRATEGIC ALLIANCES, OR TO SUCCESSFULLY REALIZE THE BENEFITS OF ANY ACQUISITION OR ALLIANCE

      In the past, we have grown by acquiring complimentary businesses, technologies, services and products and entering into strategic alliances with complimentary businesses. We evaluate potential acquisition opportunities from time to time, including those that could be material in size and scope. As part of our growth strategy, we intend to continue to evaluate potential acquisitions, investment opportunities and strategic alliances on an ongoing basis as they present themselves to facilitate our ability to enhance our existing products, services and technology, and introduce new products, services and technology, on a timely basis. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate acquisition opportunity, we may not be able to successfully finance the acquisition. A failure to identify or finance future acquisitions may impair our growth and adversely affect our business.

      Any future acquisition involves risks commonly encountered in business relationships, including:

      - difficulties in assimilating and integrating the operations, personnel, technologies, products and services of the acquired businesses;

      - the technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

      - difficulties in retaining, training, motivating and integrating key personnel;

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

      -     potential disruptions of our ongoing businesses; and

      - unexpected costs and unknown liabilities associated with the acquisitions.

      For these reasons, future acquisitions could materially and adversely affect our existing businesses. Moreover, we cannot predict the accounting treatment of any acquisition, in part because we cannot be certain whether current accounting regulations, conventions or interpretations will prevail in the future.

      In addition, to finance any future acquisitions, it may be necessary for us to incur additional indebtedness or raise additional funds through public or private financings. This financing may not be available to us at all, or if available may not be available on terms satisfactory to us or to those whose consents are required for such financing. Available equity or debt financing available may materially and adversely affect our business and operations and, in the case of equity financings, may significantly dilute the percentage ownership interests of our stockholders.

      We cannot assure you that we will make any additional acquisitions or that any acquisitions, if made, will be successful, will assist us in the accomplishment of our business strategy, or will generate sufficient revenues to offset the associated costs and other adverse effects or will otherwise result in us receiving the intended benefits of the acquisition. In addition, we cannot assure you that any acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services, or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

      IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE FACE CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT BY THIRD PARTIES, WE COULD LOSE IMPORTANT RIGHTS TO OUR PROPRIETARY TECHNOLOGY OR BE LIABLE FOR SIGNIFICANT DAMAGES, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

      Our success and ability to compete depends, in substantial part, upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products, services and technology from those of our competitors. The unauthorized use of our intellectual property rights and property technologies by others could materially harm our business. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. Although we hold copyrights and trademarks in our business, and we have applied for registration of a number of key trademarks and service marks and intend to introduce new trademarks and service marks, we believe that the success of our business depends more upon our proprietary technology, information, processes and know-how than on patents or trademarks. In addition, much of our proprietary information and technology may not be patentable. We may not be successful in obtaining registration for one or more of these marks.

      Despite our efforts to protect our intellectual property rights, existing laws afford only limited protection, and our actions may be inadequate to protect our rights or to prevent others from claiming violations of their proprietary rights. Unauthorized third parties may attempt to copy, reverse engineer or otherwise obtain, use or exploit aspects of our products and services, develop similar technology independently, or otherwise obtain and use information that we regard as proprietary. We cannot assure you that our competitors will not independently develop technology similar or superior to our technology or design around our intellectual property. In addition, the laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as the laws of the United States.

      Although we are not aware of any present infringement of our products or technologies on the intellectual property rights of third parties, we cannot provide any assurance that others will not assert claims of infringement against us in the future or that, if made, such claims will not be successful or will not require us to enter into licensing royalty arrangements or result in costly and time-consuming litigation.

      We may need to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of other companies' proprietary rights, or to defend against claims of infringement or validity in the future. However, litigation could result in significant costs or the diversion of management and financial resources. We cannot assure you that any such litigation will be successful or that we will prevail over counterclaims against us. As a result, any litigation could materially and adversely affect our business.

      Although we are not aware of any present infringement of our products or technologies on the intellectual property rights of others, we cannot be certain that our products, services and technologies do not or in the future will not infringe on the valid intellectual property rights held by third parties. In addition, we cannot assure you that third parties will not claim that we have infringed their intellectual property rights. We may incur substantial expenses in litigation defending against any third party infringement claims, regardless of their merit. Successful infringement claims against us could result in substantial monetary liability, require us to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of our business. In addition, even if we prevail on these claims, this litigation could be time-consuming and expensive to defend or settle, and could result in the diversion of our time and attention, which could materially and adversely affect our business.

      In recent years, there has been a significant amount of litigation in the United States involving patents and other intellectual property rights. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

      - stop selling, incorporating or using our products and services that use the infringed intellectual property;

      - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

      -     redesign the products and services that use the technology.

      If we are forced to take any of these actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

      RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS

      The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to such attacks, the U.S. is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in reductions in capital expenditures or spending on energy information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products or services, our business and results of operations could be materially and adversely affected.

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

      WE DEPEND ON SOLE SOURCE OR LIMITED SOURCE SUPPLIERS FOR SOME OF THE KEY COMPONENTS AND MATERIALS IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE INCREASES THAT COULD ADVERSELY AFFECT OUR BUSINESS

      We depend on sole or limited source suppliers for key components and materials for some of our products such as generators, and if we are unable to obtain these components on a timely basis, we will not be able to deliver our products to customers. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. We may experience delays in production if we fail to identify alternate vendors, or if any supply of components is interrupted or reduced and we have failed to identify an alternative vendor or if there is a significant increase in the cost of such components, each of which could materially and adversely affect our business and operations.

      AS A RESULT OF THEIR BENEFICIAL OWNERSHIP OF A LARGE PERCENTAGE OF OUR COMMON STOCK, OUR DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL

      As of March 1, 2002, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 54% of our outstanding Common Stock, assuming they exercise or convert all stock options, warrants convertible preferred stock and other rights exercisable within 60 days of that date. As a result, these stockholders could, as a practical matter, exercise a significant level of control over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, sales of substantially all of our assets and other significant corporate transactions. The interests of these stockholders may differ from the interests of other stockholders. In addition, this concentration of stock ownership may have the effect of discouraging, delaying or preventing a change in control of us.

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

      On March 1, 2002, 6,077,764 shares of Common Stock were outstanding. On the same date, options to purchase 1,681,361 shares of Common Stock were outstanding, and shares that may be acquired upon exercise of these stock options are eligible for sale on the public market from time to time subject to vesting. Also, on that date, 7,000 shares of Series B Preferred Stock convertible into 2,673,179 shares of Common Stock, and warrants and other rights to purchase 986,620 shares of Common Stock, were outstanding. The resale of virtually all shares underlying these warrants and other rights are covered by a currently effective registration statement. The exercise or conversion of outstanding options, warranties and other rights to purchase our Common Stock will dilute the remaining ownership of other holders of our Common Stock. In addition, the sale in the public market of a significant number of these shares issuable upon the exercise of options, warrants and other rights, or the perception that such sales could occur, could cause the price of the Common Stock to decline.

      OUR CHARTER DOCUMENTS AND OUR STOCKHOLDER RIGHTS PLAN, AS WELL AS DELAWARE LAW, CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD DISCOURAGE OR PREVENT A THIRD-PARTY ACQUISITION OF OUR COMMON STOCK, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS

      Some provisions in our Second Restated Certificate of Incorporation ("Second Restated Certificate"), our Amended and Restated By-Laws ("By-Laws"), and our stockholder rights plan, as well as some provisions of Delaware law, could have the effect of discouraging, delaying or preventing a third party from attempting to acquire us, even if doing so would be beneficial to stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. These provisions include:

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

      - prohibiting stockholders from acting by written consent without a meeting;

      - the dilutive effects to a potential hostile acquirer under our stockholders rights plan;

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

      We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our credit facility limit our ability to pay dividends (other than on our Series B Preferred Stock) by prohibiting the payment of dividends by Southern Flow without the consent of the lender. In addition, the terms of our Series B Preferred Stock contain certain restrictions on our ability to pay dividends on our Common Stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

      OUR STOCK PRICE IS SUBJECT TO EXTREME PRICE AND VOLUME FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR STOCK

      The market price and volume of our Common Stock has in the past been, and in the future is likely to continue to be, highly volatile. The stock market in general has been experiencing extreme price and volume fluctuations for years. The market prices of securities of technology companies have been especially volatile. A number of factors could cause wide fluctuations in the market price and trading volume of our Common Stock in the future, including:

      -     actual or anticipated variations in our results of operations;

      -     announcements of technological innovations;

      - changes in, or the failure by us to meet, securities analysts' estimates and expectations;

      -     introduction of new products and services by us or our competitors;

      - conditions or trends in the energy industry in general, and in the natural gas and delivery sectors in particular;

      - announcements by us or our competitors of significant technical innovations, products, services, contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

      - announcements by us or our competitors of the success or status of our business;

      - changes in the market valuation of other energy or technology companies;

      -     general economic, business and market conditions;

      -     additions or departures of key personnel;

      - sales of our Common Stock by directors, executive officers and significant stockholders; and

      -     the gain or loss of significant customer orders.

      Many of these factors are beyond our control. These factors may cause the market price of our Common Stock to fall regardless of our operating performance.

      In addition, broad fluctuations in price and volume have been unrelated or disproportionate to operating performance, both of the market in general and of us in particular. Any significant fluctuations in the future might result in a material decline in the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Securities litigation is often expensive and could divert management's attention and resources, which could have a material adverse effect on our business, even if we ultimately prevail in the litigation.

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

      OUR COMMON STOCK MAY BE DELISTED FROM TRADING ON THE NASDAQ NATIONAL
      MARKET

      Our Common Stock is listed and trades on the Nasdaq National Market. Over the past year, the bid price for our Common Stock on the Nasdaq National Market has declined substantially. On February 14, 2002, we received a notice from Nasdaq that our Common Stock had failed to maintain compliance with the $1.00 minimum bid price requirement and the $5 million public float requirement for continued listing on the Nasdaq National Market. We have until May 15, 2002 to regain compliance with these requirements, or our Common Stock will be subject to delisting from the Nasdaq National Market. At that time, we can either appeal the delisting determination apply to transfer the Common Stock listing to the Nasdaq SmallCap Market. Since our ability to fulfill the continued listing requirements of the Nasdaq National Market are driven in large part by market forces outside of our control, we cannot provide any assurance that we will be able to regain compliance with these requirements in order to maintain our listing on the Nasdaq National Market. If we are not able to maintain our listing on the Nasdaq National Market, trading activity could decline significantly, which could cause the trading price of our Common Stock to decline further.

ITEM 7. FINANCIAL STATEMENTS

      The information required by this Item is set forth on pages F-1 through F-27 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      Our executive officers and directors, their ages as of March 1, 2002, and their positions with us are as follows:

NAME                               AGE           POSITION(s)
----                               ---           -----------
W. Phillip Marcum                  57            Chairman of the Board, President, Chief Executive
                                                   Officer and Director
A. Bradley Gabbard                 47            Executive Vice President, Chief Financial Officer,
                                                   Treasurer and Director
Gary J. Zuiderveen                 42            Controller, Principal Accounting Officer and
                                                   Secretary
Basil M. Briggs(1)(2)              66            Director
Kevin P. Collins(1)(2)             51            Director
Anthony D. Pell(1)(2)              63            Director

----------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

      W. PHILLIP MARCUM is a founder and has served as our Chairman of the Board, President and Chief Executive Officer and as a director since our incorporation in April 1991. He also serves as the Chairman of each of our subsidiaries. Mr. Marcum currently serves on the board of directors of one publicly-traded company, Key Energy Services, Inc., East Brunswick, New Jersey ("Key"), an oilfield service provider, and one privately-held company, Test America, Inc., Asheville, North Carolina, a water analysis company.

      A. BRADLEY GABBARD is a founder and has served as an executive officer and a director since our incorporation in April 1991. He has served as our Executive Vice President since July 1993 and as our Chief Financial Officer and Treasurer since August 1996 and from April 1991 through July 1993. He also served as our Secretary from June 2000 until April 2001 and as our Vice President and Secretary from April 1991 through July 1993. Mr. Gabbard also serves as the Chief Financial Officer of each of our subsidiaries.

      GARY J. ZUIDERVEEN has served as our Controller, Principal Accounting Officer and Secretary since April 2001. He previously served as our Controller from May 1994 until May 2000 and as our Secretary and Principal Accounting Officer from August 1996 until May 2000. Since September 1999, he has also served as the Controller and Secretary, and since March 2000 as the Principal Accounting Officer, of PowerSpring. He also serves in one or more of the capacities of Controller, Principal Accounting Officer or Secretary of our other subsidiaries. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm's national office accounting research department.

      BASIL M. BRIGGS has served as a director since June 1991. He has been a practicing attorney in the Detroit, Michigan area since 1961, practicing law with Cox, Hodgman & Giarmarco, P.C., Troy, Michigan, since January 1997. Mr. Briggs was of counsel with Miro, Weiner & Kramer, P.C., Bloomfield Hills, Michigan, from 1987 through 1996. He was the President of Briggs & Williams, P.C., Attorneys at Law, from its formation in 1977 through 1986. Mr. Briggs was the Secretary of Patrick Petroleum Company ("Patrick Petroleum"), Jackson, Michigan, an oil and gas company, from 1984, and a director of Patrick Petroleum from 1970, until Patrick Petroleum was acquired by Goodrich Petroleum Company ("Goodrich Petroleum"), Houston, Texas, an oil and gas company, in August 1995. From August 1995 until June 2000, he served as a director of Goodrich Petroleum.

      KEVIN P. COLLINS has served as a director since March 2000. Mr. Collins has been a Managing Member of The Old Hill Company LLC, Westport, Connecticut, which provides corporate financial and advisory services, since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, he served as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins has served as a director of Key since March 1996; a director of The Penn Traffic Company, Syracuse, New York, a food retailer, since June 1999; and a director of London Fog Industries, Inc, Eldesburg, Maryland, an outerwear designer and distributor, since 1999. Mr. Collins also serves as the director of one privately-held company, Avanti Petroleum, Inc., a convenience chain store.

      ANTHONY D. PELL has served as a director since June 1994. Mr. Pell is a director of Rochdale Investment Management, Inc., New York, New York. He was the President and a co-owner of Pell, Rudman & Co., Boston, Massachusetts, an investment advisory firm, from 1981 until 1993, when it was acquired by United Asset Management Company, since which time he has served as a consultant. Mr. Pell was a director of Metretek Florida from 1985 until Metretek Florida was acquired by us in March 1994. Mr. Pell was associated with the law firm of Coudert Brothers from 1966 to 1968 and with the law firm of Cadwalder, Wickersham and Taft from 1968 to 1972, specializing in estate and tax planning. In 1972, Mr. Pell joined Boston Company Financial Strategies, Inc. as a Vice President and was appointed a Senior Vice President in 1975.

      Our Board of Directors currently consists of five members divided into three classes, designated Class I, Class II and Class III, with members of each class holding office for staggered three-year terms. The Class I Directors, whose terms expire at the 2004 Annual Meeting of Stockholders, are Messrs. Marcum and Briggs. The Class II Director, whose term expires at the 2002 Annual Meeting of Stockholders, is Mr. Gabbard. The Class III Directors, whose terms expire at the 2003 Annual Meeting of Stockholders, are Messrs. Collins and Pell. During March 2001, our Board of Directors decided to reduce the size of the Board from nine members to five members, effective as of the 2001 Annual Meeting of Stockholders. To accomplish that goal, Robert Lloyd did not seek re-election to our Board when his term expired, and Stephen E. McGregor, Ronald G. McKee and Albert F. Thomasson resigned their positions on the Board, thereby reducing the size of the Board of Directors to five.

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

OTHER KEY EMPLOYEES

      Information concerning other key employees is set forth below:

      WOOD A. BREAZEALE, JR., 72, has served as the President, Chief Operating Officer and a director of Southern Flow since May 1993. Mr. Breazeale was the President and Chief Operating Officer of Southern Flow Companies, a division of Homco International, Inc., and a Vice President of Homco International, Inc., from 1979 until we purchased the assets of the Southern Flow Companies division of Weatherford in April 1993. Mr. Breazeale founded Southern Flow Companies in 1953.

      SIDNEY HINTON, 39, has served as the President and Chief Executive Officer and a director of PowerSecure since its incorporation in September 2000. He also served as the President and Chief Executive Officer of PowerSpring from May 2000 until January 2001. From February 2000 until May 2000, Mr. Hinton was an Executive-in-Residence with Carousel Capital, Charlotte, North Carolina, a private equity firm. From February 1999 until December 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy), Raleigh, North Carolina. From August 1997 until February 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, Raleigh, North Carolina, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company, Atlanta, Georgia, during which time he founded Southern Energy Solutions.

      RONALD W. MCKEE, 53, has served as the President and Chief Operating Officer of Metretek Florida since September 1995. Mr. McKee served on our Board of Directors from August 1997 until June 2001. He had previously served as the Vice President of Marketing of Metretek Florida since joining Metretek Florida in 1989. From 1970 to

1989, Mr. McKee held various sales and marketing management positions with Rockwell International, Pittsburgh, Pennsylvania and became the general sales and marketing manager for Rockwell International's plug valve business unit in 1987.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and beneficial owners of more than 10% of our outstanding Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC, and to furnish us with copies of all such reports that they file. Based solely upon our review of the copies of such forms we have received, and written representations from certain directors and executive officers that no Form 5s were required to be filed, we believe that, during fiscal 2001, all reports required by Section 16(a) to be filed by such persons were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

      The following table sets forth the total compensation that we paid or accrued for services rendered to us in all capacities during the last three fiscal years by our Chief Executive Officer and by our other executive officers (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 in fiscal 2001:

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                                                               AWARDS
                                                                                             ----------
                                                             ANNUAL COMPENSATION(1)          SECURITIES
                                                          ---------------------------        UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR      SALARY              BONUS          OPTIONS(2)       COMPENSATION(3)
---------------------------                      ----      ------              -----          ----------       ---------------
W. Phillip Marcum ....................           2001     $295,000           $      0           200,000           $6,188
         President and Chief                     2000      295,000            150,000                 0            6,438
         Executive Officer                       1999      210,000                  0                              6,400

A. Bradley Gabbard ...................           2001      175,000           $      0           200,000            6,060
         Executive Vice                          2000      175,000             75,000                 0            6,170
         President and Chief                     1999      152,500                  0            12,500            5,826
         Financial Officer

Ronald W. McKee (4) ..................           2001      136,500           $      0            35,000            4,426
         President of Metretek                   2000      125,000             12,500            10,000            4,176
         Florida                                 1999      121,010                  0            12,500            4,318

----------
(1) Excludes perquisites and other personal benefits, if any, which were less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2) All options, other than those granted to Mr. McKee in fiscal 2001, vest in three equal annual installments: one-third on date of grant, one-third on the first anniversary of the grant and one-third on second anniversary of the grant. The 35,000 options granted to Mr. McKee in fiscal 2001 are fully vested.

(3) Includes amounts paid or accrued on behalf of the Named Executive Officers in fiscal 2001 for (i) matching contributions under our 401(k) plan of $5,250 for Mr. Marcum, $5,139 for Mr. Gabbard, and $3,542 for Mr. McKee;
      (ii) premiums for group term life insurance of $738 for Mr. Marcum, $721 for Mr. Gabbard, and $584 for Mr. McKee; and (iii) premiums for long-term disability insurance of $200 for Mr. Marcum, $200 for Mr. Gabbard, and $300 for Mr. McKee.

(4) Mr. McKee resigned from our Board on June 11, 2001, but remains the President of Metretek Florida.

EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL ARRANGEMENTS AND OTHER COMPENSATION ARRANGEMENTS

      In December 1991, we entered into employment agreements, which have been amended several times, with W. Phillip Marcum, our Chairman of the Board, President and Chief Executive Officer, and A. Bradley Gabbard, our Executive Vice President and Chief Financial Officer. Under the most recent amendments to these employment agreements, the employment terms of Messrs. Marcum and Gabbard were extended and renewed until December 31, 2003, with automatic additional one-year renewal periods when the terms expire, unless either we or the officer gives six months prior written notice of termination.

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

      As amended, the employment agreements with Messrs. Marcum and Gabbard also include "change in control" provisions designed to provide for continuity of management in the event we undergo a change in control. The agreements provide that if within three years after a change in control, the officer is terminated by us for any reason other than for "cause", or if the officer terminates his employment for "good reason" (as such terms are defined in the employment agreements), then the officer is entitled to receive a lump-sum severance payment equal to two times, for Mr. Marcum, and one times, for Mr. Gabbard, the amount of his then base salary, together with certain other payments and benefits, including continued participation in all our insurance plans for a period of two years for Mr. Marcum and one year for Mr. Gabbard. Under these employment agreements, a "change in control" will be deemed to have occurred only if:

      - any person or group becomes the beneficial owner of 50% or more of our Common Stock;

      - a majority of our present directors are replaced, unless the election of any new director is approved by a two-thirds vote of the current (or properly approved successor) directors;

      - we approve a merger, consolidation, reorganization or combination, other than one in which our voting securities outstanding immediately prior thereto continue to represent more than 50% of our total voting power or of the surviving corporation following such a transaction and our directors continue to represent a majority of our directors or of the surviving corporation following such transaction; or

      -     we approve a sale of all or substantially all of our assets.

STOCK OPTION GRANTS

      The following table sets forth certain information with respect to stock options granted during fiscal 2001 to the Named Executive Officers. We did not grant any stock appreciation rights, alone or in tandem with stock options, in fiscal 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS
                                            ---------------------------------------------------------------------------
                                                                       % OF TOTAL
                                                                         OPTIONS
                                            NUMBER OF SECURITIES       GRANTED TO
                                                 UNDERLYING           EMPLOYEES IN         EXERCISE         EXPIRATION
NAME                                          OPTIONS GRANTED         FISCAL YEAR(1)       PRICE(2)           DATE(3)
b                                             ---------------         --------------       --------           -------
W. Phillip Marcum ..................              200,000(4)             25.8%               $1.50        June 19, 2011

A. Bradley Gabbard .................              200,000(4)             25.8%                1.50        June 19, 2011

Ronald W. McKee ....................               35,000(5)              4.5%                1.50        June 11, 2006

----------
(1) Based upon options to purchase an aggregate of 775,000 shares of Common Stock granted to employees during fiscal 2001.

(2) The exercise price of these options is the fair market value of the Common Stock on the date of grant, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market.

(3) These options may terminate before their terms expire due to the termination of the optionee's employment or the optionee's disability or death.

(4) These options are incentive stock options granted under our 1998 Stock Incentive Plan, have ten year terms and vest in three equal installments: one-third upon grant, one-third after one year and one-third after two years.

(5) These options are non-qualified stock options granted under our 1998 Stock Incentive Plan, have five year terms and are fully vested as of December 31, 2001.

STOCK OPTION EXERCISES AND VALUES

      The following table sets forth information with respect to stock options exercised by the Named Executive Officers during fiscal 2001 and stock options held by the Named Executive Officers on December 31, 2001. The Named Executive Officers did not exercise any stock options during fiscal 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                       NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS AT
                                                        AT FISCAL YEAR-END                   FISCAL YEAR-END(1)
                                                 -----------------------------        -----------------------------
      NAME                                        EXERCISABLE    UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
                                                  -----------    -------------        -----------     -------------
      W. Phillip Marcum ............               186,667          133,333               $0               $0

      A. Bradley Gabbard ...........               116,167          133,333                0                0


      Ronald W. McKee ..............                79,167            3,333                0                0


----------
(1) For purposes of this table, the "Value of Unexercised In-the-Money Options" is calculated based upon the difference between $0.61, the closing sale price of the Common Stock on December 31,

      2001, as reported on the Nasdaq National Market, and the option exercise price. An option is "in-the-money" if the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. Because the exercise price of all options in this table exceeded $0.61, none of the options were "in-the-money" on December 31, 2001.

DIRECTOR COMPENSATION

      Directors who are also our officers or employees do not receive any additional compensation for serving on the Board of Directors. All directors are reimbursed for their out-of-pocket costs of attending meetings of the Board of Directors and its committees. Directors who are not also our officers or employees ("Non-Employee Directors") currently receive an annual retainer of $5,000 plus a fee of $1,000 for each meeting of the Board of Directors attended in person and a fee of $500 for each meeting attended telephonically. Non-Employee Directors also receive stock options. Until June 1998, these options were granted under our Directors' Stock Option Plan (the "Directors' Plan"). Since June 1998, these options have been granted under our 1998 Stock Incentive Plan (the "1998 Plan"). Under the formula for these stock option grants, each person who is first elected or appointed to serve as a Non-Employee Director is automatically granted an option to purchase 5,000 shares of Common Stock. On the date of the Annual Meeting of Stockholders each year, each Non-Employee Director (who has been such for at least six months) is automatically granted an option to purchase 2,500 shares of Common Stock. All options vest and become exercisable immediately upon grant. Additional non-formula options can be granted to Non-Employee Directors under the 1998 Plan in the discretion of the Board of Directors.

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

      On March 8, 2001, options to purchase 35,000 shares of Common Stock were granted to each of Messrs. Lloyd, McGregor, Thomasson and McKee, the four directors who voluntarily, in connection with the unanimous decision of the Board to reduce its size, either resigned from or did not seek re-election to the Board of Directors at the 2001 annual meeting of stockholders. These options were granted under the 1998 Plan, are non-qualified stock options and are fully vested and exercisable at an exercise price of $1.50 per share until June 11, 2006.

      On June 19, 2001, options to purchase 100,000 shares of Common Stock were granted under the 1998 Plan to each of the three continuing Non-Employee
Directors: Messrs. Briggs, Collins and Pell. These options are non-qualified stock options, vest in three equal annual increments commencing on the date of grant and are exercisable at an exercise price of $1.50 per share for 10 years after the date of grant.

      As of December 31, 2001, options to purchase 65,000 shares of Common Stock were outstanding to Non-Employee Directors under the Directors' Plan and options to purchase 458,841 shares of Common Stock were outstanding to Non-Employee Directors under the 1998 Plan, at exercise prices ranging from $1.50 to $17.38 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2002 (except as indicated below) by:

      - each person who is known by us to beneficially own 5% or more of the outstanding shares of our Common Stock;

      -     each of our directors;

      -     each of the Named Executive Officers; and

      -     all of our directors and executive officers as a group.

      The share ownership information in the following table is based upon information supplied to us by the persons named in the table and upon public filings with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes either voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, each person named in the table below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person, subject to applicable community property laws. In computing the "Number of Shares" and the "Percent of Class" beneficially owned by a person, beneficial ownership includes any shares of Common Stock issuable under options, warrants, conversion rights and other rights that are currently exercisable or exercisable within 60 days of March 1, 2002. These underlying shares, however, are not included in computing the "Percent of Class" of any other beneficial owner. The "Percent of Class" is based upon 6,077,764 shares of Common Stock outstanding on March 1, 2002. The business address for all of our directors is 303 Seventeenth Street, Suite 660, Denver, Colorado 80203.

                                                                           SHARES BENEFICIALLY OWNED
                                                                   ---------------------------------------
NAME OF BENEFICIAL OWNER                                           NUMBER OF SHARES       PERCENT OF CLASS
                                                                   ----------------       ----------------
DDJ Capital Management, LLC(1) ..........................             2,060,836                  27.3
     141 Linden Street, Suite S-4
     Wellesley, Massachusetts 02482
Special Situations Funds(2) .............................               969,260                  13.8
     153 East 53rd Street
     New York, New York 10022
State Street Bank and Trust Company, as trustee(3) ......               686,944                  10.5
     225 Franklin Street
     Boston, Massachusetts 02110
Credit Suisse Asset Management, LLC(4) ..................               684,630                  10.4
     153 East 53rd Street, 57th Floor
     New York, New York, 10022
Kenneth B. Funsten(5) ...................................               669,985                  10.6
     121 Outrigger Mall
     Marina del Ray, California 90292
W. Phillip Marcum(6) ....................................               338,301                   5.4
FamCo Value Income Partners, L.P.(7) ....................               338,280                   5.4
     121 Outrigger Mall
     Marina del Ray, California 90292
American Meter Company(8) ...............................               325,054                   5.3
     300 Welsh Road
     Horsham, Pennsylvania 19044
A. Bradley Gabbard(9) ...................................               214,949                   3.9
Anthony D. Pell(10) .....................................                76,698                   1.3
Basil M. Briggs(11) .....................................                44,472                   0.7
Kevin P. Collins(12) ....................................                43,999                   0.7
All directors and executive officers
     as a group(6 persons)(13) ..........................               743,884                  11.4

----------

(1) Information based, in part, on Schedule 13G filed with the SEC on February 14, 2002 by State Street Bank and Trust Company, as trustee for General Motors Employees Global Group Pension Trust (the "GM Trust") and General Motors Investment Management Corporation ("GMIMCO"), indicating beneficial ownership as of December 31, 2001. Information also based, in part, on Amendment No. 4 to Schedule 13D filed with the SEC on December 27, 2000, by DDJ Capital Management, LLC ("DDJ"), B III-A Capital Partners, L.P. ("B III-A Capital Partners") and GP III-A, LLC ("GP III-A"), indicating beneficial ownership as of December 9, 2000. The shares of Common Stock are owned by B III-A Capital Partners (343,475 shares), the DDJ Canadian High Yield Fund (1,030,417 shares) and the GM Trust (686,944 shares). GP III-A is the general partner of, and DDJ is the investment manager for, B III-A Capital Partners. DDJ is the investment advisor to the DDJ Canadian High Yield Fund. DDJ and GMIMCO are investment managers for the GM Trust. Includes 300,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 50,000 shares are owned by B III-A Capital Partners, warrants to purchase 150,000 shares are owned by DDJ Canadian High Yield Fund, and warrants to purchase 100,000 shares are owned by the GM Trust. Also includes 1,160,836 shares of Common Stock that may be acquired upon the conversion of 3,000 shares of Series B Preferred Stock, of which 500 shares of Series B Preferred Stock convertible into 193,475 shares of Common Stock are owned by B III-A, 1,500 shares of Series B Preferred Stock convertible into 580,417 shares of Common Stock are owned by DDJ Canadian High Yield Fund, and 1,000 shares of Series B Preferred Stock convertible into 386,944 shares of Common Stock are owned by the GM Trust.

(2) Information based, in part, upon Schedule 13G filed with the SEC on January 10, 2001 by Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., MGP Advisors Limited Partnership ("MGP Advisors"), AWM Investment Company, Inc. ("AWM Investment"), MG Advisors, L.L.C. ("MG Advisors"), SST Advisors, L.L.C. ("SST Advisors"), Austin W. Marxe and David M. Greenhouse, indicating beneficial ownership as of December 31, 2000. MGP Advisors is the general partner of and the investment advisor to the Special Situations Fund III. AWM Investment is the general partner of MGP Advisors and the general partner of and investment adviser to the Special Situations Cayman Fund. MG Advisers is the general partner of and the investment advisor to the Special Situations Private Equity Fund. SST Advisors is the general partner of the Special Situations Technology Fund. Austin W. Marxe and David M. Greenhouse serve as officers, directors and members or principal shareholders of MG Advisors, MGP Advisors, AWM Investment and SST Advisors. The shares of Common Stock are owned by Special Situations Fund III (399,820 shares), Special Situations Private Equity Fund (242,315 shares), Special Situations Technology Fund (193,852 shares) and Special Situations Cayman Fund (133,273 shares). Includes 200,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 82,500 shares are owned by Special Situations Fund III, warrants to purchase 50,000 shares are owned by Special Situations Private Equity Fund, warrants to purchase 40,000 shares are owned by Special Situations Technology Fund, and warrants to purchase 27,500 shares are owned by Special Situations Cayman Fund. Also includes 769,260 shares of Common Stock that may be acquired upon the conversion of 2,000 shares of Series B Preferred Stock, of which 825 shares of Series B Preferred Stock convertible into 317,320 shares of Common Stock are owned by Special Situations Fund III, 500 shares of Series B Preferred Stock convertible into 192,315 shares of Common Stock are owned by Special Situations Private Equity Fund, 400 shares of Series B Preferred Stock convertible into 153,852 shares of Common Stock are owned by Special Situations Technology Fund, and 275 shares of Series B Preferred Stock convertible into 105,773 shares of Common Stock are owned by Special Situations Cayman Fund.

(3) Information based, in part, upon Schedule 13G filed with the SEC on February 14, 2002 by State Street Bank and Trust Company, as trustee for the GM Trust, and GMIMCO. State Street Bank and Trust Company is acting as trustee for the GM Trust with respect to these shares, and DDJ and GMIMCO are investment managers for the GM Trust with respect to these shares. See note (1) above. Includes 100,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants. Also includes 386,944 shares of Common Stock that may be acquired upon the conversion of 1,000 shares of Series B Preferred Stock. In this table, the shares beneficially owned by State Street Bank and Trust Company, as trustee for the GM Trust, are also included in the shares beneficially owned by DDJ.

(4) Credit Suisse Asset Management, LLC is the investment advisor for SEI Institutional Management Trust, Bost & Co., Warburg Pincus High Yield Fund, The Common Fund, CSAM Investment Trust - U.S. HYLD Series and SEI Global - High Yield Fixed Income Fund. The shares of Common Stock are owned by SEI Institutional Management Trust (205,388 shares), Bost & Co. (136,926 shares), Warburg Pincus High Yield Fund (102,695 shares), The Common Fund (102,695 shares), CSAM Investment Trust - U.S. HYLD Series (102,695 shares) and SEI Global - High Yield Fixed Income Fund (34,231 shares). Includes 100,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 30,000 shares are owned by SEI Institutional Management Trust, warrants to purchase 20,000 shares are owned by Bost & Co., warrants to purchase 15,000 shares are owned by Warburg Pincus High Yield Fund, warrants to purchase 15,000 shares owned by The Common Fund, warrants to purchase 15,000 shares are owned by CSAM Investment Trust - U.S. HYLD Series, and warrants to purchase 5,000 shares are owned by SEI Global - High Yield Fixed Income Fund. Also includes 384,630 shares of Common Stock that may be acquired upon the conversion of 1,000 shares of Series B Preferred Stock, of which 300 shares of Series B Preferred Stock convertible into 115,388 shares of Common Stock are owned by SEI Institutional Management Trust, 200 shares of Series B Preferred Stock convertible into 76,926 shares of Common Stock are owned by Bost & Co., 150 shares of Series B Preferred Stock convertible into 57,695 shares of Common Stock are owned by Warburg Pincus High Yield Fund, 150 shares of Series B Preferred Stock convertible into 57,965 shares of Common Stock are owned by The Common Fund, 150 shares of Series B Preferred Stock convertible into 57,965 shares of Common Stock are owned by CSAM Investment Trust - U.S. HYLD Series, and 50 shares of Series B Preferred Stock convertible into 19,231 shares of Common Stock are owned by SEI Global - High Yield Fixed Income Fund.

(5) Information based, in part, upon Amendment No. 1 to Schedule 13G and upon Form 3 filed with the SEC on December 29, 2000 by Kenneth B. Funsten, indicating beneficial ownership as of December 9, 2000, and Amendment No. 1 to Schedule 13G filed with the SEC on February 21, 2002 by FamCo Value Income Partners, L.P. ("FamCo VIP"), indicating beneficial ownership as of December 31, 2001. Kenneth B. Funsten is the president and the portfolio manager of Funsten Asset Management Company. Funsten Asset Management Company is the general partner of FamCo VIP. Mr. Funsten is a director of FamCo Offshore, Ltd. Mr. Funsten holds sole voting and investment power over the securities owned by FamCo VIP and FamCo Offshore. The shares of Common Stock are owned by Mr. Funsten (240,026 shares), FamCo VIP (338,280 shares) and FamCo Offshore (91,679 shares). Includes 50,000 shares of Common Stock that may be acquired upon currently exercisable warrants, of which warrants to purchase 18,100 shares are owned by Mr. Funsten, warrants to purchase 27,000 shares are owned by FamCo VIP, and warrants to purchase 4,900 shares are owned by FamCo Offshore. Also includes 192,315 shares of Common Stock that may be acquired upon the conversion of 500 shares of Series B Preferred Stock, of which 181 shares of Series B Preferred Stock convertible into 69,618 shares of Common Stock are owned by Mr. Funsten, 270 shares of Series B Preferred Stock convertible into 103,850 shares of Common Stock are owned by FamCo VIP, and 49 shares of Series B Preferred Stock convertible into 18,847 shares of Common Stock are owned by FamCo Offshore. Does not include 4,100 shares owned by an employee of Funsten Asset Management Company which cannot be sold or further added to without permission by Mr. Funsten by virtue of restrictions that are placed on securities transactions by employees of Funsten Asset Management Company, because Mr. Funsten has no investment or voting authority over the shares of the employee and Mr. Funsten expressly disclaims beneficial ownership of these shares.

(6) Includes 186,667 shares that may be acquired by Mr. Marcum upon the exercise of currently exercisable stock options.

(7) Information based upon Amendment No. 1 to Schedule 13G filed with the SEC by FamCo VIP on February 21, 2002, indicating beneficial ownership as of December 31, 2001. Kenneth B. Funsten and Funsten Asset Management Company are the general partners of FamCo VIP. In this table, the shares beneficially owned by FamCo VIP are also included in the shares beneficially owned by Mr. Funsten. See note (5) above.

(8) Information based upon Amendment No. 2 to Schedule 13D filed by American Meter Company, as successor in interest to its former subsidiary Eagle Research Corporation, with the SEC on August 31, 2000.

(9) Includes 2,187 shares owned by Mr. Gabbard's minor son and 116,167 shares that may be acquired by Mr. Gabbard upon the exercise of currently exercisable stock options.

(10) Includes 2,937 shares held by Mr. Pell's wife. Also includes 39,249 shares that may be acquired by Mr. Pell upon the exercise of currently exercisable stock options.

(11) Includes 4,500 shares owned by Mr. Briggs' wife. Also includes 39,972 shares that may be acquired by Mr. Briggs or his wife upon the exercise of currently exercisable stock options.

(12) Includes 41,749 shares that may be acquired by Mr. Collins upon the exercise of currently exercisable stock options.

(13) Includes 441,471 shares that may be acquired upon the exercise of currently exercisable stock options. See note (6) and notes (9) through
      (12).

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

            (2.3) Termination Agreement and Mutual Release, dated as of March 31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

            (2.4) Stock Purchase Agreement, dated as of April 6, 2001, by and among Stanley W. Timblin, Jeffrey W. Timblin, PowerSecure, Inc. and Metretek Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

      (3)   ARTICLES OF INCORPORATION AND BY-LAWS:

            (3.1) Second Restated Certificate of Incorporation of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form S-3, Registration No. 333-96369.)

            (3.2) Amended and Restated By-Laws of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.2 to Metretek's Registration Statement on Form S-8, Registration No. 333-62714.)

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

            (4.4) Amended and Restated Rights Agreement, dated as of November 30, 2001, between Metretek Technologies, Inc. and Computershare Investor Services, LLC. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 5, filed November 30, 2001.)

            (4.5) Form of Registration Rights Agreement among Metretek Technologies, Inc. and the former warrant holders of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

            (4.6) Securities Purchase Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and certain purchasers of securities of Metretek Technologies, Inc. (collectively, the "Unit Purchasers"). (Incorporated by reference to Exhibit 4.1 to Metretek's Current Report on Form 8-K filed December 22, 1999).

            (4.7) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to the Unit Purchasers. (Incorporated by reference to Exhibit 4.3 to Metretek's Current Report on Form 8-K filed December 22, 1999).

            (4.8) Registration Rights Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and the Unit Purchasers. (Incorporated by reference to Exhibit 4.4 to Metretek's Current Report on Form 8-K filed December 22,
                    1999).

            (4.9) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 4.12 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

            (4.10) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to John A. Harpole. (Incorporated by reference to Exhibit 4.13 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

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

            (4.13) Form of Common Stock Purchase Agreement issued by Metretek Technologies, Inc. to First Albany Corporation, William Reinert, John S. Koodrich and Lawrence C. Petrucci. (Incorporated by reference to Exhibit 4.16 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

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

            (10.11) Amendment No. 4 to Employment Agreement, dated as of January
                    1, 2002, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.*

            (10.12) Loan and Security Agreement, dated April 14, 1998, by and between National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.)

            (10.13) Amendment No. 1 to Loan and Security Agreement, dated as of
                    November 10, 1998, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to
                    Exhibit 10.12 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

            (10.14) Second Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of September 13, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 14, 1999.)

            (10.15) Third Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of December 9, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed December 22, 1999.)

            (10.16) Fourth Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of March 22, 2000, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.15 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.)

            (10.17) Fifth Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of March 1, 2001, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.16 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.)

            (10.18) Sixth Amendment to Loan and Security Agreement and Loan
                    Documents, dated as of May 31, 2001, by and among National Bank of Canada, Metretek Technologies, Inc., Southern Flow Companies, Inc., Metretek, Incorporated and Sigma VI, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed June 11, 2001.)

            (10.19) Metretek Technologies, Inc. 1998 Stock Incentive Plan,
                    amended and restated as of June 11, 2001 (Incorporated by reference to Exhibit 4.3 to Metretek's Registration Statement on Form S-8, Registration No. 333-62714.)*

            (10.20) Employment Agreement, dated as of March 17, 2000, between
                    PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.17 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

            (10.21) Stockholders Agreement, dated as of March 17, 2000, among
                    Metretek Technologies, Inc., PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.18 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.22) Non-Negotiable Promissory Note, dated March 17, 2000, made by PowerSpring, Inc. to John A. Harpole. (Incorporated by reference to Exhibit 10.19 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.23) Security Agreement, dated March 17, 2000, between
                    PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.20 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.24) Form of Indemnification Agreement between Metretek
                    Technologies, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

            (10.25) Termination Agreement and Mutual Release, dated as of March
                    31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

            (10.26) Employment and Non-Competition Agreement, dated as of May 8,
                    2000, between PowerSpring, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.24 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.)*

            (10.27) Prototype - Basic Plan Document for the Metretek - Southern
                    Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

            (10.28) Adoption Agreement for the Metretek - Southern Flow Savings
                    and Investment Plan. (Incorporated by reference to Exhibit
                    4.8 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

            (10.29) Non-Negotiable Convertible Promissory Note, dated September
                    28, 2000, issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.)

            (10.30) Credit and Security Agreement, dated as of September 24,
                    2001, by and between Wells Fargo Business Credit, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to
                    Exhibit 10.1 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

            (10.31) Form of Guaranty, dated as of September 24, 2001, by each of
                    Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

            (10.32) Form of Security Agreement, dated as of September 24, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

      (21)  SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

            (21.1)  Subsidiaries of Metretek Technologies, Inc.

      (23)  CONSENTS OF EXPERTS:

            (23.1)  Consent of Deloitte & Touche LLP

----------
      *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.

(b)   REPORTS ON FORM 8-K

      During the quarter ended December 31, 2001, Metretek Technologies, Inc. filed the following Current Reports on Form 8-K with the Securities and Exchange
Commission:

      Filing Date                Item No.               Description
      -----------                --------               -----------
      October 5, 2001             5,7                   New Credit Facility

      December 3, 2001            5,7                   Amended and Restated Rights Agreement

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           METRETEK TECHNOLOGIES, INC.


                                           By: /s/ W. Phillip Marcum
                                               --------------------------------
                                               W. Phillip Marcum, President and
                                               Chief Executive Officer
                                               Date: March 27, 2002

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                                             Date
---------                        -----                                             ----
/s/ W. Phillip Marcum            Chairman of the Board, President,                 March 27, 2002
------------------------          Chief Executive Officer and Director
W. Phillip Marcum                 (Principal executive officer)


/s/ A. Bradley Gabbard           Executive Vice President, Chief Financial         March 27, 2002
------------------------          Officer, Treasurer, Secretary and Director
A. Bradley Gabbard                (Principal financial officer)

/s/ Gary J. Zuiderveen           Controller, Principal Accounting                  March 27, 2002
------------------------          Officer and Secretary
Gary J. Zuiderveen                (Principal accounting officer)

/s/ Basil M. Briggs              Director                                          March 27, 2002
------------------------
Basil M. Briggs

/s/ Anthony D. Pell              Director                                          March 27, 2002
------------------------
Anthony D. Pell

/s/ Kevin P. Collins             Director                                          March 27, 2002
------------------------
Kevin P. Collins

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF
   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000              F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 2001 and 2000                                             F-5

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2001 and 2000                                       F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001 and 2000                                             F-7

Notes to Consolidated Financial Statements                                F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Metretek Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Metretek Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Denver, Colorado
March 13, 2002

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                        ----------------------------
ASSETS                                                                      2001            2000
CURRENT ASSETS:
  Cash and cash equivalents                                             $   696,076      $   468,813
  Trade receivables, net of allowance for doubtful accounts
    of $169,632 and $548,153, respectively                                4,980,419        4,476,841
  Other receivables                                                          14,929            7,960
  Inventories                                                             3,135,297        3,226,995
  Prepaid expenses and other current assets                                 559,562          768,474
                                                                        -----------      -----------

      Total current assets                                                9,386,283        8,949,083
                                                                        -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                               4,150,686        4,391,990
  Vehicles                                                                   50,227           49,185
  Furniture and fixtures                                                    561,664          609,472
  Land, building and improvements                                           736,388          881,859
                                                                        -----------      -----------
      Total property, plant and equipment, at cost                        5,498,965        5,932,506
  Less accumulated depreciation                                           3,318,054        2,862,990
                                                                        -----------      -----------

      Property, plant and equipment, net                                  2,180,911        3,069,516
                                                                        -----------      -----------

OTHER ASSETS:
  Customer list, net of accumulated amortization of $3,846,428 and
    $3,401,183, respectively                                              5,046,459        5,491,704
  Goodwill, net of accumulated amortization
    of $936,946 and $706,871, respectively                                2,361,472        2,344,711
  Patents and capitalized software development, net of accumulated
   amortization of $818,065 and $691,406, respectively                      489,860          117,650
  Other assets (Note 7)                                                     691,042          823,227
                                                                        -----------      -----------

      Total other assets                                                  8,588,833        8,777,292
                                                                        -----------      -----------

TOTAL                                                                   $20,156,027      $20,795,891
                                                                        ===========      ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                    -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                    2001               2000
CURRENT LIABILITIES:
  Accounts payable                                                                  $  1,405,632       $    780,173
  Accrued and other liabilities                                                        1,962,617          1,278,867
  Notes payable                                                                        2,479,172          2,419,874
  Deposits and capital lease obligations                                                   1,896            207,058
                                                                                    ------------       ------------

      Total current liabilities                                                        5,849,317          4,685,972
                                                                                    ------------       ------------

LONG-TERM NOTES PAYABLE (NOTE 6)                                                       1,268,024          1,929,759
                                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 SHARES ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE (NOTE 3)                                           7,680,217          6,903,485
                                                                                    ------------       ------------

STOCKHOLDERS' EQUITY (NOTE 9):
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized;
    none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized; 6,077,764 and
    5,908,067 shares issued and outstanding,
    respectively                                                                          60,778             59,081
  Additional paid-in-capital                                                          55,116,789         54,814,659
  Accumulated other comprehensive loss                                                   (65,935)            (5,926)
  Accumulated deficit                                                                (49,753,163)       (47,591,139)
                                                                                    ------------       ------------

      Total stockholders' equity                                                       5,358,469          7,276,675
                                                                                    ------------       ------------

TOTAL                                                                               $ 20,156,027       $ 20,795,891
                                                                                    ============       ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                    --------------------------------
                                                       2001                 2000
REVENUES:
  Sales and services                                $ 28,798,771       $ 21,493,180
  Other                                                  294,015            164,570
                                                    ------------       ------------

      Total revenues                                  29,092,786         21,657,750
                                                    ------------       ------------

COSTS AND EXPENSES:
  Cost of sales and services                          21,321,934         16,695,131
  General and administrative                           5,426,352          5,556,703
  Selling, marketing and service                       1,360,296          2,268,948
  Depreciation and amortization                        1,418,571          1,709,590
  Research and development                               796,672          9,917,346
  Interest, finance charges and other                    154,253            137,454
  Loss on impairment of assets (Note 5)                       --          3,160,961
                                                    ------------       ------------

      Total costs and expenses                        30,478,078         39,446,133
                                                    ------------       ------------

OPERATING LOSS                                        (1,385,292)       (17,788,383)

MINORITY INTEREST IN LOSS                                     --            860,143

INCOME TAXES (Note 8)                                         --                 --
                                                    ------------       ------------

NET LOSS                                              (1,385,292)       (16,928,240)

PREFERRED STOCK DEEMED DISTRIBUTION                     (776,732)        (5,446,175)
                                                    ------------       ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          $ (2,162,024)      $(22,374,415)
                                                    ============       ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED        $      (0.36)      $      (4.13)
                                                    ============       ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                       6,031,272          5,412,024
                                                    ============       ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                  ACCUMULATED
                                            COMMON STOCK         ADDITIONAL          OTHER
                                       ----------------------      PAID-IN       COMPREHENSIVE      ACCUMULATED
                                        SHARES       VALUE         CAPITAL       INCOME (LOSS)         DEFICIT            TOTAL
BALANCE,
  JANUARY 1, 2000                     3,784,045    $   37,840   $  40,441,998     $      (4,098)   $ (25,216,724)     $ 15,259,016
Comprehensive loss:
  Foreign currency
    translation adjustments                                                              (1,828)                            (1,828)
  Net loss                                                                                           (16,928,240)      (16,928,240)
                                                                                                                      ------------
Total comprehensive loss                                                                                               (16,930,068)
Exercises of stock
  options and warrants                  893,929         8,940       3,185,897                                            3,194,837
Conversion of
   note payable                         105,495         1,055         598,945                                              600,000
Stock issued for royalty
  payments                               14,598           146          49,854                                               50,000
Stock issued in private
  placement, net of offering
  costs                               1,110,000        11,100      10,537,965                                           10,549,065
Preferred stock
  distribution                                                                                        (5,446,175)       (5,446,175)
                                      ---------    ----------   -------------     -------------    -------------      ------------

BALANCE,
  DECEMBER 31, 2000                   5,908,067        59,081      54,814,659            (5,926)     (47,591,139)        7,276,675

Comprehensive loss:
  Foreign currency
    translation adjustments                                                             (60,009)                           (60,009)
  Net loss                                                                                            (1,385,292)       (1,385,292)
                                                                                                                      ------------
Total comprehensive loss                                                                                                (1,445,301)
Warrant compensation                                                   60,977                                               60,977
Stock issued in acquisition             150,000         1,500         241,350                                              242,850
Stock issued for royalty
  make-up payment                        19,697           197            (197)
Preferred stock
  distribution                                                                                          (776,732)         (776,732)
                                      ---------    ----------   -------------     -------------    -------------      ------------
BALANCE,
  DECEMBER 31, 2001                   6,077,764    $   60,778   $  55,116,789     $     (65,935)   $ (49,753,163)     $  5,358,469
                                      =========    ==========   =============     =============    =============      ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED
                                                                                  DECEMBER 31,
                                                                         -------------------------------
                                                                             2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (1,385,292)      $(16,928,240)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss from asset impairments                                                                3,160,961
    Depreciation and amortization                                           1,418,571          1,709,590
    Minority interest in PowerSpring                                                            (860,143)
    Stock based compensation expense                                                             133,200
    Royalty payments made with restricted stock                                                   50,000
    Loss on disposal of property, plant and equipment                          76,742             34,043
  Changes in operating assets and liabilities, net of acquisitions:
      Trade receivables                                                      (503,578)          (674,023)
      Inventories                                                              91,698            928,434
      Other current assets                                                    201,943           (465,940)
      Other noncurrent assets                                                 128,199           (212,141)
      Accounts payable                                                        370,902            121,272
      Accrued and other liabilities                                           216,144           (185,111)
                                                                         ------------       ------------

      Net cash provided by (used in) operating activities                     615,329        (13,188,098)
                                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to capitalized software development                              (498,869)
  Purchases of property, plant and equipment                                 (157,849)          (719,058)
  Acquisitions of businesses, net of cash acquired                                              (463,484)
  Proceeds from sale of property, plant and equipment                         334,585             11,249
                                                                         ------------       ------------

      Net cash used in investing activities                                  (322,133)        (1,171,293)
                                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement                                                         10,549,065
  Net (payments) borrowings on old line of credit                          (1,011,541)           735,987
  Net borrowings on new line of credit                                      1,025,770
  Payments on notes payable                                                  (125,000)
  Exercise of stock options and warrants                                                       3,205,150
  Proceeds from mortgage loan                                                 250,000
  Payments on capital lease obligations                                      (205,162)           (23,656)
                                                                         ------------       ------------

      Net cash (used in) provided by financing activities                     (65,933)        14,466,546
                                                                         ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     227,263            107,155

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                468,813            361,658
                                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $    696,076       $    468,813
                                                                         ============       ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2001 AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. ("Metretek Technologies") and its subsidiaries, Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure"), Metretek, Incorporated ("Metretek Florida") (and its wholly-owned subsidiaries, Metretek Europe, Limited ("Metretek Europe"), and Sigma VI, Inc. ("Sigma VI")), PowerSpring, Inc. ("PowerSpring"), Marcum Gas Transmission, Inc. ("MGT") (and its wholly-owned subsidiary Marcum Capital Resources, Inc. ("MCR")), and Marcum Denver, Inc. (formerly Marcum Fuel Systems, Inc.), collectively referred to as the "Company."

      Metretek Technologies was incorporated on April 5, 1991. The focus of the Company's business operations is in the following areas relating to the natural gas industry: 1) natural gas measurement services, 2) distributed generation, 3) the design, manufacture and distribution of automated energy consumption monitoring and recording systems, and 4) Internet-based business to business energy information and services. Southern Flow provides natural gas measurement services. PowerSecure designs and constructs electric generation equipment and controls directly within a commercial or industrial customer's facility. Metretek Florida designs, manufactures and sells automated systems to monitor and record natural gas consumption of commercial and industrial customers of natural gas utility companies. The operations of our internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. Effective April 1, 2001, PowerSpring's business was restructured and transferred to Metretek Florida. See Note 10 for more information concerning the Company's reportable segments.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Metretek Technologies and its subsidiaries after elimination of intercompany accounts and transactions.

      USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION - Equipment and supply sales are recognized when delivered, and natural gas measurement revenues are recognized as services are provided. The Company uses the completed-contract method of revenue recognition for PowerSecure's contracts. Under the completed-contract method, revenue is recognized when a project or contract is completed or substantially completed. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company believes that its revenue recognition practices comply with the guidance in SAB 101.

      STATEMENT OF CASH FLOWS - The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

      Supplemental statement of cash flows information is as follows:

                                                                      2001             2000
         Cash paid for interest                                     $  148,475     $   48,868

         Cash paid for income taxes                                 $   34,614     $   44,671

      In March 2001, a $741,666 non-negotiable promissory note payable issued in March 2000 in connection with the acquisition of Mercator (Note 4) was cancelled in connection with the termination of PowerSpring (Note 2).

      In April 2001, the Company issued 150,000 shares of its common stock in connection with the acquisition of Industrial Automation (Note 4).

      In September 2000, the Company issued a $2.8 million unsecured convertible promissory note in fulfillment of an account payable.

      A capital lease obligation of $228,816 was incurred in July 2000 when the Company entered into a lease for certain web-site equipment.

      In April 2000, 105,495 shares of common stock were issued upon the conversion of a $600,000 long-term note payable.

      A non-cash distribution to preferred stockholders in the amount of $161,907 and $4,915,865 in 2001 and 2000, respectively, was recognized upon the amortization of a discount recorded when the preferred stock was sold with a beneficial conversion feature (Note 3).

      ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company continuously monitors collections and payments from its customers and regularly adjusts credit limits of customers based upon payment history and a customer's current credit worthiness, as judged by the Company. The Company maintains a provision for estimated credit losses.

      INVENTORIES - Inventories are stated at the lower of cost (determined on first-in, first-out basis) or market. Inventories at December 31, 2001 and 2000 are summarized as follows:

         Raw materials and supplies                                 $1,269,173     $1,211,219
         Work in process                                               449,524      1,459,952
         Finished goods and merchandise                              1,416,600        555,824
                                                                    ----------     ----------

         Total                                                      $3,135,297     $3,226,995
                                                                    ==========     ==========

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 2 to 40 years.

      GOODWILL AND OTHER INTANGIBLE ASSETS - Southern Flow customer lists are being amortized over 20 years using the straight-line method. Goodwill and other intangibles are being amortized over periods ranging from 10 to 20 years using the straight-line method. The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 2001 and 2000 are $478,149 and $140,684, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, generally 10 to 17 years.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements significantly modify the accounting for business combinations, goodwill, and intangible assets. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination that is completed after June 30, 2001. FAS 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt the pronouncement January 1, 2002. The Company has not yet fully completed its assessment of the new pronouncements but it expects that adoption of the new pronouncements will result in a $675,000 reduction in annual amortization expense in 2002 compared to 2001 associated with goodwill and customer list intangible assets with a net book value of $7,407,931 at December 31, 2001.

      ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 2001 and 2000 are summarized as follows:

                                                                                         2001                2000
         Payroll, employee benefits and related liabilities                           $  589,852          $  504,449
         Deferred revenue                                                                628,226             344,355
         Sales, property and other taxes payable                                         115,915             126,102
         Insurance premiums and reserves                                                 108,541             216,870
         Advance billings and accrued costs on contracts in process                      324,858                  --
         Equipment sales deposits                                                        134,863                  --
         Other                                                                            60,362              87,091
                                                                                      ----------          ----------

         Total                                                                        $1,962,617          $1,278,867
                                                                                      ==========          ==========

      RESEARCH AND DEVELOPMENTS COSTS - Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under FAS 86) are expensed as incurred.

      FOREIGN CURRENCY TRANSLATION - Metretek Europe operates in Europe primarily using local functional currency. Accordingly, the assets and liabilities of Metretek Europe are translated into U.S. dollars for consolidated balance sheet accounts at the rate of exchange in effect at year end, while sales and expenses are translated into U.S. dollars for consolidated statements of operations accounts at the average exchange rates in effect during the year. The net effect of translation adjustments is shown in the accompanying financial statements as a component of comprehensive income.

      COMPREHENSIVE INCOME (LOSS) - The Company's comprehensive income (loss) consists solely of foreign currency translation adjustments attributable to the accounts of Metretek Europe and is presented in the Consolidated Statement of Stockholders' Equity.

      INCOME (LOSS) PER SHARE - The Company's net loss per share is computed based on the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding during the periods presented. The assumed conversion of stock options, convertible preferred stock and warrants has been excluded from weighted average common shares, because the effect would be anti-dilutive.

      STOCK BASED COMPENSATION - The Company utilizes the intrinsic value method to account for employee stock options as well as stock options issued to independent members of the board of directors. The Company utilizes the fair value method to account for stock based compensation to non-employees.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities including hedging foreign currency expenses. The Company adopted SFAS 133 on January 1, 2001. Because the Company does not utilize derivative financial instruments, the adoption of FAS 133 had no affect on the financial position or results of operations of the Company.

      IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - In accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates long-lived assets, including property, plant and equipment goodwill and other intangible assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. During the fourth quarter of 2000, the Company recorded an impairment loss of $3,160,961 (Note 5).

      In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. While FAS 144 supercedes FAS No. 121, it retains many of the fundamental provisions of FAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. FAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unused and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its assessment of the impact of FAS 144 on its financial position or results of operations.

      RECLASSIFICATION - Certain 2000 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net loss or stockholders' equity for any year presented.

2.    TERMINATION OF POWERSPRING AND RESTRUCTURING OF INTERNET-BASED BUSINESS

      In September 1999, the Company entered into a strategic relationship with Scient Corporation ("Scient") to assist the Company in designing and creating an Internet-based business to enable the Company to take its measurement information products, services, and data measurement technologies to the market of end-users of natural gas and electricity (the "Internet Project"). The Internet Project was developed through PowerSpring. Simultaneously, the Company entered into a joint venture agreement with Mercator Energy Incorporated ("Mercator") whereby Mercator provided consulting services (the "Mercator Consulting Agreement") to the Company.

      The initial focus of the Internet Project was to develop and launch a web site providing the means for management of real time energy information and the exchange of energy products for industrial and commercial end-users of energy. In June 2000, PowerSpring launched its web site:
      PowerSpring.com. During the development of PowerSpring, the Company recognized that once the initial development stage was completed and the web site was launched, the further development and growth of PowerSpring would require significant additional funds to support its growth plans, including its continuing and growing overhead, its plans for an aggressive direct sales and marketing effort, and its anticipated capital expense needs, including the capital costs associated with the installation of Metretek Florida's AMR equipment on new customer sites. In order to develop and expand PowerSpring, the Company attempted to raise significant additional funds from the proceeds of private equity and venture capital funding at the PowerSpring level. However, due to various factors, the Company was unable to raise any further capital to finance PowerSpring and was therefore required to re-think its Internet-based business strategy. In December 2000, PowerSpring abandoned plans for any significant financings from external sources, and enacted several significant changes in its business model.

      As part of these changes, the PowerSpring product and marketing strategy was redefined, and the concept of aggressively marketing the PowerSpring program directly to multitudes of industrial and commercial end-users of energy and of procuring natural gas and electricity for consumers was abandoned. The Company commenced developing and marketing the PowerSpring product line to commercial and industrial customers exclusively through private labeling and partnering joint ventures and programs with natural gas and electricity utility companies and their affiliates. The PowerSpring product line consists primarily of an Internet-based software platform that provides utility companies with an immediate web-enabled Internet energy portal specifically designed for industrial and commercial customers. This PowerSpring software platform can be privately labeled for individual utility companies enabling customers as well as employees and affiliates to have access to near real time energy consumption data and timely energy industry news and information.

      Effective March 31, 2001, the Company completed various actions in furtherance of the discontinuance of its PowerSpring subsidiary as an entity and the restructuring of its business, including the transfer of management and control of the PowerSpring product line to Metretek Florida. As part of those actions, the Company, PowerSpring and John A. Harpole entered into a Termination Agreement and Mutual Release that terminated the employment of Mr. Harpole, formerly the Vice President of PowerSpring, and set forth the terms and conditions of the termination, which included the termination of various agreements and instruments to which the Company, PowerSpring and Mr. Harpole were parties.

      In connection with the termination: (i) the $741,666 promissory note made by PowerSpring to Mr. Harpole was cancelled, and the related security agreement pursuant to which PowerSpring had granted a security interest in its asset to Mr. Harpole was terminated, (ii) Mr. Harpole transferred his 2,500,000 shares of PowerSpring common stock, which represented 12.5% of the outstanding capital stock of PowerSpring, back to PowerSpring, (iii) Mr. Harpole's employment and non-competition agreement was terminated,
      (iv) PowerSpring transferred the assets and business of Mercator to Mercator Energy LLC ("New Mercator"), a new limited liability company formed by Mr. Harpole, (v) PowerSpring agreed to pay $250,000 to Mr. Harpole over a one-year period, (vi) the Company reduced the exercise prices of Mr. Harpole's warrants to purchase 60,000 shares of Company common stock by $1.50 per share to a range of $3.00 to $4.00, (vii) the Company issued Mr. Harpole options to purchase 80,000 shares of common stock at $2.00 per share, (viii) PowerSpring retained New Mercator on an eight month consulting basis at $5,000 per month, and (ix) the parties entered into a standard mutual release of all claims. The Company recorded compensation expense in the amount of $60,977 in March 2001 for the fair value of the stock options issued and for the fair value of the changes in the warrant exercise prices.

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

      Each share of Series B Preferred Stock is mandatorily redeemable on December 9, 2004 at a liquidation preference of $1,000 per share plus accrued and unpaid dividends, accrues dividends at 8% annually payable quarterly in arrears, and became convertible at any time after June 9, 2000 at the option of the holder at an initial conversion price of $5.9334 per share of common stock, which constitutes an initial conversion rate (based upon the initial liquidation preference of $1,000) per share of
      168.54 shares of common stock of the Company. Pursuant to the terms of the Series B Preferred Stock, the conversion price of the Series B Preferred Stock was adjusted downward on December 9, 2000 to $3.0571 per share of common stock, which price was the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date. This downward adjustment in the conversion price of the Series B Preferred Stock resulted in a conversion rate, as of December 31, 2001, of
      384.36 shares of common stock per share of Series B Preferred Stock issued on December 9, 1999, and 379.64 shares of common stock per share of Series B Preferred Stock issued on February 4, 2000. The Series B Preferred Stock is also subject to certain anti-dilution provisions. In addition, the Company has the right to redeem the Series B Preferred Stock on or after December 9, 2000, if the Company's common stock is trading at 200% of the conversion price of the Series B Preferred Stock.

      Each Unit Warrant entitles the holder to purchase one share of the Company's common stock. Pursuant to the terms of the Unit Warrants, the initial exercise price of the Unit Warrants of $6.7425 per share was adjusted downward on December 9, 2000 to $3.4740, the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date.

      The proceeds from the sale of the Units, including the 1,450 Units issued on December 9, 1999, were allocated to common stock, the Unit Warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in the Series B Preferred Stock issued on February 4, 2000 being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. This discount is being recorded as a distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of the Company's common stock from the date the Company offered to sell 5,550 Units to February 4, 2000, the date the Units were issued. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount of $859 per share related to the "in the money" conversion feature was recorded as a distribution between February 4 and June 9, 2000, the date the Series B Preferred Stock was first convertible into common stock of the Company.

      The primary purpose of the Units Private Placement was to raise capital to enable the Company to develop the Internet-based business of PowerSpring and to repay outstanding indebtedness.

4.    ACQUISITIONS

      On April 10, 2001, the Company, through its wholly-owned subsidiary PowerSecure, acquired Industrial Automation Corp. ("Industrial Automation"), a North Carolina corporation. The Company issued 150,000 restricted shares of its common stock in exchange for all of the issued and outstanding capital stock of Industrial Automation. As a result of the acquisition, Industrial Automation became a wholly-owned subsidiary of PowerSecure.

      Industrial Automation, founded in 1991 and headquartered in Greensboro, North Carolina, is in the business of designing and marketing process controls used in distributed generation operations. This acquisition enhanced PowerSecure's technology and time to market in the field of distributed generation.

      PowerSecure also entered into five-year employment and non-competition agreements with each of the two former owners of Industrial Automation. The employment and non-competition agreements include an "earn out" that generally entitles the former owners to any net earnings of PowerSecure arising from projects commenced by Industrial Automation prior to the acquisition. The acquisition was accounted for as a purchase, and therefore the results of operations of Industrial Automation have been combined with those of the Company effective April 10, 2001. The entire purchase price amount, including costs of the acquisition, was allocated to goodwill. Pro forma results of operations for the years ended December 31, 2001 and 2000 assuming the acquisition had occurred on January 1, 2001 and 2000 have not been included herein as the effects of the acquisition were not material to the Company's results of operations.

      On March 17, 2000, the Company acquired Mercator through a merger with a wholly-owned subsidiary of PowerSpring. Mercator was a Denver-based natural gas services and brokerage company that acts as an independent broker-agent for both producers and users. This acquisition provided PowerSpring with Mercator's expertise in the area of energy procurement, an important element in the Company's initial Internet business strategy.

      In consideration for the acquisition of Mercator, the Company delivered to the sole shareholder of Mercator, $408,334 in cash, a $741,666 non-negotiable promissory note payable by PowerSpring over two years and secured by a general security interest in the assets of PowerSpring, and 2,500,000 shares of common stock of PowerSpring, valued at $750,000 based on the Board of Directors determination of fair value. Subsequent to the acquisition of Mercator, the Company owned 87.5% of the outstanding shares of PowerSpring common stock, and Mercator became a wholly-owned subsidiary of PowerSpring. PowerSpring and Metretek Technologies entered into a stockholder's agreement with the former owner of Mercator that addressed certain rights related to PowerSpring common stock, including a right for the former owner of Mercator to put his shares of PowerSpring common stock back to PowerSpring at an appraised value over three years if PowerSpring had not completed an initial public offering or had not sold its business within two years.

      The acquisition was accounted for as a purchase with the operating results of Mercator included in the consolidated statements of operations from the date of acquisition. The purchase price of the Mercator acquisition was allocated as follows:

                  Property, plant and equipment               $   14,000
                  Goodwill                                     1,993,000
                                                              ----------
                                                              $2,007,000
                                                              ==========

      In connection with the restructuring or PowerSpring's Internet-based business strategy (Note 2), the unamortized goodwill balance at December 31, 2000 of $1,842,385 was determined to be impaired and was written off at that time.

      Pro forma results of operations for the twelve months ended December 31, 2000 assuming the acquisition had occurred on January 1, 2000 has not been included herein as the effects of the acquisition were not material to the Company's results of operations.

      In connection with the acquisition of Mercator, PowerSpring also entered into a two-year employment agreement with the former owner of Mercator that included an option to purchase 60,000 shares of common stock of the Company exercisable, at $17.88 per share, and an option to purchase 200,000 shares of PowerSpring common stock, exercisable at $.30 per share.

      In September 1999, the Company had entered into a consulting and joint venture agreement with Mercator, under which Mercator provided energy procurement consulting services to the Company. In connection with the acquisition of Mercator, the consulting and joint venture agreement and a related stock option agreement were terminated.

5.    IMPAIRMENT LOSS

      Due to the restructuring of the Company's Internet-based business described in Note 2, certain long-term assets of PowerSpring were considered to be impaired. Accordingly, during the fourth quarter of 2000, the Company reported a non-cash impairment loss of $3,160,961 related to a write-down of goodwill and equipment of PowerSpring. The impaired equipment was written down to its fair value based on the estimated recoverable value of the assets at December 31, 2000. The impairment loss related to the write down of equipment was $1,318,576. The disposal of the PowerSpring equipment in 2001 did not result in any additional material losses during the year ended December 31, 2001. In addition, the unamortized goodwill balance of $1,842,385 relating to the acquisition of Mercator (Note 4) at December 31, 2000, was determined to have no future value to the Company and, therefore, the entire amount was written off at that time.

6.    DEBT

      The balance of notes payable at December 31, 2001 and 2000 consisted of the following:

                                                       2001               2000
         Term loans:
              Note payable to Scient                $ 2,471,426       $ 2,596,426
              Note payable to Mercator                       --           741,666
              Mortgage loan                             250,000                --
         Lines of credit                              1,025,770         1,011,541
                                                    -----------       -----------
         Total notes payable                          3,747,196         4,349,633
                                                    ===========       ===========

         Less current maturities:
              Lines of credit                                --        (1,011,541)
              Note payable to Scient                 (2,471,426)       (1,000,000)
              Note payable to Mercator                       --          (408,333)
              Mortgage loan                              (7,746)               --
                                                    -----------       -----------
         Current maturities of notes payable         (2,479,172)       (2,419,874)
                                                    -----------       -----------

         Long-term maturities of notes payable      $ 1,268,024       $ 1,929,759
                                                    ===========       ===========

      On September 24, 2001, Southern Flow entered into a Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Business Credit, Inc. (the "Lender"), providing for a $2,000,000 credit facility (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at prime plus one percent (5.75% at December 31, 2001). The Credit Facility contains minimum interest charges and unused credit line and termination fees, and matures on September 30, 2004. The Credit Facility refinanced the Company's prior credit facility with National Bank of Canada.

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

      The Credit Agreement contains standard affirmative and negative covenants by Southern Flow, including financial covenants by Southern Flow to maintain a minimum tangible net book value, minimum quarterly and annual net income levels and maximum capital expenditures through 2002. Thereafter, the Lender and Southern Flow must renegotiate the terms of those financial covenants. The Credit Agreement contains other standard covenants related to Southern Flow's operations, including prohibitions on the payment of dividends, the sale of assets and other corporate transactions by Southern Flow, without the Lender's consent.

      Borrowings under the Credit Facility are limited to a borrowing base consisting of the sum of 85% of Southern Flow's eligible accounts receivable plus the lesser of 20% of Southern Flow's eligible inventory (consisting primarily of raw materials and finished goods inventory) or $200,000. As of December 31, 2001, Southern Flow had a borrowing base of $1,770,702 under the Credit Facility, of which $1,025,770 had been borrowed, leaving $744,932 in unused Credit Facility availability.

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

      On December 3, 2001, Southern Flow entered into a $250,000 loan agreement (the "Mortgage Loan") with a mortgage lender. The unpaid balance of the Mortgage Loan accrues interest at the rate of 9.75%. Monthly principal and interest installment payments in the amount of $2,648.41 commence January 1, 2002, and all principal and accrued but unpaid interest shall become due and payable on December 1, 2003. The Mortgage Loan is secured by land and a building owned by Southern Flow in Dallas, Texas.

      On September 28, 2000, the Company issued a $2.8 million unsecured convertible promissory note to Scient in fulfillment of our account payable to Scient. The convertible note is payable in quarterly installments, due March 31, 2002 and is convertible at any time at Scient's discretion into either shares of the Company's common stock at the rate of $5.94 per share or shares of PowerSpring common stock at the rate of $0.60 per share. At December 31, 2001, the outstanding balance of the unsecured note included in current maturities of notes payable was approximately $2.5 million. However, management of the Company believes that, due to various offsets and issues, the Company does not owe Scient any further amounts. Scient has acknowledged some of the issues that are in dispute and has stayed any claim for payment for the time being. However, until final resolution is reached, the Company cannot determine if the amount actually payable to Scient will be less than the balance accrued or how the actual payment terms, if any, may be different from that stated above.

      On March 17, 2000, in partial consideration for the acquisition of Mercator (Note 4), the Company issued a $741,666 non-negotiable promissory note payable to the prior owner of Mercator, due in two installments on March 17, 2001 and 2002. In connection with the termination of PowerSpring (Note 2), the promissory note was terminated effective March 31, 2001.

7.    COMMITMENTS AND CONTINGENCIES

      ASSETS SUBJECT TO DISPOSAL - During 1998, the Company decided to discontinue the operations of MGT, a directly owned subsidiary of the Company. MGT had been formed by the Company in 1991 to acquire or finance the acquisition of natural gas assets through privately financed programs, and then to manage and maintain a small ownership interest in those programs. The decision to discontinue MGT was based on the declining prospects of MGT's markets and to enable the Company to focus on its other operations. As part of the discontinuation of MGT, one of the programs in which MGT participated was liquidated, MGT sold one-third of its interests in two other programs, and the assets of the two remaining programs have been offered for sale. The remaining net assets of MGT consist primarily of its remaining equity interest in those two programs. Subsequent to its decision to discontinue MGT but prior to the ultimate disposal of MGT, the Company and MGT became a defendant in legal proceedings related to one of those programs, as described more fully below. Partially as a result of this litigation, the Company has been unable to complete the disposition of all the remaining net assets of MGT as it had originally planned. At present, the Company expects to complete the disposition of MGT's remaining net assets as soon as practical after resolution of the legal proceedings discussed below. The balance of the remaining net assets of MGT at December 31, 2001 and 2000, is $370,903 and $545,454, respectively. The reduction in net assets of MGT resulted from distributions from one of the programs. Because the timing of both the resolution of the legal proceedings and the ultimate disposal of the assets is uncertain, the Company has classified the remaining net assets of MGT as an other asset in the accompanying consolidated balance sheet.

      As part of its continuing obligation to manage one of the two remaining programs, MGT has an annual commitment to offer to repurchase, for an amount not to exceed $452,000 in the aggregate, preferred shareholder interests in that program from interested shareholders. Through December 31, 2001, preferred shareholder interests repurchased under this repurchase commitment total $4,263.

      Management believes that the net recoverable value that will be received upon ultimate disposal of the remaining net assets of MGT (exclusive of the effects of a material adverse resolution to the pending litigation discussed below in this note) exceeds the carrying value of these assets, including the cost to hold these assets until disposition, at December 31, 2001 and 2000.

      LEGAL PROCEEDINGS - On January 5, 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "Trust"), Marcum Midstream-Farstad, LLC ("MMF"), MGT, MCR, W. Phillip Marcum, Richard M. Wanger, and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad, Inc. ("Farstad Inc.") (and collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and collectively with the Farstad Entities, the "Farstad Defendants"). The Class Action alleges that the Metretek Defendants and the Farstad Defendants (collectively, the "Class Action Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the Trust, an energy program of which MGT is the managing trustee and Messrs. Marcum, Wanger and Farstad are or were the active trustees. Specifically, the Class Action Plaintiff alleges that his and the Class's damages resulted from the Class Action Defendants negligently, recklessly or intentionally making false and misleading statements, failing to disclose material information, willfully participating in a scheme or conspiracy, and aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the Trust's units. The Trust raised $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Midland, Texas. The damages sought in the Class Action include compensatory and punitive damages, interest, attorneys' fees, costs and injunctive relief.

      On May 11, 2001, the Denver Court granted in part the Class Action Defendants' motions to dismiss by narrowing certain claims and dismissing the fourth claim for relief, the allegation that the Farstad Defendants, Mr. Packard, MCR and MGT are liable under Colorado law for giving substantial assistance in furtherance of securities violations, as to all Class Action Defendants except MCR. The Denver Court also granted a motion to dismiss the claims against the Farstad Entities.

      On May 24, 2001, the Metretek Defendants filed answers to the Class Action, generally denying the allegations and claims therein and setting forth cross-claims against the Farstad Defendants.

      The Metretek Defendants have filed additional cross-claims and third party complaints against the Farstad Defendants alleging fraud, negligent misrepresentation and contractual indemnification and contribution, among other claims. The Farstad Defendants have filed answers generally denying these claims and have asserted cross-claims and third party counterclaims against the Metretek Defendants. The Metretek Defendants have denied the allegations in the Farstad Defendants' cross-claims and third-party claims against them.

      On September 28, 2001, the Denver Court granted the Class Action Plaintiff's motion to certify a class consisting of all investors in the Trust. As of December 31, 2001, a trial date had not been set and no significant discovery had been conducted.

      On May 30, 2001, 21 individual plaintiffs including Michael Mongiello and Charlotte Mongiello, trustees of the Mongiello Family Trust dated 8/1/90 (the "Mongiello Plaintiffs") filed, and subsequently served, a first amended complaint (the "Mongiello Case") in the Superior Court in the State of California for the County of San Diego (the "California Court") against the Metretek Defendants, the Farstad Defendants, United Pacific Securities, Inc., GBS Financial Corporation, IFG Network Securities, Inc., and numerous officers, directors, employees and brokers related to such brokerage houses (the "California Defendants"). The Mongiello Case contains allegations similar to those contained in the Class Action. The net investment by the Mongiello Plaintiffs in the Trust is approximately $542,000. The Mongiello Plaintiffs' claims for relief include breach of fiduciary duty, sale of securities in violation of California blue sky laws, fraud and deceit, negligent misrepresentation and omission, mutual mistake, rescission, negligence, fraud on senior citizens and declaratory relief. The Mongiello Plaintiffs seek, among other things, compensatory damages, interest, attorneys' fees, rescission and restitution, punitive and exemplary damages, prejudgment interest, a declaratory judgment and other damages.

      On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against the Company, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also dismissed the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, the MGT, MCR, MMF, Mr. Packard and the Trust filed an answer generally denying the allegations and claims in the Mongiello Case. As of December 31, 2001, no trial date had been set and only limited discovery has been conducted. On March 6, 2002, the remaining Metretek Defendants filed a motion to dismiss based on forum nonconviens seeking to dismiss the claims of 11 of the Mongiello Plaintiffs in favor of Colorado as a more convenient forum.

      In January 2002, six individual plaintiffs including Glenn Puddy (the "Puddy Plaintiffs") served a complaint (the "Puddy Case") in the California against the same California Defendants containing allegations, legal claims and damages similar to those in the Mongiello Case. The net investments of the Puddy Plaintiffs in the Trust is approximately $89,000. The Puddy Plaintiffs and the Mongiello Plaintiffs have the same legal counsel.

      All of the Metretek Defendants have been dismissed from the Puddy Case for lack of personal jurisdiction. A motion by the Puddy Plaintiffs to consolidate the Puddy Case with the Mongiello Case or to amend the Mongiello Case to add the Puddy Plaintiffs was denied. The Puddy Plaintiffs have indicated they intend to appeal those rulings.

      Because the foregoing litigation is in the early stages, the Company cannot predict the outcome of this litigation or the impact the resolution of these claims will have on the business, financial position or results of operations of the Company. The Company intends to vigorously defend the claims against it and the other Metretek Defendants, and intends to vigorously pursue appropriate cross-claims and third party complaints.

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

      OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2001 and 2000 totaled $1,109,071 and $1,136,360, respectively.

      Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

         YEAR ENDING DECEMBER 31:
           2002                                                       $  912,629
           2003                                                          869,401
           2004                                                          742,131
           2005                                                          460,830
           2006                                                          205,941
                                                                      ----------

         Total                                                        $3,190,932
                                                                      ==========

      EMPLOYEE BENEFIT PLANS - The Company has adopted a defined contribution savings and investment plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant's eligible compensation. The Company's 401(k) Plan expense for the years ended December 31, 2001 and 2000 was $177,917 and $190,531, respectively.

      LICENSE AGREEMENT - Metretek Florida has a commitment to pay in cash or restricted shares of common stock of the Company a 5% royalty on sales of certain royalty-bearing products of Metretek Florida with a minimum annual royalty of $50,000 through the year 2002. Royalty expense of $50,000 has been recognized in each of 2001 and 2000 under the license agreement. In fulfillment of commitments under make-up provisions of the license agreement, the Company issued 19,697 restricted shares of common stock of the Company in lieu of cash during the year ended December 31, 2001, with no additional royalty expense being recognized.

8.    INCOME TAXES

      No tax expense or benefit has been recognized during the years ended December 31, 2001 and 2000 because of net operating losses incurred and because a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 2001 and 2000.

      The components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are shown below:

                                                                       2001               2000
         Deferred tax assets:
           Net operating loss carryforwards                        $ 13,221,000       $ 12,173,000
           Tax credit carryforwards                                      45,000            120,000
           Allowance for bad debts                                       58,000            186,000
           Excess of financial statement impairment losses
              over income tax amounts                                                      515,000
                                                                   ------------       ------------
                  Total deferred tax assets                          13,324,000         12,994,000
                                                                   ------------       ------------
         Deferred tax liabilities
           Excess of income tax depreciation and amortization
             over financial statement amounts                           536,000
           Other                                                         43,000             41,000
                                                                   ------------       ------------
                  Total deferred tax liabilities                        579,000             41,000
                                                                   ------------       ------------

         Net deferred tax asset                                      12,745,000         12,953,000
         Valuation allowance                                        (12,745,000)       (12,953,000)
                                                                   ------------       ------------

         Total                                                     $          0       $          0
                                                                   ============       ============

      At December 31, 2001, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $38,886,000 expiring in various amounts from 2002 to 2015. At December 31, 2001, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards expiring in various amounts from 2006 to 2008.

      As a result of an acquisition in 1991, the Company acquired a remaining net operating loss carryforwards for tax purposes of approximately $800,000 ($132,000, net of current limitation). Such carryforwards expire in 2002 through 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. If the benefits related to the net operating loss carryforwards that were not recognized at the acquisition date are recognized in a subsequent period, they will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense.

9.    CAPITAL STOCK

      STOCK OPTIONS - The Company has granted stock options to employees, directors, advisors and consultants under three stock plans. Under the Company's 1991 Stock Option Plan, as amended (the "1991 Stock Plan"), the Company granted incentive stock options and non-qualified stock options to purchase common stock to officers, employees and consultants. Options granted under the 1991 Stock Plan contained exercise prices not less than the fair market value of the Company's common stock on the date of grant and had a term of ten years, the vesting of which was determined on the date of the grant, but generally contain a 2-4 year vesting period. Under the Company's Directors' Stock Plan as amended ("Directors' Stock Plan"), the Company granted non-qualified stock options to purchase common stock to non-employee directors of the Company at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Options granted under the Director's Stock Plan generally had a term of ten years and vested on the date of grant. Certain options granted to officers and non-employee directors under the 1991 Stock Plan and the Directors Stock Plan contain limited rights for receipt of cash for appreciation in stock value in the event of certain changes in control.

      In March 1998, the Board of Directors of the Company adopted the Metretek Technologies, Inc. 1998 Stock Incentive Plan (the "1998 Stock Plan"), which was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Plan authorizes the Board of Directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for shares of the Company's common stock. The 1998 Stock Plan replaced the Company's 1991 Stock Plan and Directors' Stock Plan (the "Prior Plans"), and no new awards have been made under the Prior Plans since the 1998 Stock Plan was adopted, although options outstanding under the Company's Prior Plans remain in effect under these terms. On February 3, 2000, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan from 250,000 to 750,000 shares of common stock. On June 11, 2001, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan to a total of 1,750,000 shares of common stock of the Company.

      The following table summarizes the Company's stock option activity since January 1, 2000:

                                       1998 STOCK                  DIRECTORS STOCK                 1991 STOCK
                                     INCENTIVE PLAN                  OPTION PLAN                   OPTION PLAN
                                 -----------------------        ----------------------        ---------------------
                                                WEIGHTED                     WEIGHTED                      WEIGHTED
                                  NUMBER         AVERAGE        NUMBER        AVERAGE         NUMBER       AVERAGE
                                    OF           OPTION           OF          OPTION            OF          OPTION
                                  SHARES          PRICE         SHARES         PRICE          SHARES        PRICE
Outstanding at
  January 1, 2000                 191,959        $ 3.57         92,500       $   2.00         268,500       $ 2.00

Granted                           141,575         11.82
Forfeited                          (1,181)         2.74
Exercised                         (37,002)         3.17        (27,500)          2.00         (54,341)        2.00
                                ---------                       ------                        -------

Outstanding at
  December 31, 2000               295,351          7.58         65,000           2.00         214,159         2.00

Granted                         1,187,500          1.55
Forfeited                         (78,835)        14.45                                        (1,814)        2.00
                                ---------                       ------                        -------

Outstanding at
  December 31, 2001             1,404,016        $ 2.10         65,000       $   2.00         212,345       $ 2.00
                                =========                       ======                        =======

Exercisable at
  December 31:
  2001                            784,099        $ 2.47         65,000       $   2.00         210,259       $ 2.00
                                =========                       ======                        =======

  2000                            186,851        $ 7.58         65,000       $   2.00         210,518       $ 2.00
                                =========                       ======                        =======

      The weighted average grant date fair values of options granted during the years ended December 31, 2001 and 2000 were $1.07 and $0.45 per share, respectively. During the year ended December 31, 2001, incentive stock options to purchase 775,000 shares of common stock were granted to employees and non-qualified stock options to purchase 412,500 shares of common stock were granted to non-employee directors of the Company. During the year ended December 31, 2000, incentive stock options to purchase 199,500 shares were granted to employees and non-qualified stock options to purchase 22,075 common stock shares were granted to non-employee directors of the Company. The following table summarizes information about all of the Company's stock options outstanding at December 31, 2001:

            RANGE OF                                         WEIGHTED AVERAGE          WEIGHTED AVERAGE
        EXERCISE PRICES           NUMBER OF SHARES            EXERCISE PRICE        REMAINING LIFE (YEARS)
        ---------------           ----------------            ---------------       ----------------------
         $1.50 to $2.50               1,513,340                  $1.65                      7.02
         $2.51 to $6.00                  90,675                   4.70                      7.51
        $6.01 to $17.38                  77,346                   7.42                      7.55
        ---------------               ---------                  -----                      ----

         $1.50 - $17.38               1,681,361                  $2.08                      7.07
        ===============               =========                  =====                      ====

      Pursuant to FAS 123, "Accounting for Stock-Based Compensation" the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and non-employee directors in accordance with APB Opinion No. 25, and related interpretations, in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. FAS 123 requires disclosure of pro forma net income (loss) and earnings (loss) per share had the fair value method been adopted. If the fair value method of accounting for stock options had been applied for the years ended December 31, 2001 and 2000, the Company's net loss and net loss per share would have been changed the pro forma amounts indicated below:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                          2001                    2000
         Net loss applicable to common shareholders - as reported                    $ (2,162,024)           $ (22,374,415)
         Net loss applicable to common shareholders - pro forma                      $ (3,437,351)           $ (23,996,171)
         Loss per basic and diluted Common Share - as reported                       $      (0.36)           $       (4.13)
         Loss per basic and diluted Common Share - pro forma                         $      (0.57)           $       (4.43)

      The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2001 and 2000: stock price volatility of 94% and 99%, respectively; risk-free interest rate of 4.25% and 5.75%, respectively; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

      WARRANT DIVIDEND AND REDEMPTION - On September 18, 1998, the Company distributed 886,442 common stock purchase warrants (the "Warrants") as a dividend to stockholders of the Company on the basis of one Warrant for each four shares of common stock outstanding on September 10, 1998, the record date for the Warrant dividend. The Warrants were issued pursuant to the provisions of the Warrant Agency Agreement, dated as of September 10, 1998 (the "Warrant Agreement"), between the Company and Computershare Trust Company, Inc. (formerly known as American Securities Transfer & Trust, Inc.) (the "Warrant Agent"). Each Warrant was exercisable, for a five-year period, for one share of common stock at an exercise price of $4.00. The Warrants were subject to redemption by the Company, at $.01 per Warrant, in the event the common stock traded at or above $6.50 per share for 20 consecutive trading days. The registration statement and prospectus covering the common stock issuable upon exercise of the Warrants also covered the resale of up to 155,081 Warrants by a selling security holder. No accounting recognition was given to the Warrant dividend.

      On July 14, 2000, the Company sent a written Notice of Redemption to all holders of its Warrants issued under the Warrant Agreement. Pursuant to the Notice of Redemption and the Warrant Agreement, the Company redeemed all Warrants that remained outstanding and unexercised at 5:00 p.m., Denver, Colorado time, on August 14, 2000 (the "Redemption Date"), the date fixed for the redemption of the Warrants. Until 5:00 p.m., Denver, Colorado time, on the Redemption Date, each Warrant was exercisable for one share of Common Stock at an exercise price of $4.00 per share. A total of 694,046 Warrants were exercised for 694,046 shares of common stock, after the Notice of Redemption was given, resulting in net proceeds to the Company after fees and expenses, of approximately $2.6 million. These expenses included the fees and expenses of Stifel, Nicolaus & Company, Inc., which served as the dealer manager in connection with the redemption of the Warrants. The Company used the net proceeds from the Warrant exercises primarily to fund the development of PowerSpring. On the Redemption Date, the 145,629 Warrants that were not exercised ceased to be exercisable and holders thereof became entitled only to the redemption price of $.01 per Warrant. As of December 31, 2001, 28,634 Warrants remained outstanding and un-redeemed.

      DEBT CONVERSION - On May 4, 1998, the Company acquired substantially all of the assets and business of a subsidiary of American Meter Company pertaining to electronic correctors and non-radio-frequency meter reading devices in the natural gas and electric utility industry. Part of the consideration for this purchase was a $600,000 convertible subordinated promissory note issued by the Company. In April 2000, American Meter Company converted the note into 105,495 shares of common stock under the terms of the note. Until it was converted, the note bore interest on the unpaid principal balance at a fixed rate equal to 7.5% per annum, payable quarterly in arrears, and was due and payable on May 4, 2002.

      POWERSPRING STOCK OPTION PLAN - On March 13, 2000, the Board of Directors of PowerSpring adopted, and PowerSpring's then sole stockholder approved, the PowerSpring, Inc. 2000 Stock Incentive Plan (the "PowerSpring Stock Plan"). The PowerSpring Stock Plan authorizes the PowerSpring Board of Directors to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of PowerSpring and its subsidiaries for up to 6,000,000 shares of PowerSpring common stock. As of December 31, 2001, options exercisable for a total of 3,475,500 shares of PowerSpring common stock had been granted and were outstanding at exercise prices ranging from $0.30 to $0.60.

      STOCKHOLDER RIGHTS PLAN - On December 12, 1991, the Board of Directors of the Company adopted a Stockholder Rights Plan, which was amended and restated on October 25, 2001 in order to extend, renew and modify its terms (as amended and restated the "Rights Plan"), to protect stockholder interests against takeover strategies that may not provide maximum shareholder value. Pursuant to the Rights Plan, a dividend of one preferred stock purchase right ("Right") was issued with respect to each share of common stock outstanding on December 9, 1991, and attaches to each share of common stock issued there after by the Company. No separate certificates representing the Rights have been issued. Each Right entitles the holder to purchase one one-hundredth of a share of Series C. Preferred Stock of the Company at an exercise price of $15.00 per share under certain circumstances. This portion of a preferred share provides the holder with approximately the same dividend, voting and liquidation rights as one share of common stock. If any person or group (referred to as an "Acquiring Person") becomes the beneficial owner of, or announces a tender offer that would result in the Acquiring Person becoming the beneficial owner of, 15% or more of the Company's common stock (subject to certain exceptions), then each Right, other than Rights held by the Acquiring Person which become void, will become exercisable for common stock of the Company, or of the Acquiring Person in the case where the Acquiring Person acquires the Company, having a then current market value of twice the exercise price of the Right. At the option of the Board of Directors, the Rights may be redeemed for $0.01 per Right or exchanged for shares of Company common stock at the exchange rate of one share per Right, in each cases subject to adjustment. Until a Right is exercised, the holder thereof, as such has no rights as a stockholder of the Company. The Rights will expire on November 30, 2011, unless such date is extended prior thereto by the Board of Directors.

      METRETEK FLORIDA STOCK WARRANTS - In 1994, in connection with the Company's acquisition of Metretek Florida the Company issued warrants to purchase shares of Company common stock to the holders of then outstanding warrants to purchase Metretek Florida capital stock, which warrants had been previously issued by Metretek Florida in connection with the issuance by Metretek Florida of its common stock and debentures, as well as in connection with remuneration to certain Metretek Florida stockholders for loans provided to Metretek Florida and to a venture capital company as remuneration for services rendered. At December 31, 2001, warrants to purchase a total of 36,620 shares of Company common stock exerciseable at prices ranging from $44.48 to $88.96 per share were outstanding. The Metretek Florida stock warrants are exercisable over periods expiring at various dates through 2004. No accounting recognition was given to these stock warrants, all of which were granted prior to guidance set forth in Emerging Issues Task Force Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

      The shares of the Company's common stock issuable upon the exercise of the Metretek Florida Warrants cannot be resold unless such resale is registered under the Securities Act of 1933 and under applicable state securities laws or is made pursuant to an available exemption therefrom. The holders of these warrants have the right, under certain circumstances, to require the Company to register the shares of the Company's common stock issuable upon exercise of the warrants under the Securities Act and applicable state securities laws.

      OTHER STOCK WARRANTS - In connection with the Units Private Placement (Note 3), the Company issued Unit Warrants to purchase 700,000 shares of common stock of the Company.

      In connection with an amendment to its credit facility in September 1999, the Company issued to the lender a warrant (the "Lender Warrant") to purchase 20,000 shares of common stock of the Company is exercisable until September 2002 at an exercise price of $5.00 per share. The commercial lender has registration rights with respect to the common stock issuable upon the exercise of the Lender Warrant.

      In connection with the Company's Internet-based business project (Note 2), the Company issued to Scient a warrant (the "Scient Warrant") to purchase 125,000 shares of common stock of the Company exercisable until September 2002, at exercise prices split between $5.00 and $10.00 per share. Scient has registration rights with respect to the common stock issuable upon the exercise of the Scient Warrant.

      Pursuant to the Mercator Consulting Agreement (Notes 2 and 4), the Company issued to Mercator a warrant (the "Harpole Warrant") to purchase 60,000 shares of common stock of the Company, which was transferred to Mr. Harpole, the sole shareholder of Mercator. The Harpole Warrant vests in three tranches from the date of issuance through March 2001, with exercise prices ranging between $3.00 and $4.00 per share, and expires in September 2002. Mr. Harpole has registration rights with respect to the common stock issuable upon the exercise of the Harpole Warrant.

      Compensation expense for the fair value of the Scient, Harpole and Lender Warrants was recognized over the period in which the services were being performed or the remaining term of the Loan

      Agreement. Compensation expense associated with the warrants in the amount of $133,200 has been recognized in the consolidated statement of operations during the year ended December 31, 2000.

      In addition to the warrants described above, warrants to purchase 45,000 shares of common stock at exercise prices ranging from $2.47 to $14.50 per share were outstanding at December 31, 2001. These warrants expire at various dates ranging from 2002 through 2004. The Company issued these warrants in prior years for consulting and other advisory services rendered to the Company by the warrant holders.

10.   SEGMENT AND RELATED INFORMATION

      In accordance with FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

      The Company's reportable business segments include: natural gas measurement services; distributed generation; automated energy data management; and Internet-based energy information and services.

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

      The operations of the Company's Internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. PowerSpring commenced limited revenue generating operations in the second quarter of 2000. Effective April 1, 2001, PowerSpring's business was restructured and transferred to Metretek Florida. Subsequent to April 1, 2001, the Company commenced to include and report the Internet-based energy information business of PowerSpring with Metretek Florida's automated data management segment.

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

                                                                                           INTERNET-BASED
                                            NATURAL GAS                      AUTOMATED         ENERGY
                                            MEASUREMENT     DISTRIBUTED     ENERGY DATA     INFORMATION
                                             SERVICES        GENERATION      MANAGEMENT     AND SERVICES       OTHER       TOTAL
         2001
         Revenues                             $12,918          $ 8,975         $ 6,629        $    277       $    294    $ 29,093
         Segment profit (loss)                  1,608              403            (993)           (612)        (1,791)     (1,385)
         Total assets                           9,487            1,672           7,500                          1,497      20,156
         Capital expenditures                     116              141             400                                        657
         Depreciation and amortization            610               36             546             135             92       1,419

         2000
         Revenues                             $11,335                          $ 8,999         $ 1,160       $    164    $ 21,658
         Segment profit (loss)                  1,193          $  (243)         (1,450)        (15,720)        (1,568)    (17,788)
         Total assets                           9,690                8           7,519           2,666            913      20,796
         Capital expenditures                     114                8              25           3,145              1       3,293
         Depreciation and amortization            609                1             612             472             16       1,710

      The following table presents revenues by geographic area based on the location of the use of the product or service:

                                                     2001                2000
         United States                            $28,332,145        $20,608,834
         United Kingdom                               228,198            655,363
         Canada                                       366,755            361,066
         Australia                                     40,246             19,308
         Argentina                                     58,875             13,179
         Other                                         66,567
                                                  -----------        -----------

         Total                                    $29,092,786        $21,657,750
                                                  ===========        ===========

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

      (2.3) Termination Agreement and Mutual Release, dated as of March 31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC. (Incorporated by reference to
                  Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

      (2.4) Stock Purchase Agreement, dated as of April 6, 2001, by and among Stanley W. Timblin, Jeffrey W. Timblin, PowerSecure, Inc. and Metretek Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

(3)   ARTICLES OF INCORPORATION AND BY-LAWS:

      (3.1) Second Restated Certificate of Incorporation of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form S-3, Registration No. 333-96369.)

      (3.2) Amended and Restated By-Laws of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.2 to Metretek's Registration Statement on Form S-8, Registration No. 333-62714.)

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

      (4.4) Amended and Restated Rights Agreement, dated as of November 30, 2001, between Metretek Technologies, Inc. and Computershare Investor Services, LLC. (Incorporated by reference to Exhibit 4.1 to Metretek's Registration Statement on Form 8-A/A, Amendment No. 5, filed November 30, 2001.)

      (4.5) Form of Registration Rights Agreement among Metretek Technologies, Inc. and the former warrant holders of Metretek, Incorporated. (Incorporated by reference to Exhibit 4.4 to Metretek's Registration Statement on Form S-4, Registration No. 33-73874.)

      (4.6) Securities Purchase Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and certain purchasers of securities of Metretek Technologies, Inc. (collectively, the "Unit Purchasers"). (Incorporated by reference to Exhibit 4.1 to Metretek's Current Report on Form 8-K filed December 22, 1999).

      (4.7) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to the Unit Purchasers. (Incorporated by reference to Exhibit 4.3 to Metretek's Current Report on Form 8-K filed December 22, 1999).

      (4.8) Registration Rights Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and the Unit Purchasers. (Incorporated by reference to Exhibit 4.4 to Metretek's Current Report on Form 8-K filed December 22,
                  1999).

      (4.9) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 4.12 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

      (4.10) Form of Common Stock Purchase Warrant issued by Metretek Technologies, Inc. to John A. Harpole. (Incorporated by reference to Exhibit 4.13 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

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

      (4.13) Form of Common Stock Purchase Agreement issued by Metretek Technologies, Inc. to First Albany Corporation, William Reinert, John S. Koodrich and Lawrence C. Petrucci. (Incorporated by reference to Exhibit 4.16 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

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

      (10.7) Employment Agreement, dated as of June 11, 1991, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

      (10.8) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

      (10.9) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.8 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

      (10.10) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.* (Incorporated by reference to Exhibit 10.10 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

      (10.11) Amendment No. 4 to Employment Agreement, dated as of January 1, 2002, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.*

      (10.12) Loan and Security Agreement, dated April 14, 1998, by and between National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998.)

      (10.13) Amendment No. 1 to Loan and Security Agreement, dated as of November 10, 1998, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to
                  Exhibit 10.12 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

      (10.14) Second Amendment to Loan and Security Agreement and Loan Documents, dated as of September 13, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 14, 1999.)

      (10.15) Third Amendment to Loan and Security Agreement and Loan Documents, dated as of December 9, 1999, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed December 22, 1999.)

      (10.16) Fourth Amendment to Loan and Security Agreement and Loan Documents, dated as of March 22, 2000, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.15 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.)

      (10.17) Fifth Amendment to Loan and Security Agreement and Loan Documents, dated as of March 1, 2001, by and among National Bank of Canada, Metretek Technologies, Inc., Metretek, Incorporated and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.16 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.)

      (10.18) Sixth Amendment to Loan and Security Agreement and Loan Documents, dated as of May 31, 2001, by and among National Bank of Canada, Metretek Technologies, Inc., Southern Flow Companies, Inc., Metretek, Incorporated and Sigma VI, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed June 11, 2001.)

      (10.19) Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of June 11, 2001 (Incorporated by reference to Exhibit 4.3 to Metretek's Registration Statement on Form S-8, Registration No. 333-62714.)*

      (10.20) Employment Agreement, dated as of March 17, 2000, between PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.17 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

      (10.21) Stockholders Agreement, dated as of March 17, 2000, among Metretek Technologies, Inc., PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to Exhibit 10.18 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.22) Non-Negotiable Promissory Note, dated March 17, 2000, made by PowerSpring, Inc. to John A. Harpole. (Incorporated by reference to Exhibit 10.19 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.23) Security Agreement, dated March 17, 2000, between PowerSpring, Inc. and John A. Harpole. (Incorporated by reference to
                  Exhibit 10.20 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.24) Form of Indemnification Agreement between Metretek Technologies, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

      (10.25) Termination Agreement and Mutual Release, dated as of March 31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC (Incorporated by reference to
                  Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

      (10.26) Employment and Non-Competition Agreement, dated as of May 8, 2000, between PowerSpring, Inc. and Sidney Hinton.* (Incorporated by reference to Exhibit 10.24 to Metretek's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.)

      (10.27) Prototype - Basic Plan Document for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

      (10.28) Adoption Agreement for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

      (10.29) Non-Negotiable Convertible Promissory Note, dated September 28, 2000, issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.)

      (10.30) Credit and Security Agreement, dated as of September 24, 2001, by and between Wells Fargo Business Credit, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit
                  10.1 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

      (10.31) Form of Guaranty, dated as of September 24, 2001, by each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

      (10.32) Form of Security Agreement, dated as of September 24, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

(21)  SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

      (21.1)      Subsidiaries of Metretek Technologies, Inc.

(23)  CONSENT OF EXPERTS:

      (23.1)      Consent of Deloitte & Touche LLP

----------
      *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.