Form 10QSB
period 2002-03-31
METRETEK TECHNOLOGIES INC
filed 2002-05-14
CIK 882154

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

   (Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                 or

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    --------------

                         Commission File Number 0-19793

                           METRETEK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                        84-1169358
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

303 East Seventeenth Avenue, Suite 660
          Denver, Colorado                                       80203
 (Address of principal executive offices)                      (Zip code)

                                 (303) 785-8080
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X            No
                            ---               ----

         As of May 1, 2002 there were 6,077,764 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                        Yes               No   X
                            ---               ---

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                    3

         Unaudited Consolidated Statements of Operations -
                  For the Three Months Ended March 31, 2002 and
                  March 31, 2001                                          5

         Unaudited Consolidated Statements of Cash Flows -
                  For the Three Months Ended March 31, 2002 and
                  March 31, 2001                                          6

         Notes to Unaudited Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               27

Item 5.  Other Information                                               29

Item 6.  Exhibits                                                        30

Signatures                                                               31

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                       MARCH 31,    DECEMBER 31,
ASSETS                                                                   2002          2001
                                                                     -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents                                          $ 1,318,940   $   696,076
  Trade receivables, net of allowance for doubtful accounts
    of $155,565 and $169,632, respectively                             4,218,721     4,980,419
  Other receivables                                                        2,841        14,929
  Inventories                                                          3,122,112     3,135,297
  Prepaid expenses and other current assets                              824,225       559,562
                                                                     -----------   -----------

      Total current assets                                             9,486,839     9,386,283
                                                                     -----------   -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                            3,902,398     4,150,686
  Vehicles                                                                50,227        50,227
  Furniture and fixtures                                                 570,983       561,664
  Land, building and improvements                                        736,388       736,388
                                                                     -----------   -----------
      Total property, plant and equipment, at cost                     5,259,996     5,498,965
  Less accumulated depreciation                                        3,168,726     3,318,054
                                                                     -----------   -----------

      Property, plant and equipment, net                               2,091,270     2,180,911
                                                                     -----------   -----------

OTHER ASSETS:
  Customer list, net of accumulated amortization of $3,846,428         5,046,459     5,046,459
  Goodwill, net of accumulated amortization of $936,946                2,361,472     2,361,472
  Patents and capitalized software development, net of accumulated
   amortization of $848,082 and $818,065, respectively                   462,808       489,860
  Other assets                                                           717,746       691,042
                                                                     -----------   -----------

      Total other assets                                               8,588,485     8,588,833
                                                                     -----------   -----------

TOTAL                                                                $20,166,594   $20,156,027
                                                                     ===========   ===========




See accompanying notes to unaudited consolidated financial statements.

                 METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                      MARCH 31,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     2002             2001
                                                                     ------------    ------------

CURRENT LIABILITIES:
  Accounts payable                                                   $  1,024,570    $  1,405,632
  Accrued and other liabilities                                         2,625,558       1,964,513
  Notes payable                                                         2,479,362       2,479,172
                                                                     ------------    ------------

      Total current liabilities                                         6,129,490       5,849,317
                                                                     ------------    ------------

LONG-TERM NOTES PAYABLE                                                 1,341,883       1,268,024
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                     7,881,365       7,680,217
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized;
    6,077,764 shares issued and outstanding                                60,778          60,778
  Additional paid-in-capital                                           55,116,789      55,116,789
  Accumulated other comprehensive loss                                    (66,718)        (65,935)
  Accumulated deficit                                                 (50,296,993)    (49,753,163)
                                                                     ------------    ------------

      Total stockholders' equity                                        4,813,856       5,358,469
                                                                     ------------    ------------

TOTAL                                                                $ 20,166,594    $ 20,156,027
                                                                     ============    ============


See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                               ---------------------------
                                                   2002           2001
                                               -----------    -----------

REVENUES:
  Sales and services                           $ 6,404,530    $ 4,888,983
  Other                                             (3,247)       259,587
                                               -----------    -----------

      Total revenues                             6,401,283      5,148,570
                                               -----------    -----------

COSTS AND EXPENSES:
  Cost of sales and services                     4,704,524      3,738,727
  General and administrative                     1,336,188      1,402,985
  Selling, marketing and service                   346,561        342,659
  Depreciation and amortization                    168,728        367,481
  Research and development                         144,761        137,907
  Interest, finance charges and other               43,203         35,534
                                               -----------    -----------

      Total costs and expenses                   6,743,965      6,025,293
                                               -----------    -----------

OPERATING LOSS                                    (342,682)      (876,723)

INCOME TAXES                                             -              -
                                               -----------    -----------

NET LOSS                                          (342,682)      (876,723)

PREFERRED STOCK DEEMED DISTRIBUTION               (201,148)      (180,476)
                                               -----------    -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS     $  (543,830)   $(1,057,199)
                                               ===========    ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED   $     (0.09)   $     (0.18)
                                               ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                 6,077,764      5,908,067
                                               ===========    ===========




See accompanying notes to unaudited consolidated financial statements.

                    METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                    (unaudited)

                                                                 THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                                2002           2001
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (342,682)   $  (876,723)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             168,728        367,481
      Loss on disposal of property, plant and equipment           7,031
  Changes in other assets and liabilities:
      Trade receivables                                         761,698        575,259
      Inventories                                                13,185       (438,925)
      Other current assets                                     (252,575)       449,271
      Other noncurrent assets                                   (26,704)        27,620
      Accounts payable                                         (381,062)        63,118
      Accrued and other liabilities                             660,262       (306,565)
                                                            -----------    -----------
      Net cash provided by (used in) operating activities       607,881       (139,464)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to capitalized software development                  (2,965)      (204,609)
  Purchases of property, plant and equipment                    (57,101)        (7,895)
  Proceeds from sale of property, plant and equipment             1,000
                                                            -----------    -----------
      Net cash used in investing activities                     (59,066)      (212,504)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                               75,916        767,878
  Payments on mortgage loan and capital lease obligations        (1,867)       (12,301)
                                                            -----------    -----------
      Net cash provided by financing activities                  74,049        755,577
                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       622,864        403,609

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           696,076        468,813
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,318,940    $   872,422
                                                            ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of March 31, 2002 and December 31, 2001 and
            For the Three Month Periods Ended March 31, 2002 and 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure"), Metretek, Incorporated ("Metretek Florida"), and PowerSpring, Inc. ("PowerSpring") and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         REVENUE RECOGNITION - During the initial startup period of PowerSecure's operations in 2001, the Company used the completed-contract method of revenue recognition for PowerSecure's contracts. Under the completed-contract method, revenue is recognized when a project or contract is completed or substantially completed. Effective January 1, 2002, the Company elected to change its method of accounting for PowerSecure's contracts to the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, PowerSecure recognizes project revenues (and associated project costs) based on estimates of the value added for each portion of the projects completed. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Management believes the percentage-of-completion method of accounting results in a better matching of revenues and costs to the period in which the earnings process occurs and the costs are actually incurred.

         As a result of the adoption of the new accounting method described above, sales and service revenues for the three months ended March 31, 2002 increased $1,506,774 and net loss for the period ended March 31, 2002 decreased $379,051, or $0.06 per share. There was no financial statement effect on any period prior to December 31, 2001, as a result of the adoption of the new accounting method, due to the short-term nature of PowerSecure's contracts through December 31, 2001.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements significantly modify the accounting for business combinations, goodwill, and intangible assets. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that do not have an indefinite life continue to be amortized over their estimated useful lives. The Company has not yet determined the financial impact that the impairment provisions of FAS 142 will have on its consolidated financial statements. Any impairment charge resulting from the transitional impairment testing will be reflected as a cumulative effect of a change in accounting principle.

         The following table reflects unaudited pro forma results of operations of the Company, giving effect to FAS 142 as if it were adopted on January 1, 2001:



                                                                THREE MONTHS
                                                                    ENDED
                                                               MARCH 31, 2001
                                                               --------------

      Net loss applicable to common shareholders, as reported   $(1,057,199)
      Add back: amortization expense, net of tax                    164,738
                                                                -----------
      Pro forma net loss applicable to common shareholders      $  (892,461)
                                                                ===========

      Net loss per common share, basic and diluted
         As reported                                            $     (0.18)
                                                                ===========
         Pro forma                                              $     (0.15)
                                                                ===========


         RECLASSIFICATION - Certain 2001 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net loss or stockholders' equity.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 2002 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 2002 and March 31, 2001.

2. COMPREHENSIVE LOSS

         The Company's comprehensive loss for the three months ended March 31, 2002 and 2001 was $343,465 and $872,314, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

3. COMMITMENTS AND CONTINGENCIES

         On January 5, 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the

"Denver Court") against the "Company, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants"). The 1997 Trust is an energy program of which MGT, a wholly-owned subsidiary of the Company, is the managing trustee, and Messrs. Marcum, Wanger and Farstad are or were the active trustees.

         The 1997 Trust raised approximately $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Midland, Texas. The Class Action alleges that the Metretek Defendants and the Farstad Defendants (collectively, the "Class Action Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the 1997 Trust. Specifically, the Class Action Plaintiff claims that his and the class's damages resulted from the Class Action Defendants allegedly negligently, recklessly or intentionally making false and misleading statements, failing to disclose material information, and willfully participating in a scheme or conspiracy and aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the 1997 Trust's units. The damages sought in the Class Action include compensatory and punitive damages, interest, attorneys' fees and other costs.

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

         On September 28, 2001, the Denver Court granted the Class Action Plaintiff's motion to certify a class consisting of all investors in the 1997 Trust. Ten investors, representing a net investment of approximately $288,000, have opted out of the class. These investors are pursuing a separate lawsuit in California as described below. As of the date of this Report, a trial date had not been set in the Class Action and no significant discovery had been conducted.

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

         On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against Metretek Technologies, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also granted a similar motion dismissing the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, MGT, MCR, MMF, Mr. Packard and the 1997 Trust, as the remaining Metretek Defendants, filed an answer generally denying the allegations and claims in the Mongiello Case. On or about March 29, 2002, the California Court granted this motion. The net investment of the remaining Mongiello Plaintiffs is approximately $288,000. These remaining Mongiello Plaintiffs have opted out of the Class Action. As of the date of this Report, only limited discovery has been conducted. A trial has been set to commence after the trial call scheduled for March 4, 2003.

         In January 2002, six individual plaintiffs including Glenn Puddy (the "Puddy Plaintiffs") served a complaint (the "Puddy Case") in the California Court against the same defendants as in the Mongiello Case, containing allegations, legal claims and damages similar to those in the Mongiello Case. The Puddy Plaintiffs and the Mongiello Plaintiffs have the same legal counsel. The net investment of the Puddy Plaintiffs in the 1997 Trust was approximately $89,000. All of the Metretek Defendants have been dismissed from the Puddy Case for lack of personal jurisdiction. A motion by the Puddy Plaintiffs to consolidate the Puddy Case with the Mongiello Case, or to allow the Mongiello Plaintiffs to amend their complaint to add the Puddy Plaintiffs as additional plaintiffs, was denied. The Puddy Plaintiffs have indicated that they intend to appeal these rulings.

         Because the foregoing litigation is in early stages, the Company cannot predict the outcome of this litigation or the impact the resolution of these claims will have on its business, financial position or results of operations. The Company intends to vigorously defend the claims against us and the other Metretek Defendants and to vigorously pursue appropriate cross-claims and third party complaints. However, an adverse judgment against the Company in the foregoing litigation could have a material adverse effect on its business, financial condition and results of operations.

         From time to time, the Company is involved in other disputes and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against it. Although the ultimate outcome of these claims cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened dispute is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

4. SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         The Company's reportable business segments include: natural gas measurement services; distributed generation; automated energy data management; and (until April 1, 2001) Internet-based energy information and services.

         The operations of the Company's natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

         The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity, either on a "turn-key" customer-owned basis or through its recently commenced "company-owned" platform, involving distributed generation systems that are owned by PowerSecure and leased to customers on a long-term basis, and through outsourcing partnerships with utilities.

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

         The operations of the Company's Internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. Effective April 1, 2001, PowerSpring's business was restructured and the remaining limited business was transferred to Metretek Florida, and since that date the Company has included and reported the remnants of the Internet-based energy information business of PowerSpring with Metretek Florida's automated data management segment.

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

                                                                            Internet-based
                                  Natural Gas                  Automated       Energy
                                  Measurement   Distributed   Energy Data    Information
                                   Services     Generation     Management    and Services        Other         Total

MARCH 31, 2002
Revenues                           $  3,131      $  1,613       $  1,660       $              $     (3)      $  6,401
Segment profit (loss)                   505           (81)          (276)                         (491)          (343)
Total assets                          9,556         2,349          6,748                         1,514         20,167
Capital expenditures                     38             4              9                             9             60
Depreciation and amortization            36            11            117                             5            169

MARCH 31, 2001
Revenues                           $  3,290                     $  1,365       $    234       $    260       $  5,149
Segment profit (loss)                   382      $   (231)          (232)          (287)          (509)          (877)
Total assets                          9,662           491          6,836          2,943            949         20,881
Capital expenditures                      4                          209                                          213
Depreciation and amortization           152                          145             66              4            367


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the three month periods ended March 31, 2002 (referred to herein as the "first quarter 2002") and 2001 (referred to herein as the "first quarter 2001") and of our financial condition as of March 31, 2002 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

SIGNIFICANT ACCOUNTING POLICIES

         We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain decisions, judgments, estimates and assumptions that we believe are reasonable based upon the information available that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001 and Note 1 to our consolidated financial statements for the three months ended March 31, 2002 contained elsewhere in this Report provides a summary of the significant accounting policies followed in the preparation of our consolidated financial statements. Other notes to our consolidated financial statements describe various elements of our consolidated financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of our consolidated financial statements, management is committed to preparing financial statements that incorporate accounting policies, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the consolidated financial statements.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented.

                                                  Three Months Ended
                                                      March 31,
                                             ---------------------------
                                              2002                2001
                                             -------             -------
                                                (amounts in thousands)
REVENUES:
       Southern Flow                         $ 3,131             $ 3,290
       PowerSecure                             1,613                   -
       Metretek Florida                        1,660               1,365
       PowerSpring                                 -                 234
       Other                                      (3)                260
                                             -------             -------
       Total                                 $ 6,401             $ 5,149
                                             =======             =======
GROSS PROFIT:
       Southern Flow                         $   835             $   823
       PowerSecure                               380                   -
       Metretek Florida                          485                 482
       PowerSpring                                 -                (154)
                                             -------             -------
       Total                                 $ 1,700             $ 1,151
                                             =======             =======
SEGMENT PROFIT (LOSS):
       Southern Flow                         $   505             $   382
       PowerSecure                               (81)               (231)
       Metretek Florida                         (276)               (232)
       PowerSpring                                 -                (287)
       Other                                    (491)               (509)
                                             -------             -------
           Total                             $  (343)            $  (877)
                                             =======             =======

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         Our reportable business segments include: natural gas measurement services; distributed generation; automated energy data management; and (until April 1, 2001) Internet-based energy information and services.

         The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

         The operations of our distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity, either on a "turn-key" customer-owned basis or through its recently commenced "company-owned" platform, involving distributed generation systems that are owned by PowerSecure and leased to customers on a long-term basis, and through outsourcing partnerships with utilities.

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

         The operations of our Internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. Effective April 1, 2001, PowerSpring's business was restructured and the remaining limited business was transferred to Metretek Florida, and since that date we have included and reported the remnants of the Internet-based energy information business of PowerSpring with Metretek Florida's automated data management segment.

         We evaluate the performance of our operating segments based on income
(loss) before income taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, results of insignificant operations, and income and expense not allocated to its operating segments. Intersegment sales are not significant.

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the first quarter 2002 increased $1,253,000, or 24.3%, compared to the first quarter 2001. The increase was primarily due to the generation of revenue by PowerSecure and an increase in revenues by Metretek Florida, partially offset by a decrease in revenues by Southern Flow and PowerSpring. PowerSecure generated revenues of $1,613,000 during the first quarter 2002. There were no comparable revenues for PowerSecure during the first quarter 2001 because PowerSecure did not commence revenue generating operations until after the first quarter 2001. Metretek Florida's revenues increased $295,000, or 21.6%, during the first quarter 2002 compared to the first quarter 2001, consisting of an increase in domestic sales of $175,000 and an increase in international sales of $120,000. The increase in Metretek Florida's domestic sales was primarily due to an increase in sales of remote data collection products and systems to one natural gas distribution company located in the Midwest. The increase in international sales is attributable to an increase in sales of Metretek Florida's remote data collection products and systems in Canada. A comparison of Metretek Florida's current domestic and international product mix is as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                          2002                  2001
                                                          ----                  ----
                                                         (dollar amounts in thousands)

     Remote data collection
         products and systems                            $1,282     77%          $884     65%
     Electronic corrector products                          305     19%           418     31%
     Circuit board assembly sales                            73      4%            63      4%
                                                          -----                ------

     Total                                               $1,660                $1,365
                                                          =====                ======

Southern Flow's revenues decreased $159,000, or 4.8% during the first quarter 2002, compared to the first quarter 2001, primarily due to a decrease in equipment sales which was partially offset by an increase in chart processing and analysis revenues. The reduction in equipment sales was due primarily to a reduction in customer requirements for such equipment during the first quarter 2002. PowerSpring's revenues decreased by $488,000 during the first quarter 2002, compared to the first quarter 2001, which included approximately $255,000 in other revenues related to the termination of PowerSpring effective March 31, 2001. PowerSpring's monitoring products and services, now operated by Metretek Florida, generated approximately $16,000 of domestic revenues at Metretek Florida during the first quarter 2002.

         Costs and Expenses. Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the first quarter 2002 increased $966,000, or 25.8%, compared to the first quarter 2001, almost entirely attributable to the operations of PowerSecure, and resulting sales and expenses in the first quarter 2002, that commenced after the first quarter 2001. PowerSecure's gross profit margin after costs of sales and services was 23.6% for the first quarter 2002. Metretek Florida's cost of sales and services for the first quarter 2002 increased $292,000, or 33.1%, compared to the first quarter 2001. This increase reflects both increased sales and higher materials, personnel and related overhead costs attributable to sales of its remote data collection products and systems. As a result, Metretek Florida's overall gross profit margin decreased to 29.2% for the first quarter 2002, compared to 35.3% for the first quarter 2001. Southern Flow's cost of sales and services for the first quarter 2002 decreased $171,000, or 6.9%, compared to the first quarter 2001, almost entirely attributable to decreased equipment sales. Southern Flow's gross profit margin after costs of sales and services increased slightly to 26.7% for the first quarter 2002 compared to 25.0% for the first quarter 2001. The increase in Southern Flow's gross profit margin reflects slightly higher margins on increased chart processing and analysis revenues offset by the decreased equipment sales, which generally have lower gross profit margins. PowerSpring's costs of sales and services decreased by $388,000 during the first quarter 2002, compared to the first quarter 2001 due to the termination of PowerSpring as a separate operating entity effective March 31, 2001.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the first quarter 2002 decreased $67,000, or 4.8%, compared to the first quarter 2001, due primarily to reduced corporate overhead costs; reduced personnel, travel and overhead costs at Metretek Florida; and the 2001 termination of PowerSpring. These reductions were partially offset by increased overhead costs associated with the continued development of the business of PowerSecure during the first quarter 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the first quarter 2002 increased $4,000, or 1.1%, compared to the first quarter 2001. The slight increase in selling, marketing and service expenses is due to the offsetting effects of the following:
(i) an increase in selling and marketing costs at Metretek Florida due to increased sale activity; (ii) an increase in selling and marketing costs related to the continued business development activities of PowerSecure; and (iii) a decrease in selling and marketing costs resulting from the 2001 termination of PowerSpring.

         Depreciation and amortization expenses include the depreciation of property plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Prior to the required adoption of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, Southern Flow and Metretek Florida also amortized other intangible assets with indefinite useful lives including customer list and goodwill. Depreciation and amortization expenses for the first quarter 2002 decreased $199,000, or 54.1%, compared to the first quarter 2001. The decrease in depreciation and amortization expense primarily reflects a reduction of amortization expense in the amount of $116,000 and $49,000 at Southern Flow and Metretek Florida, respectively, related to goodwill and other intangible assets with indefinite useful lives, which are no longer amortized under FAS 142. The remaining decrease is due primarily to reduced depreciation on surplus property plant and equipment items previously held by PowerSpring prior to its termination that was disposed of throughout 2001.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the first quarter 2002 increased $7,000, or 5.0%, compared to the first quarter 2001. The slight increase is due entirely to personnel related product development expenses at Metretek Florida.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the first quarter 2002 increased $8,000, or 21.6%, compared to the first quarter 2001. The increase reflects increased borrowings throughout the first three months of 2002 compared to the same period in 2001.

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

         PowerSecure's operations generated revenues for the first time during the second quarter of 2001. Although PowerSecure has a limited operating history, we expect the revenues, costs, gross margins, cash flow, net income and other operating results of PowerSecure to vary from quarter-to-quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues will depend in large part upon the timing of projects being awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through March 31, 2002, virtually all of PowerSecure's revenues constituted non-recurring revenues, but a greater proportion of PowerSecure's revenues will be from recurring sources in future years if PowerSecure is able to successfully develop and market its "company-owned" business platform.

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

         We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of March 31, 2002, we had working capital of $3,357,000, including $1,319,000 in cash and cash equivalents, compared to working capital of $3,537,000 on December 31, 2001, which included $696,000 in cash and cash equivalents. Our working capital balances at March 31, 2002 and December 31, 2001 have each been reduced by the balance of the note payable (the "Scient Note") to Scient Corporation ("Scient"). The amount due under the Scient Note is in dispute, and we do not believe we owe Scient any further amounts thereunder. However, due to the March 31, 2002 stated maturity date of the Scient Note, the entire balance of the Scient Note ($2.5 million) is carried on our consolidated financial statements as a current liability as of March 31, 2002 and December 31, 2001, even though Scient has indefinitely stayed our obligation to make any further payments on the Scient Note pending resolution of the dispute. Until this dispute is finally resolved, we cannot predict the amount, if any, of any further payments we will be required to make under the Scient Note, or the effects of such resolution on our liquidity, financial condition or results of operations.

         Net cash provided by operating activities was $608,000 for the three months ended March 31, 2002, consisting of approximately $775,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $167,000 of cash used in operations, before changes in assets and liabilities. This compares to net cash used in operating activities of $139,000 during the same period in 2001, of which $509,000 was attributable to cash used in operations, before changes in assets and liabilities, and $370,000 was provided by changes in working capital and other asset and liability accounts.

         Net cash used by investing activities was $59,000 for the three months ended March 31, 2002, as compared to $213,000 during the same period in 2001. The majority of the net cash used by investing activities during the three months ended March 31, 2002 was attributable to the purchase of equipment items at Southern Flow and Metretek Florida. The reduction in net cash used by investment activities compared to the same period in 2001 was attributable to a reduction in capitalized software development costs.

         Net cash provided by financing activities was $74,000 for the three months ended March 31, 2002, compared to net cash provided by financing activities of $756,000 during the same period in 2001. The net cash used by financing activities during the three months ended March 31, 2002 represented an increase in borrowings on our credit facility. Virtually all of the net cash provided by financing activities during the comparable period in 2001 was attributable to borrowings on our line of credit to fund PowerSecure's initial operating activities and to fund software development costs.

         During the remainder of 2002, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $145,000 during the three months ended March 31, 2002. We anticipate that our research and development expenses in fiscal 2002 will total approximately $600,000, virtually all of which will be directed to Metretek Florida's business.

         Our capital expenditures during the three months ended March 31, 2002 were approximately $60,000. We anticipate capital expenditures in fiscal 2002 of approximately $250,000, primarily for the purchase of equipment to be used in Southern Flow's and PowerSecure's businesses. However, the development of PowerSecure's "company-owned" business will require and depend upon us raising substantial additional capital. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

         In September 2001, Southern Flow entered into a Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Business Credit, Inc., providing for a $2,000,000 credit facility (the "Credit Facility"). As of March 31, 2002, Southern Flow had a borrowing base of $1,587,131 under the Credit Facility, of which $1,101,686 had been borrowed (and of that amount, approximately $756,000 had been advanced to fund the business of PowerSecure), leaving $485,445 in unused Credit Facility availability.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141 "Business Combinations". FAS 141 requires that all business combinations be accounted for under the purchase method of accounting. FAS 141 also changes the criteria for the recognition of intangible assets acquired in a business combination separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS 141 is applicable to all business combinations initiated after June 30, 2001.

         In June 2001, the FASB also issued FAS No. 142 "Goodwill and Other Intangible Assets". FAS 142 addresses accounting and reporting for intangible assets acquired and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but rather are tested at least annually for impairment. Separable intangible assets that do not have an indefinite life continue to be amortized over their estimated useful lives.

         We adopted the provisions of FAS 141 and 142 effective January 1, 2002. The non-amortization provisions of FAS 142 resulted in a $165,000 reduction in our net loss applicable to common shareholders in the first quarter 2002, and is expected to reduce our full-year net loss or increase our full-year net income applicable to common shareholders by approximately $675,000. We have not yet determined the financial impact that the impairment provisions of FAS 142 will have on our consolidated financial statements. Any impairment charge resulting from the transitional impairment testing will be reflected as a cumulative effect of a change in accounting principle.

         In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. While FAS 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of FAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. FAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unused and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. We adopted the provisions of FAS 144 effective January 1, 2002. Adoption of FAS 144 had no effect on our financial position or results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "forecast", "expect", "plan", "potential", "opportunity" and "scheduled", variations of such words, and other similar expressions are often (but not always) used to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, beliefs and expectations about the following:

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

         Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove incorrect or by known or unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

         -     our history of losses and no assurance of future profitability;
         - our ability to obtain, on favorable terms if at all, and to maintain a sufficient amount capital and liquidity to meet our operating and capital requirement and growth needs, including the sufficiency of the Credit Facility;
         - our ability to successfully and timely develop, market and operate PowerSecure's systems, including its products, services, and technologies, and also including new and future platforms and offerings;
         - the effects of pending and future lawsuits, including the expenses of defending claims against us and the effects of the ultimate resolution thereof;
         - our lack of operating history in our new businesses and the unproven business models in our PowerSecure business;
         - the complexity, uncertainty and time constraints associated with the development and market acceptance of new product and service designs and technologies;
         - the effects of intense competition in our markets, including the introduction of competitors' products, services and technologies and our timely and successful response thereto, and our ability to successfully compete in those markets;
         - utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates;
         - fluctuations in our operating results, and the long and variable ales cycles of many of our products and services;
         - restrictions imposed on us by the terms of our Series B Preferred Stock and our Credit Facility;
         - the effects and timing of the resolution of any dispute with Scient over payment obligations;
         - the negative effect that dividends on our Series B Preferred Stock have on our results of operations;
         - the effect of rapid technologic changes on our ability to maintain competitive products, services and technologies;
         - our ability to attract, retain and motivate key management, technical and other critical personnel;
         - our ability to secure and maintain key contracts, business relationships and alliances;
         - our ability to make successful acquisitions and in the future to successfully integrate and utilize any acquired product lines, key employees and businesses;
         - changes in the energy industry in general, and technological and market changes in the natural gas and electricity industries in particular;
         - the impact and timing of the deregulation of the natural gas and electricity markets;
         -     our ability to manage the anticipated growth of PowerSecure;
         - the capital resources, technological requirements, and internal business plans of the natural gas and electricity utilities industry;
         - restrictions on our capital raising ability imposed by the terms of the Credit Facility and the Series B Preferred Stock;
         - dividends on the Series B Preferred Stock increasing our future net loss available to common shareholders and net loss per share;
         - general economic and business conditions, including downturns in market conditions;
         - effects of changes in product mix on our expected gross margins and net income;
         -     risks inherent in international operations;
         -     risks associated with our management of private energy programs;
         -     the receipt and timing of future customer orders;
         - unexpected events affecting our ability to obtain funds from operations, debt or equity to finance operations, pay interest and other obligations, and fund needed capital expenditures and other investments;
         - our ability to protect our technology, including our proprietary information, and our intellectual property rights;
         - the effects of recent terrorist activities and resulting military and other actions;
         - the effects of the potential delisting of the Common Stock from the Nasdaq National Market;
         - the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas and electricity industries in particular; and
         - other risks, uncertainties and other factors that are discussed in this report or that are discussed from time to time in our other reports and filings with the SEC and the exhibits to such filings, including but not limited to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


         On January 5, 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against Metretek Technologies, Inc. (the "Company"), Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants"). The 1997 Trust is an energy program of which MGT, a wholly-owned subsidiary of the Company, is the managing trustee, and Messrs. Marcum, Wanger and Farstad are or were the active trustees.

         The 1997 Trust raised approximately $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Midland, Texas. The Class Action alleges that the Metretek Defendants and the Farstad Defendants (collectively, the "Class Action Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the 1997 Trust. Specifically, the Class Action Plaintiff claims that his and the class's damages resulted from the Class Action Defendants allegedly negligently, recklessly or intentionally making false and misleading statements, failing to disclose material information, and willfully participating in a scheme or conspiracy and aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the 1997 Trust's units. The damages sought in the Class Action include compensatory and punitive damages, interest, attorneys' fees and other costs.

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

         On September 28, 2001, the Denver Court granted the Class Action Plaintiff's motion to certify a class consisting of all investors in the 1997 Trust. Ten investors, representing a net investment of approximately $288,000, have opted out of the class. These investors are pursuing a separate lawsuit in California as described below. As of the date of this Report, a trial date had not been set in the Class Action and no significant discovery had been conducted.

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

         On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against Metretek Technologies, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also granted a similar motion dismissing the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, MGT, MCR, MMF, Mr. Packard and the 1997 Trust, as the remaining Metretek Defendants, filed an answer generally denying the allegations and claims in the Mongiello Case. On or about March 29, 2002, the California Court granted this motion. The net investment of the remaining Mongiello Plaintiffs is approximately $288,000. These remaining Mongiello Plaintiffs have opted out of the Class Action. As of the date of this Report, only limited discovery has been conducted. A trial has been set to commence after the trial call scheduled for March 4, 2003.

         In January 2002, six individual plaintiffs including Glenn Puddy (the "Puddy

Plaintiffs") served a complaint (the "Puddy Case") in the California Court against the same defendants as in the Mongiello Case, containing allegations, legal claims and damages similar to those in the Mongiello Case. The Puddy Plaintiffs and the Mongiello Plaintiffs have the same legal counsel. The net investment of the Puddy Plaintiffs in the 1997 Trust was approximately $89,000. All of the Metretek Defendants have been dismissed from the Puddy Case for lack of personal jurisdiction. A motion by the Puddy Plaintiffs to consolidate the Puddy Case with the Mongiello Case, or to allow the Mongiello Plaintiffs to amend their complaint to add the Puddy Plaintiffs as additional plaintiffs, was denied. The Puddy Plaintiffs have indicated that they intend to appeal these rulings.

         Because the foregoing litigation is in early stages, the Company cannot predict the outcome of this litigation or the impact the resolution of these claims will have on its business, financial position or results of operations. The Company intends to vigorously defend the claims against us and the other Metretek Defendants and to vigorously pursue appropriate cross-claims and third party complaints. However, an adverse judgment against the Company in the foregoing litigation could have a material adverse effect on its business, financial condition and results of operations.

         From time to time, the Company is involved in other disputes and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against it. Although the ultimate outcome of these claims cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened dispute is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 5. OTHER INFORMATION

         The Common Stock of the Company is listed and trades on the Nasdaq National Market. On February 14, 2002, the Company received a notice from the Nasdaq Stock Market that the Common Stock had failed to maintain compliance with the $1.00 minimum bid price requirement and the $5 million public float requirement for continued listing on the Nasdaq National Market. If the Company is unable to regain compliance with these requirements by May 15, 2002, the Common Stock will be subject to delisting from the Nasdaq National Market. At that time, the Company can either apply to transfer the Common Stock listing to the Nasdaq SmallCap Market, which is the Company's current intention, or appeal Nasdaq's delisting determination. Since the Company's ability to fulfill the listing requirements of the Nasdaq Stock Market is driven in large part by market forces outside of its control, the Company cannot provide any assurance that it will be able to regain compliance with the continued listing requirements of the Nasdaq National Market or, if the Common Stock listing is transferred to the Nasdaq Small Cap Market, to maintain compliance with the listing requirements of the Nasdaq SmallCap Market. If the Company is not able to maintain its listing on the Nasdaq National Market or, if the Common Stock listing is transferred to the Nasdaq SmallCap Market, to maintain its listing on Nasdaq SmallCap Market, then trading activity in the Common Stock could decline significantly, which could cause the trading price of the Common Stock to decline further.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

              18  Letter on Change in Accounting Principles

        (b) FORM 8-K

              The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  METRETEK TECHNOLOGIES, INC.



Date:    May 13, 2002             By:      /s/ W. Phillip Marcum
                                         -------------------------------------
                                         W. Phillip Marcum
                                         President and Chief Executive Officer




Date:    May 13, 2002             By:      /s/ A. Bradley Gabbard
                                         -------------------------------------
                                         A. Bradley Gabbard
                                         Executive Vice President
                                         and Chief Financial Officer