Form 10QSB
period 2002-06-30
METRETEK TECHNOLOGIES INC
filed 2002-08-12
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         As of August 1, 2002 there were 6,077,764 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                               Yes          No X
                                  ---         ---

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         -----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Unaudited Consolidated Balance Sheets -
                           June 30, 2002 and December 31, 2001                             3

                  Unaudited Consolidated Statements of Operations -
                           For the Three and Six Months Ended June 30, 2002
                                   and June 30, 2001                                       5

                  Unaudited Consolidated Statements of Cash Flows -
                           For the Six Months Ended June 30, 2002 and
                                   June 30, 2001                                            6

                  Notes to Unaudited Consolidated Financial Statements                      7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                             13


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                        31

Item 4.           Submission of Matters to a Vote of Security Holders                      31

Item 6.           Exhibits and Reports on Form 8-K                                         31

Signatures                                                                                 33

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        JUNE 30,              DECEMBER 31,
ASSETS                                                                                    2002                    2001
                                                                                  ---------------------   ----------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $   889,112               $   696,076
  Trade receivables, net of allowance for doubtful accounts
    of $134,202 and $169,632, respectively                                              4,347,819                 4,980,419
  Other receivables                                                                         3,885                    14,929
  Inventories                                                                           3,052,932                 3,135,297
  Prepaid expenses and other current assets                                               592,517                   559,562
                                                                                      -----------               -----------
      Total current assets                                                              8,886,265                 9,386,283
                                                                                      -----------               -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                                             3,944,139                 4,150,686
  Vehicles                                                                                 50,227                    50,227
  Furniture and fixtures                                                                  578,625                   561,664
  Land, building and improvements                                                         736,388                   736,388
                                                                                      -----------               -----------
      Total property, plant and equipment, at cost                                      5,309,379                 5,498,965
  Less accumulated depreciation                                                         3,307,076                 3,318,054
                                                                                      -----------               -----------
      Property, plant and equipment, net                                                2,002,303                 2,180,911
                                                                                      -----------               -----------

OTHER ASSETS:
  Customer list                                                                         5,046,459                 5,046,459
  Goodwill                                                                              2,361,472                 2,361,472
  Patents and capitalized software development, net of accumulated
   amortization of $878,284 and $818,065, respectively                                    435,486                   489,860
  Other assets                                                                            513,205                   691,042
                                                                                      -----------               -----------
      Total other assets                                                                8,356,622                 8,588,833
                                                                                      -----------               -----------
TOTAL                                                                                 $19,245,190               $20,156,027
                                                                                      ===========               ===========

See accompanying notes to unaudited consolidated financial statements.

                 METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                     JUNE 30,             DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2002                   2001
                                                                                --------------------   --------------------
CURRENT LIABILITIES:
  Accounts payable                                                                  $  1,683,183           $  1,405,632
  Accrued and other liabilities                                                        2,010,239              1,964,513
  Notes payable                                                                        2,479,557              2,479,172
                                                                                    ------------           ------------

      Total current liabilities                                                        6,172,979              5,849,317
                                                                                    ------------           ------------

LONG-TERM NOTES PAYABLE                                                                1,111,188              1,268,024
                                                                                    ------------           ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                                    8,085,682              7,680,217
                                                                                    ------------           ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized;
    6,077,764 shares issued and outstanding                                               60,778                 60,778
  Additional paid-in-capital                                                          55,116,789             55,116,789
  Accumulated other comprehensive loss                                                   (57,913)               (65,935)
  Accumulated deficit                                                                (51,244,313)           (49,753,163)
                                                                                    ------------           ------------

      Total stockholders' equity                                                       3,875,341              5,358,469
                                                                                    ------------           ------------

TOTAL                                                                               $ 19,245,190           $ 20,156,027
                                                                                    ============           ============


See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                               JUNE 30,
                                               --------------------------------      ---------------------------------
                                                     2002            2001                   2002            2001
REVENUES:
  Sales and services                            $  6,066,460    $ 11,389,854           $ 12,470,990    $ 16,278,837
  Other                                               (3,875)         40,111                 (7,122)        299,698
                                                ------------    ------------           ------------    ------------

      Total revenues                               6,062,585      11,429,965             12,463,868      16,578,535
                                                ------------    ------------           ------------    ------------

COSTS AND EXPENSES:
  Cost of sales and services                       4,464,326       8,758,759              9,168,850      12,497,486
  General and administrative                       1,370,724       1,362,290              2,706,912       2,765,275
  Selling, marketing and service                     376,071         333,273                722,632         675,932
  Depreciation and amortization                      163,492         374,533                332,220         742,014
  Research and development                           129,747         146,881                274,508         284,788
  Interest, finance charges and other                 43,724          45,286                 86,927          80,820
  Nonrecurring charges                               257,504              --                257,504              --
                                                ------------    ------------           ------------    ------------

      Total costs and expenses                     6,805,588      11,021,022             13,549,553      17,046,315
                                                ------------    ------------           ------------    ------------

OPERATING (LOSS) INCOME                             (743,003)        408,943             (1,085,685)       (467,780)

INCOME TAXES                                              --              --                     --              --
                                                ------------    ------------           ------------    ------------

NET (LOSS) INCOME                                   (743,003)        408,943             (1,085,685)       (467,780)

PREFERRED STOCK
  DEEMED DISTRIBUTION                               (204,317)       (180,477)              (405,465)       (360,953)
                                                ------------    ------------           ------------    ------------

NET (LOSS) INCOME APPLICABLE
  TO COMMON SHAREHOLDERS                        $   (947,320)   $    228,466           $ (1,491,150)   $   (828,733)
                                                ============    ============           ============    ============

NET (LOSS) INCOME PER COMMON
  SHARE, BASIC AND DILUTED                      $      (0.16)   $       0.04           $      (0.25)   $      (0.14)
                                                ============    ============           ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING,
  BASIC AND DILUTED                                6,077,764       6,059,116              6,077,764       5,984,009
                                                ============    ============           ============    ============


See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ---------------------------
                                                                                    2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,085,685)   $  (467,780)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                                 332,220        742,014
      Loss on disposal of property, plant and equipment                               7,772         80,857
  Changes in other assets and liabilities:
      Trade receivables                                                             632,600        819,004
      Inventories                                                                    82,365        (58,578)
      Other current assets                                                          (21,911)       105,491
      Other noncurrent assets                                                       177,837        146,794
      Accounts payable                                                              277,551        507,212
      Accrued and other liabilities                                                  53,748        343,998
                                                                                -----------    -----------
      Net cash provided by operating activities                                     456,497      2,219,012
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to capitalized software development                                      (5,845)      (421,511)
  Purchases of property, plant and equipment                                       (102,165)       (88,521)
  Proceeds from sale of property, plant and equipment                                 1,000        323,810
                                                                                -----------    -----------
      Net cash used in investing activities                                        (107,010)      (186,222)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on line of credit                                                   (152,672)      (780,660)
  Payments on notes payable                                                                       (125,000)
  Payments on mortgage loan and capital lease obligations                            (3,779)      (205,162)
                                                                                -----------    -----------
      Net cash used in financing activities                                        (156,451)    (1,110,822)
                                                                                -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           193,036        921,968

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                               696,076        468,813
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   889,112    $ 1,390,781
                                                                                ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  As of June 30, 2002 and December 31, 2001 and
        For the Three and Six Month Periods Ended June 30, 2002 and 2001


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

         As a result of the adoption of the new accounting method described above, sales and service revenues for the six months ended June 30, 2002 increased $474,888 and net loss for the period ended June 30, 2002 decreased $8,990, or less than $0.01 per share. There was no financial statement effect on any period prior to December 31, 2001, as a result of the adoption of the new accounting method, due to the short-term nature of PowerSecure's contracts through December 31, 2001.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements significantly modify the accounting for business combinations, goodwill, and intangible assets. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that do not have an indefinite life continue to be amortized over their estimated useful lives. The Company has determined that the transitional impairment provisions of FAS 142 had no impact on its consolidated financial statements at June 30, 2002.

         The following table reflects unaudited pro forma results of operations of the Company, giving effect to FAS 142 as if it were adopted on January 1, 2001:


                                                               THREE MONTHS      SIX MONTHS
                                                                   ENDED            ENDED
                                                              JUNE 30, 2001     JUNE 30, 2001
                                                              -------------     -------------
Net income (loss) applicable to
     common shareholders, as reported                           $ 228,466       $(828,733)
Add back: amortization expense, net of tax                        169,879         334,617
                                                                ---------       ---------
Pro forma net income (loss)
     applicable to common shareholders                          $ 398,345       $(494,116)
                                                                =========       =========

Net income (loss) per common share, basic and diluted
   As reported                                                  $    0.04       $   (0.14)
                                                                =========       =========
   Pro forma                                                    $    0.07       $   (0.08)
                                                                =========       =========


         RECLASSIFICATION - Certain 2001 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net loss or stockholders' equity.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 2002 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 2002 and 2001.

2.       COMPREHENSIVE LOSS

         The Company's comprehensive loss for the six months ended June 30, 2002 and 2001 was $1,077,663 and $529,058, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

3.       NONRECURRING CHARGES

         Nonrecurring charges for the three and six months ended June 30, 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel.

4.        COMMITMENTS AND CONTINGENCIES

         On January 5, 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"),
W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants"). The 1997 Trust is an energy program of which MGT, a wholly-owned subsidiary of the Company, is the managing trustee, and Messrs. Marcum, Wanger and Farstad are or were the active trustees.

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

         On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against Metretek Technologies, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also granted a similar motion dismissing the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, MGT, MCR, MMF, Mr. Packard and the 1997 Trust, as the remaining Metretek Defendants, filed an answer generally denying the allegations and claims in the Mongiello Case. On March 6, 2002, the remaining Metretek Defendants filed a motion to dismiss the claims of the non-California resident Mongiello Plaintiffs on forum non conveniens grounds. On or about March 29, 2002, the California Court granted this motion, dismissing the claims of 11 of the 21 Mongiello Plaintiffs. The net investment of the remaining Mongiello Plaintiffs is approximately $288,000. These remaining Mongiello Plaintiffs have opted out of the Class Action. As of the date of this Report, only limited discovery has been conducted. A trial has been set to commence after the trial call scheduled for March 4, 2003.

         In January 2002, six individual plaintiffs including Glenn Puddy (the "Puddy Plaintiffs") served a complaint (the "Puddy Case") in the California Court against the same defendants as in the Mongiello Case, containing allegations, legal claims and damages similar to those in the Mongiello Case. The Puddy Plaintiffs and the Mongiello Plaintiffs have the same legal counsel. The net investment of the Puddy Plaintiffs in the 1997 Trust was approximately $89,000. All of the Metretek Defendants have been dismissed from the Puddy Case for lack of personal jurisdiction. A motion by the Puddy Plaintiffs to consolidate the Puddy Case with the Mongiello Case, or to allow the Mongiello Plaintiffs to amend their complaint to add the Puddy Plaintiffs as additional plaintiffs, was denied. None of the Puddy Plaintiffs opted out of the Class Action.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit or loss, income and expense (including nonrecurring charges) not allocated to reportable segments. Amounts are reported in thousands.


                                                                           Internet-based
                                   Natural Gas                 Automated      Energy
                                   Measurement  Distributed   Energy Data   Information
                                     Services    Generation   Management   and Services     Other       Total
JUNE 30, 2002
Revenues                           $  6,356     $  3,154      $  2,961      $              $     (7)   $ 12,464
Segment profit (loss)                 1,131         (443)         (513)                      (1,261)     (1,086)
Total assets                          9,224        2,261         6,314                        1,446      19,245
Capital expenditures                     58           16            23                           11         108
Depreciation and amortization            71           23           227                           11         332

JUNE 30, 2001
Revenues                           $  6,510     $  6,328      $  3,164      $    277       $    300    $ 16,579
Segment profit (loss)                   864          474          (449)         (612)          (745)       (468)
Total assets                          9,543        1,048         7,626                        2,076      20,293
Capital expenditures                     73           87           350                                      510
Depreciation and amortization           305            7           288           134              8         742

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the three and six month periods ended June 30, 2002 (referred to herein as the "second quarter 2002" and "six month period 2002", respectively) and for the three and six month periods ended June 30, 2001 (referred to herein as the "second quarter 2001" and "six month period 2001", respectively) and of our financial condition as of June 30, 2002 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain decisions, judgments, estimates and assumptions that we believe are reasonable based upon the information available that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001 and Note 1 to our consolidated financial statements for the three and six month periods ended June 30, 2002 contained elsewhere in this Report provides a summary of the significant accounting policies followed in the preparation of our consolidated financial statements. Other notes to our consolidated financial statements describe various elements of our consolidated financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of our consolidated financial statements, management is committed to preparing financial statements that incorporate accounting policies, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the consolidated financial statements.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented.


                                      Three Months Ended                       Six Months Ended
                                           June 30,                                June 30,
                              ------------------------------------    ------------------------------------
                                   2002              2001                   2002               2001
                                                (all amounts reported in thousands)
REVENUES:
   Southern Flow                $  3,225          $  3,220               $  6,356           $  6,510
   PowerSecure                     1,541             6,328                  3,154              6,328
   Metretek Florida                1,301             1,799                  2,961              3,164
   PowerSpring                                          43                                       277
   Other                              (4)               40                     (7)               300
                                --------          --------               --------           --------
        Total                   $  6,063          $ 11,430               $ 12,464           $ 16,579
                                ========          ========               ========           ========

GROSS PROFIT:
   Southern Flow                $    978          $    915               $  1,813           $  1,738
   PowerSecure                       177             1,041                    557              1,041
   Metretek Florida                  447               631                    932              1,113
   PowerSpring                                          43                                      (111)
                                --------          --------               --------           --------
        Total                   $  1,602          $  2,630               $  3,302           $  3,781
                                ========          ========               ========           ========

SEGMENT PROFIT (LOSS):
   Southern Flow                $    626          $    482               $  1,131           $    864
   PowerSecure                      (362)              705                   (443)               474
   Metretek Florida                 (237)             (217)                  (513)              (449)
   PowerSpring                                        (325)                                     (612)
   Other                            (770)             (236)                (1,261)              (745)
                                --------          --------               --------           --------
        Total                   $   (743)         $    409               $ (1,086)          $   (468)
                                ========          ========               ========           ========


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

         We evaluate the performance of our operating segments based on income
(loss) before income taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, results of insignificant operations, and income and expense (including nonrecurring charges) not allocated to its operating segments. Intersegment sales are not significant.

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the second quarter 2002 decreased $5,367,000, or 47%, compared to the second quarter 2001. The decrease was primarily due to decreased revenues by PowerSecure. The decrease in revenues was also caused by decreases in revenues by Metretek Florida and PowerSpring, partially offset by a slight increase in revenues by Southern Flow. PowerSecure revenues decreased $4,787,000, or 76%, during the second quarter 2002 compared to the second quarter 2001. The decrease in PowerSecure's revenues was due to the reduced size of PowerSecure's completed and in-process projects during the second quarter 2002 compared to the second quarter 2001. PowerSecure had 12 projects completed or in process during the second quarter 2002 compared to 5 projects completed (none in process) during the second quarter 2001. PowerSecure's average revenue per project for completed and in-process projects was approximately $126,000 during the second quarter

2002 compared to approximately $1,266,000 during the second quarter 2001. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Metretek Florida's revenues decreased $498,000, or 28%, during the second quarter 2002 compared to the second quarter 2001, consisting of a decrease in domestic sales of $391,000 and a decrease in international sales of $107,000. The decrease in Metretek Florida's domestic sales was due to a decrease in sales of remote data collection products and systems and a decrease in sales of electronic corrector products. The decrease in domestic sales of remote data collection products and systems is attributable primarily to reduced sales in the second quarter 2002 to one customer in the Midwest that has deferred its equipment orders until certain of its regulatory issues are resolved. The decrease in domestic sales of electronic corrector products is attributable to a decline in sales to two customers in the second quarter 2002. The decrease in international sales is attributable to reduced remote data collection product and system sales to customers in the U.K. A comparison of Metretek Florida's current domestic and international product mix is as follows:


                                                                  Three Months Ended June 30,
                                                                  2002                 2001
                                                               ----------------     ----------------
                                                                   (dollar amounts in thousands)
       Metretek Florida revenues by product line:
          Remote data collection
             products and systems                               $  827     64%       $1,138     63%
          Electronic corrector products                            364     28%          562     31%
          Circuit board assembly sales                             110      8%           99      6%
                                                                ------               ------

          Total                                                 $1,301               $1,799
                                                                ======               ======


PowerSpring's revenues decreased by $43,000 during the second quarter 2002, compared to the second quarter 2001. PowerSpring's monitoring products and services, now operated by Metretek Florida, generated approximately $14,000 of domestic revenues at Metretek Florida during the second quarter 2002. Southern Flow's revenues increased $5,000, or less than 1% during the second quarter 2002, compared to the second quarter 2001, primarily due to an increase in chart processing and analysis revenues which was partially offset by a decrease in equipment sales. The reduction in equipment sales was due primarily to a reduction in customer requirements for such equipment during the second quarter 2002.

         Costs and Expenses. Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the second quarter 2002 decreased $4,294,000, or 49%, compared to the second quarter 2001, almost entirely attributable to the lower sales at PowerSecure, as well as lower sales at Metretek Florida. PowerSecure's cost of sales and services for the second quarter 2002 decreased $3,922,000, or 74%, compared to the second quarter 2001. PowerSecure's gross profit margin after costs of sales and services declined to 11.5% for the second quarter 2002 compared to 16.5% for the second quarter 2001. The decline in PowerSecure's gross profit margin was attributable to lower margins, net to PowerSecure, from projects during the second quarter 2002 as compared to the gross profit margins from projects during the second quarter 2001. As discussed below, PowerSecure's gross profit margins, like its revenues, may vary significantly from quarter to quarter depending on the financial structure of the specific projects PowerSecure undertakes during any particular quarter. Metretek Florida's cost of sales and services for the second quarter 2002 decreased $315,000, or 27%, compared to the second quarter 2001. Metretek Florida's overall gross profit margin decreased slightly to 34.4% for the second quarter 2002, compared to 35.1% for the second quarter 2001. Southern Flow's cost of sales and services for the second quarter 2002 decreased $58,000, or 3%, compared to the second quarter 2001, almost entirely attributable to decreased equipment sales. Southern Flow's gross profit margin after costs of sales and services increased slightly to 30.3% for the second quarter 2002 compared to 28.4% for the second quarter 2001. The increase in Southern Flow's gross profit margin reflects slightly higher margins on increased chart processing and analysis revenues offset by the decreased equipment sales, which generally have lower gross profit margins.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the second quarter 2002 increased $8,000, or less than 1%, compared to the second quarter 2001, due primarily to increased overhead costs associated with the continued development of the business of PowerSecure during the second quarter 2002. These reductions were partially offset by reduced corporate overhead costs; reduced personnel, travel and overhead costs at Metretek Florida; and the 2001 termination of PowerSpring as a separate operating entity.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the second quarter 2002 increased $43,000, or 13%, compared to the second quarter 2001. The increase in selling, marketing and service expenses is due to the effects of the following: (i) a $25,000 increase in selling and marketing costs related to the continued business development activities of PowerSecure; and (ii) a $17,000 increase in selling and marketing costs at Metretek Florida due to consulting, personnel, and service contract costs associated with Metretek Florida's monitoring products and services transferred from PowerSpring and now operated by Metretek Florida.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Prior to the required adoption of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" on

January 1, 2002, Southern Flow, Metretek Florida, and PowerSecure also amortized other intangible assets with indefinite useful lives including customer list and goodwill. Depreciation and amortization expenses for the second quarter 2002 decreased $211,000, or 56%, compared to the second quarter 2001. The decrease in depreciation and amortization expense primarily reflects a reduction of amortization expense in the amount of $116,000, $49,000, and $5,000 at Southern Flow, Metretek Florida, and PowerSecure, respectively, related to goodwill and other intangible assets with indefinite useful lives, which are no longer amortized under FAS 142. The remaining decrease is due primarily to reduced depreciation on surplus property plant and equipment items previously held by PowerSpring prior to its termination that was disposed of throughout 2001.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the second quarter 2002 decreased $17,000, or 12%, compared to the second quarter 2001. The slight decrease is due entirely to reduced personnel related product development expenses at Metretek Florida.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the second quarter 2002 decreased $2,000, or 3%, compared to the second quarter 2001. The decrease reflects reduced interest rates on borrowings during the second quarter 2002 compared to the second quarter 2001.

         Nonrecurring charges for the second quarter 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. There were no similar nonrecurring charges in the second quarter 2001.


SIX MONTH PERIOD 2002 COMPARED TO SIX MONTH PERIOD 2001

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the six month period 2002 decreased $4,115,000, or 25%, compared to the six month period 2001. The decrease was primarily due to decreased revenues by PowerSecure. The decrease in revenues was also caused by decreases in revenues by PowerSpring, Metretek Florida, and by Southern Flow. PowerSecure revenues decreased $3,174,000, or 50%, during the six month period 2002 compared to the six month period 2001. The decrease in PowerSecure's revenues was due to the reduced size of PowerSecure's completed and in-process projects during the six month period 2002 compared to the six month period 2001. PowerSecure had 13 projects completed or in process during the six month period 2002 compared to 5 projects completed (none in process) during the six month period 2001. PowerSecure's average revenue per project for completed and in-process projects was approximately $239,000 during the six month period 2002 compared to approximately $1,266,000 during the six month period 2001. As discussed below under

"Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Metretek Florida's revenues decreased $203,000, or 6%, during the six month period 2002 compared to the six month period 2001, consisting of a decrease in domestic sales of $216,000 partially offset by an increase in international sales of $13,000. The decrease in Metretek Florida's domestic sales was primarily due to a decrease in sales of electronic corrector products partially offset by an increase in sales of remote data collection products and systems and contract manufacturing activities. The decrease in domestic sales of Metretek Florida's electronic corrector products is due to a decline in sales to three customers in the six month period 2002. The increase in international sales is attributable to an increase in sales of Metretek Florida's electronic corrector product in South America. A comparison of Metretek Florida's current domestic and international product mix is as follows:


                                                                SIX MONTHS ENDED JUNE 30,
                                                               2002                  2001
                                                           ----------------       ----------------
                                                                 (dollar amounts in thousands)
       Metretek Florida revenues by product line:
            Remote data collection
                 products and systems                         $2,109    71%         $2,022     64%
            Electronic corrector products                        669    23%            980     31%
            Circuit board assembly sales                         183     6%            162      5%
                                                              ------                ------

            Total                                             $2,961                $3,164
                                                              ======                ======


PowerSpring's revenues decreased by $532,000 during the six month period 2002, compared to the six month period 2001, which included approximately $255,000 in other revenues related to the termination of PowerSpring effective March 31, 2001. PowerSpring's monitoring products and services, now operated by Metretek Florida, generated approximately $30,000 of domestic revenues at Metretek Florida during the six month period 2002. Southern Flow's revenues decreased $154,000, or 2% during the six month period 2002, compared to the six month period 2001, primarily due to a decrease in equipment sales which was partially offset by an increase in chart processing and analysis revenues. The reduction in equipment sales was due primarily to a reduction in customer requirements for such equipment during the six month period 2002.

         Costs and Expenses. Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the six month period 2002 decreased $3,329,000, or 27%, compared to the six month period 2001, attributable to the lower sales at each of the Company's subsidiaries. PowerSecure's cost of sales and services for the six month period 2002 decreased $2,689,000, or 51%, compared to the six month period 2001.

PowerSecure's gross profit margin after costs of sales and services was 17.6% for the six month period 2002 compared to 16.5% for the six month period 2001. Southern Flow's cost of sales and services for the six month period 2002 decreased $229,000, or 5%, compared to the six month period 2001, despite only a 2% decrease in revenues. As a result, Southern Flow's gross profit margin after costs of sales and services increased slightly to 28.5% for the six month period 2002 compared to 26.7% for the six month period 2001. The increase in Southern Flow's gross profit margin reflects slightly higher margins on increased chart processing and analysis revenues offset by the decreased equipment sales, which generally have lower gross profit margins. Metretek Florida's cost of sales and services for the six month period 2002 decreased $23,000, or 1%, compared to the six month period 2001. The percentage decrease in Metretek's cost of sales was less than the percentage decrease in revenues reflecting higher materials, personnel and related overhead costs attributable to sales of its remote data collection products and systems and electronic corrector products. As a result, Metretek Florida's overall gross profit margin decreased to 31.5% for the six month period 2002, compared to 35.2% for the six month period 2001. PowerSpring's costs of sales and services decreased by $388,000 during the six month period 2002, compared to the six month period 2001 due to the termination of PowerSpring as a separate operating entity effective March 31, 2001.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the six month period 2002 decreased $58,000, or 2%, compared to the six month period 2001, due primarily to reduced corporate overhead costs; reduced personnel, travel and overhead costs at Metretek Florida; and the 2001 termination of PowerSpring as a separate operating entity. These reductions were partially offset by increased overhead costs associated with the continued development of the business of PowerSecure during the six month period 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the six month period 2002 increased $47,000, or 7%, compared to the six month period 2001. The increase in selling, marketing and service expenses is due to the offsetting effects of the following:
(i) an increase in selling and marketing costs at Metretek Florida due to consulting, personnel, and service contract costs associated with Metretek Florida's monitoring products and services transferred from PowerSpring and now operated by Metretek Florida; (ii) an increase in selling and marketing costs related to the continued business development activities of PowerSecure; and
(iii) a decrease in selling and marketing costs of PowerSpring, which is no longer operating as a separate subsidiary.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Prior to the required adoption of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" on

January 1, 2002, Southern Flow, Metretek Florida, and PowerSecure also amortized other intangible assets with indefinite useful lives including customer list and goodwill. Depreciation and amortization expenses for the six month period 2002 decreased $410,000, or 55%, compared to the six month period 2001. The decrease in depreciation and amortization expense primarily reflects a reduction of amortization expense in the amount of $233,000, $97,000, and $5,000 at Southern Flow, Metretek Florida, and PowerSecure, respectively, related to goodwill and other intangible assets with indefinite useful lives, which are no longer amortized under FAS 142. The remaining decrease is due primarily to reduced depreciation on surplus property plant and equipment items previously held by PowerSpring prior to its termination that was disposed of throughout 2001.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the six month period 2002 decreased $10,000, or 4%, compared to the six month period 2001. The slight decrease is due entirely to reduced personnel related product development expenses at Metretek Florida.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the six month period 2002 increased $6,000, or 8%, compared to the six month period 2001. The increase reflects increased borrowings throughout the six month period 2002 compared to the six month period 2001 partially offset by the effects of reduced interest rates on borrowings during the six month period 2002 compared to the six month period 2001.

         Nonrecurring charges for the six month period 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. There were no similar nonrecurring charges in the six month period 2001.

QUARTERLY FLUCTUATIONS

         Our revenues, expenses, margins, net income and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and from year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:

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

     -    budgeting cycles of utilities and other large customers;

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

         PowerSecure's operations generated revenues for the first time during the second quarter of 2001. Although PowerSecure has a limited operating history, we expect the revenues, costs, gross margins, cash flow, net income and other operating results of PowerSecure to vary from quarter-to-quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues will depend in large part upon the timing of projects being awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through June 30, 2002, virtually all of PowerSecure's revenues constituted non-recurring revenues, but a greater proportion of PowerSecure's revenues will be from recurring sources in future years if PowerSecure is able to successfully develop and market its "company-owned" business platform.

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

         Due to all of these factors and the other risks discussed in this Report, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

         In addition, we anticipate that the cash flow requirements of PowerSecure, primarily to finance turn-key distributed generations projects but also to commence funding PowerSecure's "company-owned" projects, will require significant capital during 2002.

         We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of June 30, 2002, we had working capital of $2,713,000, including $889,000 in cash and cash equivalents, compared to working capital of $3,537,000 on December 31, 2001, which included $696,000 in cash and cash equivalents. Our working capital balances at June 30, 2002 and December 31, 2001 have each been reduced by the balance of the note payable (the "Scient Note") to Scient Corporation ("Scient"). The amount due under the Scient Note is in dispute, and we do not believe we owe Scient any further amounts thereunder. However, due to the March 31, 2002 stated maturity date of the Scient Note, the entire balance of the Scient Note ($2.5 million) is carried on our consolidated financial statements as a current liability as of June 30, 2002 and December 31, 2001, even though Scient has indefinitely stayed our obligation to make any further payments on the Scient Note pending resolution of the dispute. In July 2002, Scient filed for Chapter 11 bankruptcy protection. Until this dispute is finally resolved, we cannot predict the amount, if any, of any further payments we will be required to make under the Scient Note, or the effects of such resolution on our liquidity, financial condition or results of operations.

         Net cash provided by operating activities was $456,000 for the six months ended June 30, 2002, consisting of approximately $1,202,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $746,000 of cash used in operations, before changes in assets and liabilities. This compares to net cash provided by operating activities of $2,219,000 during the same period in 2001, of which $355,000 was attributable to cash provided by operations, before changes in assets and liabilities, and $1,864,000 provided by changes in working capital and other asset and liability accounts.

         Net cash used by investing activities was $107,000 for the six months ended June 30, 2002, as compared to $186,000 during the same period in 2001. The majority of the net cash used by investing activities during the six months ended June 30, 2002 was attributable to the purchase of equipment items at Southern Flow and Metretek Florida. The reduction in net cash used by investment activities compared to the same period in 2001 was attributable to a reduction in capitalized software development costs.

         Net cash used by financing activities was $156,000 for the six months ended June 30, 2002, compared to net cash used by financing activities of $1,111,000 during the same period in 2001. The net cash used by financing activities during the six months ended June 30, 2002 represented net payments on our line of credit and payments on our mortgage loan. Virtually all of the net cash used by financing activities during the comparable period in 2001 was attributable to net payments on our line of credit, payments on notes payable, and payments on capital lease obligations.

         During the remainder of 2002, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $275,000 during the six months ended June 30, 2002. We anticipate that our research and development expenses in fiscal 2002 will total approximately $600,000, virtually all of which will be directed to Metretek Florida's business.

         Our capital expenditures during the six months ended June 30, 2002 were approximately $108,000. We anticipate capital expenditures in fiscal 2002 of approximately $250,000, primarily for the purchase of equipment to be used in Southern Flow's and PowerSecure's businesses. However, the development of PowerSecure's "company-owned" business will require and depend upon us raising substantial additional capital. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

         In September 2001, Southern Flow entered into a Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Business Credit, Inc., providing for a $2,000,000 credit facility (the "Credit Facility"). As of June 30, 2002, Southern Flow had a borrowing base of $1,365,720 under the Credit Facility, of which $873,098 had been borrowed (virtually all of that amount had been advanced to fund the business of PowerSecure), leaving $492,622 in unused Credit Facility availability.

         Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under the Credit Facility and under a proposed additional credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments, other than the development of the "company-owned" business of PowerSecure. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See "Additional Factors that May Affect Future Results." We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity, including the proposed additional credit facility, will be available when needed.

         For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

     - We expect that the costs of financing the continuing and anticipated development and growth of PowerSecure, including the equipment, labor and other capital costs of significant turn-key projects that arise from time to time depending on backlog and customer requirements and similar costs that would be associated with developing distributed generation systems for its company-owned business package, will require us to raise significant additional funds, beyond our current capital resources.

     - From time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will probably require us to raise additional capital, as of the date of this Report, we have not entered into any agreement committing us to any such acquisition.

     - We continually evaluate our opportunity to raise additional funds in order to improve our financial position as well as our cash flow requirements, and may seek additional capital in order to take advantage of such an opportunity or to meet changing cash flow requirements.

     - An adverse resolution related to the dispute as to the amount we owe under the Scient Note could also significantly increase our cash requirements beyond our available capital resources.

     - Unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales.

         We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. However, our ability to obtain additional capital when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, a capital raising financing could require the consent of the Lender or of the holders of our Series B Preferred Stock or both. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to the Lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

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

         We adopted the provisions of FAS 141 and 142 effective January 1, 2002. The non-amortization provisions of FAS 142 resulted in a $335,000 reduction in our net loss applicable to common shareholders in the six months 2002, and is expected to reduce our full-year net loss or increase our full-year net income applicable to common shareholders by approximately $675,000. We have determined that the transitional impairment provisions of FAS 142 had no impact on our consolidated financial statements at June 30, 2002.

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

         Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove incorrect or by known or unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

     -    our history of losses and no assurance of future profitability;
     - our ability to obtain, on favorable terms if at all, and to maintain a sufficient amount of capital and liquidity to meet our operating and capital requirements and growth needs, especially the funding requirements of PowerSecure's turn-key projects that require significant project financing, including the sufficiency of the Credit Facility and our ability to obtain an additional credit facility;

     - our ability to successfully and timely develop, market and operate PowerSecure's systems, including its products, services, and technologies, and also including new and future platforms and offerings;
     - the effects of pending and future lawsuits, including the expenses of defending claims against us and the effects of the ultimate resolution thereof;
     - our lack of operating history in our new businesses and the unproven business models in our PowerSecure business;
     - the complexity, uncertainty and time constraints associated with the development and market acceptance of new product and service designs and technologies;
     - the effects of intense competition in our markets, including the introduction of competitors' products, services and technologies and our timely and successful response thereto, and our ability to successfully compete in those markets;
     - utility purchasing patterns and delays and potential changes to the federal and state regulatory frameworks within which the utility industry operates;
     - fluctuations in our operating results, and the long and variable ales cycles of many of our products and services;
     - restrictions imposed on us by the terms of our Series B Preferred Stock and our Credit Facility;
     - the effects and timing of the resolution of any dispute with Scient over payment obligations;
     - the negative effect that dividends on our Series B Preferred Stock have on our results of operations;
     - the effect of rapid technologic changes on our ability to maintain competitive products, services and technologies;
     - our ability to attract, retain and motivate key management, technical and other critical personnel;
     - our ability to secure and maintain key contracts, business relationships and alliances;
     - our ability to make successful acquisitions and in the future to successfully integrate and utilize any acquired product lines, key employees and businesses;
     - changes in the energy industry in general, and technological and market changes in the natural gas and electricity industries in particular;
     - the impact and timing of the deregulation of the natural gas and electricity markets;
     -    our ability to manage the anticipated growth of PowerSecure;
     - the capital resources, technological requirements, and internal business plans of the natural gas and electricity utilities industry;
     - restrictions on our capital raising ability imposed by the terms of the Credit Facility and the Series B Preferred Stock;
     - dividends on the Series B Preferred Stock increasing our future net loss available to common shareholders and net loss per share;
     - general economic and business conditions, including downturns in market conditions;
     - effects of changes in product mix on our expected gross margins and net income;
     -    risks inherent in international operations;
     -    risks associated with our management of private energy programs;
     -    the receipt and timing of future customer orders;
     - unexpected events affecting our ability to obtain funds from operations, debt or equity to finance operations, pay interest and other obligations, and fund needed capital expenditures and other investments;
     - our ability to protect our technology, including our proprietary information, and our intellectual property rights;
     - the effects of recent terrorist activities and resulting military and other actions;
     - the effects of the potential delisting of the Common Stock from the Nasdaq National Market;
     - the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas and electricity industries in particular; and
     - other risks, uncertainties and other factors that are discussed in this report or that are discussed from time to time in our other reports and filings with the SEC and the exhibits to such filings, including but not limited to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and current reports on Form 8-K that are filed thereafter.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         No material changes from the disclosure set forth in the same item in the Company's Form 10-QSB for the quarterly period ended March 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders, held on June 13, 2002, the following proposals were submitted to and approved by the stockholders of the Company:

         PROPOSAL 1:    To elect one director for a three-year term expiring at
                        the 2005 Annual Meeting of Stockholders:

                                                For             Withhold
                                                ---             --------

                  A. Bradley Gabbard          4,801,907           16,582

         PROPOSAL 2:    To ratify the appointment by the Board of Directors
                        of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

                            For           Against             Abstain
                            ---           -------             -------

                         4,801,027           2,396               15,066



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

               99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  FORM 8-K

               The Company filed the following Current Reports on Form 8-K since March 31, 2002.

Filing Date           Item No.       Description
-----------           --------       -----------

June 6, 2002           5,7           Transfer of Common Stock Listing
                                     to the Nasdaq SmallCap Market
                                     and announced letter of intent to
                                     sell PowerSecure, Inc.

July 16, 2002          5,7           Termination of letter of intent to
                                     sell PowerSecure, Inc.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     METRETEK TECHNOLOGIES, INC.



Date:    August 12, 2002             By:  /s/ W. Phillip Marcum
                                        ----------------------------------------
                                        W. Phillip Marcum
                                        President and Chief Executive Officer




Date:    August 12, 2002             By: /s/ A. Bradley Gabbard
                                        ----------------------------------------
                                        A. Bradley Gabbard
                                        Executive Vice President
                                        and Chief Financial Officer