Form 10QSB
period 2002-09-30
METRETEK TECHNOLOGIES INC
filed 2002-11-12
CIK 882154

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         As of November 1, 2002 there were 6,077,764 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format

                               Yes            No
                                   ---           ---

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Unaudited Consolidated Balance Sheets -
                      September 30, 2002 and December 31, 2001                     3

             Unaudited Consolidated Statements of Operations -
                      For the Three and Nine Months Ended September 30, 2002
                              and September 30, 2001                               5

             Unaudited Consolidated Statements of Cash Flows -
                      For the Nine Months Ended September 30, 2002 and
                              September 30, 2001                                   6

             Notes to Unaudited Consolidated Financial Statements                  7

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         15

Item 3.      Controls and Procedures                                              33

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                    34

Item 2.      Changes in Securities and Use of Proceeds                            37

Item 3.      Defaults Upon Senior Securities                                      37

Item 6.      Exhibits and Reports on Form 8-K                                     38

Signatures                                                                        39

Certifications                                                                    40

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                       September 30,    December 31,
                                                                            2002             2001
                                                                       -------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $   614,192      $   696,076
  Trade receivables, net of allowance for doubtful accounts
    of $117,026 and $169,632, respectively                                6,136,478        4,980,419
  Other receivables                                                           2,804           14,929
  Inventories                                                             3,047,526        3,135,297
  Prepaid expenses and other current assets                               1,004,563          559,562
                                                                        -----------      -----------

      Total current assets                                               10,805,563        9,386,283
                                                                        -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                               3,983,236        4,150,686
  Vehicles                                                                   50,227           50,227
  Furniture and fixtures                                                    578,625          561,664
  Land, building and improvements                                           737,525          736,388
                                                                        -----------      -----------
      Total property, plant and equipment, at cost                        5,349,613        5,498,965
  Less accumulated depreciation                                           3,428,175        3,318,054
                                                                        -----------      -----------

      Property, plant and equipment, net                                  1,921,438        2,180,911
                                                                        -----------      -----------

OTHER ASSETS:
  Customer list                                                           5,046,459        5,046,459
  Goodwill                                                                2,361,472        2,361,472
  Patents and capitalized software development, net of accumulated
   amortization of $905,193 and $818,065, respectively                      408,577          489,860
  Other assets                                                              550,725          691,042
                                                                        -----------      -----------

      Total other assets                                                  8,367,233        8,588,833
                                                                        -----------      -----------

TOTAL                                                                   $21,094,234      $20,156,027
                                                                        ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                 METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                        September 30,      December 31,
                                                                            2002               2001
                                                                        -------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  2,408,229       $  1,405,632
  Accrued and other liabilities                                            2,858,735          1,964,513
  Notes payable                                                            2,479,757          2,479,172
                                                                        ------------       ------------

      Total current liabilities                                            7,746,721          5,849,317
                                                                        ------------       ------------

LONG-TERM NOTES PAYABLE                                                    1,374,009          1,268,024
                                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                        8,293,231          7,680,217
                                                                        ------------       ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized;
    6,077,764 shares issued and outstanding                                   60,778             60,778
  Additional paid-in-capital                                              55,116,789         55,116,789
  Accumulated other comprehensive loss                                       (39,275)           (65,935)
  Accumulated deficit                                                    (51,458,019)       (49,753,163)
                                                                        ------------       ------------

      Total stockholders' equity                                           3,680,273          5,358,469
                                                                        ------------       ------------

TOTAL                                                                   $ 21,094,234       $ 20,156,027
                                                                        ============       ============




See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                           -------------------------------       -------------------------------
                                               2002               2001               2002               2001
REVENUES:
  Sales and services                       $  8,006,559       $  5,960,692       $ 20,477,549       $ 22,239,529
  Other                                          11,918            (30,577)             4,796            269,121
                                           ------------       ------------       ------------       ------------

      Total revenues                          8,018,477          5,930,115         20,482,345         22,508,650
                                           ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
  Cost of sales and services                  5,976,167          4,260,904         15,145,017         16,758,390
  General and administrative                  1,324,460          1,381,268          4,031,372          4,146,543
  Selling, marketing and service                383,175            355,167          1,105,807          1,031,099
  Depreciation and amortization                 154,124            344,617            486,344          1,086,631
  Research and development                      137,290            288,170            411,798            572,958
  Interest, finance charges and other            49,418             33,815            136,345            114,635
  Nonrecurring charges                                -                  -            257,504                  -
                                           ------------       ------------       ------------       ------------

      Total costs and expenses                8,024,634          6,663,941         21,574,187         23,710,256
                                           ------------       ------------       ------------       ------------

OPERATING LOSS                                   (6,157)          (733,826)        (1,091,842)        (1,201,606)

INCOME TAXES                                          -                  -                  -                  -
                                           ------------       ------------       ------------       ------------

NET  LOSS                                        (6,157)          (733,826)        (1,091,842)        (1,201,606)

PREFERRED STOCK
  DEEMED DISTRIBUTION                          (207,549)          (180,477)          (613,014)          (541,430)
                                           ------------       ------------       ------------       ------------

NET LOSS APPLICABLE
  TO COMMON SHAREHOLDERS                   $   (213,706)      $   (914,303)      $ (1,704,856)      $ (1,743,036)
                                           ============       ============       ============       ============

NET LOSS PER COMMON
  SHARE, BASIC AND DILUTED                 $      (0.04)      $      (0.15)      $      (0.28)      $      (0.29)
                                           ============       ============       ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING,
  BASIC AND DILUTED                           6,077,764          6,077,764          6,077,764          6,015,604
                                           ============       ============       ============       ============


See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                               -----------------------------
                                                                   2002              2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(1,091,842)      $(1,201,606)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                486,344         1,086,631
      Loss on disposal of property, plant and equipment              7,665            87,425
  Changes in other assets and liabilities:
      Trade receivables                                         (1,156,059)          416,621
      Inventories                                                   87,771          (423,707)
      Other current assets                                        (432,876)          335,978
      Other noncurrent assets                                      140,317           114,428
      Accounts payable                                           1,002,597           125,220
      Accrued and other liabilities                                920,882           120,641
                                                               -----------       -----------
      Net cash (used in) provided by operating activities          (35,201)          661,631
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to capitalized software development                     (5,845)         (476,834)
  Purchases of property, plant and equipment                      (148,908)         (117,632)
  Proceeds from sale of property, plant and equipment                1,500           323,810
                                                               -----------       -----------
      Net cash used in investing activities                       (153,253)         (270,656)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                      112,309        (1,011,541)
  Proceeds from new line of credit                                                 1,172,356
  Payments on notes payable                                                         (125,000)
  Payments on mortgage loan and capital lease obligations           (5,739)         (205,162)
                                                               -----------       -----------
      Net cash provided by (used in) financing activities          106,570          (169,347)
                                                               -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (81,884)          221,628

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                              696,076           468,813
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   614,192       $   690,441
                                                               ===========       ===========


See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               As of September 30, 2002 and December 31, 2001 and
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001


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

         As a result of the adoption of the new accounting method described above, sales and service revenues for the nine months ended September 30, 2002 increased $3,062,711 and net loss for the period ended September 30, 2002 decreased $648,522, or $0.11 per share. There was no financial statement effect on any period prior to December 31, 2001, as a result of the adoption of the new accounting method, due to the short-term nature of PowerSecure's contracts through December 31, 2001.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements significantly modify the accounting for business combinations, goodwill, and intangible assets. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that do not have an indefinite life continue to be amortized over their estimated useful lives. The Company has determined that the transitional impairment provisions of FAS 142 had no impact on its consolidated financial statements.

         The following table reflects unaudited pro forma results of operations of the Company, giving effect to FAS 142 as if it were adopted on January 1, 2001:

                                                    THREE MONTHS        NINE MONTHS
                                                       ENDED               ENDED
                                                 SEPTEMBER 30, 2001  SEPTEMBER 30, 2001
                                                 ------------------  ------------------
Net loss applicable to
     common shareholders, as reported               $  (914,303)        $(1,743,036)
Add back: amortization expense, net of tax              170,352             504,969
                                                    -----------         -----------
Pro forma net loss applicable
     to common shareholders                         $  (743,951)        $(1,238,067)
                                                    ===========         ===========

Net loss per common share, basic and diluted
   As reported                                      $     (0.15)        $     (0.29)
                                                    ===========         ===========
   Pro forma                                        $     (0.12)        $     (0.21)
                                                    ===========         ===========








         RECLASSIFICATION - Certain 2001 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net loss or stockholders' equity.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 2002 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001.

2. COMPREHENSIVE LOSS

         The Company's comprehensive loss for the nine months ended September 30, 2002 and 2001 was $1,065,182 and $1,251,029, respectively. The Company's comprehensive loss includes net loss and foreign currency translation adjustments.

3. NONRECURRING CHARGES

         Nonrecurring charges for the nine months ended September 30, 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. At September 30, 2002, the balance of unpaid termination benefits included in accrued and other liabilities was $158,028.

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

         On August 12, 2002, the Metretek Defendants filed third party claims against IFG Network Securities, Inc. ("IFG") and Pringle & Herigstad, P.C., seeking contribution under Colorado law.

         On October 17, 2002, the Denver Court granted a stipulated motion by the parties for an extension of time to serve notice of trial setting until December 16, 2002. Accordingly, as of the date of this Report, a trial date had not been set in the Class Action and no significant discovery had been conducted.

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

         At the present time, the Company cannot predict the outcome of this litigation or the impact the resolution of these claims will have on its business, financial position or results of operations. The Company and the Metretek Defendants dispute the allegations of wrongdoing in these cases and intend to vigorously defend the claims against them and to vigorously pursue appropriate cross-claims and third party claims. However, an adverse judgment against the Company in the foregoing litigation could have a material adverse effect on its business, financial condition and results of operations.

         During 1999 and 2000, the Company retained Scient Corporation ("Scient"), an "eBusiness" consultant, to design and install an eBusiness program that would enable the Company to provide its energy management services to commercial customers via an Internet project, which was called "PowerSpring" (the "PowerSpring Project"). In connection with the PowerSpring Project, the Company paid Scient approximately $7 million in fees and expenses, as part of a total investment by the Company in PowerSpring in excess of $15.6 million.

         In September 2000, as Scient's engagement was being terminated, the Company issued a non-negotiable promissory note to Scient for approximately $2.8 million (the "Scient Note") for the outstanding balance of services invoiced by Scient in connection with the PowerSpring Project. The Scient Note provided for payments by the Company in quarterly installments $250,000 each until March 31, 2002, at which time the remaining balance of the Scient Note was to be paid in full. In June 2001, after the Company discovered fraudulent activity by Scient and uncovered other matters of dispute in connection with Scient's services and billings, Scient agreed to suspend the Company's payment obligations under the Scient Note until the amount of the fraudulent activity could be resolved. In May 2002, Scient's engagement manager in charge of the PowerSpring Project pleaded guilty to federal wire fraud and mail fraud charges stemming primarily from his activities during Scient's engagement by the Company.

         In July 2002, Scient filed for Chapter 11 bankruptcy protection. Although the Company and Scient never resolved the amount in dispute, on October 17, 2002, Metretek received a letter from Scient's counsel purporting to constitute notice by Scient that the Company was in breach of the Scient Note for failing to make payments and threatening to initiate enforcement proceedings if the remaining balance, which as of the date hereof is approximately $2.5 million, was not paid in full. In November 2002, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York, seeking to have that court compel Scient and its successors to arbitrate the dispute related to the Scient Note in accordance with an arbitration provision in the Company's agreement with Scient. The Company has also filed a $15.6 million proof of claim against Scient's estate in the bankruptcy court. The Company intends to vigorously challenge Scient's assertion that the Company has any remaining obligations under the Scient Note and to vigorously pursue its proof of claim against Scient's estate. However, the Company cannot provide any assurance that it will prevail in its dispute with Scient. An adverse resolution in this matter requiring the Company to make further payments under the Scient Note could have material adverse effect on liquidity, financial condition and results of operations of the Company.

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

         The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30,

2002, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure. To date, PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

         The operations of the Company's automated energy data management segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek Florida also provides energy data collection and management services and post-sale support services for its manufactured products. In June 2002, Metretek Florida formed Metretek Contract Manufacturing Company, Inc. ("MCM") to conduct and expand its contract manufacturing operations.

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

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                      -------------------------         -------------------------
                                        2002             2001             2002             2001
REVENUES:
   Southern Flow                      $  2,986         $  3,190         $  9,342         $  9,700
   PowerSecure                           3,326            1,414            6,480            7,742
   Metretek Florida                      1,695            1,357            4,656            4,521
   PowerSpring                                                                                277
   Other                                    11              (31)               4              269
                                      --------         --------         --------         --------
        Total                         $  8,018         $  5,930         $ 20,482         $ 22,509
                                      ========         ========         ========         ========

SEGMENT PROFIT (LOSS):
   Southern Flow                      $    428         $    320         $  1,559         $  1,184
   PowerSecure                             217                2             (226)             476
   Metretek Florida                       (180)            (485)            (693)            (934)
   PowerSpring                                                                               (612)
   Other                                  (471)            (571)          (1,732)          (1,316)
                                      --------         --------         --------         --------
        Total                         $     (6)        $   (734)        $ (1,092)        $ (1,202)
                                      ========         ========         ========         ========

CAPITAL EXPENDITURES:
   Southern Flow                      $     29         $     19         $     87         $     92
   PowerSecure                                               18               16              105
   Metretek Florida                         18               47               41              397
   Other                                                                      11
                                      --------         --------         --------         --------
        Total                         $     47         $     84         $    155         $    594
                                      ========         ========         ========         ========

DEPRECIATION AND AMORTIZATION:
   Southern Flow                      $     32         $    153         $    103         $    458
   PowerSecure                              12               13               35               20
   Metretek Florida                        104              137              331              425
   PowerSpring                                                                                134
   Other                                     6               42               17               50
                                      --------         --------         --------         --------
        Total                         $    154         $    345         $    486         $  1,087
                                      ========         ========         ========         ========

                                                          September 30,
                                                    -------------------------
                                                      2002             2001
TOTAL ASSETS:
   Southern Flow                                    $ 9,395          $  9,752
   PowerSecure                                        4,143             1,527
   Metretek Florida                                   6,345             7,248
   Other                                              1,211             1,368
                                                    -------          --------
        Total                                       $21,094          $ 19,895
                                                    =======          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the three and nine month periods ended September 30, 2002 (referred to herein as the "third quarter 2002" and "nine month period 2002", respectively) and for the three and nine month periods ended September 30, 2001 (referred to herein as the "third quarter 2001" and "nine month period 2001", respectively) and of our financial condition as of September 30, 2002 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain decisions, judgments, estimates and assumptions that we believe are reasonable based upon the information available that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001 and Note 1 to our consolidated financial statements for the three and nine month periods ended September 30, 2002 contained elsewhere in this Report provides a summary of the significant accounting policies followed in the preparation of our consolidated financial statements. Other notes to our consolidated financial statements describe various elements of our consolidated financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of our consolidated financial statements, management is committed to preparing financial statements that incorporate accounting policies, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the consolidated financial statements.

RESULTS OF OPERATIONS

         The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented.

                                   Three Months Ended                Nine Months Ended
                                     September 30,                     September 30,
                              -------------------------         -------------------------
                                2002             2001             2002             2001
                              --------         --------         --------         --------
                                         (all amounts reported in thousands)

REVENUES:
   Southern Flow              $  2,986         $  3,190         $  9,342         $  9,700
   PowerSecure                   3,326            1,414            6,480            7,742
   Metretek Florida              1,695            1,357            4,656            4,521
   PowerSpring                                                                        277
   Other                            11              (31)               4              269
                              --------         --------         --------         --------
        Total                 $  8,018         $  5,930         $ 20,482         $ 22,509
                              ========         ========         ========         ========

GROSS PROFIT:
   Southern Flow              $    785         $    777         $  2,598         $  2,515
   PowerSecure                     755              488            1,312            1,529
   Metretek Florida                490              435            1,422            1,548
   PowerSpring                                                                       (111)
                              --------         --------         --------         --------
        Total                 $  2,030         $  1,700         $  5,332         $  5,481
                              ========         ========         ========         ========

SEGMENT PROFIT (LOSS):
   Southern Flow              $    428         $    320         $  1,559         $  1,184
   PowerSecure                     217                2             (226)             476
   Metretek Florida               (180)            (485)            (693)            (934)
   PowerSpring                                                                       (612)
   Other                          (471)            (571)          (1,732)          (1,316)
                              --------         --------         --------         --------
        Total                 $     (6)        $   (734)        $ (1,092)        $ (1,202)
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

         The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2002, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure. To date, PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

         The operations of the Company's automated energy data management segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into three categories: remote data collection products; electronic corrector products; and application-specific products. Metretek Florida also provides energy data collection and management services and post-sale support services for its manufactured products. In June 2002, Metretek Florida formed Metretek Contract Manufacturing Company, Inc. ("MCM") to conduct and expand its contract manufacturing operations.

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

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the third quarter 2002 increased $2,088,000, or 35%, compared to the third quarter 2001. The increase was primarily due to increased revenues by PowerSecure and Metretek Florida, partially offset by a decrease in revenues by Southern Flow. PowerSecure revenues increased $1,912,000, or 135%, during the third quarter 2002 compared to the third quarter 2001. The increase in PowerSecure's revenues was due to the increased volume of PowerSecure's completed and in-process projects during the third quarter 2002 compared to the third quarter 2001. PowerSecure had 17 projects completed or in process during the third quarter 2002 compared to 6 projects completed (none in process) during the third quarter 2001. PowerSecure's average revenue recognized per project for completed and in-process projects was approximately $194,000 during the third quarter 2002 compared to approximately $229,000 during the third quarter 2001. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Metretek Florida's revenues increased $338,000, or 25%, during the third quarter 2002 compared to the third quarter 2001, consisting of an increase in domestic sales of $187,000 and an increase in international sales of $151,000. The increase in Metretek Florida's domestic sales was due to an increase in electronic corrector product sales and contract manufacturing revenues partially offset by a decrease in sales of remote data collection products and systems. The decrease in domestic sales of remote data collection products and systems is attributable primarily to reduced sales in the third quarter 2002 to one customer in the Midwest that has deferred its equipment orders until certain of its regulatory issues are resolved. The increase in international sales is attributable to increased electronic corrector product sales in South America and Taiwan. A comparison of Metretek Florida's aggregate product mix is as follows:



                                                                Three Months Ended September 30,
                                                           -------------------------------------------
                                                                  2002                   2001
                                                           --------------------   --------------------
                                                                   (dollar amounts in thousands)
       Metretek Florida revenues by product line:
            Remote data collection
                 products and systems                             $759     45%           $929     69%
            Electronic corrector products                          808     48%            368     27%
            Contract manufacturing services                        128      7%             60      4%
                                                           ------------           ------------

            Total                                               $1,695                 $1,357
                                                           ============           ============



Southern Flow's revenues decreased $204,000, or 6% during the third quarter 2002, compared to the third quarter 2001, primarily due to a decrease in equipment sales partially offset by an increase in chart processing and analysis and field services revenues. The reduction in Southern Flow's equipment sales was due primarily to a reduction in customer requirements for such equipment during the third quarter 2002 compared to the third quarter 2001.

         Costs and Expenses. Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the third quarter 2002 increased $1,715,000, or 40%, compared to the third quarter 2001, almost entirely attributable to the increased sales at PowerSecure. PowerSecure's cost of sales and services for the third quarter 2002 increased $1,644,000, or 178%, compared to the third quarter 2001. PowerSecure's gross profit margin after cost of sales and services declined to 22.7% for the third quarter 2002 compared to 34.5% for the third quarter 2001. The decline in PowerSecure's gross profit margin was attributable to lower margins, net to PowerSecure, from projects during the third quarter 2002 as compared to the gross profit margins from projects during the third quarter 2001. As discussed below, PowerSecure's gross profit margins, like its revenues, may vary significantly from quarter to quarter depending on the financial structure of the specific projects PowerSecure undertakes during any particular quarter. Metretek Florida's cost of sales and services for the third quarter 2002 increased $284,000, or 31%, compared to the third quarter 2001. The percentage increase in Metretek Florida's cost of sales was more than the percentage increase in revenues reflecting higher materials, personnel and related overhead costs attributable to Metretek Florida's focus on building its contract manufacturing business. As a result, Metretek Florida's overall gross profit margin decreased to 28.9% for the third quarter 2002, compared to 32.1% for the third quarter 2001. Southern Flow's cost of sales and services for the second quarter 2002 decreased $213,000, or 9%, compared to the second quarter 2001, almost entirely attributable to decreased equipment sales. Southern Flow's gross profit margin after cost of sales and services increased to 26.3% for the third quarter 2002 compared to 24.3% for the third quarter 2001. The increase in Southern Flow's gross profit margin is within the range of normal periodic margin fluctuations and reflects slightly higher margins on increased chart processing and analysis revenues offset by the decreased equipment sales, which generally have lower gross profit margins.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the third quarter 2002 decreased $57,000, or 4%, compared to the third quarter 2001, due primarily to reduced personnel, travel and overhead costs at Metretek Florida and reduced corporate overhead costs. These reductions were partially offset by increased overhead costs associated with the continued development of the business of PowerSecure during the third quarter 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the third quarter 2002 increased $28,000, or 8%, compared to the third quarter 2001. The increase in selling, marketing and service expenses is due to the net effects of the following: (i) a $43,000 increase in selling and marketing costs at Metretek Florida due to consulting, personnel, and service contract costs associated with Metretek Florida's monitoring products and services transferred from PowerSpring and now operated by Metretek Florida; and (ii) a $15,000 reduction in selling and marketing costs at PowerSecure.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Prior to the required adoption of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, Southern Flow, Metretek Florida, and PowerSecure also amortized other intangible assets with indefinite useful lives including customer list and goodwill. Depreciation and amortization expenses for the third quarter 2002 decreased $190,000, or

55%, compared to the third quarter 2001. The decrease in depreciation and amortization expense primarily reflects a reduction of amortization expense in the amount of $116,000, $46,000, and $8,000 at Southern Flow, Metretek Florida, and PowerSecure, respectively, related to goodwill and other intangible assets with indefinite useful lives, which are no longer amortized under FAS 142. The remaining decrease is due primarily to reduced depreciation on surplus property plant and equipment items previously held by PowerSpring prior to its termination that was disposed of throughout 2001.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the third quarter 2002 decreased $151,000, or 52%, compared to the third quarter 2001. The decrease is due entirely to reduced personnel related product development expenses at Metretek Florida.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the third quarter 2002 increased $16,000, or 46%, compared to the third quarter 2001. The increase reflects an increase in borrowings and higher finance charges during the third quarter 2002 compared to the third quarter 2001.

NINE MONTH PERIOD 2002 COMPARED TO NINE MONTH PERIOD 2001

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the nine month period 2002 decreased $2,026,000, or 9%, compared to the nine month period 2001. The decrease was due to decreased revenues by PowerSecure, Southern Flow and by PowerSpring. These revenue decreases were partially offset by an increase in revenues by Metretek Florida. PowerSecure revenues decreased $1,262,000, or 16%, during the nine month period 2002 compared to the nine month period 2001. The decrease in PowerSecure's revenues was due to the reduced size of PowerSecure's completed and in-process projects during the nine month period 2002 compared to the nine month period 2001. The effect on revenues of the reduced size of PowerSecure's projects was partially offset by the effects of an increase in volume of projects during the nine month period 2002 compared to the nine month period 2001. PowerSecure had 23 projects completed or in process during the nine month period 2002 compared to 11 projects completed (none in process) during the nine month period 2001. PowerSecure's average revenue per project for completed and in-process projects was approximately $278,000 during the nine month period 2002 compared to approximately $700,000 during the nine month period 2001. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Southern Flow's revenues decreased $358,000, or 4% during the nine month period 2002, compared to the nine month period 2001, primarily due to a decrease in equipment sales which was partially offset by an increase in chart processing and analysis and field services revenues. The reduction in Southern Flow's equipment sales was due primarily to a reduction in customer requirements for such equipment during the nine month period 2002 compared to the nine month period 2001. PowerSpring's revenues decreased by $532,000 during the nine month period 2002, compared to the nine month period 2001, which included approximately $255,000 in other revenues related to the termination of PowerSpring effective March 31, 2001. PowerSpring's monitoring products and services, now operated by Metretek Florida, generated approximately $62,000 of domestic revenues at Metretek Florida during the nine month period 2002. Metretek Florida's revenues increased $135,000, or 3%, during the nine month period 2002 compared to the nine month period 2001, consisting of an increase in international sales of $164,000 partially offset by a decrease in domestic sales of $29,000. The increase in international sales is primarily attributable to an increase in sales of Metretek Florida's electronic corrector product in South America and Taiwan. The decrease in Metretek Florida's domestic sales was primarily due to a decrease in sales of remote data collection products and systems and a decrease in sales of electronic corrector products partially offset by in increase in revenues from contract manufacturing activities. A comparison of Metretek Florida's aggregate product mix is as follows:

                                                                  Nine Months Ended September 30,
                                                          --------------------------------------------
                                                                  2002                   2001
                                                          --------------------    --------------------
                                                                  (dollar amounts in thousands)
       Metretek Florida revenues by product line:
            Remote data collection
                 products and systems                           $2,868    61%          $2,951     65%
            Electronic corrector products                        1,477    32%           1,348     30%
            Contract manufacturing services                        311     7%             222      5%
                                                          -------------           ------------

            Total                                               $4,656                 $4,521
                                                          =============           ============




         Costs and Expenses. Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the nine month period 2002 decreased $1,613,000, or 10%, compared to the nine month period 2001, attributable to the lower sales at PowerSecure, Southern Flow, and PowerSpring partially offset by increased sales at Metretek Florida. PowerSecure's cost of sales and services for the nine month period 2002 decreased $1,045,000, or 17%, compared to the nine month period 2001. PowerSecure's gross profit margin after cost of sales and services increased slightly to 20.2% for the nine month period 2002 compared to 19.8% for the nine month period 2001. Southern Flow's cost of sales and services for the nine month period 2002 decreased $442,000, or 6%, compared to the nine month period 2001, despite only a 4% decrease in revenues. As a result, Southern Flow's gross profit margin after cost of sales and services increased to 27.8% for the nine month period 2002 compared to 25.9% for the nine month period 2001. The increase in Southern Flow's gross profit margin reflects slightly higher margins on increased chart processing and analysis and field service revenues offset by the decreased equipment sales, which generally have lower gross profit margins. PowerSpring's cost of sales and services decreased by $388,000 during the nine month period 2002, compared to the nine month period 2001 due to the termination of PowerSpring as a separate operating entity effective March 31, 2001. Metretek Florida's cost of sales and services for the nine month period 2002 increased $261,000, or 9%, compared to the nine month period 2001. The percentage increase in Metretek Florida's cost of sales was more than the percentage increase in revenues reflecting higher materials, personnel and related overhead costs attributable to sales of its remote data collection products and systems, electronic corrector products, and contract manufacturing activities. As a result, Metretek Florida's overall gross profit margin decreased to 30.6% for the nine month period 2002, compared to 34.3% for the nine month period 2001.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the nine month period 2002 decreased $115,000, or 3%, compared to the nine month period 2001, due primarily to reduced personnel, travel and overhead costs at Metretek Florida; reduced corporate overhead costs; and the 2001 termination of PowerSpring as a separate operating entity. These reductions were partially offset by increased overhead costs associated with the continued development of the business of PowerSecure during the nine month period 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the nine month period 2002 increased $75,000, or 7%, compared to the nine month period 2001. The increase in selling, marketing and service expenses is due to the offsetting effects of the following: (i) an increase in selling and marketing costs at Metretek Florida due to consulting, personnel, and service contract costs associated with Metretek Florida's monitoring products and services transferred from PowerSpring and now operated by Metretek Florida; (ii) an increase in selling and marketing costs related to the continued business development activities of PowerSecure; and (iii) a decrease in selling and marketing costs of PowerSpring, which is no longer operating as a separate subsidiary.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Prior to the required adoption of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, Southern Flow, Metretek Florida, and PowerSecure also amortized other intangible assets with indefinite useful lives including customer list and goodwill. Depreciation and amortization expenses for the nine month period 2002 decreased $600,000, or 55%, compared to the nine month period 2001. The decrease in depreciation and amortization expense primarily reflects a reduction of amortization expense in the amount of $349,000, $143,000, and $13,000 at Southern Flow, Metretek Florida, and PowerSecure, respectively, related to goodwill and other intangible assets with indefinite useful lives, which are no longer amortized under FAS 142. The remaining decrease is due primarily to reduced depreciation on surplus property plant and equipment items previously held by PowerSpring prior to its termination that was disposed of throughout 2001.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the nine month period 2002 decreased $161,000, or 28%, compared to the nine month period 2001. The decrease is due entirely to reduced personnel related product development expenses at Metretek Florida.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the nine month period 2002 increased $22,000, or 19%, compared to the nine month period 2001. The increase reflects increased borrowings and higher finance charges during the nine month period 2002 compared to the nine month period 2001.

         Nonrecurring charges for the nine month period 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. There were no similar nonrecurring charges in the nine month period 2001.

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

    - the success of our brand building and marketing campaigns for our PowerSecure and other products and services;

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

    -     changes in our operating expenses;

    - the development and maintenance of business relationships with strategic partners; and

    -     the success of our efforts to restructure the business of Metretek
          Florida.

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

         PowerSecure's operations generated revenues for the first time during the second quarter of 2001. Although PowerSecure has a limited operating history, we expect the revenues, costs, gross margins, cash flow, net income and other operating results of PowerSecure to vary from quarter-to-quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues will depend in large part upon the timing of projects being awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through September 30, 2002, virtually all of PowerSecure's revenues constituted non-recurring revenues from sales of distributed generating systems on a "turn-key" basis to its customers.

         Metretek Florida historically derives substantially all of its revenues from sales of its products and services to the utility industry. Metretek Florida has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the utility industry operates. The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. In addition, Metretek Florida has implemented several managerial and structural changes to enhance its focus on contract manufacturing activities. If successful, these efforts may result in a higher percentage of revenues derived from sources other than the utility industry. Such revenues may or may not be more predictable than Metretek Florida's historical revenues from sales of its products and services to the utility industry.

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

         In addition, we anticipate that the cash flow requirements of PowerSecure, primarily to finance "turn-key" distributed generation projects but also to finance future significant "company-owned" projects, if any, will require significant capital in future periods.

         We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. At September 30, 2002, we had working capital of $3,059,000, including $614,000 in cash and cash equivalents, compared to working capital of $3,537,000 at December 31, 2001, which included

$696,000 in cash and cash equivalents. Our working capital balances at September 30, 2002 and December 31, 2001 have each been reduced by the balance of the note payable (the "Scient Note") to Scient Corporation ("Scient"). The amount due under the Scient Note is in dispute, and we do not believe we owe Scient any further amounts thereunder. However, due to the March 31, 2002 stated maturity date of the Scient Note and the recent demand for payment in full thereon made by Scient, the entire balance of the Scient Note ($2.5 million) is carried on our consolidated financial statements as a current liability at September 30, 2002 and December 31, 2001. In July 2002, Scient filed for Chapter 11 bankruptcy protection. We have commenced proceedings in the bankruptcy court in an effort to obtain resolution of the dispute as to the Scient Note (see Note 4 to our Consolidated Financial Statements). Until this dispute is finally resolved, we cannot predict the amount, if any, of any further payments we will be required to make under the Scient Note, or the effects of such resolution on our liquidity, financial condition or results of operations.

         Net cash used in operating activities was $35,000 for the nine month period 2002, consisting of $598,000 of cash used in operations, before changes in assets and liabilities, and $563,000 of cash provided by changes in working capital and other asset and liability accounts. This compares to net cash provided by operating activities of $662,000 during the nine month period 2001, of which $27,000 was attributable to cash used in operations, before changes in assets and liabilities, and $689,000 of cash provided by changes in working capital and other asset and liability accounts.

         Net cash used in investing activities was $153,000 for the nine month period 2002, as compared to $271,000 used in investing activities during the nine month period 2001. The majority of the net cash used in investing activities during the nine month period 2002 was attributable to the purchase of equipment items at Southern Flow and Metretek Florida. The reduction in net cash used in investing activities for the nine month period 2002 compared to the nine month period 2001 was attributable to a reduction in capitalized software development costs.

         Net cash provided by financing activities was $107,000 for the nine month period 2002 compared to net cash used in financing activities of $169,000 during the nine month period 2001. The net cash provided by financing activities during the nine month period 2002 represented net borrowings on Metretek Florida's new line of credit offset, in part, by net payments on Southern Flow's line of credit and payments on our mortgage loan. The net cash used in financing activities during the nine month period 2001 was attributable to initial proceeds from Southern Flow's line of credit, offset by payments on a prior existing line of credit, payments on notes payable, and payments on capital lease obligations.

         During the remainder of 2002, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $412,000 during the nine month period 2002. We anticipate that our research and development expenses in fiscal 2002 will total approximately $575,000, virtually all of which will be directed to

Metretek Florida's business.

         Our capital expenditures during the nine month period 2002 were approximately $155,000. We anticipate additional capital expenditures in fiscal 2002 of approximately $350,000, primarily for the purchase of equipment to be used in Metretek Florida's contract manufacturing business. We expect to finance approximately $240,000 of the remaining fiscal 2002 capital expenditures from additional borrowings made available from a Term Loan with our current lender.

         In September 2001, Southern Flow entered into a Credit and Security Agreement (the "Southern Flow Credit Agreement") with Wells Fargo Business Credit, Inc. ("Wells Fargo"), providing for a $2,000,000 credit facility (the "Southern Flow Credit Facility"). Southern Flow is permitted to advance funds under the Southern Flow Credit Facility to Metretek Technologies, PowerSecure and Metretek Florida, which have guaranteed the obligations of Southern Flow under the Southern Flow Credit Facility, provided that total inter-company indebtedness owing from all the guarantors to Southern Flow may not exceed the greater of the amount of the borrowing base less $150,000 or the cumulative net income of Southern Flow from January 1, 2001. At September 30, 2002, Southern Flow had a borrowing base of $1,444,000 under the Southern Flow Credit Facility, of which $806,000 had been borrowed, leaving $638,000 available to borrow. The Southern Flow Credit Facility refinanced our prior credit facility with National Bank of Canada.

         In September 2002, Metretek Florida entered into a Credit and Security Agreement (the "Metretek Florida Credit Agreement" and, collectively with the Southern Flow Credit Agreement, the "Credit Agreement") with Wells Fargo, providing for a $1,000,000 credit facility (the "Metretek Florida Credit Facility" and, collectively with the Southern Flow Credit Facility, the "Credit Facility"). The Metretek Florida Credit Facility operates as an extension of the Southern Flow Credit Facility. Metretek Florida is permitted to advance funds under the Metretek Florida Credit Facility to Metretek Technologies, PowerSecure, Southern Flow and MCM, which have guaranteed the obligations of Metretek Florida under the Metretek Florida Credit Facility, provided that after making such advances the Metretek Florida Credit Facility availability is not less than $100,000 and that total advances to the guarantors do not exceed $500,000 during 2002. At September 30, 2002, Metretek Florida had a borrowing base of $686,000 under the Metretek Florida Credit Facility, of which $332,000 had been borrowed, leaving $354,000 available to borrow.

         The Credit Facility, which constitutes our primary credit agreement, has been and is expected to continue to be used primarily to fund the operations and growth of PowerSecure, as well as the operations of Metretek Florida and Southern Flow. The Credit Facility contains various financial and other affirmative and negative covenants, provides for minimum interest charges and unused credit line and termination fees, and matures on September 30, 2004. The Credit Facility is secured by a first priority security interest in virtually all of the assets of Metretek Technologies, Southern Flow, PowerSecure, Metretek Florida and MCM.

         While the Credit Facility will restrict our ability to sell or finance our subsidiaries without the consent of Wells Fargo, in the event that we are able to secure debt or equity financing for a subsidiary that is a guarantor or the sale or merger of such subsidiary and such subsidiary repays all advances made to it under the Credit Facility, then Wells Fargo has agreed to terminate the applicable restrictions in the Credit Facility relating to such subsidiary as a guarantor.

         Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments, other than the development of the "company-owned" business of PowerSecure. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See "Additional Factors that May Affect Future Results." We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

         For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

    - We expect that the costs of financing the continuing and anticipated development and growth of PowerSecure, including the equipment, labor and other capital costs of significant turn-key projects that arise from time to time depending on backlog and customer requirements, will, and that similar costs that would be associated with developing any future distributed generation systems for its company-owned business package, would, require us to raise significant additional funds, beyond our current capital resources.

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

    - An adverse resolution related to claims pending or that arise from time to time against us, including but not limited to the dispute as to the amount we owe under the Scient Note, could also significantly increase our cash requirements beyond our available capital resources.

    - Unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales.

         We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. However, our ability to obtain additional capital when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, a capital raising financing could require the consent of our current lender or of the holders of our Series B Preferred Stock or both. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our current lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

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

         We adopted the provisions of FAS 141 and 142 effective January 1, 2002. The non-amortization provisions of FAS 142 resulted in a $505,000 reduction in our net loss applicable to common shareholders in the nine months ended September 30, 2002, and is expected to reduce our full-year net loss or increase our full-year net income applicable to common shareholders by approximately $675,000. We have determined that the transitional impairment provisions of FAS 142 had no impact on our consolidated financial statements at September 30, 2002.

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

         In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 is not expected to have a material effect on our financial position or results of operations.

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

    - our ability to obtain, on favorable terms if at all, and to maintain a sufficient amount of capital and liquidity to meet our operating and capital requirements and growth needs, especially the funding requirements of PowerSecure's turn-key projects that require significant project financing, including the sufficiency of our Credit Facility;

    - our ability to successfully and timely develop, market and operate PowerSecure's systems, including its products, services, and technologies, and also including new and future platforms and offerings;

    - the effects of pending and future lawsuits on our liquidity, financial condition and results of operations, including the expenses of defending claims against us and the potential costs of the ultimate resolutions thereof;

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

    - restrictions on our capital raising ability imposed by the terms of our Credit Facility and the Series B Preferred Stock;


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

    - the effects of the delisting of the Common Stock from the Nasdaq National Market;

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

ITEM 3.  CONTROLS AND PROCEDURES

         Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-QSB, the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in its periodic reports under the Securities Exchange Act is made known to them within a time period that allows the Company to make all required disclosure in its periodic reports.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         On August 12, 2002, the Metretek Defendants filed third party claims against IFG Network Securities, Inc. ("IFG") and Pringle & Herigstad, P.C., seeking contribution under Colorado law.

         On October 17, 2002, the Denver Court granted a stipulated motion by the parties for an extension of time to serve notice of trial setting until December 16, 2002. Accordingly, as of the date of this Report, a trial date had not been set in the Class Action and no significant discovery had been conducted.

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

         At the present time, the Company cannot predict the outcome of this litigation or the impact the resolution of these claims will have on its business, financial position or results of operations. The Company and the Metretek Defendants dispute the allegations of wrongdoing in these cases and intend to vigorously defend the claims against them and to vigorously pursue appropriate cross-claims and third party claims. However, an adverse judgment against the Company in the foregoing litigation could have a material adverse effect on its business, financial condition and results of operations.

         During 1999 and 2000, the Company retained Scient Corporation ("Scient"), an "eBusiness" consultant, to design and install an eBusiness program that would enable the Company to provide its energy management services to commercial customers via an Internet project, which was called "PowerSpring" (the "PowerSpring Project"). In connection with the PowerSpring Project, the Company paid Scient approximately $7 million in fees and expenses, as part of a total investment by the Company in PowerSpring in excess of $15.6 million.

         In September 2000, as Scient's engagement was being terminated, the Company issued a non-negotiable promissory note to Scient for approximately $2.8 million (the "Scient Note") for the outstanding balance of services invoiced by Scient in connection with the PowerSpring Project. The Scient Note provided for payments by the Company in quarterly installments $250,000 each until March 31, 2002, at which time the remaining balance of the Scient Note was to be paid in full. In June 2001, after the Company discovered fraudulent activity by Scient and uncovered other matters of dispute in connection with Scient's services and billings, Scient agreed to suspend the Company's payment obligations under the Scient Note until the amount of the fraudulent activity could be resolved. In May 2002, Scient's engagement manager in charge of the PowerSpring Project pleaded guilty to federal wire fraud and mail fraud charges stemming primarily from his activities during Scient's engagement by the Company.

         In July 2002, Scient filed for Chapter 11 bankruptcy protection. Although the Company and Scient never resolved the amount in dispute, on October 17, 2002, Metretek received a letter from Scient's counsel purporting to constitute notice by Scient that the Company was in breach of the Scient Note for failing to make payments and threatening to initiate enforcement proceedings if the remaining balance, which as of the date hereof is approximately $2.5 million, was not paid in full. In November 2002, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York, seeking to have that court compel Scient and its successors to arbitrate the dispute related to the Scient Note in accordance with an arbitration provision in the Company's agreement with Scient. The Company has also filed a $15.6 million proof of claim against Scient's estate in the bankruptcy court. The Company intends to vigorously challenge Scient's assertion that the Company has any remaining obligations under the Scient Note and to vigorously pursue its proof of claim against Scient's estate. However, the Company cannot provide any assurance that it will prevail in its dispute with Scient. An adverse resolution in this matter requiring the Company to make further payments under the Scient Note could have material adverse effect on liquidity, financial condition and results of operations of the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 14, 2002, the Company issued a press release announcing that the Nasdaq Listing Qualifications Panel has denied its request for continued listing of its common stock, par value $.01 per share ("Common Stock"), despite its failure to comply with the $1.00 minimum bid price requirement for continued listing on the Nasdaq SmallCap Market, as set forth in Marketplace Rule 4310(c)(4). As a result, the Company's Common Stock was delisted from the Nasdaq SmallCap Market effective at the opening of business on October 15, 2002.

         The Company's Common Stock became eligible for trading on the OTC Bulletin Board on October 15, 2002. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the counter securities. Information regarding the OTC Bulletin Board is available at www.otcbb.com.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         See discussion of Scient Note under Part II, Item 1 above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS
              --------

               99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002


          (b) FORM 8-K
              --------

                 The Company filed the following Current Reports on Form 8-K since June 30, 2002.

Filing Date                     Item No.            Description
-----------                     --------            -----------
August 21, 2002                  5,7        Announced Nasdaq Determination
                                            Letter concerning non-compliance
                                            with continued listing requirments
                                            of the Nasdaq SmallCap Market

September 10, 2002                5         Metretek Florida Credit and
                                            Security Agreement with Wells
                                            Fargo Business Credit, Inc.

October 15, 2002                 5,7        Nasdaq SmallCap delisting and
                                            commencement of trading on the
                                            OTC Bulletin Board

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 METRETEK TECHNOLOGIES, INC.



Date:    November 12, 2002       By:      /s/ W. Phillip Marcum
                                        -------------------------------------
                                        W. Phillip Marcum
                                        President and Chief Executive Officer




Date:    November 12, 2002       By:      /s/ A. Bradley Gabbard
                                        -------------------------------------
                                        A. Bradley Gabbard
                                        Executive Vice President
                                        and Chief Financial Officer

                                 CERTIFICATIONS



I, W. Phillip Marcum, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Metretek Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Dated: November 12, 2002          /s/ W. Phillip Marcum
                                           -----------------------------------
                                          W. Phillip Marcum
                                          President and Chief Executive Officer




I, A. Bradley Gabbard, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Metretek Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Dated: November 12, 2002       /s/ A. Bradley Gabbard
                                        ----------------------------------
                                        A. Bradley Gabbard
                                        Executive Vice President and Chief
                                        Financial Officer