Form 10KSB
period 2002-12-31
METRETEK TECHNOLOGIES INC
filed 2003-03-28
CIK 882154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-KSB

 (Mark One)
 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Issuer's telephone number, including area code: (303) 785-8080

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

The issuer's revenues for its fiscal year ended December 31, 2002 were $27,041,505.

As of February 28, 2003, the aggregate market value of the shares of the issuer's Common Stock, the only class of voting or non-voting common equity of the issuer, held by non-affiliates was $766,443, based upon $0.17, the last sale price of the Common Stock on such date as reported on the OTC Bulletin Board.

As of February 28, 2003, 6,043,469 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   No X

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                                       PAGE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS................................................................... 3

PART I
   Item 1.      Description of Business................................................................................ 4
   Item 2.      Description of Property................................................................................14
   Item 3.      Legal Proceedings......................................................................................15
   Item 4.      Submission of Matters to a Vote of Security Holders....................................................18

PART II
   Item 5.      Market for Common Equity and Related Stockholder Matters...............................................19
   Item 6.      Management's Discussion and Analysis of  Financial Condition and Results of Operations.................20
   Item 7.      Financial Statements...................................................................................45
   Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................45

PART III
   Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With
                            Section 16(a) of the Exchange Act..........................................................46
   Item 10.     Executive Compensation.................................................................................48
   Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........52
   Item 12.     Certain Relationships and Related Transactions.........................................................57
   Item 13.     Exhibits and Reports on Form 8-K.......................................................................57
   Item 14.     Controls and Procedures................................................................................61

SIGNATURES ............................................................................................................62

CERTIFICATIONS ........................................................................................................63

INDEX TO FINANCIAL STATEMENTS.........................................................................................F-1

EXHIBIT INDEX ........................................................................................................X-1


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words "may", "could", "should", "would", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "forecast", "expect", "plan", "potential", "opportunity" and "scheduled", variations of such words, and other similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations about the following:

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

         - the nature and intensity of our competition, and our ability to successfully compete in our markets;

         - the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, available borrowings and other capital resources, to meet our future working capital, capital expenditure, debt service and business growth needs;

         - pending or potential business acquisitions, combinations, sales, alliances, relationships and other similar business transactions;

         - our ability to successfully develop, operate and grow our distributed generation and our contract manufacturing businesses;

         - the effects on our business, financial condition and results of operations of the resolution of pending or threatened litigation; and

         -        future economic, business, market and regulatory conditions.

         Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in "Additional Factors That May Affect Our Business and Future Results" in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" below, as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission ("SEC"). Any forward-looking statements contained in this Report speak only as of the date of this Report, and any other forward-looking statement we make from time to time in the future speaks only as of the date it is made. We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statement for any reason, whether as a result of changes in our expectations or the underlying assumptions, the receipt of new information, the occurrence of future or unanticipated events, circumstances or conditions or otherwise.

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

         - PowerSecure, Inc. ("PowerSecure"), based in Wake Forest, North Carolina, which designs, engineers, sells and manages distributed generation systems marketed primarily to industrial and commercial users of electricity.

         - Metretek, Incorporated ("Metretek Florida"), based in Melbourne, Florida, which designs, manufactures and sells electronic devices and systems, primarily automatic meter reading systems ("AMRs") that automatically monitor, collect, record, store, manage and transmit operational and usage information from various types of field devices, as well as electronic flow correctors and computers, and other energy measurement products and services. Metretek Contract Manufacturing Company, Inc. ("MCM"), a Melbourne, Florida based majority-owned subsidiary of Metretek Florida, provides outsourced manufacturing services with a primary focus on printed circuit boards, mechanical and electrical assemblies.

         In this Report, references to "Metretek", "we", "us" and "our" refer to Metretek Technologies, Inc. and its subsidiaries, and references to "Metretek Technologies" refer to Metretek Technologies, Inc. without its subsidiaries, unless we state otherwise or the context indicates otherwise.

         We were incorporated in Delaware on April 5, 1991 under the name "Marcum Natural Gas Services, Inc.," and we changed our name in June 1999 to "Metretek Technologies, Inc." Our principal executive offices are located at 303 East Seventeenth Street, Suite 660, Denver, Colorado 80203, and our telephone number at those offices is (303) 785-8080.

BUSINESS STRATEGY

         Our business strategy is to position ourself as an integrated provider of data management products, services and systems that enhance the availability of energy management information and services to suppliers and users of energy. While our energy products, services and systems have historically been aimed primarily at the natural gas industry, we are focusing more of our current and future products, services and systems to other segments of the energy industry, especially the electricity industry. The energy industry continues to experience fundamental regulatory and structural changes and significant new trends. Our strategy is to acquire, develop, operate and expand businesses that are positioned to take advantage of these changes and trends.

         In implementing our business strategy, we have acquired or formed the following important businesses:

         - In 1993, we acquired substantially all of the assets of the Southern Flow Companies division of Weatherford International Incorporated ("Weatherford").

         -        In 1994, we acquired Metretek Florida.

         - In 1997, we acquired Sigma VI, Inc. and Quality Control Manufacturing, Inc., two printed circuit board ("PCB") contract manufacturing firms to support and expand Metretek Florida's operations.

         - In 1998, we acquired the electronic corrector business from American Meter Company ("American Meter") to further expand the product and service offerings of Metretek Florida.

         - In 2000, we formed PowerSecure to develop and operate our distributed generation business.

         -        In April 2001, we acquired Industrial Automation, Inc.
                  ("Industrial Automation"), a process control and switchgear design and manufacturing firm, as part of PowerSecure's growth strategy.

         - In June 2002, we formed MCM as a subsidiary of Metretek Florida to operate and expand our contract manufacturing business.

         While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this Report we have not entered into any binding agreement or commitment with respect to any material acquisition or disposition.

RECENT DEVELOPMENTS

         Reorganization of Metretek Florida. In June 2002, we executed broad management and business changes within Metretek Florida that were intended to stem to growing losses and to exploit new business opportunities within its markets. To that end, we hired Thomas R. Kellogg as President and Chief Executive Officer of Metretek Florida. We also formed MCM and hired a new management team responsible for developing and expanding MCM's contract manufacturing business.

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

         Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Southern Flow's field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow's chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow also provides laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer's accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts, and derived approximately 21% of its annual revenues from its "parts resale" business in 2002. Southern Flow provides its services through nine division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

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

POWERSECURE, INC.

         We formed PowerSecure in the fall of 2000 to engage in the business of designing, engineering, marketing, constructing and operating turn-key distributed generation systems. In January 2001, PowerSecure received its first distributed generation contract. The goal of PowerSecure is to be a national provider of distributed generation systems, providing customers, primarily industrial and commercial users of electricity, with access to back-up power generation to facilitate reliable power with and the ability to take advantage of peak-shaving and load interruption incentives. Distributed generation is on-site power generation that supplements or bypasses the public power grid by generating power at the customer's site. PowerSecure offers a power supply that serves as an alternative source of energy for the customer's business needs. PowerSecure's program covers virtually all elements of the peak-power supply chain, including system design, installation and operation as well as rate analysis and utility rate negotiation.

         Distributed Generation Background. The demand for distributed generation facilities offered by PowerSecure is driven primarily by two factors: the need for high quality and high reliability power, and the economics of energy pricing structures by utilities and other power suppliers. The need for power quality and reliability is driven directly by the needs of industrial and commercial end-users of electricity and, in particular, the specific consequences to an end user of experiencing a power outage or curtailment. This need for reliable power became apparent to many businesses as a result of brown-outs and black-outs, especially those in California in 2000. Distributed generation allows a business to improve the reliability of its energy generation by providing a back-up power source that is available if the primary source, for example a local utility, becomes unable, for any reason, to provide power. Distributed generation can protect businesses from the adverse effect of power outages caused by storms, utility equipment failures and black-outs and brown-outs resulting from instability on the utility power grids. In addition, businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity through alternative sources. Spikes in power prices, due to electricity spot price savings, have led many businesses to seek alternative sources of power to protect against these price spikes by "peak shaving". Peak shaving, as it generally applies in PowerSecure's business, means utilizing the back-up power provided by a system of distributed generation to reduce specific demand to avoid the adverse effect of high energy prices charged by utilities during "peak" energy use periods.

         In addition, due to the current fragmentation of the energy markets, real-time energy information has at the same time become both more important to have and more difficult to obtain. Many energy suppliers, especially utilities, have complicated pricing and rate structures and tariffs that are difficult for energy users to understand, which further increases the complexity of monitoring and managing energy usage and costs. Energy deregulation, with multiple providers of energy and diverse rate structures, adds to this complexity in managing energy usage and costs. In order to effectively manage their energy needs, commercial and industrial users of energy require real-time energy consumption information.

         PowerSecure provides a "turn-key" solution to these needs of industrial and commercial users of electricity. By providing a complete and customized program of distributed generation, the PowerSecure system provides energy users with a seamless communication between the supply-side and demand-side components of the customer's power system to capture peak-shaving opportunities and to quickly respond to emergency and interruption situations. The typical distributed generation system is installed and maintained at the customer's location and is small in size relative to a utility's power plant since it is designed to supply power only to that one particular customer.

         The primary elements of PowerSecure's turn-key distributed generation offering include:

         -        designing and engineering the distributed generation system;

         - negotiating with the utility to establish the electricity inter-connect and to take advantage of preferred rates;

         - acquiring and installing the generators and other system equipment and controls;

         - designing, engineering, constructing and installing the switchgear and process controls; and

         -        providing ongoing monitoring and servicing of the system.

         Technology. The key component in a distributed generation system is its source of power, which is the generator. While several distributed generation technologies are available, PowerSecure currently utilizes a diesel-powered generator in its turn-key systems. These generators are widely used and constitute a reliable, cost-effective distributed generation technology, able to generate sufficient power with reasonable efficiency at a reasonable cost. However, several new generator technologies are emerging, and PowerSecure intends to utilize one or more of them as they demonstrate the ability to be a commercially viable and reliable power source. These new technologies include microturbines, which generate power using a small-scale natural gas-fueled turbine, fuel cells, which combine hydrogen and oxygen as an electrochemical process to produce electricity, and solar cells, also known as photovoltaic cells, which convert the sun's energy into electricity.

         Internal combustion generators range in individual size from five kilowatts ("KW") to 2,250 KW, while gas turbines range in individual size from 1,250 KW to 13,500 KW. Units can be installed individually or in multiple parallel arrangements, allowing PowerSecure to service the needs of customers ranging from small commercial users of power to large industrial businesses.

         In conjunction with the generators and turbines, PowerSecure designs and manufactures its own paralleling switchgear and process controls marketed under the registered trade name "NexGear", which are used to seamlessly shift power between a customer's primary power source and its distributed generation system. PowerSecure obtained this technology and know-how by acquiring Industrial Automation in 2001. Power from onsite generation systems can be brought online and in parallel with the customer's primary power source without disrupting the flow of electricity. This allows the customer to seamlessly substitute onsite-generated power for that supplied by the utility power plant during times of peak demand.

         Staffing. PowerSecure staffs a team of engineering and project management personnel who oversee all phases of design and installation of generators, paralleling switchgear, and wireless remote-monitoring equipment. PowerSecure's engineering experience and understanding of distributed generation operations provide it with the capability to create innovative solutions to meet the needs of virtually any customer.

         Remote Monitoring and Maintenance and System Management. PowerSecure's remote monitoring and maintenance services are an important part of its system because they differentiate the PowerSecure solution from that of its competitors. PowerSecure monitors and maintains the system for its customers, improving reliability and removing many of the hassles associated with ownership. Distributed generation systems must be operated periodically so that they function properly when called upon to supply power. By installing a communication device on the system, PowerSecure remotely starts and operates the system and monitors its performance on a periodic basis. In the event of a mechanical problem, PowerSecure dispatches the appropriate technicians. PowerSecure manages every aspect of its system on behalf of its customers so that the distributed generation is a seamless operation to the customer. For those customers that already have distributed generation systems, PowerSecure offers valuable management services, including fuel management services, preventive and emergency maintenance services, and monitoring and dispatching services. PowerSecure also coordinates the operation of the distributed generation system during times of peak demand in order to allow its customers to benefit from complicated utility rate structures. The monitoring device enables PowerSecure to monitor, on a cost-effective basis, a geographically fragmented customer-base from a centralized location.

         Sales and Marketing. PowerSecure markets its distributed generation systems primarily through a direct sales force. PowerSecure markets its products and services in various types of packages. PowerSecure's initial marketing focus was, and virtually all of its revenues through December 31, 2002 were derived from, its turn-key distributed generation program. In its turn-key program, PowerSecure offers a complete internal distributed generation package, including assistance in locating and arranging financing, directly to industrial and commercial users of electricity that desire to own their own distributed generation system. The size of turn-key distributed generation systems designed and sold by PowerSecure has ranged from 90 KW to 10,000 KW, although PowerSecure has the ability to design and sell even larger turn-key systems. A variation of the turn-key system marketed by PowerSecure involves partnering with natural gas and electricity utilities to develop, market and manage distributed generation systems for their customers. In this "utility partnership" model, PowerSecure partners with a utility to combine its distributed generation package with other products or services of that utility, and assists the utility in marketing PowerSecure's distributed generation package to the utility's customers under the utility's brand name. PowerSecure also offers a "company-owned" distributed generation system program. Company-owned programs will require significant capital to develop and have only been offered on a limited basis through the date of this Report. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources." PowerSecure's company-owned program involves the design, engineering, installation, operation and maintenance of distributed generation systems that are owned by

PowerSecure and leased to customers on a long-term basis for monthly fees related to the benefits received by the customer. Depending on our ability to raise sufficient additional capital, market conditions and the preferences of industrial and commercial users of electricity, PowerSecure believes that a portion of its future business may be derived from its company-owned program, making it less dependant upon sales of turn-key systems.

         Acquisition. On April 10, 2001, PowerSecure acquired Industrial Automation, based in Greensboro, North Carolina, which is in the business of designing and marketing switchgear and process controls used in distributed generation operations. As a result of that acquisition, Industrial Automation has become a wholly-owned subsidiary of PowerSecure.

METRETEK, INCORPORATED

         Founded in 1977 in Melbourne, Florida and acquired by us in 1994, Metretek Florida has operated primarily as a developer, manufacturer and marketer of automated systems for remotely monitoring and recording energy consumption data from a central location. Metretek's systems generally consist of three components:

         - field devices, which are intelligent, communications enabled, data collection devices that are installed in the field and automatically communicate with, and retrieve data from, customer energy meters;

         - a communication link, which is typically a telephone wire-line or cellular/PCS connection (analog, digital, circuit switch or IP-based); and

         - our DC2000 and PowerSpring software, which provide a platform for automated data collection, management and presentation from energy consumption and other relevant data collected from field devices.

         Overview of Business. Metretek Florida's primary focus is to provide fully integrated, "turn-key" systems that allow its customers to remotely monitor, collect and manage data collected from various types of field devices, principally natural gas and electricity meters. Our primary customers have in the past tended to be natural gas utilities or combination natural gas and electric utilities that are supporting the specific market needs of their larger commercial and industrial ("C & I") customers. In most cases, these systems are owned, operated and managed by the utility. In such cases, the data that is managed by the system may support critical utility functions such as billing, load management, tariff enforcement and verification. As such, the Metretek Florida system is normally an integral component of the utility's business processes. In other situations, the systems may support less critical functions of the utility or may be owned by a C & I utility customer.

         Products. Metretek Florida's manufactured products fall into three categories: metering data collection products; electronic gas flow computers and volume correctors and application specific recording products. All manufactured products are designed on similar platforms and then customized and configured for application specific and customer specific requirements.

         Metering data collection products, also known as automatic meter readers or AMRs, are installed on existing energy meters. The AMRs are designed to automatically collect and transmit metering data according to a schedule predetermined and preset by the customer. The AMRs contain an electronic printed circuit board assembly, which is designed and programmed to interface with an energy meter at the point of energy consumption. The PCB contains a microprocessor and modem, is packaged with AC or DC power and is installed on, or in close proximity to, the energy meter. Energy consumption data is collected, time-stamped, stored, and then transmitted (via the communications link) by the AMR to a central location on which Metretek Florida's DC 2000 software, running on a PC, or a PC network, manages the data collection and processing as well as storing the data in a database. Communication from the remotely located AMRs to the central software system is usually accomplished using existing, standard voice grade telephone lines. In some instances, cellular telephones or radios are used for communications, depending upon the availability and expense of telephone lines and upon customer preferences.

         As a result of a strategic acquisition of assets from American Meter in May 1998, Metretek Florida also manufactures and markets a complete line of electronic natural gas flow computers and volume correctors. The corrector product line incorporates the basic features of the AMR products and provides the following features and functions:

         - instantaneous, real time correction of metered volumes for variations in flowing natural gas pressure and temperature;

         - an on-board microprocessor and memory for calculating and storing corrected natural gas volumes; and

         - user configurable electronic outputs for control and alarm purposes.

         In addition to the AMR and corrector product lines, Metretek Florida manufactures and markets systems consisting of remote recorders and central system software for monitoring and recording natural gas pipeline pressure and for monitoring cathodic protection systems, as well as other similar application specific products.

         Software-Based Solutions. Metretek Florida continuously maintains and upgrades its DC2000 software system and provide upgrades to its customers that have licensed the use of the software. In exchange for these efforts to maintain compatibility with the latest customer computing environments, Metretek Florida charges customers annual licensing fees. As a value added service, Metretek Florida provides first level support to all customers who have its products currently installed. Second level and on site support is provided through a mutually agreed upon service level agreement tailored to the needs of each customer. Metretek Florida also provides its customers with custom software development and training for additional fees. As a subscription based service, Metretek Florida offers the PowerSpring system as a turn-key solution to customers who are unable or unwilling to purchase and operate a complete Metretek DC2000 system. The PowerSpring solution includes providing and installing the remote data collection devices required to meet the specific needs of the customer and furnishing timely, accurate and properly formatted information in accordance with their requirements by means of e-mail, file transfer or the internet. The customer is charged monthly, based on the quantity of data collected and the frequency at which it is collected.

         Markets. Historically, Metretek Florida's primary customers have been energy utility companies that have deployed its systems in their natural gas business. Metretek Florida currently has 74 active utility customers that operate DC2000 data collection systems, including 60 of the largest 100 natural gas distribution utility companies in North America. Approximately 32 of these companies operate both electric and natural gas businesses within their service areas. Recently, Metretek Florida developed products and technologies aimed at expanding its offerings of AMR systems to electric utilities. These products include our recently introduced the digital cellular modem ("DCM") family of field products that enable IP-based, wireless internet connectivity, and real time data collection through global system for mobile ("GSM") cellular networks using general packet radio service ("GPRS"). These products also incorporate American National Standard Institute ("ANSI") C12 compatibility, which has been developed as a standard communications interface for electricity metering in the United States and Canada. The combination of these new technical developments in concert with the ANSI standards enable Metretek Florida to more effectively provide large scale solutions for C&I electrical applications.

         Marketing and Customer Service. Metretek Florida utilizes a direct sales force and an independent, indirect distributor and sales representative organization in the United States and the United Kingdom, while it relies solely upon independent representatives and distributors for the promotion, sales and support of our products outside those two countries. Metretek Florida also provides its customers with system installation and start-up service, 24/7 telephone technical support, regularly scheduled product training, custom software development, system monitoring and troubleshooting, and network management services.

         Metretek Florida participates in utility industry conferences, symposiums, and trade shows and maintain memberships in several national and regional utility company associations. Metretek Florida also advertises in and contribute editorially to industry trade journals, utilize direct mail/e-mail and telemarketing and have a home page on the internet (www.metretekfl.com).

         International. Outside the United States, Metretek Florida has sold its AMR systems and natural gas volume correctors to gas distribution utility companies in the United Kingdom, Netherlands, Pakistan, Australia, Argentina, Columbia, Taiwan, Korea, Brazil and Canada. All of the six major gas distribution utility companies in Canada own and operate Metretek Florida's AMR systems. During the years ended December 31, 2002 and 2001, approximately 13% and 11%, respectively, of Metretek Florida's annual revenues were generated in international markets.

         MCM. In June 2002, Metretek Florida formed MCM to operate and expand its PCB contract manufacturing business. Metretek Florida has been involved in contract manufacturing since 1997, but recently reorganized this business and its management in order to focus on increasing business from third parties. Through MCM, Metretek Florida offers contract manufacturing services to local, regional and national companies with PCB product requirements that are short run, high quality, and quick turnaround.

         PowerSpring. We formed PowerSpring in 1999 as a separate subsidiary to carry out our business objective to become the leading internet provider of energy information products, services and technologies. During 2001, we downsized and restructured PowerSpring by discontinuing most of its operations and transferring to Metretek Florida its product line and most of its remaining assets and obligations. PowerSpring is now operated as a service offering of Metretek Florida rather than as an independent entity.

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

         - large manufacturers of power generation equipment with substantial distribution networks, such as Caterpillar, Cummins and Kohler;

         - large, well established and diversified companies like Schlumberger, Emerson Electric, ABB, Siemens and Honeywell that have divisions or subsidiaries devoted to our markets;

         - in-house services provided by utilities and major oil and gas companies;

         - large, well established and diversified oil and gas companies like Duke Energy and Williams Energy and Hanover Companies; and

         - numerous prospective competitors that may offer energy information and technology.

         We believe that our ability to compete successfully will depend upon many factors, many of which are outside of our control. These factors include:

         - performance and features functionality and benefits of our, and our competitors', products and services;

         - the value to our customers for the price they pay for our products and services;

         - the timing and market acceptance of new products and services and enhancements to existing products and services developed by us and by our competitors;

         -        our responsiveness to customers needs;

         -        ease of use of products and services;

         - quality and reliability of our, and of our competitors', products and services;

         -        reputation;

         -        sales and marketing efforts;

         - our ability to develop and maintain our strategic relationships; and

         - the price of our, and of our competitors', products and services.

         We believe that we have established ourselves as a niche supplier of high quality, reliable products and services and, therefore, that we currently compete favorably with respect to the above factors other than price. We do not typically attempt to be the low cost producer. Rather, we endeavor to compete primarily on the basis of product and service quality rather than price. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors' innovations. We cannot provide any assurance that our products and services will continue to compete favorably in the future against current and future competitors or that we will be successful in responding to changes in other markets including new products and service and enhancements to existing products and service introduced by our existing competitors or new competitor entering the market.

         Many of our existing and potential competitors have better name recognition, longer operating histories, access to larger customer bases and greater financial, technical, sales marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. Increased competition could also result in price reductions, reduced gross margins and loss of market share, and the inability to develop new businesses. We cannot provide any assurance that we will have the financial resources, technical expertise, or marketing and support capabilities to successfully compete against these actual and potential competitors in the future. Our inability to compete successfully in any respect or to timely respond to market demands or changes would have a material adverse effect on our business, conditions and results of operations.

         Numerous companies compete directly with Southern Flow in the natural gas measurement services industry, including companies which provide the same services as Southern Flow and those which provide additional or related field services. Although a significant portion of natural gas measurement services is currently performed internally by natural gas producers and pipeline companies, much of Southern Flow's direct competition consists of small measurement companies providing limited services and serving limited geographical areas. Southern Flow offers a complete range of natural gas measurement services over a wide geographical area which management believes offers Southern Flow advantages over its competitors.

         The market for distributed generation products are highly competitive and rapidly changing and evolving. PowerSecure's competition is primarily from manufacturers and distributors of generators and related equipment, such as Caterpillar, Inc., Detroit Diesel Corporation, Cummins Inc., Kohler, Onan and Generac Power Systems, as well as small regional electric engineering firms that compete in certain aspects of distributed generation production. Also, PowerSecure faces competition in some specific portions of its distributed generation business. For example, some small regional electric engineering firms specialize in the engineering aspects of the distributed generation. Similarly, several well established companies have developed microturbines used in distributed generation, such as Capstone Turbine Corporation, Honeywell and Elliot Energy Systems, which develop gas turbines, and NREC (Ingersoll-Rand), as well as a number of major automotive companies. A number of companies are also developing alternative generation technology such as fuel cells and solar cells, such as FuelCell Energy, Inc., Siemens, Westinghouse, Mitsubishi, Ballard Power Systems, Inc. and Plug Power Inc. Several large companies also are becoming leaders in uninterruptible power supply system technology, including American Power Conversion, Invensys, Liebert (a subsidiary of Emerson Electric), GE Digital Energy, Lucent, MGE UPS Systems and PowerWare. Real Energy, Inc. designs, owns and operates permanent on-site power generator systems for commercial real estate owners. Companies developing and marketing energy-marketing software, such as Silicon Energy Co., Invensys, Engage and Elutions, are also potential competitors to the extent they partner with distributed generation equipment manufacturers.

         The market for Metretek Florida's products and services is intensely competitive. Although Metretek Florida's product offering is very specific to the requirements for C & I meter reading and monitoring in natural gas and electricity applications, many suppliers of residential meter reading systems also offer products for C & I applications and can be formidable competitors for utility companies desiring to implement residential meter reading and to have all automatic/remote meter reading, including industrial and commercial, performed on a single system. Also, major natural gas and electricity meter and instrument manufacturers offer systems to remotely read and interrogate their own equipment, and utility companies that use certain manufacturers' meters exclusively may also choose to buy their communication and data collection products as well. We believe that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing products or services for the markets in which Metretek Florida is currently competing or intends to compete. Most of Metretek Florida's present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, as well as greater name recognition and experience, than Metretek Florida. Metretek Florida competes with a large number of existing and potential competitors in these markets, some of which do not compete in all of the same markets as Metretek Florida. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of Metretek Florida's prospective customers. Metretek Florida competes primarily on the basis of product quality and reliability, applications expertise, and the quality of its service and support.

         The contract manufacturing market, which is very large, is generally characterized by a diverse group of large international companies followed by a very fragmented group of smaller companies that serve a variety of different types of customers and/or geographic regions. Most of MCM's specific competition comes from local and/or regional firms in the southern half of Florida.

REGULATION

         Our business and operations are affected by various federal, state, local and foreign laws, regulations and authorities. However, to date, our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations.

         Regulation of Natural Gas. Natural gas operations and economics are affected by price controls, by environmental, tax and other laws relating to the natural gas industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such laws, rules and regulations. Natural gas sales have been deregulated at the wholesale, or pipeline, level since Federal Energy Regulatory Commission Order 636 was issued in 1992. Since that time, individual states have been deregulating natural gas sales at the retail level. Some states have already deregulated natural gas sales for industrial customers and certain classes of commercial and residential customers, permitting those customers to purchase natural gas directly from producers or brokers. Other states are currently conducting pilot programs that allow residential and small commercial consumers to select a provider of their choice, other than the local distribution company, to supply their natural gas. As natural gas sales are deregulated, on a state by state basis, we believe that timely collection and reporting of consumption data will be needed and desired by certain customers, utility companies and energy service providers.

         Regulation of Electricity. The electric utility industry continues to undergo fundamental structural changes due to deregulation and growing competition at both wholesale and retail levels. This deregulatory movement in the electricity industry follows a similar deregulatory movement in the natural gas utility industry. The changing regulatory environment means that new power market participants will be entering into a market traditionally dominated by established utilities. Presently, many states offer or will soon offer deregulated retail access, allowing customers in those states to choose their own suppliers of electricity power generation services, while additional states are transitioning to deregulated status. Deregulation may require recordation of electric power consumption data more frequently than is presently customary through a much wider use of daily, hourly and possibly even more frequent meter readings.

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

         Regulation of Environment. While various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect our business, our financial condition and results of operations have not been materially adversely affected by environmental laws and regulations. We believe we are in material compliance with those environmental laws and regulations to which we are subject. We do not anticipate that we will be required in the near future to make material capital expenditures due to these environmental laws and regulations. However, because environmental laws and regulations are frequently changed and expanded, we are unable to provide any assurance that the cost of compliance in the future will not be material to us.

EMPLOYEES

         As of February 28, 2003, we had 230 full-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. We depend upon our ability to attract, retain and motivate qualified management, technical, sales and other personnel. If we are unable to continue to do so, our business will be materially adversely affected.

RESEARCH AND DEVELOPMENT

         Most of our basic research and development activities are conducted by Metretek Florida. Metretek Florida's research and development efforts are focused on enhancements to its product and service offerings intended to address anticipated customer requirements and potential new markets. Current research and development projects at Metretek Florida include the development of data collection products that utilize the wireless internet provided by the large cellular and PCS providers worldwide to provide real time data collection capabilities to utilities and their customers. From time to time, as our business needs and goals dictate and as our capital resources allow, we may also conduct research and development efforts for our PowerSecure and Southern Flow businesses.

         We incurred $552,000 and $797,000 for research and development expenses during the years ended December 31, 2002 and 2001, respectively. We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets.

RAW MATERIALS

         In our businesses we purchase memory chips, electronic components, printed circuit boards, specialized sub-assemblies, diesel generators, relays, electric circuit components, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components, such as generators, from single source manufacturers due to unique designs, quality and performance requirements, and favorable pricing arrangements. While, in the opinion of management, the loss of any one supplier of materials, other than generators, would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, shortages in certain components such as memory chips, supply problems from our suppliers or our inability to develop alternative sources of supply quickly or cost-effectively could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in PowerSecure's business have significant lead times before they are available, which may affect the timing of PowerSecure's project completions.

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

         -        name recognition;

         -        customer training; and

         -        reliable product and service support.

We cannot assure you that we will be successful in competing on the basis of these or any other factors. See "--Competition" above.

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

ITEM 2.     DESCRIPTION OF PROPERTY

         We lease our principal executive offices, which consist of 2,925 square feet located in Denver, Colorado. This lease has a monthly rental obligation of $4,509, including operating costs, and expires December 31, 2004.

         Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 64,000 square feet, total monthly rental obligations of approximately $32,600 and terms expiring at various times through 2007. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas, which is subject to a mortgage described in the notes to our consolidated financial statements included elsewhere in this Report.

         PowerSecure leases three facilities, which are located in Greensboro and Wake Forest, North Carolina and Atlanta, Georgia. In the aggregate, these facilities consist of 9,584 square feet and have a monthly rental obligation of $8,834. The leases on these facilities expire from 2004 through 2006.

         Metretek Florida leases its principal business offices, located in Melbourne, Florida and consisting of 45,500 square feet, for its executive, manufacturing, engineering, warehouse and marketing operations. The lease has a monthly rental obligation of $33,794, including operating costs, and expires July 30, 2005. Metretek Florida has sub-leased 13,107 square feet of its space on a month-to-month basis for $12,526 monthly rental.

         We believe our facilities are suitable and adequate to meet our current and anticipated needs. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

CLASS ACTION AND RELATED LITIGATION

         In January 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against us, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants").

         The 1997 Trust was an energy program of which MGT, a wholly-owned subsidiary of us, is the managing trustee, and Messrs. Marcum, Wanger, Packard and Farstad are or were the active trustees. The 1997 Trust raised approximately $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Midland, Texas. As the result of contractual, market and operational difficulties, the 1997 Trust ceased operations in 1998.

          The Class Action alleges that the Metretek Defendants and the Farstad Defendants (collectively, the "Class Action Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the 1997 Trust. Specifically, the Class Action Plaintiff claims that his and the class's damages resulted from the Class Action Defendants negligently, recklessly or intentionally making false and misleading statements, failing to disclose material information, and willfully participating in a scheme or conspiracy and aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the 1997 Trust's units. The damages sought in the Class Action include compensatory and punitive damages, pre- and post-judgment interest, attorneys' fees and other costs.

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

         On September 28, 2001, the Denver Court granted the Class Action Plaintiff's motion to certify a class (the "Class") consisting of all investors in the 1997 Trust. Ten investors, representing a net investment of approximately $288,000, opted out of the Class to pursue a separate lawsuit in California, as described below. The net investment of the remaining members of the Class was approximately $7.5 million.

         On August 12, 2002, the Metretek Defendants filed a third party complaint against IFG Network Securities, Inc. ("IFG") and Pringle & Herigstad, P.C., seeking contribution. On December 31, 2002, the Metretek Defendants filed a third party complaint against Patrick Sughroue, alleging professional malpractice and seeking contribution.

         On December 6, 2002, the Class Action Plaintiff filed a motion for partial summary judgment as to liability on two claims for relief. The Metretek Defendants have received an extension of time to respond to that motion in light of the proposed settlement described below.

         As of the date of this Report, a trial date had not been set in the Class Action and no significant discovery had been conducted.

         On March 27, 2003, we, along with the Class Action Plaintiff, filed a Stipulation of Settlement (the "Heins Stipulation"), which contains the terms and conditions of a proposed settlement (the "Heins Settlement") intended to fully resolve all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of not less than $2,375,000 from the proceeds of our directors' and officers' insurance policy. The Heins Stipulation creates a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then we will pay $2.75 million into the Heins Settlement Fund, of which no less than $2,375,000 must come from the proceeds of our insurance policy. In addition, we will issue a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note"). The Heins Settlement Note would bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing six months after the effective date of the Heins Settlement. The Heins Settlement Note would be guaranteed by the 1997 Trust and all of our subsidiaries. Under the Heins Stipulation, we are required to obtain the consent of the Class's lead counsel before we can sell any shares of stock of Southern Flow, Metretek or PowerSecure, although such consent is not required if we make a prepayment of at least $1 million on the Heins Settlement Note with the proceeds of any such sale of subsidiary stock. The Heins Stipulation requires the Company to commence its payment obligations thereunder pursuant to an escrow arrangement after the Denver Court issues its final judgment and order approving the Heins Stipulation, but before all appeals, if any, on that judgment and order have been concluded. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as is agreed to by the parties, then the escrowed funds will be returned to us.

         In addition, we would be required under the Heins Stipulation to either vigorously prosecute any third party or cross-claims that we believe we have in relation to the Class Action through counsel of our choosing or by requesting that counsel for the Class prosecute these claims. Of the net recovery (after litigation expenses, including legal fees) of any amounts collected from the resolution of these third party claims, 50% would be allocated to the Heins Settlement Fund as additional settlement funds, and 50% would be allocated to offset our obligations under the Heins Settlement Note, first being applied against future payments due under the Heins Settlement Note, with any remainder paid back to us in reimbursement for past payments on the Heins Settlement Note. In addition, the net recovery from the prosecution of any claims by the Class against any of the Farstad Defendants, other than Jeff Farstad as described below, would be treated in the same way as the net recovery from the prosecution of claims by Metretek Defendants as described above.

         The Heins Stipulation would fully and finally release all claims between the Class and us and the other Metretek Defendants. Under the Heins Stipulation, the Class would also release Jeff Farstad from claims by the Class against him by reason of his status as a trustee of the 1997 Trust. However, it would not release our claims against him or any claims by either the Class or us against any other Farstad Defendants. In addition, the Heins Stipulation would not release any claims against the brokerage firms involved with the offering of the 1997 Trust's securities that are unique to a particular Class member.

         The effective date of the Heins Stipulation is conditioned, among other things, upon the following events:

         - payment by our insurance carrier of at least $2,375,000 in insurance proceeds for the benefit of the Heins Settlement Fund;

         - the entry by the Denver Court of a preliminary approval order containing certain procedural orders, preliminarily approving the settlement terms and scheduling a settlement hearing;

         - the entry by the Denver Court of a Final Judgment and Order directing consummation of the Heins Settlement and containing certain other procedural findings and orders; and

         - the final and successful resolution of any appeals related to the Final Settlement and Order and the Heins Stipulation.

         We cannot provide any assurance that the foregoing conditions will be satisfied and that the Heins Stipulation will become effective, or if it becomes effective the timing of such effectiveness. Our insurance carrier has not consented to the Heins Settlement or committed to the payment of any insurance proceeds for the benefit of the Heins Settlement Fund, which are conditions of the Heins Settlement. If the Heins Stipulation does not become effective, we cannot predict the outcome of this litigation or the impact the resolution of the Class Action will have on our business, financial position or results of operations. We and the Metretek Defendants dispute the allegations of wrongdoing in the Class Action and intend to vigorously defend the claims against us and them and to vigorously pursue appropriate cross-claims and third party claims. However, failure to consummate the Heins Settlement or an adverse judgment against us in the Class Action could have a material adverse effect on our business, financial condition and results of operations.

         In May 2001, 21 plaintiffs, including Michael Mongiello and Charlotte Mongiello, trustees of the Mongiello Family Trust dated 8/1/90 (the "Mongiello Plaintiffs"), filed, and subsequently served, a first amended complaint (the "Mongiello Case") in the Superior Court in the State of California for the County of San Diego (the "California Court") against the Metretek Defendants, the Farstad Defendants, United Pacific Securities, Inc., GBS Financial Corporation, IFG Network Securities, Inc., and numerous officers, directors, employees and brokers related to such brokerage houses (the "California Defendants"). The Mongiello Case contained allegations against the Metretek Defendants and claims for relief similar to those contained in the Class Action. The net investment in the 1997 Trust by the Mongiello Plaintiffs was approximately $542,000.

         On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against Metretek Technologies, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also granted a similar motion dismissing the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, MGT, MCR, MMF, Mr. Packard and the 1997 Trust, as the remaining Metretek Defendants, filed an answer generally denying the allegations and claims in the Mongiello Case. On March 6, 2002, the remaining Metretek Defendants filed a motion to dismiss the claims of the non-California resident Mongiello Plaintiffs on forum non conveniens grounds. On or about March 29, 2002, the California Court granted this motion, dismissing the claims of 11 of the 21 Mongiello Plaintiffs. The net investment of the remaining Mongiello Plaintiffs was approximately $266,000. The ten remaining Mongiello Plaintiffs opted out of the Class Action. In December 2002, the remaining Metretek Defendants settled the Mongiello Case. The settlement did not have a material adverse effect on our business, financial condition or results of operation.

         In January 2002, six plaintiffs, including Glenn Puddy (the "Puddy Plaintiffs"), served a complaint (the "Puddy Case") in the California Court against the same defendants as in the Mongiello Case, containing allegations, legal claims and damages similar to those in the Mongiello Case. The Puddy Plaintiffs and the Mongiello Plaintiffs have the same legal counsel. The net investment of the Puddy Plaintiffs in the 1997 Trust was approximately $89,000. All of the Metretek Defendants have been dismissed from the Puddy Case for lack of personal jurisdiction. A motion by the Puddy Plaintiffs to consolidate the Puddy Case with the Mongiello Case, or to allow the Mongiello Plaintiffs to amend their complaint to add the Puddy Plaintiffs as additional plaintiffs, was denied. None of the Puddy Plaintiffs opted out of the Class Action.

SCIENT NOTE LITIGATION

         During 1999 and 2000, we retained Scient Corporation ("Scient"), an "eBusiness" consultant, to design and install an eBusiness program that would enable us to provide our energy management services to commercial customers via an Internet project, which was called "PowerSpring" (the "PowerSpring Project"). In connection with the PowerSpring Project, we paid Scient approximately $7 million in fees and expenses, as part of a total investment by us in PowerSpring in excess of $15.6 million.

         In September 2000, as Scient's engagement was being terminated, we issued a non-negotiable promissory note to Scient for approximately $2.8 million (the "Scient Note") for the outstanding balance of services invoiced by Scient in connection with the PowerSpring Project. The Scient Note provided for payments by us in quarterly installments of $250,000 each until March 31, 2002, at which time the remaining balance of the Scient Note was to be paid in full. In June 2001, after we discovered fraudulent activity by Scient and uncovered other matters of dispute in connection with Scient's services and billings, Scient agreed to suspend our payment obligations under the Scient Note until the amount of the fraudulent activity could be resolved. In May 2002, Scient's engagement manager in charge of the PowerSpring Project pleaded guilty to federal wire fraud and mail fraud charges stemming primarily from his activities during Scient's engagement by us.

         In July 2002, Scient filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (the "Scient Bankruptcy Court"). Although the amount in dispute on the Scient Note was never resolved between us and Scient, on October 17, 2002, we received a letter from Scient's counsel purporting to constitute notice by Scient that we were in breach of the Scient Note for failing to make payments and threatening to initiate enforcement proceedings if the remaining balance, which was then approximately $2.5 million, was not paid in full. In November 2002, we filed a motion with the Scient Bankruptcy Court, seeking to have that court compel Scient and its successors to arbitrate the dispute related to the Scient Note in accordance with an arbitration provision in our agreement with Scient. In November 2002, we also filed with the Scient Bankruptcy Court a $15.6 million proof of claim against Scient's estate.

         In March 2003, we and Scient jointly filed a Stipulation and Order of Settlement (the "Scient Settlement"), which is intended to fully and finally resolve all claims and disputes with Scient. Under the terms of the Scient Settlement, in exchange for our payment of $50,000 to Scient, Scient agreed to release us from any further payment obligations under the Scient Note and we agreed to dismiss our motion to compel arbitration and our proof of claim. The Scient Settlement is subject to final and non-appealable approval by the Scient Bankruptcy Court. Although we cannot provide any assurance that the Scient Settlement will obtain final and non-appealable approval of the Scient Bankruptcy Court, as of the date of this Report, management has no reason to believe that the Scient Settlement will not obtain such approval.

         If the Scient Settlement does not become effective, then we intend to vigorously challenge Scient's assertion that we have any remaining obligations under the Scient Note and to vigorously pursue our proof of claim against Scient's estate. However, we cannot provide any assurance that we will prevail in our dispute with Scient. An adverse resolution in this matter requiring us to make significant payments under the Scient Note could have material adverse effect on our liquidity, financial condition and results of operations.

         From time to time, we are involved in other disputes and legal actions arising in the ordinary course of business. We intend to vigorously defend all claims against us. As of the date of this Report, other than as set forth above, no litigation is currently pending or overtly threatened against us, the adverse outcome of which, indirectly or in aggregate, we believe would have a material adverse impact on our business, financial conditions or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to our security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 15, 2002, our Common Stock has traded over-the-counter on the OTC Bulletin Board under the symbol "MTEK," Our Common Stock was previously listed and traded on the Nasdaq National Market until May 31, 2002, and on the Nasdaq SmallCap Market from June 3, 2002 through October 14, 2002. The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our Common Stock, as reported on the Nasdaq National Market, the Nasdaq SmallCap Market and the OTC Bulletin Board, as indicated below. Quotations for trades on the OTC Bulletin Board represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

                                                                             HIGH           LOW
                                                                             ----           ---
                  YEAR ENDED DECEMBER 31, 2001:
                  First Quarter............................................ $2.44         $1.25
                  Second Quarter...........................................  2.05          1.15
                  Third Quarter............................................  1.49          0.70
                  Fourth Quarter...........................................  0.96          0.43

                  YEAR ENDED DECEMBER 31, 2002:

                  First Quarter............................................ $0.74         $0.43
                  Second Quarter (1, 2)....................................  0.78          0.39
                  Third Quarter (2)........................................  0.60          0.24
                  Fourth Quarter (2, 3)....................................  0.45          0.11

----------
(1) Traded on the Nasdaq National Market until May 31, 2002.
(2) Traded on the Nasdaq SmallCap Market from June 2, through October 14, 2002.
(3) Traded on the OTC Bulletin Board since October 15, 2002.

HOLDERS

         As of February 28, 2003, there were 338 holders of record of our Common Stock. Because many of the shares of our Common Stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to precisely determine the total number of stockholders represented by these record holders, but we estimate, based upon available information, that there are at least 3,000 beneficial owners of our Common Stock.

DIVIDENDS

         We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our credit facility limit our ability to pay dividends (other than on our Series B Preferred Stock) by prohibiting the payment of dividends by Southern Flow or Metretek Florida without the consent of the lender. In addition, the terms of our Series B Preferred Stock contain certain restrictions on our ability to pay dividends on our Common Stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

         Holders of our Series B Preferred Stock are entitled to receive dividends in cash at the rate of 8% per annum, which dividends may be paid or accrued, plus any additional dividends declared by the Board of Directors, and are entitled, under specified circumstances, to participate in dividends declared or paid on the Common Stock.

         Information concerning securities authorized for issuance under equity compensation plans is set forth below in "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2002 ("fiscal 2002") and 2001 ("fiscal 2001") and of our consolidated financial condition as of December 31, 2002 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

         The discussion in this Item, as well as in other Items in this Report, contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. See "Cautionary Note Regarding Forward-Looking Statements" above. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements, including those risks, uncertainties and other factors described below in this Item under "-- Additional Factors That May Affect Our Business and Future Results", as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents that we from time to time file with or furnish to the SEC. You are cautioned not to place undue reliance on any forward-looking statements, any of which could turn out to be wrong. Any forward-looking statements made in this Report speak only as of the date of this Report.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to percentage of completion, fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellations costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements and it is possible that such changes could occur in the near term.

         We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

         -        revenue recognition;

         -        allowance for doubtful accounts;

         -        inventories;

         -        warranty reserve;

         -        valuation of goodwill and other intangible assets; and

         -        deferred tax valuation allowance.

         For further discussion of our significant accounting polices, refer to note 1 of the notes to our consolidated financial statements contained elsewhere in this Report.

         Revenue Recognition. We recognize product revenue, in accordance with SAB 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. Virtually all product sales are to end users of the product, who are responsible for payment for the product. In limited circumstances, sales representatives or resellers may purchase our products for resale to end users. In such circumstances, the reseller is responsible for payment to us regardless of whether the reseller collects payment from the end user.

         For our long-term distributed generation projects, we recognized revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method as reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.

         Service revenue includes chart services, field services, laboratory analysis, allocation and royalty services, professional engineering, installation services, training, and consultation services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

         Software revenue relates the operating systems we license to our customers designed to manage the collection and presentation of recorded data. The license revenue is recognized over the 12-month non-cancelable term of the annual license agreement. The portion of software license fees that has not been recognized as revenue at any balance sheet date is recorded as a current liability. In addition, when a customer engages us to install the software and make any customizations for them, installation service revenue is recognized when the installation and any related customizations have been completed and the customer has accepted the product.

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, customer concentrations, current economic trends, and changes in our customer payment patterns when we evaluate the adequacy of our allowances for doubtful accounts. We estimate the collectibility of our accounts receivable on an account-by-account basis. In addition, we provide for a general reserve for all accounts receivable. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Inventories. Inventories are stated at the lower of cost (determined primarily on a first-in, first-out method) or market (estimated net realizable value). A portion of our inventory is acquired for specific projects; a portion of our inventory is acquired to assemble component parts for use in later assemblies; and a portion of our inventory consists of spare parts and supplies that we maintain to support a full-product range and a wide variety of customer requirements. The portion of our inventory acquired for specific projects tends to be high-dollar value quick turnaround equipment items. The portion of our inventory used to assemble component parts tends to be comprised of electronic parts, which may be subject to obsolescence or quality issues. The portion of our inventory that supports older product lines and other customer requirements may also be slow-moving and subject to potential obsolescence due to product lifecycle and product development plans.

         We perform periodic assessments of inventory that includes a review of component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write-down inventory for estimated losses due to obsolescence and unmarketability equal to the difference between the cost of the inventory and the estimated market value based on assumptions and estimates concerning future demand, market conditions and similar factors. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write-downs may be required.

         Warranty Reserve. We provide a standard one-year warranty for hardware product sales and distributed generation equipment. In addition, we offer extended warranty terms on our distributed generation turnkey projects as well as certain hardware products. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and development of methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation market is limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required.

         Valuation of Goodwill and Other Intangible Assets. In assessing the recoverability of goodwill and other intangible assets, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit's fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceeds its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any.

         During the three-month period ended June 30,2002, we completed the initial testing of the impairment of goodwill and concluded that there was no impairment of goodwill. During the three-month period ended December 31, 2002, we completed our annual testing of the impairment of goodwill as of October 1, 2002. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2002.

         Deferred Tax Valuation Allowance. We currently record a valuation allowance for 100% of our deferred tax assets based on our net operating losses incurred in the past, consideration of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase the income in the period such determination was made. Likewise, in the future, should we have a net deferred tax asset and determine that we would not be able to realize all or part of that asset, an adjustment to the deferred tax asset would be charged to income in the period that such determination was made.

RESULTS OF OPERATIONS

         The following table sets forth information related to our primary business segments and is intended to assist you in understanding our results of operations for the periods presented.

                                                                                  YEARS ENDED
                                                                                   DECEMBER 31,
                                                                         -----------------------------
                                                                           2002                2001
                                                                         ---------           --------
                                                                         (dollar amounts in thousands)
REVENUES:
       Southern Flow...................................................    $12,288            $12,918
       PowerSecure.....................................................      8,229              8,975
       Metretek Florida................................................      6,524              6,629
       PowerSpring.....................................................          -                277
       Other...........................................................          1                294
                                                                           -------            -------
           Total.......................................................    $27,042            $29,093
                                                                           =======            =======


                                                                                 YEARS ENDED
                                                                                  DECEMBER 31,
                                                                         -----------------------------
                                                                           2002                2001
                                                                         ---------           --------
                                                                         (dollar amounts in thousands)
GROSS PROFIT:
       Southern Flow...................................................     $3,308             $3,390
       PowerSecure.....................................................      1,944              1,877
       Metretek Florida...............................................       1,850              2,321
       PowerSpring.....................................................        -                 (111)
                                                                          --------            -------
           Total.......................................................   $  7,102           $  7,477
                                                                          ========           ========
SEGMENT PROFIT (LOSS):
       Southern Flow...................................................   $  1,908           $  1,608
       PowerSecure.....................................................       (388)               403
       Metretek Florida................................................       (969)              (993)
       PowerSpring.....................................................        -                 (612)
       Other...........................................................     (3,933)            (1,791)
                                                                          --------            -------
           Total.......................................................   $ (3,382)           $(1,385)
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

         The operations of our distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2002, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

         The operations of our automated energy data management segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including metering data collection products and electronic gas flow computers; data collection software products (such as DC2000 and PowerSpring); and communications solutions that can use GSM/GPRS real time wireless internet, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides energy data collection and management services and post-sale support services for its manufactured products. In June 2002, Metretek Florida formed MCM to conduct and expand its PCB contract manufacturing operations.

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

         We evaluate the performance of our operating segments based on income
(loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, results of insignificant operations, and income and expense including non-recurring charges not allocated to its operating segments. Intersegment sales are not significant.

         FISCAL 2002 COMPARED TO FISCAL 2001

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for fiscal 2002 decreased $2,051,000, or 7%, compared to fiscal 2001. The decrease was due to decreased revenues at each of our operating subsidiaries. PowerSecure revenues decreased $747,000, or 8%, during fiscal 2002 compared to fiscal 2001. The decrease in PowerSecure's revenues was due to the reduced size of PowerSecure's completed and in-process projects during fiscal 2002 compared to fiscal 2001. The effect on revenues of the reduced size of PowerSecure's projects was partially offset by the effects of an increase in volume of projects during fiscal 2002 compared to fiscal 2001. PowerSecure had 30 projects completed or in process during fiscal 2002 compared to 24 projects completed (none in process) during fiscal 2001. PowerSecure's average revenue per project for completed and in-process projects was approximately $263,000 during fiscal 2002 compared to approximately $371,000 during fiscal 2001. In addition, PowerSecure's revenues in fiscal 2002 included $294,000 of professional service revenue compared to $43,000 of professional service revenue in fiscal 2001. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Southern Flow's revenues decreased $631,000, or 5%, during fiscal 2002, compared to fiscal 2001, primarily due to a decrease in equipment sales which was partially offset by an increase in chart processing and analysis and field services revenues. The reduction in Southern Flow's equipment sales was due primarily to a reduction in customer requirements for such equipment during fiscal 2002 compared to fiscal 2001. PowerSpring's revenues decreased by $532,000 during fiscal 2002, compared to fiscal 2001, which included approximately $255,000 in other revenues related to the termination of PowerSpring effective March 31, 2001. PowerSpring's monitoring products and services, now operated by Metretek Florida, generated approximately $94,000 of domestic revenues at Metretek Florida during fiscal 2002. Metretek Florida's revenues decreased $105,000, or less than 2%, during fiscal 2002 compared to fiscal 2001, consisting of a decrease in domestic sales of $206,000 partially offset by an increase in international sales of $101,000.

         Costs and Expenses. Cost of sales and services includes materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for fiscal 2002 decreased $1,384,000, or 6%, compared to fiscal 2001, attributable to the lower sales at PowerSecure, Southern Flow, and PowerSpring partially offset by higher cost of sales and services at Metretek Florida, despite overall lower revenues. PowerSecure's cost of sales and services for fiscal 2002 decreased $814,000, or 11%, compared to fiscal 2001, despite only a 8% decrease in revenues. As a result, PowerSecure's gross profit margin after cost of sales and services increased to 23.6% for fiscal 2002 compared to 20.9% for fiscal 2001. The increase in PowerSecure's gross profit margins is due to a higher percentage of total revenues from professional services, which has higher profit margins to PowerSecure, in fiscal 2002 compared to fiscal 2001. Southern Flow's cost of sales and services for fiscal 2002 decreased $549,000, or 6%, compared to fiscal 2001, despite only a 5% decrease in revenues. As a result, Southern Flow's gross profit margin after cost of sales and services increased slightly to 26.9% for fiscal 2002 compared to 26.2% for fiscal 2001, which is within the range of normal fluctuations for Southern Flow. PowerSpring's cost of sales and services decreased by $388,000 during fiscal 2002 compared to fiscal 2001 due to the termination of PowerSpring as a separate operating entity effective March 31, 2001. Metretek Florida's cost of sales and services for fiscal 2002 increased $366,000, or 9%, compared to fiscal 2001, despite a 2% decline in Metretek Florida's revenues. The increase in Metretek Florida's cost of sales despite an overall decline in revenues reflects higher materials, personnel and related overhead costs attributable to sales of its products and systems and contract manufacturing activities, and in particular relating to start-up costs associated with the formation of MCM. As a result, Metretek Florida's overall gross profit margin decreased to 28.4% for fiscal 2002, compared to 35.0% for fiscal 2001.

         General and administrative expenses include personnel and related overhead costs for support and administrative functions. General and administrative expenses for fiscal 2002 increased $68,000, or 1%, compared to fiscal 2001, due primarily to an increase of $723,000, or 54%, in personnel and related overhead costs associated with the continued development of the business of PowerSecure during fiscal 2002 together with a small increase in personnel cost at Southern Flow during fiscal 2002 compared to fiscal 2001. These increases were partially offset by reduced personnel, travel and overhead costs at Metretek Florida, reduced corporate overhead costs, and the 2001 termination of PowerSpring as a separate operating entity.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions, for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for fiscal 2002 increased $195,000, or 14%, compared to fiscal 2001. The increase in selling, marketing and service expenses is due to the offsetting effects of the following: (i) an increase in selling and marketing costs at Metretek Florida due to consulting, personnel, and service contract costs associated with Metretek Florida's monitoring products and services transferred from PowerSpring and now operated by Metretek Florida; (ii) an increase in selling and marketing costs related to the continued business development activities of PowerSecure; and (iii) a decrease in selling and marketing costs of PowerSpring, which is no longer operating as a separate subsidiary.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Prior to the required adoption of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, Southern Flow, Metretek Florida, and PowerSecure also amortized other intangible assets with indefinite useful lives including customer list and goodwill. Depreciation and amortization expenses for fiscal 2002 decreased $760,000, or 54%, compared to fiscal 2001. The decrease in depreciation and amortization expense primarily reflects a reduction of amortization expense in the amount of $465,000, $190,000, and $20,000 at Southern Flow, Metretek Florida, and PowerSecure, respectively, related to goodwill and other intangible assets with indefinite useful lives, which are no longer amortized under FAS 142. The remaining decrease is due primarily to reduced depreciation on surplus property plant and equipment items previously held by PowerSpring prior to its termination that was disposed of throughout 2001.

         Research and development expenses include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing and quality assurance. Research and development expenses for fiscal 2002 decreased $245,000, or 31%, compared to fiscal 2001. The decrease is due entirely to reduced personnel related product development expenses at Metretek Florida.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for fiscal 2002 increased $51,000, or 33%, compared to fiscal 2001. The increase reflects increased borrowings and higher finance charges during fiscal 2002 compared to fiscal 2001.

         Provision for litigation costs, net for fiscal 2002 includes the offsetting effects of a $3,505,000 loss attributable to the proposed settlement of the Class Action, which is litigation related to our discontinued MGT subsidiary, offset, in part, by a $1,741,000 gain from the settlement of all claims and disputes with Scient, a former vendor, which resulted in the cancellation of the Scient Note, a promissory note that we issued to Scient in September 2000. See the discussion of this litigation and the details of the settlement arrangements in "Item 3. Legal Proceedings". We incurred no similar litigation costs in fiscal 2001.

       Nonrecurring charges for fiscal 2002 include the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. There were no similar nonrecurring charges in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Capital Requirements.  We require capital primarily to finance our:

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

         Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of December 31, 2002, we had working capital of $4,090,000, including $885,000 in cash and cash equivalents, compared to working capital of $3,537,000 on December 31, 2001, which included $696,000 in cash and cash equivalents.

         Net cash provided by operating activities was $96,000 in fiscal 2002, consisting of approximately $944,000 of cash used in operations, before changes in assets and liabilities, and approximately $1,040,000 of cash provided by changes in working capital and other asset and liability accounts. This compares to net cash provided by operating activities of $615,000 in fiscal 2001, consisting of approximately $110,000 of cash provided by operations, before changes in assets and liabilities, and approximately $505,000 of cash provided by changes in working capital and other asset and liability accounts.

         Net cash used in investing activities was $545,000 in fiscal 2002, as compared to $322,000 in fiscal 2001. The majority of the net cash used by investing activities during fiscal 2002 was attributable to the purchase of manufacturing equipment at Metretek Florida for use in its contract manufacturing business. The majority of the net cash used by investing activities during fiscal 2001 was attributable to capitalized software development.

         Net cash provided by financing activities was $637,000 in fiscal 2002, compared to net cash used in financing activities of $66,000 in fiscal 2001. The net cash provided by financing activities during fiscal 2002 represented net borrowings on Metretek Florida's new line of credit and proceeds from an equipment loan offset, in part, by common stock repurchases and payments on our mortgage loan and capital lease obligations. The net cash used in financing activities during fiscal 2001 was attributable to initial proceeds from Southern Flow's line of credit, offset by payments on a prior existing line of credit, payments on notes payable, and payments on capital lease obligations.

         During fiscal 2003, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $552,000 during fiscal 2002. We anticipate that our research and development expenses in fiscal 2003 will total approximately $792,000, virtually all of which will be directed to Metretek Florida's business.

         Our capital expenditures in fiscal 2002 were approximately $546,000. We anticipate capital expenditures in fiscal 2003 of approximately $280,000 which will benefit all of our key subsidiaries. In addition, the development of PowerSecure's "company-owned" program business would entail significant additional capital expenditures, which would require and depend upon us raising substantial additional capital. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

         Credit Facility. On September 24, 2001, Southern Flow entered into a Credit and Security Agreement (the "Southern Flow Credit Agreement") with Wells Fargo Business Credit, Inc. ("Wells Fargo"), providing for a $2,000,000 credit facility (the "Southern Flow Credit Facility"). Amounts borrowed under the Southern Flow Credit Facility bear interest at prime plus one percent. The Southern Flow Credit Facility contains minimum interest charges and unused credit line and termination fees, and matures on September 30, 2004. The Southern Flow Credit Facility refinanced our prior credit facility.

         The obligations of Southern Flow under the Southern Flow Credit Agreement have been guaranteed by Metretek Technologies, PowerSecure and Metretek Florida. These guarantees have been secured by a guaranty agreement and a security agreement entered into by each of the guarantors. The security agreements grant to Wells

Fargo a first priority security interest in virtually all of the assets of each of the guarantors. The Southern Flow Credit Facility is further secured by a first priority security interest in virtually all of the assets of Southern Flow.

         Southern Flow is permitted to advance funds under the Southern Flow Credit Facility to the guarantors, provided that total inter-company indebtedness owing from all guarantors to Southern Flow at the end of each month may not exceed the cumulative net income of Southern Flow from January 1, 2001 until such date or reduce Southern Flow's tangible book net worth below $1,400,000.

         The Southern Flow Credit Agreement contains standard affirmative and negative covenants by Southern Flow, including financial covenants by Southern Flow to maintain a minimum tangible net book value, minimum quarterly and annual net income levels and maximum capital expenditures. The Southern Flow Credit Agreement contains other standard covenants related to Southern Flow's operations, including limitations on future indebtedness and the payment of dividends the sale of assets and other corporate transactions by Southern Flow, without Wells Fargo's consent.

         Borrowings under the Southern Flow Credit Facility are limited to a borrowing base consisting of the sum of 85% of Southern Flow's eligible accounts receivable plus the lesser of 20% of Southern Flow's eligible inventory (consisting primarily of raw materials and finished goods inventory) or $200,000. As of December 31, 2002, Southern Flow had a borrowing base of $1,495,000 under the Southern Flow Credit Facility, of which $1,009,000 had been borrowed, leaving $486,000 in unused availability.

         On September 6, 2002, Metretek Florida entered into a Credit and Security Agreement (the "Metretek Florida Credit Agreement") with Wells Fargo, providing for a $1,000,000 credit facility (the "Metretek Florida Credit Facility" and, collectively with the Southern Flow Credit Facility, the "Credit Facility"). Amounts borrowed under the Metretek Florida Credit Facility bear interest at prime plus two percent. The Metretek Florida Credit Facility contains minimum interest charges and unused credit line and termination fees, and matures on September 30, 2004. The Metretek Florida Credit Facility operates as an extension of the Southern Flow Credit Facility.

         The obligations of Metretek Florida under the Metretek Florida Credit Agreement have been guaranteed by Metretek Technologies, PowerSecure, Southern Flow and MCM. These guarantees have been secured by a guaranty agreement and a security agreement entered into by each of the guarantors. The security agreements grant to Wells Fargo a first priority security interest in virtually all of the assets of each of the guarantors. The Metretek Florida Credit Facility is further secured by a first priority security interest in virtually all of the assets of Metretek Florida. Metretek Florida is permitted to advance funds under the Metretek Florida Credit Facility to the guarantors, provided that after making such advances the Metretek Florida Credit Facility availability is not less than $100,000, and that total advances to the guarantors do not exceed $500,000.

         Borrowings under the Metretek Florida Credit Facility are limited to a borrowing base consisting of the sum of 80% of Metretek Florida's eligible accounts receivable. As of December 31, 2002, Metretek Florida had a borrowing base of $605,000 under the Metretek Florida Credit Facility, of which $462,000 had been borrowed, leaving $143,000 in unused Metretek Florida Credit Facility availability.

         The Metretek Florida Credit Agreement contains standard affirmative and negative covenants by Metretek Florida, including financial covenants by Metretek Florida to maintain a minimum tangible net worth, minimum net income levels and maximum capital expenditures. The Metretek Florida Credit Agreement contains other standard covenants related to Metretek Florida's operations, including limitations on future indebtedness and the payment of dividends the sale of assets and other corporate transactions by Metretek Florida, without the Lender's consent. As of December 31, 2002, Metretek Florida was not in compliance with the minimum net income and maximum capital expenditure financial covenants in the Metretek Florida Credit Agreement, but Wells Fargo has waived these financial covenant requirements for the period ended December 31, 2002 and has established the financial covenants for Metretek Florida for 2003 and thereafter. This non-compliance under the Metretek Florida Credit Agreement created a cross-default under the Southern Flow Credit Agreement, but Wells Fargo has also waived that cross-default and has established the financial covenants for Southern Flow for 2003 and thereafter.

         The Credit Facility, which constitutes our primary credit agreement, is used primarily to fund the operations and growth of PowerSecure, as well as the operations of Metretek Florida and Southern Flow. While the Credit Facility will restrict our ability to sell or finance our subsidiaries without the consent of Wells Fargo's, in the event that we are able to secure debt or equity financing for a subsidiary that is a guarantor or the sale or merger of such subsidiary and such subsidiary repays all advances made to it by Southern Flow or Metretek Florida, as applicable, then Wells Fargo has agreed to terminate the applicable restrictions in the Credit Facility relating to such subsidiary as a Guarantor.

         Heins Stipulation. On March 27, 2003, we filed the Heins Stipulation, which contains the terms and conditions of the Heins Settlement that is intended to fully resolve all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of at least $2,375,000 from the proceeds of our directors' and officers' insurance policy. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then we will pay $2.75 million into the Heins Settlement Fund, of which no less than $2,375,000 must come from the proceeds of our insurance policy. In addition, we will issue the Heins Settlement Note, a note payable to the Settlement Fund in the amount of $3.0 million. The Heins Settlement Note would bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing six months after the effective date of the Heins Settlement. The Heins Settlement Note would be guaranteed by the Trust and all of our subsidiaries. The Heins Stipulation requires the Company to commence its payment obligations thereunder pursuant to an escrow arrangement after the Denver Court issues its final judgment and order approving the Heins Stipulation, but before all appeals, if any, on that judgment and order have been concluded. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as we and the Class Action Plaintiff agree, then the escrowed funds will be returned to us. This litigation and proposed settlement are more fully discussed in "Item 3. Legal Proceedings."

         As a result of Heins Stipulation and the obligations that would become due under the Heins Settlement Note, we recorded a loss in the amount of approximately $3,505,000 in the fourth quarter of 2002 resulting from the amounts due on the Heins Settlement Note, amounts payable by us into the Heins Settlement Fund, and additional legal costs, but excluding interest costs that will be incurred on the Heins Settlement Note during the repayment period.

         Scient Settlement. In March 2003, we filed the Scient Settlement, which is intended to fully and finally resolve all claims and disputes related to the Scient Note. Under the terms of the Scient Settlement, in exchange for our payment of $50,000 to Scient, Scient agreed to release us from any further payment obligations under the Scient Note. The Scient Settlement is subject to final and non-appealable approval by the Scient Bankruptcy Court. Although we cannot provide any assurance that the Scient Settlement will obtain the final and non-appealable approval of the Scient Bankruptcy Court, as of the date of this Report, management has no reason to believe that the Scient Settlement will not obtain such approval. This litigation and settlement are more fully discussed in "Item 3. Legal Proceedings." As a result of the Scient Settlement, we recorded a gain in the amount of approximately $1,741,000 in the fourth quarter of 2002 resulting from the cancellation of the Scient Note offset by the $50,000 cash payment due to Scient and the write-off of the recorded amount of fraudulent equipment and software purchases we had retained as an offset to the amount due under the Scient Note.

         Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. In addition, we are obligated to make future payments under the Credit Facility and the Mortgage Loan, and to redeem our Series B Preferred Stock in December 2004. Moreover, if the Heins Stipulation becomes effective, we will be required to make certain payments under its terms. The following table sets forth our contractual obligations and commercial commitments as of December 31, 2002:

                                                     PAYMENTS DUE BY PERIOD (1)
                               --------------------------------------------------------------------------
                                             LESS THAN                                        MORE THAN
CONTRACTUAL OBLIGATIONS           TOTAL        1 YEAR       1-3 YEARS     4-5 YEARS            5 YEARS
-----------------------        -----------   -----------   -----------   -----------          -----------
Credit Facility (2)            $ 1,471,000          --     $ 1,471,000          --                   --
Capital Lease Obligations           96,000   $    50,000        46,000          --                   --
Operating Leases                 2,279,000       832,000     1,138,000   $   309,000                 --
Series B Preferred Stock (3)     8,532,000          --       8,532,000          --                   --
Heins Settlement (4)             3,375,000       562,500     1,500,000     1,312,500
Other Long-Term Obligations        481,000        74,000       193,000       214,000                 --
                               -----------   -----------   -----------   -----------          -----------
      Total (4)                $16,234,000   $ 1,518,500   $12,880,000   $ 1,835,500                    0
                               ===========   ===========   ===========   ===========          ===========

----------

(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of December 31, 2002, not projected borrowings under the Credit Facility.

(3)      Based upon accrued and unpaid dividends as of December 31, 2002.

(4) Assumes the Heins Settlement becomes effective in the fall of 2002, but excludes interest on the Heins Settlement Note. We cannot provide any assurance as to whether the Heins Settlement will obtain final approval, or the timing of such approval. See "Item 3. Legal Proceedings".

         Off-Balance Sheet Arrangements. During fiscal 2002, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

         Liquidity. Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments, other than the development of the company-owned business of PowerSecure. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See "--Additional Factors that May Affect Our Business and Future Results" below. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

         For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

         - While we have reorganized our Metretek Florida business with the goal of making its cash flow positive; the operations of Metretek Florida, or its newly formed subsidiary MCM, may require us to fund future operation, losses or costs of business expansion.

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

         - From time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. Our ability to finance any an acquisition in the future will be dependent upon our ability to raise additional capital. As of the date of this Report, we have not entered into any binding agreement or understanding committing us to any such acquisition, but we regularly engage in discussions related to such acquisitions.

         - We continually evaluate our opportunity to raise additional funds in order to improve our financial position as well as our cash flow requirements, and we may seek additional capital in order to take advantage of such an opportunity or to meet changing cash flow requirements.

         - An adverse resolution to claims currently pending against us, including but not limited to the Class Action and the Scient
                  Note if the proposed settlements do not become effective, or to other claims that arise from time to time against us, could significantly increase our cash requirements beyond our available capital resources.

         - Unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales beyond our current expectations.

         We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. However, our ability to obtain additional capital when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lender, of the holders of our Series B Preferred Stock or of lead counsel in the Class Action. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our current lender to the holders of our Series B Preferred Stock and to lead counsel in the Class Action, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") FAS No. 141 "Business Combinations". FAS 141 requires that all business combinations be accounted for under the purchase method of accounting. FAS 141 also changes the criteria for the recognition of intangible assets acquired in a business combination separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS 141 is applicable to all business combinations initiated after June 30, 2001.

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

         We adopted the provisions of FAS 141 and 142 effective January 1, 2002. The non-amortization provisions of FAS 142 resulted in a $675,000 reduction in our net loss applicable to common shareholders in fiscal 2002. During the three-month period ended June 30,2002, we completed the initial testing of the impairment of goodwill required by FAS 142 and concluded that there was no impairment of goodwill. During the three-month period ended December 31, 2002, we completed our annual testing of the impairment of goodwill as of October 1, 2002. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2002.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of

FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN 45 but expect that they will not have a material adverse impact on our consolidated results of operations or financial position upon adoption.


      In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). FAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings
(loss) per share in annual and interim financials statements. The provisions of FAS 148 are effective in fiscal years ending after December 15, 2002. We are currently evaluating the provisions of FAS 148 but expect that they will not have a material adverse impact on our consolidated results of operations and financial position upon adoption since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption would have a material impact on our consolidated results of operations or financial position. See the notes to our consolidated financial statements included elsewhere in this Report.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we currently have no variable interest entities, we expect that the adoption of the provisions of FIN 46 will not have a material impact on our consolidated results of operations or financial position.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

         Our business and future operating results may be affected by many risks, uncertainties and other factors, including those set forth below and those contained elsewhere in this Report. However, the risks, uncertainties and other factors described below are not the only ones we face. There may be additional risks, uncertainties and other factors that we do not currently consider material or that are not presently known to us. If any of the following risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. When we say that something could have a material adverse effect on us or on our business, we mean that it could have one or more of these effects.

         WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER BECOME PROFITABLE

         We have incurred net losses in each year of our operations since inception, including net losses of approximately $4.2 million in fiscal 2002 and $2.2 million in fiscal 2001. As of December 31, 2002, we had an accumulated deficit of approximately $54 million. Our losses in fiscal 2002 were due primarily to operating losses incurred at Metretek Florida and PowerSecure, the preferred stock deemed distribution and the loss attributable to the proposed settlement of the Class Action. We may incur significant costs in developing and expanding the contract manufacturing business of MCM and the company-owned business of PowerSecure in the near future, and we will continue to accrue the preferred stock deemed distribution through fiscal 2004, unless we redeem the Series B Preferred Stock sooner. We cannot assure you that we will not incur additional losses in our Metretek Florida and PowerSecure businesses. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase that profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced, our business, financial condition and results of operations will be materially and adversely affected.

         WE WILL REQUIRE A SUBSTANTIAL AMOUNT OF ADDITIONAL CAPITAL TO FINANCE THE GROWTH OF OUR BUSINESS, BUT WE MAY NOT BE ABLE TO RAISE A SUFFICIENT AMOUNT OF FUNDS TO DO SO ON TERMS FAVORABLE TO US AND OUR STOCKHOLDERS

         In order to finance the development and expansion of our business, we will need to raise significant additional funds. For example, we will need substantial additional capital if we proceed to develop the company-owned business of PowerSecure in order to fund our acquisition of capital equipment for distributed generation systems to be owned by PowerSecure. In addition, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will probably require us to raise additional capital, as of the date of this Report, we have not entered into any agreement committing us to any such acquisition. Moreover, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales, necessitating additional capital. Also, our Series B Preferred Stock bears a cumulative dividend at the rate of 8% per year and, if not earlier converted into Common Stock, is subject to mandatory redemption on December 9, 2004 at a redemption price equal to the liquidation preference, plus accumulated dividends, which as of December 31, 2002 was approximately $8.5 million. In addition, if the Heins Stipulation is approved, we will be required to make approximately $3,375,000 in payments, plus interest, over a four year period. If the Heins Stipulation is not approved and the Class Action proceeds, an adverse resolution in the litigation could also significantly increase our cash requirements beyond our available capital resources. See "Item 3. Legal Proceedings." We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. We cannot provide any assurance that we will be able to raise additional capital when needed or desired, or that the terms of such capital will be favorable to us and our stockholders.

         Our current credit arrangement is the Credit Facility, consisting of the $2 million Southern Flow Credit Facility and the $1 million Metretek Florida Credit Facility. The Credit Facility expires in September 2004. Our ability to borrow funds under the Credit Facility is limited to our loan availability based upon certain assets of Southern Flow and Metretek Florida. As of December 31, 2002, we had an aggregate loan availability under the Credit Facility of approximately $2,101, 000, of which $1,471,000 had been borrowed leaving $630,000 available for future use. The amount of our loan availability, as well as the amount borrowed under the Credit Facility, will change in the future depending on our asset base and our capital requirements.

         Our current Credit Facility has a number of financial covenants that Southern Flow and Metretek Florida must satisfy. Our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance. If either Southern Flow and Metretek Florida is unable to fully satisfy the financial covenants of the Credit Facility, it will breach the terms of the Credit Facility. We have secured our obligations under the Credit Facility by pledging substantially all of our assets as collateral. Additionally, our subsidiaries have guaranteed the repayment of our obligations under the Credit Facility. Any breach of these covenants could result in a default under the Credit Facility and an acceleration of payment of all outstanding debt owed, which would materially and adversely affect our business.

         We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including general market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, raising capital could require the consent of Wells Fargo, our lender, of the holders of our Series B Preferred Stock or of lead counsel in the Class Action. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our lender and to the holders of our Series B Preferred Stock and to lead counsel in the Class Action, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

         OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND FLUCTUATIONS IN THE FUTURE MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

         Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and any of which may cause the trading price of our Common Stock to fluctuate. See "-- Quarterly Fluctuations" above. Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

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

         WE ARE CURRENTLY SUBJECT TO LAWSUITS THAT, IF THEY ARE SUCCESSFULLY PROSECUTED AGAINST US, WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         We are in the process of resolving the Class Action lawsuit against us and some of our subsidiaries and affiliates and their officers, directors and trustees. We are also in the process of resolving a dispute with Scient over the amount, if any, we owe under the Scient Note. These lawsuits and the proposed settlement terms and conditions are described above in "Item 3. Legal Proceedings." Although we have filed proposed settlements of these matters in the appropriate courts, if those settlements are not approved, we intend to defend the claims against us vigorously. Due to the inherent uncertainty of litigation, it is not possible at this time to predict the outcome of this litigation or the impact the ultimate resolution of this litigation will have on us. However, an adverse judgment against us would materially and adversely affect our business, financial condition and results of operations.

         From time to time we are also involved in other disputes and legal actions that arise in the ordinary course of business. We cannot provide any assurance that present or future litigation and claims against us could not materially and adversely affect our business, financial condition and results of operation.

         BECAUSE POWERSECURE AND MCM HAVE LIMITED OPERATING HISTORIES AND THEIR BUSINESS STRATEGIES ARE STILL BEING DEVELOPED AND ARE UNPROVEN, LIMITED INFORMATION IS AVAILABLE TO EVALUATE THEIR FUTURE PROSPECTS

         Our business strategy includes the development and expansion of new businesses and product lines such as PowerSecure and MCM. Our plans and strategies with respect to these new businesses are based on unproven models and are still being developed and modified. PowerSecure commenced its operations in September 2000 and generated its first significant revenue in the second quarter 2001. Our PowerSecure business strategy depends on our ability to market distributed generation systems to large users of electricity that can benefit peak-shaving. MCM was formed in June 2002. Our MCM business strategy is to leverage our Metretek Florida customer base and manufacturing competency and to provide quality, timely and cost-effective contract manufacturing service to mass production companies. Our future success depends in large part upon our ability to develop these new businesses so that they will generate significant revenues, profits and cash flow through the offering of energy products, services and information.

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

         RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR SERIES B PREFERRED STOCK AND, OUR CURRENT CREDIT FACILITY, AND THE HEINS STIPULATION COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL

         The terms of our Series B Preferred Stock, our current Credit Facility and the Heins Stipulation contain financial and operating covenants that limit the discretion of our management. These covenants place significant restrictions on our ability to:

         -        incur additional indebtedness;

         -        create liens or other encumbrances;

         -        issue or redeem securities;

         -        make dividend payments and investments;

         -        amend our charter documents;

         - sell or otherwise dispose of our or our subsidiaries' stock or assets;

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

         DIVIDENDS ON THE SERIES B PREFERRED STOCK INCREASE OUR NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND OUR NET LOSS PER COMMON SHARE

         Due to our issuance of the Series B Preferred Stock in December 1999 and February 2000 as part of our offering of "Units", which also included shares of Common Stock and Common Stock Purchase Warrants, we recognize the 8% coupon rate and certain "deemed distributions" as dividends on the Series B Preferred Stock. The proceeds from the sale of the Units were allocated to the Common Stock, the Unit Warrants and the Series B Preferred Stock based on the relative fair value of each. This allocation process resulted in the Series B Preferred Stock that we sold on February 4, 2000 being initially recorded at a discount from its $1,000 per share liquidation value. This discount will be recorded as a distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of our Common Stock from the date we offered to sell 5,550 Units to February 4, 2000, the date we actually issued the Units. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount related to the "in the money" conversion feature has been recorded as a distribution between February 4, 2000 and June 9, 2000, after which date the Series B Preferred Stock could first be converted into our Common Stock. The Series B Preferred Stock dividends adversely affected our operating results in fiscal 2001 and fiscal 2002 by significantly increasing the net loss available to common shareholders and the net loss per common share, and will continue to adversely affect our operating results through fiscal 2004, unless we earlier redeem the Series B Preferred Stock. By adversely affecting our operating results, the accounting treatment of these dividends could adversely affect the trading price of our Common Stock.

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

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. We cannot assure you that we will have the financial resources, technical expertise, portfolio of market or services or marketing and support capabilities to compete successfully in the future. Our inability to compete successfully in any respect or to timely respond to market demands or changes would have a material adverse effect on our business, conditions and results of operations.

         DOWNTURNS IN GENERAL ECONOMIC AND MARKET CONDITIONS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         There is potential for a continued downturn in general economic and market conditions. Various segments of the economy in general, and of the energy industry in particular, have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. This downturn has been especially strong in the technology industry. Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, including global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. Although we have a diverse client base, we have targeted a number of vertical markets, such as the manufacturing and distribution industries, which have been significantly impacted by the recent economic downturn. A continued economic downturn coupled with decline in our revenues could affect our ability to secure additional financing or raise additional funds to support working capital requirements and growth objectives, maintain existing financing arrangements, or for other purposes. As a result, any economic downturns in general or in our targeted markets, particularly those affecting industrial and commercial users of natural gas and electricity, would have a material adverse effect on our business, operating results, cash flows or financial condition.

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

         OUR MANAGEMENT OF PRIVATE ENERGY PROGRAMS PRESENTS RISKS TO US

         MGT is our subsidiary that manages and holds a small ownership interest in two private energy programs that own natural gas assets. The operations of MGT have been discontinued, and MGT does not intend to form any new private programs, but MGT will continue managing the two business trusts that operate these energy programs until those programs are sold or liquidated or until MGT's interests and management obligations in those programs are sold. These private programs were financed by private placements of equity interests raising capital to acquire the assets and business operated by the programs. Our management of these energy programs presents risks to us, including:

         - lawsuits by investors in these programs who become dissatisfied with the result of these programs, including the lawsuit described in "Item 3. Legal Proceedings";

         - material and adverse changes in the business, results of operations and financial condition of the programs due to events, conditions and factors outside of our control, such as general and local conditions affecting the energy market generally and the revenues of the programs specifically;

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

         OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS IF THEY MATERIALIZE

         We market and sell some of our products and services in international markets. Our revenues from sales into international markets were approximately 3.2% and 2.6% of our consolidated revenues in fiscal 2002 and fiscal 2001, respectively. One component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers. However, we have only limited experience in international operations, including developing localized versions of our products and services and in developing relationships with international service providers. We cannot assure you that we will be successful in expanding our international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

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

         RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS

         The terrorist attacks on September 11, 2001 disrupted commerce throughout the world. In response to such attacks, the U.S. is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism, including the possible war on Iraq. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in reductions in capital expenditures or spending on energy information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products or services, our business and results of operations could be materially and adversely affected.

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

         SOME OF POWERSECURE'S LONG-TERM TURN-KEY CONTRACTS SUBJECT US TO RISKS

         Some of PowerSecure's contracts for turn-key distributed generation projects have a term of many years, during which time some risks to its business may arise due to its obligations under those contracts, even though PowerSecure believes it has mitigated those risks. For example, PowerSecure is responsible for full maintenance on the generators and switchgear during the term of the contract, but it has set aside reserves expected to be sufficient to cover its maintenance obligations and has purchased maintenance packages designed to cover maintenance on the generators. In addition, changes in circumstances that were not contemplated at the time of the contract could exposure PowerSecure to unanticipated risks or to protracted or costly dispute resolution.

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

         As of February 28, 2003, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 56% of our outstanding Common Stock, assuming they exercise or convert all stock options, warrants and convertible preferred stock within 60 days of that date. As a result, these stockholders could, as a practical matter, exercise a significant level of control over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, sales of substantially all of our assets and other significant corporate transactions. The interests of these stockholders may differ from the interests of other stockholders. In addition, this concentration of stock ownership may have the effect of discouraging, delaying or preventing a change in control of us.

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

         On February 28, 2003, 6,043,469 shares of Common Stock were outstanding. On the same date, options to purchase 1,723,590 shares of Common Stock were outstanding, and shares that may be acquired upon exercise of these stock options are eligible for sale on the public market from time to time subject to vesting. Also, on that date, 7,000 shares of Series B Preferred Stock convertible into 2,927,887 shares of Common Stock, and warrants to purchase 871,430 shares of Common Stock, were outstanding. The resale of virtually all shares underlying these warrants and other rights are covered by a currently effective registration statement. The exercise or conversion of outstanding options, warranties and other rights to purchase our Common Stock will dilute the remaining ownership of other holders of our Common Stock. In addition, the sale in the public market of a significant number of these shares issuable upon the exercise of options, warrants and other rights, or the perception that such sales could occur, could cause the price of the Common Stock to decline.

         CHANGES IN LAWS, REGULATIONS AND FINANCIAL ACCOUNTING STANDARDS MAY MATERIALLY AND ADVERSELY AFFECT OUR REPORTED RESULTS OF OPERATIONS


         The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry. New pronouncements and varying interpretations of existing pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price. For example, proposals have been made concerning the expensing of stock options which could result in rules or laws that may adversely affect our reported financial results and have an adverse effect on our stock price.

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

         In addition, we have entered into employment agreements with certain executive officers and other employees which, among other things, include severance and changes in control provisions.

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

           We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our Credit Facility limit our ability to pay dividends (other than on our Series B Preferred Stock) by prohibiting the payment of dividends by Southern Flow or Metretek Florida without the consent of the lender. In addition, the terms of our Series B Preferred Stock contain certain restrictions on our ability to pay dividends on our Common Stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

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

         - the lower coverage by securities analysts and the media of issuers with securities trading on the OTC Bulletin Board;

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

ITEM 7.     FINANCIAL STATEMENTS

         The information required by this Item is set forth on pages F-1 through F-31 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         As of February 28, 2003, our executive officers and directors, their ages and their positions with us are as follows:

NAME                                                    AGE            POSITION(S)
----                                                    ---            -----------
W. Phillip Marcum                                        58            Chairman of the Board, President, Chief Executive
                                                                            Officer and Director
A. Bradley Gabbard                                       48            Executive Vice President, Chief Financial Officer,
                                                                              Treasurer and Director
Gary J. Zuiderveen                                       43            Controller, Principal Accounting Officer and
                                                                            Secretary
Basil M. Briggs (1) (2)                                  67            Director
Kevin P. Collins (1) (2)                                 52            Director
Anthony D. Pell (1) (2)                                  64            Director

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

         BASIL M. BRIGGS has served as a director since June 1991. He has been an attorney in the Detroit, Michigan area since 1961, practicing law with Cox, Hodgman & Giarmarco, P.C., Troy, Michigan, since January 1997. Mr. Briggs was of counsel with Miro, Weiner & Kramer, P.C., Bloomfield Hills, Michigan, from 1987 through 1996. He was the President of Briggs & Williams, P.C., Attorneys at Law, from its formation in 1977 through 1986. Mr. Briggs was the Secretary of Patrick Petroleum Company ("Patrick Petroleum"), Jackson, Michigan, an oil and gas company, from 1984, and a director of Patrick Petroleum from 1970, until Patrick Petroleum was acquired by Goodrich Petroleum Company ("Goodrich Petroleum"), Houston, Texas, an oil and gas company, in August 1995. From August 1995 until June 2000, he served as a director of Goodrich Petroleum.

         KEVIN P. COLLINS has served as a director since March 2000. Mr. Collins has been a Managing Member of The Old Hill Company LLC, Westport, Connecticut, which provides corporate financial and advisory services, since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, he served as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins has served as a director of Key since March 1996; a director of The Penn Traffic Company, Syracuse, New York, a food retailer, since June 1999; and a director of London Fog Industries, Inc., Seattle, Washington, an outerwear designer and distributor, since 1999. Mr. Collins is a Chartered Financial Analyst.

         ANTHONY D. PELL has served as a director since June 1994. Mr. Pell is President, Chief Executive Officer and co-owner of Pelican Investment Management, an investor advisory firm with offices in Boston, Massachusetts and New York, New York, which he co-founded in November 2001. Mr. Pell is a director of Rochdale Investment Management, Inc., New York, New York. He was the President and a co-owner of Pell, Rudman & Co., Boston, Massachusetts, an investment advisory firm, from 1981 until 1993, when it was acquired by United Asset Management Company, and he continued to serve as an employee until June 1995. Mr. Pell was a director of Metretek Florida from 1985 until Metretek Florida was acquired by us in March 1994. Mr. Pell was associated with the law firm of Coudert Brothers from 1966 to 1968 and with the law firm of Cadwalder, Wickersham and Taft from 1968 to 1972, specializing in estate and tax planning. In 1972, Mr. Pell joined Boston Company Financial Strategies, Inc. as a Vice President and was appointed a Senior Vice President in 1975.

         Our Board of Directors currently consists of five members divided into three classes, designated Class I, Class II and Class III, with members of each class holding office for staggered three-year terms. The Class I Directors, whose terms expire at the 2005 Annual Meeting of Stockholders, are Messrs. Marcum and Briggs. The Class II Director, whose term expires at the 2005 Annual Meeting of Stockholders, is Mr. Gabbard. The Class III Directors, whose terms expire at the 2003 Annual Meeting of Stockholders, are Messrs. Collins and Pell. To accomplish that goal, Robert Lloyd did not seek re-election to our Board when his term expired, and Stephen E. McGregor, Ronald G. McKee and Albert F. Thomasson resigned their positions on the Board, thereby reducing the size of the Board of Directors to five.

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

OTHER KEY EMPLOYEES

         Information concerning other key employees is set forth below:

         WOOD A. BREAZEALE, JR., 73, has served as the President, Chief Operating Officer and a director of Southern Flow since May 1993. Mr. Breazeale was the President and Chief Operating Officer of Southern Flow Companies, a division of Homco International, Inc., and a Vice President of Homco International, Inc., from 1979 until we purchased the assets of the Southern Flow Companies division of Weatherford in April 1993. Mr. Breazeale founded Southern Flow Companies in 1953.

         SIDNEY HINTON, 40, has served as the President and Chief Executive Officer and a director of PowerSecure since its incorporation in September 2000. He also served as the President and Chief Executive Officer of PowerSpring from May 2000 until January 2001. From February 2000 until May 2000, Mr. Hinton was an Executive-in-Residence with Carousel Capital, Charlotte, North Carolina, a private equity firm. From February 1999 until December 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy), Raleigh, North Carolina. From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, Raleigh, North Carolina, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company, Atlanta, Georgia.

         THOMAS R. KELLOGG,, 42, has been the President and Chief Executive Officer of Metretek Florida since June 24, 2002. Mr. Kellogg has over 20 years experience in the energy and telecommunications industries. From May 2000 to May 2002, Mr. Kellogg was the Executive Vice President and General Manager of the Networks & Facilities Group of RCC Communications, in Woodbridge, New Jersey. RCC Communications is a telecommunications consulting, engineering, design, construction and operations company with offices in the U.S. and abroad. From February 1999 to May 2000, he served as the Vice President and General Manager of MOBEX Managed Services Company, currently headquartered in Washington, D.C., a subsidiary of MOBEX Communications, Inc., a provider of specialized mobile radio services and systems integration for wireless and wire line telecommunications service providers. From October 1997 until November 1998, Mr. Kellogg was the Chief Financial Officer and Corporate Secretary of IllumElex Corporation, based in Raleigh, North Carolina, a national lighting and energy services company. From April 1995 until October 1997, he served as the Vice President and General Manager of Southern Development and Investment Group, located in Atlanta, Georgia, a wholly-owned subsidiary of the Southern Company focused on the identification, development, funding, and deployment of various energy, telecommunications and technology related businesses. Prior thereto, he served in various capacities for divisions of the Southern Company, including Georgia Power Company, Mississippi Power Company, Southern Company Services and SouthernLinc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and beneficial owners of more than 10% of our outstanding Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC, and to furnish us with copies of all such reports that they file. Based solely upon our review of the copies of such forms we have received, and written representations from certain directors and executive officers that no Form 5s were required to be filed, we believe that, during fiscal 2002, all reports required by Section 16(a) to be filed by such persons were timely filed, exhibit for one Form 4 covering three transactions by Mr. Pell inadvertently filed late.

ITEM 10.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth the total compensation that we paid or accrued for services rendered to us in all capacities during the last three fiscal years by our Chief Executive Officer and by our only other executive officer (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 in fiscal 2002:

                                           SUMMARY COMPENSATION TABLE


                                                                                        LONG TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                                                                         AWARDS
                                                                                      ------------
                                                     ANNUAL COMPENSATION(1)            SECURITIES
                                                     -----------------------           UNDERLYING              ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR         SALARY            BONUS           OPTIONS(2)          COMPENSATION(3)
---------------------------             ----         ------            -----           -----------         ---------------
W. Phillip Marcum...........            2002         $295,000        $       0                 0                $6,471
         President and Chief            2001          295,000                0           200,000                 6,188
         Executive Officer              2000          295,000          150,000                 0                 6,438

A. Bradley Gabbard..........            2002          175,000                0                 0                 6,314
         Executive Vice                 2001          175,000                0           200,000                 6,060
         President and Chief            2000          175,000           75,000                 0                 6,170
         Financial Officer

---------------------

(1) Excludes perquisites and other personal benefits, if any, which were less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2) All options, vest in three equal annual investment: one-third on date of grant, one-third on the first anniversary of the grant and one-third on second anniversary of the grant.

(3) Includes amounts paid or accrued on behalf of the Named Executive Officers in fiscal 2002 for (i) matching contributions under our 401(k) plan of $5,500 for Mr. Marcum and $5,361 for Mr. Gabbard; (ii) premiums for group term life insurance of $762 for Mr. Marcum and $744 for Mr. Gabbard; and (iii) premiums for long-term disability insurance of $209 for Mr. Marcum and $209 for Mr. Gabbard.

EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL ARRANGEMENTS AND OTHER COMPENSATION ARRANGEMENTS

         Arrangements with Named Executive Officers. In December 1991, we entered into employment agreements, which have been amended several times, with
W. Phillip Marcum, our Chairman of the Board, President and Chief Executive Officer, and A. Bradley Gabbard, our Executive Vice President and Chief Financial Officer. Under the most recent amendments to these employment agreements, the employment terms of Messrs. Marcum and Gabbard were extended and renewed until December 31, 2003, with automatic additional one-year renewal periods when the terms expire, unless either we or the officer gives six months prior written notice of termination.

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

         As amended, the employment agreements with Messrs. Marcum and Gabbard also include "change in control" provisions designed to provide for continuity of management in the event we undergo a change in control. The agreements provide that if within three years after a change in control, the officer is terminated by us for any reason other than for "cause", or if the officer terminates his employment for "good reason", as such terms are defined in the employment agreements, then the officer is entitled to receive a lump-sum severance payment equal to two times, for Mr. Marcum, and one times, for Mr. Gabbard, the amount of his then base salary, together with certain other payments and benefits, including continued participation in all our insurance plans for a period of two years for Mr. Marcum and one year for Mr. Gabbard. Under these employment agreements, a "change in control" will be deemed to have occurred only if:

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

         Arrangements with Other Employees. In June 2002, Metretek Florida entered into an employment and non-competition agreement with Thomas R. Kellogg, the President and Chief Executive Officer of Metretek Florida. Mr. Kellogg's employment agreement expires June 24, 2003, and is renewable for additional one-year renewal periods when the term expires, unless either Metretek Florida or Mr. Kellogg gives 30 days prior written notice of termination.

         The base salary under Mr. Kellogg's employment agreement is set at $175,000. In addition to the base salary, Mr. Kellogg's employment agreement provides, among other things, for standard benefits commensurate with the management level involved, including a bonus of 7% of Metretek Florida's cash flow from operations, options to purchase 100,000 shares of our Common Stock at $1.50 per share, and 8% of the common shares of MCM. Mr. Kellogg's employment agreement also provides for incentive compensation in the event of a sale of the core business of Metretek Florida, consisting generally of all Metretek Florida business other than the contract manufacturing business, based upon an increasing proportion of the net proceeds of such a sale. Such incentive compensation commences at 15.25% of the first $500,000 of the net proceeds over $2 million from a sale of Metretek Florida's core business, and that percentage increases incrementally as net proceeds increase, up to 31% of the net proceeds of such a sale over $5.5 million. Any incentive compensation payable for net proceeds exceeding $6 million are to be set in the discretion of our Board of Directors. If we reject a bona fide offer for the sale of the core business of Metretek Florida before Mr. Kellogg's employment is terminated for any reason, and if he rejects any severance to which he would otherwise be entitled, then Mr. Kellogg will be entitled to receive shares of Metretek Florida, under the terms and conditions of a Shareholders Agreement, in proportion to what his incentive compensation would have been if the sale had been approved. In addition, if Mr. Kellogg's employment is terminated without cause, or upon the expiration of the employment term or any renewal period, or as the result of a sale of Metretek Florida where Mr. Kellogg waives his incentive compensation, then Mr. Kellogg will be entitled to receive a severance payment in the amount of one year's base salary, payable over the subsequent year. Mr. Kellogg's employment agreement also contains a one-year non-compete covenant and certain restrictions on Mr. Kellogg's use of confidential information and use of inventions and other intellectual property.

         In June 2002, MCM issued shares totaling 17% of its outstanding common stock to three of its employees, including to Mr. Kellogg as described above, as equity incentive compensation. As of December 31, 2002, Metretek Florida owns 83% of the outstanding MCM shares. The MCM shares are subject to a Shareholders Agreement, dated June 27, 2002, signed by all the employees receiving MCM shares. Under the Shareholders Agreement:

         - MCM holds a right of first refusal on the sale of any MCM shares by any employee-shareholders;

         - MCM employee-shareholders have the right to participate in a sale of a majority of the outstanding MCM shares by Metretek Florida;

         - If Metretek Florida desires to sell its MCM shares that constitute a majority of all then outstanding MCM shares, then Metretek Florida has the right to force the employee-shareholders to also sell their MCM shares;

         - MCM employee-shareholders have the preemptive right to maintain their pro rata equity percentage in MCM in the event of future issuances of MCM shares by participating in such issuances on the same terms as other buyers; and

         - Upon the termination of employment of any MCM employee-shareholder, MCM has the right to purchase such MCM shares at an appraised value.

         Effective January 1, 2003, PowerSecure entered into an employment and non-competition agreement with Sidney Hinton, the President and Chief Executive Officer of PowerSecure. Mr. Hinton's employment agreement is for a term of three years, and is renewable for additional one-year renewal periods when the term expires, unless either PowerSecure or Mr. Hinton gives 30 days prior written notice of termination.

         The base salary under Mr. Hinton's employment agreement is set at $250,000, subject to annual upward adjustments at the discretion of the Board of Directors of PowerSecure. In addition to the base salary, Mr. Hinton's employment agreement provides, among other things, for standard benefits commensurate with the management level involved, including an annual bonus of 7% of PowerSecure's cash flow from operations and 7% of the common shares of PowerSecure. If Mr. Hinton's employment is terminated without cause, or due to the expiration of the employment term or any renewal period, then Mr. Hinton will be entitled to receive a severance payment in the amount of one year's base salary, payable over the subsequent year. Mr. Hinton's employment agreement also contains a one-year non-competition covenant, which becomes two years if Mr. Hinton voluntarily resigns or is terminated by PowerSecure for cause, and certain restrictions on Mr. Hinton's use of confidential information and use of inventions and other intellectual property. Mr. Hinton's employment agreement also includes a "change in control" provision designed to provide for continuity of management in the event we or PowerSecure undergo a change in control. The employment agreement provides that if within three years after a "change in control", Mr. Hinton is terminated by us for any reason other than for "cause", or if Mr. Hinton terminates his employment for "good reason", as such terms are defined in the employment agreement, then Mr. Hinton is entitled to receive a lump-sum severance payment equal to one year's then base salary, together with certain other payments and benefits, including continued participation in all our insurance plans for a period of one year.

         During March 2003, subject to approval by our Series B Preferred Stockholders, PowerSecure authorized the issuance of shares totaling up to 15% of its outstanding common stock to its employees, including to Mr. Hinton as described above, as equity incentive compensation. As of December 31, 2002, we owned 100% of the outstanding PowerSecure shares, and we will continue to own 85% of the outstanding PowerSecure shares the issuance of all authorized shares to PowerSecure employees. The PowerSecure shares will be issued subject to a Shareholders Agreement to be signed by all employees receiving PowerSecure shares. Under the Shareholders Agreement:

         - PowerSecure holds a right of first refusal on the sale of any PowerSecure shares by any employee-shareholders;

         - PowerSecure employee-shareholders have the right to participate in a sale of a majority of the outstanding PowerSecure shares by us;

         - If we desire to sell our PowerSecure shares that constitute a majority of all then outstanding PowerSecure shares, then we have the right to force the employee-shareholders to also sell their PowerSecure shares;

         - If PowerSecure issues additional PowerSecure shares in the future to third persons, then PowerSecure will grant an option for its employee-shareholders to purchase additional PowerSecure shares in order to maintain their pro rata equity percentage in PowerSecure, at the price as paid by such third persons; and

         - Upon the termination of employment of any PowerSecure employee-shareholder, PowerSecure has the right to purchase such PowerSecure shares at an appraised value.

STOCK OPTION GRANTS

         We did not grant any stock options, or stock appreciation rights, alone or in tandem with stock options, in fiscal 2002 to the Named Executive Officers.

STOCK OPTION EXERCISES AND VALUES

         The following table sets forth information with respect to stock options held by the Named Executive Officers on December 31, 2002. The Named Executive Officers did not exercise any stock options during fiscal 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                             UNDERLYING UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS AT
                                                  AT FISCAL YEAR-END                     FISCAL YEAR-END (1)
                                             ------------------------------        -----------------------------
           NAME                             EXERCISABLE       UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
           ----                             ------------      -------------        -----------    -------------
           W. Phillip Marcum........           213,334             66,666                 $0            $0

           A. Bradley Gabbard.......           182,834             66,666                  0             0

         -------------------

         (1) For purposes of this table, the "Value of Unexercised In-the-Money Options" is calculated based upon the difference between $0.26, the closing sale price of the Common Stock on December 31, 2002, as reported on the OTC Bulletin Board, and the option exercise price. An option is "in-the-money" if the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. Because the exercise price of all options in this table exceeded $0.26, none of the options were "in-the-money" on December 31, 2002.

DIRECTOR COMPENSATION

         Directors who are also our officers or employees do not receive any additional compensation for serving on the Board of Directors or its committees. All directors are reimbursed for their out-of-pocket costs of attending meetings of the Board of Directors and its committees. Directors who are not also our officers or employees ("Non-Employee Directors") currently receive an annual retainer of $5,000 plus a fee of $1,000 for each meeting of the Board of Directors attended in person and a fee of $500 for each meeting attended telephonically. Non-Employee Directors also receive stock options under an annual formula ("Annual Director Options"). Until June 1998, these Annual Director Options were granted under our Directors' Stock Option Plan (the "Directors' Plan"). Since June 1998, these Annual Director Options have been granted under our 1998 Stock Incentive Plan (the "1998 Plan"). Under the formula for these Annual Director Options, each person who is first elected or appointed to serve as a Non-Employee Director is automatically granted an option to purchase 5,000 shares of Common Stock. On the date of the annual meeting of stockholders each year, each Non-Employee Director automatically granted an Annual Director Option to purchase 2,500 shares of Common Stock, unless he was first elected within six months of that date. All Annual Director Options vest and become exercisable immediately upon grant. Additional non-formula options can be granted to Non-Employee Directors under the 1998 Plan in the discretion of the Board of Directors.

         All Annual Director Options granted to Non-Employee Directors are non-qualified stock options exercisable at a price equal to the fair market value of the Common Stock on the date of grant and have ten year terms, subject to earlier termination in the event of the termination of the optionee's status as a director or the optionee's death. Annual Director Options typically remain exercisable for one year after a Non-Employee Director dies and for that number of years after a Non-Employee Director leaves the Board of Directors (for any reason other than death or removal for cause) equal to the number of full or partial years that the Non-Employee Director served as a director, but not beyond the ten year term of the option. Any other option granted to a director may contain different terms at the discretion of the Board.

         As of December 31, 2002, options to purchase 328,468 shares of Common Stock were outstanding to our current Non-Employee Directors under the 1998 Plan, at exercise prices ranging from $0.48 to $17.38 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 28, 2003 (except as otherwise indicated in the footnotes below) by:

         - each person who is known by us to beneficially own 5% or more of the outstanding shares of our Common Stock;

         -        each of our directors;

         -        each of the Named Executive Officers; and

         -        all of our directors and executive officers as a group.

         The share ownership information in the following table is based upon information supplied to us by the persons named in the table and upon public filings with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes either voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, each person named in the table below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person, subject to applicable community property laws. In computing the "Number" and the "Percent of Class" beneficially owned by a person, beneficial ownership includes any shares of Common Stock issuable under options, warrants, conversion rights and other rights that are exercisable on or within 60 days of February 28, 2003. These underlying shares, however, are not included in computing the "Percent of Class" of any other beneficial owner. The "Percent of Class" is based upon 6,043,469 shares of Common Stock outstanding on February 28, 2003. The business address for all of our named executive officers and directors is 303 Seventeenth Street, Suite 660, Denver, Colorado 80203.

                                                                                     SHARES OF COMMON STOCK
                                                                                   ----------------------------
NAME OF BENEFICIAL OWNER                                                           NUMBER      PERCENT OF CLASS
------------------------                                                           ------      ----------------
DDJ Capital Management, LLC(1) ..............................................      2,159,167          28.4
    141 Linden Street, Suite S-4
    Wellesley, Massachusetts  02482
Special Situations Funds(2) .................................................      1,034,360          14.6
    153 East 53rd Street
    New York, New York  10022
State Street Bank and Trust Company, as trustee (3) .........................        719,722          11.0
    225 Franklin Street
    Boston, Massachusetts  02110
Credit Suisse Asset Management, LLC (4) .....................................        717,180          10.9
    153 East 53rd Street, 57th Floor
    New York, New York, 10022
Kenneth B. Funsten (5) ......................................................        686,260          10.9
    121 Outrigger Mall
    Marina del Ray, California  90292
W. Phillip Marcum (6) .......................................................        404,967           6.3
FamCo Value Income Partners, L.P. (7) .......................................        347,068           5.6
    121 Outrigger Mall
    Marina del Ray, California  90292
American Meter Company (8) ..................................................        325,054           5.4
    300 Welsh Road
    Horsham, Pennsylvania 19044
A. Bradley Gabbard (9) ......................................................        306,616           4.9
Anthony D. Pell (10) ........................................................        112,431           1.8
Basil M. Briggs (11) ........................................................         80,305           1.3
Kevin P. Collins (12) .......................................................         79,832           1.3
All directors and executive officers
     as a group (6 persons)(13) .............................................      1,016,284          15.1

---------------------------

(1) Information based, in part, on Schedule 13G filed with the SEC on February 14, 2002 by State Street Bank and Trust Company, as trustee for General Motors Employees Global Group Pension Trust (the "GM Trust") and General Motors Investment Management Corporation ("GMIMCO"), indicating beneficial ownership as of December 31, 2001. Information also based, in part, on Amendment No. 4 to Schedule 13D filed with the SEC on December 27, 2000, by DDJ Capital Management, LLC ("DDJ"), B III-A

         Capital Partners, L.P. ("B III-A Capital Partners") and GP III-A, LLC ("GP III-A"), indicating beneficial ownership as of December 9, 2000. The shares of Common Stock are owned by B III-A Capital Partners (359,862 shares), the DDJ Canadian High Yield Fund (1,079,583 shares) and the GM Trust (719,721 shares). GP III-A is the general partner of, and DDJ is the investment manager for, B III-A Capital Partners. DDJ is the investment advisor to the DDJ Canadian High Yield Fund. DDJ and GMIMCO are investment managers for the GM Trust. Includes 300,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 50,000 shares are owned by B III-A Capital Partners, warrants to purchase 150,000 shares are owned by DDJ Canadian High Yield Fund, and warrants to purchase 100,000 shares are owned by the GM Trust. Also includes 1,259,167 shares of Common Stock that may be acquired upon the conversion of 3,000 shares of Series B Preferred Stock, of which 500 shares of Series B Preferred Stock convertible into 209,862 shares of Common Stock are owned by B III-A, 1,500 shares of Series B Preferred Stock convertible into 629,583 shares of Common Stock are owned by DDJ Canadian High Yield Fund, and 1,000 shares of Series B Preferred Stock convertible into 419,721 shares of Common Stock are owned by the GM Trust.

(2) Information based, in part, upon Schedule 13G filed with the SEC on February 13, 2003 by Austin W. Marxe and David M. Greenhouse, indicating beneficial ownership as of December 31, 2002. Austin W. Marxe and David M. Greenhouse are the controlling principals of AWM Investment Company, Inc. ("AWM"). AWM Investment is the general partner of MGP Advisors Limited Partnership ("MGP Partners") and the general partner of and the investment advisor to the Special Situations Cayman Fund, L.P. MGP Advisors is the general partner of and investment adviser to the Special Situations Fund III, L.P. Messrs. Marxe and Greenhouse are also members of MG Advisors, L.L.C. ("MG Advisers"), the general partner of and the investment advisor to the Special Situations Private Equity Fund, L.P. and members of SST Advisors, L.L.C., the general partner of and investment advisor to the Special Situations Technology Fund, L.P. The shares of Common Stock are owned by Special Situations Fund III (426,673 shares), Special Situations Private Equity Fund (258,590 shares), Special Situations Technology Fund (206,872 shares) and Special Situations Cayman Fund (142,225 shares). Includes 200,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 82,500 shares are owned by Special Situations Fund III, warrants to purchase 50,000 shares are owned by Special Situations Private Equity Fund, warrants to purchase 40,000 shares are owned by Special Situations Technology Fund, and warrants to purchase 27,500 shares are owned by Special Situations Cayman Fund. Also includes 834,360 shares of Common Stock that may be acquired upon the conversion of 2,000 shares of Series B Preferred Stock, of which 825 shares of Series B Preferred Stock convertible into 344,173 shares of Common Stock are owned by Special Situations Fund III, 500 shares of Series B Preferred Stock convertible into 208,590 shares of Common Stock are owned by Special Situations Private Equity Fund, 400 shares of Series B Preferred Stock convertible into 166,872 shares of Common Stock are owned by Special Situations Technology Fund, and 275 shares of Series B Preferred Stock convertible into 114,725 shares of Common Stock are owned by Special Situations Cayman Fund.

(3) Information based, in part, upon Schedule 13G filed with the SEC on February 14, 2002 by State Street Bank and Trust Company, as trustee for the GM Trust, and GMIMCO. State Street Bank and Trust Company is acting as trustee for the GM Trust with respect to these shares, and DDJ and GMIMCO are investment managers for the GM Trust with respect to these shares. See note (1) above. Includes 100,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants. Also includes 419,721 shares of Common Stock that may be acquired upon the conversion of 1,000 shares of Series B Preferred Stock. In this table, the shares beneficially owned by State Street Bank and Trust Company, as trustee for the GM Trust, are also included in the shares beneficially owned by DDJ.

(4) Credit Suisse Asset Management, LLC is the investment advisor for SEI Institutional Management Trust, Bost & Co., Warburg Pincus High Yield Fund, The Common Fund, CSAM Investment Trust - U.S. HYLD Series and SEI Global - High Yield Fixed Income Fund. The shares of Common Stock are owned by SEI Institutional Management Trust (215,154 shares), Bost & Co. (83,436 shares), Warburg Pincus High Yield Fund (107,577 shares), The Common Fund (107,577 shares), CSAM Investment Trust - U.S. HYLD Series (107,577 shares) and SEI Global - High Yield Fixed Income Fund (35,859 shares). Includes 100,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 30,000 shares are owned by SEI Institutional Management Trust, warrants to purchase 20,000 shares are owned by Bost & Co., warrants to purchase 15,000 shares are owned by Warburg Pincus High Yield Fund, warrants to purchase 15,000 shares owned by The Common Fund, warrants to purchase 15,000 shares are owned by CSAM Investment Trust - U.S. HYLD Series, and warrants to purchase 5,000 shares are owned by SEI Global - High Yield Fixed Income Fund. Also includes 417,180 shares of Common Stock that may be acquired upon the conversion of 1,000 shares of Series B Preferred Stock, of which 300 shares of Series B Preferred Stock convertible into 125,154 shares of Common Stock are owned by SEI Institutional Management Trust, 200 shares of Series B Preferred Stock convertible into 83,436 shares of Common Stock are owned by Bost & Co., 150 shares of Series B Preferred Stock convertible into 62,577 shares of Common Stock are owned by Warburg Pincus High Yield Fund, 150 shares of Series B Preferred Stock convertible into 62,577 shares of Common Stock are owned by The Common Fund, 150 shares of Series B Preferred Stock convertible into 62,577 shares of Common Stock are owned by CSAM Investment Trust - U.S. HYLD Series, and 50 shares of Series B Preferred Stock convertible into 20,859 shares of Common Stock are owned by SEI Global - High Yield Fixed Income Fund.

(5) Information based, in part, upon Amendment No. 1 to Schedule 13G and upon Form 3 filed with the SEC on December 29, 2000 by Kenneth B. Funsten, indicating beneficial ownership as of December 9, 2000, and Amendment No. 1 to Schedule 13G filed with the SEC on February 21, 2002 by FamCo Value Income Partners, L.P. ("FamCo VIP"), indicating beneficial ownership as of December 31, 2001. Kenneth B. Funsten is the president and the portfolio manager of Funsten Asset Management Company. Funsten Asset Management Company is the general partner of FamCo VIP. Mr. Funsten is a director of FamCo Offshore, Ltd. Mr. Funsten holds sole voting and investment power over the securities owned by FamCo VIP and FamCo Offshore. The shares of Common Stock are owned by Mr. Funsten (245,918 shares), FamCo VIP (347,068 shares) and FamCo Offshore (93,274 shares). Includes 50,000 shares of Common Stock that may be acquired upon currently exercisable warrants, of which warrants to purchase 18,100 shares are owned by Mr. Funsten, warrants to purchase 27,000 shares are owned by FamCo VIP, and warrants to purchase 4,900 shares are owned by FamCo Offshore. Also includes 208,590 shares of Common Stock that may be acquired upon the conversion of 500 shares of Series B Preferred Stock, of which 181 shares of Series B Preferred Stock convertible into 75,510 shares of Common Stock are owned by Mr. Funsten, 270 shares of Series B Preferred Stock convertible into 112,638 shares of Common Stock are owned by FamCo VIP, and 49 shares of Series B Preferred Stock convertible into 20,442 shares of Common Stock are owned by FamCo Offshore. Does not include 4,100 shares owned by an employee of Funsten Asset Management Company which cannot be sold or further added to without permission by Mr. Funsten by virtue of restrictions that are placed on securities transactions by employees of Funsten Asset Management Company, because Mr. Funsten has no investment or voting authority over the shares of the employee and Mr. Funsten expressly disclaims beneficial ownership of these shares.

(6) Includes 253,334 shares that may be acquired by Mr. Marcum upon the exercise of currently exercisable stock options.

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

(9) Includes 2,187 shares owned by Mr. Gabbard's minor son and 182,834 shares that may be acquired by Mr. Gabbard upon the exercise of currently exercisable stock options.

(10) Includes 2,937 shares held by Mr. Pell's wife. Also includes 75,082 shares that may be acquired by Mr. Pell upon the exercise of currently exercisable stock options.

(11) Includes 4,500 shares owned by Mr. Briggs' wife. Also includes 75,805 shares that may be acquired by Mr. Briggs or his wife upon the exercise of currently exercisable stock options.

(12) Includes 77,582 shares that may be acquired by Mr. Collins upon the exercise of currently exercisable stock options.

(13) Includes 688,971 shares that may be acquired upon the exercise of currently exercisable stock options. See note (6) and notes (9) through
         (12).

EQUITY COMPENSATION PLAN INFORMATION

         We have three compensation plans that have been approved by our stockholders under which our equity securities are authorized for issuance to directors, officers, employees, advisors and consultants in exchange for goods or services:

         -        our 1991 Stock Option Plan;

         -        our Directors' Plan; and

         -        our 1998 Stock Incentive Plan.

         In addition, we have issued warrants to purchase our equity securities to certain advisors consultants and lenders with the approval of our Board of Directors, but without the approval of our stockholders which was not required.

         The following table sets forth information about our Common Stock that may be issued upon the exercise of outstanding options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2002:

                                                                                        NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES                                REMAINING AVAILABLE FOR
                                    TO BE ISSUED UPON         WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       EXERCISE OF           EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
PLAN CATEGORY                      WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
-------------                              (a)                      (b)                         (c)
                                  --------------------      --------------------       -----------------------
Equity compensation plans
approved by security holders (1)      1,723,590                   $2.03                      183,366

Equity compensation plans not
approved by security holders (2)        170,000                    8.36                            0
                                      ---------                   -----                      -------
Total                                 1,893,590                   $2.60                      183,366
                                      =========                   =====                      =======

----------

(1) Represents options to purchase shares of Common Stock granted under our 1991 Stock Option Plan, our Directors' Plan and our 1998 Stock Incentive Plan. We will not grant any future options under our 1991 Stock Option Plan or our Directors' Plan.

(2) Represents warrants to purchase shares of Common Stock granted in 1999 and 2001 to certain advisors, investors and lenders as compensation in past for services rendered, at exercise prices ranging from $2.47 to $14.50 and expiring at various dates through July 2004.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have entered into indemnification agreements with each of our directors. These agreements require us to indemnify such individuals to the fullest extent permitted by Delaware law.

         Any material transaction between us and any related party must be approved by a majority of the members of our Board of Directors who are disinterested in the transaction.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

         (2) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

                  (2.1) Termination Agreement and Mutual Release, dated as of March 31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

                  (2.2) Stock Purchase Agreement, dated as of April 6, 2001, by and among Stanley W. Timblin, Jeffrey W. Timblin, PowerSecure, Inc. and Metretek Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

                  (2.3) Amendment to Stock Purchase Agreement, dated as of December 31, 2002, by and among Stanley W. Timblin, Jeffrey W. Timblin, PowerSecure, Inc. and Metretek Technologies, Inc.

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

                  (4.11) Form of Common Stock Purchase Agreement issued by Metretek Technologies, Inc. to First Albany Corporation, William Reinert, John S. Koodrich and Lawrence C. Petrucci. (Incorporated by reference to
                           Exhibit 4.16 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

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

                  (10.7) Employment Agreement, dated as of June 11, 1991, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Metretek's Registration Statement on Form S-18, Registration No. 33-44558.)*

                  (10.8) Amendment No. 1 to Employment Agreement, dated June 27, 1997, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.)*

                  (10.9) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.8 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

                  (10.10) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.* (Incorporated by reference to Exhibit 10.10 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

                  (10.11) Amendment No. 4 to Employment Agreement, dated as of January 1, 2002, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.* (Incorporated by reference to Exhibit 10.11 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2001.)*

                  (10.12) Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of June 11, 2001 (Incorporated by reference to Exhibit 4.3 to Metretek's Registration Statement on Form S-8, Registration No. 333-62714.)*

                  (10.13) Form of Indemnification Agreement between Metretek Technologies, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

                  (10.14) Termination Agreement and Mutual Release, dated as of March 31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

                  (10.15) Prototype - Basic Plan Document for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

                  (10.16) Adoption Agreement for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

                  (10.17) Non-Negotiable Convertible Promissory Note, dated September 28, 2000, issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.)

                  (10.18) Credit and Security Agreement, dated as of September 24, 2001, by and between Wells Fargo Business Credit, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.19) Form of Guaranty, dated as of September 24, 2001, by each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.20) Form of Security Agreement, dated as of September 24, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.21) Credit and Security Agreement, dated as of September 6, 2002, by and between Wells Fargo Business Credit, Inc. and Metretek, Incorporated (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.22) Form of Guaranty, dated as of September 6, 2002, by each of Metretek Technologies, Inc., PowerSecure, Inc., Metretek Contract Manufacturing Company, Inc. and Southern Flow Companies, Inc., Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.23) Form of Security Agreement, dated as of September 6, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., PowerSecure, Inc., Metretek Contract Manufacturing Company, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.24) Employment Non-Competition Agreement, dated as of June 24, 2002, by and between Metretek, Incorporated and Thomas R. Kellogg.*

                  (10.25) Employment and Non-Competition Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and Sidney Hinton.*

                  (10.26) Shareholders Agreement, dated as of June 27, 2002, between Metretek Contract Manufacturing Company, Inc. and its shareholders.*

                  (10.27) Form of Shareholders Agreement, between Metretek, Incorporated and its shareholders.*

                  (10.28) Shareholders Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and its shareholders.*

                  (10.29) Stipulation of Settlement, filed March 27, 2003, among Douglas W. Heins, on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et al.

                  (10.30) Stipulation and Order of Settlement, dated as of February 25, 2003, by Scient, Inc. and Metretek Technologies, Inc.

                  (10.31) First Amendment to Credit and Security Agreement, dated as of November 19, 2002, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc.

                  (10.32) Second Amendment to Credit and Security Agreement, and Waiver of Defaults dated as of March 26, 2003, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc.

                  (10.33) First Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of March 26, 2003, between Metretek, Incorporated and Wells Fargo Business Credit Inc.

         (21)     SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

                  (21.1)   Subsidiaries of Metretek Technologies, Inc.

         (23)     CONSENT OF EXPERTS:

                  (23.1)   Consent of Deloitte & Touche LLP

         (99)     ADDITIONAL EXHIBITS

                  (99.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  (99.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

---------------

         *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.

(b)      REPORTS ON FORM 8-K

         During the quarter ended December 31, 2002, we filed the following Current Report on Form 8-K with the SEC:

         Filing Date                Item No.             Description
         -----------                --------             -----------
         October 15, 2002               5,7          Delisting from Nasdaq
                                                        SmallCap Market



ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 day period prior to the filing date of this Report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in and pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and adequate to ensure that, material information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

         The design of any system of controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   METRETEK TECHNOLOGIES, INC.


                                   By:    /s/ W. Phillip Marcum
                                       ----------------------------------------
                                          W. Phillip Marcum, President and
                                          Chief Executive Officer
                                          Date: March 27, 2003

         KNOW ALL MEN BY THESE PRESENTS, THAT each of the undersigned directors and officers of Metretek Technologies, Inc. hereby constitutes and appoints W. Phillip Marcum, A. Bradley Gabbard and Paul R. Hess, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities, to do any and all acts and things and to execute any and all instruments which said attorneys-in-fact and agents may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including, without limitation, the power and authority to sign for us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys-in-fact and agents shall do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                             Title                                             Date
---------                             -----                                             ----
/s/ W. Phillip Marcum                 Chairman of the Board, President,                 March 27, 2003
----------------------------------    Chief Executive Officer and Director
W. Phillip Marcum                     (Principal executive officer)

/s/ A. Bradley Gabbard                Executive Vice President, Chief Financial         March 27, 2003
-----------------------------------   Officer, Treasurer, Secretary and Director
A. Bradley Gabbard                    (Principal financial officer)

/s/ Gary J. Zuiderveen                Controller, Principal Accounting                  March 27, 2003
-----------------------------------   Officer and Secretary
Gary J. Zuiderveen                    (Principal accounting officer)



/s/ Basil M. Briggs                   Director                                          March 27, 2003
-----------------------------------
Basil M. Briggs

/s/ Anthony D. Pell                   Director                                          March 27, 2003
-----------------------------------
Anthony D. Pell

/s/ Kevin P. Collins                  Director                                          March 27, 2003
-----------------------------------
Kevin P. Collins

                                 CERTIFICATIONS

I, W. Phillip Marcum, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Metretek Technologies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003             /s/ W. Phillip Marcum
                                 -----------------------------------
                                 W. Phillip Marcum
                                 President and Chief Executive Officer
                                 Metretek Technologies, Inc.

I, A. Bradley Gabbard, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Metretek Technologies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003       /s/ A. Bradley Gabbard
                           --------------------------
                           A. Bradley Gabbard
                           Executive Vice President and Chief Financial Officer
                           Metretek Technologies, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

CONSOLIDATED FINANCIAL STATEMENTS OF
   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001               F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 2002 and 2001                                              F-5

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2002 and 2001                                        F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002 and 2001                                              F-7

Notes to Consolidated Financial Statements                                 F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Metretek Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Metretek Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets. Also as disclosed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for contracts from the completed-contract method to the percentage-of-completion method.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Denver, Colorado
March 27, 2003

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                     DECEMBER 31,
                                                                            --------------------------------
ASSETS                                                                         2002                 2001
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   884,843          $   696,076
  Trade receivables, net of allowance for doubtful accounts
    of $281,422 and $169,632, respectively                                    4,209,942            4,980,419
  Other receivables                                                                 576               14,929
  Inventories                                                                 3,208,774            3,135,297
  Prepaid expenses and other current assets                                     519,113              559,562
                                                                            -----------          -----------

      Total current assets                                                    8,823,248            9,386,283
                                                                            -----------          -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                                   3,776,586            4,150,686
  Vehicles                                                                       63,867               50,227
  Furniture and fixtures                                                        580,551              561,664
  Land, building and improvements                                               742,424              736,388
                                                                            -----------          -----------
      Total property, plant and equipment, at cost                            5,163,428            5,498,965
  Less accumulated depreciation and amortization                              3,449,635            3,318,054
                                                                            -----------          -----------

      Property, plant and equipment, net                                      1,713,793            2,180,911
                                                                            -----------          -----------

OTHER ASSETS:
  Goodwill (Notes 1 and 4)                                                    7,617,196            7,407,931
  Patents and capitalized software development, net of accumulated
   amortization of $930,633 and $818,065, respectively                          389,133              489,860
  Other assets (Note 7)                                                         619,747              691,042
                                                                            -----------          -----------

      Total other assets                                                      8,626,076            8,588,833
                                                                            -----------          -----------

TOTAL                                                                       $19,163,117          $20,156,027
                                                                            ===========          ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                             2002                  2001
CURRENT LIABILITIES:
  Accounts payable                                                          $  1,576,580           $  1,405,632
  Accrued and other liabilities                                                2,852,737              1,962,617
  Notes payable (Note 5)                                                         261,387              2,479,172
  Deposits and capital lease obligations (Note 6)                                 42,458                  1,896
                                                                            ------------           ------------

      Total current liabilities                                                4,733,162              5,849,317
                                                                            ------------           ------------

LONG-TERM NOTES PAYABLE (NOTE 5)                                               4,690,758              1,268,024
                                                                            ------------           ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS (NOTE 6)                                    41,893
                                                                            ------------           ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 SHARES ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE (NOTE 3)                                   8,531,941              7,680,217
                                                                            ------------           ------------
STOCKHOLDERS' EQUITY (NOTE 9):
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
 Common stock, $.01 par value 25,000,000 shares authorized;
    6,043,469 and 6,077,764 shares issued and outstanding,
    respectively                                                                  60,435                 60,778
  Additional paid-in-capital                                                  55,092,132             55,116,789
  Accumulated other comprehensive loss                                                                  (65,935)
  Accumulated deficit                                                        (53,987,204)           (49,753,163)
                                                                            ------------           ------------

      Total stockholders' equity                                               1,165,363              5,358,469
                                                                            ------------           ------------

TOTAL                                                                       $ 19,163,117           $ 20,156,027
                                                                            ============           ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                        -----------------------------------
                                                           2002                    2001
REVENUES:
  Sales and services                                    $ 27,040,333           $ 28,798,771
  Other                                                        1,172                294,015
                                                        ------------           ------------

      Total revenues                                      27,041,505             29,092,786
                                                        ------------           ------------
COSTS AND EXPENSES:
  Cost of sales and services                              19,938,103             21,321,934
  General and administrative                               5,494,173              5,426,352
  Selling, marketing and service                           1,555,150              1,360,296
  Depreciation and amortization                              658,417              1,418,571
  Research and development                                   551,518                796,672
  Interest, finance charges and other                        205,234                154,253
  Provision for litigation costs, net (Note 7)             1,763,723                   --
  Nonrecurring charges (Note 2)                              257,504                   --
                                                        ------------           ------------

      Total costs and expenses                            30,423,822             30,478,078
                                                        ------------           ------------

OPERATING LOSS                                            (3,382,317)            (1,385,292)

MINORITY INTEREST IN LOSS (Note 9)                              --                     --

INCOME TAXES (Note 8)                                           --                     --
                                                        ------------           ------------

NET LOSS                                                  (3,382,317)            (1,385,292)

PREFERRED STOCK DEEMED DISTRIBUTION                         (851,724)              (776,732)
                                                        ------------           ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS              $ (4,234,041)          $ (2,162,024)
                                                        ============           ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED            $      (0.70)          $      (0.36)
                                                        ============           ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                           6,077,388              6,031,272
                                                        ============           ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

                                                                           ACCUMULATED
                                   COMMON STOCK           ADDITIONAL          OTHER
                                -------------------         PAID-IN        COMPREHENSIVE    ACCUMULATED
                                SHARES        VALUE         CAPITAL        INCOME (LOSS)       DEFICIT           TOTAL
BALANCE,
  JANUARY 1, 2001              5,908,067     $ 59,081    $ 54,814,659        $ (5,926)     $ (47,591,139)    $ 7,276,675

Comprehensive loss:
  Foreign currency
    translation adjustments                                                   (60,009)                           (60,009)
  Net loss                                                                                    (1,385,292)     (1,385,292)
                                                                                                             ------------
Total comprehensive loss                                                                                      (1,445,301)
Warrant compensation                                           60,977                                             60,977
Stock issued in acquisition      150,000        1,500         241,350                                            242,850
Stock issued for royalty
  make-up payment                 19,697          197            (197)
Preferred stock
  distribution                                                                                  (776,732)       (776,732)
                               ---------       ------      ----------         --------       ------------      ---------
BALANCE,
  DECEMBER 31, 2001            6,077,764       60,778      55,116,789         (65,935)       (49,753,163)      5,358,469

Comprehensive loss:
  Foreign currency
    translation adjustments                                                    65,935                             65,935
  Net loss                                                                                    (3,382,317)     (3,382,317)
                                                                                                              -----------
Total comprehensive loss                                                                                      (3,316,382)
Repurchases of
  common stock                   (34,295)        (343)        (24,657)                                           (25,000)
Preferred stock
  distribution                                                                                  (851,724)       (851,724)
                               ---------       ------      ----------         --------       ------------      ---------
BALANCE,
  DECEMBER 31, 2002            6,043,469     $ 60,435    $ 55,092,132        $             $ (53,987,204)    $ 1,165,363
                               =========     ========    ============         =======       ==============    ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                         Year Ended
                                                                                        December 31,
                                                                             ----------------------------------
                                                                                 2002                  2001
                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(3,382,317)          $(1,385,292)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                658,417             1,418,571
    Provision for litigation costs                                             1,763,723
    Loss on disposal of property, plant and equipment                             16,352                76,742
  Changes in operating assets and liabilities, net of acquisitions:
      Trade receivables, net                                                     770,477              (503,578)
      Inventories                                                                (73,477)               91,698
      Other current assets                                                      (154,463)              201,943
      Other noncurrent assets                                                    (58,269)              128,199
      Accounts payable                                                           170,948               370,902
      Accrued and other liabilities                                              384,840               216,144
                                                                             -----------           -----------
      Net cash provided by operating activities                                   96,231               615,329
                                                                             -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software purchases or development                                  (11,840)             (498,869)
  Purchases of property, plant and equipment                                    (534,426)             (157,849)
  Proceeds from sale of property, plant and equipment                              1,500               334,585
                                                                             -----------           -----------
      Net cash used in investing activities                                     (544,766)             (322,133)
                                                                             -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on old line of credit                                                                (1,011,541)
  Net borrowings on new line of credit                                           445,258             1,025,770
  Payments on notes payable                                                                           (125,000)
  Repurchase of common stock                                                     (25,000)
  Proceeds from equipment loan                                                   238,863
  Proceeds from mortgage loan                                                                          250,000
  Payments on mortgage loan and capital lease obligations                        (21,819)             (205,162)
                                                                             -----------           -----------
      Net cash provided by (used in) financing activities                        637,302               (65,933)
                                                                             -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        188,767               227,263

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   696,076               468,813
                                                                             -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $   884,843           $   696,076
                                                                             ===========           ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2002 AND 2001

-------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. ("Metretek Technologies") and its subsidiaries, Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure"), Metretek, Incorporated ("Metretek Florida") (and its wholly-owned subsidiaries, Metretek Europe, Limited ("Metretek Europe") and Sigma VI, Inc. ("Sigma VI") and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. ("MCM")), PowerSpring, Inc. ("PowerSpring"), and Marcum Gas Transmission, Inc. ("MGT") (and its wholly-owned subsidiary Marcum Capital Resources, Inc. ("MCR")), collectively referred to as the "Company."

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

        Effective January 1, 2002, the Company elected to change its method of accounting for PowerSecure's contracts to the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, PowerSecure recognizes project revenues (and associated project costs) based on estimates of the value added for each portion of the projects completed. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Management believes the percentage-of-completion method of accounting results in a better matching of revenues and costs to the period in which the earnings process occurs and the costs are actually incurred. As a result of the adoption of the new accounting method described above, sales and service revenues for the year ended December 31, 2002 increased $912,894 and net loss for the period ended December 31, 2002 decreased $247,549 or $0.04 per share. There was no financial statement effect on the year ended December 31, 2001, as a result of the adoption of the new accounting method, due to the short-term nature of PowerSecure's contracts through December 31, 2001.

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

        Supplemental statement of cash flows information is as follows:

                                                       2002             2001

            Cash paid for interest                  $147,956         $ 148,475

            Cash paid for income taxes              $ 45,509          $ 34,614


        In October 2002, the Company incurred a capital lease obligation in the amount of $98,424 in connection with the acquisition of manufacturing equipment.

        Subsequent to December 31, 2002, a $2,471,426 promissory note payable issued in September 2000 in connection with a payable for services rendered, which was later disputed, was cancelled in connection with the settlement of all claims and disputes with the vendor (Notes 5 and 7).

        In March 2001, a $741,666 promissory note payable issued in March 2000 in connection with an acquisition was cancelled in connection with the termination of PowerSpring (Note 2).

        In April 2001, the Company issued 150,000 shares of its common stock in connection with the acquisition of Industrial Automation (Note 4). As a result of a modification to the purchase agreement during the fourth quarter of 2002, an additional $209,265 of costs incurred representing payments for liabilities assumed in the acquisition were reallocated to goodwill during the fourth quarter of 2002.

        A non-cash distribution to preferred stockholders in the amount of $161,907 in both 2002 and 2001 was recognized upon the amortization of a discount recorded when the preferred stock was sold with a beneficial conversion feature (Note 3).

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

        INVENTORIES - Inventories are stated at the lower of cost (determined primarily on a first-in, first-out basis) or market. Inventories at December 31, 2002 and 2001 are summarized as follows:

                                                                 2002              2001
          Raw materials and supplies                         $1,186,677        $1,269,173
          Work in process                                       950,773           449,524
          Finished goods and merchandise                      1,466,250         1,829,638
          Valuation and shrinkage reserve                      (394,926)         (413,038)
                                                             ----------        ----------

          Total                                              $3,208,774        $3,135,297
                                                             ==========        ==========




        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 2 to 40 years. Property, plant and equipment includes items under capital lease with a net book value of $91,360 and $0 at December 31, 2002 and 2001, respectively.

        GOODWILL AND OTHER INTANGIBLE ASSETS - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements significantly modify the accounting for business combinations, goodwill, and intangible assets. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that do not have an indefinite life continue to be amortized over their estimated useful lives. During the three-month period ended June 30, 2002, the Company completed the initial testing of the impairment of goodwill required by FAS 142 and concluded that there was no impairment of goodwill. During the three-month period ended December 31, 2002, the Company completed its annual testing of the impairment of goodwill as of October 1, 2002. As a result of the test, the Company concluded that no impairment of goodwill existed as of October 1, 2002.

        The following table reflects pro forma results of operations of the Company, giving effect to FAS 142 as if it were adopted on January 1, 2001:

                                                                            YEAR ENDED
                                                                        DECEMBER 31, 2001
                                                                        -----------------
          Net loss applicable to
            common shareholders, as reported                               $ (2,162,024)
          Add back: amortization expense, net of tax                            675,320
                                                                           ------------
          Pro forma net loss applicable
            to common shareholders                                         $ (1,486,704)
                                                                           ============
          Net loss per common share, basic and diluted
            As reported                                                    $      (0.36)
                                                                           ============
            Pro forma                                                      $      (0.25)
                                                                           =============

        The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 2002 and 2001 are $389,133 and $478,149, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, generally 10 to 17 years.

        ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 2002 and 2001 are summarized as follows:

                                                                                   2002             2001
                                                                                ----------       ----------
          Payroll, employee benefits and related liabilities                   $   755,099       $  589,852
          Deferred revenue                                                         509,397          628,226
          Sales, property and other taxes payable                                   56,897          115,915
          Insurance premiums and reserves                                          343,884          108,541
          Accrued project costs                                                    224,953          324,858
          Advance billings on projects in progress                                 145,891          134,863
          Warranty reserve                                                          84,344           27,042
          Accrued litigation costs                                                 569,319                -
          Termination benefits payable                                              99,016                -
          Other                                                                     63,937           33,320
                                                                                ----------       ----------

          Total                                                                 $2,852,737       $1,962,617
                                                                                ==========       ==========


        RESEARCH AND DEVELOPMENTS COSTS - Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under FAS 86) are expensed as incurred.

        FOREIGN CURRENCY TRANSLATION - Metretek Europe operated in Europe primarily using local functional currency. Accordingly, the assets and liabilities of Metretek Europe were translated into U.S. dollars for consolidated balance sheet accounts at the rate of exchange in effect at year end, while sales and expenses were translated into U.S. dollars for consolidated statements of operations accounts at the average exchange rates in effect during the year. The net effect of translation adjustments is shown in the accompanying financial statements as a component of comprehensive income. During 2002, the Company terminated the separate business activities of Metretek Europe and combined its operations with Metretek Florida. The remaining balance of the foreign currency translation adjustment in the amount of ($65,935) at December 31, 2001 was eliminated when Metretek Europe's separate business activities were terminated and the remaining net assets were combined with Metretek Florida or otherwise disposed during 2002.

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

        STOCK BASED COMPENSATION - The Company utilizes the intrinsic value method to account for employee stock options as well as stock options issued to independent members of the board of directors. The Company utilizes the fair value method to account for stock based compensation to non-employees. In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). FAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of FAS 148 are effective in fiscal years ending after December 15, 2002. The Company is currently evaluating the provisions of FAS 148 but expects that they will not have a material adverse impact on its consolidated results of operations and financial position upon adoption since the Company has not adopted the fair value method. However, should the Company be required to adopt the fair value method in the future, such adoption would have a material impact on its consolidated results of operations or financial position.

        At December 31, 2002, the Company has three stock-based employee and director compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants to employees and directors, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 for the years ended December 31, 2002 and 2001:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                    2002                  2001
          Net loss applicable to common shareholders - as reported               $ (4,234,041)         $ (2,162,024)
          Deduct: Total stock-based employee compensation
            expense determined under fair value based method                          (34,837)           (1,275,327)
                                                                                 ------------          ------------
          Net loss applicable to common shareholders - pro forma                 $ (4,268,878)         $ (3,437,351)
                                                                                 ============          ============

          Loss per basic and diluted Common Share - as reported                  $      (0.70)         $      (0.36)
                                                                                 ============          ============
          Loss per basic and diluted Common Share - pro forma                    $      (0.70)         $      (0.57)
                                                                                 ============          ============

        The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2002 and 2001: stock price volatility of 105% and 94%, respectively; risk-free interest rate of 3.50% and 4.25%, respectively; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities including hedging foreign currency expenses. The Company adopted FAS 133 on January 1, 2001. Because the Company does not utilize derivative financial instruments, the adoption of FAS 133 had no affect on the financial position or results of operations of the Company.

        IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. FAS 144 supercedes FAS No. 121, although it retains many of the fundamental provisions of FAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. FAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unused and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company adopted FAS 144 on January 1, 2002. The adoption of FAS 144 had no affect on the financial position or results of operations of the Company.

        EXIT OR DISPOSAL ACTIVITIES - In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 is not expected to have a material effect on the financial position or results of operations of the Company.

        GUARANTEES AND INDEBTEDNESS OF OTHERS - In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. The Company has no guarantees of indebtedness of others.

        CONSOLIDATION OF VARIABLE INTEREST ENTITIES - In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities.

        RECLASSIFICATION - Certain 2001 amounts have been reclassified to conform to current year presentation.

2.      NONRECURRING CHARGES AND TERMINATION OF POWERSPRING SEGMENT

        Nonrecurring charges for the year ended December 31, 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. At December 31, 2002, the balance of unpaid termination benefits included in accrued and other liabilities was $99,016.

        Effective March 31, 2001, the Company completed the discontinuance of its PowerSpring subsidiary as an entity and the restructuring of its business, including the transfer of management and control of the PowerSpring product line to Metretek Florida. As part of the discontinuance of PowerSpring, the Company, PowerSpring and John A. Harpole entered into a Termination Agreement and Mutual Release that terminated the employment of Mr. Harpole, formerly the Vice President of PowerSpring, and set forth the terms and conditions of the termination, which included the termination of various agreements and instruments to which the Company, PowerSpring and Mr. Harpole were parties.

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

3.      REDEEMABLE PREFERRED STOCK

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

        Each share of Series B Preferred Stock is mandatorily redeemable on December 9, 2004 at a liquidation preference of $1,000 per share plus accrued and unpaid dividends, accrues dividends at 8% annually payable quarterly in arrears, and became convertible at any time after June 9, 2000 at the option of the holder at an initial conversion price of $5.9334 per share of common stock, which constitutes an initial conversion rate (based upon the initial liquidation preference of $1,000) per share of 168.54 shares of common stock of the Company. Pursuant to the terms of the Series B Preferred Stock, the conversion price of the Series B Preferred Stock was adjusted downward on December 9, 2000 to $3.0571 per share of common stock, which price was the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date. This downward adjustment in the conversion price of the Series B Preferred Stock resulted in a conversion rate, as of December 31, 2002, of 416.97 shares of common stock per share of Series B Preferred Stock issued on December 9, 1999, and 411.78 shares of common stock per share of Series B Preferred Stock issued on February 4, 2000. The Series B Preferred Stock is also subject to certain anti-dilution provisions. In addition, the Company has the right to redeem the Series B Preferred Stock on or after December 9, 2000, if the Company's common stock is trading at 200% of the conversion price of the Series B Preferred Stock.

        Each Unit Warrant entitles the holder to purchase one share of the Company's common stock. Pursuant to the terms of the Unit Warrants, the initial exercise price of the Unit Warrants of $6.7425 per share was adjusted downward on December 9, 2000 to $3.4740, the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date.

        The proceeds from the sale of the Units, including the 1,450 Units issued on December 9, 1999, were allocated to common stock, the Unit Warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in the Series B Preferred Stock issued on February 4, 2000 being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. The amortization of the discount is being recorded as a distribution over the term of the Series B Preferred Stock.

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

        During the fourth quarter of 2002, the purchase agreement between PowerSecure and the former owners of Industrial Automation was modified to eliminate the "earn out" provision described above. The modification eliminated PowerSecure's obligation to the former owners for any net earnings from projects commenced by Industrial Automation prior to the acquisition. The modification also eliminated the former owners' obligation to PowerSecure to repay certain costs incurred on behalf of the former owners that were being offset against the net earnings of the "earn out" projects. As a result of the modification to the purchase agreement during the fourth quarter of 2002, an additional $209,265 of costs incurred representing payments for liabilities assumed in the acquisition were reallocated to goodwill, and $136,623 of costs incurred representing project and salary payment offsets to the "earn out" obligation were expensed to cost of goods sold and general and administrative expense during the fourth quarter of 2002.

        Pro forma results of operations for the year ended December 31, 2001 assuming the acquisition had occurred on January 1, 2001 has not been included herein as the effects of the acquisition were not material to the Company's results of operations.

5.      DEBT

        The balance of notes payable at December 31, 2002 and 2001 consisted of the following:

                                                                            2002             2001
          Lines of credit                                               $ 1,471,028       $ 1,025,770
          Term loans:
            Note payable litigation settlement                            3,000,000                 -
            Note payable to Scient                                               -          2,471,426
            Equipment loan                                                  238,863                 -
            Mortgage loan                                                   242,254           250,000
                                                                        -----------       -----------
          Total notes payable                                             4,952,145         3,747,196
                                                                        -----------       -----------

          Less current maturities:
            Note payable litigation settlement                             (187,500)                -
            Note payable to Scient                                                         (2,471,426)
            Equipment loan                                                  (65,351)                -
            Mortgage loan                                                    (8,536)           (7,746)
                                                                        -----------       -----------
          Current maturities of notes payable                              (261,387)       (2,479,172)
                                                                        -----------       -----------

          Long-term maturities of notes payable                         $ 4,690,758       $ 1,268,024
                                                                        ===========       ===========

        LINES OF CREDIT - In September 2001, Southern Flow entered into a Credit and Security Agreement (the "Southern Flow Credit Agreement") with Wells Fargo Business Credit, Inc. ("Wells Fargo"), providing for a $2,000,000 credit facility (the "Southern Flow Credit Facility"). The Southern Flow Credit Facility refinanced the Company's prior credit facility with National Bank of Canada.

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

        Borrowings under the Southern Flow Credit Facility bear interest at prime plus one percent and are limited to a borrowing base consisting of the sum of 85% of Southern Flow's eligible accounts receivable plus the lesser of 20% of Southern Flow's eligible inventory (consisting primarily of raw materials and finished goods inventory) or $200,000. As of December 31, 2002, Southern Flow had a borrowing base of $1,495,692 under the Southern Flow Credit Facility, of which $1,009,282 had been borrowed, leaving $486,410 available to borrow.

        Borrowings under the Metretek Florida Credit Facility bear interest at prime plus two percent and are limited to a borrowing base consisting of the sum of 80% of Metretek Florida's eligible accounts receivable. As of December 31, 2002, Metretek Florida had a borrowing base of $604,995 under the Metretek Florida Credit Facility, of which $461,746 had been borrowed, leaving $143,249 available to borrow.

        Southern Flow is permitted to advance funds under the Southern Flow Credit Facility to the Company, PowerSecure and Metretek Florida, provided that total inter-company indebtedness owing to Southern Flow at the end of each month may not exceed the cumulative net income of Southern Flow from January 1, 2001 until such date or reduce Southern Flow's tangible book net worth below $1,400,000.

        Metretek Florida is permitted to advance funds under the Metretek Florida Credit Facility to the Company, PowerSecure and Southern Flow, provided that after making such advances the Metretek Florida Credit Facility availability is not less than $100,000 and that total advances to the guarantors do not exceed $500,000.

        The Credit Facility contains various financial and other affirmative and negative covenants, provides for minimum interest charges and unused credit line and termination fees, and matures on September 30, 2004. At December 31, 2002, Metretek Florida was not in compliance with the minimum net income and maximum capital expenditure financial covenants in the Metretek Florida Credit Facility. Wells Fargo has waived these financial covenant requirements for Metretek Florida for the period ended December 31, 2002 and has established the financial covenants for Metretek Florida for 2003 and thereafter. This non-compliance under the Metretek Florida Credit Agreement created a cross-default under the Southern Flow Credit Agreement, but Wells Fargo has also waived that cross-default and has established the financial covenants for Southern Flow for 2003 and thereafter.

        The obligations of Southern Flow under the Southern Flow Credit Agreement have been guaranteed by the Company along with PowerSecure and Metretek Florida. The obligations of Metretek Florida under the Metretek Florida Credit Agreement have been guaranteed by the Company along with MCM, PowerSecure and Southern Flow. The Credit Facility is secured by a first priority security interest in virtually all of the assets of Metretek Technologies, Southern Flow, PowerSecure, Metretek Florida and MCM.

        While the Credit Facility will restrict the ability of the Company to sell or finance its subsidiaries without the consent of Wells Fargo, in the event that the Company is able to secure debt or equity financing for a subsidiary that is a guarantor or the sale or merger of such subsidiary and such subsidiary repays all advances made to it under the Credit Facility, then Wells Fargo has agreed to terminate the applicable restrictions in the Credit Facility relating to such subsidiary as a guarantor.

        TERM LOANS - In connection with the proposed settlement of the Heins litigation more fully described in Note 7, the Company will, subject to certain contingencies, be required to issue the Heins Settlement Note, a note payable in the amount of $3.0 million, which has been recorded in the accompanying consolidated balance sheet at December 31, 2002. The Heins Settlement Note would bear interest at the rate of prime plus three percent and would be payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing 6 months after the effective date of the settlement. The Heins Settlement Note is to be guaranteed by Southern Flow, MGT and MCR. The Company would be required to commence its payment obligations pursuant to an escrow arrangement after preliminary court approval is granted, but prior to the court order becoming final and non-appealable. In the event the Heins litigation is not settled as currently proposed, the final terms of any future settlement or results of litigation of the matter may result in payment obligations to the Company that are different from those currently expected and the differences may be material.

        In September 2000, the Company issued a $2.8 million unsecured convertible promissory note to Scient (the "Scient Note") in fulfillment of an account payable to Scient for services rendered by Scient to PowerSpring. The Scient Note provided for payments by the Company in quarterly installments of $250,000 each until March 31, 2002, at which time the remaining balance of the Scient Note was to be paid in full. In June 2001, after management of the Company discovered fraudulent activity by Scient and uncovered other matters of dispute in connection with Scient's services and billings, Scient agreed to suspend the Company's payment obligations under the Scient Note until the amount of the fraudulent activity could be resolved. As described more fully in
        Note 7, the Scient Note was cancelled upon settlement of all claims and disputes with Scient.

        In November 2002, the Southern Flow Credit Facility was amended to provide advances to Southern Flow to purchase equipment (the "Equipment Loan"). Proceeds of Equipment Loan were used to purchase production equipment for use by Metretek Florida. Amounts borrowed under the Equipment Loan bear interest at prime plus two percent (6.25% at December 31, 2002). Monthly principal payments in the amount of $6,635 plus interest commence March 1, 2003, and all principal and accrued but unpaid interest is due and payable on September 30, 2004.

        On December 3, 2001, Southern Flow entered into a $250,000 loan agreement (the "Mortgage Loan") with a mortgage lender. The Mortgage Loan is secured by land and a building owned by Southern Flow in Dallas, Texas. The unpaid balance of the Mortgage Loan accrues interest at the annual rate of 9.75%. Monthly principal and interest installment payments in the amount of $2,648 commenced January 1, 2002. While under the original Mortgage Loan, all principal and accrued but unpaid interest was to become due and payable on December 1, 2003, the Company and the mortgage lender have entered into a modification, renewal and extension of the Mortgage Loan that extends the term of the Mortgage Loan to November 1, 2007 and reduces the interest rate to 9% per annum. The revised monthly principal and interest installment payments of $2,429 commence May 1, 2003.

6.      CAPITAL LEASE OBLIGATIONS

        Capital lease obligations at December 31, 2002 consists of two manufacturing equipment leases at Metretek Florida payable in monthly installments, including interest, at rates ranging from 6% to 12%. The scheduled annual payments are as follows:

          YEAR ENDING DECEMBER 31:
          2003                                                        $ 50,130
          2004                                                          29,216
          2005                                                          17,043
                                                                      --------
          Total minimum lease payments                                  96,389
          Less: Interest included in the lease payments                 12,038
                                                                      --------
          Present value of minimum lease payments                     $ 84,351
                                                                      ========


7.      COMMITMENTS AND CONTINGENCIES

        ASSETS SUBJECT TO DISPOSAL - During 1998, the Company decided to discontinue the operations of MGT, a directly owned subsidiary of the Company. MGT had been formed by the Company in 1991 to acquire or finance the acquisition of natural gas assets through privately financed programs, and then to manage and maintain a small ownership interest in those programs. The decision to discontinue MGT was based on the declining prospects of MGT's markets and to enable the Company to focus on its other operations. As part of the discontinuation of MGT, one of the programs in which MGT participated was liquidated, MGT sold one-third of its interests in two other programs, and the assets of the two remaining programs have been offered for sale. The remaining net assets of MGT consist primarily of its remaining equity interest in those two programs and receivables from the programs for managing the programs. Subsequent to its decision to discontinue MGT but prior to the ultimate disposal of MGT, the Company and MGT became a defendant in legal proceedings related to one of those programs. Partially as a result of this litigation (see "Legal Proceedings" below), the Company has been unable to complete the disposition of all the remaining net assets of MGT as it had originally planned. The balance of the remaining net assets of MGT at December 31, 2002 and 2001, is $561,747 and $370,903, respectively. The increase in net assets of MGT resulted from cash distributions from one of the programs that were temporarily deferred in order for that program to complete a significant capital expansion project. Because the timing of both the resolution of the legal proceedings and the ultimate disposal of the assets is uncertain, the Company has classified the remaining net assets of MGT as an other asset in the accompanying consolidated balance sheet.

        As part of its continuing obligation to manage one of the two remaining programs, MGT has an annual commitment to offer to repurchase, for an amount not to exceed $452,000 in the aggregate, preferred shareholder interests in that program from interested shareholders. Through December 31, 2002, the balance of preferred shareholder interests repurchased under this repurchase commitment was $4,263.

        Management believes that the net recoverable value that will be received upon ultimate disposal of the remaining net assets of MGT (exclusive of the effects of a settlement of the legal proceedings discussed below in this note) exceeds the carrying value of these assets, including the cost to hold these assets until disposition, at December 31, 2002 and 2001.

        CLASS ACTION AND RELATED LITIGATION - In January 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), MGT, MCR, W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad

        LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants").

        The 1997 Trust was an energy program of which MGT, a wholly-owned subsidiary of the Company, is the managing trustee, and Messrs. Marcum, Wanger, Packard and Farstad are or were the active trustees. The 1997 Trust raised approximately $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Midland, Texas. As the result of contractual, market and operational difficulties, the 1997 Trust ceased operations in 1998.

        The Class Action alleges that the Metretek Defendants and the Farstad Defendants (collectively, the "Class Action Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the 1997 Trust. Specifically, the Class Action Plaintiff claims that his and the class's damages resulted from the Class Action Defendants negligently, recklessly or intentionally making false and misleading statements, failing to disclose material information, and willfully participating in a scheme or conspiracy and aiding or abetting violations of Colorado law, which scheme and statements related to the specification of the natural gas liquids product to be delivered under certain contracts, for the purpose of selling the 1997 Trust's units. The damages sought in the Class Action include compensatory and punitive damages, pre- and post-judgment interest, attorneys' fees and other costs.

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

        On September 28, 2001, the Denver Court granted the Class Action Plaintiff's motion to certify a class (the "Class") consisting of all investors in the 1997 Trust. Ten investors, representing a net investment of approximately $288,000, opted out of the Class to pursue a separate lawsuit in California, as described below. The net investment of the remaining members of the Class was approximately $7.5 million.

        On August 12, 2002, the Metretek Defendants filed a third party complaint against IFG Network Securities, Inc. ("IFG") and Pringle & Herigstad, P.C., seeking contribution. On December 31, 2002, the Metretek Defendants filed a third party complaint against Patrick Sughroue, alleging professional malpractice and seeking contribution.

        On December 6, 2002, the Class Action Plaintiff filed a motion for partial summary judgment as to liability on two claims for relief. The Metretek Defendants have received an extension of time to respond to that motion in light of the proposed settlement described below.

        As of March 27, 2003, a trial date has not been set in the Class Action and no significant discovery has been conducted.

        On March 27, 2003, the Company, along with the Class Action Plaintiff, filed a Stipulation of Settlement (the "Heins Stipulation"), which contains the terms and conditions of a proposed settlement (the "Heins Settlement") intended to fully resolve all claims by the Class Action Plaintiff against the Company and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of not less than $2,375,000 from the proceeds of the Company's directors' and officers' insurance policy. The Heins Stipulation creates a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then the Company will pay $2.75 million into the Heins Settlement Fund, of which no less than $2,375,000 must come from the proceeds of the Company's insurance policy. In addition, the Company will issue a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note"). The Heins Settlement Note would bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing six months after the effective date of the Heins Settlement. The Heins Settlement Note would be guaranteed by the 1997 Trust and all of the Company's subsidiaries. Under the Heins
        Stipulation the Company is required to obtain the consent of the Class's lead counsel before it can sell any shares of stock of Southern Flow, Metretek Florida or PowerSecure, although such consent is not required if the Company makes a prepayment of at least $1.0 million on the Heins Settlement Note with the proceeds of any such sale of subsid-iary stock. The Heins Stipulation requires the Company to commence its payment obligations thereunder pursuant to an escrow arrangement after the Denver Court issues its final judgment and order approving the Heins Stipulation, but before all appeals, if any, on that judgment and order have been concluded. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as is agreed to by the parties, then the escrowed funds will be returned to the Company.

        In addition, the Company would be required under the Heins Stipulation to either vigorously prosecute any third party or cross-claims that the Company believes it has in relation to the Class Action through counsel of the Company's choosing or by requesting that counsel for the Class prosecute these claims. Of the net recovery (after litigation expenses, including legal fees) of any amounts collected from the resolution of these third party claims, 50% would be allocated to the Heins Settlement Fund as additional settlement funds, and 50% would be allocated to offset the Company's obligations under the Heins Settlement Note, first being applied against future payments due under the Heins Settlement Note, with any remainder paid back to the Company in reimbursement for past payments on the Heins Settlement Note. In addition, the net recovery from the prosecution of any claims by the Class against any of the Farstad Defendants, other than Jeff Farstad as described below, would be treated in the same way as the net recovery from the prosecution of claims by Metretek Defendants as described above.

        The Heins Stipulation would fully and finally release all claims between the Class and the Company and the other Metretek Defendants. Under the Heins Stipulation, the Class would also release Jeff Farstad from claims by the Class against him by reason of his status as a trustee of the 1997 Trust. However, it would not release the Company's claims against him or any claims by either the Class or the Company against any other Farstad Defendants. In addition, the Heins Stipulation would not release any claims against the brokerage firms involved with the offering of the 1997 Trust's securities that are unique to a particular Class member.

        The effective date of the Heins Stipulation is conditioned, among other things, upon the following events:

                - payment by the Company's insurance carrier of at least $2,375,000 in insurance proceeds for the benefit of the Heins Settlement Fund;

                - the entry by the Denver Court of a preliminary approval order containing certain procedural orders, preliminarily approving the settlement terms and scheduling a settlement hearing;

                - the entry by the Denver Court of a Final Judgment and Order directing consummation of the Heins Settlement and containing certain other procedural findings and orders; and

                - the final and successful resolution of any appeals related to the Final Settlement and Order and the Heins Stipulation.

        As a result of the Heins Stipulation and the obligations that would become due under the Heins Note, the Company recorded a loss in the amount of approximately $3,505,000 in the fourth quarter of 2002 resulting from the amounts due on the Heins Note, amounts payable by the Company into the Heins Settlement Fund, and additional legal costs, but excluding interest costs that will be incurred on the Heins Note during the repayment period. The loss is reflected as a component of the "Provision for litigation costs, net" in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        The Company cannot provide any assurance that the foregoing conditions will be satisfied and that the Heins Stipulation will become effective, or if it becomes effective the timing of such effectiveness. The Company's insurance carrier has not consented to the Heins Settlement or committed to payment of any insurance proceeds for the benefit of the Heins Settlement Fund, which are conditions of the Heins Settlement. If the Heins Stipulation does not become effective, the Company cannot predict the outcome of this litigation or the impact the resolution of the Class Action will have on the Company's business, financial position or results of operations. The Company and the Metretek Defendants dispute the allegations of wrongdoing in the Class Action and intend to vigorously defend the claims against them and to vigorously pursue appropriate cross-claims and third party claims. However, failure to consummate the Heins Settlement or an adverse judgment against the Company in the Class Action could have a material adverse effect on the Company's business, financial condition and results of operations.

        In May 2001, 21 plaintiffs, including Michael Mongiello and Charlotte Mongiello, trustees of the Mongiello Family Trust dated 8/1/90 (the "Mongiello Plaintiffs"), filed, and subsequently served, a first amended complaint (the "Mongiello Case") in the Superior Court in the State of California for the County of San Diego (the "California Court") against the Metretek Defendants, the Farstad Defendants, United Pacific Securities, Inc., GBS Financial Corporation, IFG Network Securities, Inc., and numerous officers, directors, employees and brokers related to such brokerage houses (the "California Defendants"). The Mongiello Case contained allegations against the Metretek Defendants and claims for relief similar to those contained in the Class Action. The net investment in the 1997 Trust by the Mongiello Plaintiffs was approximately $542,000.

        On October 5, 2001, the California Court granted the motion by the Metretek Defendants to dismiss the claims against Metretek Technologies, Mr. Marcum and Mr. Wanger for lack of personal jurisdiction. The California Court also granted a similar motion dismissing the claims against the Farstad Defendants for lack of personal jurisdiction. On November 5, 2001, MGT, MCR, MMF, Mr. Packard and the 1997 Trust, as the remaining Metretek Defendants, filed an answer generally denying the allegations and claims in the Mongiello Case. On March 6, 2002, the remaining Metretek Defendants filed a motion to dismiss the claims of the non-California resident Mongiello Plaintiffs on forum non conveniens grounds. On or about March 29, 2002, the California Court granted this motion, dismissing the claims of 11 of the 21 Mongiello Plaintiffs. The net investment of the remaining Mongiello Plaintiffs was approximately $266,000. The ten remaining Mongiello Plaintiffs opted out of the Class Action. In December 2002, the remaining Metretek Defendants settled the Mongiello Case. The settlement did not have a material adverse effect on the Company's business, financial condition or results of operation.

        In January 2002, six plaintiffs, including Glenn Puddy (the "Puddy Plaintiffs"), served a complaint (the "Puddy Case") in the California Court against the same defendants as in the Mongiello Case, containing allegations, legal claims and damages similar to those in the Mongiello Case. The Puddy Plaintiffs and the Mongiello Plaintiffs have the same legal counsel. The net investment of the Puddy Plaintiffs in the 1997 Trust was approximately $89,000. All of the Metretek Defendants have been dismissed from the Puddy Case for lack of personal jurisdiction. A motion by the Puddy Plaintiffs to consolidate the Puddy Case with the Mongiello Case, or to allow the Mongiello Plaintiffs to amend their complaint to add the Puddy Plaintiffs as additional plaintiffs, was denied. None of the Puddy Plaintiffs opted out of the Class Action.

        SCIENT NOTE LITIGATION - During 1999 and 2000, the Company retained Scient Corporation ("Scient"), an "eBusiness" consultant, to design and install an eBusiness program that would enable the Company to provide the Company's energy management services to commercial customers via an Internet project, which was called "PowerSpring" (the "PowerSpring Project"). In connection with the PowerSpring Project, the Company paid Scient approximately $7 million in fees and expenses, as part of a total investment by the Company in PowerSpring in excess of $15.6 million.

        In September 2000, as Scient's engagement was being terminated, the Company issued a non-negotiable promissory note to Scient for approximately $2.8 million (the "Scient Note") for the outstanding balance of services invoiced by Scient in connection with the PowerSpring Project. The Scient Note provided for payments by the Company in quarterly installments of $250,000 each until March 31, 2002, at which time the remaining balance of the Scient Note was to be paid in full. In June 2001, after the Company discovered fraudulent activity by Scient and uncovered other matters of dispute in connection with Scient's services and billings, Scient agreed to suspend the Company's payment obligations under the Scient Note until the amount of the fraudulent activity could be resolved. In May 2002, Scient's engagement manager in charge of the PowerSpring Project pleaded guilty to federal wire fraud and mail fraud charges stemming primarily from his activities during Scient's engagement by the Company.

        In July 2002, Scient filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (the "Scient Bankruptcy Court"). Although the amount in dispute on the Scient Note was never resolved between the Company and Scient, on October 17, 2002, the Company received a letter from Scient's counsel purporting to constitute notice by Scient that the Company was in breach of the Scient Note for failing to make payments and threatening to initiate enforcement proceedings if the remaining balance, which was then approximately $2.5 million, was not paid in full. In November 2002, the Company filed a motion with the Scient Bankruptcy Court, seeking to have that court compel Scient and its successors to arbitrate the dispute related to the Scient Note in accordance with an arbitration provision in the Company's agreement with Scient. In November 2002, the Company also filed with the Scient Bankruptcy Court a $15.6 million proof of claim against Scient's estate.

        In March 2003, the Company and Scient jointly filed a Stipulation and Order of Settlement (the "Scient Settlement"), which is intended to fully and finally resolve all claims and disputes with Scient. Under the terms of the Scient Settlement, in exchange for the Company's payment of $50,000 to Scient, Scient agreed to release the Company from any further payment obligations under the Scient Note and the Company agreed to dismiss the Company's motion to compel arbitration and the Company's proof of claim. The Scient Settlement is subject to final and non-appealable approval by the Scient Bankruptcy Court. Although the Company cannot provide any assurance that the Scient Settlement will obtain final and non-appealable approval of the Scient Bankruptcy Court, management has no reason to believe that the Scient Settlement will not obtain such approval.

        As a result of the Scient Settlement, the Company recorded a gain in the amount of approximately $1,741,000 in the fourth quarter of 2002 resulting from the cancellation of the Scient Note offset by the $50,000 cash payment due to Scient and the write-off of the recorded amount of fraudulent equipment and software purchases the Company had retained as an offset to the amount due under the Scient Note. The gain is reflected as a component of the "Provision for litigation costs, net" in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        If the Scient Settlement does not become effective, then the Company intends to vigorously challenge Scient's assertion that the Company has any remaining obligations under the Scient Note and to vigorously pursue the Company's proof of claim against Scient's estate. However, the Company cannot provide any assurance that the Company will prevail in the Company's dispute with Scient. An adverse resolution in this matter requiring the Company to make significant payments under the Scient Note could have material adverse effect on the Company's liquidity, financial condition and results of operations.

        From time to time, the Company is involved in other disputes and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against the Company. Other than as set forth above, no litigation is currently pending or overtly threatened against the Company, the adverse outcome of which, indirectly or in aggregate, the Company believes would have a material adverse impact on the Company's business, financial conditions or results of operations.

        OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2002 and 2001 totaled $1,292,958 and $1,109,071, respectively.

        Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

          YEAR ENDING DECEMBER 31:

          2003                                                    $  831,957
          2004                                                       698,091
          2005                                                       440,020
          2006                                                       208,350
          2007                                                       101,005
                                                                  ----------

          Total                                                   $2,279,423
                                                                  ==========

        EMPLOYEE BENEFIT PLANS - The Company has adopted a defined contribution savings and investment plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant's eligible compensation. The Company's 401(k) Plan expense for the years ended December 31, 2002 and 2001 was $176,973 and $177,917, respectively.

        LICENSE AGREEMENT - Metretek Florida had a commitment to pay in cash or restricted shares of common stock of the Company a 5% royalty on sales of certain royalty-bearing products of Metretek Florida with a minimum annual royalty payment of $50,000 through the year 2002. Royalty expense of $50,000 has been recognized in each of 2002 and 2001 under the license agreement. In fulfillment of commitments under make-up provisions of the license agreement, the Company issued 19,697 restricted shares of common stock of the Company in lieu of cash during the year ended December 31, 2001, with no additional royalty expense being recognized.

        EMPLOYMENT AGREEMENTS - The Company has employment agreements with its executive officers and with other key employees which provide for base salary, incentive compensation, "change-in-control" provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.

8.      INCOME TAXES

        No tax expense or benefit has been recognized during the years ended December 31, 2002 and 2001 because of net operating losses incurred and because a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 2002 and 2001.

        The components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 are shown below:

                                                                               2002                2001
                                                                           ------------        ------------
         Deferred tax assets:
           Net operating loss carryforwards                                $ 14,320,000        $ 13,221,000
           Tax credit carryforwards                                              45,000              45,000
           Allowance for bad debts                                               96,000              58,000
           Excess of financial statement impairment losses
             over income tax amounts
                                                                           ------------        ------------
                Total deferred tax assets                                    14,461,000          13,324,000
                                                                           ------------        ------------
         Deferred tax liabilities

           Excess of income tax depreciation and amortization
             over financial statement amounts                                   813,000             536,000
           Other                                                                 97,000              43,000
                                                                           ------------        ------------
                Total deferred tax liabilities                                  910,000             579,000
                                                                           ------------        ------------

           Net deferred tax asset                                            13,551,000          12,745,000
           Valuation allowance                                              (13,551,000)        (12,745,000)
                                                                           ------------        ------------

                Total                                                      $          0        $          0
                                                                           ============        ============

        At December 31, 2002, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $42,117,000 expiring in various amounts from 2003 to 2016. At December 31, 2002, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards expiring in various amounts from 2006 to 2008.

        As a result of an acquisition in 1991, the Company acquired a remaining net operating loss carryforwards for tax purposes of approximately $800,000 ($99,000, net of current limitation). Such carryforwards expire in 2003 through 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. If the benefits related to the net operating loss carryforwards that were not recognized at the acquisition date are recognized in a subsequent period, they will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense.

9.      CAPITAL STOCK

        MINORITY INTEREST - Upon formation of MCM in June 2002, MCM issued shares totaling 17% of its outstanding common stock to three of its employees, including 8% to the President and Chief Executive Officer of Metretek Florida, as equity incentive compensation. The employee-shareholders of MCM entered into a shareholder agreement with MCM providing for the following:

                - MCM holds a right of first refusal on the sale of any MCM shares by any employee-shareholders;

                - MCM employee-shareholders have the right to participate in a sale of a majority of the outstanding MCM shares by Metretek Florida;

                - If Metretek Florida desires to sell its MCM shares that constitute a majority of all then outstanding MCM shares, then Metretek Florida has the right to force the employee-shareholders to also sell their MCM shares;

                - MCM employee-shareholders have the preemptive right to maintain their pro rata equity percentage in MCM in the event of future issuances of MCM shares by participating in such issuances on the same terms as other buyers; and

                - Upon the termination of employment of any MCM employee-shareholder, MCM has the right to purchase such MCM shares at an appraised value.

        Effective January 1, 2003, subject to approval by the Company's Series B Preferred Stockholders, PowerSecure authorized the issuance of shares totaling up to 15% of its outstanding common stock to its employees, including 7% to the President and Chief Executive Officer of PowerSecure, as equity incentive compensation. The employee shareholders of PowerSecure are expected to enter into a shareholder agreement with the Company providing for the following:

                - PowerSecure holds a right of first refusal on the sale of any PowerSecure shares by any employee-shareholders;

                - PowerSecure employee-shareholders have the right to participate in a sale of a majority of the outstanding PowerSecure shares by the Company;

                - If the Company desires to sell its PowerSecure shares that constitute a majority of all then outstanding PowerSecure shares, then the Company has the right to force the employee-shareholders to also sell their PowerSecure shares;

                - If PowerSecure issues additional PowerSecure shares in the future to third persons, then PowerSecure will grant an option for its employee-shareholders to purchase additional PowerSecure shares in order to maintain their pro rata equity percentage in PowerSecure, at the price as paid by such third persons; and

                - Upon the termination of employment of any PowerSecure employee-shareholder, PowerSecure has the right to purchase such PowerSecure shares at an appraised value.

        No accounting recognition was given to the issuance of shares of MCM to its employee shareholders because the fair value of the MCM shares granted to the employee-shareholders was $0 at the date the shares were issued. There was no minority interest in losses of MCM during the year ended December 31, 2002, because the minority interest shareholders losses are limited to their capital contributions and accumulated earnings, which as $0 at December 31, 2002.

        The equity in future earnings, if any, of MCM and PowerSecure of the employee-shareholders of MCM and PowerSecure will be reflected as minority interest income in the consolidated statement of operations. Equity in future losses, if any, of MCM and PowerSecure of the employee-shareholders of MCM and PowerSecure will be reflected as minority interest losses, but only to the extent that minority interest earnings had been recorded in prior periods.

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

        The following table summarizes the Company's stock option activity since January 1, 2001:

                                  1998 STOCK              DIRECTORS STOCK            1991 STOCK
                                INCENTIVE PLAN              OPTION PLAN             OPTION PLAN
                             --------------------       -------------------      -------------------
                                         WEIGHTED                  WEIGHTED                 WEIGHTED
                              NUMBER      AVERAGE       NUMBER     AVERAGE       NUMBER     AVERAGE
                                OF        OPTION          OF        OPTION         OF        OPTION
                              SHARES       PRICE        SHARES      PRICE        SHARES      PRICE
                             -------     --------       ------     --------      ------     --------
Outstanding at
  January 1, 2001              295,351    $ 7.58         65,000     $ 2.00       214,159    $ 2.00

Granted                      1,187,500      1.55
Forfeited                      (78,835)    14.45                                  (1,814)     2.00
                             ---------                  -------                  -------
Outstanding at
  December 31, 2001          1,404,016      2.10         65,000       2.00       212,345      2.00

Granted                        120,500      1.44
Expired                                                 (27,500)      2.00       (44,311)     2.00
Forfeited                       (5,835)     4.79                                    (625)     2.00
                             =========                  =======                  =======
Outstanding at
  December 31, 2002          1,518,681    $ 2.03         37,500     $ 2.00       167,409    $ 2.00
                             =========                  =======                  =======

Exercisable at
  December 31:
  2002                       1,158,639    $ 2.20         37,500     $ 2.00       167,409    $ 2.00
                             =========                   ======                  =======

  2001                         784,099    $ 2.47         65,000     $ 2.00       210,259    $ 2.00
                             =========                   ======                  =======


        The weighted average grant date fair values of options granted during the years ended December 31, 2002 and 2001 were $0.29 and $1.07 per share, respectively. During the year ended December 31, 2002, incentive stock options to purchase 113,000 shares of common stock were granted to employees and non-qualified stock options to purchase 7,500 shares of common stock were granted to non-employee directors of the Company. During the year ended December 31, 2001, incentive stock options to purchase 775,000 shares were granted to employees and non-qualified stock options to purchase 412,500 common stock shares were granted to non-employee directors of the Company. The following table summarizes information about all of the Company's stock options outstanding at December 31, 2002:

            Range of                                           Weighted Average           Weighted Average
        Exercise Prices             Number of Shares            Exercise Price         Remaining Life (years)
        ---------------             ----------------            ---------------        ----------------------
        $0.48 to $ 1.74                1,168,500                    $1.49                       7.56
        $1.75 to $ 2.49                  391,404                     2.00                       2.59
        $2.50 to $17.38                  163,686                     5.95                       6.14
        ---------------                ---------                    -----                       ----

         $0.48 - $17.38                1,723,590                    $2.03                       6.30
         ==============                =========                    ======                      ====

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

        METRETEK FLORIDA STOCK WARRANTS - In 1994, in connection with the Company's acquisition of Metretek Florida the Company issued warrants to purchase shares of Company common stock to the holders of then outstanding warrants to purchase Metretek Florida capital stock, which warrants had been previously issued by Metretek Florida in connection with the issuance by Metretek Florida of its common stock and debentures, as well as in connection with remuneration to certain Metretek Florida stockholders for loans provided to Metretek Florida and to a venture capital company as remuneration for services rendered. At December 31, 2002, warrants to purchase a total of 1,430 shares of Company common stock exerciseable at $88.96 per share were outstanding. The Metretek Florida stock warrants expire June 30, 2004. No accounting recognition was given to these stock warrants, all of which were granted prior to guidance set forth in Emerging Issues Task Force Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

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

        Warrants to purchase 170,000 shares of common stock at exercise prices ranging from $2.47 to $14.50 per share were outstanding at December 31, 2002. These warrants expire at various dates ranging in 2003 and 2004. The Company issued these warrants in prior years for consulting and other advisory services rendered to the Company by the warrant holders.

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

        The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2002, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure. To date, PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

        The operations of our automated energy data management segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including metering data collection products and electronic gas flow computers; data collection software products (such as DC2000 and PowerSpring); and communications solutions that can use GSM/GPRS real time wireless internet, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides energy data collection and management services and post-sale support services for its manufactured products. In June 2002, Metretek Florida formed MCM to conduct and expand its circuit board contract manufacturing operations.

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

                                                                                INTERNET-BASED
                                        NATURAL GAS                 AUTOMATED      ENERGY
                                        MEASUREMENT  DISTRIBUTED   ENERGY DATA   INFORMATION
                                          SERVICES    GENERATION   MANAGEMENT   AND SERVICES     OTHER       TOTAL
                                        -----------  -----------   -----------  --------------   -----       -----
          2002
          Revenues                         $ 12,288     $ 8,229       $ 6,524       $           $      1     $ 27,042
          Segment profit (loss)               1,908        (388)         (969)                    (3,933)      (3,382)
          Total assets                        9,285       2,318         6,842                        718       19,163
          Capital expenditures                  122          41           372                         11          546
          Depreciation and amortization         135          47           453                         23          658

          2001

          Revenues                         $ 12,918     $ 8,975       $ 6,629       $  277      $    294     $ 29,093
          Segment profit (loss)               1,608         403          (993)        (612)       (1,791)      (1,385)
          Total assets                        9,487       1,672         7,500                      1,497       20,156
          Capital expenditures                  116         141           400                                     657
          Depreciation and amortization         610          36           546          135            92        1,419

        The following table presents revenues by geographic area based on the location of the use of the product or service:

                                                   2002               2001
                                               -----------        -----------

        United States                          $26,179,705        $28,332,145
        Canada                                     418,173            366,755
        Europe                                     156,482            228,198
        South America                              120,741            108,150
        Asia                                        88,900             15,504
        Other                                       77,504             42,034
                                               -----------        -----------
        Total                                  $27,041,505        $29,092,786
                                               ===========        ===========


                                    * * * * *

                           METRETEK TECHNOLOGIES, INC.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                  EXHIBIT LIST
                                  ------------


         (2) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

                  (2.1) Termination Agreement and Mutual Release, dated as of March 31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

                  (2.2) Stock Purchase Agreement, dated as of April 6, 2001, by and among Stanley W. Timblin, Jeffrey W. Timblin, PowerSecure, Inc. and Metretek Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

                  (2.3) Amendment to Stock Purchase Agreement, dated as of December 31, 2002, by and among Stanley W. Timblin, Jeffrey W. Timblin, PowerSecure, Inc. and Metretek Technologies, Inc.

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

                  (4.11) Form of Common Stock Purchase Agreement issued by Metretek Technologies, Inc. to First Albany Corporation, William Reinert, John S. Koodrich and Lawrence C. Petrucci. (Incorporated by reference to
                           Exhibit 4.16 of Metretek's Registration Statement on Form S-3, Registration No. 333-96369).

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

                  (10.9) Amendment No. 2 to Employment Agreement, dated December 3, 1998, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.8 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1998.)*

                  (10.10) Amendment No. 3 to Employment Agreement, dated as of January 1, 2000, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.* (Incorporated by reference to Exhibit 10.10 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)*

                  (10.11) Amendment No. 4 to Employment Agreement, dated as of January 1, 2002, by and between Metretek Technologies, Inc. and A. Bradley Gabbard.* (Incorporated by reference to Exhibit 10.11 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2001.)*

                  (10.12) Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of June 11, 2001 (Incorporated by reference to Exhibit 4.3 to Metretek's Registration Statement on Form S-8, Registration No. 333-62714.)*

                  (10.13) Form of Indemnification Agreement between Metretek Technologies, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

                  (10.14) Termination Agreement and Mutual Release, dated as of March 31, 2001, by and among Metretek Technologies, Inc., PowerSpring, Inc., Mercator Energy Incorporated, John A. Harpole and Mercator Energy LLC (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.)

                  (10.15) Prototype - Basic Plan Document for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

                  (10.16) Adoption Agreement for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

                  (10.17) Non-Negotiable Convertible Promissory Note, dated September 28, 2000, issued by Metretek Technologies, Inc. to Scient Corporation. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.)

                  (10.18) Credit and Security Agreement, dated as of September 24, 2001, by and between Wells Fargo Business Credit, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.19) Form of Guaranty, dated as of September 24, 2001, by each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.20) Form of Security Agreement, dated as of September 24, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.21) Credit and Security Agreement, dated as of September 6, 2002, by and between Wells Fargo Business Credit, Inc. and Metretek, Incorporated (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.22) Form of Guaranty, dated as of September 6, 2002, by each of Metretek Technologies, Inc., PowerSecure, Inc., Metretek Contract Manufacturing Company, Inc. and Southern Flow Companies, Inc., Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.23) Form of Security Agreement, dated as of September 6, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., PowerSecure, Inc., Metretek Contract Manufacturing Company, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.24) Employment Non-Competition Agreement, dated as of June 24, 2002, by and between Metretek, Incorporated and Thomas R. Kellogg.*

                  (10.25) Employment and Non-Competition Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and Sidney Hinton.*

                  (10.26) Shareholders Agreement, dated as of June 27, 2002, between Metretek Contract Manufacturing Company, Inc. and its shareholders.*

                  (10.27) Form of Shareholders Agreement, between Metretek, Incorporated and its shareholders.*

                  (10.28) Shareholders Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and its shareholders.*

                  (10.29)  Stipulation of Settlement, filed March 27,
                           2003, among Douglas W. Heins, on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et al.

                  (10.30) Stipulation and Order of Settlement, dated as of February 25, 2003, by Scient, Inc. and Metretek Technologies, Inc.

                  (10.31) First Amendment to Credit and Security Agreement, dated as of November 19, 2002, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc.

                  (10.32) Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of March 26, 2003, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc.

                  (10.33) First Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of March 26, 2003, between Metretek, Incorporated and Wells Fargo Business Credit Inc.


         (21)     SUBSIDIARIES OF THE SMALL BUSINESS ISSUER:

                  (21.1)   Subsidiaries of Metretek Technologies, Inc.

         (23)     CONSENT OF EXPERTS:

                  (23.1)   Consent of Deloitte & Touche LLP

         (99)     ADDITIONAL EXHIBITS

                  (99.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  (99.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002




---------------

         *Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 13(a) of Form 10-KSB.

                           METRETEK TECHNOLOGIES, INC.


                                   FORM 10-KSB





                                 EXHIBIT PACKAGE