Form 10-Q
period 2003-03-31
METRETEK TECHNOLOGIES INC
filed 2003-05-14
CIK 882154

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
             (Exact name of registrant as specified in its charter)


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

                                 (303) 785-8080
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X      No
                                         ---        ---

         As of May 1, 2003 there were 6,043,469 shares of the issuer's Common Stock outstanding.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes         No  X
                                         ---        ---

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Unaudited Consolidated Balance Sheets -
                           March 31, 2003 and December 31, 2002                                                   3

                  Unaudited Consolidated Statements of Operations -
                           For the Three Months Ended March 31, 2003 and
                           March 31, 2002                                                                         5

                  Unaudited Consolidated Statements of Cash Flows -
                           For the Three Months Ended March 31, 2003 and
                           March 31, 2002                                                                         6

                  Notes to Unaudited Consolidated Financial Statements                                            7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                   13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                     31

Item 4.           Controls and Procedures                                                                        31

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                              32

Item 6.           Exhibits and Reports on Form 8-K                                                               34

Signatures                                                                                                       35

Certifications                                                                                                   36

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               MARCH 31,        DECEMBER 31,
ASSETS                                                                          2003               2002
                                                                             -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   544,775        $   884,843
  Trade receivables, net of allowance for doubtful accounts
    of $279,875 and $281,422, respectively                                     4,975,343          4,209,942
  Other receivables                                                                  324                576
  Inventories                                                                  3,775,791          3,208,774
  Prepaid expenses and other current assets                                      344,619            519,113
                                                                             -----------        -----------

      Total current assets                                                     9,640,852          8,823,248
                                                                             -----------        -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                                    3,717,501          3,776,586
  Vehicles                                                                        63,867             63,867
  Furniture and fixtures                                                         581,631            580,551
  Land, building and improvements                                                744,925            742,424
                                                                             -----------        -----------
      Total property, plant and equipment, at cost                             5,107,924          5,163,428
  Less accumulated depreciation and amortization                               3,486,920          3,449,635
                                                                             -----------        -----------

      Property, plant and equipment, net                                       1,621,004          1,713,793
                                                                             -----------        -----------

OTHER ASSETS:
  Goodwill                                                                     7,617,196          7,617,196
  Patents and capitalized software development, net of accumulated
   amortization of $956,202 and $930,633 respectively                            365,564            389,133
  Other assets                                                                   525,699            619,747
                                                                             -----------        -----------

      Total other assets                                                       8,508,459          8,626,076
                                                                             -----------        -----------

TOTAL                                                                        $19,770,315        $19,163,117
                                                                             ===========        ===========

See accompanying notes to unaudited consolidated financial statements

                 METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                       MARCH 31,         DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     2003                2002
                                                                    ------------         ------------
CURRENT LIABILITIES:
  Accounts payable                                                  $  3,351,069         $  1,576,580
  Accrued and other liabilities                                        2,806,340            2,852,737
  Notes payable                                                          462,547              261,387
  Deposits and capital lease obligations                                  38,269               42,458
                                                                    ------------         ------------

      Total current liabilities                                        6,658,225            4,733,162
                                                                    ------------         ------------

LONG-TERM NOTES PAYABLE                                                3,997,496            4,690,758
                                                                    ------------         ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS                                     35,858               41,893
                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                                         11,020
                                                                    ------------         ------------

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                    8,749,117            8,531,941
                                                                    ------------         ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized;
    6,043,469 shares issued and outstanding                               60,435               60,435
  Additional paid-in-capital                                          55,107,132           55,092,132
  Accumulated deficit                                                (54,848,968)         (53,987,204)
                                                                    ------------         ------------

      Total stockholders' equity                                         318,599            1,165,363
                                                                    ------------         ------------

TOTAL                                                               $ 19,770,315         $ 19,163,117
                                                                    ============         ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                    -------------------------------
                                                       2003                2002
                                                    -----------         -----------
REVENUES:
  Sales and services                                $ 7,181,669         $ 6,404,530
  Other                                                  (2,843)             (3,247)
                                                    -----------         -----------

      Total revenues                                  7,178,826           6,401,283
                                                    -----------         -----------

COSTS AND EXPENSES:
  Cost of sales and services                          5,776,581           4,704,524
  General and administrative                          1,430,248           1,336,188
  Selling, marketing and service                        223,061             346,561
  Depreciation and amortization                         172,312             168,728
  Research and development                              144,621             144,761
  Interest, finance charges and other                    65,571              43,203
                                                    -----------         -----------

      Total costs and expenses                        7,812,394           6,743,965
                                                    -----------         -----------

OPERATING LOSS                                         (633,568)           (342,682)

MINORITY INTEREST IN SUBSIDIARIES                       (11,020)               --

INCOME TAXES                                               --                  --
                                                    -----------         -----------

NET LOSS                                               (644,588)           (342,682)

PREFERRED STOCK DEEMED DISTRIBUTION                    (217,176)           (201,148)
                                                    -----------         -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          $  (861,764)        $  (543,830)
                                                    ===========         ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED        $     (0.14)        $     (0.09)
                                                    ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                      6,043,469           6,077,764
                                                    ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                    METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 -------------------------------
                                                                     2003                2002
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (644,588)        $  (342,682)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  172,312             168,728
      Minority interest in subsidiary                                 26,020
      Loss on disposal of property, plant and equipment                  833               7,031
  Changes in other assets and liabilities:
      Trade receivables                                             (765,401)            761,698
      Inventories                                                   (567,017)             13,185
      Other current assets                                           174,746            (252,575)
      Other noncurrent assets                                         94,049             (26,704)
      Accounts payable                                             1,774,489            (381,062)
      Accrued and other liabilities                                  (46,397)            660,262
                                                                 -----------         -----------
      Net cash provided by operating activities                      219,046             607,881
                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software purchases or development                       (2,001)             (2,965)
  Purchases of property, plant and equipment                         (54,787)            (57,101)
  Proceeds from sale of property, plant and equipment                                       1,000
                                                                 -----------         -----------
      Net cash used in investing activities                          (56,788)            (59,066)
                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings on line of credit                       (476,775)             75,916
  Payments on equipment loan                                         (13,270)
  Payments on mortgage loan and capital lease obligations            (12,281)             (1,867)
                                                                 -----------         -----------
      Net cash (used in) provided by financing activities           (502,326)             74,049
                                                                 -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (340,068)            622,864

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                884,843             696,076
                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   544,775         $ 1,318,940
                                                                 ===========         ===========


See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of March 31, 2003 and December 31, 2002 and
           For the Three Month Periods Ended March 31, 2003 and 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure"), and Metretek, Incorporated ("Metretek Florida") and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 2003 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 2003 and March 31, 2002.

         STOCK BASED COMPENSATION - The Company has three stock-based employee and director compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company does not recognize compensation cost for stock option grants to employees and directors, as all options granted under those plans have exercise prices equal to or in excess of the market value of the underlying common stock on the date of grant. There were no stock options granted to employees or directors under the Company's stock-based compensation plans during the three-month periods ended March 31, 2003 or 2002.

         MINORITY INTEREST IN SUBSIDIARIES - Upon formation of Metretek Contract Manufacturing Company, Inc., a subsidiary of Metretek Florida ("MCM"), in June 2002, MCM issued shares totaling 17% of its outstanding common stock to three of its employees, including 8% to the President and Chief Executive Officer of Metretek Florida, as equity incentive compensation. The employee-shareholders of MCM entered into a shareholder agreement with MCM providing for the following:

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

         There was no minority interest in losses of MCM during the three months ended March 31, 2003, because the minority interest shareholders losses are limited to their capital contributions and accumulated earnings, which was $0 at March 31, 2003.

         Effective January 1, 2003, PowerSecure issued, or authorized the issuance of, shares totaling up to 15% of its outstanding common stock to its employees, including 7% to the President and Chief Executive Officer of PowerSecure, as equity incentive compensation. The employee shareholders of PowerSecure entered into a shareholder agreement with PowerSecure providing for the following:

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

         The Company recognized compensation expense in the amount of $15,000 upon the issuance of shares of PowerSecure to its employee shareholders based on the estimated fair value of the shares on the date of issuance, net of amounts owed by PowerSecure to the Company. The compensation expense amount is included in the consolidated statement of operations for the three months ended March 31, 2003. The minority interest in the income of PowerSecure for the three months ended March 31, 2003, was $11,020, and is included as a separate line-item in the consolidated statement of operations.

2.       COMPREHENSIVE LOSS

         The Company's comprehensive loss for the three months ended March 31, 2003 was $644,588, the same as its net loss for the period. The Company's comprehensive loss for the three months ended March 31, 2002 was $343,465, which included foreign currency translation adjustments related to its Metretek Europe operations that were terminated during 2002.

3.       COMMITMENTS AND CONTINGENCIES

         CLASS ACTION LITIGATION - In January 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), an energy program managed by the Company's subsidiary Marcum Gas Transmission, Inc. ("MGT"), and certain affiliates, officers and employees of the Company and MGT (the foregoing, collectively, the "Metretek Defendants"), as well as against Farstad Gas & Oil, LLC, Farstad Oil, Inc. , and Jeff Farstad (collectively, the "Farstad Defendants").

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

         On March 27, 2003, the Company, along with the Class Action Plaintiff, filed a Stipulation of Settlement (the "Heins Stipulation"), which contains the terms and conditions of a proposed settlement (the "Heins Settlement") intended to fully resolve all claims by the Class Action Plaintiff against the Company and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of not less than $2,375,000 from the proceeds of the Company's directors' and officers' insurance policy (the "Policy"), which was issued by Gulf Insurance Company ("Gulf"). The Heins Stipulation creates a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then the Company will pay $2.75 million into the Heins Settlement Fund, of which no less than $2,375,000 must come from the proceeds of the Policy, and the Company will issue a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note"). The Heins Settlement Note would bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing six months after the effective date of the Heins Settlement. The Heins Settlement Note would be guaranteed by the 1997 Trust and all of the Company's subsidiaries.

         Under the Heins Stipulation, the Company is required to obtain the consent of the Class's lead counsel before it can sell any shares of stock of Southern Flow, Metretek or PowerSecure, although such consent is not required if the Company makes a prepayment of at least $1 million on the Heins Settlement Note with the proceeds of any such sale of subsidiary stock. The Heins Stipulation may require the Company to commence its payment obligations thereunder pursuant to an escrow arrangement after the Denver Court issues its final judgment and order approving the Heins Stipulation, but before all appeals, if any, on that judgment and order have been concluded. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as is agreed to by the parties, then the escrowed funds will be returned to the Company and the Class Action will continue against the Metretek Defendants. In addition, under the Heins Stipulation, the Company would be required to prosecute all third party and cross-claims and equally share the net recovery of any amounts collected from the resolution of these third party claims with the Heins Settlement Fund, with the portion accruing to the Company being in the form prepayments on the Heins Settlement Note.

         The effective date of the Heins Stipulation is conditioned, among other things, upon the following events:

         - payment by Gulf, the Company's insurance carrier, of at least $2,375,000 in insurance proceeds from the Policy for the benefit of the Heins Settlement Fund;

         - the entry by the Denver Court of a preliminary approval order containing certain procedural orders, preliminarily approving the settlement terms and scheduling a settlement hearing;


         - the entry by the Denver Court of a Final Judgment and Order directing consummation of the Heins Settlement and containing certain other procedural findings and orders; and

         - the final and successful resolution of any appeals related to the Final Settlement and Order and the Heins Stipulation and the Interpleader Action described below.

         The Company recorded the loss resulting from the amounts due on the Heins Settlement and the obligations under the Heins Settlement Note, other than interest on the Heins Settlement Note, in its December 31, 2002 consolidated financial statements.

         On March 28, 2003, Gulf filed an interpleader complaint (the "Interpleader Action") in the District Court, City and Country of Denver, Colorado, seeking a determination by the court as to the proper beneficiaries of the Policy, and concurrently filed a motion to deposit the remaining amount payable under the Policy into the registry of the court. The Interpleader Action is in front of the same judge in the Denver Court as the Class Action. The Metretek Defendants have filed their answer to the Interpleader Action asking the Denver Court to utilize the remainder of the insurance proceeds to fund, in part, the Heins Settlement, but no other defendants have responded as of April 30, 2003. On April 18, 2003, the Denver Court granted Gulf's motion to deposit the remaining insurance proceeds into the registry of the court.

         As of April 30, 2003, no date has been set for the preliminary approval hearing on the Heins Settlement, and no further action has been taken on the Interpleader Action.

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

4.       SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company's reportable business segments include: natural gas measurement services; distributed generation; and automated energy data management.

         The operations of the Company's natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

         The operations of the Company's distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2003, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

         The Company evaluates the performance of its operating segments based on income (loss) before minority interest, income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The amounts shown as "Other" include corporate related items, results of insignificant operations and, as it relates to segment profit or loss, income and expense not allocated to reportable segments.

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                         Three Months Ended
                                             March 31,
                                      -----------------------
                                       2003            2002
                                      -------         -------
REVENUES:
   Southern Flow                      $ 2,984         $ 3,131
   PowerSecure                          3,024           1,613
   Metretek Florida                     1,174           1,660
   Other                                   (3)             (3)
                                      -------         -------
        Total                         $ 7,179         $ 6,401
                                      =======         =======

SEGMENT PROFIT (LOSS):
   Southern Flow                      $   299         $   505
   PowerSecure                             99             (81)
   Metretek Florida                      (562)           (276)
   Other                                 (470)           (491)
                                      -------         -------
        Total                         $  (634)        $  (343)
                                      =======         =======

CAPITAL EXPENDITURES:
   Southern Flow                      $    29         $    38
   PowerSecure                              6               4
   Metretek Florida                        22               9
   Other                                                    9
                                      -------         -------
        Total                         $    57         $    60
                                      =======         =======

DEPRECIATION AND AMORTIZATION:
   Southern Flow                      $    33         $    36
   PowerSecure                             13              11
   Metretek Florida                       121             117
   Other                                    5               5
                                      -------         -------
        Total                         $   172         $   169
                                      =======         =======

                                             March 31,
TOTAL ASSETS:                           2003            2002
                                      -------         -------
   Southern Flow                      $ 8,851         $ 9,556
   PowerSecure                          3,572           2,349
   Metretek Florida                     6,649           6,748
   Other                                  698           1,514
                                      -------         -------
        Total                         $19,770         $20,167
                                      =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the three month periods ended March 31, 2003 (referred to herein as the "first quarter 2003") and 2002 (referred to herein as the "first quarter 2002") and of our financial condition as of March 31, 2003 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

         For further discussion of our significant accounting polices, refer to note 1 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

         Valuation of Goodwill and Other Intangible Assets. In assessing the recoverability of goodwill and other intangible assets, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit's fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceeds its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We perform our required annual goodwill impairment testing effective October 1st of each year.

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

                                 Three Months Ended
                                     March 31,
                              -------         -------
                                2003           2002
                              -------         -------
                         (all amounts reported in thousands)

REVENUES:
   Southern Flow              $ 2,984         $ 3,131
   PowerSecure                  3,024           1,613
   Metretek Florida             1,174           1,660
   Other                           (3)             (3)
                              -------         -------
        Total                 $ 7,179         $ 6,401
                              =======         =======

GROSS PROFIT:
   Southern Flow              $   679         $   835
   PowerSecure                    677             380
   Metretek Florida                49             485
                              -------         -------
        Total                 $ 1,405         $ 1,700
                              =======         =======

SEGMENT PROFIT (LOSS):
   Southern Flow              $   299         $   505
   PowerSecure                     99             (81)
   Metretek Florida              (562)           (276)
   Other                         (470)           (491)
                              -------         -------
        Total                 $  (634)        $  (343)
                              =======         =======

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Our reportable business segments include: natural gas measurement services; distributed generation; and automated energy data management.

         The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

         The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2003, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

         We evaluate the performance of our operating segments based on income
(loss) before minority interest, income taxes, nonrecurring items and interest income and expense. Amounts shown as "Other" in the table above include corporate related items, results of insignificant operations, and income and expense not allocated to its operating segments. Intersegment sales are not significant.

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the first quarter 2003 increased $778,000, or 12%, compared to the first quarter 2002. The increase was due to an increase in revenues by PowerSecure, partially offset by decreases in revenues by Metretek Florida and by Southern Flow. PowerSecure's revenues increased $1,411,000, or 87%, during the first quarter 2003 compared to the first quarter 2002. The increase in PowerSecure's revenues was due to a significant increase in the number of PowerSecure's completed and in-process projects during the first quarter 2003 compared to the first quarter 2002, although the effect on revenues of this increased volume of projects was partially offset due to the reduced size of PowerSecure's projects during the first quarter 2003 compared to the first quarter 2002. While PowerSecure had 30 projects completed or in process during the first quarter 2003 compared to 5 projects completed or in process during the first quarter 2002, PowerSecure's average revenue per project for completed and in-process projects was $98,000 during the first quarter 2003 compared to $317,000 during the first quarter 2002. In addition, PowerSecure's revenues during the first quarter 2003 included $63,000 of professional service revenue compared to $11,000 of professional service revenue during the first quarter 2002. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Metretek Florida's revenues decreased $486,000, or 29%, during the first quarter 2003 compared to the first quarter 2002, consisting of a decrease in domestic sales of $559,000, partially offset by an increase in international sales of $73,000. The decrease in Metretek Florida's domestic sales was due to a decline of $931,000 in sales of field devices, data collection software products, and communications solutions products, partially offset by a $372,000 increase in its circuit board contract manufacturing sales. The Company believes that the decline in domestic sales of field devices, data collection software products, and communications solutions products was attributable primarily to a general reduction in purchases of energy monitoring and equipment by utilities, the primary market for Metretek Florida's core products and services. Southern Flow's revenues decreased $147,000, or 5% during the first quarter 2003, compared to the first quarter 2002, primarily due to a decrease in chart processing services and equipment sales which were partially offset by an increase in on-site field service revenues. The Company believes that the decrease in Southern Flow's revenues was Attributable in large part to cutbacks by some customers concerned about future oil price volatility due to the war with Iraq.

         Costs and Expenses. Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the first quarter 2003 increased $1,072,000, or 23%, compared to the first quarter 2002, attributable almost entirely to increased activity at PowerSecure. PowerSecure's costs of sales and services for the first quarter 2003 increased $1,113,000, or 90%, compared to the first quarter 2002. The increase in PowerSecure's costs of sales and services was primarily a direct result of the 87% increase in PowerSecure's revenues. PowerSecure's gross profit margin after costs of sales and services was 22.4% for the first quarter 2003 compared to 23.6% for the first quarter 2002, which is within the range of normal fluctuations for PowerSecure. Southern Flow's costs of sales and services for the first quarter 2003 increased $9,000, or less than 1%, compared to the first quarter 2002. The slight increase in Southern Flow's costs of sales and services despite an overall 5% decrease in Southern Flow's revenues was due to higher personnel related costs in the first quarter 2003 compared to the first quarter 2002. As a result, Southern Flow's gross profit margin after costs of sales and services decreased to 22.8% for the first quarter 2003 compared to 26.7% for the first quarter 2002. Metretek Florida's costs of sales and services for the first quarter 2003 decreased $50,000, or 4%, compared to the first quarter 2002. The decrease in Metretek Florida's costs of sales and services that resulted from the decrease in Metretek Florida's revenues was substantially offset by the effects of higher materials, personnel and related overhead costs attributable to increased circuit board contract manufacturing sales. As a result, Metretek Florida's overall gross profit margin after costs of sales and services decreased to 4.2% for the first quarter 2003, compared to 29.2% for the first quarter 2002. The primary causes of this decrease in Metretek Florida's gross profit margin was
(i) the ramping up of production and overhead costs at MCM in anticipation of future growth; and (ii) lower sales of Metretek Florida's field devices, data collection software products, and communications solutions products without a corresponding decrease in fixed production and overhead costs related to such products.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the first quarter 2003 increased $94,000, or 7%, compared to the first quarter 2002, due to the offsetting effects of the following: increased personnel and related overhead costs at Southern Flow; increased personnel and related overhead costs associated with the continued development of the business of PowerSecure; reductions in corporate overhead related to travel, equipment rental, and professional services; and reductions in personnel and related overhead costs at Metretek Florida during the first quarter 2003 compared to the first quarter 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the first quarter 2003 decreased $124,000, or 36%, compared to the first quarter 2002. The decrease in selling, marketing and service expenses is due to lower personnel and commission costs at Metretek Florida and reduced business development expenses at PowerSecure during the first quarter 2003 compared to the first quarter 2002.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Depreciation and amortization expenses for the first quarter 2003 increased $4,000, or 2%, compared to the first quarter 2002. The increase in depreciation and amortization expense primarily reflects additional depreciation of equipment at Metretek Florida and PowerSecure during the first quarter 2003 compared to the first quarter 2002.

         Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses of $145,000 for the first quarter 2003 were the same as in the first quarter 2002.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the first quarter 2003 increased $22,000, or 52%, compared to the first quarter 2002. The increase reflects higher bank finance charges and interest on borrowings related to Metretek Florida's line of credit and interest costs related to an equipment loan in the first quarter 2003. The Metretek Florida line of credit and the equipment loan did not exist during the first quarter 2002.

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

         - the success of our brand building and marketing campaigns for our PowerSecure products and services;

         -        the growth of the market for distributed generation systems;

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

         PowerSecure has a limited operating history, and we expect the revenues, costs, gross margins, cash flow, net income and other operating results of PowerSecure to vary from quarter-to-quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues will depend in large part upon the timing and the size of projects being awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts.

Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through March 31, 2003, the majority of PowerSecure's revenues constituted non-recurring revenues, but a greater proportion of PowerSecure's revenues will be from recurring sources in future years if PowerSecure is able to successfully develop and market its "company-owned" business platform and if PowerSecure is able to continue to successfully market its professional services.

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

         Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of March 31, 2003, we had working capital of $2,983,000, including $545,000 in cash and cash equivalents, compared to working capital of $4,090,000 on December 31, 2002, which included $885,000 in cash and cash equivalents.

         Net cash provided by operating activities was $219,000 in the first quarter 2003, consisting of approximately $445,000 of cash used in operations, before changes in assets and liabilities, and approximately $664,000 of cash provided by changes in working capital and other asset and liability accounts. This compares to net cash provided by operating activities of $608,000 in the first quarter 2002, consisting of approximately $167,000 of cash used in operations, before changes in assets and liabilities, and approximately $775,000 of cash provided by changes in working capital and other asset and liability accounts.

         Net cash used in investing activities was $57,000 in the first quarter 2003, as compared to $59,000 in the first quarter 2002. The majority of the net cash used by investing activities during the first quarter 2003 and during the first quarter 2002 was attributable to the purchase of equipment at Southern Flow and Metretek Florida.

         Net cash used in financing activities was $502,000 in the first quarter 2003, compared to net cash provided by financing activities of $74,000 in the first quarter 2002. The net cash used in financing activities during the first quarter 2003 represented net payments on our line of credit, payments on an equipment loan, and payments on capital lease obligations and a mortgage loan. The net cash provided by financing activities during the first quarter 2002 was attributable to net borrowings on our line of credit.

         During the remainder of 2003, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $145,000 during the first quarter 2003. We anticipate that our research and development expenses in fiscal 2003 will total approximately $792,000, virtually all of which will be directed to Metretek Florida's business.

         Our capital expenditures in the first quarter 2003 were approximately $57,000. We anticipate capital expenditures in fiscal 2003 of approximately $280,000 which will benefit all of our key subsidiaries. In addition, the development of PowerSecure's "company-owned" program business would entail significant additional capital expenditures, which would require and depend upon us raising substantial additional capital. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

         Credit Facility. In September 2001, Southern Flow entered into a Credit and Security Agreement (the "Southern Flow Credit Agreement") with Wells Fargo Business Credit, Inc. ("Wells Fargo"), providing for a $2,000,000 credit facility (the "Southern Flow Credit Facility"). Southern Flow is permitted to advance funds under the Southern Flow Credit Facility to Metretek Technologies, PowerSecure and Metretek Florida, which have guaranteed the obligations of Southern Flow under the Southern Flow Credit Facility, provided that total inter-company indebtedness owing from all the guarantors to Southern Flow may not exceed the cumulative net income of Southern Flow from January 1, 2001, or reduce Southern Flow's tangible net worth below $1,400,000. At March 31, 2003, Southern Flow had a borrowing base of $1,358,000 under the Southern Flow Credit Facility, of which $792,000 had been borrowed, leaving $566,000 available to borrow. On April 4, 2003, the Southern Flow Credit Agreement was amended to allow for a $200,000 "overadvance" on the borrowing base (subject to the $2,000,000 maximum available under the Southern Flow Credit Facility) through August 1, 2003.

         In September 2002, Metretek Florida entered into a Credit and Security Agreement (the "Metretek Florida Credit Agreement" and, collectively with the Southern Flow Credit Agreement, the "Credit Agreement") with Wells Fargo, providing for a $1,000,000 credit facility (the "Metretek Florida Credit Facility" and, collectively with the Southern Flow Credit Facility, the "Credit Facility"). The Metretek Florida Credit Facility operates as an extension of the Southern Flow Credit Facility. Metretek Florida is permitted to advance funds under the Metretek Florida Credit Facility to Metretek Technologies, PowerSecure, Southern Flow and MCM, which have guaranteed the obligations of Metretek Florida under the Metretek Florida Credit Facility, provided that after making such advances the Metretek Florida Credit Facility availability is not less than $100,000 and that total advances to the guarantors do not exceed $500,000 during 2002. At March 31, 2003, Metretek Florida had a borrowing base of $278,000 under the Metretek Florida Credit Facility, of which $202,000 had been borrowed, leaving $76,000 available to borrow.

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

         Heins Stipulation. On March 27, 2003, we filed the Heins Stipulation, which contains the terms and conditions of the Heins Settlement that is intended to fully resolve all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of at least $2,375,000 from the proceeds of our directors' and officers' insurance policy. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then we will pay $2.75 million into the Heins Settlement Fund, of which no less than $2,375,000 must come from the proceeds of our insurance policy. In addition, we will issue the Heins Settlement Note, a note payable to the Settlement Fund in the amount of $3.0 million. The Heins Settlement Note would bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing six months after the effective date of the Heins Settlement. The Heins Settlement Note would be guaranteed by the 1997 Trust and all of our subsidiaries. The Heins Stipulation requires us to commence our payment obligations thereunder pursuant to an escrow arrangement after the Denver Court issues its final judgment and order approving the Heins Stipulation, but before all appeals, if any, on that judgment and order have been concluded. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as we and the Class Action Plaintiff agree, then the escrowed funds will be returned to us. This litigation and proposed settlement are more fully discussed, and the capitalized terms used in this paragraph are defined, in "Part II, Item 1. Legal Proceedings." The loss resulting from the amounts due on the Heins Settlement, other than interest on the Heins Settlement Note, was recorded in fiscal 2002.

         Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. In addition, we are obligated to make future payments under the Credit Facility and a mortgage loan, and to redeem our Series B Preferred Stock in December 2004. Moreover, if the Heins Stipulation becomes effective, we will be required to make certain payments under its terms. The following table sets forth our contractual obligations and commercial commitments as of March 31, 2003:

                                                           PAYMENTS DUE BY PERIOD (1)
                                    ----------------------------------------------------------------------
                                                     REMAINDER         YEARS          YEARS         AFTER
CONTRACTUAL OBLIGATIONS               TOTAL           OF 2003        2004-2005      2006-2007        2007
-----------------------               -----           -------        ---------      ---------        ----
Credit Facility (2)                 $ 994,000            -            $994,000          -              -
Capital Lease Obligations              83,000         $ 37,000          46,000          -              -
Operating Leases                    2,071,000          624,000       1,138,000      $309,000           -
Series B Preferred Stock (3)        8,749,000            -           8,749,000          -              -
Heins Settlement (4)                3,375,000          562,500       1,500,000     1,312,500           -
Other Long-Term Obligations           466,000           59,000         193,000       214,000           -
                                  -----------       ----------     -----------    ----------         ---
      Total (4)                   $15,738,000       $1,282,500     $12,620,000    $1,835,500           -
                                  ===========       ==========     ===========    ==========         ===

(1) Does not include interest that may become due and payable on such obligations in any future period.
(2) Total repayments are based upon borrowings outstanding as of March 31, 2003, not projected borrowings under the Credit Facility.
(3) Based upon accrued and unpaid dividends as of March 31, 2003.
(4) Assumes the Heins Settlement becomes effective in the fall of 2003, but excludes interest on the Heins Settlement Note. We cannot provide any assurance as to whether the Heins Settlement will obtain final approval, or the timing of such approval. See "Part II, Item 1. Legal Proceedings".

         Off-Balance Sheet Arrangements. During the first quarter 2003, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

         Liquidity. Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments, other than the development of the company-owned business of PowerSecure. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" below. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

        For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

        - While we have reorganized our Metretek Florida business with the goal of making its cash flow positive; the operations of Metretek Florida, or its recently formed subsidiary MCM, may require us to fund future operating losses or costs of business expansion.

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

        - An adverse resolution to claims currently pending against us, including but not limited to the Class Action if the proposed settlement does not become effective, or to other claims that arise from time to time against us, could significantly increase our cash requirements beyond our available capital resources.

        - Unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales beyond our current expectations.

         We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. However, our ability to obtain additional capital when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lender, of the holders of our Series B Preferred Stock or of lead counsel in the Class Action. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our current lender, to the holders of our Series B Preferred Stock and to lead counsel in the Class Action, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board "FASB" issued Financial Accounting Standards "FAS" No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No.146 did not have any effect on our consolidated results of operations or financial position.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we adopted the recognition provisions of FIN 45 during the first quarter 2003 and such adoptions did not have any effect on our consolidated results of operations or financial position.


         In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS 148 amends FAS No. 123, "Accounting for

Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). FAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of FAS 148 are effective in fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have a material impact on our consolidated results of operations and financial position since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption would have a material impact on our consolidated results of operations and financial position. See the notes to our consolidated financial statements included elsewhere in this Report for additional disclosure concerning stock-based compensation.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we currently have no variable interest entities, adoption of the disclosure provisions of FIN 46 had no impact on our consolidated results of operations and we expect that the adoption of the remaining consolidation provisions of FIN 46 will not have a material impact on our consolidated results of operations or financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words "may", "could", "should", "would", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "forecast", "expect", "plan", "potential", "opportunity" and "scheduled", variations of such words, and other similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, objectives, goals, strategies, beliefs, projections and expectations about the following:

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

        - the effects on our financial condition, results of operations and cash flows of the resolution of pending or threatened litigation; and

        -   future economic, business, market and regulatory conditions.

         Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

        -   our history of losses and no assurance of future profitability;

        - our ability to obtain, on favorable terms if at all, and to maintain a sufficient amount of capital and liquidity to meet our operating and capital requirement and growth needs, including the sufficiency of the Credit Facility;

        - our ability to successfully and timely develop, market and operate PowerSecure's systems, including its products, services, and technologies;

        - the effects of pending and future litigation, including the risk the conditions to the Heins Stipulation will not be satisfied;

        - our limited operating history and unproven business model in our PowerSecure business;

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

        - fluctuations in our operating results, and the long and variable sales cycles of many of our products and services;

        - restrictions imposed on us and our ability to raise additional capital by the terms of our Series B Preferred Stock and our Credit Facility;

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

        -   the receipt, timing and size of future customer orders;

        - unexpected events affecting our ability to obtain funds from operations, debt or equity to finance operations, pay interest and other obligations, and fund needed capital expenditures and other investments;

        - our ability to protect our technology, including our proprietary information and our intellectual property rights;

        -   the effects of recent terrorist activities and military actions;

        - the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas and electricity industries in particular;

        - the effect of changes in laws, regulations and financial accounting standards; and

        - other risks, uncertainties and other factors that are discussed in this Report or that are discussed from time to time in our other reports and documents we file with or furnish to the SEC and the exhibits to such filings, including but not limited to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

         Any forward-looking statements contained in this Report speak only as of the date of this Report, and any other forward-looking statements we make from time to time in the future speaks only as of the date it is made. We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statement for any reason, whether as a result of changes in our expectations or the underlying assumptions, the receipt of new information, occurrence of future or unanticipated events, circumstances or conditions or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain financial instrument market risks, primarily due to changes in interest rates, which may adversely affect our financial condition, results of operations and cash flow. Our exposure to market risk for changes in interest rates relates primarily to (i) income from our investments in short-term interest-bearing marketable securities, the income from which is dependent upon the interest rate of the securities held, and (ii) interest expenses attributable to its long-term debt, including our Credit Facility, which is based on floating interest rates as described in "Item 2. Management's Discussion and Analysis and Results of Operations" above. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we are not exposed to significant foreign exchange risk. We do not believe that our exposure to commodity price changes is material. We do not use derivative financial instruments to manage exposure to interest rate changes, or for trading or other speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

         (a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and adequate to ensure that material information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms.

         It should be noted, however, that the design of any system of controls and procedures is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         (b)      CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

GENERALLY

         From time to time, we are involved in disputes and legal actions arising in the ordinary course of business. We intend to vigorously defend all claims against us. As of the date of this Report, other than as set forth below, no litigation is currently pending or overtly threatened against us, the adverse outcome of which, indirectly or in aggregate, we believe would have a material adverse impact on our business, financial conditions or results of operations.

CLASS ACTION LITIGATION

         As described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 ("2002 Form 10-KSB"), in January 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against us, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), an energy program managed by our subsidiary Marcum Gas Transmission, Inc. ("MGT"), and certain affiliates, officers and employees of us and MGT (the foregoing, collectively, the "Metretek Defendants"), as well as against Farstad Gas & Oil, LLC, Farstad Oil, Inc. , and Jeff Farstad (collectively, the "Farstad Defendants").

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

         On March 27, 2003, we, along with the Class Action Plaintiff, filed a Stipulation of Settlement (the "Heins Stipulation"), which contains the terms and conditions of a proposed settlement (the "Heins Settlement") intended to fully resolve all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of not less than $2,375,000 from the proceeds of our directors' and officers' insurance policy (the "Policy"), which was issued by Gulf Insurance Company ("Gulf"). The Heins Stipulation creates a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then we will pay $2.75 million into the Heins Settlement Fund, of which no less than $2,375,000 must come from the proceeds of the Policy, and we will issue a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note"). The Heins Settlement Note would bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing six months after the effective date of the Heins Settlement. The Heins Settlement Note would be guaranteed by the 1997 Trust and all of our subsidiaries.

         Under the Heins Stipulation, we are required to obtain the consent of the Class's lead counsel before we can sell any shares of stock of Southern Flow, Metretek or PowerSecure, although such consent is not required if we make a prepayment of at least $1 million on the Heins Settlement Note with the proceeds of any such sale of subsidiary stock. The Heins Stipulation may require us to commence our payment obligations thereunder pursuant to an escrow arrangement after the Denver Court issues its final judgment and order approving the Heins Stipulation, but before all appeals, if any, on that judgment and order have been concluded. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as is agreed to by the parties, then the escrowed funds will be returned to us and the Class Action will continue against the Metretek Defendants. In addition, under the Heins Stipulation, we would be required to prosecute all third party and cross-claims and equally share the net recovery of any amounts collected from the resolution of these third party claims with the Heins Settlement Fund, with the portion accruing to us being in the form prepayments on the Heins Settlement Note.

         The effective date of the Heins Stipulation is conditioned, among other things, upon the following events:

        - payment by Gulf, our insurance carrier, of at least $2,375,000 in insurance proceeds from the Policy for the benefit of the Heins Settlement Fund;

        - the entry by the Denver Court of a preliminary approval order containing certain procedural orders, preliminarily approving the settlement terms and scheduling a settlement hearing;


        - the entry by the Denver Court of a Final Judgment and Order directing consummation of the Heins Settlement and containing certain other procedural findings and orders; and


        - the final and successful resolution of any appeals related to the Final Settlement and Order and the Heins Stipulation and the Interpleader Action described below.

         On March 28, 2003, Gulf filed an interpleader complaint (the "Interpleader Action") in the District Court, City and Country of Denver, Colorado, seeking a determination by the court as to the proper beneficiaries of the Policy, and concurrently filed a motion to deposit the remaining amount payable under the Policy into the registry of the court. The Interpleader Action is in front of the same judge in the Denver Court as the Class Action. The Metretek Defendants have filed their answer to the Interpleader Action asking the Denver Court to utilize the remainder of the insurance proceeds to fund, in part, the Heins Settlement, but no other defendants have responded as of April 30, 2003. On April 18, 2003, the Denver Court granted Gulf's motion to deposit the remaining insurance proceeds into the registry of the court.

         As of April 30, 2003, no date has been set for the preliminary approval hearing on the Heins Settlement, and no further action has been taken on the Interpleader Action.

SCIENT NOTE LITIGATION

         Also as described in our 2002 Form 10-KSB, in 1999, we retained Scient Corporation ("Scient"), an "eBusiness" consultant, to design and install an eBusiness program that would enable us to provide our energy management services to commercial customers via an Internet project (the "PowerSpring Project"). In September 2000, as Scient's engagement was being terminated, we issued a non-negotiable promissory note to Scient for approximately $2.8 million (the "Scient Note") for the outstanding balance of services invoiced by Scient in connection with the PowerSpring Project. In June 2001, after we discovered fraudulent activity by Scient and uncovered other matters of dispute in connection with Scient's services and billings, Scient agreed to suspend our payment obligations under the Scient Note until the amount of the fraudulent activity could be resolved. In May 2002, Scient's engagement manager in charge of the PowerSpring Project pleaded guilty to federal wire fraud and mail fraud charges stemming primarily from his activities during Scient's engagement by us.

         In March 2003, we and Scient jointly filed a Stipulation and Order of Settlement (the "Scient Settlement"), which fully and finally resolves all claims and disputes with Scient. Under the terms of the Scient Settlement, in exchange for our payment of $50,000 to Scient, Scient agreed to release us from any further payment obligations under the Scient Note and we agreed to dismiss all claims against Scient. The Scient Settlement became final and non-appealable in April 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

              10.1 Third Amendment to Credit and Security Agreement, Dated as of April 4, 2003, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc.

              99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) FORM 8-K

                  We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   METRETEK TECHNOLOGIES, INC.



Date:    May 14, 2003              By:      /s/ W. Phillip Marcum
                                          -------------------------------------
                                          W. Phillip Marcum
                                          President and Chief Executive Officer




Date:    May 14, 2003              By:      /s/ A. Bradley Gabbard
                                          -------------------------------------
                                          A. Bradley Gabbard
                                          Executive Vice President
                                          and Chief Financial Officer

                                 CERTIFICATIONS

I, W. Phillip Marcum, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Metretek Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         Dated: May 14, 2003                  /s/ W. Phillip Marcum
                                              ------------------------------
                                              W. Phillip Marcum
                                              President and Chief
                                              Executive Officer


I, A. Bradley Gabbard, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Metretek Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         Dated: May 14, 2003                     /s/ A. Bradley Gabbard
                                                 --------------------------
                                                 A. Bradley Gabbard
                                                 Executive Vice President
                                                 and Chief Financial
                                                 Officer