Form 10-Q
period 2003-06-30
METRETEK TECHNOLOGIES INC
filed 2003-08-12
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to

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

                                Yes [X]      No [ ]

         As of August 1, 2003 there were 6,043,469 shares of the issuer's Common Stock outstanding.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ]      No [X]

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Unaudited Consolidated Balance Sheets -
                  June 30, 2003 and December 31, 2002                            3

            Unaudited Consolidated Statements of Operations -
                  For the Three and Six Months Ended June 30, 2003 and
                  June 30, 2002                                                  5

            Unaudited Consolidated Statements of Cash Flows -
                  For the Six Months Ended June 30, 2003 and
                  June 30, 2002                                                  6

            Notes to Unaudited Consolidated Financial Statements                 7

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk          35

Item 4.     Controls and Procedures                                             36

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                   37

Item 4.     Submission of Matters to a Vote of Security Holders                 37

Item 6.     Exhibits and Reports on Form 8-K                                    37

Signatures                                                                      39

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  JUNE 30,   DECEMBER 31,
ASSETS                                                                              2003         2002
                                                                                -----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  1,956,685  $    884,843
  Trade receivables, net of allowance for doubtful accounts
    of $251,416 and $281,422, respectively                                        6,514,108     4,209,942
  Other receivables                                                                   2,036           576
  Inventories                                                                     3,810,293     3,208,774
  Prepaid expenses and other current assets                                         204,435       519,113
                                                                               ------------  ------------

      Total current assets                                                       12,487,557     8,823,248
                                                                               ------------  ------------
PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                                       3,742,468     3,776,586
  Vehicles                                                                           63,867        63,867
  Furniture and fixtures                                                            591,043       580,551
  Land, building and improvements                                                   746,027       742,424
                                                                               ------------  ------------
      Total property, plant and equipment, at cost                                5,143,405     5,163,428
  Less accumulated depreciation and amortization                                  3,580,017     3,449,635
                                                                               ------------  ------------

      Property, plant and equipment, net                                          1,563,388     1,713,793
                                                                               ------------  ------------
OTHER ASSETS:
  Goodwill                                                                        7,617,196     7,617,196
  Patents and capitalized software development, net of accumulated
   amortization of $981,837 and $930,633 respectively                               339,928       389,133
  Other assets                                                                      431,465       619,747
                                                                               ------------  ------------

      Total other assets                                                          8,388,589     8,626,076
                                                                               ------------  ------------

TOTAL                                                                          $ 22,439,534  $ 19,163,117
                                                                               ============  ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  JUNE 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS EQUITY                                                 2003         2002
                                                                               ------------  -------------
CURRENT LIABILITIES:
  Accounts payable                                                             $  2,885,528  $  1,576,580
  Accrued and other liabilities                                                   4,492,009     2,852,737
  Notes payable                                                                     469,876       261,387
  Deposits and capital lease obligations                                             34,035        42,458
                                                                               ------------  ------------

      Total current liabilities                                                   7,881,448     4,733,162
                                                                               ------------  ------------

LONG-TERM NOTES PAYABLE                                                           4,632,948     4,690,758
                                                                               ------------  ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS                                                29,613        41,893
                                                                               ------------  ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                                                    62,461
                                                                               ------------  ------------
REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                               8,969,827     8,531,941
                                                                               ------------  ------------
STOCKHOLDERS EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized;
    6,043,469 shares issued and outstanding                                          60,435        60,435
  Additional paid-in-capital                                                     55,107,132    55,092,132
  Accumulated deficit                                                           (54,304,330)  (53,987,204)
                                                                               ------------  ------------

      Total stockholders equity                                                     863,237     1,165,363
                                                                               ------------  ------------

TOTAL                                                                          $ 22,439,534  $ 19,163,117
                                                                               ------------  ------------

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      --------------------------   ---------------------------
                                                          2003         2002           2003          2002
                                                      ------------   -----------   ------------   ------------
REVENUES:
  Sales and services                                  $ 10,999,722   $ 6,066,460   $ 18,181,391   $ 12,470,990
  Other                                                     12,025        (3,875)         9,182         (7,122)

                                                      ------------   -----------   ------------   ------------

      Total revenues                                    11,011,747     6,062,585     18,190,573     12,463,868
                                                      ------------   -----------   ------------   ------------

COSTS AND EXPENSES:
  Cost of sales and services                             7,855,108     4,464,326     13,631,689      9,168,850
  General and administrative                             1,483,958     1,370,724      2,914,206      2,706,912
  Selling, marketing and service                           451,552       376,071        674,613        722,632
  Depreciation and amortization                            174,927       163,492        347,239        332,220
  Research and development                                 146,184       129,747        290,805        274,508
  Interest, finance charges and other                       83,229        43,724        148,800         86,927
  Nonrecurring charges                                           -       257,504              -        257,504
                                                      ------------   -----------   ------------   ------------

      Total costs and expenses                          10,194,958     6,805,588     18,007,352     13,549,553
                                                      ------------   -----------   ------------   ------------

OPERATING INCOME (LOSS)                                    816,789      (743,003)       183,221     (1,085,685)

MINORITY INTEREST                                          (51,441)            -        (62,461)             -

INCOME TAXES                                                     -             -              -              -
                                                      ------------   -----------   ------------   ------------

NET  INCOME (LOSS)                                         765,348      (743,003)       120,760     (1,085,685)

PREFERRED STOCK
  DEEMED DISTRIBUTION                                     (220,710)     (204,317)      (437,886)      (405,465)
                                                      ------------   -----------   ------------   ------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                              $    544,638   $  (947,320)  $   (317,126)  $ (1,491,150)
                                                      ============   ===========   ============   ============
NET INCOME (LOSS) PER COMMON
  SHARE, BASIC AND DILUTED                            $       0.09   $     (0.16)  $      (0.05)  $      (0.25)
                                                      ============   ===========   ============   ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING,
  BASIC AND DILUTED                                      6,043,469     6,077,764      6,043,469      6,077,764
                                                      ============   ===========   ============   ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    ---------------------------
                                                                        2003            2002
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    120,760   $ (1,085,685)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                      347,239        332,220
      Minority interest in subsidiary                                     77,461
      Loss on disposal of property, plant and equipment                    3,638          7,772
  Changes in operating assets and liabilities:
      Trade receivables, net                                          (2,304,166)       632,600
      Inventories                                                       (601,519)        82,365
      Other current assets                                               313,218        (21,911)
      Other noncurrent assets                                            188,283        177,837
      Accounts payable                                                 1,308,948        277,551
      Accrued and other liabilities                                    1,639,272         53,748
                                                                    ------------   ------------
      Net cash provided by operating activities                        1,093,134        456,497
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software purchases or development                           (2,000)        (5,845)
  Purchases of property, plant and equipment                            (149,268)      (102,165)
  Proceeds from sale of property, plant and equipment                                     1,000
                                                                    ------------   ------------
      Net cash used in investing activities                             (151,268)      (107,010)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments)on line of credit                             152,192       (152,672)
  Proceeds from equipment loan                                            30,169
  Payments on equipment loans                                            (27,658)
  Payments on mortgage loan and capital lease obligations                (24,727)        (3,779)
                                                                    ------------   ------------
      Net cash provided by (used in) financing activities                129,976       (156,451)
                                                                    ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,071,842        193,036

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                    884,843        696,076
                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,956,685   $    889,112
                                                                    ============   ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  As of June 30, 2003 and December 31, 2002 and
        For the Three and Six Month Periods Ended June 30, 2003 and 2002

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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 2003 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 2003 and June 30, 2002.

         MINORITY INTEREST IN SUBSIDIARIES - Upon formation of Metretek Contract Manufacturing Company, Inc., a subsidiary of Metretek Florida ("MCM"), in June 2002, MCM issued shares totaling 17% of its outstanding common stock to three of its employees (which was subsequently reduced to 13% of its outstanding common stock to two of its employees), including 8% to the President and Chief Executive Officer of Metretek Florida, as equity incentive compensation. The employee-shareholders of MCM entered into a shareholder agreement with MCM providing for the following:

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

         There was no minority interest in losses of MCM during the six months ended June 30, 2003, because the minority interest shareholders losses are limited to their capital contributions and accumulated earnings, which was $0 at June 30, 2003.

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

         The Company recognized compensation expense in the amount of $15,000 during the first quarter of 2003 upon the issuance of shares of PowerSecure to its employee shareholders based on the estimated fair value of the shares on the date of issuance, net of amounts owed by PowerSecure to the Company. The minority interest in the income of PowerSecure for the three and six month periods ended June 30, 2003, was $51,441 and $62,461, respectively, and is included as a separate line-item in the consolidated statements of operations.

         STOCK BASED COMPENSATION - The Company has three stock-based employee and director compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company does not recognize compensation cost for stock option grants to employees and directors, as all options granted under those plans have exercise prices equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 for the three and six month periods ended June 30, 2003 and 2002:

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                               ----------------------   -------------------------
                                                  2003        2002         2003          2002
                                               ---------   ----------   ----------   ------------
Net income (loss) applicable to common
   shareholders - as reported                  $ 544,638   $ (947,320)  $ (317,126)  $ (1,491,150)
Deduct total stock-based employee
   compensation expense determined
   under fair value based method                 (40,698)     (34,837)     (40,698)       (34,837)
                                               ---------   ----------   ----------   ------------
Net income (loss) applicable to common
   shareholders - pro forma                    $ 503,940   $ (982,157)  $ (357,824)  $ (1,525,987)
                                               =========   ==========   ==========   ============

Income (loss) per basic and
   diluted Common Share:
        As reported                            $    0.09   $    (0.16)  $    (0.05)  $      (0.25)
                                               =========   ==========   ==========   ============
        Pro forma                              $    0.08   $    (0.16)  $    (0.06)  $      (0.25)
                                               =========   ==========   ==========   ============

         The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for stock option grants during the periods ended June 30, 2003 and 2002: stock price volatility of 106% and 105%, respectively; risk-free interest rate of 3.50% per year; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

         INCOME (LOSS) PER SHARE - The Company's net income (loss) per share is computed based on the net income (loss) applicable to common shareholders and the weighted average number of shares of common stock outstanding during the periods presented. The assumed conversion of stock options, convertible preferred stock and warrants has been excluded from weighted average shares because the effect would be anti-dilutive.

2. COMPREHENSIVE INCOME (LOSS)

         The Company's comprehensive income for the six months ended June 30, 2003 was $120,760, the same as its net income for the period. The Company's comprehensive loss for the six months ended June 30, 2002 was $1,077,663, which included foreign currency translation adjustments related to its Metretek Europe operations that were terminated during 2002.

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

         - the entry by the Denver Court of a Final Judgment and Order directing consummation of the Heins Settlement and containing certain other procedural findings and orders; and

         - the final and successful resolution of any appeals related to the Final Settlement and Order and the Heins Stipulation and the Interpleader Complaint described below.

         The Company recorded the loss resulting from the amounts due on the Heins Settlement and the obligations under the Heins Settlement Note, other than interest on the Heins Settlement Note, in its December 31, 2002 consolidated financial statements.

         On March 28, 2003, Gulf filed an interpleader complaint against the Metretek Defendants, the Farstad Defendants and the Class Action Plaintiff (the "Interpleader Complaint") in the District Court, City and Country of Denver, Colorado, seeking a determination by the court as to the proper beneficiaries of the Policy, and concurrently filed a motion to deposit the remaining amount payable under the Policy into the registry of the court. The Interpleader Complaint is in front of the same judge in the Denver Court as the Class Action. On April 18, 2003, the Denver Court granted Gulf's motion to deposit the remaining insurance proceeds into the registry of the court. The Metretek Defendants have filed their answer to the Interpleader Complaint asking the Denver Court to utilize the remainder of the insurance proceeds to fund, in part, the Heins Settlement. The Farstad Defendants have filed their answer to the Interpleader Complaint and asserted counterclaims against Gulf, objecting to Gulf's use of the remaining limits of the Policy to fund the proposed Heins Settlement. The Class Action Plaintiff has also filed its answer to the Interpleader Complaint, indicating no objection to Gulf utilizing the proceeds of the Policy to fund, in part, the Heins Settlement. On August 4, 2003, Gulf filed an unopposed motion to file an amended Interpleader Complaint. The amended Interpleader Complaint is similar to the original Interpleader Complaint, but also includes allegations on the same issues raised by the Farstad Defendants in their counterclaims. It is anticipated that the Farstad Defendants will not reassert their counterclaims in response to the amended Interpleader Complaint.

         As of August 4, 2003, no date has been set for the preliminary approval hearing on the Heins Settlement.

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

         The operations of the Company's distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2003, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      ------------------   -------------------
                                        2003       2002      2003       2002
                                      --------   -------   --------   --------
REVENUES:
   Southern Flow                      $  2,839   $ 3,225   $  5,823   $  6,356
   PowerSecure                           4,398     1,541      7,422      3,154
   Metretek Florida                      3,763     1,301      4,937      2,961
   Other                                    12        (4)         9         (7)
                                      --------   -------   --------   --------
        Total                         $ 11,012   $ 6,063   $ 18,191   $ 12,464
                                      ========   =======   ========   ========

SEGMENT PROFIT (LOSS):
   Southern Flow                      $    341   $   626   $    640   $  1,131
   PowerSecure                             364      (362)       463       (443)
   Metretek Florida                        666      (237)       104       (513)
   Other                                  (554)     (770)    (1,024)    (1,261)
                                      --------   -------   --------   --------
        Total                         $    817   $  (743)  $    183   $ (1,086)
                                      ========   =======   ========   ========

CAPITAL EXPENDITURES:
   Southern Flow                      $     10   $    20   $     39   $     58
   PowerSecure                              68        12         74         16
   Metretek Florida                         12        14         34         23
   Other                                     4         2          4         11
                                      --------   -------   --------   --------
        Total                         $     94   $    48   $    151   $    108
                                      ========   =======   ========   ========

DEPRECIATION AND AMORTIZATION:
   Southern Flow                      $     32   $    35   $     65   $     71
   PowerSecure                              16        12         29         23
   Metretek Florida                        122       110        242        227
   Other                                     5         6         11         11
                                      --------   -------   --------   --------
        Total                         $    175   $   163   $    347   $    332
                                      ========   =======   ========   ========

                                                                 June 30,
TOTAL ASSETS:                                                2003       2002
                                                           -------------------
   Southern Flow                                           $  8,414   $  9,224
   PowerSecure                                                5,121      2,261
   Metretek Florida                                           8,410      6,314
   Other                                                        495      1,446
                                                           --------   --------
        Total                                              $ 22,440   $ 19,245
                                                           ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the three and six month periods ended June 30, 2003 (referred to herein as the "second quarter 2003" and "six month period 2003", respectively) and for the three and six month periods ended June 30, 2002 (referred to herein as the "second quarter 2002" and "six month period 2002", respectively) and of our financial condition as of June 30, 2003 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

         Valuation of Goodwill and Other Intangible Assets. In assessing the recoverability of goodwill and other intangible assets, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit's fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows and other factors. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceeds its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We perform our required annual goodwill impairment testing effective October 1st of each year.

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

                              Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                              ------------------        -------------------
                                2003       2002           2003       2002
                              --------   -------        --------   --------
                                   (all amounts reported in thousands)
REVENUES:
   Southern Flow              $  2,839   $ 3,225        $  5,823   $  6,356
   PowerSecure                   4,398     1,541           7,422      3,154
   Metretek Florida              3,763     1,301           4,937      2,961
   Other                            12        (4)              9         (7)
                              --------   -------        --------   --------
        Total                 $ 11,012   $ 6,063        $ 18,191   $ 12,464
                              ========   =======        ========   ========

GROSS PROFIT:
   Southern Flow              $    662   $   978        $  1,341   $  1,813
   PowerSecure                   1,159       177           1,836        557
   Metretek Florida              1,324       447           1,373        932
                              --------   -------        --------   --------
        Total                 $  3,145   $ 1,602        $  4,550   $  3,302
                              ========   =======        ========   ========

SEGMENT PROFIT (LOSS):
   Southern Flow              $    341   $   626        $    640   $  1,131
   PowerSecure                     364      (362)            463       (443)
   Metretek Florida                666      (237)            104       (513)
   Other                          (554)     (770)         (1,024)    (1,261)
                              --------   -------        --------   --------
        Total                 $    817   $  (743)       $    183   $ (1,086)
                              ========   =======        ========   ========

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

         The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2003, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the second quarter 2003 increased $4,949,000, or 82%, compared to the second quarter 2002. The increase was due to an increase in revenues by PowerSecure and by Metretek Florida, partially offset by a decrease in revenues by Southern Flow. PowerSecure's revenues increased $2,856,000, or 185%, during the second quarter 2003 compared to the second quarter 2002. The increase in PowerSecure's revenues was due to both a significant increase in the number of PowerSecure's completed and in-process projects during the second quarter 2003 compared to the second quarter 2002, together with the positive effects on revenues of an increase in size of PowerSecure's projects during the second quarter 2003 compared to the second quarter 2002. PowerSecure had 24 projects completed or in process during the second quarter 2003 compared to 12 projects completed or in process during the second quarter 2002. In addition, PowerSecure's average revenue per project for completed and in-process projects was $182,000 during the second quarter 2003 compared to $126,000 during the second quarter 2002. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Metretek Florida's revenues increased $2,462,000, or 189%, during the second quarter 2003 compared to the second quarter 2002, consisting of an increase in domestic sales of $2,521,000, slightly offset by a decrease in international sales of $59,000. The increase in Metretek Florida's domestic sales was due to an increase of $2,068,000 in sales of field devices, data collection software products, and communications solutions products, combined with a $453,000 increase in its circuit board contract manufacturing sales. The increase in domestic sales of field devices, data collection software products, and communications solutions products was attributable primarily to the initial shipments on a significant order from Public Service Electric and Gas (PSE&G) of New Jersey. Approximately two-thirds of the total order from PSE&G was shipped during the second quarter 2003 with the balance of the order expected to be shipped during the third quarter of 2003. The increase in domestic circuit board contract manufacturing sales was attributable primarily to the initial shipments on a significant multi-year contract to build electronic assemblies for a large domestic furniture manufacturer. Southern Flow's revenues decreased $385,000, or 12% during the second quarter 2003, compared to the second quarter 2002, primarily due to decreases in chart processing services, on-site field services, equipment sales, and laboratory analysis services. We believe that the decrease in Southern Flow's revenues was attributable to (i) cutbacks by some customers concerned about future oil price volatility due to the war in Iraq; and (ii) Gulf Coast weather incidents that reduced Southern Flow's opportunities to provide on-site field services to its customers.

         Costs and Expenses. Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the second quarter 2003 increased $3,391,000, or 76%, compared to the second quarter 2002, attributable almost entirely to increased sales activity at PowerSecure and at Metretek Florida. PowerSecure's costs of sales and services for the second quarter 2003 increased $1,875,000, or 137%, compared to the second quarter 2002. The increase in PowerSecure's costs of sales and services was primarily a direct result of the 185% increase in PowerSecure's revenues. PowerSecure's gross profit margin was 26.3% for the second quarter 2003 compared to 11.5% for the second quarter 2002. The increase in PowerSecure's gross profit margin was attributable to higher margins, net to PowerSecure, from projects during the second quarter 2003 as compared to the gross profit margins from projects during the second quarter 2002. Metretek Florida's costs of sales and services for the second quarter 2003 increased $1,585,000, or 186%, compared to the second quarter 2002. The increase in Metretek Florida's costs of sales and services was primarily a direct result of the 189% increase in Metretek Florida's revenues. Metretek Florida's overall gross profit margin increased to 35.2% for the second quarter 2003, compared to 34.4% for the second quarter 2002. The primary reason for the increase in Metretek Florida's gross profit margin was the increased sales of Metretek Florida's field devices, data collection software products, and communications solutions products without a corresponding increase in fixed production and overhead costs related to such products. Southern Flow's costs of sales and services for the second quarter 2003 decreased $69,000, or 3%, compared to the second quarter 2002. The modest decrease in Southern Flow's costs of sales and services despite an overall 12% decrease in Southern Flow's revenues was due to the cost structure of Southern Flow's service operations which remains generally fixed, over short periods, relative to fluctuations in service related revenues. As a result, Southern Flow's gross profit margin decreased to 23.3% for the second quarter 2003 compared to 30.3% for the second quarter 2002.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the second quarter 2003 increased $113,000, or 8%, compared to the second quarter 2002, due to the partially offsetting effects of the following: increased personnel and related overhead costs associated with the continued development of the business of PowerSecure; increased personnel and related overhead costs at Metretek Florida; increased corporate overhead; and reductions in personnel and related overhead costs at Southern Flow during the second quarter 2003 compared to the second quarter 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the second quarter 2003 increased $75,000, or 20%, compared to the second quarter 2002. The increase in selling, marketing and service expenses is due to the partially offsetting effects of the following: increased personnel, commission costs, and business development expenses associated with the continued development of the business of PowerSecure; and reduced personnel and marketing costs at Metretek Florida during the second quarter 2003 compared to the second quarter 2002.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Depreciation and amortization expenses for the second quarter 2003 increased $11,000, or 7%, compared to the second quarter 2002. The increase in depreciation and amortization expense primarily reflects additional depreciation of equipment at Metretek Florida and PowerSecure during the second quarter 2003 compared to the second quarter 2002.

         Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the second quarter 2003 increased $16,000, or 13%, compared to the second quarter 2002. The increase in research and development expenses primarily reflects the reallocation of certain personnel and associated costs at Metretek Florida during the second quarter 2003 compared to the second quarter 2002.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the second quarter 2003 increased $40,000, or 90%, compared to the second quarter 2002. The increase reflects higher bank finance charges and interest on borrowings related to Metretek Florida's line of credit and interest costs related to an equipment loan in the second quarter 2003. The Metretek Florida line of credit and the equipment loan did not exist during the second quarter 2002.

         Nonrecurring charges of $258,000 for the second quarter 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. There were no similar nonrecurring charges in the second quarter 2003.

SIX MONTH PERIOD 2003 COMPARED TO SIX MONTH PERIOD 2002

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the six month period 2003 increased

$5,727,000, or 46%, compared to the six month period 2002. The increase was due to increases in revenues by PowerSecure and by Metretek Florida, partially offset by a decrease in revenues by Southern Flow. PowerSecure's revenues increased $4,267,000, or 135%, during the six month period 2003 compared to the six month period 2002. The increase in PowerSecure's revenues was due to a significant increase in the number of PowerSecure's completed and in-process projects during the six month period 2003 compared to the six month period 2002, although the effect on revenues of this increased volume of projects was partially offset due to the reduced size of PowerSecure's projects during the six month period 2003 compared to the six month period 2002. While PowerSecure had 36 projects completed or in process during the six month period 2003 compared to 13 projects completed or in process during the six month period 2002, PowerSecure's average revenue per project for completed and in-process projects was $203,000 during the six month period 2003 compared to $239,000 during the six month period 2002. In addition, PowerSecure's revenues during the six month period 2003 included $75,000 of professional service revenue compared to $25,000 of professional service revenue during the six month period 2002. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Metretek Florida's revenues increased $1,976,000, or 67%, during the six month period 2003 compared to the six month period 2002, consisting of an increase in domestic sales of $1,963,000, together with a slight increase in international sales of $13,000. The increase in Metretek Florida's domestic sales was due to an increase of $1,137,000 in sales of field devices, data collection software products, and communications solutions products, combined with an $826,000 increase in its contract manufacturing sales. The increase in domestic sales of field devices, data collection software products, and communications solutions products was attributable primarily to the initial shipments on a significant order from Public Service Electric and Gas (PSE&G) of New Jersey. Approximately two-thirds of the total order from PSE&G was shipped during the second quarter 2003 with the balance of the order expected to be shipped during the third quarter of 2003. The increase in domestic circuit board contract manufacturing sales was attributable primarily to the initial shipments on a significant multi-year contract to build electronic assemblies for a large domestic furniture manufacturer. Southern Flow's revenues decreased $533,000, or 8% during the six month period 2003, compared to the six month period 2002, primarily due to a decrease in chart processing services, on-site field services, equipment sales, and laboratory analysis services. We believe that the decrease in Southern Flow's revenues was attributable to (i) cutbacks by some customers concerned about future oil price volatility due to the war in Iraq; and (ii) Gulf Coast weather incidents that reduced Southern Flow's opportunities to provide on-site field services to its customers.

         Costs and Expenses. Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the six month period 2003 increased $4,463,000, or 49%, compared to the six month period 2002, attributable almost entirely to increased sales activity at PowerSecure and at Metretek Florida. PowerSecure's costs of sales and services for the six month period 2003 increased $2,988,000, or 115%, compared to the six month period 2002. The increase in PowerSecure's costs of sales and services was primarily a direct result of the 135% increase in PowerSecure's revenues. PowerSecure's gross profit margin was 24.7% for the six month period 2003 compared to 17.6% for the six month period 2002. The increase in PowerSecure's gross profit margin was attributable to higher margins, net to PowerSecure, from projects during the six month period 2003 as compared to the gross profit margins from projects during the six month period 2002. Metretek Florida's costs of sales and services for the six month period 2003 increased $1,535,000, or 76%, compared to the six month period 2002. The increase in Metretek Florida's costs of sales and services was primarily a direct result of the 67% increase in Metretek Florida's revenues. Metretek Florida's overall gross profit margin decreased to 27.8% for the six month period 2003, compared to 31.5% for the six month period 2002. The primary causes of this decrease in Metretek Florida's gross profit margin was
(i) the ramping up of production and overhead costs at MCM in anticipation of future growth; and (ii) lower margins earned on MCM's contract manufacturing products which comprised a greater percentage of Metretek Florida's total sales in the six month period 2003 compared to the six month period 2002. Southern Flow's costs of sales and services for the six month period 2003 decreased $60,000, or 1%, compared to the six month period 2002. The slight decrease in Southern Flow's costs of sales and services despite an overall 8% decrease in Southern Flow's revenues was due to the cost structure of Southern Flow's service operations which remains generally fixed, over short periods, relative to fluctuations in its service related revenues. As a result, Southern Flow's gross profit margin after costs of sales and services decreased to 23.0% for the six month period 2003 compared to 28.5% for the six month period 2002.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the six month period 2003 increased $207,000, or 8%, compared to the six month period 2002, due to the offsetting effects of the following: increased personnel and related overhead costs associated with the continued development of the business of PowerSecure; increased personnel and related overhead costs at Southern Flow; reductions in personnel and related overhead costs at Metretek Florida; and reductions in corporate overhead related to travel, equipment rental, professional services, and public company reporting costs during the six month period 2003 compared to the six month period 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the six month period 2003 decreased $48,000, or 7%, compared to the six month period 2002. The decrease in selling, marketing and service expenses is due to the partially offsetting effects of the following: reduced personnel and marketing costs at Metretek Florida; and increased personnel, commission costs, and business development expenses associated with the continued development of the business of PowerSecure during the six month period 2003 compared to the six month period 2002.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Depreciation and amortization expenses for the six month period 2003 increased $15,000, or 5%, compared to the six month period 2002. The increase in depreciation and amortization expense primarily reflects additional depreciation of equipment at Metretek Florida and PowerSecure during the six month period 2003 compared to the six month period 2002.

         Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the six month period 2003 increased $16,000, or 6%, compared to the six month period 2002. The increase in research and development expenses primarily reflects the reallocation of certain personnel and associated costs at Metretek Florida during the six month period 2003 compared to the six month period 2002.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the six month period 2003 increased $62,000, or 71%, compared to the six month period 2002. The increase reflects higher bank finance charges and interest on borrowings related to Metretek Florida's line of credit and interest costs related to an equipment loan in the six month period 2003. The Metretek Florida line of credit and the equipment loan did not exist during the six month period 2002.

         Nonrecurring charges of $258,000 for the six month period 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. There were no similar nonrecurring charges in the six month period 2003.

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

    -    budgeting cycles of utilities;

    - the size and timing of new projects initiated by utilities that may affect demand for Metretek Florida products;

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

         Our revenues and other operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. The timing of large individual sales, such as the sale of Metretek Florida products to PSE&G, is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses in that quarter.

         PowerSecure has a limited operating history, and we expect the revenues, costs, gross margins, cash flow, net income and other operating results of PowerSecure to vary from quarter-to-quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues depend in large part upon the timing and the size of projects being awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through June 30, 2003, the majority of PowerSecure's revenues constituted non-recurring revenues, but a greater proportion of PowerSecure's revenues will be from recurring sources in future years if PowerSecure is able to successfully develop and market its "company-owned" business platform and if PowerSecure is able to continue to successfully market its professional services.

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

         Due to all of these factors and the other risks discussed in this Report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

LIQUIDITY AND CAPITAL RESOURCES

         Capital Requirements. We require capital primarily to finance our:

             -    operations;

             -    inventories (including project expenses);

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

         Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of June 30, 2003, we had working capital of $4,606,000, including $1,957,000 in cash and cash equivalents, compared to working capital of $4,090,000 on December 31, 2002, which included $885,000 in cash and cash equivalents.

         Net cash provided by operating activities was $1,093,000 in the six month period 2003, consisting of approximately $549,000 of cash provided by operations, before changes in assets and liabilities, and approximately $544,000 of cash provided by changes in working capital and other asset and liability accounts. This compares to net cash provided by operating activities of $456,000 in the six month period 2002, consisting of approximately $746,000 of cash used in operations, before changes in assets and liabilities, and approximately $1,202,000 of cash provided by changes in working capital and other asset and liability accounts.

         Net cash used in investing activities was $151,000 in the six month period 2003, as compared to $107,000 in the six month period 2002. The majority of the net cash used by investing activities during the six month period 2003 was attributable to the purchase of equipment at PowerSecure and Southern Flow. The majority of the net cash used by investing activities during the six month period 2002 was attributable to the purchase of equipment at Southern Flow and Metretek Florida.

         Net cash provided by financing activities was $130,000 in the six month period 2003, compared to net cash used in financing activities of $156,000 in the six month period 2002. The net cash provided by financing activities during the six month period 2003 represented net borrowings on our line of credit and proceeds from an equipment loan which were partially offset by payments on our equipment loans and payments on capital lease obligations and a mortgage loan. The net cash used in financing activities during the six month period 2002 was attributable to net payments on our line of credit and payments on our mortgage loan.

         During the remainder of 2003, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $291,000 during the six month period 2003. We anticipate that our research and development expenses in fiscal 2003 will total approximately $792,000, virtually all of which will be directed to Metretek Florida's business.

         Our capital expenditures in the six month period 2003 were approximately $151,000. We anticipate capital expenditures in fiscal 2003 of approximately $280,000 which will benefit all of our key subsidiaries. In addition, any increase in activities related to the development of PowerSecure's "company-owned" program business could entail significant additional capital expenditures, which would require and depend upon us raising substantial additional capital. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

         Credit Facility. In September 2001, Southern Flow entered into a Credit and Security Agreement (the "Southern Flow Credit Agreement") with Wells Fargo Business Credit, Inc. ("Wells Fargo"), providing for a $2,000,000 credit facility (the "Southern Flow Credit Facility"). Southern Flow is permitted to advance funds under the Southern Flow Credit Facility to Metretek Technologies, PowerSecure and Metretek Florida, which have guaranteed the obligations of Southern Flow under the Southern Flow Credit Facility, provided that total inter-company indebtedness owing from all the guarantors to Southern Flow may not exceed the cumulative net income of Southern Flow from January 1, 2001, or reduce Southern Flow's tangible net worth below $1,400,000. On April 4, 2003, the Southern Flow Credit Agreement was amended to allow for a $200,000 "overadvance" on the borrowing base (subject to the $2,000,000 maximum available under the Southern Flow Credit Facility) through August 1, 2003. At June 30, 2003, Southern Flow had a borrowing base of $1,061,000 under the Southern Flow Credit Facility, of which $690,000 had been borrowed, leaving $371,000 available to borrow.

         In September 2002, Metretek Florida entered into a Credit and Security Agreement (the "Metretek Florida Credit Agreement" and, collectively with the Southern Flow Credit Agreement, the "Credit Agreement") with Wells Fargo, providing for a $1,000,000 credit facility (the "Metretek Florida Credit Facility" and, collectively with the Southern Flow Credit Facility, the "Credit Facility"). The Metretek Florida Credit Facility operates as an extension of the Southern Flow Credit Facility. Metretek Florida is permitted to advance funds under the Metretek Florida Credit Facility to Metretek Technologies, PowerSecure, Southern Flow and MCM, which have guaranteed the obligations of Metretek Florida under the Metretek Florida Credit Facility, provided that after making such advances the Metretek Florida Credit Facility availability is not less than $100,000 and that total advances to the guarantors do not exceed $500,000 during 2003. At June 30, 2003, Metretek Florida had a borrowing base of $1,000,000 under the Metretek Florida Credit Facility, of which $933,000 had been borrowed, leaving $67,000 available to borrow.

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

         Heins Stipulation. On March 27, 2003, we filed the Heins Stipulation, which contains the terms and conditions of the Heins Settlement that is intended to fully resolve all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of at least $2,375,000 from the proceeds of our directors' and officers' insurance policy. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then we will pay $2.75 million into the Heins Settlement Fund, of which no less than $2,375,000 must come from the proceeds of our insurance policy. In addition, we will issue the Heins Settlement Note, a note payable to the Settlement Fund in the amount of $3.0 million. The Heins Settlement Note would bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing six months after the effective date of the Heins Settlement. The Heins Settlement Note would be guaranteed by the 1997 Trust and all of our subsidiaries. The Heins Stipulation requires us to commence our payment obligations thereunder pursuant to an escrow arrangement after the Denver Court issues its final judgment and order approving the Heins Stipulation, but before all appeals, if any, on that judgment and order have been concluded. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as we and the Class Action Plaintiff agree, then the escrowed funds will be returned to us. This litigation and proposed settlement are more fully discussed, and the capitalized terms used in this paragraph are defined, in "Part I, Item 1 - Note 3 to the Notes to Unaudited Consolidated Financial Statements." The loss resulting from the amounts due on the Heins Settlement, other than interest on the Heins Settlement Note, was recorded in fiscal 2002.

         Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. In addition, we are obligated to make future payments under the Credit Facility and a mortgage loan, and to redeem our Series B Preferred Stock in December 2004. Moreover, if the Heins Stipulation becomes effective, we will be required to make certain payments under its terms. The following table sets forth our contractual obligations and commercial commitments as of June 30, 2003:

                                                    PAYMENTS DUE BY PERIOD (1)
                              -------------------------------------------------------------------------
                                                REMAINDER          YEARS            YEARS       AFTER
CONTRACTUAL OBLIGATIONS          TOTAL           OF 2003         2004-2005        2006-2007      2007
-----------------------       -----------      -----------      -----------      -----------   --------
Credit Facility (2)           $ 1,623,000      $         -      $ 1,623,000      $         -   $      -
Capital Lease Obligations          71,000           25,000           46,000                -          -
Operating Leases                1,863,000          416,000        1,138,000          309,000          -
Series B Preferred Stock (3)    8,970,000                -        8,970,000                -          -
Heins Settlement (4)            3,375,000          375,000        1,500,000        1,500,000          -
Other Long-Term Obligations       479,000           47,000          204,000          228,000          -
                              -----------      -----------      -----------      -----------   --------
 Total                        $16,381,000      $   863,000      $13,481,000      $ 2,037,000   $      -
                              ===========      ===========      ===========      ===========   ========

----------------------
(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of June 30, 2003, not projected borrowings under the Credit Facility.

(3) Based upon accrued and unpaid dividends as of June 30, 2003.

(4) Assumes the Heins Settlement becomes effective by the end of 2003, but excludes interest on the Heins Settlement Note. We cannot provide any assurance as to whether the Heins Settlement will obtain final approval, or the timing of such approval. See "Part II, Item 1. Legal Proceedings".

         Off-Balance Sheet Arrangements. During the six month period 2003, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

         For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

    - While we have reorganized our Metretek Florida business with the goal of making it cash flow positive, the operations of Metretek Florida, or its recently formed subsidiary MCM, may require us to fund future operating losses or costs of business expansion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board "FASB" issued Financial Accounting Standards "FAS" No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No.146 did not have any effect on our consolidated financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we adopted the recognition provisions of FIN 45 during the first quarter 2003 and such adoptions did not have any effect on our consolidated financial position, results of operations or cash flows.

         In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based

Compensation - Transition and Disclosure". FAS 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). FAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings
(loss) per share in annual and interim financials statements. The provisions of FAS 148 are effective in fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have any impact on our consolidated financial position, results of operations or cash flows since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption would have a material impact on our consolidated financial position and results of operations. See the notes to our consolidated financial statements included elsewhere in this Report for additional disclosure concerning stock-based compensation.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we currently have no variable interest entities, adoption of the disclosure provisions of FIN 46 had no impact on our consolidated results of operations and we expect that the adoption of the remaining consolidation provisions of FIN 46 will not have a material impact on our consolidated financial position, results of operations or cash flows.

         In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of FAS 149 on our consolidated financial position and results of operations. We do not expect the adoption of FAS 149 to have a material impact on our consolidated financial position, results of operations or cash flows.

         In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact of FAS 150 on our consolidated financial position and results of operations. We do not expect the adoption of FAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

         Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

    - our history of losses, notwithstanding our recent financial results, and no assurance of future profitability;

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

    - the effect of changes in laws, regulations and financial accounting standards; and

    - other risks, uncertainties and other factors that are discussed in this Report or that are discussed from time to time in our other reports and documents we file with or furnish to the SEC and the exhibits to such filings, including but not limited to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and all reports filed or furnished thereafter.

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

ITEM 4. CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the rules of the Exchange
Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2003. It should be noted, however, that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         During the quarter ended June 30, 2003, no change in our internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 30, 2003.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we are involved in disputes and legal proceedings. For a description of these legal proceedings, see Note 3 to our consolidated financial statements, "Commitments and Contingencies," which is contained in
Part I of this Report and incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders, held on June 9, 2003, the following proposals were submitted to and approved by the stockholders of the Company:

         PROPOSAL 1:  To elect one director for a three-year term expiring at the 2006 Annual Meeting of Stockholders:

                                   For                    Withhold
                                   ---                    --------
Anthony D. Pell                 4,449,393                  23,434

         PROPOSAL 2:  To ratify the appointment of Deloitte & Touche LLP as the
                      Company's independent auditors for the fiscal year ending December 31, 2003.

   For          Against     Abstain
   ---          -------     -------
4,462,525        2,862       7,440

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (B)      REPORTS ON FORM 8-K

                  We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

    Date                 Item No.                       Description
    ----                 --------                       -----------
April 1, 2003             5, 7               Disclosed press release announcing
                                             earnings for fourth quarter and year
                                             ended December 31, 2002 and proposed
                                             settlements of litigation and disputes.

May 6, 2003               7, 9               Disclosed President's Letter in Annual
                                             Report to Shareholders.

May 14, 2003              7, 12              Disclosed press release announcing financial
                                             results for first quarter 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRETEK TECHNOLOGIES, INC.

Date: August 12, 2003                  By: /s/ W. Phillip Marcum
                                           -----------------------------------
                                           W. Phillip Marcum
                                           President and Chief Executive Officer

Date: August 12, 2003                  By: /s/ A. Bradley Gabbard
                                           -------------------------------------
                                           A. Bradley Gabbard
                                           Executive Vice President
                                           and Chief Financial Officer