Form 10-Q
period 2003-09-30
METRETEK TECHNOLOGIES INC
filed 2003-11-10
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to

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

                                 Yes [X] No [ ]

         As of November 1, 2003 there were 6,043,469 shares of the issuer's Common Stock outstanding.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

--------------------------------------------------------------------------------

                          METRETEK TECHNOLOGIES, INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                               TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets -
                     September 30, 2003 and December 31, 2002                     3

           Unaudited Consolidated Statements of Operations -
                     For the Three and Nine Months Ended September 30, 2003
                     and September 30, 2002                                       5

           Unaudited Consolidated Statements of Cash Flows -
                     For the Nine Months Ended September 30, 2003
                     and September 30, 2002                                       6

           Notes to Unaudited Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                         17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk            38

Item 4.    Controls and Procedures                                               39

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                     40

Item 6.    Exhibits and Reports on Form 8-K                                      40

Signatures                                                                       41

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                        2003             2002
                                                                                   --------------   --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $    2,149,351   $      884,843
  Trade receivables, net of allowance for doubtful accounts
    of $217,160 and $281,422, respectively                                              7,863,471        4,209,942
  Other receivables                                                                        52,932           44,199
  Inventories                                                                           4,071,179        3,208,774
  Prepaid expenses and other current assets                                               670,204          519,113
                                                                                   --------------   --------------

      Total current assets                                                             14,807,137        8,866,871
                                                                                   --------------   --------------

PROPERTY, PLANT AND EQUIPMENT:

  Equipment                                                                             3,834,738        3,776,586
  Vehicles                                                                                 64,491           63,867
  Furniture and fixtures                                                                  587,055          580,551
  Land, building and improvements                                                         748,591          742,424
                                                                                   --------------   --------------
      Total property, plant and equipment, at cost                                      5,234,875        5,163,428
  Less accumulated depreciation and amortization                                        3,712,956        3,449,635
                                                                                   --------------   --------------

      Property, plant and equipment, net                                                1,521,919        1,713,793
                                                                                   --------------   --------------

OTHER ASSETS:

  Goodwill                                                                              7,617,196        7,617,196
  Patents and capitalized software development, net of accumulated
   amortization of $1,007,473 and $930,633, respectively                                  314,293          389,133
  Investment in unconsolidated affiliate                                                  611,206          554,460
  Other assets                                                                             72,988           57,988
                                                                                   --------------   --------------

      Total other assets                                                                8,615,683        8,618,777
                                                                                   --------------   --------------

TOTAL                                                                              $   24,944,739   $   19,199,441
                                                                                   ==============   ==============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                        2003             2002
                                                                                   --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $    2,450,044   $    1,596,870
  Accrued and other liabilities                                                         6,663,599        2,868,771
  Notes payable                                                                           582,914          261,387
  Deposits and capital lease obligations                                                   29,746           42,458
                                                                                   --------------   --------------

      Total current liabilities                                                         9,726,303        4,769,486
                                                                                   --------------   --------------

LONG-TERM NOTES PAYABLE                                                                 4,883,246        4,690,758
                                                                                   --------------   --------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS                                                      23,160           41,893
                                                                                   --------------   --------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                                                         121,765
                                                                                   --------------   --------------
REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                                     9,194,141        8,531,941
                                                                                   --------------   --------------

STOCKHOLDERS' EQUITY:

  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized;
    6,043,469 shares issued and outstanding                                                60,435           60,435
  Additional paid-in-capital                                                           55,107,132       55,092,132
  Accumulated deficit                                                                 (54,171,443)     (53,987,204)
                                                                                   --------------   --------------
      Total stockholders' equity                                                          996,124        1,165,363
                                                                                   --------------   --------------
TOTAL                                                                              $   24,944,739   $   19,199,441
                                                                                   ==============   ==============

See accompanying notes to unaudited consolidated financial statements

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
REVENUES:
  Sales and services                            $ 11,925,533    $  8,006,559    $ 30,106,924    $ 20,477,549
  Other                                               93,376          54,335         445,801         153,796
                                                ------------    ------------    ------------    ------------

      Total revenues                              12,018,909       8,060,894      30,552,725      20,631,345
                                                ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales and services                       9,349,454       5,976,167      22,981,143      15,145,017
  General and administrative                       1,435,271       1,366,877       4,692,720       4,180,372
  Selling, marketing and service                     404,229         383,175       1,078,842       1,105,807
  Depreciation and amortization                      171,214         154,124         518,453         486,344
  Research and development                           180,523         137,290         471,328         411,798
  Interest, finance charges and other                 61,713          49,418         210,513         136,345
  Nonrecurring charges                                     -               -               -         257,504
                                                ------------    ------------    ------------    ------------

      Total costs and expenses                    11,602,404       8,067,051      29,952,999      21,723,187
                                                ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                              416,505          (6,157)        599,726      (1,091,842)

MINORITY INTEREST                                    (59,304)              -        (121,765)              -

INCOME TAXES                                               -               -               -               -
                                                ------------    ------------    ------------    ------------

NET  INCOME (LOSS)                                   357,201          (6,157)        477,961      (1,091,842)

PREFERRED STOCK
  DEEMED DISTRIBUTION                               (224,314)       (207,549)       (662,200)       (613,014)
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                        $    132,887    $   (213,706)   $   (184,239)   $ (1,704,856)
                                                ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
   BASIC                                        $       0.02    $      (0.04)   $      (0.03)   $      (0.28)
                                                ============    ============    ============    ============
   DILUTED                                      $       0.02    $      (0.04)   $      (0.03)   $      (0.28)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
   BASIC                                           6,043,469       6,077,764       6,043,469       6,077,764
                                                ============    ============    ============    ============
   DILUTED                                         6,053,018       6,077,764       6,043,469       6,077,764
                                                ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                        2003             2002
                                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $      477,961   $   (1,091,842)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                       518,453          486,344
      Minority interest in subsidiary                                                     136,765
      Loss on disposal of property, plant and equipment                                     3,622            7,665
      Equity in income of unconsolidated affiliate                                       (328,340)          (7,437)
  Changes in operating assets and liabilities:
      Trade receivables, net                                                           (3,653,529)      (1,156,059)
      Inventories                                                                        (862,405)          87,771
      Other current assets                                                               (159,824)        (430,794)
      Other noncurrent assets                                                             (15,000)         262,138
      Accounts payable                                                                    853,174          994,328
      Accrued and other liabilities                                                     3,794,828          742,374
                                                                                   --------------   --------------
      Net cash provided by (used in) operating activities                                 765,705         (105,512)
                                                                                   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software purchases or development                                            (2,000)          (5,845)
  Purchases of property, plant and equipment                                             (253,361)        (148,908)
  Distributions from unconsolidated affiliate                                             271,594           70,311
  Proceeds from sale of property, plant and equipment                                                        1,500
                                                                                   --------------   --------------
      Net cash provided by (used in) investing activities                                  16,233          (82,942)
                                                                                   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                        539,158          112,309
  Proceeds from equipment loan                                                             30,169
  Payments on equipment loans                                                             (49,346)
  Payments on mortgage loan and capital lease obligations                                 (37,411)          (5,739)
                                                                                   --------------   --------------
      Net cash provided by financing activities                                           482,570          106,570
                                                                                   --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,264,508          (81,884)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                     884,843          696,076
                                                                                   --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    2,149,351   $      614,192
                                                                                   ==============   ==============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               As of September 30, 2003 and December 31, 2002 and
     For the Three and Nine Month Periods Ended September 30, 2003 and 2002

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

         There was no minority interest in losses of MCM during the nine months ended September 30, 2003, because the minority interest shareholders losses are limited to their capital contributions and accumulated earnings, which was $0 at September 30, 2003.

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

         The Company recognized compensation expense in the amount of $15,000 during the first quarter of 2003 upon the issuance of shares of PowerSecure to its employee shareholders based on the estimated fair value of the shares on the date of issuance, net of amounts owed by PowerSecure to the Company. The minority interest in the income of PowerSecure for the three and nine month periods ended September 30, 2003, was $59,304 and $121,765, respectively, and is included as a separate line-item in the consolidated statements of operations.

         STOCK BASED COMPENSATION - The Company has three stock-based employee and director compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company does not recognize compensation cost for stock option grants to employees and directors, as all options granted under those plans have exercise prices equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 for the three and nine month periods ended September 30, 2003 and 2002:

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
Net income (loss) applicable to common
   shareholders - as reported                   $    132,887    $   (213,706)   $   (184,239)   $ (1,704,856)
Deduct total stock-based employee
   compensation expense determined
   under fair value based method                     (72,718)              -        (113,416)        (34,837)
                                                ------------    ------------    ------------    ------------
Net income (loss) applicable to common
   shareholders - pro forma                     $     60,169    $   (213,706)   $   (297,655)   $ (1,739,693)
                                                ============    ============    ============    ============

Income (loss) per basic and
   diluted Common Share:
        As reported                             $       0.02    $      (0.04)   $      (0.03)   $      (0.28)
                                                ============    ============    ============    ============
        Pro forma                               $       0.01    $      (0.04)   $      (0.05)   $      (0.29)
                                                ============    ============    ============    ============

         The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for stock option grants during the periods ended September 30, 2003 and 2002: a stock price volatility of 107% and 105%, respectively; risk-free interest rate of 3.50% per year; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

         INCOME (LOSS) PER SHARE - The Company's net income (loss) per share is computed based on the net income (loss) applicable to common shareholders and the weighted average number of shares of common stock outstanding during the periods presented. The Company's net income (loss) applicable to common shareholders is the same for purposes of computing both basic and diluted per share amounts for all periods presented. The following is a reconciliation of basic and diluted weighted average common shares outstanding:


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
Weighted average common shares
   outstanding--basic                              6,043,469       6,077,764       6,043,469       6,077,764
Add:  Assumed conversion of dilutive
   stock options outstanding                           9,549               -               -               -
                                                ------------    ------------    ------------    ------------
Weighted average common shares
   outstanding--diluted                            6,053,018       6,077,764       6,043,469       6,077,764
                                                ============    ============    ============    ============

         The assumed conversion of "out-of-the-money" stock options, convertible preferred stock and warrants has been excluded from weighted average shares because the effect would be anti-dilutive.

         RECLASSIFICATION - Certain 2002 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net income (loss) or stockholders' equity.

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 2003 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 2003 and September 30, 2002.

2.       COMPREHENSIVE INCOME (LOSS)

         The Company's comprehensive income for the nine months ended September 30, 2003 was $477,961, the same as its net income for the period. The Company's comprehensive loss for the nine months ended September 30, 2002 was $1,065,182, which included foreign currency translation adjustments related to its Metretek Europe operations that were terminated during 2002.

3.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         During 1998, the Company decided to discontinue the operations of MGT, a wholly owned subsidiary of the Company. MGT had been formed by the Company in 1991 to acquire or finance the acquisition of natural gas assets through privately financed programs, and then to manage and maintain a small ownership interest in those programs. Between 1992 and 1998, MGT formed and invested in three such programs. The decision to discontinue MGT was based on the declining prospects of MGT's markets and to enable the Company to focus on its other operations. As part of the discontinuation of MGT, one of the programs in which MGT participated was liquidated and MGT sold one-third of its interests in each of the two other programs. Subsequently, MGT wrote-off the balance of its remaining investment in one of the programs, and its equity interest in the last program was offered for sale. At December 31, 2002, the balance of the remaining net assets of MGT was $561,747. For a variety of reasons, including the Class Action Litigation described in Note 5, the Company was unable to complete the disposition of the remaining net assets of MGT as it had originally planned.

         During the third quarter of 2003, the Company determined that retaining and potentially expanding its equity interest in the last program would be a more economically viable alternative to disposing its equity interest. Accordingly, management has decided to retain MGT's investment in the remaining program and evaluate opportunities to expand its existing investment.

         As a result of this decision, the remaining net assets of MGT have been reclassified from other assets to its various components in the accompanying balance sheets at September 30, 2003 and December 31, 2002, as follows:

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                 2003            2002
                                                            --------------   --------------
Assets:
  Other receivables                                         $       52,689   $       43,611
  Investment in unconsolidated affiliate                           611,206          554,460
                                                            --------------   --------------
      Total                                                 $      663,895   $      598,071
                                                            ==============   ==============
Liabilities:
  Accounts payable                                          $       19,779   $       20,290
  Accrued and other liabilities                                     17,563           16,034
                                                            --------------   --------------
      Total                                                 $       37,342   $       36,324
                                                            ==============   ==============

         MGT utilizes the equity method to account for its investment in unconsolidated affiliate. MGT's revenues, consisting of equity earnings and management and administrative fees, included in other revenues for the nine months ended September 30, 2003 and 2002 was $450,784 and $149,000, respectively. MGT's costs, consisting of costs associated with managing the unconsolidated affiliate and other legal and administrative costs, included in general and administrative expenses for the nine months ended September 30, 2003 and 2002 was $213,455 and $149,000, respectively.

4.       DEBT

         LINES OF CREDIT - In September 2003, the Company restructured its existing $3,000,000 Credit Facility with Wells Fargo Business Credit, Inc. ("Wells Fargo") by:

      - adding PowerSecure as an additional borrower under the Credit Facility through a Credit and Security Agreement (the "PowerSecure Credit Agreement") between Wells Fargo and PowerSecure, which added certain eligible accounts receivable of PowerSecure to the borrowing base of the Credit Facility; and

     - amending the Southern Flow Credit Agreement and the Metretek Florida Credit Agreement to extend the maturity dates thereof to September 30, 2006, and to make certain other changes discussed below.

         The $3,000,000 maximum borrowing capacity under the Credit Facility was not changed in the Credit Facility restructuring, although the additional assets of PowerSecure included in the borrowing base are intended to facilitate increased borrowing capacity, up to the maximum limit.

         The obligations of PowerSecure under the PowerSecure Credit Agreement have been guaranteed by the Company, Southern Flow, Metretek Florida and MCM (collectively, the "Guarantors"). These guarantees have been secured by a guaranty agreement and a security agreement ("Security Agreement") entered into by each of the Guarantors, along with a subordination agreement entered into by the Company. The Security Agreements grant to Wells Fargo a first priority security interest in virtually all of the assets of each of the Guarantors. The PowerSecure Credit Facility is further secured by a first priority security interest in virtually all of the assets of PowerSecure.

         The PowerSecure Credit Agreement contains financial covenants by PowerSecure to maintain a minimum tangible net worth and minimum net income levels and maximum capital expenditures. The PowerSecure Credit Agreement contains other standard covenants related to PowerSecure's operations, including prohibitions on the payment of dividends, the sale of assets and other corporate transactions by PowerSecure, without the Lender's consent. PowerSecure is permitted to advance funds under the PowerSecure Credit Agreement to the Guarantors, provided that after making such advances the Credit Facility availability is not less than $100,000 and that total advances to the Guarantors do not exceed $800,000 during 2003.

         Borrowings under the aggregate Credit Agreement are limited to a borrowing base equal to between 80% and 85% of eligible accounts receivable, 65% of Southern Flow's eligible unbilled accounts receivable, and 20% of Southern Flow's eligible inventory. At September 30, 2003, the Company had an aggregate borrowing base of $3,000,000 under the Credit Facility, of which $2,010,000 had been borrowed, leaving $990,000 available to borrow.

         In connection with the restructuring of the Credit Facility, Southern Flow and Metretek Florida each amended their respective Credit and Security Agreements with Wells Fargo to extend the maturity dates thereof until September 30, 2006 and to work in conformity with the PowerSecure Credit Agreement. In addition, the Metretek Florida Credit and Security Agreement was amended to modify and reduce the financial covenants of Metretek Florida related to minimum tangible net worth and minimum net income.

         The Credit Facility, which constitutes the Company's primary credit agreement, has been used and is expected to continue to be used primarily to fund the operations and growth of the Company's subsidiaries, especially PowerSecure and MCM.

5.         COMMITMENTS AND CONTINGENCIES

           CLASS ACTION LITIGATION - In January 2001, Douglas W. Heins, individually and on behalf of a class of other persons similarly situated (the "Class Action Plaintiff"), filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), an energy program managed by the Company's subsidiary Marcum Gas Transmission, Inc. ("MGT"), and certain affiliates, officers and employees of the Company and MGT (the foregoing, collectively, the "Metretek Defendants"), as well as against Farstad Gas & Oil, LLC, Farstad Oil, Inc., and Jeff Farstad (collectively, the "Farstad Defendants").

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

         On March 28, 2003, Gulf filed an interpleader complaint against the Metretek Defendants, the Farstad Defendants and the Class Action Plaintiff (the "Interpleader Complaint") in the District Court, City and Country of Denver, Colorado, seeking a determination by the court as to the proper beneficiaries of the Policy, and concurrently filed a motion to deposit the remaining amount payable under the Policy into the registry of the court. The Interpleader Complaint is in front of the same judge in the Denver Court as the Class Action. On April 18, 2003, the Denver Court granted Gulf's motion to deposit the remaining insurance proceeds into the registry of the court. The Metretek Defendants filed their answer to the Interpleader Complaint asking the Denver Court to utilize the remainder of the insurance proceeds to fund, in part, the Heins Settlement. The Farstad Defendants filed their answer to the Interpleader Complaint and asserted counterclaims against Gulf, objecting to Gulf's use of the remaining limits of the Policy to fund the proposed Heins Settlement. The Class Action Plaintiff also filed its answer to the Interpleader Complaint, indicating no objection to Gulf utilizing the proceeds of the Policy to fund, in part, the Heins Settlement. On August 4, 2003, Gulf filed an unopposed motion to file an amended Interpleader Complaint (the "Amended Interpleader Complaint"). The Amended Interpleader Complaint is similar to the original Interpleader Complaint, but also includes allegations on the same issues raised by the Farstad Defendants in their counterclaims. In August 2003, all Defendants filed answers to the Amended Interpleader Complaint similar to their answers to the original Interpleader Complaint, but the Farstad Defendants did not reassert their counterclaims.

         As of November 4, 2003, no date has been set for the preliminary approval hearing on the Heins Settlement.

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

6.       SEGMENT INFORMATION

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

         The operations of the Company's distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2003, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                 --------------------    --------------------
                                   2003        2002        2003        2002
                                 --------    --------    --------    --------
REVENUES:
   Southern Flow                 $  2,923    $  2,986    $  8,746    $  9,342
   PowerSecure                      6,161       3,326      13,583       6,480
   Metretek Florida                 2,841       1,695       7,778       4,656
   Other                               94          54         446         154
                                 --------    --------    --------    --------
        Total                    $ 12,019    $  8,061    $ 30,553    $ 20,632
                                 ========    ========    ========    ========

SEGMENT PROFIT (LOSS):
   Southern Flow                 $    378    $    428    $  1,018    $  1,559
   PowerSecure                        408         217         871        (226)
   Metretek Florida                   (74)       (180)         30        (693)
   Other                             (295)       (471)     (1,319)     (1,732)
                                 --------    --------    --------    --------
        Total                    $    417    $     (6)   $    600    $ (1,092)
                                 ========    ========    ========    ========

CAPITAL EXPENDITURES:
   Southern Flow                 $     61    $     29    $    100    $     87
   PowerSecure                         37                     111          16
   Metretek Florida                     6          18          40          41
   Other                                                        4          11
                                 --------    --------    --------    --------
        Total                    $    104    $     47    $    255    $    155
                                 ========    ========    ========    ========

DEPRECIATION AND AMORTIZATION:
   Southern Flow                 $     32    $     32    $     97    $    103
   PowerSecure                         17          12          46          35
   Metretek Florida                   117         104         359         331
   Other                                5           6          16          17
                                 --------    --------    --------    --------
        Total                    $    171    $    154    $    518    $    486
                                 ========    ========    ========    ========

                                                             September 30,
                                                           2003        2002
                                                         --------    --------
TOTAL ASSETS:
   Southern Flow                                         $  9,473    $  9,395
   PowerSecure                                              7,729       4,143
   Metretek Florida                                         6,981       6,345
   Other                                                      762       1,162
                                                         --------    --------
        Total                                            $ 24,945    $ 21,045
                                                         ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the three and nine month periods ended September 30, 2003 (referred to herein as the "third quarter 2003" and "nine month period 2003", respectively) and for the three and nine month periods ended September 30, 2002 (referred to herein as the "third quarter 2002" and "nine month period 2002", respectively) and of our financial condition as of September 30, 2003 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

                          Three Months Ended      Nine Months Ended
                            September 30,           September 30,
                         --------------------    --------------------
                           2003        2002        2003        2002
                         --------    --------    --------    --------
                             (all amounts reported in thousands)
REVENUES:
   Southern Flow         $  2,923    $  2,986    $  8,746    $  9,342
   PowerSecure              6,161       3,326      13,583       6,480
   Metretek Florida         2,841       1,695       7,778       4,656
   Other                       94          54         446         154
                         --------    --------    --------    --------
        Total            $ 12,019    $  8,061    $ 30,553    $ 20,632
                         ========    ========    ========    ========

GROSS PROFIT:
   Southern Flow         $    738    $    785    $  2,079    $  2,598
   PowerSecure              1,268         755       3,104       1,312
   Metretek Florida           570         490       1,943       1,422
                         --------    --------    --------    --------
        Total            $  2,576    $  2,030    $  7,126    $  5,332
                         ========    ========    ========    ========

SEGMENT PROFIT (LOSS):
   Southern Flow         $    378    $    428    $  1,018    $  1,559
   PowerSecure                408         217         871        (226)
   Metretek Florida           (74)       (180)         30        (693)
   Other                     (295)       (471)     (1,319)     (1,732)
                         --------    --------    --------    --------
        Total            $    417    $     (6)   $    600    $ (1,092)
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

         The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation service packages directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2003, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the third quarter 2003 increased $3,958,000, or 49%, compared to the third quarter 2002. The increase was due to an increase in revenues by PowerSecure and by Metretek Florida, partially offset by a small decrease in revenues by Southern Flow. PowerSecure's revenues increased $2,835,000, or 85%, during the third quarter 2003 compared to the third quarter 2002. The increase in PowerSecure's revenues was due to both a significant increase in the number of PowerSecure's completed and in-process projects during the third quarter 2003 compared to the third quarter 2002, together with the positive effects on revenues of an increase in size of PowerSecure's projects during the third quarter 2003 compared to the third quarter 2002. PowerSecure had 22 projects completed or in process during the third quarter 2003 compared to 17 projects completed or in process during the third quarter 2002. In addition, PowerSecure's average revenue per project for completed and in-process projects was $276,000 during the third quarter 2003 compared to $194,000 during the third quarter 2002. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Metretek Florida's revenues increased $1,146,000, or 68%, during the third quarter 2003 compared to the third quarter 2002, consisting of an increase in domestic sales of $991,000, together with an increase in international sales of $155,000. The increase in Metretek Florida's domestic sales was due to an increase of $968,000 in sales of field devices, data collection software products, and communications solutions products, combined with a $23,000 increase in its circuit board contract manufacturing sales. The increase in domestic sales of field devices, data collection software products, and communications solutions products was attributable primarily to final shipments on a significant order from Public Service Electric and Gas

(PSE&G) of New Jersey, approximately one-third of which was shipped during the third quarter 2003. Southern Flow's revenues decreased $63,000, or 2% during the third quarter 2003, compared to the third quarter 2002, primarily due to decreases in chart processing services and on-site field services. These decreases were partially offset by increases in equipment sales and laboratory analysis services. We believe that the overall decrease in Southern Flow's revenues was attributable to cutbacks by some customers concerned about future oil price volatility due to the on-going situation in Iraq.

         Costs and Expenses. Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the third quarter 2003 increased $3,373,000, or 56%, compared to the third quarter 2002, attributable almost entirely to increased sales activity at PowerSecure and at Metretek Florida. PowerSecure's costs of sales and services for the third quarter 2003 increased $2,323,000, or 90%, compared to the third quarter 2002. The increase in PowerSecure's costs of sales and services was primarily a direct result of the 85% increase in PowerSecure's revenues. PowerSecure's gross profit margin was 20.6% for the third quarter 2003 compared to 22.7% for the third quarter 2002, which is within the range of normal operating fluctuations for PowerSecure. Metretek Florida's costs of sales and services for the third quarter 2003 increased $1,067,000, or 89%, compared to the third quarter 2002. The increase in Metretek Florida's costs of sales and services was primarily a direct result of the 68% increase in Metretek Florida's revenues. Metretek Florida's overall gross profit margin decreased to 20.0% for the third quarter 2003, compared to 28.9% for the third quarter 2002. The primary reason for the decrease in Metretek Florida's gross profit margin was greater than normal materials costs related to its field devices, data collection software products, and communications solutions products. Southern Flow's costs of sales and services for the third quarter 2003 decreased $17,000, or less than 1%, compared to the third quarter 2002. The slight decrease in Southern Flow's costs of sales and services was due primarily to the 2% decrease in Southern Flow's revenues. Southern Flow's gross profit margin decreased to 25.3% for the third quarter 2003 compared to 26.3% for the third quarter 2002, which is within the range of normal operating fluctuations for Southern Flow.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the third quarter 2003 increased $68,000, or 5%, compared to the third quarter 2002, due to increased personnel and related overhead costs associated with the continued development of the business of PowerSecure together with increased personnel and related overhead costs at Metretek Florida during the third quarter 2003 compared to the third quarter 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the third quarter 2003 increased $21,000, or 5%, compared to the third quarter 2002. The increase in selling, marketing and service expenses is due to the partially offsetting effects of the following: increased personnel, commission costs, and business development expenses associated with the continued development of the business of PowerSecure; and reduced personnel and marketing costs at Metretek Florida during the third quarter 2003 compared to the third quarter 2002.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Depreciation and amortization expenses for the third quarter 2003 increased $17,000, or 11%, compared to the third quarter 2002. The increase in depreciation and amortization expense primarily reflects additional depreciation of equipment at Metretek Florida and PowerSecure during the third quarter 2003 compared to the third quarter 2002.

         Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the third quarter 2003 increased $43,000, or 31%, compared to the third quarter 2002. The increase in research and development expenses primarily reflects the reallocation of certain personnel and associated costs at Metretek Florida during the third quarter 2003 compared to the third quarter 2002.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the third quarter 2003 increased $12,000, or 25%, compared to the third quarter 2002. The increase reflects higher bank finance charges and interest on borrowings related to Metretek Florida's line of credit and interest costs related to an equipment loan in the third quarter 2003. The Metretek Florida line of credit commenced in September 2002 and the equipment loan commenced in the fourth quarter 2002.

NINE MONTH PERIOD 2003 COMPARED TO NINE MONTH PERIOD 2002

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the nine month period 2003 increased $9,921,000, or 48%, compared to the nine month period 2002. The increase was due to increases in revenues by PowerSecure and by Metretek Florida, partially offset by a decrease in revenues by Southern Flow. PowerSecure's revenues increased $7,103,000, or 110%, during the nine month period 2003 compared to the nine month period 2002. The increase in PowerSecure's revenues was due to a significant increase in the number of PowerSecure's completed and in-process projects during the nine month period 2003 compared to the nine month period 2002. PowerSecure had 48 projects completed or in process during the nine month period 2003 compared to 23 projects completed or in process during the nine month period 2002. PowerSecure's average revenue per project for completed and in-process projects was $279,000 during the nine month period 2003 compared to $278,000 during the nine month period 2002. In addition, PowerSecure's revenues during the nine month period 2003 included $114,000 of professional service revenue compared to $45,000 of professional service revenue during the nine month period 2002. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Metretek Florida's revenues increased $3,122,000, or 67%, during the nine month period 2003 compared to the nine month period 2002, consisting of an increase in domestic sales of $2,954,000, together with a slight increase in international sales of $168,000. The increase in Metretek Florida's domestic sales was due to an increase of $2,106,000 in sales of field devices, data collection software products, and communications solutions products, combined with an $848,000 increase in its contract manufacturing sales. The increase in domestic sales of field devices, data collection software products, and communications solutions products was attributable primarily to shipments on a significant order from Public Service Electric and Gas (PSE&G) of New Jersey. The increase in domestic circuit board contract manufacturing sales was attributable primarily to the initial shipments on a significant multi-year contract to build electronic assemblies for a large domestic furniture manufacturer. Southern Flow's revenues decreased $596,000, or 6% during the nine month period 2003, compared to the nine month period 2002, primarily due to a decrease in chart processing services, on-site field services, equipment sales, and laboratory analysis services. We believe that the decrease in Southern Flow's revenues was attributable to (i) cutbacks by some customers concerned about future oil price volatility due to the on-going situation in Iraq; and (ii) Gulf Coast weather incidents that reduced Southern Flow's opportunities to provide on-site field services to its customers.

         Costs and Expenses. Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. Cost of sales and services for the nine month period 2003 increased $7,836,000, or 52%, compared to the nine month period 2002, attributable almost entirely to increased sales activity at PowerSecure and at Metretek Florida. PowerSecure's costs of sales and services for the nine month period 2003 increased $5,311,000, or 103%, compared to the nine month period 2002. The increase in PowerSecure's costs of sales and services was primarily a direct result of the 110% increase in PowerSecure's revenues. PowerSecure's gross profit margin was 22.8% for the nine month period 2003 compared to 20.2% for the nine month period 2002, which is within the range of normal operating fluctuations for PowerSecure. Metretek Florida's costs of sales and services for the nine month period 2003 increased $2,602,000, or 80%, compared to the nine month period 2002. The increase in Metretek Florida's costs of sales and services was primarily a direct result of the 67% increase in Metretek Florida's revenues. Metretek Florida's overall gross profit margin decreased to 25.0% for the nine month period 2003, compared to 30.6% for the nine month period 2002. The primary causes of this decrease in Metretek Florida's gross profit margin was (i) the ramping up of production and overhead costs at MCM in anticipation of future growth; (ii) lower margins earned on MCM's contract manufacturing products which comprised a greater percentage of Metretek Florida's total sales in the nine month period 2003 compared to the nine month period 2002; and (iii) greater than normal materials costs related to its field devices, data collection software products, and communications solutions products. Southern Flow's costs of sales and services for the nine month period 2003 decreased $77,000, or 1%, compared to the nine month period 2002. The slight decrease in Southern Flow's costs of sales and services despite an overall 6% decrease in Southern Flow's revenues was due to the cost structure of Southern Flow's service operations which remains generally fixed, over short periods, relative to fluctuations in its service related revenues. As a result, Southern Flow's gross profit margin after costs of sales and services decreased to 23.8% for the nine month period 2003 compared to 27.8% for the nine month period 2002.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. General and administrative expenses for the nine month period 2003 increased $512,000, or 12%, compared to the nine month period 2002, due to substantial increases in personnel and related overhead costs associated with the continued development of the business of PowerSecure together with smaller increases in personnel and related overhead costs Metretek Florida and at Southern Flow during the nine month period 2003 compared to the nine month period 2002.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. Selling, marketing and service expenses for the nine month period 2003 decreased $27,000, or 2%, compared to the nine month period 2002. The decrease in selling, marketing and service expenses is due to the partially offsetting effects of the following: reduced personnel and marketing costs at Metretek Florida; and increased personnel, commission costs, and business development expenses associated with the continued development of the business of PowerSecure during the nine month period 2003 compared to the nine month period 2002.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Depreciation and amortization expenses for the nine month period 2003 increased $32,000, or 7%, compared to the nine month period 2002. The increase in depreciation and amortization expense primarily reflects additional depreciation of equipment at Metretek Florida and PowerSecure during the nine month period 2003 compared to the nine month period 2002.

         Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, personnel and related overhead costs for product and service development, enhancements, upgrades, testing, and quality assurance. Research and development expenses for the nine month period 2003 increased $60,000, or 15%, compared to the nine month period 2002. The increase in research and development expenses primarily reflects the reallocation of certain personnel and associated costs at Metretek Florida during the nine month period 2003 compared to the nine month period 2002.

         Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. Interest, finance charges and other expenses for the nine month period 2003 increased $74,000, or 54%, compared to the nine month period 2002. The increase reflects higher bank finance charges and interest on borrowings related to Metretek Florida's line of credit and interest costs related to an equipment loan in the nine month period 2003. The Metretek Florida line of credit commenced in September 2002 and the equipment loan commenced in the fourth quarter 2002.

         Nonrecurring charges of $258,000 for the nine month period 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid to former Metretek Florida management personnel. There were no similar nonrecurring charges in the nine month period 2003.

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

     - the timing, pricing and market acceptance of our new products and services such as Metretek Florida's InvisiConnect product;

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

         PowerSecure has a limited operating history, and we expect the revenues, costs, gross margins, cash flow, net income and other operating results of PowerSecure to vary from quarter-to-quarter for a number of reasons, including the factors mentioned above. PowerSecure's revenues depend in large part upon the timing and the size of projects being awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through September 30, 2003, the majority of PowerSecure's revenues constituted non-recurring revenues, but a greater proportion of PowerSecure's revenues will be from recurring sources in future years if PowerSecure is able to successfully develop and market its "company-owned" business platform and if PowerSecure is able to continue to successfully market its professional services.

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

         In addition, we anticipate that PowerSecure may require significant capital in the future, to the extent that PowerSecure pursues development of significant "company-owned" projects.

         Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of September 30, 2003, we had working capital of $5,081,000, including $2,149,000 in cash and cash equivalents, compared to working capital of $4,097,000 on December 31, 2002, which included $885,000 in cash and cash equivalents.

         Net cash provided by operating activities was $766,000 in the nine month period 2003, consisting of approximately $808,000 of cash provided by operations, before changes in assets and liabilities, and approximately $42,000 of cash used by changes in working capital and other asset and liability accounts. This compares to net cash used in operating activities of $106,000 in the nine month period 2002, consisting of approximately $605,000 of cash used in operations, before changes in assets and liabilities, and approximately $499,000 of cash provided by changes in working capital and other asset and liability accounts.

         Net cash provided by investing activities was $16,000 in the nine month period 2003, as compared to cash used in investing activities of $83,000 in the nine month period 2002. The net cash provided by investing activities during the nine month period 2003 was attributable to distributions from MGT's unconsolidated affiliate which was partially offset by the purchase of equipment primarily at PowerSecure and Southern Flow. The net cash used by investing activities during the nine month period 2002 was attributable to the purchase of equipment primarily at Southern Flow and Metretek Florida which was partially offset by distributions from MGT's unconsolidated affiliate.

         Net cash provided by financing activities was $483,000 in the nine month period 2003, compared to net cash provided by financing activities of $107,000 in the nine month period 2002. The net cash provided by financing activities during the nine month period 2003 represented net borrowings on our line of credit and proceeds from an equipment loan which were partially offset by payments on our equipment loans and payments on our capital lease obligations and a mortgage loan. The net cash provided by financing activities during the nine month period 2002 represented initial net borrowings on Metretek Florida's line of credit offset, in part, by net payments on Southern Flow's line of credit and payments on our mortgage loan.

         During the remainder of 2003, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $471,000 during the nine month period 2003. We anticipate that our research and development expenses in fiscal 2003 will total approximately $663,000, virtually all of which will be directed to Metretek Florida's business and the development of its new M2M (Machine-to-Machine) communication products such as InvisiConnect and DCM100.

         Our capital expenditures in the nine month period 2003 were approximately $255,000. We anticipate capital expenditures in fiscal 2003 of approximately $400,000 which will benefit all of our key subsidiaries. In addition, any increase in activities related to the development of PowerSecure's "company-owned" program business could entail significant additional capital expenditures, which would require and depend upon us raising substantial additional capital. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

         Working Capital Credit Facility. In September 2003, we restructured our existing $3,000,000 working capital Credit Facility with Wells Fargo by:

          - adding PowerSecure as an additional borrower under the Credit Facility through a Credit and Security Agreement between Wells Fargo and PowerSecure, which added certain eligible accounts receivable of PowerSecure to the borrowing base of the Credit Facility; and

          - amending the Southern Flow Credit Agreement and the Metretek Florida Credit Agreement to extend the maturity dates thereof to September 30, 2006, and to make certain other changes discussed below.

         The $3,000,000 maximum borrowing capacity under the Credit Facility was not changed in the Credit Facility restructuring, although the additional assets of PowerSecure included in the borrowing base are intended to facilitate increased borrowing capacity, up to the maximum limit.

         The obligations of PowerSecure under the PowerSecure Credit Agreement have been guaranteed by Metretek Technologies, Southern Flow, Metretek Florida and MCM. These guarantees have been secured by a guaranty agreement and a security agreement entered into by each of the Guarantors, along with a subordination agreement entered into by Metretek Technologies. The Security Agreements grant to Wells Fargo a first priority security interest in virtually all of the assets of each of the Guarantors. The PowerSecure Credit Facility is further secured by a first priority security interest in virtually all of the assets of PowerSecure.

         The PowerSecure Credit Agreement contains financial covenants by PowerSecure to maintain a minimum tangible net worth and minimum net income levels and maximum capital expenditures. The PowerSecure Credit Agreement contains other standard covenants related to PowerSecure's operations, including prohibitions on the payment of dividends, the sale of assets and other corporate transactions by PowerSecure, without the Lender's consent. PowerSecure is permitted to advance funds under the PowerSecure Credit Agreement to the Guarantors, provided that after making such advances the Credit Facility availability is not less than $100,000 and that total advances to the Guarantors do not exceed $800,000 during 2003.

         Borrowings under the aggregate Credit Agreement are limited to a borrowing base equal to between 80% and 85% of eligible accounts receivable, 65% of Southern Flow's eligible unbilled accounts receivable, and 20% of Southern Flow's eligible inventory. At September 30, 2003, we had an aggregate borrowing base of $3,000,000 under the Credit Facility, of which $2,010,000 had been borrowed, leaving $990,000 available to borrow.

         In connection with the restructuring of the Credit Facility, Southern Flow and Metretek Florida each amended their respective Credit and Security Agreements with Wells Fargo to extend the maturity dates thereof until September 30, 2006 and to work in conformity with the PowerSecure Credit Agreement. In addition, the Metretek Florida Credit and Security Agreement was amended to modify and reduce the financial covenants of Metretek Florida related to minimum tangible net worth and minimum net income.

         The Credit Facility, which constitutes our primary credit agreement, has been used and is expected to continue to be used primarily to fund the operations and growth of our subsidiaries, especially PowerSecure and MCM. While the Credit Facility will restrict our ability to sell or finance our subsidiaries without the consent of Wells Fargo, in the event that we are able to secure debt or equity financing for a subsidiary that is a guarantor or the sale or merger of such subsidiary and such subsidiary repays all advances made to it by Southern Flow, Metretek Florida, or PowerSecure, as applicable, then Wells Fargo has agreed to terminate the applicable restrictions in the Credit Facility relating to such subsidiary as a Guarantor.

         Heins Stipulation. On March 27, 2003, we filed the Heins Stipulation, which contains the terms and conditions of the Heins Settlement that is intended to fully resolve all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of at least $2,375,000 from the proceeds of our directors' and officers' insurance policy. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then we will pay $2.75 million into the Heins Settlement Fund, of which no less than $2,375,000 must come from the proceeds of our insurance policy. In addition, we will issue the Heins Settlement Note, a note payable to the Settlement Fund in the amount of $3.0 million. The Heins Settlement Note would bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, commencing six months after the effective date of the Heins Settlement. The Heins Settlement Note would be guaranteed by the 1997 Trust and all of our subsidiaries. The Heins Stipulation requires us to commence our payment obligations thereunder pursuant to an escrow arrangement after the Denver Court issues its final judgment and order approving the Heins Stipulation, but before all appeals, if any, on that judgment and order have been concluded. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as we and the Class Action Plaintiff agree, then the escrowed funds will be returned to us. This litigation and proposed settlement are more fully discussed, and the capitalized terms used in this paragraph are defined, in "Part I, Item 1 - Note 5 to the Notes to Unaudited Consolidated Financial Statements." The loss resulting from the amounts due on the Heins Settlement, other than interest on the Heins Settlement Note, was recorded in fiscal 2002.

         Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. In addition, we are obligated to make future payments under the Credit Facility and a mortgage loan, and to redeem our Series B Preferred Stock in December 2004. Moreover, if the Heins Stipulation becomes effective, we will be required to make certain payments under its terms. The following table sets forth our contractual obligations and commercial commitments as of September 30, 2003:

                                                          PAYMENTS DUE BY PERIOD (1)
                                    -----------------------------------------------------------------------
                                                    REMAINDER        YEARS          YEARS          AFTER
                                       TOTAL         OF 2003       2004-2005      2006-2007        2007
                                    -----------    -----------    -----------    -----------    -----------
CONTRACTUAL OBLIGATIONS
     Credit Facility (2)            $ 2,010,000    $         -    $         -    $ 2,010,000    $         -
     Capital Lease Obligations           59,000         13,000         46,000              -              -
     Operating Leases                 1,655,000        208,000      1,138,000        309,000              -
     Series B Preferred Stock (3)     9,194,000              -      9,194,000              -              -
     Heins Settlement (4)             3,375,000              -      1,500,000      1,500,000        375,000
     Other Long-Term
        Obligations                     456,000         24,000        204,000        228,000              -
                                    -----------    -----------    -----------    -----------    -----------

             Total                  $16,749,000    $   245,000    $12,082,000    $ 4,047,000    $   375,000
                                    -----------    -----------    -----------    -----------    -----------

------------------------

(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of September 30, 2003, not projected borrowings under the Credit Facility.

(3) Based upon accrued and unpaid dividends as of September 30, 2003.

(4) Assumes the Heins Settlement becomes effective in the first quarter 2004, but excludes interest on the Heins Settlement Note. We cannot provide any assurance as to whether the Heins Settlement will obtain final approval, or the timing of such approval. See "Part II, Item 1. Legal Proceedings".

         Off-Balance Sheet Arrangements. During the nine month period 2003, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

         For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

         - While we have reorganized our Metretek Florida business with the goal of making it cash flow positive, the operations of Metretek Florida, or its subsidiary MCM, may require us to fund future operating losses or costs of business expansion.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we currently have no variable interest entities, the adoption of FIN 46 did not have any effect on our consolidated financial position, results of operations or cash flows.

         In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any effect on our consolidated financial position, results of operations or cash flows.

         In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have any effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         When designing and evaluating controls and procedures, we make assumptions about the likelihood of future events. At the same time, we make judgments about the cost-benefit relationship of possible controls and procedures. We cannot assure that this design will succeed in achieving its stated goals under all potential future conditions. Similarly, we cannot assure that our evaluation of controls will detect all control issues or instances of fraud, if any.

         During the quarter ended September 30, 2003, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we are involved in disputes and legal proceedings. For a description of these legal proceedings, see Note 5 to our consolidated financial statements, "Commitments and Contingencies," which is contained in
Part I of this Report and incorporated herein by this reference.

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

         (b)      REPORTS ON FORM 8-K

                  We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003 and subsequent thereto:

       Date           Item No.                   Description
------------------    --------     --------------------------------------------
August 12, 2003        7, 12       Press release announcing financial
                                   results for second quarter 2003.

September 29, 2003     7, 9        Disclosed investment  materials to be
                                   presented to investment analysts and others.

October 3, 2003        5, 7        PowerSecure, Inc. Credit and Security
                                   Agreement with Wells Fargo Business
                                   Credit, Inc.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METRETEK TECHNOLOGIES, INC.

Date: November 10, 2003         By: /s/ W. Phillip Marcum
                                    --------------------------------------
                                    W. Phillip Marcum
                                    President and Chief Executive Officer

Date: November 10, 2003         By: /s/ A. Bradley Gabbard
                                    --------------------------------------
                                    A. Bradley Gabbard
                                    Executive Vice President
                                    and Chief Financial Officer