Form 10-K
period 2003-12-31
METRETEK TECHNOLOGIES INC
filed 2004-03-30
CIK 882154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

         (MARK ONE)

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               303 EAST SEVENTEENTH AVENUE, SUITE 660, DENVER, CO
       80203 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (303) 785-8080

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

         As of February 27, 2004, the aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant was approximately $14,210,108, based upon $2.95, the last sale price of the Common Stock on such date as reported on the OTC Bulletin Board.

         As of February 27, 2004, 6,149,421 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.............................................................       1

PART I
   Item 1.      Business   ......................................................................................       2
   Item 2.      Properties.......................................................................................      15
   Item 3.      Legal Proceedings................................................................................      15
   Item 4.      Submission of Matters to a Vote of Security Holders..............................................      17

PART II
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters............................      18
   Item 6.      Selected Financial Data .........................................................................      19
   Item 7.      Management's Discussion and Analysis of  Financial Condition and Results of Operation............      20
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ......................................      51
   Item 8.      Financial Statements and Supplementary Data......................................................      51
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............      51
   Item 9A.     Controls and Procedures..........................................................................      51

PART III
   Item 10.     Directors and Executive Officers of the Registrant...............................................      52
   Item 11.     Executive Compensation...........................................................................      56
   Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...      61
   Item 13.     Certain Relationships and Related Transactions...................................................      64
   Item 14.     Principal Accountant Fees and Services...........................................................      65

PART IV
   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................      66

SIGNATURES.......................................................................................................      72

INDEX TO FINANCIAL STATEMENTS....................................................................................     F-1

EXHIBIT INDEX....................................................................................................     X-1

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words "may", "could", "should", "would", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "forecast", "expect", "plan", "potential", "opportunity" and "scheduled", variations of such words, and other similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

         - our prospects, including our future revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

         - our products and services, market position, market share, growth and strategic relationships;

         -    our business plans, strategies, goals and objectives;

         - the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, available borrowings and other capital resources, to meet our future working capital, capital expenditure, debt service and business growth needs, including our ability to address the redemption requirements related to the Series B Preferred Stock;

         - the effects on our business, financial condition and results of operations of the resolution of pending or threatened litigation and claims;

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

         - our ability to successfully develop, operate and grow our new businesses; and

         -    future economic, business, market and regulatory conditions.

         Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in "Additional Factors That May Affect Our Business and Future Results" in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" below, as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission ("SEC"). Any forward-looking statements contained in this Report speak only as of the date of this Report, and any other forward-looking statements we make from time to time in the future speak only as of the date they are made. We do not intend, and we undertake no duty or obligation, to update or revise any forward-looking statement for any reason, whether as a result of changes in our expectations or the underlying assumptions, the receipt of new information, the occurrence of future or unanticipated events, circumstances or conditions or otherwise.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         Metretek Technologies, Inc., through its subsidiaries, is a diversified provider of energy technology measurement products, services and data management systems to industrial and commercial users and suppliers of natural gas and electricity. We currently conduct our operations through three subsidiaries:

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

         - Metretek, Incorporated ("Metretek Florida"), based in Melbourne, Florida, which provides data collection, telemetry and other types of machine to machine ("M2M") connectivity solutions for applications such as automatic meter reading ("AMR"), cathodic protection and other types of remote monitoring and collection applications. Metretek Contract Manufacturing Company, Inc. ("MCM"), a Melbourne, Florida based subsidiary of Metretek Florida, provides outsourced manufacturing services with a primary focus on printed circuit boards ("PCB"), mechanical and electrical assemblies.

         In this Report, references to "Metretek", "we", "us" and "our" refer to Metretek Technologies, Inc. together with its subsidiaries, and references to "Metretek Technologies" refer to Metretek Technologies, Inc. without its subsidiaries, unless we state otherwise or the context indicates otherwise.

         We were incorporated in Delaware on April 5, 1991 under the name "Marcum Natural Gas Services, Inc.," and we changed our name in June 1999 to "Metretek Technologies, Inc." Our principal executive offices are located at 303 East Seventeenth Street, Suite 660, Denver, Colorado 80203, and our telephone number at those offices is (303) 785-8080.

BUSINESS STRATEGY

         Our business strategy is to position ourself as an integrated provider of data management products, services and systems that enhance the availability of management information and services primarily to suppliers and users of energy. While our products, services and systems have historically been aimed primarily at the natural gas industry, we are focusing more of our current and future products, services and systems to other segments of the energy industry, especially the electricity industry, as well as to other industries that require data management services. The energy industry continues to experience fundamental regulatory and structural changes and significant new trends. Our strategy is to acquire, develop, operate and expand businesses that are positioned to take advantage of these changes and trends.

         In implementing our business strategy, we have acquired or formed the following important businesses:

         - In 1993, we acquired substantially all of the assets of the Southern Flow Companies division of Weatherford International Incorporated ("Weatherford").

         -    In 1994, we acquired Metretek Florida.

         - In 1997, we acquired Sigma VI, Inc. and Quality Control Manufacturing, Inc., two PCB contract manufacturing firms to support and expand Metretek Florida's operations.

         - In 1998, we acquired the electronic corrector business from American Meter Company ("American Meter") to further expand the product and service offerings of Metretek Florida.

         - In 2000, we formed PowerSecure to develop and operate our distributed generation business.

         - In 2001, we acquired Industrial Automation, Inc. ("Industrial Automation"), a process control and switchgear design and manufacturing firm, as part of PowerSecure's growth strategy.

         - In 2002, we formed MCM as a subsidiary of Metretek Florida to operate and expand our contract manufacturing business.

         - In 2003, we developed InvisiConnect((TM)), an M2M connection solution for wireless network technology, to enhance the product, service and technology offerings of Metretek Florida.

         While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this Report we have not entered into any binding agreement or commitment with respect to any material acquisition or disposition, except as otherwise set forth in the notes to our consolidated financial statements included herewith or elsewhere in this Report.

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

         Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Southern Flow's field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow's chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow also provides laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer's accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts, and derived approximately 21% of its annual revenues from its parts resale business in 2003. Southern Flow provides its services through nine division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

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

         Distributed Generation Background. The demand for distributed generation facilities offered by PowerSecure is driven primarily by two factors: the need for high quality and high reliability power, and the economics of energy pricing structures by utilities and other power suppliers. The need for power quality and reliability is driven directly by the needs of industrial and commercial end-users of electricity and, in particular, the specific consequences to an end user of experiencing a power outage or curtailment. This need for reliable power became apparent to many businesses as a result of brown-outs and black-outs, especially the black-out that struck the Northeast in 2003. Distributed generation allows a business to improve the reliability of its energy generation by providing a back-up power source that is available if the primary source, for example a local utility, becomes unable, for any reason, to provide power. Distributed generation can protect businesses from the adverse effect of power outages caused by storms, utility equipment failures and black-outs and brown-outs resulting from instability on the utility power grids. In addition, businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity through alternative sources. Spikes in power prices, due to electricity spot price savings, have led many businesses to seek alternative sources of power to protect against these price spikes by "peak shaving". Peak shaving, as it generally applies in PowerSecure's business, means utilizing the back-up power provided by a system of distributed generation to reduce specific demand to avoid the adverse effect of high energy prices charged by utilities during "peak" energy use periods.

         In addition, due to the current fragmentation of the energy markets, real-time energy information has become more important to have. Many energy suppliers, especially utilities, have complicated pricing and rate structures and tariffs that are difficult for energy users to understand, which further increases the complexity of monitoring and managing energy usage and costs. Energy deregulation, with multiple providers of energy and diverse rate structures, adds to this complexity in managing energy usage and costs.

         PowerSecure provides a "turn-key" solution to these needs of industrial and commercial users of electricity. By providing a complete and customized program of distributed generation, the PowerSecure system provides energy users with a seamless communication between the supply-side and demand-side components of the customer's power system to capture peak-shaving opportunities and to quickly respond to emergency and interruption situations. The typical distributed generation system is installed and maintained at the customer's location and is small in size relative to a utility's power plant, because it is designed to supply power only to that one particular customer.

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

         In conjunction with the generators and turbines, PowerSecure designs and manufactures its own paralleling switchgear and process controls marketed under the registered trade name "NexGear((TM))", which are used to seamlessly shift power between a customer's primary power source and its distributed generation system. PowerSecure obtained this technology and know-how by acquiring Industrial Automation in 2001. Power from onsite generation systems can be brought online and in parallel with the customer's primary power source without disrupting the flow of electricity. This allows the customer to seamlessly substitute onsite-generated power for that supplied by the utility power plant during times of peak demand.

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

         Sales and Marketing. PowerSecure markets its distributed generation systems primarily through a direct sales force. PowerSecure markets its products and services in various types of packages. PowerSecure's initial marketing focus was, and virtually all of its revenues through December 31, 2003 were derived from, its turn-key distributed generation program. In its turn-key program, PowerSecure offers a complete internal distributed generation package, including assistance in locating and arranging financing, directly to industrial and commercial users of electricity that desire to own their own distributed generation system. The size of turn-key distributed generation systems designed and sold by PowerSecure has ranged from 90 KW to 10,000 KW, although PowerSecure has the ability to design and sell even larger turn-key systems. A variation of the turn-key system marketed by PowerSecure involves partnering with natural gas and electricity utilities to develop, market and manage distributed generation systems for their customers. In this "utility partnership" model, PowerSecure partners with a utility to combine its distributed generation package with other products or services of that utility, and assists the utility in marketing PowerSecure's distributed generation package to the utility's customers under the utility's brand name. PowerSecure also offers a "company-owned" distributed generation system program. Company-owned programs will require significant capital to develop and have only been offered on a limited basis through the date of this Report. PowerSecure's company-owned program involves the design, engineering, installation, operation and maintenance of distributed generation systems that are owned by PowerSecure and leased to customers on a long-term basis for monthly fees related to the benefits received by the customer. Depending on our ability to raise sufficient additional capital, market conditions and the preferences of industrial and commercial users of electricity, PowerSecure believes that a portion of its future business may be derived from its company-owned program, making it less dependant upon sales of turn-key systems.

         Backlog. As of December 31, 2003, PowerSecure's backlog was approximately $4 million, relating to secured contracts for distributed generation projects. These contracts are scheduled to be completed by the end of the second quarter 2004. Given the irregular sales cycle of customer orders, PowerSecure's backlog at any given time is not necessarily an accurate indication of its future revenues.

METRETEK, INCORPORATED

         Founded in 1977 in Melbourne, Florida and acquired by us in 1994, Metretek Florida has operated primarily as a developer, manufacturer and marketer of automated systems for remotely monitoring, collecting, processing and managing field data for applications that support the recording of such information from a central location. Metretek Florida's systems generally consist of three components:

         - our field devices, which are intelligent, communications enabled, data collection devices that are installed in the field and automatically communicate with, and retrieve data from, existing customer devices;

         - a communication link, which is typically a telephone wire-line or cellular/PCS connection (analog, digital, circuit switch or Internet-Protocol (IP)-based); and

         - our DC2000 or PowerSpring software, which provide platforms for automated data collection, management and presentation of information retrieved from field devices or InvisiConnect((TM)), which enables seamless connectivity from IP-based networks to legacy-based serial applications.

         Overview of Business. Metretek Florida's primary focus is to provide fully integrated, "turn-key" systems that allow its customers to remotely monitor, collect and manage data collected from various types of field devices, which historically were natural gas and electricity meters. In the past, Metretek Florida's primary customers have tended to be natural gas utilities or combination natural gas and electric utilities that are supporting the specific market needs of their larger commercial and industrial ("C & I") customers. In most cases, these systems are owned, operated and managed by the utility. In such cases, the data managed by the Metretek Florida system may support critical functions such as billing, load management, tariff enforcement and verification. As such, the Metretek Florida system is normally an integral component of the utility's business processes. In other situations, the systems may support less critical functions of the utility or may be owned by a C & I customer.

         Recent changes in the marketplace driven largely by the deployment of IP-based digital wireless internet capabilities being installed by commercial wireless carriers has become a material catalyst for change that is rapidly impacting telemetry and M2M applications world-wide. In order to take advantage of the opportunity to participate in this market dynamic while leveraging its existing core competencies and continuing to serve our existing traditional customer base, Metretek Florida has developed a new family of products, which it calls "InvisiConnect((TM))", that enables digital wireless connectivity to be extended to its existing products and provides solutions that address new market segments as they evolve within the larger M2M market space. In this regard, Metretek Florida seeks to retain and leverage its existing assets and proprietary know-how to build on its core competencies in order to continue to serve its traditional customer base, which is largely driven by utilities supporting C & I AMR applications, while it simultaneously positions itself to supply solutions into numerous other M2M market segments world-wide.

         Products. Metretek Florida's manufactured products fall into three categories: field data collection and telemetry products; electronic gas flow computers; and application specific software-based solutions. All manufactured products are designed on similar platforms and then customized and configured to provide solutions specific to each customer's specific requirements.

         Field Data Collection Products. Data collection products, also known as automatic meter readers or AMRs, are installed on existing utility meters. The AMRs are designed to automatically collect and transmit data according to a schedule predetermined and preset by the customer. The AMRs contain an electronic printed circuit board assembly, which is designed and programmed to interface with a utility meter at the point of consumption. The PCB contains a microprocessor and modem, is packaged with AC or DC power and is installed on, or in close proximity to, the utility meter. Consumption data is collected, time-stamped, stored, and then transmitted (via the communications link) by the AMR to a central location on which Metretek Florida's DC 2000 or PowerSpring software, running on a PC, or a PC network, manages the data collection and processing as well as storing the data in a database. Communication from the remotely located AMRs to the central software system is usually accomplished using existing, standard voice grade telephone lines. In some instances, cellular telephones or radios are used for communications, depending upon the availability and expense of telephone lines and upon customer preferences.

         Metretek Florida has recently developed communication solutions that enable its customers to better utilize the wireless internet now provided by commercial carriers worldwide through third generation ("3G") technology. With the transition to provide enhanced wireless IP-based M2M and telemetry solutions driven by widescale deployments of third generation 3G wireless, internet-based networks, Metretek Florida has identified two additional market opportunities, and is seeking to exploit those opportunities through its product development efforts. First, the move from analog to IP digital wireless connectivity will drive a significant need to replace existing analog and cellular digital packet data ("CDPD") wireless connections that were installed over the past 20 years. Second, with the deployment of more robust wireless IP connectivity, the opportunity for new applications utilizing 3G technology will spur growth in the telemetry and wireless data sectors of the M2M market space.

         Given these market opportunities, Metretek Florida has developed InvisiConnect((TM)), which it plans to provide in conjunction with its new family of digital cellular modem ("DCM") devices using its platform cellular interface technology ("CNI") that is specifically engineered to take advantage of 3G network design for the maximum optimization of overall performance and security. InvisiConnect((TM)) is targeted at both the replacement and new applications market segments. It is applicable to a wide range of data collection, remote monitoring and telemetry solutions, in addition to those typically found in the utility industry. InvisiConnect((TM)) provides a plug and play solution using 3G wireless network technologies that is seamless and transparent to the existing communication enabled field devices, as well as their legacy applications software provided to the customer by any vendor.

         Electronic Flow Computers. As a result of a strategic acquisition of assets from American Meter in 1998, Metretek Florida also manufactures and markets a complete line of electronic natural gas flow computers and volume correctors. The corrector product line incorporates the basic features of the AMR products and provides the following features and functions:

         - instantaneous, real time correction of metered volumes for variations in flowing natural gas pressure and temperature;

         - an on-board microprocessor and memory for calculating and storing corrected natural gas volumes; and

         - user configurable electronic outputs for control and alarm purposes.

         Other Field Developments. In addition to supporting data collection, remote telemetry and gas volume corrector product lines, Metretek Florida manufactures and markets systems consisting of remote recorders and central system software for monitoring and recording natural gas pipeline pressure and for monitoring cathodic protection systems, as well as other similar application specific products.

         Software-Based Solutions. Metretek Florida continuously maintains and upgrades its DC2000 software system, which uses a relational database that operates on a Windows NT server, and provides upgrades to its customers that have licensed the use of the software. In exchange for these efforts to maintain compatibility with the latest customer computing environments, Metretek Florida charges customers annual licensing fees. As a value- added service, Metretek Florida provides first level support to all customers who have its products currently installed. Second level and on-site support is provided through a mutually agreed upon service level agreement tailored to the needs of each customer. Metretek Florida also provides its customers with custom software development and training for additional fees. As a subscription-based service, Metretek Florida offers the PowerSpring system as a turn-key solution to customers who are unable or unwilling to purchase and operate a complete Metretek DC2000 system. The PowerSpring solution includes providing and installing the remote data collection devices required to meet the specific needs of the customer and furnishing timely, accurate and properly formatted information in accordance with their requirements by means of e-mail, file transfer or the internet. The customer is charged monthly, based on the quantity of data collected and the frequency at which it is collected.

         Markets. Historically, Metretek Florida's primary customers have been energy utility companies that have deployed its systems in their natural gas business. Metretek Florida currently has 71 active utility customers that operate DC2000 data collection systems, including 60 of the largest 100 natural gas distribution utility companies in North America. Approximately 32 of these companies operate both electric and natural gas businesses within their service areas.

         In 2003, Metretek Florida expanded its M2M solutions to the electric markets, leveraging its relationship with an existing electric and natural gas utility customer. This was accomplished by integrating its DCM 200 IP-based, wireless internet connectivity solution, and real time data collection device, through Global System for Mobile ("GSM") cellular networks using General Packet Radio Service ("GPRS"), and the American National Standard Institute ("ANSI") C12 compatibility, which has been developed as a standard communications interface for electricity metering in the United States and Canada, to deploy 6,000 units to support the introduction of a new tariff for C&I electric customers at Public Service Electric and Gas in New Jersey ("PSE&G"). The combination of these new wireless internet capabilities in concert with the ANSI standards enable Metretek Florida to more effectively provide large scale solutions for C&I electrical applications. In 2003, over 10% of Metretek Florida's total revenues were generated from the PSE&G project.

         Marketing and Customer Service. Metretek Florida utilizes a direct sales force and an independent, indirect distributor and sales representative organization in the United States and the United Kingdom, while it relies solely upon independent representatives and distributors for the promotion, sales and support of its products outside those two countries. Metretek Florida also provides its customers with system installation and start-up service, 24/7 telephone technical support, regularly scheduled product training, custom software development, system monitoring and troubleshooting, and network management services.

         Metretek Florida participates in utility, telecommunications and M2M industry conferences, symposiums, and trade shows and maintains memberships in several national and regional related associations. Metretek Florida also advertises in and contribute editorially to industry trade journals, utilize direct mail/e-mail and telemarketing and have a home page on the internet (www.metretekfl.com).

         International. Outside the United States, Metretek Florida has sold products and services to utility companies in the United Kingdom, Netherlands, Pakistan, Australia, Argentina, Columbia, Taiwan, Korea, Brazil and Canada. All of the six major gas distribution utility companies in Canada own and operate Metretek Florida's AMR systems. During fiscal 2003, 13% of Metretek Florida's annual revenues were generated in international markets, compared to 13% in fiscal 2002 and 11% in fiscal 2001.

         Metretek Contract Manufacturing Company, Inc. In June 2002, Metretek Florida formed MCM to operate and expand its PCB contract manufacturing business. Metretek Florida has been involved in contract manufacturing since 1997, but reorganized this business and its management in fiscal 2002 in order to focus on increasing business from third parties. Through MCM, Metretek Florida offers contract manufacturing services to local, regional and national companies with PCB product requirements that are short run, high quality, and quick turnaround.

         MCM Markets. During fiscal 2003, MCM performed its contract manufacturing services for a wide variety of customers and markets, including government and defense related products for government suppliers (although MCM did not engage in any contracts with federal, state or local government agencies directly), consumer markets, energy markets, internet markets, transportation markets and communications markets.

         MCM Marketing and Customer Service. Through MCM, Metretek Florida offers contract manufacturing services to local, regional and national companies with outsourcing requirements for PCBs and other related assemblies, that are based on one or more of the following niche characteristics; moderate volumes, complex builds, high mix of different board types, high quality requirements or quick turn proto-types with local engineering support required. MCM further strives to differentiate itself by providing on-time deliveries, high quality, cost-effective solutions, and a high level of integrity. This strategy resulted in MCM's contract manufacturing operations generating approximately $2.2 million in revenues in fiscal 2003, compared to $650,000 in fiscal 2002. MCM's value-added services consist of the following:

         -    turn-key manufacturing,

         -    engineering design,

         -    design for manufacturability,

         -    customer packaging design,

         -    prototyping,

         -    plastics and metals component acquisition, and

         -    repair service center.

         At the end of fiscal 2003, MCM had a direct sales force, of one full-time national sales manager, two indirect representative firms, and two internally assigned program managers servicing selected key customer accounts. Other members of MCM's management are actively involved in sales and sales support as situations warrant. MCM's short term goal is to exploit market opportunities within its immediate region, the Southeast, but MCM is focused on expanding its presence nationwide and is currently developing relationships and recruiting additional indirect representative firms in the Midwest.

         PowerSpring. We formed PowerSpring in 1999 as a separate subsidiary to carry out our business objective to become the leading internet provider of energy information products, services and technologies. During 2001, we downsized and restructured PowerSpring by discontinuing most of its operations and transferring to Metretek Florida its product line and most of its remaining assets and obligations. PowerSpring is now operated as a service offering of Metretek Florida for those customers that do not wish to invest in the owning, operating and maintaining of a centralized data collection facility and prefer to outsource this function and collect their desired data over the internet from a server residing at Metretek Florida. Currently, the PowerSpring service generates approximately $12,000 per month in recurring usage fees.

         Backlog. Metretek Florida's backlog consists primarily of unfulfilled customer orders at any given time related to its AMR and M2M Technology business, plus revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts for its contract manufacturing business. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 2003, Metretek Florida's backlog was approximately $1,753,000. Metretek Florida expects the entire backlog to be completed in fiscal 2004. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. Metretek Florida's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog. Metretek Florida's contracts with its customers generally contain provisions permitting rescheduling, deferral or termination at any time at the convenience of the customer.

CUSTOMERS

         Our customers include a wide variety of mid-sized and large businesses, utilities and institutions. During 2003, no single customer accounted for 10% or more of our total revenues. Our revenues derived from sales to customers outside the United States, primarily from Metretek Florida sales, were approximately 3% of our total consolidated revenues in each of our last three fiscal years.

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

         Our current and prospective competitors include:

         - large and well established providers of data collection and telemetry solutions, including AMR systems, such as Itron, Inc., Elster Metering, ABB, Badger Meter, Inc., Invensys, Inc. and other smaller entities such as Comverge, Inc., Cellnet and Nertec;

         - numerous and diverse entities in the InvisiConnect M2M market segments which include; Telenetics, Airlink, Sierra Wireless, Wavecom and Enfora;

         - contract manufacturers of all sizes, especially those located within the state of Florida;

         - providers of natural gas volume correctors such as Mercury Instruments, Inc., Eagle Research, Instromet and Galvanic Applied Sciences Inc.;

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

         - large, well established and diversified oil and gas companies like Duke Energy, Williams Energy and Hanover Companies;

         - numerous competitors in the M2M space such as Telenetics Corporation, Airlink, Sierra Wireless, Wavecom and Enfora;

         - contract manufacturers of allsixes, especially those located within the State of Florida; and

         - numerous prospective competitors that may offer energy and data management information and technology.

         We believe that our ability to compete successfully will depend upon many factors, many of which are outside of our control. These factors include:

         - performance and features functionality and benefits of our, and of our competitors', products and services;

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

         The market for Metretek Florida's products and services is intensely competitive. Although Metretek Florida's product offering is very specific to the requirements for C & I meter reading and monitoring in natural gas and electricity applications, many suppliers of residential meter reading systems also offer products for C & I applications and can be formidable competitors for utility companies desiring to implement residential meter reading and to have all automatic/remote meter reading, including industrial and commercial, performed on a single system. Also, major natural gas and electricity meter and instrument manufacturers offer systems to remotely read and interrogate their own equipment, and utility companies that use certain manufacturers' meters exclusively may also choose to buy their communication and data collection products as well. We believe that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing products or services for the markets in which Metretek Florida is currently competing or intends to compete. In addition, as Metretek Florida expands its product line and market focus to address other new market segments and M2M applications, it will encounter a large number of established competitors who in most instances already have significant market share and brand positioning advantages. Most of Metretek Florida's present and potential competitors have substantially greater financial, marketing, technical and manufacturing resources, as well as greater name recognition and experience, than Metretek Florida. Metretek Florida competes with a large number of existing and potential competitors in these markets, some of which do not compete in all of the same markets as

Metretek Florida. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of Metretek Florida's prospective customers. Metretek Florida competes primarily on the basis of product quality and reliability, applications expertise, and the quality of its service and support.

         The contract manufacturing market, which is very large, is generally characterized by a diverse group of large international companies followed by a very fragmented group of smaller companies that serve a variety of different types of customers and/or geographic regions. Most of MCM's specific competition comes from local and regional firms in the southern half of Florida.

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

         Regulation of International Operations. Our international operations are subject to the political, economic and other uncertainties of doing business abroad including, among others, risks of war, cancellation, expropriation, renegotiation or modification of contracts, export and transportation regulations and tariffs, taxation and royalty policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign government sovereignty over certain areas in which we conduct, plan to conduct or in the future may conduct operations.

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

         Regulation of Communication Services. With Metretek Florida's focus on developing digital wireless-enabled data collection, monitoring and telemetry solutions, such as InvisiConnect((TM)), many of its products are or will be subject to regulation and testing by the Federal Communications Commission (the "FCC"). This testing focuses on compliance with FCC specifications for radio frequency emissions. In addition, these products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. For example, our InvisiConnect products must be tested and certified by the PCS

Type Certification Review Board, a wireless communications supported agency, as well as by each individual wireless carrier for use on their respective networks. These tests are principally designed to focus on the operating characteristics of the products supplied to ensure that they will not have any unplanned adverse affects on the carrier's networks as they each have them deployed in various regions The regulatory process can be time-consuming and can require the expenditure of substantial resources. We cannot assure you that the FCC or other testing and certifying authorities will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. In addition, regulations regarding the manufacture and sale of data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

EMPLOYEES

         As of February 27, 2004, we had 255 full-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. We depend upon our ability to attract, retain and motivate qualified management, technical, sales and other personnel. If we are unable to continue to do so, our business will be materially adversely affected.

RESEARCH AND DEVELOPMENT

         Most of our basic research and development activities are conducted by Metretek Florida. Metretek Florida's research and development efforts are focused on enhancements to its existing product and service offerings intended to take advantage of advancements in technology, address anticipated customer requirements and to provide solutions to potential new markets. Current research and development projects at Metretek Florida include the development of data collection products that utilize the wireless internet provided by the large cellular and PCS providers worldwide to provide real time data collection capabilities to its traditional utilities customers and to participate in developing opportunities in other market segments that are evolving in the M2M market. From time to time, as our business needs and goals dictate and as our capital resources allow, we may also conduct research and development efforts for our PowerSecure and Southern Flow businesses.

         Our research and development expenses, which include engineering expenses, during 2003 were $627,000, as compared to $552,000 in 2002 and $797,000 in 2001. We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets. Our future success will depend, in part, upon the success of our research and development efforts.

         The markets for our services are dynamic, characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The constantly changing nature of these markets and their rapid evolution will require us to continually improve the performance, features and reliability of our services, particularly in response to competitive offerings, and to introduce both new and enhanced services as quickly as possible and prior to our competitors. We believe our future success will depend, in part, upon our ability expand and enhance the features of our existing products and to develop and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Consequently, failure by us to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on our business and results of operations. We cannot assure you that we will respond effectively to technological changes or new product announcements by others or that we will be able to successfully develop and market new products or product enhancements.

RAW MATERIALS

         In our businesses we purchase memory chips, electronic components, printed circuit boards, specialized sub-assemblies, diesel generators, relays, electric circuit components, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components, such as generators, from single source manufacturers due to unique designs, quality and performance requirements, and favorable pricing arrangements. While, in the opinion of management, the loss of any one supplier of materials, other than generators, would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, from time to time we do encounter difficulties in acquiring certain components due to shortages that periodically arise, supply problems from our suppliers, obsolesces of parts necessary to support older product designs or our inability to develop alternative sources of supply quickly or cost-effectively and these procurement difficulties could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in PowerSecure's business have significant lead times before they are available, which may affect the timing of PowerSecure's project completions.

INTELLECTUAL PROPERTY

         Our success and ability to grow depends, in part, upon our ability to develop and protect our proprietary technology and intellectual property rights in order to distinguish our products, services and technology from those of our competitors. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. We hold several copyrights, service marks and trademarks in our business, and we have applied for a patent protection related to InvisiConnect((TM)) and registrations of additional marks, although we may not be successful in obtaining such patent and registering such marks. In the future, we intend to continue to introduce and register new trademarks and service marks, and to file new patent applications, as we deem appropriate or necessary for our business and marketing needs.

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

         -    the development of new products, services and technologies;

         -    frequent product, service and technology enhancements;

         -    name recognition;

         -    customer training; and

         -    reliable product and service support.

We cannot assure you that we will be successful in competing on the basis of these or any other factors. See "--Competition" above in this Item.

         Although we do not believe that our products or technologies infringe on the intellectual property rights of third parties, and we are not aware of any currently pending claims of infringement, we cannot provide any assurance that others will not assert claims of infringement against us in the future or that, if made, such claims will not be successful or will not require us to enter into licensing or royalty arrangements or result in costly and time-consuming litigation.

         We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights to protect these rights or to determine the scope and validity of our intellectual property rights or the intellectual property rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

SEGMENT INFORMATION

         Financial information related to our segment operations for the past three fiscal years is set forth in Note 14, "Segment and Related Information" of the notes to our consolidated financial statements included elsewhere in this Report.

AVAILABLE INFORMATION

         Our corporate internet address is www.metretek.com. Through our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings are also available on the SEC's website at www.sec.gov. The information on our website is not incorporated by reference into this Report.

ITEM 2. PROPERTIES

         We lease our principal executive offices, which consist of 2,925 square feet located in Denver, Colorado. This lease has a monthly rental obligation of $4,631, including operating costs, and expires December 31, 2004.

         Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 64,000 square feet, total monthly rental obligations of approximately $32,900 and terms expiring at various dates through 2008. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas, which is subject to a mortgage described in the notes to our consolidated financial statements included elsewhere in this Report.

         PowerSecure leases three facilities, which are located in Greensboro and Wake Forest, North Carolina and Atlanta, Georgia, consisting of 12,134 square feet in the aggregate. The leases on these facilities have a monthly rental obligation of $11,600 and expire at various dates through 2009.

         Metretek Florida leases its principal business offices, which are located in Melbourne, Florida and consist of 45,000 square feet, for its executive, manufacturing, engineering, warehouse and marketing operations. The lease has a monthly rental obligation of $28,228, not including operating costs, and expires on July 1, 2005. Metretek Florida has sub-leased 11,364 square feet of its space on a month-to-month basis for $11,155 monthly rental.

         We believe our facilities are suitable and adequate to meet our current and anticipated needs. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

         In January 2001, Douglas W. Heins (the "Class Action Plaintiff"), individually and on behalf of a class of other persons similarly situated, filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against us, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants").

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

         On March 27, 2003, we, along with the Class Action Plaintiff, filed a Stipulation of Settlement, which contains the terms and conditions of a proposed settlement intended to fully resolve all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Class Action. On March 2, 2004, we and the Class Action Plaintiff filed a revised Stipulation of Settlement (as revised, the "Heins Stipulation"), which revises certain terms of the settlement (as revised, the "Heins Settlement"). Because this is a class action, any settlement will be subject to objection by the Class members and will have to be approved by the Denver Court as described below.

         The Heins Settlement is contingent, among other things, upon the payment of not less than $2,375,000 from the proceeds of our directors' and officers' insurance policy (the "Policy"), which was issued by Gulf Insurance Company ("Gulf"). In settlement of the Interpleader Action discussed below, Gulf has agreed to pay into escrow $2,375,000 in Policy proceeds to be used in the Heins Settlement. Pursuant to the Heins Stipulation, we have paid $375,000 into escrow for use in the Heins Settlement, and we have agreed to issue a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note"), and to commence payments thereunder in escrow, upon the earlier of June 30, 2004 or 51 days after the date the Denver Court grants final approval (subject to appeal) of the Heins Settlement. The Heins Settlement Note will bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, and will be guaranteed by the 1997 Trust and all of our subsidiaries. The Heins Stipulation creates a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then the Heins Settlement Fund will be funded by the escrowed funds and by our payments on the Heins Settlement Note which will then be paid directly to the Heins Settlement Fund.

         Under the Heins Stipulation, we are required to obtain the consent of the Class's lead counsel before we can sell any shares of stock of Southern Flow, Metretek or PowerSecure, although such consent is not required if we make a prepayment of at least $1 million on the Heins Settlement Note with the proceeds of any such sale of subsidiary stock.

         In addition, we would be required under the Heins Stipulation either to vigorously prosecute any third party or cross-claims that we believe we have in relation to the Class Action through counsel of our choosing, or by requesting that counsel for the Class prosecute these claims. Of the net recovery (after litigation expenses, including legal fees) of any amounts collected from the resolution of these third party claims, 50% would be allocated to the Heins Settlement Fund as additional settlement funds, and 50% would be allocated to offset our obligations under the Heins Settlement Note, first being applied against future payments due under the Heins Settlement Note, with any remainder paid back to us in reimbursement for past payments on the Heins Settlement Note. In addition, the net recovery from the prosecution of any claims by the Class against any of the Farstad Defendants, other than Jeff Farstad as described below, would be treated in the same way as the net recovery from the prosecution of claims by Metretek Defendants as described above.

         A preliminary approval hearing by the Denver Court on the Heins Settlement has been set for April 15, 2004. If the Denver Court grants the preliminary approval, then notice of the Heins Settlement will be sent to the Class, and a final approval hearing is expected to be scheduled for late May or early June. We cannot provide any assurance that the Denver Court will grant preliminary or final approval of the Heins Settlement. In addition, final approval by the Denver Court may be subject to post-judgment challenge or appeal.

         If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as is agreed to by the parties, then $375,000 and all payments made on the Heins Settlement Note will be returned to us from the escrow account. The $2,375,000 contributed by Gulf will remain in escrow and its disposition will be subject to the determination of the Denver Court. If the Heins Stipulation does receive final and non-appealable approval (or if all time for appeals has expired), the funds may be moved from the escrow account into the Heins Settlement Fund and paid out to the Class.

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

         The effective date of the Heins Stipulation is conditioned, among other things, upon the following events:

         - payment by Gulf of at least $2,375,000 in insurance proceeds from the Policy for the benefit of the Heins Settlement Fund (which is discussed further in connection with the settlement of the Interpleader Action);

         - the entry by the Denver Court of a preliminary approval order containing certain procedural orders, preliminarily approving the settlement terms and scheduling a settlement hearing;

         - the entry by the Denver Court of a Final Judgment and Order directing consummation of the Heins Settlement and containing certain other procedural findings and orders; and

         - the final and successful resolution of any appeals related to the Final Settlement and Order and the Heins Stipulation and the Interpleader Action discussed below.

         On March 28, 2003, Gulf filed an interpleader complaint against the Metretek Defendants, the Farstad Defendants and the Class Action Plaintiff (the "Interpleader Action") in the Denver Court, seeking a determination by the Denver Court as to the proper beneficiaries of the Policy. In March, 2004, we settled the Interpleader Action with Gulf and the Farstad Defendants (the "Interpleader Settlement"). Pursuant to the terms of the Interpleader Settlement, Gulf has agreed to pay into escrow $2,375,000 for use in the Heins Settlement, and has agreed to pay the remainder of the Policy proceeds to the Farstad Defendants. In exchange, we and the Farstad Defendants have agreed to fully release Gulf from all further claims under the Policy.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to our security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

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

                                     HIGH       LOW
                                     ----       ---
YEAR ENDED DECEMBER 31, 2002:
First Quarter ..................    $ 0.74    $ 0.43
Second Quarter (1, 2)...........      0.78      0.39
Third Quarter (2)...............      0.60      0.24
Fourth Quarter (2, 3)...........      0.45      0.11

YEAR ENDED DECEMBER 31, 2003:
First Quarter ..................    $ 0.35    $ 0.17
Second Quarter .................      0.62      0.20
Third Quarter ..................      2.00      0.35
Fourth Quarter .................      2.90      1.25

------------------

(1) Traded on the Nasdaq National Market until May 31, 2002.

(2) Traded on the Nasdaq SmallCap Market from June 3 through October 14, 2002.

(3) Traded on the OTC Bulletin Board since October 15, 2002.

         On February 27, 2004, the last sale price of our Common Stock as reported on the OTC Bulletin Board was $2.95.

HOLDERS

         As of February 27, 2004, there were 269 holders of record of our Common Stock. Because many of the shares of our Common Stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to precisely determine the total number of stockholders represented by these record holders, but we estimate, based upon available information, that there are at least 3,000 beneficial owners of our Common Stock.

DIVIDENDS

         We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our credit facility limit our ability to pay dividends (other than on our Series B Preferred Stock) by prohibiting the payment of dividends by Southern Flow, Metretek Florida or PowerSecure without the consent of the lender. In addition, the terms of our Series B Preferred Stock contain certain restrictions on our ability to pay dividends on our Common Stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

         Holders of our Series B Preferred Stock are entitled to receive dividends in cash at the rate of 8% per annum, which dividends may be paid or accrued, plus any additional dividends declared by the Board of Directors, and are entitled, under specified circumstances, to participate in dividends declared or paid on the Common Stock.

EQUITY COMPENSATION PLANS

         Information concerning securities authorized for issuance under our equity compensation plans is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data has been derived from our audited consolidated financial statements. The information is not necessarily indicative of results of our future operations, and should be read in conjunction with our audited consolidated financial statements and the notes thereto and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                               YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                 2003        2002        2001        2000        1999
                                               --------    --------    --------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of
Operations Data:
Total revenues                                 $ 39,312    $ 27,303    $ 29,342    $ 21,757    $ 19,491
Costs and expenses
  Cost of sales and services                     28,483      19,938      21,322      16,695      13,760
  General and administrative                      6,482       5,709       5,641       5,637       3,543
  Selling, marketing and service                  1,601       1,555       1,360       2,269       2,057
  Depreciation and amortization                     691         658       1,418       1,710       1,269
  Research and development                          627         552         797       9,917       2,226
  Interest, finance charges and other               285         205         154         137         287
  Loss on impairment of assets                        -           -           -       3,161           -
  Provision for litigation costs, net                 -       1,764           -           -           -
  Nonrecurring charges                                -         258           -           -           -
                                               --------    --------    --------    --------    --------
      Total costs and expenses                   38,169      30,639      30,692      39,526      23,142
                                               --------    --------    --------    --------    --------
Operating income (loss)                           1,143      (3,336)     (1,350)    (17,769)     (3,651)
Minority interest                                  (207)          -           -         860           -
Income taxes                                        (57)        (46)        (35)        (19)        (25)
                                               --------    --------    --------    --------    --------
Net income (loss)                                   879      (3,382)     (1,385)    (16,928)     (3,676)
Preferred stock deemed distribution                (890)       (852)       (777)     (5,446)         (7)
                                               --------    --------    --------    --------    --------
Net loss applicable to
  Common shareholders                          $    (11)   $ (4,234)   $ (2,162)   $(22,374)   $ (3,683)
                                               ========    ========    ========    ========    ========
Net loss per common share,
  Basic and diluted                            $  (0.00)   $  (0.70)   $  (0.36)   $  (4.13)   $  (1.06)
                                               ========    ========    ========    ========    ========

Weighted average common shares
  outstanding, basic and diluted                  6,043       6,077       6,031       5,412       3,488
                                               ========    ========    ========    ========    ========

                                                    DECEMBER 31,
                                  -----------------------------------------------
                                    2003      2002      2001      2000      1999
                                  -------   -------   -------   -------   -------
                                                   (IN THOUSANDS)
Consolidated Balance
Sheet Data:
Cash and cash equivalents         $ 2,102   $   885   $   696   $   469   $   362
Working capital                     5,964     4,097     3,596     4,390     6,744
Total assets                       23,327    19,199    20,294    20,822    19,618
Long-term notes payable             5,227     4,691     1,268     1,930       870
Redeemable preferred shares         9,422     8,532     7,680     6,903     1,450
Total stockholders' equity          1,169     1,165     5,358     7,277    15,259

         Our net loss for fiscal 2001, 2000 and 1999 included goodwill amortization of $675,000, $847,000 and $661,000, respectively. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No.

142, "Goodwill and Other Intangible Assets", which required us to discontinue the amortization of goodwill. See note 1 of our consolidated financial statements included elsewhere in this Report.

         Certain amounts prior to fiscal 2003 have been reclassified to conform to fiscal 2003 presentation. Such reclassifications had no impact on our net income (loss) or stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2003 ("fiscal 2003"), December 31, 2002 ("fiscal 2002") and December 31, 2001 ("fiscal 2001") and of our consolidated financial condition as of December 31, 2003 and 2002 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

         The discussion in this Item, as well as in other Items in this Report, contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. See "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Report. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements, including those risks, uncertainties and other factors described below in this Item under "-- Additional Factors That May Affect Our Business and Future Results", as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents that we from time to time file with or furnish to the SEC. You are cautioned not to place undue reliance on any forward-looking statements, any of which could turn out to be wrong. Any forward-looking statements made in this Report speak only as of the date of this Report.

OVERVIEW

         We are a diversified provider of energy technology products, services and data management systems primarily to industrial and commercial users and suppliers of natural gas and electricity. As a holding company, we conduct our operations and derive our revenues through our three operating subsidiaries, each of which operates a separate business:

         -    Southern Flow, which provides natural gas measurement services;

         - PowerSecure, which designs, sells and manages distributed generation systems; and

         - Metretek Florida, which designs, manufactures and sells data collection and energy measurement monitoring systems and provides contract manufacturing services.

         We commenced operations in 1991 as an energy services holding company, owning subsidiaries with businesses designed to exploit service opportunities primarily in the natural gas industry. Since then, our business has evolved and expanded through acquisitions of companies, businesses and new product lines that have allowed us to reach not only a broader portion of the energy market (including the electricity market) but also markets outside of the energy field. Over the past two years, we have focused our efforts on growing our businesses by offering new and enhanced products, services and technologies, and by entering new markets, within a framework emphasizing the goal of achieving profitable operations on a sustained basis. During fiscal 2002, we made a number of management and business changes within Metretek Florida that were intended to stem its growing losses, and to exploit new business opportunities. To that end, we formed MCM in fiscal 2002 to conduct and expand our contract manufacturing business, which provided a significant contribution to our revenues during fiscal 2003. As a result, Metretek Florida's revenues increased by almost 50% in fiscal 2003 over fiscal 2002. In addition, a combination of this expanded revenue base and the execution of a number of cost-cutting and efficiency steps resulted in a reduction in segment losses at Metretek Florida during fiscal 2003. Metretek Florida continues to explore ways to expand its business and revenues, especially as it moves into the wireless communications market through its new remote data collection technology called InvisiConnect((TM)), which commenced sales at the end of fiscal 2003.

         During fiscal 2003, the distributed generation business and operations of PowerSecure expanded significantly. PowerSecure's revenues during fiscal 2003 were more than double its fiscal 2002 revenues. PowerSecure accomplished this growth by winning a number of large contracts during fiscal 2003, and by expanding its internal services. Also during fiscal 2003, Southern Flow had another profitable year, although its segment profit and revenue base did decline slightly primarily as the result of a reduction in customer requirements stemming from industry and market forces.

         We recorded a net loss applicable to common shareholders of $11,000 during fiscal 2003. This compares to a loss of $4,234,000 during fiscal 2002. Overall, our consolidated revenues during fiscal 2003 increased by more than $12 million, representing a 44% increase over fiscal 2002 consolidated revenues. The deemed distribution on our Series B Preferred Stock was $890,000 during fiscal 2003, and will reduce any net income, or increase any net loss, during fiscal 2004.

         During the fourth quarter of fiscal 2003, we enhanced and expanded the term, capacity and flexibility of our working capital borrowing facility by entering into new credit agreements with our primary lender. As a result, we have secured a line of credit of $3 million, subject to our borrowing base which varies over time, through September 2006. We face a significant challenge to our liquidity during 2004. On December 9, 2004, we are required to redeem all shares of our Convertible Series B Preferred Stock that remain outstanding on such date, unless the terms of the Series B Preferred Stock are restructured, at an aggregate redemption price of approximately $10 million (if no shares are converted into Common Shares prior to such date), which includes the liquidation preference plus accrued and unpaid dividends through the date of redemption. This is discussed in more detail below in this Item under " -- Liquidity and Capital Resources" and " -- Additional Factors That May Affect Our Business and Financial Results."

         Another important factor in our liquidity relates to the settlement of the Class Action lawsuit. The Heins Settlement is subject to certain conditions, including court approval. Under the Heins Settlement, we are required to commence payments on a four year $3 million promissory note on the earlier of June 30, 2004 or shortly after final court approval. If the Heins Settlement is not approved, then we will be required to recommence our defense of the Class Action, with all of the costs and risks inherent in litigation. See "Item 3. Legal Proceedings" in this Report and "-Liquidity and Capital Resources" below in this Item.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and percentage of completion, fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellations costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

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

         - valuation of goodwill and other intangible assets; and

         - deferred tax valuation allowance.

         Further information about our significant accounting polices is included in note 1 of the notes to our consolidated financial statements contained elsewhere in this Report.

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

         For our distributed generation projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.

         Service revenue includes chart services, field services, laboratory analysis, allocation and royalty services, contract manufacturing services, professional engineering, installation services, training, and consultation services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

         Software revenue relates to the sale and licensing to our customers of software operating systems designed to manage the collection and presentation of recorded data. The license revenue is recognized over the 12-month non-cancelable term of the annual license agreement. The portion of software license fees that has not been recognized as revenue at any balance sheet date is recorded as a current liability. In addition, when a customer engages us to install the software and make any customizations for them, installation service revenue is recognized when the installation and any related customizations have been completed and the customer has accepted the product.

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

         Valuation of Goodwill and Other Intangible Assets. In assessing the recoverability of goodwill and other intangible assets, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit's fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceeds its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our annual testing of the impairment of goodwill as of October 1, 2003. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2003.

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

RESULTS OF OPERATIONS

         The following table sets forth information related to our primary business segments and is intended to assist in understanding of our results of operations for the periods presented:

                                       YEARS ENDED DECEMBER 31,
                               ----------------------------------------
                                 2003            2002            2001
                               --------        --------        --------
                                   (ALL AMOUNTS REPORTED IN THOUSANDS)
Revenues:
   Southern Flow               $ 11,805        $ 12,288        $ 12,918
   PowerSecure                   17,122           8,229           8,975
   Metretek Florida               9,775           6,524           6,629
   PowerSpring                        -               -             277
   Other                            610             262             543
                               --------        --------        --------
        Total                  $ 39,312        $ 27,303        $ 29,342
                               ========        ========        ========

GROSS PROFIT:
   Southern Flow               $  2,993        $  3,308        $  3,390
   PowerSecure                    4,902           1,944           1,877
   Metretek Florida               2,324           1,850           2,321
   PowerSpring                        -               -            (111)
                               --------        --------        --------
        Total                  $ 10,219        $  7,102        $  7,477
                               ========        ========        ========

SEGMENT PROFIT (LOSS):
   Southern Flow               $  1,619        $  1,953        $  1,642
   PowerSecure                    1,574            (388)            403
   Metretek Florida                (272)           (969)           (993)
   PowerSpring                        -               -            (612)
   Other                         (1,778)         (3,933)         (1,791)
                               --------        --------        --------
        Total                  $  1,143        $ (3,337)       $ (1,351)
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

         The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2003, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

         The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect((TM)), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its PCB contract manufacturing operations.

         The operations of our internet-based energy information and services segment were conducted by PowerSpring through March 31, 2001. PowerSpring commenced limited revenue generating operations in the second quarter of 2000. Effective April 1, 2001, PowerSpring's business was restructured and transferred to Metretek Florida, and since that date we have included and reported the internet-based energy and information business of PowerSpring with Metretek Florida's automated data collection segment.

         We evaluate the performance of our operating segments based on operating income (loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, equity income in unconsolidated affiliate, results of insignificant operations, and income and expense including non-recurring charges not allocated to its operating segments. Intersegment sales are not significant.

         FISCAL 2003 COMPARED TO FISCAL 2002

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for fiscal 2003 increased by more than $12 million, or 44%, over our consolidated revenues for fiscal 2002 to a record $39.3 million. This increase resulted from the significant increases in revenues by PowerSecure and by Metretek Florida, although it was partially offset by a slight decrease in revenues by Southern Flow.

         The 108% increase in PowerSecure's revenues during fiscal 2003 was due to a significant increase in the number of PowerSecure's completed and in-process projects. PowerSecure had 63 projects completed or in process during fiscal 2003 compared to 30 projects completed or in process during fiscal 2002. PowerSecure's average revenue per project for completed and in-process projects was essentially unchanged, at $267,000 during fiscal 2003 compared to $263,000 during fiscal 2002, although the size of the projects varied significantly. We believe PowerSecure is successfully identifying and closing more projects as a result of an increasingly effective sales effort and increased marketplace awareness of its presence. PowerSecure's fiscal 2003 revenues also included $288,000 of service related revenues, as compared to $350,000 during fiscal 2002. As discussed below in this Item under "--Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future, and consist primarily of non-recurring sales. Accordingly, there is no assurance that PowerSecure's revenues will continue to increase on an annual basis in the future.

         The 50% increase in Metretek Florida's revenues in fiscal 2003 compared to fiscal 2002 was comprised primarily of an increase in domestic sales of $2,873,000, together with a slight increase in international sales of $377,000. The increase in Metretek Florida's domestic sales was due to an increase of $2,798,000 in sales of field devices, data collection software products, and communications solutions products, combined with an increase of $1,440,000 in its contract manufacturing sales. The increase in domestic sales of field devices, data collection software products, and communications solutions products was attributable primarily to shipments on a significant order from Public Service Electric and Gas ("PSE&G") of New Jersey. The increase in domestic circuit board contract manufacturing sales was due primarily to the initial shipments on a significant multi-year contract to build electronic assemblies for a large domestic furniture manufacturer. As discussed below in this Item under "--Quarterly Fluctuations", Metretek Florida's revenues depend upon the volume and timing of customer orders and payments and the date of product delivery. The timing of large individual sales, such as the sale of Metretek Florida products to PSE&G, is difficult for us to predict, and customers from time to time defer or cancel purchase orders. Accordingly, Metretek Florida's revenues are expected to continue to fluctuate significantly in the future, for a number of reasons discussed below in this Item under " -- Quarterly Fluctuations." There is no assurance that Metretek Florida's revenues will continue to increase on an annual basis in the future.

          Southern Flow's revenues decreased by approximately 4% during fiscal 2003, as compared to fiscal 2002. We believe that the decrease in Southern Flow's revenues was primarily attributable to service cutbacks by some customers concerned about future oil price volatility, and to Gulf Coast weather incidents that reduced Southern Flow's opportunities to provide on-site field services to its customers.

         Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                                              YEAR-OVER-YEAR
                                                YEAR ENDED DECEMBER 31,         DIFFERENCE
                                                -----------------------     ------------------
                                                    2003     2002              $           %
                                                  -------   -------         -------       ----
                                                    (In thousands)
Costs and Expenses:
Costs of Sales and Services
   Southern Flow                                  $ 8,812   $ 8,980         $  (168)        -2%
   PowerSecure                                     12,220     6,284           5,936         94%
   Metretek Florida                                 7,451     4,674           2,777         59%
                                                  -------   -------         -------
        Total                                      28,483    19,938           8,545         43%

General and administrative                          6,482     5,709             773         14%
Selling, marketing and service                      1,601     1,555              46          3%
Depreciation and amortization                         691       658              33          5%
Reserarch and development                             627       552              75         14%
Interest, finance charges and other                   285       205              80         39%
Provision for litigation costs, net                     -     1,764          (1,764)      -100%
Nonrecurring charges                                    -       258            (258)      -100%
Income taxes                                           57        46              11         24%

         Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 43% increase in cost of sales and services in fiscal 2003, compared to fiscal 2002, was almost entirely attributable to and proportionate with the increased sales generated by PowerSecure and Metretek Florida.

         Southern Flow's costs of sales and services declined by 2% during fiscal 2003, despite a 4% decrease in Southern Flow's revenues during fiscal 2003, because of the cost structure of Southern Flow's service operations, which remains generally fixed, over short periods, relative to fluctuations in its service related revenues. As a result, Southern Flow's gross profit margin after costs of sales and services decreased to 25.4% for fiscal 2003 compared to 26.9% for fiscal 2002.

         The 94% increase in PowerSecure's costs of sales and services in fiscal 2003 is almost entirely a direct result of the 108% increase in PowerSecure's revenues. PowerSecure's gross profit margin was 28.6% during fiscal 2003, compared to 23.6% in fiscal 2002, which reflects cost efficiencies experienced in fiscal 2003 in project installation and construction costs compared to fiscal 2002.

         The 59% increase in Metretek Florida's costs of sales and services in fiscal 2003 was likewise a direct result of the 50% increase in Metretek Florida's revenues. Metretek Florida's overall gross profit margin decreased to 23.8% for fiscal 2003, compared to 28.4% for fiscal 2002. The primary causes of this decrease in Metretek Florida's gross profit margin were:

         - the ramping up of production and overhead costs at MCM in anticipation of future growth;

         - lower margins earned on MCM's contract manufacturing products which comprised a greater percentage of Metretek Florida's total sales in fiscal 2003 compared to fiscal 2002; and

         - greater than normal materials costs related to its field devices, data collection software products, and communications solutions products.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 14% increase in general and administrative expenses in fiscal 2003, as compared to fiscal 2002, was primarily due to the substantial increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business necessitating an expansion of PowerSecure's workforce. In addition, fiscal 2003 general and administrative expenses also increased as the result of smaller increases in personnel and related overhead costs at the parent level and at Metretek Florida and Southern Flow during fiscal 2003 attributable to increases in professional fees, salaries and wages.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 3% increase in selling, marketing and service expenses in fiscal 2003, as compared to fiscal 2002, was due to increased personnel, commission costs, and business development expenses associated with the development and growth of the business of PowerSecure during fiscal 2003, which increase was partially offset by reduced personnel and marketing costs at Metretek Florida.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 5% increase in depreciation and amortization expenses in fiscal 2003, as compared to fiscal 2002, primarily reflects the acquisition of additional depreciable equipment at Metretek Florida and PowerSecure during fiscal 2003 and late in fiscal 2002.

         Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 14% increase in research and development expenses in fiscal 2003, as compared to fiscal 2002, primarily reflects the addition of personnel and associated costs at Metretek Florida during fiscal 2003.

         Interest, finance charges and other expenses include interest and finance charges on our Credit Facility as well as other non-operating expenses. The 39% increase in interest, finance charges and other expenses in fiscal 2003, as compared to fiscal 2002, reflects the addition of a full year of bank finance charges and interest on borrowings related to Metretek Florida's line of credit, which commenced in September 2002, as well as a full year of interest costs related to an equipment loan, which commenced in the fourth quarter of fiscal 2002.

         Provision for litigation costs, net for fiscal 2002 consisted of the offsetting effects of a $3,505,000 loss attributable to the proposed settlement of the Class Action, which is litigation related to our MGT subsidiary, and a $1,741,000 gain from the settlement of all claims and disputes with Scient Corporation, a former vendor, which resulted in the cancellation of a promissory note that we had issued to Scient in September 2000. We incurred no similar litigation costs in fiscal 2003.

         Nonrecurring charges of $258,000 for fiscal 2002 reflected the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid to former Metretek Florida management personnel. There were no nonrecurring charges in fiscal 2003.

         Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The 24% increase in income taxes in fiscal 2003, as compared to fiscal 2002, was entirely due to increases in state income taxes incurred by Southern Flow in Louisiana, Oklahoma, and Mississippi.

         FISCAL 2002 COMPARED TO FISCAL 2001

         Revenues. The $2,039,000, or 7%, decrease in our consolidated revenues for fiscal 2002, as compared to fiscal 2001, was due to decreased revenues at each of our operating subsidiaries.

         The 8% decrease in PowerSecure's revenues in fiscal 2002 was due to the reduced size of PowerSecure's completed and in-process projects during fiscal 2002, compared to fiscal 2001, although this reduction in average size of projects was partially offset by the increase in volume of projects during fiscal 2002. PowerSecure had 30 projects completed or in process during fiscal 2002 compared to 24 projects completed (none in process) during fiscal 2001. PowerSecure's average revenue per project for completed and in-process projects was approximately $263,000 during fiscal 2002 compared to approximately $371,000 during fiscal 2001. In addition, PowerSecure's revenues in fiscal 2002 included $350,000 of service related revenue compared to $80,000 of service related revenue in fiscal 2001. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

         The 5% decrease in Southern Flow's revenues during fiscal 2002 was primarily due to a decrease in equipment sales, which was partially offset by an increase in chart processing and analysis and field services revenues. The reduction in Southern Flow's equipment sales was due primarily to a reduction in customer requirements for such equipment during fiscal 2002 compared to fiscal 2001.

         The decrease in PowerSpring's revenues during fiscal 2002, compared to fiscal 2001, which included approximately $255,000 in other revenues related to the termination of PowerSpring effective March 31, 2001, was due to the termination of its separate operations, including its marketing efforts. PowerSpring's monitoring products and services, now operated by Metretek Florida, generated approximately $94,000 of domestic revenues at Metretek Florida during fiscal 2002.

         The less than 2% decline in Metretek Florida's revenues during fiscal 2002, compared to fiscal 2001, consisted of a decrease in domestic sales of $206,000 partially offset by an increase in international sales of $101,000.

         Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                                             YEAR-OVER-YEAR
                                              YEAR ENDED DECEMBER 31,          DIFFERENCE
                                              -----------------------      ------------------
                                                2002           2001           $           %
                                              -------        -------       -------      -----
                                                  (In thousands)
Costs and Expenses:
Costs of Sales and Services
   Southern Flow                              $ 8,980        $ 9,528       $  (548)       -6%
   PowerSecure                                  6,284          7,098          (814)      -11%
   Metretek Florida                             4,674          4,308           366         8%
   PowerSpring                                      -            388          (388)     -100%
                                              -------        -------       -------
        Total                                  19,938         21,322        (1,384)       -6%

General and administrative                      5,709          5,641            68         1%
Selling, marketing and service                  1,555          1,360           195        14%
Depreciation and amortization                     658          1,418          (760)      -54%
Reserarch and development                         552            797          (245)      -31%
Interest, finance charges and other               205            154            51        33%
Provision for litigation costs, net             1,764              -         1,764       N/A
Nonrecurring charges                              258              -           258       N/A
Income taxes                                       46             35            11        31%

         The 6% decline in cost of sales and services for fiscal 2002, compared to fiscal 2001, was attributable to the lower sales at PowerSecure, Southern Flow, and PowerSpring, despite the higher cost of sales and services at Metretek Florida. PowerSecure's cost of sales and services for fiscal 2002 decreased 11%, despite only a 8% decrease in revenues. As a result, PowerSecure's gross profit margin after cost of sales and services increased to 23.6% for fiscal 2002 compared to 20.9% for fiscal 2001. The increase in PowerSecure's gross profit margins was due to a higher percentage of total revenues from professional services during fiscal 2002, which has higher profit margins to PowerSecure. Southern Flow's cost of sales and services for fiscal 2002 decreased 6%, despite only a 5% decrease in revenues. As a result, Southern Flow's gross profit margin after cost of sales and services increased slightly to 26.9% for fiscal 2002 compared to 26.2% for fiscal 2001, which is within the range of normal fluctuations for Southern Flow. PowerSpring's cost of sales and services decreased by $388,000 during fiscal 2002 compared to fiscal 2001 due to the termination of PowerSpring as a separate operating entity effective March 31, 2001. The 8% increase in Metretek Florida's cost of sales and services for fiscal 2002, despite a 2% decline in Metretek Florida's revenues, reflected higher materials, personnel and related overhead costs attributable to sales of its products and systems and contract manufacturing activities, including the start-up costs associated with the formation of MCM. As a result, Metretek Florida's overall gross profit margin decreased to 28.4% for fiscal 2002, compared to 35.0% for fiscal 2001.

         General and administrative expenses for fiscal 2002 increased slightly over fiscal 2001, due primarily to an increase of $723,000, or 54%, in personnel and related overhead costs associated with the continued development of the business of PowerSecure during fiscal 2002 together with a small increase in personnel cost at Southern Flow during fiscal 2002 compared to fiscal 2001. These increases were partially offset by reduced personnel, travel and overhead costs at Metretek Florida, reduced corporate overhead costs, and the 2001 termination of PowerSpring as a separate operating entity.

         The 14% increase in selling, marketing and service expenses in fiscal 2002, compared to fiscal 2001, was due to an increase in selling and marketing costs at Metretek Florida, in the form of consulting, personnel, and service contract costs associated with Metretek Florida's monitoring products and services transferred from PowerSpring and now operated by Metretek Florida, as well as an increase in selling and marketing costs related to the continued business development activities of PowerSecure. These increases in selling, marketing and service expenses in fiscal 2002 were partially offset by a decrease in the selling and marketing costs of PowerSpring, which ceased operating as a separate subsidiary in the first quarter of fiscal 2001.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. Prior to the required adoption of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, Southern Flow, Metretek Florida, and PowerSecure also amortized other intangible assets with indefinite useful lives including customer list and goodwill. Depreciation and amortization expenses for fiscal 2002 decreased 54%, compared to fiscal 2001, primarily as the result of a reduction of amortization expense in the amount of $465,000, $190,000, and $20,000 at Southern Flow, Metretek Florida, and PowerSecure, respectively, related to goodwill and other intangible assets with indefinite useful lives, which are no longer amortized under FAS 142. The remaining portion of the decrease is due primarily to reduced depreciation on surplus property plant and equipment items previously held by PowerSpring prior to its termination that was disposed of throughout fiscal 2001.

         The 31% decrease in research and development expenses in fiscal 2002, compared to fiscal 2001, was entirely due to reduced personnel related product development expenses at Metretek Florida.

         Interest, finance charges and other expenses for fiscal 2002 increased by 33%, compared to fiscal 2001, reflecting increased borrowings and higher finance charges during fiscal 2002.

         Provision for litigation costs, net for fiscal 2002 consisted of the offsetting effects of a $3,505,000 loss attributable to the proposed settlement of the Class Action, which is litigation related to our MGT subsidiary, and a $1,741,000 gain from the settlement of all claims and disputes with Scient Corporation, a former vendor, which resulted in the cancellation of a promissory note that we had issued to Scient in September 2000. We incurred no similar litigation costs in fiscal 2001.

         Nonrecurring charges for fiscal 2002 included the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. There were no similar nonrecurring charges in fiscal 2001.

         Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. No federal income tax expense has been incurred because of our consolidated net operating losses. The 31% increase in income taxes in fiscal 2002, as compared to fiscal 2001, was due to increases in state taxes incurred by Southern Flow in Louisiana, Oklahoma, and Mississippi.

QUARTERLY FLUCTUATIONS

         Our quarterly revenues, expenses, margins, net income and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:

     - the size, timing and terms of sales and orders, including customers delaying, deferring or canceling purchase orders, or making smaller purchases than expected;

     - our ability to implement our business plans and strategies and the timing of such implementation;

     - the timing, pricing and market acceptance of our new products and services such as Metretek Florida's new InvisiConnect offering;

     - the pace of development of our new businesses and the growth of their markets;

     -   changes in our pricing policies and those of our competitors;

     - variations in the length of our product and service implementation process;

     -   changes in the mix of products and services having differing margins;

     -   changes in the mix of international and domestic revenues;

     -   the life cycles of our products and services;

     -   budgeting cycles of utilities and other major customers;

     -   general economic and political conditions;

     -   the resolution of pending and any future litigation and claims;

     - economic conditions in the energy industry, especially in the natural gas and electricity sectors;

     - the effects of governmental regulations and regulatory changes in our markets;

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

         Our revenues and other operating results are heavily dependant upon the volume and timing of customer orders and payments and the date of product delivery. The timing of large individual sales, such as the sale of Metretek Florida products to PSE&G during fiscal 2003, is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses in that quarter.

         Over PowerSecure's three year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year, for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through December 31, 2003, the majority of PowerSecure's revenues constituted non-recurring revenues.

         Metretek Florida has historically derived substantially all of its revenues from sales of its products and services to the utility industry. Metretek Florida has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the utility industry operates. The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. In recent years, Metretek Florida has diversified its business by entering the contract manufacturing market, but this business heavily depends upon the amount, size and timing of customer orders, and is subject to customers delaying, deferring or canceling purchase orders, or making smaller purchases than expected.

         Due to all of these factors and the other risks discussed below in this Item under " -- Additional Factors That May Affect Our Business and Our Future Results", quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

         Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of December 31, 2003, we had working capital of $5,964,000, including $2,102,000 in cash and cash equivalents, compared to working capital of $4,097,000 on December 31, 2002, which included $885,000 in cash and cash equivalents.

         Net cash provided by operating activities was $197,000 in fiscal 2003, consisting of approximately $1,337,000 of cash provided by operations, before changes in assets and liabilities, and approximately $1,140,000 of cash used by changes in working capital and other asset and liability accounts. This compares to net cash used by operating activities of $5,000 in fiscal 2002, consisting of approximately $1,155,000 of cash used by operations, before changes in assets and liabilities, and approximately $1,150,000 of cash provided by changes in working capital and other asset and liability accounts.

         Net cash provided by investing activities was $37,000 in fiscal 2003, as compared to net cash used of $444,000 in fiscal 2002. The net cash provided by investing activities during fiscal 2003 was attributable to distributions from an unconsolidated affiliate, partially offset by the purchase of equipment primarily at PowerSecure and Southern Flow. The net cash used by investing activities during fiscal 2002 was attributable to the purchase of equipment primarily at Metretek Florida, which was partially offset by distributions from an unconsolidated affiliate.

         Net cash provided by financing activities was $983,000 in fiscal 2003, compared to net cash provided by financing activities of $637,000 in fiscal 2002. The net cash provided by financing activities during fiscal 2003 represented net borrowings on our line of credit, including amounts borrowed by PowerSecure, and proceeds from an equipment loan which were partially offset by payments on our equipment loans and payments on our capital lease obligations and a mortgage loan. The net cash provided by financing activities during fiscal 2002 represented net borrowings on Metretek Florida's line of credit and proceeds from an equipment loan offset, in part, by Common Stock repurchases and payments on our mortgage loan and capital lease obligations.

         Our research and development expenses totaled $627,000 during fiscal 2003, compared to $552,000 during fiscal 2002. Virtually all of our fiscal 2003 research and development expenses were directed toward the enhancement of Metretek Florida's business, including the development of its new M2M communication products such as InvisiConnect and DCM100. During fiscal 2004, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services, especially the products, services and technologies of Metretek Florida. We anticipate that our research and development expenses in fiscal 2004 will total approximately $812,000.

         Our capital expenditures in fiscal 2003 were approximately $296,000, compared to $546,000 during fiscal 2002. Our capital expenditures in fiscal 2003 were used primarily to acquire fabrication and construction equipment at PowerSecure and to replace existing plant and equipment items at Southern Flow. We anticipate capital expenditures in fiscal 2004 of approximately $425,000. We also expect to acquire approximately $600,000 of equipment through capital leases in the second quarter of fiscal 2004, substantially all of which will be used to increase MCM's production capacity. In addition, the development of PowerSecure's "company-owned" program business would entail significant additional capital expenditures, which would require and depend upon us raising substantial additional capital. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

         Working Capital Credit Facility. Through the agreements discussed below, we have obtained a $3 million credit facility ("Credit Facility") with Wells Fargo Business Credit, Inc. ("Wells Fargo") that matures in September 2006. The Credit Facility restricts our ability to sell or finance our subsidiaries, without Wells Fargo's consent. The Credit Facility, which constitutes our primary credit agreement, is used primarily to fund the operations and growth of our subsidiaries, especially PowerSecure and MCM.

         The Credit Facility consists of separate credit agreements between Wells Fargo and each of Southern Flow, Metretek Florida and PowerSecure, as borrowers. At December 31, 2003, we had an aggregate borrowing base of $3,000,000 under the Credit Facility, of which $2,545,000 had been borrowed, leaving $455,000 available to borrow.

         The Credit Facility contains minimum interest charges and unused credit line and termination fees. The obligations of each of the borrowers have been guaranteed by Metretek Technologies, the other borrowers and MCM. These guarantees have been secured by guaranty agreements and security agreements entered into by the guarantors. The security agreements grant to Wells Fargo a first priority security interest in virtually all of the assets of each of the guarantors. The Credit Facility is further secured by a first priority security interest in virtually all of the assets of each borrower. Each credit agreement contains standard affirmative and negative covenants by the borrower, including financial covenants and other standard covenants related to operations, including limitations on future indebtedness and the payment of dividends the sale of assets and other corporate transactions, without Wells Fargo's consent.

         In September 2001, Southern Flow entered into a Credit and Security Agreement with Wells Fargo, providing for a $2,000,000 credit facility (the "Southern Flow Credit Facility"). Amounts borrowed under the Southern Flow Credit Facility bear interest at prime plus one percent. Southern Flow is permitted to advance funds under the Southern Flow Credit Facility to the guarantors, provided that total inter-company indebtedness owing from all guarantors to Southern Flow at the end of each month may not exceed the cumulative net income of Southern Flow from January 1, 2001 until such date or reduce Southern Flow's tangible book net worth below $1,400,000. Borrowings under the Southern Flow Credit Facility are limited to a borrowing base consisting of the sum of 85% of Southern Flow's eligible accounts receivable plus the lesser of 20% of Southern Flow's eligible inventory (consisting primarily of raw materials and finished goods inventory) or $200,000.

         In September 2002, Metretek Florida entered into a Credit and Security Agreement with Wells Fargo, providing for an additional $1,000,000 credit facility (the "Metretek Florida Credit Facility"). Amounts borrowed under the Metretek Florida Credit Facility bear interest at prime plus two percent. Borrowings under the aggregate Credit Agreement are limited to a borrowing base equal to 80% of Metretek Florida's eligible accounts receivable. Metretek Florida is permitted to advance funds under the Metretek Florida Credit Facility to the guarantors, provided that after making such advances the Metretek Florida Credit Facility availability is not less than $100,000, and that advances to the guarantors and repayment to the guarantors on existing advances do not exceed $400,000 during 2004. As of December 31, 2003, Metretek Florida was not in compliance with the minimum tangible net worth and the minimum net income financial covenants in the Metretek Florida Credit Facility, but Wells Fargo has waived these financial covenants for that period and has established the financial covenants for Metretek Florida for 2004.

         In September 2003, we modified the Credit Facility by:

              - adding PowerSecure as an additional borrower under the Credit Facility through a Credit and Security Agreement between Wells Fargo and PowerSecure (the "PowerSecure Credit Facility"), which added certain eligible accounts receivable of PowerSecure to the borrowing base of the Credit Facility; and

              - amending the Southern Flow Credit Facility and the Metretek Florida Credit Facility to extend the maturity dates of each to September 30, 2006, and to make certain other changes reflected above.

         The $3,000,000 maximum borrowing capacity under the Credit Facility was not changed in the Credit Facility restructuring, although the additional assets of PowerSecure included in the borrowing base facilitated increased borrowing capacity, up to the maximum limit. Borrowings under the PowerSecure Credit Facility are limited to a borrowing base equal to 80% of PowerSecure's eligible accounts receivable. PowerSecure is permitted to advance funds under the PowerSecure Credit Facility to the guarantors, provided that after making such advances the PowerSecure Credit Facility availability is not less than $100,000 and that total advances to the guarantors did not exceed $800,000 during 2003.

         Heins Stipulation. On March 27, 2003, we filed the Heins Stipulation, which was amended in March 2004. The Heins Stipulation contains the terms and conditions of the Heins Settlement, which is intended to fully resolve all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement is contingent, among other things, upon the payment of at least $2,375,000 from the proceeds of our directors' and officers' insurance policy and court approval. The Policy proceeds will be made available under the terms of the Interpleader Settlement. In settlement of the Interpleader Action, Gulf has agreed to pay into escrow $2,375,000 in Policy proceeds to be used in the Heins Settlement. Pursuant to the Heins Stipulation, we have paid $375,000 into escrow for use in the Heins Settlement, and we have agreed to issue the Heins Settlement Note payable to the Heins Settlement Fund in the amount of $3.0 million, and to commence payments thereunder in escrow, upon the earlier of June 30, 2004 or 51 days after the date the Denver Court grants final approval (subject to appeal) of the Heins Settlement. The Heins Settlement Note will bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, and will be guaranteed by the 1997 Trust and all of our subsidiaries. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then the Heins Settlement Fund will be funded by the escrowed funds and by our payments on the Heins Settlement Note directly to the Heins Settlement Fund. If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, then the escrowed payments we have made will be returned to us. This litigation and proposed settlement are more fully discussed in "Item 3. Legal Proceedings" of this Report. The loss resulting from the amount due on the items settlement, other than interest on the Heins Settlement Note, was recorded in fiscal 2002.

         Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. In addition, we are obligated to make future payments under the Credit Facility and a mortgage loan, and to redeem our Series B Preferred Stock in December 2004. Moreover, if the Heins Stipulation becomes effective, we will be required to make certain payments under its terms. The following table sets forth our contractual obligations and commercial commitments as of December 31, 2003:

                                                         PAYMENTS DUE BY PERIOD (1)
                                   -------------------------------------------------------------------
                                                  LESS THAN                                 MORE THAN
                                      TOTAL        1 YEAR      1 - 3 YEARS   4 - 5 YEARS     5 YEARS
                                   -----------   -----------   -----------   -----------   -----------
Contractual Obligations
    Credit Facility (2)            $ 2,545,000   $         -   $ 2,545,000   $         -   $         -
    Capital Lease Obligations           46,000        29,000        17,000             -             -
    Operating Leases                 2,533,000       939,000     1,036,000       558,000             -
    Series B Preferred Stock (3)     9,422,000     9,422,000             -             -             -
    Heins Settlement (4)             3,375,000       937,500     1,500,000       937,500             -
    Other Long-Term
       Obligations                     432,000       188,000        34,000       210,000             -
                                   -----------   -----------   -----------   -----------   -----------

            Total                  $18,353,000   $11,515,500   $ 5,132,000   $ 1,705,500   $         0
                                   ===========   ===========   ===========   ===========   ===========

------------------

(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of December 31, 2003, not projected borrowings under the Credit Facility.

(3) Based upon accrued and unpaid dividends as of December 31, 2003, although the redemption date is December 9, 2004. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock, but the amount set forth in the table assumes no shares of Series B Preferred Stock are converted prior to the redemption date.

(4) Assumes payments begin on the Heins Settlement Note on June 30, 2004, but excludes interest. We cannot provide any assurance that the Heins Settlement will obtain final approval and become effective, or if so, on the timing of such approval or effectiveness. See "Item 3. Legal Proceedings" in this Report.

         Off-Balance Sheet Arrangements. During fiscal 2003, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

         Liquidity. Based upon our plans and assumptions as of the date of this Report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments, other than the redemption requirement under the terms of our Series B Preferred Stock. However, any projections of our future cash needs and cash flows are subject to substantial risks and uncertainties. See "--Additional Factors that May Affect Our Business and Future Results" below in this Item. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when and as needed.

         Under the terms of our Series B Preferred Stock, we will be required to redeem all shares of our Series B Preferred Stock that remain outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock. While the conversion of any shares of Series B Preferred Stock into shares of Common Stock prior to the redemption date will reduce our redemption obligation, we cannot provide any assurance that any shares of Series B Preferred Stock will be converted. As of December 31, 2003, the total redemption obligation was approximately $9.4 million. While we do not currently have the funds to satisfy that redemption obligation, we intend to either restructure that obligation with the holders of the Series B Preferred Stock in a manner satisfactory to us, such as by deferring the redemption date on all or part of the shares, or to raise sufficient additional capital to fund that obligation through the sale of debt or equity securities or through the sale of a portion of our business or assets, or some combination of the foregoing. We believe that, even if we are unable to restructure the redemption obligation or to raise sufficient capital to fund that obligation through the issuance of debt or equity securities, we will be able to receive sufficient proceeds to fund that obligation through the sale of all or part of one or more of our existing businesses. However, there is no assurance we will be able to raise sufficient proceeds, as any of these capital raising activities may require the consent of others, including the holders of our Series B Preferred Stock and our primary lender, and there is no assurance that such persons will provide the requisite consents. In addition, our ability to raise additional capital depends on many other factors, including general market conditions, our operating performance and investor sentiment, and thus cannot be assured. Moreover, the terms of any financing could be adverse to the interests of our stockholders. If we are unable to satisfy or satisfactorily restructure our redemption obligations under the Series B Preferred Stock, then our business, financial condition and results of operations may be materially affected. See " -- Additional Factors That May Affect Our Business and Future Results" below in this Item.

         For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, operations or other cash flow needs, other than the Series B Preferred Stock redemption obligation:

         - While we have reorganized our Metretek Florida business with the goal of making it cash flow positive, the operations of Metretek Florida, or its subsidiary MCM, may require us to fund future operating losses or the costs of business expansion.

         - The costs of financing the continuing and anticipated development and growth of PowerSecure, including the equipment, labor and other capital costs of significant turn-key projects that arise from time to time depending on backlog and customer requirements, and similar costs associated with developing any future distributed generation systems for PowerSecure's company-owned business package, could require significant additional funds that are in excess of our current capital resources.

         - From time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. Our ability to finance any an acquisition in the future will likely be dependent upon our ability to raise additional capital. As of the date of this Report, we have not entered into any binding agreement or understanding committing us to any such acquisition, but we regularly engage in discussions related to such acquisitions.

         - We continually evaluate our opportunity to raise additional funds in order to improve our financial position as well as our cash flow requirements, and we may seek additional capital in order to take advantage of such an opportunity or to meet changing cash flow requirements.

         - An adverse resolution to the Class Action, if the Heins Settlement does not become effective, or to other claims that may arise from time to time against us, could significantly increase our cash requirements beyond our available capital resources.

         - Unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales beyond our current expectations.

         We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. However, our ability to obtain additional capital when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lender or of the holders of our Series B Preferred Stock. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our current lender or to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 did not have any effect on our consolidated financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and we adopted the recognition provisions of FIN 45 during the first quarter 2003, and such adoptions did not have any effect on our consolidated financial position, results of operations or cash flows.

         In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation (the "fair value method"). FAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of FAS 148 are effective in fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have any impact on our consolidated financial position, results of operations or cash flows since we have not adopted the fair value method. However, should we be required to adopt the fair value method in the future, such adoption would have a material impact on our consolidated financial position and results of operations. See the notes to our consolidated financial statements included elsewhere in this Report for additional disclosure concerning stock-based compensation.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we currently have no variable interest entities, the adoption of FIN 46 did not have any effect on our consolidated financial position, results of operations or cash flows.

         In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any effect on our consolidated financial position, results of operations or cash flows.

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

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

         Our business and future operating results may be affected by many risks, uncertainties and other factors, including those set forth below and those contained elsewhere in this Report. However, the risks, uncertainties and other factors described in this Report are not the only ones we face. There may be additional risks, uncertainties and other factors that we do not currently consider material or that are not presently known to us. If any of the following risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. When we say that something could have a material adverse effect on us or on our business, we mean that it could have one or more of these effects.

         WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER BECOME PROFITABLE

         We have incurred net losses in each prior year of our operations since our inception, including a net loss applicable to common shareholders of $11,000 in fiscal 2003 and a net loss applicable to common shareholders of $4.2 million in fiscal 2002. As of December 31, 2003, we had an accumulated deficit of approximately $54 million. We may never achieve profitability, and even if we do we may not be able to sustain or increase that profitability on a quarterly or annual basis in the future. We may incur expenses in excess of revenues, including significant costs in developing and expanding the contract manufacturing business of MCM and the InvisiConnect((TM)) business of Metretek Florida, and we will continue to accrue the preferred stock deemed distribution in fiscal 2004. In addition, while our revenues in fiscal 2003 increased significantly over our revenues in fiscal 2002, there is no guarantee that our future revenues will continue to grow significantly, if at all. If our future revenues do not meet our expectations, or if our operating expenses exceed what we anticipate or cannot be reduced below our revenues, our business, financial condition and results of operations will be materially and adversely affected.

         IF WE ARE UNABLE TO SATISFACTORILY RESTRUCTURE, OR TO RAISE SUFFICIENT ADDITIONAL CAPITAL FUNDS TO MEET, OUR OBLIGATION TO REDEEM THE SERIES B PREFERRED STOCK IN DECEMBER 2004, THEN OUR ASSETS, BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED, AND WE MAY FACE A CHANGE IN CONTROL IN OUR BOARD OF DIRECTORS

         Under the terms of our Series B Preferred Stock, we are required to redeem all shares of Series B Preferred Stock that remain outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends, which as of December 31, 2003 was approximately $9.4 million. We do not currently have the funds to satisfy that redemption obligation. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock. While the conversion of any shares of Series B Preferred Stock into shares of Common Stock prior to the redemption date will reduce our redemption obligation, we cannot provide any assurance that any shares of Series B Preferred Stock will be converted. Accordingly, we intend to either restructure that obligation with the holders of our Series B Preferred Stock in a manner satisfactory to us, such as by deferring the redemption date on all or part of the shares, or by raising sufficient additional capital to fund that obligation through the sale of debt or equity securities or of one or more of our businesses. However, there is no assurance we will be able to do either, as such actions require the consents of others that we may not obtain, including the holders of our Series B Preferred Stock and our primary lender. In addition, our ability to raise additional capital depends on many factors, including general market conditions, our operating performance, and investor sentiment, and thus cannot be assured. Moreover, the terms of any financing could be adverse to the interests of our stockholders. If we are unable to satisfy or satisfactorily restructure our redemption obligations under the Series B Preferred Stock, then our business, financial condition and results of operations may be materially and adversely affected. In such event, holders of the Series B Preferred Stock will have the right to elect sufficient directors to control a majority of our Board of Directors until the redemption obligation is fully satisfied, and the dividend rate on the Series B Preferred Stock will increase from 8% to 10% and continue to increase by 0.5% each six months to a maximum rate of 15%.

         WE MAY ALSO REQUIRE A SUBSTANTIAL AMOUNT OF ADDITIONAL FUNDS TO FUND OUR OTHER CAPITAL REQUIREMENTS AND TO FINANCE THE GROWTH OF OUR BUSINESS, BUT WE MAY NOT BE ABLE TO RAISE A SUFFICIENT AMOUNT OF FUNDS TO DO SO ON TERMS FAVORABLE TO US AND OUR STOCKHOLDERS OR AT ALL

         In addition to our obligation to redeem the Series B Preferred Stock in December 2004, we may need to obtain additional capital to fund our other capital obligations and to finance the development and expansion of our business. For example, we will need substantial additional capital to expand our contract manufacturing business and to finance the development of our InvisiConnect((TM)) business. In addition, we may need substantial additional capital if we proceed to develop the company-owned business of PowerSecure, in order to fund our acquisition of capital equipment for distributed generation systems to be owned by PowerSecure. Further, under the Heins Stipulation we are required to make payments on the $3 million Heins Settlement Note, plus interest, over a four year period commencing no later than June 30, 2004. If the Heins Stipulation is not approved and the Class Action proceeds, a resolution of the litigation adverse to us could also significantly increase our cash requirements beyond our available capital resources. See "Item 3. Legal Proceedings" in this Report. In addition, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will probably require us to raise additional capital, as of the date of this Report, we have not entered into any agreement committing us to any such acquisition. Moreover, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. We cannot provide any assurance that we will be able to raise additional capital when needed or desired, or that the terms of such capital will be favorable to us and our stockholders.

         Our current credit arrangement is the $3 million Credit Facility, which has a term that has been extended to September 2006. Our ability to borrow funds under the Credit Facility is limited to our loan availability based upon certain assets of our subsidiaries. As of December 31, 2003, we had an aggregate loan availability under the Credit Facility of approximately $3,000,000, of which $2,545,000 had been borrowed, leaving $455,000 available for future use. The amount of our loan availability, as well as the amount borrowed under the Credit Facility, will change in the future depending on our asset base and our capital requirements.

         Our current Credit Facility has a number of financial covenants that our subsidiaries must satisfy. Our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance. If any of our borrowing subsidiaries is unable to fully satisfy the financial covenants of the Credit Facility, it will breach the terms of the Credit Facility. We have secured our obligations under the Credit Facility by pledging substantially all of our assets as collateral. Additionally, our subsidiaries have guaranteed the repayment of our obligations under the Credit Facility. Any breach of these covenants, or any other event or circumstance that Wells Fargo deems impairs our ability to fulfill our obligations under the Credit Agreement, could result in a default under the Credit Facility and an acceleration of payment of all outstanding debt owed, which would materially and adversely affect our business.

         We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including general market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, raising capital could require the consent of Wells Fargo, our lender, or of the holders of our Series B Preferred Stock. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our lender and to the holders of our Series B Preferred Stock, if their consents are required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

         IF THE PROPOSED SETTLEMENT OF THE CLASS ACTION DOES NOT BECOME EFFECTIVE, OR IF IN THE FUTURE WE BECOME SUBJECT TO NEW LAWSUITS, AND IF ANY OF THOSE LAWSUITS ARE SUCCESSFULLY PROSECUTED AGAINST US, OUR BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATING COULD BE MATERIALLY AND ADVERSELY AFFECTED

         We are in the process of resolving the Class Action lawsuit against us and some of our subsidiaries and affiliates and their officers, directors and trustees. The Class Action and the terms and conditions of the Heins Settlement are described in "Item 3. Legal Proceedings" in this Report. The Heins Settlement is subject to various conditions, including preliminary and final court approval, and is subject to appeal or challenge even if final approval is granted by the court. Accordingly, we cannot provide any assurance that the Heins Settlement will become effective. If the Heins Settlement does not become effective, then the Class Action will continue to be prosecuted against us. While we expect to defend the claims against us in the Class Action vigorously, due to the inherent uncertainty of litigation, it is not possible at this time to predict the outcome of this litigation or the impact the ultimate resolution of this litigation would have on us, if the Heins Settlement does not become effective. An adverse judgment against us would materially and adversely affect our business, financial condition and results of operations.

         From time to time we are also involved in other disputes and legal actions that arise in the ordinary course of business. We cannot provide any assurance that any such future litigation and claims against us could not materially and adversely affect our business, financial condition and results of operation.

         OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PROJECT AND HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND FLUCTUATIONS IN THE FUTURE MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

         Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and any of which may cause the trading price of our Common Stock to fluctuate. See "-- Quarterly Fluctuations" above in this Item. Because we have little or no control over most of these factors, our future operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

         Due to all of these factors and the other risks discussed in this Report, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors, causing the trading price of our Common Stock to fall.

         BECAUSE SOME OF OUR BUSINESS AND PRODUCT OFFERING, HAVE LIMITED HISTORIES AND THEIR BUSINESS STRATEGIES ARE STILL BEING DEVELOPED AND ARE UNPROVEN, LIMITED INFORMATION IS AVAILABLE TO EVALUATE THEIR FUTURE PROSPECTS

         Our business strategy includes the development and expansion of new businesses and product lines from time to time. Our plans and strategies with respect to these new businesses are often based on unproven models and must be developed and modified. Our future success depends in large part upon our ability to develop these new businesses so that they will generate significant revenues, profits and cash flow.

         As a company developing new businesses in the rapidly evolving energy and technology markets, we face numerous risks and uncertainties which are described in this Item as well as other parts of this Report. Some of these risks relate to our ability to:

         - anticipate and adapt to the changing regulatory climate for energy and technology products, services and technology;

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

         - implement an effective marketing strategy to promote awareness of our new businesses, products and services; and

         - develop and deploy successful versions of the software necessary for our products and services.

         Our business and financial results in the future will depend heavily on the market acceptance and profitability of our new businesses and these new product and service offerings lines. If we are unsuccessful in addressing these risks or in executing our business strategies, or if our business model fails or is invalid, then our business would be materially and adversely affected.

         RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR SERIES B PREFERRED STOCK, OUR CURRENT CREDIT FACILITY, AND THE HEINS STIPULATION COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL

         The terms of our Series B Preferred Stock, our current Credit Facility and the Heins Stipulation contain financial and operating covenants that limit the discretion of our management. These covenants place significant restrictions on our ability to:

         -    incur additional indebtedness;

         -    create liens or other encumbrances;

         -    issue or redeem our securities;

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

         DIVIDENDS ON THE SERIES B PREFERRED STOCK DECREASE OUR NET INCOME OR INCREASE OUR NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND DECREASE OUR NET INCOME OR INCREASE OUR NET LOSS PER COMMON SHARE

         Due to our issuance of the Series B Preferred Stock in December 1999 and February 2000 as part of our offering of "Units", which also included shares of Common Stock and Common Stock Purchase Warrants, we recognize the 8% coupon rate and certain "deemed distributions" as dividends on the Series B Preferred Stock. The proceeds from the sale of the Units were allocated to the Common Stock, the Unit Warrants and the Series B Preferred Stock based on the relative fair value of each. This allocation process resulted in the Series B Preferred Stock that we sold on February 4, 2000 being initially recorded at a discount from its $1,000 per share liquidation value. This discount will be recorded as a distribution over the term of the Series B Preferred Stock. Another discount resulted from the increase in the fair market value of a share of our Common Stock from the date we offered to sell 5,550 Units to February 4, 2000, the date we actually issued the Units. This increase caused the conversion feature of the Series B Preferred Stock to be "in the money" on February 4, 2000. The discount related to the "in the money" conversion feature has been recorded as a distribution between February 4, 2000 and June 9, 2000, after which date the Series B Preferred Stock could first be converted into our Common Stock. The Series B Preferred Stock dividends adversely affected our operating results in fiscal 2001, fiscal 2002 and fiscal 2003 by significantly decreasing the net income or increasing the net loss available to common shareholders and decreasing the net income or increasing the net loss per common share, and will continue to adversely affect our operating results through fiscal 2004. By adversely affecting our operating results, the accounting treatment of these dividends could adversely affect the trading price of our Common Stock.

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

         MANY OF OUR PRODUCTS AND SERVICES EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER OR YEAR

         Our products and services are often used by our customers to address critical business needs. Customers generally consider a wide range of issues before making a decision to purchase our products and services. In addition, the purchase of some of our products and services involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer's organization. Our sales cycle may vary based on the industry in which the potential customer operates and is difficult to predict for any particular transaction. The length and variability of our sales cycle makes it difficult to predict whether particular sales will be concluded in any given quarter. While our customers are evaluating our products and services before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long-lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

         IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS AND SERVICES THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED

         Our future success will depend on our ability to develop new and enhanced products and services that achieve market acceptance in a timely and cost-effective manner. The development of technology is often complex, and we occasionally have experienced delays in completing the development and introduction of new products and services and enhancements thereof. Successful development and market acceptance of our products and services depends on a number of factors, including:

         -    changing requirements of customers;

         -    accurate prediction of market requirements;

         -    timely completion and introduction of new designs;

         -    quality, price, performance, power use and size of our products;

         - availability, quality, price and performance of competing products, services and technologies;

         -    our customer service and support capabilities and responsiveness;

         - successful development of our relationships with existing and potential customers; and

         -    changes in technology, industry standards or end-user preferences.

         We cannot provide assurance that products and services which we recently have developed or may develop in the future will achieve market acceptance. If our new products and services fail to achieve market acceptance, or if we fail to develop new or enhanced products and services that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

         FROM TIME TO TIME WE DEPEND ON REVENUES FROM SIGNIFICANT CONTRACTS, AND ANY LOSS, CANCELLATION, REDUCTION, OR DELAY IN THESE CONTRACTS COULD HARM OUR BUSINESS AND OPERATING RESULTS

         From time to time, one or more of our subsidiaries have derived a material portion of our revenue from one or more individual contracts that could be terminated by the customer at the customer's discretion. It is possible that in future periods we may again enter into individual contracts with significant revenue concentrations. If such contracts were to be terminated, our revenues and net income would significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to purchase our products and services in the same amounts as in prior years. Our business and operating results would be hindered by:

         -    the loss of one or more large customers;

         -    any reduction or delay in sales to these customers;

         - our inability to successfully develop relationships with additional customers; or

         -    future price concessions that we may have to make.

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

         IF WE ARE UNABLE TO CONTINUE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED

         We believe our future success will depend in large part upon our ability to attract and retain highly qualified technical, managerial, sales, marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employment in the future. The loss of the services of any of our key personnel could have a material adverse effect on our business. We cannot assure you that we will be able to retain our current key personnel or that we will be able attract or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our failure to attract and retain highly qualified personnel could materially and adversely affect our business.

         WE FACE INTENSE COMPETITION IN THE MARKETS FOR OUR PRODUCTS, SERVICES AND TECHNOLOGY, AND IF WE CANNOT SUCCESSFULLY COMPETE IN THOSE MARKETS, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED

         The markets for our products, services and technology are intensely competitive and subject to rapidly changing technology, new products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new business as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results.

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

         DOWNTURNS IN GENERAL ECONOMIC AND MARKET CONDITIONS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         There is potential for a downturn in general economic and market conditions. Various segments of the economy in general, and of the energy industry in particular, have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. The most recent downturn was especially strong in the technology industry. Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, including global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. An economic downturn coupled with a decline in our revenues could affect our ability to secure additional financing or raise additional funds to meet capital requirement, support working capital requirements and growth objectives, maintain existing financing arrangements, or for other purposes. As a result, any economic downturns in general or in our markets, particularly those affecting industrial and commercial users of natural gas and electricity, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

         CHANGES IN OUR PRODUCT MIX COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         The margins on our revenues from some of our product and service offerings is higher than the margins on our other product and service offerings. For example, revenues from some of Metretek Florida's AMR devices have significantly higher margins than Metretek Florida's contract manufacturing revenues. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower net income, or higher net losses, and less cash flow on the same amount of revenues.

         OUR MANAGEMENT OF PRIVATE ENERGY PROGRAMS PRESENTS RISKS TO US

         MGT is our subsidiary that manages and holds a minority ownership interest in one continuing private energy program and in one discontinued private energy program. While MGT does not intend to form any new private programs, it may from time to time repurchase interests in the continuing program or to initiate or manage actions intended to expand its assets or activities. These private programs were financed by private placements of equity interests raising capital to acquire the assets and business operated by the program. Our management of these energy programs presents risks to us, including:

         - lawsuits by investors in these programs who become dissatisfied with the result of these programs, including the lawsuit described in "Item 3. Legal Proceedings" of this Report;

         - material adverse changes in the business, results of operations and financial condition of the programs due to events, conditions and factors outside of our control, such as general and local conditions affecting the energy market generally and the revenues of the programs specifically;

         -    annual preferred shareholder interest repurchase commitments;

         - risks inherent in managing a program and taking significant actions that affect its investors;

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

         WE DO NOT HAVE LONG-TERM PURCHASE AGREEMENTS WITH MOST OF OUR CUSTOMERS, AND, AS A RESULT, MOST OF OUR CUSTOMERS COULD STOP PURCHASING OUR PRODUCTS AND SERVICES AT ANY TIME

         We generally do not obtain firm, long-term volume purchase commitments from our customers, and we generally experience short lead-times for customer orders. In addition, customer orders can be canceled and volume levels can be reduced or delayed. We may be unable to replace canceled, delayed or reduced orders with new business. For example, most of PowerSecure's revenues are derived on a non-recurring, project by project basis, and there is no assurance that its revenues and business will continue to grow.

         OUR INTERNATIONAL SALES ACTIVITIES ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS IF THEY MATERIALIZE

         We market and sell some of our products and services in international markets. Our revenues from sales into international markets were approximately 3% of our consolidated revenues in each of the past three fiscal years. One component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers. However, we have only limited experience in international operations, including developing localized versions of our products and services and in developing relationships with international service providers. We cannot provide any assurance that we will be successful in expanding our international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

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

         -    the potential exchange and repatriation of foreign earnings; and

         -    the localization and translation of products and services.

         Our success in expanding our international sales activities will depend in large part on our ability to anticipate and effectively manage these and other risks, many of which are outside of our control. Any of these risks could materially and adversely affect our international operations and, consequently, our operating results. We cannot provide any assurance that we will be able to successfully market, sell and deliver our products and services in foreign markets.

         WE MAY BE UNABLE TO SUCCESSFULLY ACQUIRE OTHER BUSINESSES, TECHNOLOGY OR COMPANIES, OR TO FORM STRATEGIC ALLIANCES AND RELATIONSHIPS, OR TO SUCCESSFULLY REALIZE THE BENEFITS OF ANY ACQUISITION OR ALLIANCE

         In the past, we have grown by acquiring complimentary businesses, technologies, services and products and entering into strategic alliances and relationships with complimentary businesses. We evaluate potential acquisition opportunities from time to time, including those that could be material in size and scope. As part of our growth strategy, we intend to continue to evaluate potential acquisitions, investment opportunities and strategic alliances on an ongoing basis as they present themselves to facilitate our ability to enhance our existing products, services and technology, and introduce new products, services and technology, on a timely basis. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate acquisition opportunity, we may not be able to successfully finance the acquisition. A failure to identify or finance future acquisitions may impair our growth and adversely affect our business.

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

         - difficulties in retaining relationships with customers, employees and suppliers of the acquired company;

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

         IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WE COULD LOSE IMPORTANT PROPRIETARY TECHNOLOGY, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         Our success and ability to compete depends, in substantial part, upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products, services and technology from those of our competitors. The unauthorized use of our intellectual property rights and proprietary technologies by others could materially harm our business. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. Although we hold copyrights and trademarks in our business, and we have applied for a patent and the registration of a number of new trademarks and service marks and intend to introduce new trademarks and service marks, we believe that the success of our business depends more upon our proprietary technology, information, processes and know-how than on patents or trademark registrations. In addition, much of our proprietary information and technology may not be patentable. We may not be successful in obtaining any patents or in registering new marks.

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

         We may need to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of other companies' proprietary rights in the future. However, litigation could result in significant costs or the diversion of management and financial resources. We cannot assure you that any such litigation will be successful or that we will prevail over counterclaims against us. Our failure to protect any of our important intellectual property rights or any litigation that we resort to in order to enforce those rights could materially and adversely affect our business.

         IF WE FACE CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT BY THIRD PARTIES, WE COULD ENCOUNTER EXPENSIVE LITIGATION, BE LIABLE FOR SIGNIFICANT DAMAGES OR INCUR RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES

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

         In recent years, there has been a significant amount of litigation in the United States involving patents and other intellectual property rights. In the future, we may be a party to litigation as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

         - stop selling, incorporating or using our products and services that use the infringed intellectual property;

         - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on commercially reasonable terms, or at all; or

         -    redesign the products and services that use the technology.

         If we are forced to take any of these actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

         RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS

         The terrorist attacks on September 11, 2001 disrupted commerce throughout the world. In response to such attacks, the U.S. is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in reductions in capital expenditures or spending on technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products or services, our business and results of operations could be materially and adversely affected.

         WE FACE SOME RISKS THAT ARE INHERENT IN NATURAL GAS AND ELECTRICAL OPERATIONS

         Some of our operations are subject to the hazards and risks inherent in the servicing and operation of natural gas assets, including encountering unexpected pressures, explosions, fire, natural disasters, blowouts, cratering and pipeline ruptures, as well as in the manufacture, sale and operation of electrical equipment such as PowerSecure's distributed generation system, including electrical shocks, which hazards and risks could result in personal injuries, loss of life, environmental damage and other damage to our properties and the properties of others. These operations involve numerous financial, business, regulatory, environmental, operating and legal risks. Damages occurring as a result of these risks may give rise to product liability claims against us. We have product liability insurance generally providing up to $6 million coverage per occurrence and $7 million annual aggregate coverage. Although we believe that our insurance is adequate and customary for companies of our size that are engaged in operations similar to ours, losses due to risks and uncertainties could occur for uninsurable or uninsured risks or could exceed our insurance coverage. Therefore, the occurrence of a significant adverse effect that is not fully covered by insurance could have a material and adverse effect on our business. In addition, we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.

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

         Our business operations are subject to varying degrees of federal, state, local and foreign laws and regulations. Regulatory agencies may impose special requirements for implementation and operation of our products, services or technologies that may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant laws, regulations and requirements may be adopted or imposed in the future. Furthermore, some of our customers must comply with numerous laws and regulations. The modification or adoption of future laws and regulations could adversely affect our business and our ability to continually modify or alter our methods of operations at reasonable costs. We cannot provide any assurances that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties which could materially and adversely affect our business.

         OUR BUSINESS COULD SUFFER IF WE CANNOT MAINTAIN AND EXPAND OUR CURRENT STRATEGIC ALLIANCES AND DEVELOP NEW ALLIANCES

         One element of our business strategy is the development of corporate relationships such as strategic alliances with other companies to provide products and services to existing and new markets and to develop new products and services and enhancements to existing products and services. We believe that our success in the future in penetrating new markets will depend in large part on our ability to maintain these relationships and to cultivate additional or alternative relationships. However, we cannot assure you that we will be able to develop new corporate relationships, or that these relationships will be successful in achieving their purposes. Our failure to continue our existing corporate relationships and develop new relationships could materially and adversely affect our business.

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

         As of February 27, 2004, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 55% of our outstanding Common Stock, assuming they exercise or convert all stock options, warrants and convertible preferred stock within 60 days of that date. As a result, these stockholders could, as a practical matter, exercise a significant level of control over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, sales of substantially all of our assets and other significant corporate transactions. The interests of these stockholders may differ from the interests of other stockholders. In addition, this concentration of stock ownership may have the effect of discouraging, delaying or preventing a change in control of us.

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

         On February 27, 2004, 6,149,421 shares of Common Stock were outstanding. On the same date, options to purchase 1,706,473 shares of Common Stock were outstanding, and shares that may be acquired upon exercise of these stock options are eligible for sale on the public market from time to time subject to vesting. Also, on that date, 7,000 shares of Series B Preferred Stock convertible into 3,168,540 shares of Common Stock, and warrants to purchase 716,430 shares of Common Stock, were outstanding. The resale of virtually all shares underlying these warrants and other rights are covered by a currently effective registration statement. The exercise or conversion of outstanding options, warranties and other rights to purchase our Common Stock will dilute the remaining ownership of other holders of our Common Stock. In addition, the sale in the public market of a significant number of these shares issuable upon the exercise of options, warrants and other rights, or the perception that such sales could occur, could cause the price of the Common Stock to decline.

         CHANGES IN LAWS, REGULATIONS AND FINANCIAL ACCOUNTING STANDARDS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND OUR REPORTED RESULTS OF OPERATIONS

         Recently enacted and proposed changes in the laws and regulations affecting public companies, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, may cause us to incur increased costs of compliance and result in changes in accounting standards or accepted practices within our industry. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price. For example, proposals have been made concerning the expensing of employee stock options which could result in rules or laws that could adversely affect our reported financial results and have an adverse effect on our stock price. New rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, forcing us to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as our executive officers.

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

         Some provisions in our Second Restated Certificate of Incorporation ("Second Restated Certificate"), our Amended and Restated By-Laws ("By-Laws"), and our stockholder rights plan, as well as some provisions of Delaware law, could have the effect of discouraging, delaying or preventing a third party from attempting to acquire us, even if doing so would be beneficial to stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. These provisions include:

         - a classified Board of Directors in which only approximately one-third of the total Board members are elected at each annual meeting;

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

         - the dilutive effects of our stockholders rights plan to a potential acquirer;

         - a fair price provision that sets minimum price requirements for potential acquirers under certain conditions;

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

         WE HAVE NOT IN THE PAST AND WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK, AND EVEN IF WE DID OUR ABILITY TO PAY DIVIDENDS IS LIMITED

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

         We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our Credit Facility limit our ability to pay dividends (other than on our Series B Preferred Stock) by prohibiting the payment of dividends by our subsidiaries without the consent of the lender. In addition, the terms of our Series B Preferred Stock contain certain restrictions on our ability to pay dividends on our Common Stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

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

         -    the receipt or loss of significant customer orders;

         - introduction of new products and services by us or our competitors;

         - conditions or trends in the energy and technology industries in general, and in the particular markets we service;

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

         -    additions or departures of key personnel;

         -    general economic, business and market conditions; and

         - sales of our Common Stock by directors, executive officers and significant stockholders.

         Many of these factors are beyond our control. The occurrence of any one or more of these factors could cause the market price of our Common Stock to fall, regardless of our operating performance.

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

         WE MAY ISSUE ADDITIONAL PREFERRED STOCK RANKING JUNIOR TO THE SERIES B PREFERRED STOCK, WHICH COULD DILUTE THE INTERESTS OF HOLDERS OF COMMON STOCK

         The terms of the Series B Preferred Stock do not limit the issuance of additional series of Preferred Stock ranking junior to the Series B Preferred Stock, but do require the approval of the holders of a majority of the outstanding shares of Series B Preferred Stock to issue any stock senior to or on a parity with the Series B Preferred Stock. The issuance of additional shares of Preferred Stock, even if it ranks junior to the Series B Preferred Stock, could dilute the interest of holders of our Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain financial instrument market risks, primarily due to changes in interest rates, which may adversely affect our financial condition, results of operations and cash flow. Our exposure to market risk for changes in interest rates relates primarily to (i) income from our investments in short-term interest-bearing marketable securities, the income from which is dependent upon the interest rate of the securities held, and (ii) interest expenses attributable to our Credit Facility, which is based on floating interest rates as described in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Report. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we are not exposed to significant foreign exchange risk. We do not believe that our exposure to commodity price changes is material. We do not use derivative financial instruments to manage exposure to interest rate changes, or for trading or other speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth on pages F-1 through F-31 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. When designing and evaluating controls and procedures, we make assumptions about the likelihood of future events. At the same time, we make judgments about the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         As of February 27, 2004, our executive officers and directors, and their ages and their positions with us, were as follows:

        NAME               AGE                          POSITION(S)
        ----               ---                          -----------
W. Phillip Marcum          59   Chairman of the Board, President, Chief Executive
                                   Officer and Director
A. Bradley Gabbard         49   Executive Vice President, Chief Financial Officer,
                                   Treasurer and Director
Gary J. Zuiderveen         44   Controller, Principal Accounting Officer and
                                   Secretary
Sidney Hinton              41   President and Chief Executive Officer of
                                   PowerSecure
Thomas Kellogg             43   President and Chief Executive Officer of Metretek
                                   Florida
Basil M. Briggs (1) (2)    68   Director
Kevin P. Collins (1) (2)   53   Director
Anthony D. Pell (1) (2)    65   Director

--------------------
(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

         W. PHILLIP MARCUM is a founder and has served as our Chairman of the Board, President and Chief Executive Officer and as a director since our incorporation in April 1991. He also serves as the Chairman of each of our subsidiaries. Mr. Marcum currently serves on the board of directors of Key Energy Services, Inc., New Hope, Pennsylvania ("Key"), an oilfield service provider.

         A. BRADLEY GABBARD is a founder and has served as an executive officer and a director since our incorporation in April 1991. He has served as our Executive Vice President since July 1993 and as our Chief Financial Officer and Treasurer since August 1996 and from April 1991 through July 1993. He also serves as the Chief Financial Officer of each of our subsidiaries. Mr. Gabbard also served as our Vice President and Secretary from April 1991 through July 1993.

         GARY J. ZUIDERVEEN has served as our Controller, Principal Accounting Officer and Secretary since April 2001. He previously served as our Controller from May 1994 until May 2000 and as our Secretary and Principal Accounting Officer from August 1996 until May 2000. Since March 2000, he has also served as the Secretary, Controller and Principal Accounting Officer of PowerSpring. He also serves in one or more of the capacities of Controller, Principal Accounting Officer or Secretary of our other subsidiaries. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm's national office accounting research department.

         SIDNEY HINTON, 41, has served as the President, Chief Executive Officer and a director of PowerSecure since its incorporation in September 2000. He also served as the President and Chief Executive Officer of PowerSpring from May 2000 until January 2001. From February 2000 until May 2000, Mr. Hinton was an Executive-in-Residence with Carousel Capital, Charlotte, North Carolina, a private equity firm. From February 1999 until December 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy), Raleigh, North Carolina. From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, Raleigh, North Carolina, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company, Atlanta, Georgia.

         THOMAS R. KELLOGG, 43, has served as the President and Chief Executive Officer and a director of Metretek Florida since June 2, 2002. Mr. Kellogg has over 20 years experience in the energy and telecommunications industries. From May 2000 to May 2002, Mr. Kellogg was the Executive Vice President and General Manager of the Networks & Facilities Group of RCC Communications, in Woodbridge, New Jersey. RCC Communications is a telecommunications consulting, engineering, design, construction and operations company with offices in the U.S. and abroad. From February 1999 to May 2000, he served as the Vice President and General Manager of MOBEX Managed Services Company, currently headquartered in Washington, D.C., a subsidiary of MOBEX Communications, Inc., a provider of specialized mobile radio services and systems integration for wireless and wire line telecommunications service providers. From October 1997 until November 1998, Mr. Kellogg was the Chief Financial Officer and Corporate Secretary of IllumElex Corporation, based in Raleigh, North Carolina, a national lighting and energy services company. From April 1995 until October 1997, he served as the Vice President and General Manager of Southern Development and Investment Group, located in Atlanta, Georgia, a wholly-owned subsidiary of the Southern Company focused on the identification, development, funding, and deployment of various energy, telecommunications and technology related businesses. Prior thereto, he served in various capacities for divisions of the Southern Company, including Georgia Power Company, Mississippi Power Company, Southern Company Services and SouthernLinc.

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

         Our Board of Directors currently consists of five members divided into three classes, designated Class I, Class II and Class III, with members of each class holding office for staggered three-year terms. The Class I Directors, whose terms expire at the 2004 Annual Meeting of Stockholders, are Messrs. Marcum and Briggs. The Class II Director, whose term expires at the 2005 Annual Meeting of Stockholders, is Mr. Gabbard. The Class III Directors, whose terms expire at the 2006 Annual Meeting of Stockholders, are Messrs. Collins and Pell.

         So long as at least 2,000 shares of our Series B Preferred Stock remain outstanding, the holders of Series B Preferred Stock, voting separately as a class, have the right to elect one member of our Board of Directors. In April 2003, Mr. Collins was re-elected to the Board of Directors by the holders of the Series B Preferred Stock. All other directors are elected by the holders of the Common Stock. Each director serves in office until his successor is duly elected and qualified, or until his earlier death, resignation or removal. In the future, any new members added to the Board of Directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. Our officers are appointed by our Board of Directors and serve at its discretion, subject to their employment agreements, as described in "Item 11. Executive Compensation."

KEY EMPLOYEE

         WOOD A. BREAZEALE, JR., 74, has served as the President, the Chief Executive Officer and the Chief Operating Officer and a director of Southern Flow since May 1993. Mr. Breazeale was the President and Chief Operating Officer of Southern Flow Companies, a division of Homco International, Inc., and a Vice President of Homco International, Inc., from 1979 until we purchased the assets of the Southern Flow Companies division of Weatherford in April 1993. Mr. Breazeale founded Southern Flow Companies in 1953.

AUDIT COMMITTEE

         Audit Committee Members. Our Board of Directors has established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Anthony D. Pell, Chairman, Basil M. Briggs and Kevin P. Collins. Our Board of Directors has determined that each member of the Audit Committee is "independent", as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and Rule 10A-3 under the Exchange Act, and is an "independent director" under the current listing standards of the Nasdaq Stock Market (which are utilized by the Board of Directors although the Company is traded with OTC Bulletin Board).

         Audit Committee Financial Expert. Our Board of Directors has determined that each member of the Audit Committee (Anthony D. Pell, Chairman, Basil M. Briggs and Kevin P. Collins) is financially literate and is an "audit committee financial expert", as that term is defined in Item 401(h) of Regulation S-K under the Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC, and to furnish us with copies of all such reports that they file. Based solely upon our review of the copies of such reports we have received, and written representations from our directors and executive officers, we believe that, during fiscal 2003, all reports required by Section 16(a) to be filed by such persons were timely filed.

CODES OF ETHICS

         We have adopted two codes of ethics, each designed to promote our directors, officers and employees to act with the highest level of integrity. Each of these codes are attached as an exhibit to this Report and is publicly available on our website at www.metretek.com under "Investor Info - Corporate Governance."

         We have adopted the Metretek Technologies, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers, which is a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior financial employees. The purpose of the Code of Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. We will provide a copy of the Code of Ethics without charge upon written request addressed to our Secretary at our principal executive offices. If we make any substantive amendment to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

         We have also adopted the Metretek Technologies, Inc. Code of Business Conduct and Ethics, which is a code of conduct that applies to all of our directors, officers and employees. Under the Code of Business Conduct and Ethics, each officer, director and employee is required to maintain a commitment to high standards of conduct and ethics. The Code of Business Conduct and Ethics covers many areas of professional conduct, including conflicts of interest, protection of confidential information, and strict adherence to all laws and regulations applicable to the conduct of the Company's business. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Business Conduct and Ethics. We will provide a copy of the Code of Business Conduct and Ethics without charge upon written request addressed to our Secretary at our principal executive offices. If we make any substantive amendment to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to any of our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth the total compensation that we paid or accrued for services rendered to us in all capacities during the last three fiscal years by our Chief Executive Officer and by our other executive officers (the "Named Executive Officers") whose total salary and bonus exceeded $100,000 in fiscal 2003:

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                       COMPENSATION
                                                                          AWARDS
                                                                       ------------
                                               ANNUAL COMPENSATION(1)   SECURITIES
                                               ----------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR   SALARY         BONUS     OPTIONS(2)   COMPENSATION(3)
--------------------------------------  ----  --------       --------  ------------  ---------------
W. Phillip Marcum ....................  2003  $295,000       $      0           0       $ 7,138
         President and Chief            2002   295,000              0           0         6,471
         Executive Officer              2001   295,000              0     200,000         6,188


A. Bradley Gabbard ...................  2003   175,000         75,000           0         7,117
         Executive Vice                 2002   175,000              0           0         6,314
         President and Chief            2001   175,000              0     200,000         6,060
         Financial Officer

Sidney Hinton (4) ....................  2003   250,000        117,341           0         7,138
         President,
         PowerSecure, Inc.

Thomas R. Kellogg (4) ................  2003   175,000         21,354           0         5,990
         President,
         Metretek Florida

Gary J. Zuiderveen (5)................  2003    92,692         15,000           0         3,925
         Controller and Principal
         Accounting Officer

---------------------

(1) Excludes perquisites and other personal benefits, if any, which were less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2)  All options were fully vested as of December 31, 2003.

(3) Includes amounts paid or accrued on behalf of the Named Executive Officers in fiscal 2003 for:

     - matching contributions under our 401(k) plan of $6,000 for Mr. Marcum, $6,000 for Mr. Gabbard, $6,000 for Mr. Hinton, $5,250 for Mr. Kellogg and $3,231 for Mr. Zuiderveen;

     - premiums for group term life insurance of $882 for Mr. Marcum, $861 for Mr. Gabbard, $882 for Mr. Hinton, $360 for Mr. Kellogg and $438 for Mr. Zuiderveen; and

     - premiums for long-term disability insurance of $256 for Mr. Marcum, $256 for Mr. Gabbard, $256 for Mr. Hinton, $380 for Mr. Kellogg and $256 for Mr. Zuiderveen.

(4)  Named as an executive officer by our Board of Directors during fiscal 2003.

(5)  Fiscal 2003 was the first year his total salary and bonus exceeded
     $100,000.

EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL ARRANGEMENTS AND OTHER COMPENSATION ARRANGEMENTS

         W. Phillip Marcum and A. Bradley Gabbard. In December 1991, we entered into employment agreements, which have been amended several times, with W. Phillip Marcum, our Chairman of the Board, President and Chief Executive Officer, and A. Bradley Gabbard, our Executive Vice President and Chief Financial Officer. Under the most recent amendments to these employment agreements, the employment terms of Messrs. Marcum and Gabbard were extended and renewed until December 31, 2003, with automatic additional one-year renewal periods when the terms expire, unless either we or the officer gives six months prior written notice of termination.

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

         Thomas R. Kellogg. In June 2002, Metretek Florida entered into an employment and non-competition agreement with Thomas R. Kellogg, the President and Chief Executive Officer of Metretek Florida. Mr. Kellogg's employment agreement was for an initial term of one year, expire June 24, 2003 and currently in a one year renewal period, is renewable for additional one-year renewal periods, unless either Metretek Florida or Mr. Kellogg gives 30 days prior written notice of termination. Mr. Kellogg's employment agreement is currently in a one year renewal term that expires in June 2004.

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

         MCM has issued shares totaling 13% of its outstanding common stock to two of its employees, including to Mr. Kellogg as described above, as equity incentive compensation. As of December 31, 2003, Metretek Florida owns 87% of the outstanding MCM shares. The MCM shares are subject to a Shareholders Agreement, dated June 27, 2002, signed by all the employees receiving MCM shares. Under the Shareholders Agreement:

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

         Sidney Hinton. Effective January 1, 2003, PowerSecure entered into an employment and non-competition agreement with Sidney Hinton, the President and Chief Executive Officer of PowerSecure. Mr. Hinton's employment agreement is for a term of three years, and is renewable for additional one-year renewal periods when the term expires, unless either PowerSecure or Mr. Hinton gives 30 days prior written notice of termination.

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

         During March 2003, PowerSecure authorized the issuance of PowerSecure shares totaling up to 15% of its outstanding common stock to its employees, including to Mr. Hinton as described above, as equity incentive compensation. As of December 31, 2003, we owned approximately 86% of the outstanding PowerSecure shares. The PowerSecure shares were issued subject to a Shareholders Agreement to be signed by all employees receiving PowerSecure shares. Under the Shareholders Agreement:

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

STOCK OPTION GRANTS

         We did not grant any stock options or stock appreciation rights, alone or in tandem with stock options, in fiscal 2003 to the Named Executive Officers.

STOCK OPTION EXERCISES AND VALUES

         The following table sets forth information with respect to stock options held by the Named Executive Officers on December 31, 2003. The Named Executive Officers did not exercise any stock options during fiscal 2003.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                           UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
                                 AT FISCAL YEAR-END             FISCAL YEAR-END (1)
                           ------------------------------   --------------------------
           NAME             EXERCISABLE    UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                           -------------  ---------------   -----------  -------------
W. Phillip Marcum .......     250,000           0               $ 0          $ 0
A. Bradley Gabbard ......     237,500           0                 0            0
Sidney Hinton ...........     145,000           0                 0            0
Thomas R. Kellogg .......     100,000           0                 0            0
Gary J. Zuiderveen ......      31,000           0                 0            0

-------------------
(1) For purposes of this table and in accordance with SEC rules, the "Value of Unexercised In-the-Money Options" is calculated based upon the difference between $1.44, the closing sale price of the Common Stock on December 31, 2003 as reported on the OTC Bulletin Board, and the option exercise price. An option is "in-the-money" if the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. Because the exercise price of all options in this table exceeded $1.44, none of the options were "in-the-money" on December 31, 2003.

DIRECTOR COMPENSATION

         Directors who are also our officers or employees do not receive any additional compensation for serving on the Board of Directors or its committees. All directors are reimbursed for their out-of-pocket costs of attending meetings of the Board of Directors and its committees. Commencing in September 2003, directors who are not also our officers or employees ("Non-Employee Directors") receive a monthly retainer of $2,000 per month for their service on our Board of Directors and any committees thereof, including attending meetings. Prior thereto, Non-Employee Directors received an annual retainer of $5,000 plus a fee of $1,000 for each meeting of the Board of Directors attended in person and $500 for each meeting attended telephonically. Non-Employee Directors also receive stock options under an annual formula ("Annual Director Options") under our 1998 Stock Incentive Plan (the "1998 Plan"). Under the formula for these Annual Director Options, each person who is first elected or appointed to serve as a Non-Employee Director is automatically granted an option to purchase 5,000 shares of Common Stock. On the date of the annual meeting of stockholders each year, each Non-Employee Director is automatically granted an Annual Director Option to purchase 2,500 shares of Common Stock, unless he was first elected within six months of that date. All Annual Director Options vest and become exercisable immediately upon grant. Additional non-formula options can be granted to Non-Employee Directors under the 1998 Plan in the discretion of the Board of Directors.

         All Annual Director Options granted to Non-Employee Directors are non-qualified stock options exercisable at a price equal to the fair market value of the Common Stock on the date of grant and have ten year terms, subject to earlier termination in the event of the termination of the optionee's status as a director or the optionee's death. Annual Director Options typically remain exercisable for one year after a Non-Employee Director dies and for that number of years after a Non-Employee Director leaves the Board of Directors (for any reason other than death or removal for cause) equal to the number of full or partial years that the Non-Employee Director served as a director, but not beyond the original ten year term of the option. Any other option granted to a director may contain different terms at the discretion of the Board.

         As of February 27, 2004, options to purchase 230,016 shares of Common Stock were outstanding to our current Non-Employee Directors, at exercise prices ranging from $0.46 to $17.38 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our Board of Directors has constituted and appointed a Compensation Committee, which during fiscal 2003 consisted of Messrs. Pell, Briggs and Collins. No member of our Compensation Committee is or has ever been one of our officers or employees. None of our executive officers serves as a member of the board of directors or on the compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or on our Compensation Committee. In addition, no member of the Compensation Committee has an interlocking relationship with the board of directors or compensation committee of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 27, 2004 (except as otherwise indicated in the footnotes below) by:

         - each person who is known by us to beneficially own 5% or more of the outstanding shares of our Common Stock;

         -    each of our directors;

         -    each of the Named Executive Officers; and

         -    all of our directors and executive officers as a group.

         The share ownership information in the following table is based upon information supplied to us by the persons named in the table and upon public filings with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes either voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, each person named in the table below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person, subject to applicable community property laws. In computing the "Number" and the "Percent of Class" beneficially owned by a person, beneficial ownership includes any shares of Common Stock issuable under options, warrants, conversion rights and other rights that are exercisable on or within 60 days of February 27, 2004. These underlying shares, however, are not included in computing the "Percent of Class" of any other persons. The "Percent of Class" is based upon 6,149,421 shares of Common Stock outstanding on February 27, 2004. The business address for all of our Named Executive Officers and directors is 303 Seventeenth Street, Suite 660, Denver, Colorado 80203.

                                                     SHARES OF COMMON STOCK
                                                 ----------------------------
NAME OF BENEFICIAL OWNER                           NUMBER    PERCENT OF CLASS
                                                 ---------   ----------------
DDJ Capital Management, LLC(1) ..............    2,262,660         29.0
    141 Linden Street, Suite S-4
    Wellesley, Massachusetts 02482

Special Situations Funds (2) ................    1,102,940         15.2
    153 East 53rd Street
    New York, New York 10022

GMAM Investment Funds Trust II (3) ..........      754,218         11.3
    141 Linden Street, Suite S-4
    Wellesley, Massachusetts 02482

Credit Suisse Asset Management, LLC (4) .....      751,420         11.2
    153 East 53rd Street, 57th Floor
    New York, New York, 10022

W. Phillip Marcum (5) .......................      416,634          6.5
American Meter Company (6) ..................      325,054          5.3
    300 Welsh Road
    Horsham, Pennsylvania 19044
A. Bradley Gabbard (7) ......................      361,452          5.6
Sidney Hinton (8) ...........................      235,000          3.7
Anthony D. Pell (9) .........................      137,264          2.2
Basil M. Briggs (10) ........................      121,138          2.0
Kevin P. Collins (11) .......................      115,665          1.9

Thomas R. Kellogg (12) ......................      100,000          1.6
Gary J. Zuiderveen (13) .....................       38,798          0.6
All directors and executive officers
    as a group (8 persons)(14) .............     1,525,951         21.4

---------------------------

(1) Information based, in part, on Schedule 13G filed with the SEC on February 14, 2002 by State Street Bank and Trust Company, as trustee for General Motors Employees Global Group Pension Trust (which has been succeeded in interest by GMAM Investment Funds Trust II-Promark Alternative High Yield Bond Fund ("GMAM") and General Motors Investment Management Corporation ("GMIMCO"), indicating beneficial ownership as of December 31, 2001. Information also based, in part, on Amendment No. 4 to Schedule 13D filed with the SEC on December 27, 2000, by DDJ Capital Management, LLC ("DDJ"), B III-A Capital Partners, L.P. ("B III-A Capital Partners") and GP III-A, LLC ("GP III-A"), indicating beneficial ownership as of December 9, 2000. The shares of Common Stock are owned by B III-A Capital Partners (359,862 shares), the DDJ Canadian High Yield Fund (1,079,583 shares) and GMAM (719,721 shares). GP III-A is the general partner of, and DDJ is the investment manager for, B III-A Capital Partners. DDJ is the investment advisor to the DDJ Canadian High Yield Fund. DDJ is an investment manager for GMAM. Includes 300,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 50,000 shares are owned by B III-A Capital Partners, warrants to purchase 150,000 shares are owned by DDJ Canadian High Yield Fund, and warrants to purchase 100,000 shares are owned by GMAM. Also includes 1,362,660 shares of Common Stock that may be acquired upon the conversion of 3,000 shares of Series B Preferred Stock, of which 500 shares of Series B Preferred Stock convertible into 227,212 shares of Common Stock are owned by B III-A, 1,500 shares of Series B Preferred Stock convertible into 681,330 shares of Common Stock are owned by DDJ Canadian High Yield Fund, and 1,000 shares of Series B Preferred Stock convertible into 454,218 shares of Common Stock are owned by GMAM.

(2) Information based, in part, upon Amendment No. 2 to Schedule 13G filed with the SEC on February 13, 2004 by Austin W. Marxe and David M. Greenhouse, indicating beneficial ownership as of December 31, 2002. Austin W. Marxe and David M. Greenhouse are the controlling principals of AWM Investment Company, Inc. ("AWM"). AWM is the general partner of MGP Advisors Limited Partnership ("MGP Partners") and the general partner of and the investment advisor to Special Situations Cayman Fund, L.P. MGP Advisors is the general partner of and investment adviser to Special Situations Fund III, L.P. Messrs. Marxe and Greenhouse are also members of MG Advisers, L.L.C. ("MG Advisers"), the general partner of and the investment advisor to the Special Situations Private Equity Fund, L.P. and members of SST Advisers, L.L.C., the general partner of and investment advisor to the Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. The shares of Common Stock are owned by Special Situations Fund III (454,963 shares), Special Situations Private Equity Fund (275,735 shares), Special Situations Technology Fund (35,892 shares), Special Situations Technology Fund II (156,242 shares) and Special Situations Cayman Fund (151,154 shares). Includes 200,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 82,500 shares are owned by Special Situations Fund III, warrants to purchase 50,000 shares are owned by Special Situations Private Equity Fund, warrants to purchase 6,546 shares are owned by Special Situations Technology Fund, warrants to purchase 33,454 shares are owned by Special Situations Technology Fund II and warrants to purchase 27,500 shares are owned by Special Situations Cayman Fund. Also includes 902,940 shares of Common Stock that may be acquired upon the conversion of 2,000 shares of Series B Preferred Stock, of which 825 shares of Series B Preferred Stock convertible into 372,463 shares of Common Stock are owned by Special Situations Fund III, 500 shares of Series B Preferred Stock convertible into 225,735 shares of Common Stock are owned by Special Situations Private Equity Fund, 65 shares of Series B Preferred Stock convertible into 29,346 shares of Common Stock are owned by Special Situations Technology Fund, 335 shares of Series B Preferred Stock convertible into 156,242 shares of Common Stock are owned by Special Situations Technology Fund II, and 275 shares of Series B Preferred Stock convertible into 124,154 shares of Common Stock are owned by Special Situations Cayman Fund.

(3) Information based, in part, upon Schedule 13G filed with the SEC on February 14, 2002 by State Street Bank and Trust Company, as trustee for the General Motors Employees Global Group Pension Trust (which has been succeeded in interest by GMAM Investment Funds Trust II-Promark Alternative High

     Yield Bond Fund) and by GMIMCO. DDJ is an investment manager for GMAM Trust with respect to these shares. See note (1) above. Includes 100,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants. Also includes 454,218 shares of Common Stock that may be acquired upon the conversion of 1,000 shares of Series B Preferred Stock. In this table, the shares beneficially owned by GMAM are also included in the shares beneficially owned by DDJ.

(4) Credit Suisse Asset Management, LLC is the investment advisor for, and the shares of Common Stock are owned by, SEI Institutional Management Trust, Bost & Co., Warburg Pincus High Yield Fund, The Common Fund, CSAM Investment Trust - U.S. HYLD Series and SEI Global - High Yield Fixed Income Fund. Includes 100,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants. Also includes 451,420 shares of Common Stock that may be acquired upon the conversion of 1,000 shares of Series B Preferred Stock.

(5) Includes 250,000 shares that may be acquired by Mr. Marcum upon the exercise of currently exercisable stock options.

(6) Information based upon Amendment No. 2 to Schedule 13D filed by American Meter Company, as successor in interest to its former subsidiary Eagle Research Corporation, with the SEC on August 31, 2000.

(7) Includes 2,187 shares owned by Mr. Gabbard's minor son and 237,500 shares that may be acquired by Mr. Gabbard upon the exercise of currently exercisable stock options.

(8) Includes 145,000 shares that may be acquired by Mr. Hinton upon the exercise of currently exercisable stock options.

(9) Includes 2,937 shares held by Mr. Pell's wife. Also includes 110,915 shares that may be acquired by Mr. Pell upon the exercise of currently exercisable stock options.

(10) Includes 9,500 shares owned by Mr. Briggs' wife. Also includes 5,686 shares that may be acquired by Mr. Briggs upon the exercise of currently exercisable stock options.

(11) Includes 113,415 shares that may be acquired by Mr. Collins upon the exercise of currently exercisable stock options.

(12) Includes 100,000 shares that may be acquired by Mr. Kellogg upon the exercise of currently exercisable stock options.

(13) Includes 31,000 shares that may be acquired by Mr. Gary Zuiderveen upon the exercise of currently exercisable stock options.

(14) Includes 993,516 shares that may be acquired upon the exercise of currently exercisable stock options. See note (5) and notes (7) through (13).

EQUITY COMPENSATION PLAN INFORMATION

         We have three compensation plans that have been approved by our stockholders under which our equity securities have been authorized for issuance to directors, officers, employees, advisors and consultants in exchange for goods or services:

         -    our 1991 Stock Option Plan;

         -    our Directors' Stock Option Plan; and

         -    our 1998 Stock Incentive Plan.

         In addition, we have issued warrants to purchase our equity securities to certain advisors consultants and lenders with the approval of our Board of Directors, but without the approval of our stockholders which was not required.

         The following table sets forth information about our Common Stock that may be issued upon the exercise of outstanding options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2003:

                                                                                   NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                    TO BE ISSUED UPON      WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                       EXERCISE OF        EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                   WARRANTS AND RIGHTS   WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
        PLAN CATEGORY                     (a)                    (b)                       (c)
-----------------------------     --------------------   --------------------   -------------------------
Equity compensation plans
approved by security
holders (1)...................         1,812,425             $   1.96                     43,031

Equity compensation plans
not approved by security
holders (2)...................            45,000                10.83                          0
                                       ---------             --------                     ------

Total.........................         1,857,425             $   2.17                     43,031
                                       =========             ========                     ======

---------------------------

(1) Represents options to purchase shares of Common Stock granted under our 1991 Stock Option Plan, our Directors' Stock Option Plan and our 1998 Stock Incentive Plan. We will not grant any future options under our 1991 Stock Option Plan or our Directors' Stock Option Plan.

(2) Represents warrants to purchase shares of Common Stock granted in 1999 to two advisors as compensation for services rendered, at exercise prices ranging from $2.47 to $14.50, expiring at various dates through July 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have entered into indemnification agreements with each of our directors. These agreements require us to indemnify such individuals to the fullest extent permitted by Delaware law.

         Any material transaction between us and any related party must be approved by our Audit Committee, which is comprised solely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The aggregate fees for professional services rendered to us by Deloitte & Touche LLP, our independent auditors, for fiscal 2002 and 2003 were as follows:

                                                              2003             2002
                                                            --------         --------
Audit Fees (1)......................................        $139,000         $111,000
Audit-Related Fees (2)..............................               0            9,500
Tax Fees ...........................................               0                0
All Other Fees......................................               0                0
                                                            --------         --------
       Total  ......................................        $139,000         $120,500
                                                            ========         ========

---------------------------


(1) "Audit Fees" represents fees billed for professional services rendered for the audits of our consolidated annual financial statements and for the reviews of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and Form 10-QSB.

(2) "Audit-Related Fees" represents fees for professional services rendered in connection with issuing a preferability letter related to a change in accounting principles.

         Our Audit Committee has determined that the provision of non-audit services by Deloitte & Touche LLP was compatible with maintaining its independence.

         Our Audit Committee has adopted a policy that requires the Audit Committee to pre-approve all audit and non-audit services to be provided by the independent auditors. The Audit Committee may delegate this pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting. In accordance with this pre-approval policy, all professional services provided by Deloitte & Touche LLP during fiscal 2003 were pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS A PART OF THIS REPORT:

         1.       Financial Statements

                  The following financial statements are included on page F-1 to F-31 of this Report:

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the Years Ended
                        December 31, 2003, 2002 and 2001
                  Consolidated Statements of Stockholders' Equity for the Years
                        Ended December 31, 2003, 2002 and 2001
                  Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 2003, 2002 and 2001
                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  The following schedule is filed as part of this Report:

                  Schedule II - Valuation and Qualifying Accounts
                                For the Years Ended December 31, 2003, 2002 and
                                    2001

                  All other financial statement schedules are omitted because the required information is not applicable or required or is presented in our consolidated financial statements and notes thereto.

         3.       Exhibits

Number                                  Description
------                                  -----------
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

(10.14)  Prototype - Basic Plan Document for the Metretek - Southern Flow
         Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No.
         333-42698.)*

(10.15)  Adoption Agreement for the Metretek - Southern Flow Savings and
         Investment Plan. (Incorporated by reference to Exhibit 4.8 to
         Metretek's Registration Statement on Form S-8, Registration No.
         333-42698.)*

(10.16) Credit and Security Agreement, dated as of September 24, 2001, by and between Wells Fargo Business Credit, Inc. and Southern Flow Companies,
         Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current
         Report on Form 8-K filed October 5, 2001.)

(10.17)  Form of Guaranty, dated as of September 24, 2001, by each of Metretek
         Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

(10.18)  Form of Security Agreement, dated as of September 24, 2001, between
         Wells Fargo Business Credit, Inc. and each of Metretek Technologies,
         Inc., PowerSecure, Inc. and Metretek, Incorporated. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

(10.19)  First Amendment to Credit and Security Agreement, dated as of November
         19, 2002, between Southern Flow Companies, Inc. and Wells Fargo
         Business Credit, Inc. (Incorporated by reference to Exhibit 10.31 to
         Metretek's Annual Report on Form 10-KSB for the year ended December 31,
         2002.)

(10.20)  Second Amendment to Credit and Security Agreement and Waiver of
         Defaults, dated as of March 26, 2003, between Southern Flow Companies,
         Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.32 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

(10.21)  Third Amendment to Credit and Security Agreement, dated as of April 4,
         2003, between Southern Flow Companies, Inc. and Wells Fargo Business
         Credit, Inc.

         (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly
         Report on Form 10-Q for the period ended March 31, 2003.)

(10.22)  Fourth Amendment to Credit and Security Agreement, dated as of
         September 24, 2003, between Southern Flow Companies, Inc. and Wells
         Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.4 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

(10.23) Credit and Security Agreement, dated as of September 6, 2002, by and between Wells Fargo Business Credit, Inc. and Metretek, Incorporated
         (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

(10.24)  Form of Guaranty, dated as of September 6, 2002, by each of Metretek
         Technologies, Inc., PowerSecure, Inc., Metretek Contract Manufacturing
         Company, Inc. and Southern Flow Companies, Inc., Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed
         September 12, 2002.)

(10.25)  Form of Security Agreement, dated as of September 6, 2001, between
         Wells Fargo Business Credit, Inc. and each of Metretek Technologies,
         Inc., PowerSecure, Inc., Metretek Contract Manufacturing Company, Inc.
         and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit
         10.3 to Metretek's Current Report on Form 8-K filed September 12,
         2002.)

(10.26)  First Amendment to Credit and Security Agreement and Waiver of
         Defaults, dated as of March 26, 2003, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Incorporated by reference to
         Exhibit 10.33 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

(10.27)  Second Amendment to Credit and Security Agreement, dated as of
         September 24, 2003, between Metretek, Incorporated and Wells Fargo
         Business Credit, Inc. (Incorporated by reference to Exhibit 10.5 to
         Metretek's Current Report on Form 8-K filed October 3, 2003.)

(10.28)  Third Amendment to Credit and Security Agreement, dated as of November
         13, 2003, between Metretek, Incorporated and Wells Fargo Business
         Credit, Inc. (Filed herewith)

(10.29)  Fourth Amendment to Credit and Security Agreement, dated as of March
         24, 2004, between Metretek, Incorporated and Wells Fargo Business
         Credit, Inc. (Filed herewith)

(10.30) Credit and Security Agreement, dated as of September 24, 2003, by and between Wells Fargo Business Credit, Inc. and PowerSecure, Inc.
         (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

(10.31)  Form of Guaranty, dated as of September 24, 2003, by each of Metretek
         Technologies, Inc., Metretek, Incorporated, Metretek Contract
         Manufacturing Company, Inc. and Southern Flow Companies, Inc.,
         Incorporated for the benefit of Wells Fargo Business Credit, Inc.
         (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

(10.32)  Form of Security Agreement, dated as of September 6, 2001, between
         Wells Fargo Business Credit, Inc. and each of Metretek Technologies,
         Inc., Metretek, Incorporated., Metretek Contract Manufacturing Company,
         Inc. and Southern Flow Companies, Inc. (Incorporated by reference to
         Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 3,
         2003.)

(10.33) Employment Non-Competition Agreement, dated as of June 24, 2002, by and between Metretek, Incorporated and Thomas R. Kellogg. (Incorporated by reference to Exhibit 10.24 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

(10.34) Employment and Non-Competition Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.25 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

(10.35)  Shareholders Agreement, dated as of June 27, 2002, between Metretek
         Contract Manufacturing Company, Inc. and its shareholders.
         (Incorporated by reference to Exhibit 10.26 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

(10.36) Form of Shareholders Agreement, between Metretek, Incorporated and its shareholders. (Incorporated by reference to Exhibit 10.27 to Metretek's
         Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

(10.37)  Shareholders Agreement, dated as of January 1, 2003, between
         PowerSecure, Inc. and its shareholders. (Incorporated by reference to Exhibit 10.28 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

(10.38)  Stipulation of Settlement, filed March 27, 2003, among Douglas W.
         Heins, on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et al. (Incorporated by reference to Exhibit 10.29 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

(10.39)  Amended Stipulation of Settlement, filed March 3, 2004, among Douglas
         W. Heins on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et. al. (Filed herewith.)

(10.40)  Stipulation and Order of Settlement, dated as of February 25, 2003, by
         Scient, Inc. and Metretek Technologies, Inc. (Incorporated by reference to Exhibit 10.30 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

(14.1)   Metretek Technologies, Inc. Code of Ethics for Principal Executive
         Officer and Senior Financial Officers. (Filed herewith).

(14.2) Metretek Technologies, Inc. Code of Business Conduct and Ethics. (Filed herewith.)

(21.1)   Subsidiaries of Metretek Technologies, Inc. (Filed herewith.)

(23.1)   Consent of Deloitte & Touche LLP. (Filed herewith.)

(31.1)   Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities
         Exchange Act of 1934, as amended. (Filed herewith.)

(31.2)   Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities
         Exchange Act of 1934, as amended. (Filed herewith.)

(32.1)   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

(32.2)   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

---------------

         *Management contract or compensation plan or arrangement.

(b)      REPORTS ON FORM 8-K

         During the quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K with the SEC:

Filing Date                        Item No.                   Description
-----------                        --------                   -----------
October 3, 2003                    5, 7              PowerSecure, Inc. Credit and Security
                                                     Agreement with Wells Fargo Business Credit, Inc.

November 10, 2003                  7, 12             Press release announcing financial
                                                     results for third quarter 2003.

November 10, 2003                  7, 9              Revised and updated investment materials
                                                     to be presented to investment analysts
                                                     and others.

(c)      ITEM 601 EXHIBITS

         The exhibits required by this Item are listed under Item 15(a)(3) of this Report, above.

(d)      FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules required by this Item are listed under Item 15(a)(2) of this Report, above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            METRETEK TECHNOLOGIES, INC.

                                            By: /s/ W. Phillip Marcum
                                                --------------------------------
                                                W. Phillip Marcum, President and
                                                Chief Executive Officer
                                                Date: March 26, 2004

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, THAT each of the undersigned directors and officers of Metretek Technologies, Inc. hereby constitutes and appoints W. Phillip Marcum, A. Bradley Gabbard and Paul R. Hess, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities, sign any and all amendments to this report, and the file the same, with exhibitions thereto and other documents in connection therein with the Securities and Exchange Commission hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                              TITLE                                   DATE
             ---------                              -----                                   ----
/s/ W. Phillip Marcum                 Chairman of the Board, President,                March 26, 2004
----------------------------------      Chief Executive Officer and Director
W. Phillip Marcum                       (Principal executive officer)

/s/ A. Bradley Gabbard                Executive Vice President, Chief Financial        March 26, 2004
----------------------------------      Officer, Treasurer, Secretary and Director
A. Bradley Gabbard                      (Principal financial officer)

/s/ Gary J. Zuiderveen                Controller, Principal Accounting                 March 26, 2004
----------------------------------      Officer and Secretary
Gary J. Zuiderveen                      (Principal accounting officer)

/s/ Basil M. Briggs                   Director                                         March 26, 2004
----------------------------------
Basil M. Briggs

/s/ Anthony D. Pell                   Director                                         March 26, 2004
----------------------------------
Anthony D. Pell

/s/ Kevin P. Collins                  Director                                         March 26, 2004
----------------------------------
Kevin P. Collins

                          INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF
   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Independent Auditors' Report                                      F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002      F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 2003, 2002 and 2001                               F-5
Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2003, 2002 and 2001                         F-6
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2003, 2002 and 2001                               F-7
Notes to Consolidated Financial Statements                        F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Metretek Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Metretek Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Denver, Colorado
March 25, 2004

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                         ---------------------------
ASSETS                                                                       2003            2002
                                                                         ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $  2,101,675   $    884,843
  Trade receivables, net of allowance for doubtful accounts
    of $200,706 and $281,422, respectively                                  6,613,153      4,209,942
  Other receivables                                                            59,864         44,199
  Inventories                                                               3,984,223      3,208,774
  Prepaid expenses and other current assets                                   489,253        519,113
                                                                         ------------   ------------
      Total current assets                                                 13,248,168      8,866,871
                                                                         ------------   ------------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                                 3,810,632      3,776,586
  Vehicles                                                                     66,590         63,867
  Furniture and fixtures                                                      588,869        580,551
  Land, building and improvements                                             754,167        742,424
                                                                         ------------   ------------
      Total property, plant and equipment, at cost                          5,220,258      5,163,428
  Less accumulated depreciation and amortization                            3,814,908      3,449,635
                                                                         ------------   ------------

      Property, plant and equipment, net                                    1,405,350      1,713,793
                                                                         ------------   ------------
OTHER ASSETS:

  Goodwill (Notes 1 and 4)                                                  7,617,196      7,617,196
  Patents and capitalized software development, net of accumulated
   amortization of $1,033,109 and $930,633, respectively                      288,657        389,133
  Investment in unconsolidated affiliate                                      691,100        554,447
  Other assets                                                                 76,070         58,001
                                                                         ------------   ------------
      Total other assets                                                    8,673,023      8,618,777
                                                                         ------------   ------------
TOTAL                                                                    $ 23,326,541   $ 19,199,441
                                                                         ============   ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                         ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                         2003            2002
                                                                         ------------    ------------
CURRENT LIABILITIES:
  Accounts payable                                                       $  1,978,226    $  1,596,870
  Accrued and other liabilities                                             4,530,149       2,868,771
  Notes payable (Note 5)                                                      750,753         261,387
  Capital lease obligations (Note 6)                                           25,411          42,458
                                                                         ------------    ------------
      Total current liabilities                                             7,284,539       4,769,486
                                                                         ------------    ------------
LONG-TERM NOTES PAYABLE (NOTE 5)                                            5,226,950       4,690,758
                                                                         ------------    ------------
NON-CURRENT CAPITAL LEASE OBLIGATIONS (NOTE 6)                                 16,483          41,893
                                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

MINORITY INTEREST IN SUBSIDIARIES (NOTE 9)                                    207,280
                                                                         ------------    ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 SHARES ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE (NOTE 3)                                9,422,132       8,531,941
                                                                         ------------    ------------

STOCKHOLDERS' EQUITY (NOTE 9):
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized;
    6,043,469 shares issued and outstanding                                    60,435          60,435
  Additional paid-in-capital                                               55,107,132      55,092,132
  Accumulated deficit                                                     (53,998,410)    (53,987,204)
                                                                         ------------    ------------
      Total stockholders' equity                                            1,169,157       1,165,363
                                                                         ------------    ------------
TOTAL                                                                    $ 23,326,541    $ 19,199,441
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                     2003            2002            2001
                                                 ------------    ------------    ------------
REVENUES:
  Sales and services                             $ 38,701,344    $ 27,040,333    $ 28,798,771
  Other                                               610,381         262,402         543,404
                                                 ------------    ------------    ------------
      Total revenues                               39,311,725      27,302,735      29,342,175
                                                 ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales and services                       28,482,692      19,938,103      21,321,934
  General and administrative                        6,482,048       5,709,894       5,641,127
  Selling, marketing and service                    1,600,684       1,555,150       1,360,296
  Depreciation and amortization                       690,859         658,417       1,418,571
  Research and development                            626,760         551,518         796,672
  Interest, finance charges and other                 285,437         205,234         154,253
  Provision for litigation costs, net (Note 7)              -       1,763,723               -
  Nonrecurring charges (Note 2)                             -         257,504               -
                                                 ------------    ------------    ------------

      Total costs and expenses                     38,168,480      30,639,543      30,692,853
                                                 ------------    ------------    ------------

OPERATING INCOME (LOSS)                             1,143,245      (3,336,808)     (1,350,678)

MINORITY INTEREST (Note 9)                           (207,280)              -               -

INCOME TAXES (Note 8)                                 (56,980)        (45,509)        (34,614)
                                                 ------------    ------------    ------------

NET INCOME (LOSS)                                     878,985      (3,382,317)     (1,385,292)

PREFERRED STOCK DEEMED DISTRIBUTION                  (890,191)       (851,724)       (776,732)
                                                 ------------    ------------    ------------
NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS                            $    (11,206)   $ (4,234,041)   $ (2,162,024)
                                                 ============    ============    ============
NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                              $      (0.00)   $      (0.70)   $      (0.36)
                                                 ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                    6,043,469       6,077,388       6,031,272
                                                 ============    ============    ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                  ACCUMULATED
                                          COMMON STOCK            ADDITIONAL         OTHER
                                    -------------------------       PAID-IN      COMPREHENSIVE    ACCUMULATED
                                     SHARES          VALUE          CAPITAL      INCOME (LOSS)      DEFICIT         TOTAL
BALANCE,
  JANUARY 1, 2001                   5,908,067    $     59,081    $ 54,814,659    $     (5,926)   $(47,591,139)   $  7,276,675
Comprehensive loss:
  Foreign currency
   translation adjustments                                                            (60,009)                        (60,009)
  Net loss                                                                                         (1,385,292)     (1,385,292)
                                                                                                                 ------------
Total comprehensive loss                                                                                           (1,445,301)
Warrant compensation                                                   60,977                                          60,977
Stock issued in acquisition           150,000           1,500         241,350                                         242,850
Stock issued for royalty
  make-up payment                      19,697             197            (197)
Preferred stock
  distribution                                                                                       (776,732)       (776,732)
                                    ---------    ------------    ------------    ------------    ------------    ------------
BALANCE,
  DECEMBER 31, 2001                 6,077,764          60,778      55,116,789         (65,935)    (49,753,163)      5,358,469
Comprehensive loss:
  Foreign currency
   translation adjustments                                                             65,935                          65,935
  Net loss                                                                                         (3,382,317)     (3,382,317)
                                                                                                                 ------------
Total comprehensive loss                                                                                           (3,316,382)
Repurchases of
  common stock                        (34,295)           (343)        (24,657)                                        (25,000)
Preferred stock
  distribution                                                                                       (851,724)       (851,724)
                                    ---------    ------------    ------------    ------------    ------------    ------------
BALANCE,
  DECEMBER 31, 2002                 6,043,469          60,435      55,092,132                     (53,987,204)      1,165,363
Net income                                                                                            878,985         878,985
Minority interest stock
  compensation                                                         15,000                                          15,000
Preferred stock
  distribution                                                                                       (890,191)       (890,191)
                                    ---------    ------------    ------------    ------------    ------------    ------------
BALANCE,
  DECEMBER 31, 2003                 6,043,469    $     60,435    $ 55,107,132    $               $(53,998,410)   $  1,169,157
                                    =========    ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             2003            2002            2001
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $    878,985    $ (3,382,317)   $ (1,385,292)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                              690,859         658,417       1,418,571
   Provision for litigation costs                                                           1,763,723
   Minority interest in subsidiary                                            222,280
   Loss on disposal of property, plant and equipment                           13,327          16,352          76,742
   Equity in income of unconsolidated affiliate                              (468,790)       (211,265)        (15,771)
  Changes in operating assets and liabilities, net of acquisitions:
     Trade receivables, net                                                (2,403,211)        770,477        (503,578)
     Inventories                                                             (775,449)        (73,477)         91,698
     Other current assets                                                      14,195            (757)        157,588
     Other noncurrent assets                                                  (18,069)           (278)        (46,352)
     Accounts payable                                                         381,356         140,656         419,588
     Accrued and other liabilities                                          1,661,378         313,450         279,552
                                                                         ------------    ------------    ------------
     Net cash provided by (used in) operating activities                      196,861          (5,019)        492,746
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software purchases or development                                (2,000)        (11,841)       (498,869)
  Purchases of property, plant and equipment                                 (294,067)       (534,426)       (157,849)
  Distributions from unconsolidated affiliate                                 332,137         101,251         122,583
  Proceeds from sale of property, plant and equipment                             800           1,500         334,585
                                                                         ------------    ------------    ------------
     Net cash provided by (used in) investing activities                       36,870        (443,516)       (199,550)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                          1,074,390         445,258          14,229
  Payments on notes payable                                                                                  (125,000)
  Repurchase of common stock                                                                  (25,000)
  Proceeds from equipment loan                                                 30,169         238,863
  Payments on equipment loans                                                 (71,049)
  Proceeds from mortgage loan                                                                                 250,000
  Payments on mortgage loan and capital lease obligations                     (50,409)        (21,819)       (205,162)
                                                                         ------------    ------------    ------------
     Net cash provided by (used in) financing activities                      983,101         637,302         (65,933)
                                                                         ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   1,216,832         188,767         227,263
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                884,843         696,076         468,813
                                                                         ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  2,101,675    $    884,843    $    696,076
                                                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. ("Metretek Technologies") and its subsidiaries, primarily Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure"), Metretek, Incorporated ("Metretek Florida") (and its wholly-owned subsidiary, Metretek Europe, Limited ("Metretek Europe") and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. ("MCM")), and Marcum Gas Transmission, Inc. ("MGT"), collectively referred to as the "Company."

         Metretek Technologies was incorporated on April 5, 1991. The focus of the Company's business operations is currently in the following areas:
         1) Southern Flow provides natural gas measurement services; 2) PowerSecure designs and installs distributed generation equipment and related services; and 3) Metretek Florida is engaged in automated energy data management. See Note 10 for more information concerning the Company's reportable segments.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Metretek Technologies and its subsidiaries after elimination of intercompany accounts and transactions. The Company uses the equity method to account for its investment in unconsolidated affiliate.

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

         Effective January 1, 2002, the Company elected to change its method of accounting for PowerSecure's contracts to the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, PowerSecure recognizes project revenues (and associated project costs) based on estimates of the value added for each portion of the projects completed. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Management believes the percentage-of-completion method of accounting results in a better matching of revenues and costs to the period in which the earnings process occurs and the costs are actually incurred. As a result of the adoption of the new accounting method described above, sales and service revenues for the years ended December 31, 2003 and 2002 increased $1,785,000 and $913,000, respectively. Net loss applicable to common shareholders for the years ended December 31, 2003 and 2002 decreased $454,000 (or $.08 per share) and $248,000 (or $0.04 per share), respectively. There was no financial statement effect on the year ended December 31, 2001, as a result of the adoption of the new accounting method, due to the short-term nature of PowerSecure's contracts through December 31, 2001.

         STATEMENT OF CASH FLOWS - The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

         Supplemental statement of cash flows information is as follows:

                                          2003           2002           2001
                                      ------------   ------------   ------------
Cash paid for interest                $    202,668   $    147,956   $    148,475
Cash paid for state income taxes      $     56,980   $     45,509   $     34,614

         In October 2002, the Company incurred a capital lease obligation in the amount of $98,424 in connection with the acquisition of manufacturing equipment.

         In March 2003, a $2,471,426 promissory note payable issued in September 2000 in connection with a payable for services rendered, which was later disputed, was cancelled in connection with the settlement of all claims and disputes with the vendor (Note 7).

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

         A non-cash distribution to preferred stockholders in the amount of $161,907 in each of 2003, 2002 and 2001 was recognized upon the amortization of a discount recorded when the preferred stock was sold with a beneficial conversion feature (Note 3).

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

         INVENTORIES - Inventories are stated at the lower of cost (determined primarily on a first-in, first-out basis) or market. Inventories at December 31, 2003 and 2002 are summarized as follows:

                                     2003            2002
                                 ------------    ------------
Raw materials and supplies       $  2,222,461    $  1,186,677
Work in process                     1,085,315         950,773
Finished goods and merchandise        964,246       1,466,250
Valuation reserve                    (287,799)       (394,926)
                                 ------------    ------------
Total                            $  3,984,223    $  3,208,774
                                 ============    ============

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 2 to 40 years. Property, plant and equipment includes items under capital lease with a net book value of $66,406 and $91,360 at December 31, 2003 and 2002, respectively.

         INVESTMENT IN UNCONSOLIDATED AFFILIATE - During 1998, the Company decided to discontinue the operations of MGT, a wholly owned subsidiary of the Company. The Company formed MGT in 1991 to acquire or finance the acquisition of natural gas assets through privately financed programs, and then to manage and maintain a small ownership interest in those programs. Between 1992 and 1998, MGT formed and invested in three such programs. The decision to discontinue MGT was based on the declining prospects of MGT's markets and intended to enable the Company to focus on its other operations. As part of the discontinuation of MGT, one of the programs in which MGT participated was liquidated and MGT sold one-third of its interests in each of the two other programs. Subsequently, MGT wrote-off the balance of its remaining investment in one of the programs, and its equity interest in the last program was offered for sale. At December 31, 2002, the balance of the remaining net assets of MGT was $561,747. For a variety of reasons, including the Class Action Litigation described in Note 7, the Company was unable to complete the disposition of the remaining net assets of MGT as it had originally planned.

         During the third quarter of 2003, the Company determined that retaining and potentially expanding its equity interest in the remaining operating program would be a more economically viable alternative to disposing its equity interest. Accordingly, management decided to retain MGT's investment in the remaining program and evaluate opportunities to expand its existing investment. For financial statement presentation purposes, the remaining net assets of MGT have been reclassified from other assets to its various components in the accompanying balance sheets at December 31, 2002, as follows:

                                           DECEMBER 31,
                                               2002
Assets:
  Other receivables                        $     43,623
  Investment in unconsolidated affiliate        554,447
                                           ------------
     Total                                 $    598,070
                                           ============
Liabilities:
  Accounts payable                         $     20,290
  Accrued and other liabilities                  16,033
                                           ------------
     Total                                 $     36,323
                                           ============

         MGT utilizes the equity method to account for its investment in unconsolidated affiliate. MGT's revenues, consisting of equity earnings and management and administrative fees, included in other revenues for the years ended December 31, 2003, 2002 and 2001 were $623,743, $261,230, and $249,389, respectively. MGT's costs, consisting of costs associated with managing the unconsolidated affiliate and other legal and administrative costs, included in general and administrative expenses for the years ended December 31, 2003, 2002, and 2001 were $283,312, $261,230 and $249,389, respectively.

         During the fourth quarter of 2003, MGT commenced efforts to acquire additional equity interests in the unconsolidated affiliate from other investors in the program. Through December 31, 2003, no additional interests had been acquired, but additional equity interests in the program were acquired in the first quarter of 2004 at a purchase price of $956,000, with an effective date of the acquisition of January 1, 2004. To facilitate the acquisition of the additional equity interests, MGT formed Conquest Acquisition Company LLC ("CAC LLC"), a majority-owned subsidiary. Financing of the acquired equity interests was provided by a $1,000,000 term loan from a commercial bank to CAC LLC. The loan is secured by CAC LLC's and MGT's collective interests in the program and the Company has provided a guaranty of $625,000 of the loan. Upon formation, MGT owned approximately 75% of CAC LLC.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements significantly modify the accounting for business combinations, goodwill, and intangible assets. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that do not have an indefinite life continue to be amortized over their estimated useful lives. Effective June 30, 2002, the Company completed the initial testing of the impairment of goodwill required by FAS 142. The Company also tests for goodwill impairment annually on October 1. As a result of these tests, the Company has concluded that there has been no impairment of goodwill as of each of the respective testing dates.

         The following table reflects pro forma results of operations of the Company, giving effect to FAS 142 as if it were adopted on January 1, 2001:

                                                       YEAR ENDED
                                                    DECEMBER 31, 2001
                                                    -----------------
Net loss applicable to
     common shareholders, as reported                $    (2,162,024)
Add back: amortization expense, net of tax                   675,320
                                                     ---------------
Pro forma net loss applicable
     to common shareholders                          $    (1,486,704)
                                                     ===============
Net loss per common share, basic and diluted
   As reported                                       $         (0.36)
                                                     ===============
   Pro forma                                         $         (0.25)
                                                     ===============

         The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 2003 and 2002 are $288,657 and $389,133, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, generally 10 to 17 years. Patent and license agreement costs have been fully amortized at December 31, 2003 and 2002.

         ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 2003 and 2002 are summarized as follows:

                                                              2003           2002
                                                          ------------   ------------
Payroll, employee benefits and related liabilities        $  1,159,067   $    755,099
Deferred revenue                                               436,063        509,397
Sales, property and other taxes payable                         80,282         56,897
Insurance premiums and reserves                                326,961        343,884
Accrued project costs                                        1,008,159        224,953
Advance billings on projects in progress                       951,020        145,891
Warranty reserve                                                97,494         84,344
Accrued litigation costs                                       420,017        569,319
Termination benefits payable                                         -         99,016
Other                                                           51,086         79,971
                                                          ------------   ------------
Total                                                     $  4,530,149   $  2,868,771
                                                          ============   ============

         RESEARCH AND DEVELOPMENTS COSTS - Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under FAS 86) are expensed as incurred.

         FOREIGN CURRENCY TRANSLATION - Metretek Europe operated in Europe primarily using local functional currency. Accordingly, the assets and liabilities of Metretek Europe were translated into U.S. dollars for consolidated balance sheet accounts at the rate of exchange in effect at year end, while sales and expenses were translated into U.S. dollars for consolidated statements of operations accounts at the average exchange rates in effect during the year. The net effect of translation adjustments is shown in the accompanying financial statements as a component of comprehensive income. During 2002, the Company terminated the separate business activities of Metretek Europe and combined its operations with Metretek Florida and the remaining balance of the foreign currency translation adjustment in the amount of ($65,935) at December 31, 2001 was eliminated.

         COMPREHENSIVE INCOME (LOSS) - The Company's comprehensive income (loss) consists solely of foreign currency translation adjustments attributable to the accounts of Metretek Europe and is presented in the Consolidated Statement of Stockholders' Equity.

         INCOME (LOSS) PER SHARE - The Company's net loss per share is computed based on the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding during the periods presented. The assumed conversion of stock options, convertible preferred stock and warrants has been excluded from weighted average common shares because the effect would be anti-dilutive.

         STOCK BASED COMPENSATION - The Company utilizes the intrinsic value method to account for employee stock options as well as stock options issued to independent members of the board of directors. The Company utilizes the fair value method to account for stock based compensation to non-employees. In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). FAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The provisions of FAS 148 are effective in fiscal years ending after December 15, 2002. Because the Company has not adopted the fair value method of accounting, the provisions of FAS 148 had no effect on the Company's consolidated financial position, results of operations and cash flows. However, should the Company be required to adopt the fair value method in the future, such adoption could have a material impact on its consolidated financial position and results of operations.

         At December 31, 2003, the Company has three stock-based employee and director compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants to employees and directors, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 for the years ended December 31, 2003, 2002 and 2001:

                                                            YEAR ENDED DECEMBER 31,
                                                     2003            2002            2001
                                                 ------------    ------------    ------------
Net loss applicable to common
  shareholders - as reported                     $    (11,206)   $ (4,234,041)   $ (2,162,024)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method                      (113,416)        (34,837)     (1,275,327)
                                                 ------------    ------------    ------------
Net loss applicable to common
  shareholders - pro forma                       $   (124,622)   $ (4,268,878)   $ (3,437,351)
                                                 ============    ============    ============
Loss per basic and diluted Common Share:
     As reported                                 $          -    $      (0.70)   $      (0.36)
                                                 ============    ============    ============
     Pro forma                                   $      (0.02)   $      (0.70)   $      (0.57)
                                                 ============    ============    ============

         The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2003, 2002 and 2001: stock price volatility of 107%, 105% and 94%, respectively; risk-free interest rate of 3.5% in 2003 and 2002 and 4.25% in 2001; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities including hedging foreign currency expenses. The Company adopted FAS 133 on January 1, 2001. In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Because the Company does not utilize derivative financial instruments, the adoption of FAS 133 and FAS 149 had no affect on the consolidated financial position, results of operations or cash flows of the Company.

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset

         In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. FAS 144 supercedes FAS No. 121, although it retains many of the fundamental provisions of FAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. FAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unused and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company adopted FAS 144 on January 1, 2002. The adoption of FAS 144 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

         EXIT OR DISPOSAL ACTIVITIES - In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 on January 1, 2003. The adoption of FAS 146 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

         GUARANTEES AND INDEBTEDNESS OF OTHERS - In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 during the first quarter 2003. The Company currently has no guarantees of indebtedness of others and the adoption of FIN 45 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES - In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company currently does not have any variable interest entities and the adoption of FIN 46 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

         FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY - In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

         RECLASSIFICATION - Certain 2002 and 2001 amounts have been reclassified to conform to current year presentation.

2.       NONRECURRING CHARGES AND TERMINATION OF POWERSPRING SEGMENT

         Nonrecurring charges for the year ended December 31, 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. At December 31, 2003 and 2002, the balance of unpaid termination benefits included in accrued and other liabilities was $0 and $99,016, respectively.

         In March 2001, the Company completed the discontinuance of its PowerSpring business segment and the restructuring of its business, including the transfer of management and control of the PowerSpring product line to Metretek Florida. As part of the discontinuance of PowerSpring and the transfer of management control, the Company recorded compensation expense in the amount of $60,977 in March 2001 for the fair value of stock options of the Company issued to PowerSpring's former vice president and for the fair value of negotiated changes in exercises prices of certain preexisting stock warrants.

         The Company also recorded other income in March 2001 of approximately $255,000, which represented the difference between the settlement of certain obligations of PowerSpring and the costs to the Company in connection with the termination of PowerSpring as a separate business segment.

3.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

         Each share of Series B Preferred Stock is mandatorily redeemable on December 9, 2004 at a liquidation preference of $1,000 per share plus accrued and unpaid dividends, accrues dividends at 8% annually payable quarterly in arrears, and became convertible at any time after June 9, 2000 at the option of the holder at an initial conversion price of $5.9334 per share of common stock, which constitutes an initial conversion rate (based upon the initial liquidation preference of $1,000) per share of 168.54 shares of common stock of the Company. Pursuant to the terms of the Series B Preferred Stock, the conversion price of the Series B Preferred Stock was adjusted downward on December 9, 2000 to $3.0571 per share of common stock, which price was the average closing bid price of the Company's common stock for the 30 trading days immediately preceding that date. This downward adjustment in the conversion price of the Series B Preferred Stock resulted in a conversion rate, as of December 31, 2003, of 451.34 shares of common stock per share of Series B Preferred Stock issued on December 9, 1999, and 445.72 shares of common stock per share of Series B Preferred Stock issued on February 4, 2000. The Series B Preferred Stock is also subject to certain anti-dilution provisions. In addition, the Company has the right to redeem the Series B Preferred Stock on or after December 9, 2000, if the Company's common stock is trading at 200% of the conversion price of the Series B Preferred Stock.

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

4.       ACQUISITION

         On April 10, 2001, the Company, through its wholly-owned subsidiary PowerSecure, acquired Industrial Automation Corp. ("Industrial Automation"), a North Carolina corporation. The Company issued 150,000 restricted shares of its common stock in exchange for all of the issued and outstanding capital stock of Industrial Automation. As a result of the acquisition, Industrial Automation became a wholly-owned subsidiary of PowerSecure and its operating activities were consolidated with the operating activities of PowerSecure.

         Industrial Automation, founded in 1991 and headquartered in Greensboro, North Carolina, was in the business of designing and marketing process controls used in distributed generation operations. This acquisition enhanced PowerSecure's technology and time to market in the field of distributed generation.

         PowerSecure also entered into five-year employment and non-competition agreements with each of the two former owners of Industrial Automation. The employment and non-competition agreements included an "earn out" that generally entitles the former owners to any net earnings of PowerSecure arising from projects commenced by Industrial Automation prior to the acquisition. The acquisition was accounted for as a purchase, and therefore the results of operations of Industrial Automation have been combined with those of the Company effective April 10, 2001. The entire purchase price amount, including costs of the acquisition, was allocated to goodwill.

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

5.       DEBT

         The balance of notes payable at December 31, 2003 and 2002 consists of the following:

                                               2003            2002
                                           ------------    ------------
Lines of credit                            $  2,545,418    $  1,471,028
Term loans:
     Note payable                             3,000,000       3,000,000
     Equipment loans                            197,983         238,863
     Mortgage loan                              234,302         242,254
                                           ------------    ------------
Total notes payable                           5,977,703       4,952,145
                                           ------------    ------------
Less current maturities:
     Note payable                              (562,500)       (187,500)
     Equipment loans                           (179,849)        (65,351)
     Mortgage loan                               (8,404)         (8,536)
                                           ------------    ------------
Current maturities of notes payable            (750,753)       (261,387)
                                           ------------    ------------
Long-term maturities of notes payable      $  5,226,950    $  4,690,758
                                           ============    ============

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

         In September 2003, the Company modified its existing $3,000,000 Credit Facility with Wells Fargo by:

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

         The $3,000,000 maximum borrowing capacity under the Credit Facility was not changed in the Credit Facility restructuring, although the additional assets of PowerSecure included in the borrowing base facilitated increased borrowing capacity, up to the maximum limit.

         Borrowings under the Southern Flow Credit Facility bear interest at prime plus one percent (5% at December 31, 2003) and are limited to a borrowing base consisting of the sum of 85% of Southern Flow's eligible accounts receivable, 65% of Southern Flow's eligible unbilled accounts receivable, and the lesser of 20% of Southern Flow's eligible inventory or $200,000. Borrowings under the Metretek Florida Credit Facility bear interest at prime plus two percent (6% at December 31, 2003) and are limited to a borrowing base consisting of 80% of Metretek Florida's eligible accounts receivable. Borrowings under the PowerSecure Credit Facility bear interest at prime plus two percent (6% at December 31, 2003) and are limited to a borrowing base consisting of 80% of PowerSecure's eligible accounts receivable. At December 31, 2003, the Company had an aggregate borrowing base of $3,000,000 under the Credit Facility, of which $2,545,418 had been borrowed, leaving $454,582 available to borrow.

         Southern Flow is permitted to advance funds under the Southern Flow Credit Facility to the Company, PowerSecure and Metretek Florida, provided that total advances at the end of each month may not exceed the cumulative net income of Southern Flow from January 1, 2001 until such date.

         Metretek Florida is permitted to advance funds under the Metretek Florida Credit Facility to the Company, PowerSecure and Southern Flow, provided that after making such advances the Metretek Florida Credit Facility availability is not less than $100,000 and that total advances to the guarantors do not exceed $500,000.

         PowerSecure is permitted to advance funds under the PowerSecure Credit Facility to the Company, Southern Flow, and Metretek Florida, provided that after making such advances the PowerSecure Credit Facility availability is not less than $100,000 and that total advances to the guarantors do not exceed $800,000.

         The Credit Facility contains various financial and other affirmative and negative covenants, provides for minimum interest charges and unused credit line and termination fees, and matures on September 30, 2006. At December 31, 2003, Metretek Florida was not in compliance with the minimum tangible net worth and the minimum net income financial covenants in the Metretek Florida Credit Agreement, but Wells Fargo has waived these financial covenants for that period.

         The obligations of Southern Flow under the Southern Flow Credit Agreement have been guaranteed by the Company along with PowerSecure and Metretek Florida. The obligations of Metretek Florida under the Metretek Florida Credit Agreement have been guaranteed by the Company along with MCM, PowerSecure and Southern Flow. The obligations of PowerSecure under the PowerSecure Credit Facility have been guaranteed by the Company, Southern Flow, Metretek Florida and MCM. The Credit Facility is secured by a first priority security interest in virtually all of the assets of Metretek Technologies, Southern Flow, PowerSecure, Metretek Florida and MCM.

         TERM LOANS - In connection with the proposed settlement of the class action litigation more fully described in Note 7, the Company will, subject to certain contingencies, be required to issue a term note payable in the amount of $3.0 million, which has been recorded in the accompanying consolidated balance sheets at December 31, 2003 and 2002. The note would bear interest at the rate of prime plus three percent and would be payable in 16 quarterly installments, each of $187,500 principal plus accrued interest. The note is to be guaranteed by all of the Company's subsidiaries. The Company is required to commence its payment obligations under the note pursuant to an escrow arrangement the earlier of June 30, 2004 or when preliminary court approval is granted, although in either case prior to the court order becoming final and non-appealable. In the event the class action litigation is not settled as currently proposed, the final terms of any future settlement or results of litigation of the matter may result in payment obligations to the Company that are different from those currently expected and the differences may be material.

         In November 2002, the Southern Flow Credit Facility was amended to provide advances to Southern Flow to purchase equipment. Proceeds of loan were used to purchase production equipment for use by Metretek Florida (the "Metretek Equipment Loan"). Amounts borrowed under the Metretek Equipment Loan bear interest at prime plus two percent (6% at December 31, 2003). Monthly principal payments in the amount of $6,635 plus interest commenced March 1, 2003, and all principal and accrued but unpaid interest is due and payable on September 30, 2004. The principal balance due on the Metretek Equipment Loan at December 31, 2003 and 2002 was $172,513 and $238,863, respectively.

         In April 2003, PowerSecure financed the acquisition of certain construction equipment with proceeds of a loan from the equipment dealer (the "PowerSecure Equipment Loan"). Amounts borrowed under the PowerSecure Equipment Loan bear interest at 3.2%. The term of the PowerSecure Equipment Loan is 48 months and monthly principal and interest payments in the amount of $671 commenced May 1, 2003. At December 31, 2003, the principal balance due on the PowerSecure Equipment Loan was $25,470.

         In December 2001, Southern Flow entered into a $250,000 loan agreement (the "Mortgage Loan") with a mortgage lender, which was modified in April 2003. The Mortgage Loan is secured by land and a building owned by Southern Flow in Dallas, Texas; it bears interest at 9%; and it requires monthly principal and interest installment payments in the amount of $2,429. All principal and accrued but unpaid interest under the Mortgage Loan becomes due and payable on November 1, 2007.

6.       CAPITAL LEASE OBLIGATIONS

         Capital lease obligations at December 31, 2003 consists of two manufacturing equipment leases at Metretek Florida payable in monthly installments, including interest, at 12%. The scheduled annual payments are as follows:

YEAR ENDING DECEMBER 31:

2004                                                 $     29,216
2005                                                       17,043
                                                     ------------
Total minimum lease payments                               46,259
Less: Interest included in the lease payments               4,365
                                                     ------------
Present value of minimum lease payments              $     41,894
                                                     ============

7.       COMMITMENTS AND CONTINGENCIES

         ANNUAL REPURCHASE COMMITMENT - MGT has an annual commitment to offer to repurchase, for an amount not to exceed $452,000 in the aggregate, preferred shareholder interests in the remaining program in which it holds an equity interest. Through December 31, 2003, the preferred shareholder interests acquired under this repurchase commitment was not significant.

         CLASS ACTION AND RELATED LITIGATION - In January 2001, Douglas W. Heins (the "Class Action Plaintiff"), individually and on behalf of a class of other persons similarly situated, filed a complaint (the "Class Action") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), Marcum Gas Transmission, Inc. ("MGT"), Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants").

         The 1997 Trust was an energy program of which MGT is the managing trustee and Messrs. Marcum, Wanger, Packard and Farstad are or were the active trustees. The 1997 Trust raised approximately $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Midland, Texas. As the result of contractual, market and operational difficulties, the 1997 Trust ceased operations in 1998.

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

         On March 27, 2003, the Company, along with the Class Action Plaintiff, filed a Stipulation of Settlement, which contains the terms and conditions of a proposed settlement intended to fully resolve all claims by the Class Action Plaintiff against the Company and the other Metretek Defendants in the Class Action. On March 2, 2004, the Company and the Class Action Plaintiff filed a revised Stipulation of Settlement (as revised, the "Heins Stipulation"), which revises certain terms of the settlement (as revised, the "Heins Settlement"). Because this is a class action, any settlement will be subject to objection by the Class members and will have to be approved by the Denver Court as described below.

         The Heins Settlement is contingent, among other things, upon the payment of not less than $2,375,000 from the proceeds of the Company's directors' and officers' insurance policy (the "Policy"), which was issued by Gulf Insurance Company ("Gulf"). In settlement of the Interpleader Action discussed below, Gulf has agreed to pay into escrow $2,375,000 in Policy proceeds to be used in the Heins Settlement. Pursuant to the Heins Stipulation, the Company has paid $375,000 into escrow for use in the Heins Settlement, and the Company has agreed to issue a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note"), and to commence payments thereunder in escrow, upon the earlier of June 30, 2004 or 51 days after the date the Denver Court grants final approval (subject to appeal) of the Heins Settlement. The Heins Settlement Note will bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, and will be guaranteed by the 1997 Trust and all of the Company's subsidiaries. The Heins Stipulation creates a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then the Heins Settlement Fund will be funded by the escrowed funds and by the Company's payments on the Heins Settlement Note which will then be paid directly to the Heins Settlement Fund.

         Under the Heins Stipulation, the Company is required to obtain the consent of the Class's lead counsel before it can sell any shares of stock of Southern Flow, Metretek or PowerSecure, although such consent is not required if the Company makes a prepayment of at least $1 million on the Heins Settlement Note with the proceeds of any such sale of subsidiary stock.

         In addition, the Company would be required under the Heins Stipulation either to vigorously prosecute any third party or cross-claims that the Company believes it has in relation to the Class Action through counsel of its choosing, or by requesting that counsel for the Class prosecute these claims. Of the net recovery (after litigation expenses, including legal fees) of any amounts collected from the resolution of these third party claims, 50% would be allocated to the Heins Settlement Fund as additional settlement funds, and 50% would be allocated to offset the Company's obligations under the Heins Settlement Note, first being applied against future payments due under the Heins Settlement Note, with any remainder paid back to the Company in reimbursement for past payments on the Heins Settlement Note. In addition, the net recovery from the prosecution of any claims by the Class against any of the Farstad Defendants, other than Jeff Farstad as described below, would be treated in the same way as the net recovery from the prosecution of claims by Metretek Defendants as described above.

         A preliminary approval hearing by the Denver Court on the Heins Settlement has been set for April 15, 2004. If the Denver Court grants the preliminary approval, then notice of the Heins Settlement will be sent to the Class, and a final approval hearing is expected to be scheduled for late May or early June. The Company cannot provide any assurance that the Denver Court will grant preliminary or final approval of the Heins Settlement. In addition, final approval by the Denver Court may be subject to post-judgment challenge or appeal.

         If the Heins Stipulation does not receive final and non-appealable approval by December 31, 2006, or such later date as is agreed to by the parties, then $375,000 and all payments made on the Heins Settlement Note will be returned to the Company from the escrow account. The $2,375,000 contributed by Gulf will remain in escrow and its disposition will be subject to the determination of the Denver Court. If the Heins Stipulation does receive final and non-appealable approval (or if all time for appeals has expired), the funds may be moved from the escrow account into the Heins Settlement Fund and paid out to the Class.

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

         The effective date of the Heins Stipulation is conditioned, among other things, upon the following events:

              - payment by Gulf of at least $2,375,000 in insurance proceeds from the Policy for the benefit of the Heins Settlement Fund (which is discussed further in connection with the settlement of the Interpleader Action);

              - the entry by the Denver Court of a preliminary approval order containing certain procedural orders, preliminarily approving the settlement terms and scheduling a settlement hearing;

              - the entry by the Denver Court of a Final Judgment and Order directing consummation of the Heins Settlement and containing certain other procedural findings and orders; and

              - the final and successful resolution of any appeals related to the Final Settlement and Order and the Heins Stipulation and the Interpleader Action discussed below.

         On March 28, 2003, Gulf filed an interpleader complaint against the Metretek Defendants, the Farstad Defendants and the Class Action Plaintiff (the "Interpleader Action") in the Denver Court, seeking a determination by the Denver Court as to the proper beneficiaries of the Policy. In March 2004, the Company settled the Interpleader Action with Gulf and the Farstad Defendants (the "Interpleader Settlement"). Pursuant to the terms of the Interpleader Settlement, Gulf has agreed to pay into escrow $2,375,000 for use in the Heins Settlement, and has agreed to pay the remainder of the Policy proceeds to the Farstad Defendants. In exchange, the Company and the Farstad Defendants have agreed to fully release Gulf from all further claims under the Policy.

         The Company cannot provide any assurance that the foregoing conditions will be satisfied and that the Heins Stipulation will become effective, or if it becomes effective the timing of such effectiveness. If the Heins Stipulation does not become effective, the Company cannot predict the outcome of this litigation or the impact the resolution of the Class Action will have on the Company's business, financial position or results of operations. The Company and the Metretek Defendants dispute the allegations of wrongdoing in the Class Action and intend to vigorously defend the claims against it and them and to vigorously pursue appropriate cross-claims and third party claims. However, failure to consummate the Heins Settlement or an adverse judgment against the Company in the Class Action could have a material adverse effect on its business, financial condition and results of operations.

         SCIENT NOTE LITIGATION - During 1999 and 2000, the Company retained Scient Corporation ("Scient"), an "eBusiness" consultant, to design and install an eBusiness program that would enable the Company to provide the Company's energy management services to commercial customers via an Internet project, which was called "PowerSpring" (the "PowerSpring Project"). In September 2000, as Scient's engagement was being terminated, the Company issued a non-negotiable promissory note to Scient for approximately $2.8 million (the "Scient Note") for the outstanding balance of services invoiced by Scient in connection with the PowerSpring Project. The Scient Note provided for payments by the Company in quarterly installments that were suspended in June 2001, after the Company discovered fraudulent activity by Scient and uncovered other matters of dispute in connection with Scient's services and billings. In May 2002, Scient's engagement manager in charge of the PowerSpring Project pleaded guilty to federal wire fraud and mail fraud charges stemming primarily from his activities during Scient's engagement by the Company.

         In March 2003, the Company and Scient jointly filed a Stipulation and Order of Settlement (the "Scient Settlement"), which fully and finally resolved all claims and disputes with Scient. Under the terms of the Scient Settlement, in exchange for the Company's payment of $50,000 to Scient, Scient agreed to release the Company from any further payment obligations under the Scient Note and the Company agreed to dismiss all of its claims against Scient. The Scient Settlement became final in April 2003. As a result of the Scient Settlement, the Company recorded a gain in the amount of approximately $1,741,000 in the fourth quarter of 2002 resulting from the cancellation of the Scient Note offset by the $50,000 cash payment due to Scient and the write-off of the recorded amount of fraudulent equipment and software purchases the Company had retained as an offset to the amount due under the Scient Note. The gain is reflected as a component of the "Provision for litigation costs, net" in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

         OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2003, 2002 and 2001 totaled $1,327,828, $1,292,958 and $1,109,071, respectively.

         Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

YEAR ENDING DECEMBER 31:

  2004                                                               $   938,941
  2005                                                                   650,565
  2006                                                                   384,726
  2007                                                                   342,727
  2008                                                                   214,740
                                                                     -----------
Total                                                                $ 2,531,699
                                                                     ===========

         EMPLOYEE BENEFIT PLAN - The Company has adopted a defined contribution savings and investment plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant's eligible compensation. The Company's 401(k) Plan expense for the years ended December 31, 2003, 2002 and 2001 was $188,336, $176,973 and
         $177,917, respectively.

         EMPLOYMENT AGREEMENTS - The Company has employment agreements with its executive officers and with other key employees which provide for base salary, incentive compensation, "change-in-control" provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.

8.       INCOME TAXES

         Income tax expense included in the consolidated statements of operations represents state income taxes in various state jurisdictions in which the Company has taxable activities. No federal income tax expense or benefit has been recognized during the years ended December 31, 2003, 2002 and 2001 because of net operating losses incurred and because a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 2003 and 2002.

         The components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 are shown below:

                                                              2003            2002
                                                          ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards                        $ 16,420,000    $ 14,320,000
  Tax credit carryforwards                                      45,000          45,000
  Allowance for bad debts                                       68,000          96,000
                                                          ------------    ------------
        Total deferred tax assets                           16,533,000      14,461,000
                                                          ------------    ------------
Deferred tax liabilities
  Excess of income tax depreciation and amortization
    over financial statement amounts                         1,066,000         813,000
  Other                                                        117,000          97,000
                                                          ------------    ------------
        Total deferred tax liabilities                       1,183,000         910,000
                                                          ------------    ------------
Net deferred tax asset                                      15,350,000      13,551,000
Valuation allowance                                        (15,350,000)    (13,551,000)
                                                          ------------    ------------
Total                                                     $          0    $          0
                                                          ============    ============

         At December 31, 2003, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $48,293,000 expiring in various amounts from 2004 to 2016. At December 31, 2003, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards expiring in various amounts from 2006 to 2008.

         As a result of an acquisition in 1991, the Company acquired a remaining net operating loss carryforwards for tax purposes of approximately $800,000 ($66,000, net of current limitation). Such carryforwards expire in 2004 and 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. If the benefits related to the net operating loss carryforwards that were not recognized at the acquisition date are recognized in a subsequent period, they will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense.

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

         No accounting recognition was given to the issuance of shares of MCM to its employee shareholders because the fair value of the MCM shares granted to the employee-shareholders was $0 at the date the shares were issued. There was no minority interest in losses of MCM during the years ended December 31, 2003 and 2002 because the minority interest shareholders losses are limited to their capital contributions and accumulated earnings, which was $0 at December 31, 2003 and 2002.

         Effective January 1, 2003, PowerSecure authorized the issuance of shares totaling up to 15% of its outstanding common stock to its employees, including 7% to the President and Chief Executive Officer of PowerSecure, as equity incentive compensation. At December 31, 2003, shares representing 13.88% of the outstanding shares of PowerSecure had been issued to PowerSecure employees. The employee shareholders of PowerSecure entered into a shareholder agreement with the Company providing for the following:

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

         The Company recognized compensation expense in the amount of $15,000 during the first quarter of 2003 upon the issuance of shares of PowerSecure to its employee shareholders based on the estimated fair value of the shares on the date of issuance, net of amounts owed by PowerSecure to the Company. The minority interest in the income of PowerSecure for the year ended December 31, 2003, was $207,280, and is included as a separate line-item in the consolidated statements of operations.

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

         The following table summarizes the Company's stock option activity since January 1, 2001:

                                 1998 STOCK              DIRECTORS STOCK             1991 STOCK
                               INCENTIVE PLAN              OPTION PLAN               OPTION PLAN
                          ------------------------    -----------------------   ---------------------
                                          WEIGHTED                   WEIGHTED                WEIGHTED
                            NUMBER        AVERAGE       NUMBER       AVERAGE      NUMBER     AVERAGE
                              OF           OPTION        OF          OPTION         OF        OPTION
                            SHARES         PRICE        SHARES        PRICE       SHARES       PRICE
Outstanding at
 January 1, 2001             295,351      $   7.58       65,000      $  2.00      214,159    $   2.00

Granted                    1,187,500          1.55
Forfeited                    (78,835)        14.45                                 (1,814)       2.00
                          ----------                  ----------                  -------

Outstanding at
 December 31, 2001         1,404,016          2.10       65,000         2.00      212,345        2.00

Granted                      120,500          1.44
Expired                                                 (27,500)        2.00      (44,311)       2.00
Forfeited                     (5,835)         4.79                                   (625)       2.00
                          ----------                  ----------                  -------

Outstanding at
 December 31, 2002         1,518,681          2.03       37,500         2.00      167,409        2.00

Granted                      271,500          1.54
Expired                     (131,165)         1.97       (7,500)        2.00      (44,000)       2.00
                          ----------                  ----------                  -------

Outstanding at
 December 31, 2003         1,659,016      $   1.96       30,000      $  2.00      123,409    $   2.00
                          ==========                  =========                   =======
Exercisable at
 December 31:
 2003                      1,529,183      $   1.99       30,000      $  2.00      123,409    $   2.00
                          ==========                  =========                   =======
 2002                      1,158,639      $   2.20       37,500      $  2.00      167,409    $   2.00
                          ==========                  =========                   =======
 2001                        784,099      $   2.47       65,000      $  2.00      210,259    $   2.00
                          ==========                  =========                   =======

         The weighted average grant date fair values of options granted during the years ended December 31, 2003, 2002 and 2001 were $.42, $0.29 and $1.07 per share, respectively. During the year ended December 31, 2003, incentive stock options to purchase 264,000 shares of common stock were granted to employees and non-qualified stock options to purchase 7,500 shares of common stock were granted to non-employee directors of the Company. During the year ended December 31, 2002, incentive stock options to purchase 113,000 shares of common stock were granted to employees and non-qualified stock options to purchase 7,500 shares of common stock were granted to non-employee directors of the Company. During the year ended December 31, 2001, incentive stock options to purchase 775,000 shares were granted to employees and non-qualified stock options to purchase 412,500 common stock shares were granted to non-employee directors of the Company. The following table summarizes information about all of the Company's stock options outstanding at December 31, 2003:

    RANGE OF                                WEIGHTED AVERAGE       WEIGHTED AVERAGE
EXERCISE PRICES       NUMBER OF SHARES       EXERCISE PRICE      REMAINING LIFE (YEARS)
---------------       ----------------      ----------------     ----------------------
$0.46 to $ 1.74          1,401,000               $ 1.49                  7.04
$1.75 to $ 2.49            247,739                 2.00                  4.44
$2.50 to $17.38            163,686                 5.95                  5.15
---------------          ---------               ------                  ----

$ 0.46 - $17.38          1,812,425               $ 1.96                  6.51
===============          =========               ======                  ====

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

         METRETEK FLORIDA STOCK WARRANTS - In 1994, in connection with the Company's acquisition of Metretek Florida the Company issued warrants to purchase shares of Company common stock to the holders of then outstanding warrants to purchase Metretek Florida capital stock. At December 31, 2003, warrants to purchase a total of 1,430 shares of Company common stock exerciseable at $88.96 per share were outstanding. The Metretek Florida stock warrants expire June 30, 2004.

         STOCK WARRANTS - In connection with the Units Private Placement (Note
         3), the Company issued Unit Warrants to purchase 700,000 shares of common stock of the Company. These warrants expire December 9, 2004.

         In addition to the warrants discussed above, warrants to purchase 45,000 shares of common stock at exercise prices ranging from $2.47 to $14.50 per share were outstanding at December 31, 2003. These warrants expire at various dates in 2004. The Company issued these warrants in prior years for consulting and other advisory services rendered to the Company by the warrant holders.

         OTHER - In fulfillment of certain make-up provisions of a license and royalty agreement at Metretek Florida that expired in 2002, the Company issued 19,697 restricted shares of common stock of the

         Company in lieu of cash during the year ended December 31, 2001, with no additional royalty expense being recognized.

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

         The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2003, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure. To date, PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

         The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect(TM), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its circuit board contract manufacturing operations.

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

         The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, equity in income of unconsolidated affiliate, results of insignificant operations and, as it relates to segment profit or loss, income and expense (including nonrecurring charges) not allocated to reportable segments.

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                                  2003              2002              2001
                                                --------          --------          --------
REVENUES:
   Southern Flow                                $ 11,805          $ 12,288          $ 12,918
   PowerSecure                                    17,122             8,229             8,975
   Metretek Florida                                9,775             6,524             6,629
   PowerSpring                                                                           277
   Other                                             610               262               543
                                                --------          --------          --------
     Total                                      $ 39,312          $ 27,303          $ 29,342
                                                ========          ========          ========
SEGMENT PROFIT (LOSS):
   Southern Flow                                $  1,619          $  1,953          $  1,642
   PowerSecure                                     1,574              (388)              403
   Metretek Florida                                 (272)             (969)             (993)
   PowerSpring                                                                          (612)
   Other                                          (1,778)           (3,933)           (1,791)
                                                --------          --------          --------
     Total                                      $  1,143          $ (3,337)         $ (1,351)
                                                ========          ========          ========

CAPITAL EXPENDITURES:
   Southern Flow                                $    103          $    122          $    116
   PowerSecure                                       124                41               141
   Metretek Florida                                   65               372               400
   Other                                               4                11
                                                --------          --------          --------
     Total                                      $    296          $    546          $    657
                                                ========          ========          ========

DEPRECIATION AND AMORTIZATION:
   Southern Flow                                $    129          $    135          $    610
   PowerSecure                                        66                47                36
   Metretek Florida                                  474               453               546
   PowerSpring                                                                           135
   Other                                              22                23                92
                                                --------          --------          --------
     Total                                      $    691          $    658          $  1,419
                                                ========          ========          ========
TOTAL ASSETS:
   Southern Flow                                $  9,339          $  9,285          $  9,487
   PowerSecure                                     5,701             2,318             1,672
   Metretek Florida                                7,098             6,842             7,500
   Other                                           1,189               754             1,635
                                                --------          --------          --------
     Total                                      $ 23,327          $ 19,199          $ 20,294
                                                ========          ========          ========

         The following table presents revenues by geographic area based on the location of the use of the product or service:

                                                2003                      2002                2001
                                             -----------              -----------          -----------
United States                                $38,074,625              $26,440,935          $28,581,534
Canada                                           726,830                  418,173              366,755
Europe                                           376,090                  156,482              228,198
South America                                     44,980                  120,741              108,150
Asia                                                                       88,900               15,504
Other                                             89,200                   77,504               42,034
                                             -----------              -----------          -----------
Total                                        $39,311,725              $27,302,735          $29,342,175
                                             ===========              ===========          ===========

11.      UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

         Summarized quarterly consolidated financial information (unaudited) for the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):

                                                              QUARTER
                                    ------------------------------------------------------------
           2003                      FIRST             SECOND            THIRD            FOURTH
                                    -------           -------           -------           ------
Total revenues                      $ 7,383           $11,151           $12,019           $8,759
Operating (loss) income                (613)              829               428              499
Minority interest                       (11)              (51)              (59)             (86)
Income taxes                            (21)              (12)              (12)             (12)
Net (loss) income                      (645)              766               357              401
Preferred stock deemed
  distribution                         (217)             (221)             (224)            (228)
Net (loss) income applicable
  to common shareholders            $  (862)          $   545           $   133           $  173
Net (loss) income per common
  share, basic and diluted          $ (0.14)          $  0.09           $  0.02           $ 0.03

                                                              QUARTER
                                    -------------------------------------------------------------
          2002                       FIRST             SECOND            THIRD             FOURTH
                                    -------           -------           -------           -------
Total revenues                      $ 6,472           $ 6,099           $  8,061          $ 6,671
Operating (loss) income                (342)             (726)                 8           (2,276)
Minority interest                         -                 -                  -                -
Income taxes                             (1)              (17)               (14)             (14)
Net loss                               (343)             (743)                (6)          (2,290)
Preferred stock deemed
  distribution                         (201)             (204)              (208)            (239)
Net loss applicable
  to common shareholders            $  (544)          $  (947)          $   (214)         $(2,529)
Net loss per common
  share, basic and diluted          $ (0.09)          $ (0.16)          $  (0.04)         $ (0.42)

         Financial results for the fourth quarter of 2002 included a provision for litigation costs, net of $1,764,000. Financial results for the second quarter of 2002 included nonrecurring charges of $258,000 related to changes in management at Metretek Florida, principally termination benefits paid.

                                    * * * * *

                                                                     SCHEDULE II

                           METRETEK TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                           ADDITIONS:
                                            BALANCE AT     CHARGED TO                           BALANCE AT
                                            BEGINNING      OPERATING         DEDUCTIONS:          END OF
             DESCRIPTION                    OF PERIOD       EXPENSES         WRITE-OFFS           PERIOD
             -----------                    ----------     ----------       --------------      ----------
Allowance for doubtful accounts:
  Year ended December 31, 2003...........      $281          $   54             $(134)(1)         $ 201
  Year ended December 31, 2002...........       170             177               (66)(1)           281
  Year ended December 31, 2001...........       548               9              (387)(1)           170

Inventory reserve:
  Year ended December 31, 2003...........      $395          $  152             $(259)(2)         $ 288
  Year ended December 31, 2002...........       413             144              (162)(2)           395
  Year ended December 31, 2001...........       492              43              (122)(2)           413


(1) Represents amounts written off as uncollectible, less recoveries.

(2) Represents amounts written off against reserve; less recoveries.

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                  EXHIBIT LIST


                  Number   Description

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

                  (10.14) Prototype - Basic Plan Document for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

                  (10.15) Adoption Agreement for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Metretek's Registration Statement on Form S-8, Registration No. 333-42698.)*

                  (10.16) Credit and Security Agreement, dated as of September 24, 2001, by and between Wells Fargo Business Credit, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.17) Form of Guaranty, dated as of September 24, 2001, by each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.18) Form of Security Agreement, dated as of September 24, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

                  (10.19) First Amendment to Credit and Security Agreement, dated as of November 19, 2002, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.31 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

                  (10.20) Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of March 26, 2003, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to
                           Exhibit 10.32 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

                  (10.21) Third Amendment to Credit and Security Agreement, dated as of April 4, 2003, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-Q for the period ended March 31, 2003.)

                  (10.22) Fourth Amendment to Credit and Security Agreement, dated as of September 24, 2003, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.4 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

                  (10.23) Credit and Security Agreement, dated as of September 6, 2002, by and between Wells Fargo Business Credit, Inc. and Metretek, Incorporated (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.24) Form of Guaranty, dated as of September 6, 2002, by each of Metretek Technologies, Inc., PowerSecure, Inc., Metretek Contract Manufacturing Company, Inc. and Southern Flow Companies, Inc., Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.25) Form of Security Agreement, dated as of September 6, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., PowerSecure, Inc., Metretek Contract Manufacturing Company, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed September 12, 2002.)

                  (10.26) First Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of March 26, 2003, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Incorporated by reference to
                           Exhibit 10.33 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

                  (10.27) Second Amendment to Credit and Security Agreement, dated as of September 24, 2003, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.5 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

                  (10.28) Third Amendment to Credit and Security Agreement, dated as of November 13, 2003, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Filed herewith)

                  (10.29) Fourth Amendment to Credit and Security Agreement, dated as of March 24, 2004, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Filed herewith)


                  (10.30) Credit and Security Agreement, dated as of September 24, 2003, by and between Wells Fargo Business Credit, Inc. and PowerSecure, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

                  (10.31) Form of Guaranty, dated as of September 24, 2003, by each of Metretek Technologies, Inc., Metretek, Incorporated, Metretek Contract Manufacturing Company, Inc. and Southern Flow Companies, Inc., Incorporated for the benefit of

                           Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

                  (10.32) Form of Security Agreement, dated as of September 6, 2001, between Wells Fargo Business Credit, Inc. and each of Metretek Technologies, Inc., Metretek, Incorporated., Metretek Contract Manufacturing Company, Inc. and Southern Flow Companies, Inc. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

                  (10.33) Employment Non-Competition Agreement, dated as of June 24, 2002, by and between Metretek, Incorporated and Thomas R. Kellogg. (Incorporated by reference to Exhibit 10.24 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

                  (10.34) Employment and Non-Competition Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.25 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

                  (10.35) Shareholders Agreement, dated as of June 27, 2002, between Metretek Contract Manufacturing Company, Inc. and its shareholders. (Incorporated by reference to Exhibit 10.26 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

                  (10.36) Form of Shareholders Agreement, between Metretek, Incorporated and its shareholders. (Incorporated by reference to Exhibit 10.27 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

                  (10.37) Shareholders Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and its shareholders. (Incorporated by reference to Exhibit 10.28 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

                  (10.38) Stipulation of Settlement, filed March 27, 2003, among Douglas W. Heins, on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et al. (Incorporated by reference to Exhibit
                           10.29 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

                  (10.39) Amended Stipulation of Settlement, filed March 3, 2004, among Douglas W. Heins on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et. al. (Filed herewith.)

                  (10.40) Stipulation and Order of Settlement, dated as of February 25, 2003, by Scient, Inc. and Metretek Technologies, Inc. (Incorporated by reference to Exhibit 10.30 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

                  (14.1) Metretek Technologies, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Filed herewith).

                  (14.2) Metretek Technologies, Inc. Code of Business Ethics and Conduct. (Filed herewith.)

                  (21.1) Subsidiaries of Metretek Technologies, Inc. (Filed herewith.)

                  (23.1)   Consent of Deloitte & Touche LLP. (Filed herewith.)

                  (31.1)   Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

                  (31.2)   Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

                  (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002, and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

                  (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002, and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

---------------

         *Management contract or compensation plan or arrangement.