Form 10-Q
period 2004-03-31
METRETEK TECHNOLOGIES INC
filed 2004-05-17
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                               Yes [X]     No [ ]

      As of May 6, 2004 there were 10,943,201 shares of the issuer's Common Stock outstanding.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [ ]     No [X]

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -
                  March 31, 2004 and December 31, 2003                          3

         Unaudited Consolidated Statements of Operations -
                  For the Three Months Ended March 31, 2004 and
                  March 31, 2003                                                5

         Unaudited Consolidated Statements of Cash Flows -
                  For the Three Months Ended March 31, 2004 and
                  March 31, 2003                                                6

         Notes to Unaudited Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk            33

Item 4.  Controls and Procedures                                               33

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     35

Item 2.  Unregistered Securities                                               35

Item 6.  Exhibits and Reports on Form 8-K                                      37

Signatures                                                                     39

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2004            2003
                                                                      -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $ 2,123,309    $ 2,101,675
  Trade receivables, net of allowance for doubtful accounts
    of $299,581 and $200,706, respectively                              5,668,986      6,613,153
  Other receivables                                                        38,591         59,864
  Inventories                                                           4,470,908      3,984,223
  Prepaid expenses and other current assets                               337,818        489,253
                                                                      -----------    -----------

      Total current assets                                             12,639,612     13,248,168
                                                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                             4,136,964      3,810,632
  Vehicles                                                                 38,876         66,590
  Furniture and fixtures                                                  595,365        588,869
  Land, building and improvements                                         758,545        754,167
                                                                      -----------    -----------
      Total property, plant and equipment, at cost                      5,529,750      5,220,258
  Less accumulated depreciation and amortization                        3,925,713      3,814,908
                                                                      -----------    -----------

      Property, plant and equipment, net                                1,604,037      1,405,350
                                                                      -----------    -----------

OTHER ASSETS:
  Goodwill                                                              7,617,196      7,617,196
  Patents and capitalized software development, net of accumulated
   amortization of $1,058,744 and $1,033,109, respectively                263,022        288,657
  Investment in unconsolidated affiliate                                1,766,770        691,100
  Other assets                                                            177,158         76,070
                                                                      -----------    -----------

      Total other assets                                                9,824,146      8,673,023
                                                                      -----------    -----------

TOTAL                                                                 $24,067,795    $23,326,541
                                                                      ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2004             2003
                                                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  2,590,681     $  1,978,226
  Accrued and other liabilities                                                      4,181,188        4,530,149
  Notes payable                                                                      1,099,108          750,753
  Capital lease obligations                                                             30,727           25,411
                                                                                  ------------     ------------

      Total current liabilities                                                      7,901,704        7,284,539
                                                                                  ------------     ------------

LONG-TERM NOTES PAYABLE                                                              5,089,634        5,226,950
                                                                                  ------------     ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS                                                   18,098           16,483
                                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                                                      281,790          207,280
                                                                                  ------------     ------------

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  7,000 ISSUED AND OUTSTANDING;
  REDEMPTION VALUE $1,000 PER SHARE                                                  9,653,874        9,422,132
                                                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized;
    none issued and outstanding

  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding

  Common stock, $.01 par value; 25,000,000 shares
    authorized; 6,163,057 and 6,043,469 shares issued
    and outstanding, respectively                                                       61,631           60,435
  Additional paid-in-capital                                                        55,286,891       55,107,132
  Accumulated deficit                                                              (54,225,827)     (53,998,410)
                                                                                  ------------     ------------

      Total stockholders' equity                                                     1,122,695        1,169,157
                                                                                  ------------     ------------

TOTAL                                                                             $ 24,067,795     $ 23,326,541
                                                                                  ============     ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          ---------------------------
                                                             2004             2003
                                                          -----------     -----------
REVENUES:
  Sales and services                                      $ 9,102,400     $ 7,181,669
  Other                                                       609,325         201,200
                                                          -----------     -----------

      Total revenues                                        9,711,725       7,382,869
                                                          -----------     -----------

COSTS AND EXPENSES:
  Cost of sales and services                                6,955,946       5,776,581
  General and administrative                                1,750,550       1,613,359
  Selling, marketing and service                              496,032         223,061
  Depreciation and amortization                               171,951         172,312
  Research and development                                    166,267         144,621
  Interest, finance charges and other                          80,189          65,571
                                                          -----------     -----------

      Total costs and expenses                              9,620,935       7,995,505
                                                          -----------     -----------

OPERATING INCOME (LOSS)                                        90,790        (612,636)

MINORITY INTEREST IN SUBSIDIARIES                             (74,510)        (11,020)

INCOME TAXES                                                  (11,955)        (20,932)
                                                          -----------     -----------

NET INCOME (LOSS)                                               4,325        (644,588)

PREFERRED STOCK DEEMED DISTRIBUTION                          (231,742)       (217,176)
                                                          -----------     -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                $  (227,417)    $  (861,764)
                                                          ===========     ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED              $     (0.04)    $     (0.14)
                                                          ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                            6,111,945       6,043,469
                                                          ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                       --------------------------------
                                                                          2004                 2003
                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $     4,325          $  (644,588)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                        171,951              172,312
      Minority interest in subsidiaries                                     74,510               26,020
      (Gain) loss on disposal of property, plant and equipment              (2,250)                 833
      Equity in income of unconsolidated affiliate                        (368,419)            (135,223)
  Changes in other assets and liabilities:
      Trade receivables                                                    944,167             (765,401)
      Inventories                                                         (486,685)            (567,017)
      Other current assets                                                 172,708              173,379
      Other noncurrent assets                                             (101,088)             (15,012)
      Accounts payable                                                     612,455            1,803,632
      Accrued and other liabilities                                       (348,961)              49,860
                                                                       -----------          -----------
      Net cash provided by operating activities                            672,713               98,795
                                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                              (333,416)             (56,787)
  Investment in unconsolidated affiliate                                  (955,784)
  Distributions from unconsolidated affiliate                              248,533              120,250
  Proceeds from sale of property, plant and equipment                        4,000
                                                                       -----------          -----------
      Net cash (used in) provided by investing activities               (1,036,667)              63,463
                                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock option exercises                                     180,955
  Net payments on line of credit                                          (836,247)            (476,775)
  Proceeds from equipment loan                                             110,250
  Proceeds from investment loan                                            960,784
  Payments on equipment loans                                              (21,717)             (13,270)
  Payments on mortgage loan and capital lease obligations                   (8,437)             (12,281)
                                                                       -----------          -----------
      Net cash provided by (used in) financing activities                  385,588             (502,326)
                                                                       -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        21,634             (340,068)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                    2,101,675              884,843
                                                                       -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2,123,309          $   544,775
                                                                       ===========          ===========

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of March 31, 2004 and December 31, 2003 and
            For the Three Month Periods Ended March 31, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure"), and Metretek, Incorporated ("Metretek Florida") (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. ("MCM")), and Marcum Gas Transmission, Inc. ("MGT") (and its majority-owned subsidiary, Conquest Acquisition Company LLC ("CAC LLC")), collectively referred to as the "Company" or "we" or "us" or "our". These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 2004 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 2004 and March 31, 2003.

      RECLASSIFICATION - Certain 2003 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net income (loss) or stockholders' equity.

      STOCK BASED COMPENSATION - The Company has three stock-based employee and director compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company does not recognize compensation cost for stock option grants to employees and directors, as all options granted under those plans have exercise prices equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share applicable to common shareholders if the Company had applied the fair value recognition provisions of FAS 123 for the three month periods ended March 31, 2004 and 2003:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                             ----------------------------------
                                                2004                   2003
                                             -----------            -----------
Net loss applicable to common
   shareholders - as reported                $  (227,417)           $  (861,764)
Deduct total stock-based employee
   compensation expense determined
   under fair value based method                (104,000)                     -
                                             -----------            -----------
Net loss applicable to common
   shareholders - pro forma                  $  (331,417)           $  (861,764)
                                             ===========            ===========
Net loss per basic and
   diluted Common Share:
        As reported                          $     (0.04)           $     (0.14)
                                             ===========            ===========
        Pro forma                            $     (0.05)           $     (0.14)
                                             ===========            ===========

      The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for stock option grants during the period ended March 31, 2004: stock price volatility of 111%; risk-free interest rate of 3.50% per year; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees. There were no stock option grants during the period ended March 31, 2003.

2. INVESTMENT IN UNCONSOLIDATED AFFILIATE

      During the first quarter of 2004, additional equity interests in MGT's unconsolidated affiliate, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), were acquired at a purchase price of $956,000, with an effective date of the acquisition of January 1, 2004. To facilitate the acquisition of the additional equity interests, MGT formed CAC LLC, a majority-owned subsidiary. Financing of the acquired equity interests was provided by a $956,000 term loan from a commercial bank to CAC LLC. The loan is secured by CAC LLC's and MGT's collective interests in MM 1995-2, and the Company has provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. Cash distributions from MM 1995-2 to CAC LLC will be used to fund the monthly payments on the term loan.

      Upon formation, MGT acquired 73.75% of CAC LLC. CAC LLC accounts for its interests in MM 1995-2 under the equity method of accounting. The minority shareholder's interest in CAC LLC at March 31, 2004, is included in minority interest in the accompanying consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES

      CLASS ACTION LITIGATION - As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("2003 Form 10-K"), in January 2001, Douglas W. Heins (the "Class Action Plaintiff"), individually and on behalf of a class of other persons similarly situated, filed a complaint (the "Class Action") in the District Court for the City and County of Denver,

Colorado (the "Denver Court") against the Company, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), MGT, Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad Defendants").

      On March 27, 2003, the Company, along with the Class Action Plaintiff, filed a Stipulation of Settlement, which contains the terms and conditions of a proposed settlement intended to fully resolve all claims by the Class Action Plaintiff against the Company and the other Metretek Defendants in the Class Action. On March 2, 2004, the Company and the Class Action Plaintiff filed a revised Stipulation of Settlement (as revised, the "Heins Stipulation"), which revises certain terms of the settlement (as revised, the "Heins Settlement"). The terms and conditions of the Heins Settlement are set forth in the 2003 Form 10-K. Because this is a class action, the Heins Settlement is subject to objection by the Class members and will have to be approved by the Denver Court as described below. Other defendants in the Class Action that are not parties to the Heins Stipulation may also attempt to object to the Heins Settlement.

      The Heins Settlement is contingent, among other things, upon the payment of not less than $2,375,000 from the proceeds of the Company's directors' and officers' insurance policy (the "Policy"), which was issued by Gulf Insurance Company ("Gulf"). In settlement of the Interpleader Action discussed below, Gulf has paid into escrow $2,375,000 in Policy proceeds to be used in the Heins Settlement. Pursuant to the Heins Stipulation, the Company has paid $375,000 into escrow for use in the Heins Settlement, and the Company has agreed to issue a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note"), and to commence payments thereunder in escrow beginning June 30, 2004. The Heins Settlement Note will bear interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, and will be guaranteed by the 1997 Trust and all of the Company's subsidiaries. The Heins Stipulation creates a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. If the Denver Court approves the Heins Settlement and all other conditions to the Heins Settlement are met, then the Heins Settlement Fund will be funded by the escrowed funds and by the Company's payments on the Heins Settlement Note which will then be paid directly to the Heins Settlement Fund.

      At the preliminary approval hearing held by the Denver Court on the Heins Settlement on April 15, 2004, the Denver Court granted preliminary approval, authorized notice of the Heins Settlement to be sent to the Class, and set a date for the final approval hearing on June 11, 2004. Notice of the Heins Settlement has been sent to the Class members. The Company cannot provide any assurance that the Denver Court will grant final approval of the Heins Settlement. In addition, final approval by the Denver Court may be subject to post-judgment challenge or appeal.

      On March 28, 2003, Gulf filed an interpleader complaint against the Metretek Defendants, the Farstad Defendants and the Class Action Plaintiff (the "Interpleader Action") in the Denver Court, seeking a determination by the Denver Court as to the proper beneficiaries of the Policy. In March 2004, we settled the Interpleader Action with Gulf and the Farstad Defendants (the "Interpleader Settlement"). Pursuant to the terms of the Interpleader Settlement, Gulf paid into escrow $2,375,000 for use in the Heins Settlement, and has paid the remainder of the Policy proceeds to the Farstad Defendants. In exchange, the Company and the Farstad Defendants have fully released Gulf from all further claims under the Policy. The Interpleader Action was dismissed on April 2, 2004.

      The Company cannot provide any assurance that the conditions to the Heins Settlement will be satisfied and that the Heins Stipulation will become effective, or if it becomes effective the timing of such effectiveness. If the Heins Stipulation does not become effective, the Company cannot predict the outcome of this litigation or the impact the resolution of the Class Action will have on its business, financial position or results of operations. The Company and the Metretek Defendants dispute the allegations of wrongdoing in the Class Action and intend to vigorously defend the claims against it and them and to vigorously pursue appropriate cross-claims and third party claims. However, failure to consummate the Heins Settlement or an adverse judgment against us in the Class Action could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2004, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure. To date, PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The amounts shown as "Other" include corporate related items, equity in earnings of unconsolidated affiliate, results of insignificant operations and, as it relates to segment profit or loss, income and expense not allocated to reportable segments.

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                            Three Months Ended
                                                 March 31,
                                        -------------------------
                                          2004              2003
                                        -------           -------
REVENUES:
   Southern Flow                        $ 3,096           $ 2,984
   PowerSecure                            4,202             3,024
   Metretek Florida                       1,804             1,174
   Other                                    610               201
                                        -------           -------
        Total                           $ 9,712           $ 7,383
                                        =======           =======

SEGMENT PROFIT (LOSS):
   Southern Flow                        $   358           $   320
   PowerSecure                              224                99
   Metretek Florida                        (434)             (562)
   Other                                    (57)             (470)
                                        -------           -------
        Total                           $    91           $  (613)
                                        =======           =======

CAPITAL EXPENDITURES:
   Southern Flow                        $    27           $    29
   PowerSecure                              165                 6
   Metretek Florida                         140                22
   Other                                      1
                                        -------           -------
        Total                           $   333           $    57
                                        =======           =======

DEPRECIATION AND AMORTIZATION:
   Southern Flow                        $    30           $    33
   PowerSecure                               21                13
   Metretek Florida                         116               121
   Other                                      5                 5
                                        -------           -------
        Total                           $   172           $   172
                                        =======           =======

                                                 March 31,
                                        -------------------------
                                          2004              2003
                                        -------           -------
TOTAL ASSETS:
   Southern Flow                        $ 9,333           $ 8,851
   PowerSecure                            5,199             3,572
   Metretek Florida                       7,298             6,649
   Other                                  2,238               860
                                        -------           -------
        Total                           $24,068           $19,932
                                        =======           =======

5. SUBSEQUENT EVENTS

      On May 6, 2004, the Company completed a private placement to institutional and accredited investors of 3,510,548 shares of its common stock and warrants to purchase 702,109 shares of its common stock (the "Private Placement"), raising gross proceeds of $10.9 million.

The price paid in the Private Placement was $3.10 per unit, each unit consisting of one share of common stock and a warrant to purchase 0.2 shares of common stock. Roth Capital Partners, LLC acted as placement agent in the Private Placement.

      The Company received net cash proceeds of approximately $9.9 million from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used by the Company principally to meet its mandatory redemption obligations related to its Series B Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), which matures on December 9, 2004, and for other business commitments and initiatives.

      The warrants issued in the Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. The warrants are callable by the Company commencing one year after issuance if the trading price of the common stock is at least two times the warrant exercise price for 30 consecutive trading days and certain other conditions are satisfied. In addition to the warrants issued to the investors, the Company issued warrants to purchase up to 351,055 shares of common stock to the placement agent, which warrants are on the same basic terms as the warrants issued to the investors. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering resales from time to time of shares of common stock issued in the Private Placement or upon the exercise of the warrants.

      In addition, certain holders of the Company's outstanding shares of Series B Preferred Stock have converted a total of 2,500 shares of Series B Preferred Stock, including accrued and unpaid dividends thereon, and received upon such conversion 1,209,133 shares of common stock plus warrants to purchase 1,209,133 shares of common stock exercisable until June 9, 2005 at an exercise price of $3.0571 per share, which is the same price as the conversion price of the Series B Preferred Stock into each share of common stock. The Company has agreed to include the shares of common stock issuable upon exercise of such warrants in the registration statement to be filed in connection with the Private Placement.

      The following table illustrates the pro forma effects of the Private Placement and conversion of the Series B Preferred Stock on the Company's financial position, as if the transactions had occurred on March 31, 2004:

           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                                          PRO FORMA
                                          HISTORICAL     ADJUSTMENTS     NOTES    PRO FORMA
                                         ------------    ------------    -----   ------------
ASSETS
Current Assets:
   Cash and cash equivalents             $  2,123,309    $  9,800,000     (a)    $ 11,923,309
   Other current assets                    10,516,303                              10,516,303
                                         ------------                            ------------
      Total current assets                 12,639,612                              22,439,612
                                         ------------                            ------------
Property, plant and equipment, net          1,604,037                               1,604,037
Total other assets                          9,824,146                               9,824,146

                                         ------------    ------------            ------------
TOTAL                                    $ 24,067,795    $  9,800,000            $ 33,867,795
                                         ============    ============            ============

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Total current liabilities                $  7,901,704                            $  7,901,704
Long-term notes payable                     5,089,634                               5,089,634
Non-current capital lease obligations          18,098                                  18,098
Minority interest in subsidiaries             281,790                                 281,790
Redeemable preferred stock-Series B         9,653,874      (3,479,669)    (b)       6,174,205
Total stockholders' equity                  1,122,695      13,279,669     (c)      14,402,364
                                         ------------    ------------            ------------
TOTAL                                    $ 24,067,795    $  9,800,000            $ 33,867,795
                                         ============    ============            ============

Notes:

(a) Represents gross cash proceeds upon issuance of 3,510,548 shares of common stock at $3.10 per share less placement agent fees and other financing costs of $1,082,700, including costs to register the shares issued in the Private Placement.

(b) Represents conversion of 2,500 shares of preferred stock ($2,500,000) and accrued but unpaid dividends ($979,669) at March 31, 2004.

(c) Represents the effect of issuing 1,209,133 common shares for the conversion of the Series B Preferred Stock plus the issuance of 3,510,548 shares of common stock at $3.10 in the Private Placement, net of placement agent fees and financing costs, less a deemed distribution on the Preferred Shares redeemed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion of our results of operations for the three month periods ended March 31, 2004 (referred to herein as the "first quarter 2004") and 2003 (referred to herein as the "first quarter 2003") and of our financial condition as of March 31, 2004 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

      During the first quarter 2004, Metretek Florida showed improvements over the first quarter 2003 in its revenues and in a reduction of its losses, which resulted primarily from the continued expansion of its contract manufacturing business. The distributed generation business and operations of PowerSecure also expanded significantly. PowerSecure's revenues during the first quarter 2004 were 39% greater than its first quarter 2003 revenues. PowerSecure's growth reflects an increase in the number of projects awarded to PowerSecure as well as an expansion of its professional services. Southern Flow's revenues and segment profit also showed improvement during the first quarter 2004, as compared to the first quarter 2003, as a result of generally improved market conditions.

      Also during the first quarter of 2004, we acquired additional equity interests in our unconsolidated affiliate, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), at a purchase price of $956,000. We financed the acquisition of the additional equity interests through a $956,000 term loan from a commercial bank to a newly formed majority owned subsidiary, CAC LLC. The additional equity income from MM 1995-2 increased our other revenues substantially during the first quarter of 2004. We expect cash distributions from MM 1995-2 to CAC LLC will be sufficient to fund the monthly payments on the term loan, as well as provide cash for other business commitments and initiatives.

      We recorded a net loss applicable to common shareholders of $227,000 during the first quarter 2004, which represents a substantial reduction as compared to the net loss applicable to common shareholders of $862,000 during the first quarter 2003. Overall, our consolidated revenues during the first quarter 2004 increased by $2,239,000, representing a 32% increase over first quarter 2003 consolidated revenues. The deemed distribution on our Series B Preferred Stock was $232,000 during the first quarter 2004, and will reduce any net income, or increase any net loss, during the remainder of 2004.

      Unless the holders of our Series B Preferred Stock elect to convert their Preferred Stock to Common Stock, the terms of our Series B Preferred Stock will require us to redeem all shares of our Series B Preferred Stock that remain outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock. While the conversion of shares of Series B Preferred Stock into shares of Common Stock prior to the redemption date will reduce our redemption obligation, we cannot determine at this time how many shares of Series B Preferred Stock will ultimately be converted. As of March 31, 2004, the total redemption obligation was approximately $9.7 million, but that amount was subsequently reduced to approximately $6.2 million as a result of the exercise of the conversion option by certain holders of the Series B Preferred Stock.

      Another important factor in our liquidity relates to the settlement of the Class Action lawsuit. The Heins Settlement is subject to certain conditions, including final court approval. Under the Heins Settlement, we are required to commence payments on a four year $3 million promissory note on the earlier of June 30, 2004 or shortly after final court approval. On April 15, 2004, the Denver Court granted preliminary approval of the Heins Settlement and set a June 11, 2004 date for the final court approval hearing, although there is no assurance that final court approval will be granted. If the Heins Settlement is not approved, then we will be required to recommence our defense of the Class Action, with all of the costs and risks inherent in litigation. See "Part II,
Item 1. Legal Proceedings" in this Report and "-Liquidity and Capital Resources" below in this Item.

      After the first quarter 2004, we took substantial steps to improve our balance sheet and liquidity. On May 6, 2004, we completed a Private Placement to institutional and accredited investors of 3,510,548 shares of our Common Stock and warrants to purchase 702,109 shares of our Common Stock, raising gross proceeds of $10.9 million. We received net cash proceeds of approximately $9.9 million from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used principally to meet our mandatory redemption obligations related to our Series B Preferred Stock and for other business commitments and initiatives.

      In addition, certain holders of our outstanding shares of Series B Preferred Stock have converted a total of 2,500 shares of Preferred Stock, including accrued and unpaid dividends thereon. As a result of the conversion of these shares of Series B Preferred Stock, our maximum aggregate redemption obligation at December 9, 2004 was reduced to approximately $6.6 million, and the dividend and the deemed distribution on the Series B Preferred Stock will be reduced for future periods as a result of the reduction in shares of Series B Preferred Stock outstanding. See "-Liquidity and Capital Resources" below in this Item for further discussion concerning the Private Placement and the conversion of Preferred Stock.

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

      We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003 in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

      The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented.

                                          Three Months Ended
                                               March 31,
                                 ------------------------------------
                                   2004                        2003
                                 -------                     -------
                                 (all amounts reported in thousands)
REVENUES:
   Southern Flow                 $ 3,096                     $ 2,984
   PowerSecure                     4,202                       3,024
   Metretek Florida                1,804                       1,174
   Other                             610                         201
                                 -------                     -------
        Total                    $ 9,712                     $ 7,383
                                 =======                     =======

GROSS PROFIT:
   Southern Flow                 $   776                     $   679
   PowerSecure                     1,138                         677
   Metretek Florida                  232                          49
                                 -------                     -------
        Total                    $ 2,146                     $ 1,405
                                 =======                     =======

SEGMENT PROFIT (LOSS):
   Southern Flow                 $   358                     $   320
   PowerSecure                       224                          99
   Metretek Florida                 (434)                       (562)
   Other                             (57)                       (470)
                                 -------                     -------
        Total                    $    91                     $  (613)
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

      The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2004, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

      We evaluate the performance of our operating segments based on operating income (loss) before taxes, nonrecurring items and interest income and expense. Other revenues and profit (loss) amounts in the table above include corporate related items, equity income in an unconsolidated affiliate, results of insignificant operations, and income and expense including non-recurring charges not allocated to its operating segments. Intersegment sales are not significant.

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

      Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the first quarter 2004 increased $2,329,000, or 32%, compared to the first quarter 2003. The increase was due to an increase in revenues by each of our operating subsidiaries as well as an increase in equity income from our investment in an unconsolidated affiliate.

      The 39% increase in PowerSecure's revenues during the first quarter 2004 compared to the first quarter 2003 was due to a significant increase in the number of PowerSecure's completed and in-process projects. PowerSecure had 47 projects completed or in process during the first quarter 2004 compared to 30 projects completed or in process during the first quarter 2003. The positive effect on revenues of the increased volume of projects was partially offset by a reduction in the average revenue per project recognized during the first quarter 2004 compared to the first quarter 2003. PowerSecure's average revenue per project for completed and in-process projects was $83,000 during the first quarter 2004 compared to $98,000 during the first quarter 2003. We believe PowerSecure is successfully identifying and closing more projects as a result of an increasingly effective sales effort and increased marketplace awareness of its presence. PowerSecure's first quarter 2004 revenues also included $279,000 of service related revenues, as compared to $78,000 during the first quarter 2003. As discussed below under "--Quarterly Fluctuations", PowerSecure's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      The 54% increase in Metretek Florida's revenues during the first quarter 2004 compared to the first quarter 2003 was the net result of an increase in domestic sales of $699,000, partially offset by a decrease in international sales of $69,000. The increase in Metretek Florida's domestic sales was due to an increase of $217,000 in sales of field devices, data collection software products, and communications solutions products, combined with an increase of $427,000 in its contract manufacturing sales. The increase in domestic sales of field devices, data collection software products, and communications solutions products was due to general economic improvements, strengthened financial condition of energy companies, and regulatory changes that initiated utility projects. The increase in domestic circuit board contract manufacturing sales was due primarily to higher sales to MCM's three largest circuit board contract manufacturing customers. As discussed below under "--Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Southern Flow's revenues increased by approximately 4% during the first quarter 2004, as compared to the first quarter 2003. We believe that the increase in Southern Flow's revenues was primarily attributable to modest price increases charged to its customers for certain of its services, as well as a generally improved market for its services due, in part, to a higher level of natural gas prices.

      Other revenues, almost exclusively comprised of equity income earned from our investment in an unconsolidated affiliate that operates three water processing and deep injection facilities in northeastern Colorado, increased $409,000 during the first quarter 2004, as compared to the first quarter 2003. The increase is due to higher levels of natural gas production activity in its operating area as well as the additional equity interests that we acquired in the first quarter 2004.

      Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                                          QUARTER-OVER-QUARTER
                                              QUARTER ENDED MARCH 31,           DIFFERENCE
                                              ----------------------      --------------------
                                               2004            2003           $            %
                                              -------        -------      --------       -----
                                                  (IN THOUSANDS)
Costs and Expenses:
Costs of Sales and Services
   Southern Flow                              $ 2,320        $ 2,305        $   15         1%
   PowerSecure                                  3,064          2,347           717        31%
   Metretek Florida                             1,572          1,125           447        40%
                                              -------        -------        ------
        Total                                   6,956          5,777         1,179        20%
General and administrative                      1,751          1,613           138         9%
Selling, marketing and service                    496            223           273       122%
Depreciation and amortization                     172            172             -         0%
Reserarch and development                         166            145            21        14%
Interest, finance charges and other                80             66            14        21%
Income taxes                                       12             21            (9)      -43%

      Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 20% increase in cost of sales and services for the first quarter 2004, compared to the first quarter 2003, was attributable almost entirely to increased activity at PowerSecure and Metretek Florida.

      The 1% increase in Southern Flow's costs of sales and services in the first quarter 2004 reflects slightly higher costs associated with Southern Flow equipment resales. Southern Flow's gross profit margin was 25.1% for the first quarter 2004, compared to 22.8% during the first quarter 2003. The improved gross profit margin reflects the modest price increases charged to Southern Flow's customers commencing in the first quarter 2004, as well as generally improved market conditions.

      The 31% increase in PowerSecure's costs of sales and services in the first quarter 2004 is almost entirely a direct result of the 39% increase in PowerSecure's revenues. PowerSecure's gross profit margin was 27.1% during the first quarter 2004, as compared to 22.4% during the first quarter 2003, which reflects both cost efficiencies in project installation and construction as well as a higher percentage of professional service revenues, with higher associated profit margins, in the first quarter 2004 compared to the first quarter 2003.

      The 40% increase in Metretek Florida's costs of sales and services in the first quarter 2004 was likewise a direct result of the 54% increase in Metretek Florida's revenues. Metretek Florida's gross profit margin increased to 12.9% for the first quarter 2004, compared to 4.2% for the first quarter 2003. The primary cause of this increase in Metretek Florida's gross profit margin was a higher level of sales of field devices, data collection and communications solutions which generally sell at higher margins to Metretek Florida.

      General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 9% increase in general and administrative expenses in the first quarter 2004, as compared to the first quarter 2003, was primarily due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business necessitating an expansion of PowerSecure's workforce. In addition, the first quarter 2004 general and administrative expenses also increased as the result of smaller increases in personnel and related overhead costs at the parent level and at Southern Flow during the first quarter 2004 attributable to increases in professional fees, insurance costs, salaries and wages.

      Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 122% increase in selling, marketing and service expenses in the first quarter 2004, as compared to the first quarter 2003, was due entirely to increased personnel, commission costs, and business development expenses associated with the development and growth of the business of PowerSecure during the first quarter 2004.

      Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The less than 1% decrease in depreciation and amortization expenses in the first quarter 2004, as compared to the first quarter 2003, primarily reflects an increase in depreciable equipment at PowerSecure, all of which was offset by reductions in depreciation and amortization expense at each of the other operating subsidiaries during the first quarter 2004.

      Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 14% increase in research and development expenses in the first quarter 2004, as compared to the first quarter 2003, primarily reflects additional personnel and associated costs at Metretek Florida.

      Interest, finance charges and other expenses include interest and finance charges on our Credit Facility as well as other non-operating expenses. The 21% increase in interest, finance charges and other expenses in the first quarter 2004, as compared to the first quarter 2003, reflects the additional bank finance charges and interest on borrowings related to PowerSecure's line of credit, which commenced in September 2003, as well as additional interest costs related to a PowerSecure project loan and the term loan used to finance our additional equity interest in our unconsolidated affiliate, both of which commenced in the first quarter 2004.

      Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The 43% decrease in income taxes in the first quarter 2004, as compared to the first quarter 2003, was entirely due to decreases in state income taxes incurred by Southern Flow in Louisiana, Oklahoma, and Mississippi.

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

      Over PowerSecure's three year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year, for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through March 31, 2004, the majority of PowerSecure's revenues constituted non-recurring revenues.

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

      Due to all of these factors and the other risks discussed in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, you should not rely on quarter-to-quarter or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

      Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of March 31, 2004, we had working capital of $4,738,000, including $2,123,000 in cash and cash equivalents, compared to working capital of $5,964,000 on December 31, 2003, which included $2,102,000 in cash and cash equivalents.

      Net cash provided by operating activities was $673,000 in the first quarter 2004, consisting of approximately $120,000 of cash used in operations, before changes in assets and liabilities, and approximately $793,000 of cash provided by changes in working capital and other asset and liability accounts. This compares to net cash provided by operating activities of $99,000 in the first quarter 2003, consisting of approximately $580,000 of cash used in operations, before changes in assets and liabilities, and approximately $679,000 of cash provided by changes in working capital and other asset and liability accounts.

      Net cash used in investing activities was $1,037,000 in the first quarter 2004, as compared to cash provided by investing activities of $63,000 in the first quarter 2003. The majority of the net cash used by investing activities during the first quarter 2004 was attributed to the purchase of additional equity interests in our unconsolidated affiliate. The net cash provided by investing activities during the first quarter 2003 was attributable to distributions from our unconsolidated affiliate, partially offset by the purchase of equipment at Southern Flow and Metretek Florida.

      Net cash provided by financing activities was $386,000 in the first quarter 2004, compared to net cash used in financing activities of $502,000 in the first quarter 2003. The majority of the net cash provided by financing activities during the first quarter 2004 was attributable to proceeds from a bank term loan used to finance the acquisition of the additional equity interests in our unconsolidated affiliate and proceeds from a commercial loan to finance the construction of a "company-owned" distributed generation project at PowerSecure. The net cash provided by financing activities during the first quarter 2003 represented net payments on our line of credit, payments on an equipment loan, and payments on capital lease obligations and a mortgage loan.

      During the remainder of 2004, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $166,000 during the first quarter 2004. We anticipate that our research and development expenses in fiscal 2004 will total approximately $812,000, virtually all of which will be directed to Metretek Florida's business.

      Our capital expenditures in the first quarter 2004 were approximately $333,000, including $110,000 of capital expenditures for a PowerSecure "company-owned" distributed generation project. We anticipate capital expenditures in fiscal 2004 of approximately $425,000 (excluding any "company-owned" distributed generation projects), which will benefit all of our key subsidiaries. We also expect to acquire approximately $600,000 of equipment through capital leases in the second quarter of 2004, substantially all of which will be used to increase MCM's production capacity. In addition, we are continuing early development of PowerSecure's "company-owned" business program which, depending on the size of individual projects and the volume of projects, would require significant additional capital expenditures. Financing of PowerSecure's "company-owned" projects to date has been generated internally or funded through long-term financing arrangements provided through one of PowerSecure's major suppliers. We cannot provide any assurance we will be successful in raising additional capital, or that the amount of any additional capital that we are able to raise will be sufficient to allow PowerSecure to meet our objectives for its growth and development or will be on favorable terms.

      Working Capital Credit Facility. We have a $3 million credit facility ("Credit Facility") with Wells Fargo Business Credit, Inc. ("Wells Fargo") that matures in September 2006. The Credit Facility restricts our ability to sell or finance our subsidiaries, without Wells Fargo's consent. The Credit Facility, which constitutes our primary credit agreement, is used primarily to fund the operations and growth of our subsidiaries, especially PowerSecure and MCM.

      The Credit Facility consists of separate credit agreements between Wells Fargo and each of Southern Flow, Metretek Florida and PowerSecure, as borrowers. At March 31, 2004, we had an aggregate borrowing base of $2,117,000 under the Credit Facility, of which $1,709,000 had been borrowed, leaving $408,000 available to borrow.

      The Credit Facility contains minimum interest charges and unused credit line and termination fees. The obligations of each of the borrowers have been guaranteed by Metretek Technologies, the other borrowers and MCM. These guarantees have been secured by guaranty agreements and security agreements entered into by the guarantors. The security agreements grant to Wells Fargo a first priority security interest in virtually all of the assets of each of the guarantors. The Credit Facility is further secured by a first priority security interest in virtually all of the assets of each borrower. Each credit agreement contains standard affirmative and negative covenants by the borrower, including financial covenants and other standard covenants related to operations, including limitations on future indebtedness and the payment of dividends the sale of assets and other corporate transactions, without Wells Fargo's consent. The Credit Facility between Wells Fargo and Southern Flow was amended in March 2004 to provide for new financial covenants applicable to certain financial results of Southern Flow during fiscal 2004.

      Term Loan. During the first quarter 2004, we formed Conquest Acquisition Company LLC, a majority-owned subsidiary, for the purpose of acquiring $956,000 of additional equity interests in our unconsolidated affiliate, MM 1995-2. Financing of the acquired equity interests was provided by a term loan from a commercial bank. The term loan is secured by our interests in MM 1995-2, and we provided a guaranty of $625,000 of the loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. We expect that monthly payments on the term loan will be funded through cash distributions from MM 1995-2.

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

      Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. In addition, we are obligated to make future payments under the Credit Facility and a mortgage loan, and to redeem our Series B Preferred Stock in December 2004. Moreover, if the Heins Stipulation becomes effective, we will be required to make certain payments under its terms. The following table sets forth our contractual obligations and commercial commitments as of March 31, 2004:

                                                         PAYMENTS DUE BY PERIOD (1)
                                    -----------------------------------------------------------------------
                                                   REMAINDER OF      YEARS          YEARS         AFTER
                                       TOTAL          2004         2005-2006      2007-2008        2008
                                    -----------    -----------    -----------    -----------    -----------
CONTRACTUAL OBLIGATIONS
    Credit Facility (2)             $ 1,709,000    $         -    $ 1,709,000    $         -    $         -
    Capital Lease Obligations            49,000         23,000         26,000              -              -
    Operating Leases                  2,298,000        704,000      1,036,000        558,000              -
    Series B Preferred Stock (3)      9,654,000      9,654,000              -              -              -
    Heins Settlement (4)              3,000,000        562,000      1,500,000        938,000              -
    Term Loan                           961,000        117,000        375,000        414,000         55,000
    Other Long-Term
       Obligations                      519,000        179,000         75,000        258,000          7,000
                                    -----------    -----------    -----------    -----------    -----------

            Total                   $18,190,000    $11,239,000    $ 4,721,000    $ 2,168,000    $    62,000
                                    ===========    ===========    ===========    ===========    ===========

-----------------------

(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of March 31, 2004, not projected borrowings under the Credit Facility.

(3) Based upon accrued and unpaid dividends as of March 31, 2004, although the redemption date is December 9, 2004. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock, but the amount set forth in the table does not give effect to any shares of Series B Preferred Stock that were converted in May 2004 or that may be converted prior to the redemption date.

(4) Assumes payments begin on the Heins Settlement Note on June 30, 2004, but excludes interest. We cannot provide any assurance that the Heins Settlement will obtain final approval and become effective, or if so, on the timing of such approval or effectiveness. See "Part II, Item 1. Legal Proceedings" in this Report.

      Off-Balance Sheet Arrangements. During the first quarter 2004, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

      Liquidity. Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments, other than the development of the company-owned business of PowerSecure. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See "--Cautionary Note Regarding Forward-Looking Statements" below. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

      Unless the holders of our Series B Preferred Stock elect to convert their Preferred Stock to Common Stock, the terms of our Series B Preferred Stock will require us to redeem all shares of our Series B Preferred Stock that remain outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock. While the conversion of shares of Series B Preferred Stock into shares of Common Stock prior to the redemption date will reduce our redemption obligation, we cannot determine at this time how many shares of Series B Preferred Stock will ultimately be converted. As of March 31, 2004, the total redemption obligation was approximately $9.7 million, but that amount was subsequently reduced to approximately $6.2 million as a result of the exercise of the conversion option by certain holders of the Series B Preferred Stock.

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

      After the first quarter 2004, we took substantial steps to improve our balance sheet and liquidity. On May 6, 2004, we completed a Private Placement to institutional and accredited investors of 3,510,548 shares of our Common Stock and warrants to purchase 702,109 shares of our Common Stock, raising gross proceeds of $10.9 million. The price paid in the Private Placement was $3.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase 0.2 shares of Common Stock. Roth Capital Partners, LLC acted as placement agent in the Private Placement.

      We received net cash proceeds of approximately $9.9 million from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used principally to meet our mandatory redemption obligations related to our Series B Preferred Stock, which matures on December 9, 2004, and for other business commitments and initiatives.

      The warrants issued in the Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. The warrants are callable by us commencing one year after issuance if the trading price of our Common Stock is at least two times the warrant exercise price for 30 consecutive trading days and certain other conditions are satisfied. In addition to the warrants issued to the investors, we issued warrants to purchase up to 351,055 shares of Common Stock to the placement agent, which warrants are on the same basic terms as the warrants issued to the investors. We have agreed to file a registration statement with the Securities and Exchange Commission covering resales from time to time of shares of Common Stock issued in the Private Placement or upon the exercise of the warrants. We have also agreed not to offer or sell any Common Stock or Common Stock equivalents to anyone, except under certain conditions, until the 90th trading day after the registration statement becomes effective, or to make any such sales at any time thereafter until 18 months after the registration statement becomes effective without allowing the investors to participate in 50% of such sale upon the same terms as offered to others.

      In addition, certain holders of our outstanding shares of Series B Preferred Stock have converted a total of 2,500 shares of Preferred Stock, including accrued and unpaid dividends, and received upon such conversion 1,209,133 shares of Common Stock plus warrants to purchase 1,209,133 shares of Common Stock exercisable until June 9, 2005 at an exercise price of $3.0571 per share, which is the same price as the conversion price of the preferred stock into each share of common stock. As a result of the conversion of these shares of Series B Preferred Stock, our maximum aggregate redemption obligation at December 9, 2004 was reduced to approximately $6.6 million, and the dividend and the deemed distribution on the Series B Preferred Stock will be reduced for future periods as a result of the reduction in shares of Series B Preferred Stock outstanding. We also agreed to include the shares of Common Stock issuable upon exercise of such warrants in the registration statement to be filed in connection with the Private Placement.

      We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. However, our ability to obtain additional capital when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lender, of the holders of our Series B Preferred Stock or of the investors in the Private Placement. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to those parties who must consent to the financing. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      There are no recent accounting pronouncements affecting the consolidated results of operation or financial position of the Company.

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

      -     our ability to successfully develop and operate our new businesses;

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

      - our ability to maintain a sufficient amount of capital and liquidity to meet our operating and capital requirement and growth needs;

      - our ability to successfully and timely develop, market and operate PowerSecure's systems, including its products, services, and technologies;

      - the effects of pending and future litigation, including the risk the conditions to the Heins Stipulation will not be satisfied;

      -     our limited operating history in our PowerSecure business;

      - the effects of changes in utility tariffs in the regions in which PowerSecure sells its distributed generation systems;

      - our ability to develop, on a profitable basis, Metretek Florida's InvisiConnect and contract manufacturing businesses;

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

      - restrictions imposed on us and our ability to raise additional capital by the terms of our Series B Preferred Stock, our Credit Facility, and the Private Placement;

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

      - the effect of changes in laws, regulations and financial accounting standards; and

      - other risks, uncertainties and other factors that are discussed in this Report or that are discussed from time to time in our other reports and documents we file with or furnish to the SEC and the exhibits to such filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      During the quarter ended March 31, 2004, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SECURITIES

      On May 6, 2004, we completed a Private Placement to institutional and accredited investors of 3,510,548 shares of our Common Stock and warrants to purchase 702,109 shares of our Common Stock, raising gross proceeds of $10.9 million. The price paid in the Private Placement was $3.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase 0.2 shares of Common Stock. Roth Capital Partners, LLC acted as placement agent in the Private Placement.

      We received net cash proceeds of approximately $9.9 million from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used principally to meet our mandatory redemption obligations related to our Series B Preferred Stock, which matures on December 9, 2004, and for other business commitments and initiatives.

      The warrants issued in the Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. The warrants are callable by us commencing one year after issuance if the trading price of our Common Stock is at least two times the warrant exercise price for 30 consecutive trading days and certain other conditions are satisfied. In addition to the warrants issued to the investors, we issued warrants to purchase up to 351,055 shares of Common Stock to the placement agent, which warrants are on the same basic terms as the warrants issued to the investors. Finally we have agreed to file a registration statement with the Securities and Exchange Commission covering resales from time to time of shares of Common Stock issued in the Private Placement or upon the exercise of the warrants.

      In addition, certain holders of our outstanding shares of Series B Preferred Stock have converted a total of 2,500 shares of Preferred Stock, including accrued and unpaid dividends, and received upon such conversion 1,209,133 shares of Common Stock plus warrants to purchase 1,209,133 shares of Common Stock exercisable until June 9, 2005 at an exercise price of $3.0571 per share, which is the same price as the conversion price of the preferred stock into each share of common stock. As a result of the conversion of these shares of Series B Preferred Stock, our maximum aggregate redemption obligation at December 9, 2004 was reduced to approximately $6.6 million, and the dividend and the deemed distribution on the Series B Preferred Stock will be reduced for future periods as a result of the reduction in shares of Series B Preferred Stock outstanding. We also agreed to include the shares of Common Stock issuable upon exercise of such warrants in the registration statement to be filed in connection with the Private Placement.

      The sales and issuances of common stock and warrants to purchase common stock in the foregoing private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D under the Securities Act. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those securities contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

      Pursuant to the authorization of the Company's Board of Directors, and in order to prevent the Private Placement and the conversion of the shares of Series B Preferred Stock or the acquisition of Common Stock or warrants by the investors in connection with the Private Placement or by the Series B Preferred Stockholders in connection with their conversion of shares of Series B Preferred Stock or upon the exercise of the warrants, from triggering the protections provided by the Company's Amended and Restated Rights Agreement, dated as of November 30, 2001 (the "Rights Agreement"), on April 22, 2004, the Company adopted and entered into Amendment No. 1 to the Rights Agreement. All capitalized terms used below but not defined herein have the respective meanings given to them in the Rights Agreement.

      Amendment No. 1 amended Sections 1(a), 1(jj), 3(a), 11 and 13 of the Rights Agreement to:

      (a) prevent any Private Placement investors or Series B Preferred Stockholders and their Affiliates and Associates from becoming an "Acquiring Person" (as that term is used and defined in the Rights Agreement),

      (b) prevent a "Shares Acquisition Date" (as that term is used and defined in the Rights Agreement) from occurring,

      (c) prevent a "Distribution Date" (as that term is used and defined in the Rights Agreement) from occurring, and

      (d) prevent any adjustment of the purchase price, number and kind of shares, number of rights or other protection set forth in Sections 11 and 13 from being triggered; in each case, as the result of:

            (i) the execution and delivery of the document, agreements and instruments in connection with the Private Placement or in the conversion of the Series B Preferred Stock, or any amendments thereto in accordance with the terms thereof ("Documents"),

            (ii) any actions taken by any of the investors in the Private Placement or any of the Series B Preferred Stockholders pursuant to the terms of any of the Documents,

            (iii) the consummation of the transactions contemplated by any of the Documents, or

            (iv) the announcement or commencement thereof, including, without limitation, the acquisition by any of the investors in the Private Placement or any of the Series B Preferred Stockholders now or at any time in the future of any Common Stock, warrants, and Common Stock issued or issuable upon exercise of warrants, or any other acquisition of any such securities, in each case pursuant to any of the Documents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            10.1 Fifth Amendment to Credit and Security Agreement, dated as of March 29, 2004, between Southern Flow Companies, Inc. and Wells Fargo Business Credit, Inc.

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

            32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

            32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   REPORTS ON FORM 8-K

            We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004 and subsequent thereto:

Date                   Item No.         Description
----                   --------         -----------
January 22, 2004         7, 9           Release of investor presentation.

February 5, 2004         7, 9           Press release to update guidance on 2004 financial results.

March 30, 2004          7, 12           Press release announcing financial results for fiscal year 2003.

April 30, 2004           5, 7           Disclosure of Private Placement and conversion of Certain Preferred Stock.

May 6, 2004              5, 7           Completion of Private Placement and conversion of Certain Preferred Stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     METRETEK TECHNOLOGIES, INC.

Date: May 14, 2004                   By:   /s/ W. Phillip Marcum
                                         -------------------------------------
                                         W. Phillip Marcum
                                         President and Chief Executive Officer

Date: May 14, 2004                   By:   /s/ A. Bradley Gabbard
                                         -------------------------------------
                                         A. Bradley Gabbard
                                         Executive Vice President
                                         and Chief Financial Officer