Form 10-Q
period 2004-06-30
METRETEK TECHNOLOGIES INC
filed 2004-08-16
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to

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

                                 Yes [X] No [ ]

      As of August 2, 2004, 11,041,701 shares of the issuer's Common Stock were outstanding.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -
               June 30, 2004 and December 31, 2003                                3

         Unaudited Consolidated Statements of Operations -
               For the Three and Six Months Ended June 30, 2004 and
               June 30, 2003                                                      5

         Unaudited Consolidated Statements of Cash Flows -
               For the Six Months Ended June 30, 2004 and June 30, 2003           6

         Notes to Unaudited Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              36

Item 4.  Controls and Procedures                                                 36

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       38

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
               of  Equity Securities                                             38

Item 4.  Submission of Matters to a Vote of Security Holders                     40

Item 6.  Exhibits and Reports on Form 8-K                                        40

Signatures                                                                       42

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2004          2003
                                                                     -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $ 9,653,941   $ 2,101,675
  Trade receivables, net of allowance for doubtful accounts
   of $361,287 and $200,706, respectively                              7,544,174     6,613,153
  Other receivables                                                       16,495        59,864
  Inventories                                                          4,944,816     3,984,223
  Prepaid expenses and other current assets                              167,303       489,253
                                                                     -----------   -----------

     Total current assets                                             22,326,729    13,248,168
                                                                     -----------   -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                            4,858,417     3,810,632
  Vehicles                                                                38,876        66,590
  Furniture and fixtures                                                 597,391       588,869
  Land, building and improvements                                        758,148       754,167
                                                                     -----------   -----------
     Total property, plant and equipment, at cost                      6,252,832     5,220,258
  Less accumulated depreciation and amortization                       3,992,554     3,814,908
                                                                     -----------   -----------

     Property, plant and equipment, net                                2,260,278     1,405,350
                                                                     -----------   -----------

OTHER ASSETS:
  Goodwill                                                             7,617,196     7,617,196
  Patents and capitalized software development, net of accumulated
   amortization of $1,084,379 and $1,033,109, respectively               247,487       288,657
  Investment in unconsolidated affiliate                               1,731,605       691,100
  Restricted cash investment                                           1,000,000
  Other assets                                                           152,292        76,070
                                                                     -----------   -----------

     Total other assets                                               10,748,580     8,673,023
                                                                     -----------   -----------

TOTAL                                                                $35,335,587   $23,326,541
                                                                     ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   JUNE 30,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2004            2003
                                                                                 ------------    ------------
CURRENT LIABILITIES:
  Accounts payable                                                               $  2,994,772    $  1,978,226
  Accrued and other liabilities                                                     4,420,574       4,530,149
  Notes payable                                                                     1,104,423         750,753
  Capital lease obligations                                                           132,512          25,411
                                                                                 ------------    ------------

     Total current liabilities                                                      8,652,281       7,284,539
                                                                                 ------------    ------------

LONG-TERM NOTES PAYABLE                                                             5,203,662       5,226,950
                                                                                 ------------    ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS                                                 376,580          16,483
                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                                                     316,979         207,280
                                                                                 ------------    ------------

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  4,500 AND 7,000 SHARES ISSUED AND OUTSTANDING,
  RESPECTIVELY, REDEMPTION VALUE $1,000 PER SHARE                                   6,316,785       9,422,132
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized;
   none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares
   authorized; 10,951,701 and 6,043,469 shares issued
   and outstanding, respectively                                                      109,517          60,435
  Additional paid-in-capital                                                       69,253,946      55,107,132
  Accumulated deficit                                                             (54,894,163)    (53,998,410)
                                                                                 ------------    ------------

     Total stockholders' equity                                                    14,469,300       1,169,157
                                                                                 ------------    ------------

TOTAL                                                                            $ 35,335,587    $ 23,326,541
                                                                                 ============    ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                        ----------------------------    ----------------------------
                                           2004             2003             2004           2003
                                        ------------    ------------    ------------    ------------
REVENUES:
  Sales and services                    $  9,773,487    $ 10,999,722    $ 18,875,887    $ 18,181,391
  Other                                      321,098         151,225         930,423         352,425
                                        ------------    ------------    ------------    ------------

     Total revenues                       10,094,585      11,150,947      19,806,310      18,533,816
                                        ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales and services               7,403,691       7,855,108      14,359,637      13,631,689
  General and administrative               1,607,435       1,611,142       3,357,985       3,224,501
  Selling, marketing and service             513,321         451,552       1,009,353         674,613
  Depreciation and amortization              197,516         174,927         369,467         347,239
  Research and development                   162,771         146,184         329,038         290,805
  Interest, finance charges and other         87,762          83,229         167,951         148,800
                                        ------------    ------------    ------------    ------------

     Total costs and expenses              9,972,496      10,322,142      19,593,431      18,317,647
                                        ------------    ------------    ------------    ------------

OPERATING INCOME                             122,089         828,805         212,879         216,169

MINORITY INTEREST                            (67,264)        (51,441)       (141,774)        (62,461)

INCOME TAXES                                 (12,016)        (12,016)        (23,971)        (32,948)
                                        ------------    ------------    ------------    ------------

NET INCOME                              $     42,809    $    765,348    $     47,134    $    120,760
                                        ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON
  SHARE ATTRIBUTABLE TO COMMON
  SHAREHOLDERS, BASIC AND DILUTED       $      (0.07)   $       0.06    $      (0.12)   $      (0.05)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING,
  BASIC AND DILUTED                        9,217,416       6,043,469       7,664,681       6,043,469
                                        ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 ----------------------------
                                                                    2004             2003
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $     47,134    $    120,760
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                    369,467         347,239
     Minority interest                                                109,699          77,461
     (Gain) Loss on disposal of property, plant and equipment            (340)          3,638
     Equity in income of unconsolidated affiliate                    (621,033)       (247,014)
     Distributions from unconsolidated affiliate                      528,132         271,594
  Changes in operating assets and liabilities:
     Trade receivables, net                                          (931,021)     (2,304,166)
     Inventories                                                     (960,593)       (601,519)
     Other current assets                                             365,319         318,997
     Other noncurrent assets                                          (76,222)        (15,000)
     Accounts payable                                               1,016,546       1,299,516
     Accrued and other liabilities                                   (109,575)      1,821,627
                                                                 ------------    ------------
     Net cash (used in) provided by operating activities             (262,487)      1,093,133
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated affiliate                             (955,784)
  Increase in restricted cash investment                           (1,000,000)
  Purchases of property, plant and equipment                         (654,792)       (149,268)
  Capitalized software purchases or development                       (10,100)         (1,999)
  Proceeds from sale of property, plant and equipment                   5,200
                                                                 ------------    ------------
     Net cash used in investing activities                         (2,615,476)       (151,267)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement                               9,849,146
  Proceeds from stock option exercises                                298,517
  Net (payments) borrowings on line of credit                        (481,528)        152,192
  Proceeds from equipment loan                                        110,250          30,169
  Proceeds from investment loan                                       960,784
  Principal payments on long-term notes payable                      (259,125)        (27,658)
  Payments on capital lease obligations                               (47,815)        (24,727)
                                                                 ------------    ------------
     Net cash provided by financing activities                     10,430,229         129,976
                                                                 ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           7,552,266       1,071,842

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                               2,101,675         884,843
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  9,653,941    $  1,956,685
                                                                 ============    ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  As of June 30, 2004 and December 31, 2003 and
        For the Three and Six Month Periods Ended June 30, 2004 and 2003

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

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 2004 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 2004 and June 30, 2003.

         RECLASSIFICATION - Certain 2003 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net income or stockholders' equity.

         INCOME (LOSS) PER SHARE - The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). The Company adopted EITF 03-6 as of April 1, 2004, and has retroactively adjusted prior periods pursuant to its provisions. EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by Statement of Financial Accounting Standards No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. The Company's Series B Redeemable Preferred Stock is a participating security under the provisions of EITF 03-6.

         The following table sets forth the calculation of basic and diluted earnings per share:

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               --------------------------    --------------------------
                                                                  2004           2003           2004           2003
                                                               -----------    -----------    -----------    -----------
Net income                                                     $    42,809    $   765,348    $    47,134    $   120,760
Less preferred stock
  deemed distribution (1)                                         (711,144)      (220,710)      (942,887)      (437,886)
                                                               -----------    -----------    -----------    -----------

Income (loss) to be allocated                                     (668,335)       544,638       (895,753)      (317,126)
Less allocation of undistributed earnings to participating
  preferred stock                                                        -       (178,002)             -              -
                                                               -----------    -----------    -----------    -----------

Net income (loss) attributable
  to common shareholders                                       $  (668,335)   $   366,636    $  (895,753)   $  (317,126)
                                                               ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding, basic and diluted (2)                             9,217,416      6,043,469      7,664,681      6,043,469
                                                               ===========    ===========    ===========    ===========

Net income (loss) per common
  share, basic and diluted (3)                                 $     (0.07)   $      0.06    $     (0.12)   $     (0.05)
                                                               ===========    ===========    ===========    ===========

(1) The preferred stock deemed distribution for the three and six month periods ended June 30, 2004 includes a non-cash charge (expense) of $543,000, which represents the estimated fair market value of inducement conveyed to the converting Preferred Stockholders in connection with the Private Placement discussed further in Note 2.

(2) The assumed conversion of stock options, convertible preferred stock and warrants has been excluded from weighted average shares outstanding because the effect would be anti-dilutive.

(3) In its Quarterly Report on Form 10-Q dated June 30, 2003, the Company originally reported Net income per common share, basic and diluted, for the three month period ended June 30, 2003 of $.09 per share. For purposes of the financial statements included in this Quarterly Report on Form 10-Q, the amount has been recalculated to reflect an allocation of earnings to participating preferred stock of $178,000.

         STOCK BASED COMPENSATION - The Company has three stock-based employee and director compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company does not recognize compensation cost for stock option grants to employees and directors, as all options granted under those plans have exercise prices equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share applicable to common shareholders if the Company had applied the fair value recognition provisions of FAS 123 for the three and six month periods ended June 30, 2004 and 2003:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                           --------------------------    --------------------------
                                              2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------
Net income (loss) attributable to common
  shareholders - as reported               $  (668,335)   $   366,636    $  (895,753)   $  (317,126)
Deduct total stock-based employee
  compensation expense determined
  under fair value based method               (159,774)       (40,698)      (263,774)       (40,698)
                                           -----------    -----------    -----------    -----------

Net income (loss) attributable to
  common shareholders - pro forma          $  (828,109)   $   325,938    $(1,159,527)   $  (357,824)
                                           ===========    ===========    ===========    ===========
Income (loss) per basic and diluted
 Common Share:

     As reported                           $     (0.07)   $      0.06    $     (0.12)   $     (0.05)
                                           ===========    ===========    ===========    ===========
     Pro forma                             $     (0.09)   $      0.05    $     (0.15)   $     (0.06)
                                           ===========    ===========    ===========    ===========

         The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for stock option grants during the periods ended June 30, 2004 and 2003: stock price volatility of 53% and 106%, respectively; risk-free interest rate of 3.50% per year; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

         STATEMENT OF CASH FLOWS - The Company considers all highly liquid and unrestricted investments with a maturity of three months or less from the date of purchase to be cash equivalents. During the six months ended June 30, 2004, the company incurred capital lease obligations in the aggregate amount of $485,731 in connection with the acquisition of manufacturing equipment at Metretek Florida.

2. PRIVATE PLACEMENT

         In May 2004, the Company completed a private placement to institutional and accredited investors of 3,510,548 shares of its common stock and warrants to purchase 702,109 shares of its common stock (the "Private Placement"), raising gross proceeds of $10,883,000. The price paid in the Private Placement was $3.10 per unit, each unit consisting of one share of common stock and a warrant to purchase 0.2 shares of common stock. Roth Capital Partners, LLC acted as placement agent in the Private Placement.

         The Company received net cash proceeds of $9,849,000 from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used by the Company principally to meet its mandatory redemption obligations related to its Series B Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), which matures on December 9, 2004 (the "Mandatory Redemption Date"), and for other business commitments and initiatives.

         The warrants issued in the Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. The warrants are callable by the Company commencing one year after issuance if the trading price of the common stock is at least two times the warrant exercise price for 30 consecutive trading days and certain other conditions are satisfied. In addition to the warrants issued to the investors, the Company issued warrants to purchase up to 351,055 shares of common stock to the placement agent, which warrants are on the same basic terms as the warrants issued to the investors. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC"), which registration statement has been declared effective by the SEC, covering resales from time to time of shares of common stock issued in the Private Placement or upon the exercise of the warrants.

         In addition, as a condition precedent to the closing of the Private Placement, certain holders of the Company's outstanding shares of Series B Preferred Stock converted a total of 2,500 shares of Series B Preferred Stock, including accrued and unpaid dividends thereon. The purpose of this conversion was to reduce the Company's potential preferred stock mandatory redemption liability at the Mandatory Redemption Date from approximately $10.3 million to approximately $6.6 million, a reduction of $3.7 million. Upon conversion, the converting Preferred Stockholders received 1,209,133 shares of common stock (inclusive of 55,871 additional shares of common stock ("Additional Shares") intended to compensate the converting Preferred Stockholders for dividends that they would otherwise receive on the converted preferred shares between the Private Placement closing date and the Mandatory Redemption Date) and new warrants to purchase 1,209,133 shares of common stock. The new warrants may be exercised at a strike price of $3.0571 per share of common stock and expire on June 9, 2005. The strike price of the new warrants is the same price as the conversion price of the Series B Preferred Stock. The Company included both the Additional Shares and the shares of common stock issuable upon exercise of the new warrants in the registration statement filed with the SEC in connection with the Private Placement.

         As a result of the Preferred Stock conversion described in the immediately preceding paragraph, the Company recorded a second quarter of 2004 non-cash charge (expense) in the amount of $543,000 as an additional preferred stock deemed dividend. This charge represents the approximate fair market value of inducement conveyed to the converting Preferred Stockholders. The inducement amount relates principally to the estimated fair market values of the new warrants and the Additional Shares. See also Note 1 - "Income (Loss) per Share."

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

         During the first quarter of 2004, additional equity interests in MGT's unconsolidated affiliate, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), were acquired at a purchase price of $956,000, with an effective date of the acquisition of January 1, 2004. To facilitate the acquisition of the additional equity interests, MGT formed CAC LLC, a majority-owned subsidiary. Financing of the acquired equity interests was provided by a $961,000 term loan from a commercial bank to CAC LLC. The loan is secured by CAC LLC's and MGT's collective interests in MM 1995-2, and the Company has provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of

5.08%) in the amount of approximately $18,500 per month. Cash distributions from MM 1995-2 to CAC LLC will be used to fund the monthly payments on the term loan.

         Upon formation, MGT acquired 73.75% of CAC LLC. CAC LLC accounts for its interests in MM1995-2 under the equity method of accounting. The minority shareholder's interest in CAC LLC at June 30, 2004, is included in minority interest in the accompanying consolidated financial statements.

         Summarized financial information for MM 1995-2 at June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, are as follows:

                                        JUNE 30,    DECEMBER 31,
                                          2004         2003
                                      -----------   -----------
Total current assets                  $ 1,431,412   $ 1,510,302
Property, plant and equipment, net      4,708,097     4,681,899
Total other assets                         19,853        23,801
                                      -----------   -----------

Total assets                          $ 6,159,362   $ 6,216,002
                                      ===========   ===========

Total current liabilities             $   808,874   $   795,599
Long-term note payable                    724,220     1,020,561
Total shareholders' equity              4,626,268     4,399,842
                                      -----------   -----------

Total liabilities and shareholders'
  equity                              $ 6,159,362   $ 6,216,002
                                      ===========   ===========


                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                  JUNE 30,                  JUNE 30,
                           -----------------------   -----------------------
                             2004          2003        2004         2003
                           ----------   ----------   ----------   ----------
Total revenues             $1,650,244   $1,228,292   $3,558,910   $2,626,061
Total costs and expenses      866,391      555,144    1,632,483    1,125,595
                           ----------   ----------   ----------   ----------
Net income                 $  783,853   $  673,148   $1,926,427   $1,500,466
                           ==========   ==========   ==========   ==========

4. RESTRICTED CASH INVESTMENT

         At April 30, 2004, Metretek Florida was not in compliance with certain financial covenants in its credit agreement with Wells Fargo Business Credit ("Wells Fargo"). Wells Fargo waived the financial covenants and the Metretek Florida credit agreement was amended to establish less restrictive financial covenants. As a condition to the waiver of default and amendment to the credit agreement, the Company agreed to purchase a $1,000,000 certificate of deposit (the "Restricted Cash Investment"), in which Wells Fargo has been granted a security interest. The Restricted Cash Investment is held in the Company's name in a depository account at Wells Fargo and it matures on December 4, 2004, subject to renewal at the instruction of Wells Fargo Business Credit. The Restricted Cash Investment is carried at cost, which approximates fair value, and is restricted as to withdrawal or use by the Company, except as may be permitted by Wells Fargo. The Restricted Cash Investment has been classified as a non-current asset in the accompanying consolidated balance sheet at June 30, 2004, because its use has been restricted.

5. COMMITMENTS AND CONTINGENCIES

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

         On March 27, 2003, the Company, along with the Class Action Plaintiff, filed a Stipulation of Settlement, which contains the terms and conditions of a proposed settlement intended to fully resolve all claims by the Class Action Plaintiff against the Company and the other Metretek Defendants in the Class Action. On March 2, 2004, the Company and the Class Action Plaintiff filed a revised Stipulation of Settlement, which revises certain terms of the settlement (as revised, the "Heins Settlement"). The terms and conditions of the Heins Settlement are set forth in the 2003 Form 10-K.

         The Heins Settlement was granted final approval by the Denver Court on June 11, 2004 and became effective on July 26, 2004. The Heins Settlement creates a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. In settlement of the Interpleader Action discussed below, $2,375,000 in proceeds of the Company's directors' and officers' insurance policy (the "Policy") was used in the Heins Settlement. Pursuant to the Heins Settlement, the Company has paid $375,000, and has issued a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note"), and commenced payments thereunder on June 30, 2004. The Heins Settlement Note bears interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, and is guaranteed by the 1997 Trust and all of the Company's subsidiaries.

         On March 28, 2003, Gulf Insurance Company ("Gulf"), who issued the Policy, filed an interpleader complaint against the Metretek Defendants, the Farstad Defendants and the Class Action Plaintiff (the "Interpleader Action") in the Denver Court, seeking a determination by the Denver Court as to the proper beneficiaries of the Policy. In March 2004, we settled the Interpleader Action with Gulf and the Farstad Defendants (the "Interpleader Settlement"). Pursuant to the terms of the Interpleader Settlement, Gulf paid $2,375,000 for use in the Heins Settlement, and has paid the remainder of the Policy proceeds to the Farstad Defendants. In exchange, the Company and the Farstad Defendants have fully released Gulf from all further claims under the Policy. The Interpleader Action was dismissed on April 2, 2004.

         The Company and the Metretek Defendants intend to vigorously pursue appropriate cross-claims and third party claims.

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

         The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2004, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure. To date, PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

         The operations of the Company's automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect(TM), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its circuit board contract manufacturing operations.

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

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (ALL AMOUNTS REPORTED IN THOUSANDS)

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                 --------------------    --------------------
                                   2004        2003        2004        2003
                                 --------    --------    --------    --------
REVENUES:
  Southern Flow                  $  3,232    $  2,839    $  6,328    $  5,823
  PowerSecure                       4,348       4,398       8,550       7,422
  Metretek Florida                  2,194       3,763       3,998       4,937
  Other                               321         151         930         352
                                 --------    --------    --------    --------
     Total                       $ 10,095    $ 11,151    $ 19,806    $ 18,534
                                 ========    ========    ========    ========

SEGMENT PROFIT (LOSS):
  Southern Flow                  $    550    $    320    $    908    $    640
  PowerSecure                         308         364         532         463
  Metretek Florida                   (402)        666        (836)        104
  Other                              (334)       (521)       (391)       (991)
                                 --------    --------    --------    --------
     Total                       $    122    $    829    $    213    $    216
                                 ========    ========    ========    ========

CAPITAL EXPENDITURES:
  Southern Flow                  $     94    $     10    $    121    $     39
  PowerSecure                         328          68         493          74
  Metretek Florida                    (92)         12          48          34
  Other                                 2           4           3           4
                                 --------    --------    --------    --------
     Total                       $    332    $     94    $    665    $    151
                                 ========    ========    ========    ========

DEPRECIATION AND AMORTIZATION:
  Southern Flow                  $     31    $     32    $     61    $     65
  PowerSecure                          24          16          45          29
  Metretek Florida                    130         122         246         242
  Other                                12           5          17          11
                                 --------    --------    --------    --------
     Total                       $    197    $    175    $    369    $    347
                                 ========    ========    ========    ========

                                                               JUNE 30,
                                                         --------------------
                                                           2004        2003
                                                         --------    --------
TOTAL ASSETS:
  Southern Flow                                          $  9,119    $  8,414
  PowerSecure                                               6,278       5,121
  Metretek Florida                                          8,545       8,410
  Other                                                    11,393         704
                                                         --------    --------
     Total                                               $ 35,335    $ 22,649
                                                         ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of our results of operations for the three and six month periods ended June 30, 2004 (referred to herein as the "second quarter 2004" and "six month period 2004", respectively) and for the three and six month periods ended June 30, 2003 (referred to herein as the "second quarter 2003" and "six month period 2003", respectively) and of our financial condition as of June 30, 2004 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

         In addition to these operating subsidiaries, we also own an approximate 26% economic interest in an unconsolidated business, the Marcum Midstream 1995-2 Business Trust (MM 1995-2). We acquired additional equity interests in MM 1995-2 during the first quarter of 2004. As a result, the income from this equity investment is becoming a more significant part of our operating results.

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

         During the second quarter 2004, we took substantial steps to improve our balance sheet and liquidity. In May 2004, we completed a Private Placement to institutional and accredited investors of 3,510,548 shares of our Common Stock and warrants to purchase 702,109 shares of our Common Stock, raising gross proceeds of $10,883,000. We received net cash proceeds of

$9,849,000 from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used principally to meet our mandatory redemption obligations related to our Series B Preferred Stock and for other business commitments and initiatives.

         In addition, certain holders of our outstanding shares of Series B Preferred Stock converted a total of 2,500 shares of Preferred Stock, including accrued and unpaid dividends thereon. As a result of the conversion of these shares of Series B Preferred Stock, our maximum aggregate redemption obligation at December 9, 2004 was reduced from $10.3 million to approximately $6.6 million, and the deemed distribution on the Series B Preferred Stock will be reduced for future periods as a result of the reduction in shares of Series B Preferred Stock outstanding. See "-Liquidity and Capital Resources" below in this Item for further discussion concerning the Private Placement and the conversion of Preferred Stock.

         During the second quarter 2004, Metretek Florida showed a substantial decline over the second quarter 2003 in its revenues and segment profitability. These declines were principally due to a significant project involving the sale of field devices that were recorded in the second and third quarter 2003. No similar sized projects were included in sales in the second quarter 2004 that were comparable to the approximate $2 million of the 2003 project revenues that were included in the second quarter 2003. PowerSecure's revenues and segment profit during the second quarter 2004 were slightly less than reported in its second quarter 2003. Southern Flow's revenues and segment profit showed significant improvement during the second quarter 2004, as compared to the second quarter 2003, as a result of generally improved market conditions.

         Due principally to the decline in revenues at Metretek Florida, our consolidated revenues during the second quarter 2004 decreased by $1,056,000, representing a 9% decrease over second quarter 2003 consolidated revenues. We recorded net income of $43,000 during the second quarter 2004, which represents a reduction as compared to net income of $765,000 during the second quarter 2003.

         During the second quarter 2004, we recorded a deemed distribution on our Series B Preferred Stock of $711,000 compared to $221,000 during the second quarter 2003. The second quarter 2004 deemed distribution increased over the second quarter 2003 due to a $543,000 non-cash inducement to Preferred Stockholders who converted a total of 2,500 shares of Series B Preferred Stock (including accrued and unpaid dividends) in connection with the Private Placement discussed above.

         After the non-cash preferred stock deemed distribution and allocation of undistributed earnings to participating preferred stock, our net loss attributable to common shareholders in the second quarter 2004 increased to $668,000 as compared to $367,000 net income attributable to common shareholders in the second quarter 2003. The primary reasons for the change in net income
(loss) attributable to common shareholders were the non-cash inducement amount of $543,000 included in second quarter 2004 as additional preferred stock deemed distribution, and the reduction in segment profitability at Metretek Florida due to the reduction in the sale of field devices as described above. These factors are partially offset by significantly better segment profitability at our Southern Flow subsidiary, and an increase in other revenues principally related to our unconsolidated investment in MM 1995-2.

         During the six month period 2004, the distributed generation business and operations of PowerSecure expanded significantly. PowerSecure's revenues during the six month period 2004 were 15% greater than its six month period 2003 revenues. PowerSecure's growth reflects an increase in the number of projects awarded to PowerSecure as well as an expansion of its professional services. Southern Flow's revenues and segment profit also showed significant improvement during the six month period 2004, as compared to the six month period 2003, as a result of generally improved market conditions. Metretek Florida showed a substantial decline over the six month period 2003 in its revenues and segment profitability, which resulted primarily from a reduction in sales of field devices and data collection software products in the second quarter 2004 as described above.

         Overall, our consolidated revenues during the six month period 2004 increased by $1,272,000, representing a 7% increase over six month period 2003 consolidated revenues. We recorded net income of $47,000 during the six month period 2004 compared to net income of $121,000 during the six month period 2003.

         During the six month period 2004, we recorded a non-cash deemed distribution on our Series B Preferred Stock of $943,000 compared to $438,000 during the six month period 2003. The six month period 2004 deemed distribution increased over the six month period 2003 due to a $543,000 non-cash inducement to Preferred Stockholders who converted a total of 2,500 shares of Series B Preferred Stock (including accrued and unpaid dividends) in connection with the Private Placement discussed above. After the non-cash preferred stock deemed distribution and allocation of undistributed earnings to participating preferred stock, our net loss attributable to common shareholders in the six month period 2004 increased to $896,000 as compared to a $317,000 net loss attributable to common shareholders in the six month period 2003. The primary reason for this decrease was the charge for the non-cash deemed dividend inducement to the converting Preferred Stockholders in connection with the Private Placement and the decline in the performance of Metretek Florida.

         Also during the six month period 2004, we acquired additional equity interests in our unconsolidated affiliate, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), at a purchase price of $956,000. We financed the acquisition of the additional equity interests through a $961,000 term loan from a commercial bank to a newly formed majority owned subsidiary, CAC LLC. The additional equity income from MM1995-2 increased our other revenues substantially during the six month period 2004. We expect cash distributions from MM 1995-2 to CAC LLC will be sufficient to fund the monthly payments on the term loan, as well as provide cash for other business commitments and initiatives.

         Unless the holders of our remaining Series B Preferred Stock elect to convert their Preferred Stock to Common Stock, the terms of our Series B Preferred Stock will require us to redeem all shares of our Series B Preferred Stock that remain outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock. While the conversion of shares of Series B Preferred Stock into shares of Common Stock prior to the redemption date will reduce our redemption obligation, we cannot determine at this time how many shares, if any, of Series B Preferred Stock will ultimately be converted. As of June 30, 2004, the total redemption obligation was approximately $6.3 million, and due to additional accrued dividends may rise to a maximum redemption obligation of $6.6 million on the December 9, 2004 mandatory redemption date.

         Another important factor in our liquidity relates to the settlement of the Class Action lawsuit. On June 11, 2004, the Denver Court granted final approval of the Heins Settlement, which became effective on July 26, 2004. Under the Heins Settlement, we commenced payments on a four year $3 million promissory note on June 30, 2004. See "Part II, Item 1. Legal Proceedings" in this Report and "-Liquidity and Capital Resources" below in this Item.

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

                          THREE MONTHS ENDED       SIX MONTHS ENDED
                               JUNE 30,                JUNE 30,
                         --------------------    --------------------
                           2004        2003        2004        2003
                         --------    --------    --------    --------
                             (all amounts reported in thousands)
REVENUES:
  Southern Flow          $  3,232    $  2,839    $  6,328    $  5,823
  PowerSecure               4,348       4,398       8,550       7,422
  Metretek Florida          2,194       3,763       3,998       4,937
  Other                       321         151         930         352
                         --------    --------    --------    --------
     Total               $ 10,095    $ 11,151    $ 19,806    $ 18,534
                         ========    ========    ========    ========

GROSS PROFIT:
  Southern Flow          $    847    $    662    $  1,623    $  1,341
  PowerSecure               1,296       1,159       2,434       1,836
  Metretek Florida            227       1,324         459       1,373
                         --------    --------    --------    --------
     Total               $  2,370    $  3,145    $  4,516    $  4,550
                         ========    ========    ========    ========

SEGMENT PROFIT (LOSS):
  Southern Flow          $    550    $    320    $    908    $    640
  PowerSecure                 308         364         532         463
  Metretek Florida           (402)        666        (836)        104
  Other                      (334)       (521)       (391)       (991)
                         --------    --------    --------    --------
     Total               $    122    $    829    $    213    $    216
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

         The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2004, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

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

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

         Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the second quarter 2004 decreased $1,056,000, or 9%, compared to the second quarter 2003. The decrease was due principally to a decrease in revenues by Metretek Florida, partially offset by an increase in revenues by Southern Flow as well as an increase in equity income from our investment in MM 1995-2.

         The 42% decrease in Metretek Florida's revenues during the second quarter 2004 compared to the second quarter 2003 was almost entirely attributable to a decrease in domestic sales of $1,474,000. The decrease in Metretek Florida's domestic sales was the net result of a decrease of $2,373,000 in domestic sales of field devices, data collection software products, and communications solutions products, partially offset by an increase of $899,000 in its domestic contract manufacturing sales. The decrease in domestic sales of field devices, data collection software products, and communications solutions products was due to the effects of a significant order from a single customer in the second quarter 2003, which resulted in the recognition of approximately $2 million in sales. There was no comparable order in the second quarter 2004. The increase in domestic circuit board contract manufacturing sales was due primarily to higher sales to MCM's largest circuit board contract manufacturing customers. As discussed below under "--Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

         PowerSecure's revenues during the second quarter 2004 showed a nominal decrease compared to the second quarter 2003. PowerSecure had 68 projects completed or in process during the second quarter 2004 compared to 24 projects completed or in process during the second quarter 2003. PowerSecure's average revenue per project for completed and in-process projects was $60,000 during the second quarter 2004 compared to $182,000 during the second quarter 2003. PowerSecure's completed or in process projects during the second quarter 2004 included 31 switchgear projects compared to 2 switchgear projects during the second quarter 2003. Switchgear projects are typically smaller than distributed generation projects, but generally yield higher profit margins compared to distributed generation projects. PowerSecure's second quarter 2004 revenues also included $268,000 of service related revenues, as compared to $23,000 during the second quarter 2003. As discussed below under "--Quarterly Fluctuations", PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

         Southern Flow's revenues increased by 14% during the second quarter 2004, as compared to the second quarter 2003. This increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas wellhead prices.

         Other revenues increased $170,000 during the second quarter 2004, as compared to the second quarter 2003. This increase was comprised principally of an increase in equity income earned from our unconsolidated investment in MM 1995-2, that operates three water processing and deep injection facilities in northeastern Colorado, The increase was due to higher levels of natural gas production activity in its operating area as well as the additional equity interests that we acquired in the first quarter of 2004.

         Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:


                                      QUARTER ENDED     QUARTER-OVER-QUARTER
                                         JUNE 30,            DIFFERENCE
                                      ---------------   --------------------
                                       2004     2003       $           %
                                      ------   ------   --------    --------
                                       (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
  Southern Flow                       $2,384   $2,177    $  207        10%
  PowerSecure                          3,052    3,239      (187)       -6%
  Metretek Florida                     1,967    2,438      (471)      -19%
                                      ------   ------    ------
     Total                             7,403    7,854      (451)       -6%

General and administrative             1,607    1,611        (4)        0%
Selling, marketing and service           513      452        61        13%
Depreciation and amortization            198      175        23        13%
Research and development                 163      146        17        12%
Interest, finance charges and other       88       83         5         6%
Income taxes                              12       12         -         0%

         Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 6% decrease in cost of sales and services for the second quarter 2004, compared to the second quarter 2003, was attributable almost entirely to reduced sales activity at Metretek Florida.

         The 10% increase in Southern Flow's costs of sales and services in the second quarter 2004 reflects the 14% increase in its revenues. Southern Flow's gross profit margin was 26.2% for the second quarter 2004, compared to 23.3% during the second quarter 2003. The improved gross profit margin reflects generally improved market conditions.

         The 6% decrease in PowerSecure's costs of sales and services in the second quarter 2004 is a combined result of the 1% decrease in PowerSecure's revenues, cost efficiencies in project installation and construction, and a higher percentage of professional service revenues, with higher associated profit margins, in the second quarter 2004 compared to the second quarter 2003. As a result, PowerSecure's gross profit margin increased to 29.8% during the second quarter 2004, as compared to 26.3% during the second quarter 2003.

         The 19% decrease in Metretek Florida's costs of sales and services in the second quarter 2004 was likewise a direct result of the 42% decrease in Metretek Florida's revenues. Metretek Florida's gross profit margin decreased to 10.3% for the second quarter 2004, compared to 35.2% for the second quarter 2003. The primary causes of this decrease in Metretek Florida's gross profit margin were a change in the mix of products sold, represented by a significant decrease in higher margin sales of field devices, data collection and communications solutions products, but offset by an increase in lower margin contract manufacturing sales, and an net decrease in overall sales, that resulted in a lower sales denominator over which to spread our fixed production overhead.

         General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The less than 1% decrease in general and administrative expenses in the second quarter 2004, as compared to the second quarter 2003, was primarily due to a reduction in legal expenses associated with the Company's Class Action lawsuit, which has been settled. This decrease was partially offset by increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business necessitating an expansion of PowerSecure's workforce.

         Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 13% increase in selling, marketing and service expenses in the second quarter 2004, as compared to the second quarter 2003, was due entirely to increased personnel, commission costs, and business development expenses associated with the development and growth of the business of PowerSecure during the second quarter 2004.

         Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 13% increase in depreciation and amortization expenses in the second quarter 2004, as compared to the second quarter 2003, primarily reflects an increase in depreciable equipment at PowerSecure and Metretek Florida as well as amortization of the premium paid for the Company's additional investment in its unconsolidated affiliate early in 2004.

         Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 12% increase in research and development expenses in the second quarter 2004, as compared to the second quarter 2003, primarily reflects additional personnel and associated costs at Metretek Florida that were specifically directed toward further development of our new InvisiConnect suite of M2M products.

         Interest, finance charges and other expenses include interest and finance charges on our Credit Facility as well as other non-operating expenses. The 6% increase in interest, finance charges and other expenses in the second quarter 2004, as compared to the second quarter 2003, reflects the additional bank finance charges and interest on borrowings related to PowerSecure's line of credit, which commenced in September 2003, as well as additional interest costs related to a PowerSecure project loan and the term loan used to finance our additional equity interest in our unconsolidated affiliate, both of which commenced in the first quarter of 2004.

         Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The estimated state income tax expense during the second quarter 2004 was unchanged from our estimate of state income tax expense during the second quarter 2003.

SIX MONTH PERIOD 2004 COMPARED TO SIX MONTH PERIOD 2003

         Revenues. Our consolidated revenues for the six month period 2004 increased $1,272,000, or 7%, compared to the six month period 2003. The increase was due to increases in revenues by PowerSecure and by Southern Flow as well as an increase in equity income from our investment in an unconsolidated affiliate. These revenue increases were partially offset by a decrease in revenues by Metretek Florida.

         PowerSecure's revenues increased $1,128,000, or 15%, during the six month period 2004 compared to the six month period 2003. The increase in PowerSecure's revenues was due to a significant increase in the number of PowerSecure's completed and in-process projects during the six month period 2004 compared to the six month period 2003, although the effect on revenues of this increased volume of projects was partially offset due to the reduced size of PowerSecure's projects during the six month period 2004 compared to the six month period 2003. While PowerSecure had 79 projects completed or in process during the six month period 2004 compared to 36 projects completed or in process during the six month period 2003, PowerSecure's average revenue per project for completed and in-process projects was $101,000 during the six month period 2004 compared to $203,000 during the six month period 2003. In addition, PowerSecure's revenues during the six month period 2004 included $547,000 of professional service revenue compared to $101,000 of professional service revenue during the six month period 2003. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

         Southern Flow's revenues increased $505,000, or 9%, during the six month period 2004, as compared to the six month period 2003. The increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices.

         Metretek Florida's revenues decreased $939,000, or 19%, during the six month period 2004 compared to the six month period 2003, consisting of a decrease in domestic sales of $775,000, together with a decrease in international sales of $164,000. The decrease in Metretek Florida's domestic sales was the net result of a decrease of $2,101,000 in sales of field devices, data collection software products, and communications solutions products, partially offset by a $1,326,000 increase in its contract manufacturing sales. The decrease in domestic sales of field devices, data collection software products, and communications solutions products was due to the effects of a significant order from a single customer in the six month period 2003, which resulted in the recognition of approximately $2 million in sales. There was no comparable order in the six month period 2004. The increase in domestic circuit board contract manufacturing sales was attributable primarily to the continued growth and emphasis on that portion of Metretek Florida's operations in 2004.

         Other revenues increased $578,000 during the six month period 2004, as compared to the six month period 2003. This increase was comprised principally of an increase in equity income earned from our unconsolidated investment in MM 1995-2 that operates three water processing and deep injection facilities in northeastern Colorado, The increase is due to higher levels of natural gas production activity in its operating area as well as the additional equity interests that we acquired in the first quarter of 2004.

         Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:


                                       SIX MONTHS ENDED     PERIOD-OVER-PERIOD
                                          JUNE 30,              DIFFERENCE
                                      -----------------    --------------------
                                       2004      2003         $           %
                                      -------   -------    --------    --------
                                        (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
  Southern Flow                       $ 4,704   $ 4,482    $    222        5%
  PowerSecure                           6,116     5,586         530        9%
  Metretek Florida                      3,539     3,564         (25)      -1%
                                      -------   -------    --------
     Total                             14,359    13,632         727        5%

General and administrative              3,358     3,225         133        4%
Selling, marketing and service          1,009       675         334       49%
Depreciation and amortization             369       347          22        6%
Research and development                  329       291          38       13%
Interest, finance charges and other       168       149          19       13%
Income taxes                               24        33          (9)     -27%

         The overall 5% increase in cost of sales and services for the six month period 2004, compared to the six month period 2003, was attributable almost entirely to increased activity at PowerSecure and Southern Flow.

         The 5% increase in Southern Flow's costs of sales and services in the six month period 2004 reflects the 9% increase in its revenues. Southern Flow's gross profit margin was 25.7% for the six month period 2004, compared to 23.0% during the six month period 2003. The improved gross profit margin reflects generally improved market conditions.

         The 9% increase in PowerSecure's costs of sales and services in the six month period 2004 is a combined result of the 15% increase in PowerSecure's revenues, cost efficiencies in project installation and construction, and a higher percentage of professional service revenues, with higher associated profit margins, in the six month period 2004 compared to the six month period 2003. As a result, PowerSecure's gross profit margin increased to 28.5% during the six month period 2004, as compared to 24.7% during the six month period 2003.

         The 1% decrease in Metretek Florida's costs of sales and services in the six month period 2004 was a direct result of the 19% decrease in Metretek Florida's revenues. Metretek Florida's gross profit margin decreased to 11.5% for the six month period 2004, compared to 27.8% for the six month period 2003. The primary causes of this decrease in Metretek Florida's gross profit margin were a change in the mix of products sold, represented by a significant decrease in higher margin sales of field devices, data collection and communications solutions products, but offset by an increase in lower margin contract manufacturing sales, and an net decrease in overall sales, that resulted in a lower sales denominator over which to spread our fixed production overhead.

         The 4% increase in general and administrative expenses in the six month period 2004, as compared to the six month period 2003, was primarily due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business necessitating an expansion of PowerSecure's workforce. In addition, the six month period 2004 general and administrative expenses also increased as the result of smaller increases in personnel and related overhead costs at the parent level and at Southern Flow attributable to increases in professional fees, insurance costs, salaries and wages. These general and administrative expense increases were partially offset by a reduction in legal expenses associated with the Company's Class Action lawsuit during the six month period 2004 compared to the six month period 2003.

         The 49% increase in selling, marketing and service expenses in the six month period 2004, as compared to the six month period 2003, was due entirely to increased personnel, commission costs, and business development expenses associated with the development and growth of the business of PowerSecure during the six month period 2004.

         The 6% increase in depreciation and amortization expenses in the six month period 2004, as compared to the six month period 2003, primarily reflects an increase in depreciable equipment at PowerSecure and Metretek Florida as well as amortization of the premium paid for the Company's additional investment in its unconsolidated affiliate early in 2004.

         The 13% increase in research and development expenses in the six month period 2004, as compared to the six month period 2003, primarily reflects additional personnel and associated costs at Metretek Florida that were specifically directed toward further development of our new InvisiConnect suite of M2M products.

         The 13% increase in interest, finance charges and other expenses in the six month period 2004, as compared to the six month period 2003, reflects the additional bank finance charges and interest on borrowings related to PowerSecure's line of credit, which commenced in September 2003, as well as additional interest costs related to a PowerSecure project loan and the term loan used to finance our additional equity interest in our unconsolidated affiliate, both of which commenced in the first quarter of 2004.

         Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The 27% decrease in income taxes in the six month period 2004, as compared to the six month period 2003, was entirely due to reduced state income tax expense incurred by Southern Flow in Louisiana, Oklahoma, and Mississippi.

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

          Over PowerSecure's three year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year, for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through June 30, 2004, the majority of PowerSecure's revenues constituted non-recurring revenues.

         Metretek Florida has historically derived most of its revenues from sales of its products and services to the utility industry. Metretek Florida has experienced variability of operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the utility industry operates. The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. In recent years, Metretek Florida has diversified its business by entering the contract manufacturing market, but this business heavily depends upon the amount, size and timing of customer orders, and is subject to customers delaying, deferring or canceling purchase orders, or making smaller purchases than expected.

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

         Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, and proceeds from private and public sales of equity. As of June 30, 2004, we had working capital of $13,674,000, including $9,654,000 in cash and cash equivalents, compared to working capital of $5,964,000 on December 31, 2003, which included $2,102,000 in cash and cash equivalents.

         Net cash used in operating activities was $262,000 in the six month period 2004, consisting of approximately $433,000 of cash provided by operations, before changes in assets and liabilities, and approximately $695,000 of cash used in changes in working capital and other asset and liability accounts. This compares to net cash provided by operating activities of $1,093,000 in the six month period 2003, consisting of approximately $574,000 of cash provided by operations, before changes in assets and liabilities, and approximately $519,000 of cash provided by changes in working capital and other asset and liability accounts.

         Net cash used in investing activities was $2,615,000 in the six month period 2004, as compared to cash used in investing activities of $151,000 in the six month period 2003. Net cash used in investing activities during the six month period 2004 included the purchase of a $1,000,000 restricted certificate of deposit in connection with the waiver and amendment of certain loan covenant compliance requirements for Metretek Florida. In addition during the six month period 2004, we purchased additional equity interests in our unconsolidated affiliate for $956,000 and used $665,000 to purchase equipment items at each of our operating subsidiaries. The net cash used in investing activities during the six month period 2003 was attributable to the purchase of equipment at PowerSecure and Southern Flow.

         Net cash provided by financing activities was $10,430,000 in the six month period 2004, compared to net cash provided by financing activities of $130,000 in the six month period 2003. The majority of the net cash provided by financing activities in the six month period 2004 was attributable to $9,849,000 net proceeds from a Private Placement of our Common Stock in May 2004 as well as $961,000 proceeds from a bank term loan used to finance the acquisition of the additional equity interests in our unconsolidated affiliate. The net cash provided by financing activities in the six month period 2003 represented net borrowings on our line of credit, partially offset by payments on long-term notes payable and payments on capital lease obligations.

         During the remainder of 2004, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $329,000 during the six month period 2004. We anticipate that our research and development expenses in fiscal 2004 will total approximately $812,000, virtually all of which will be directed to Metretek Florida's business.

         Our capital expenditures during the six month period 2004 were approximately $665,000, including $417,000 of capital expenditures for two PowerSecure "company-owned" distributed generation projects, one of which is still under construction at June 30, 2004. We anticipate capital expenditures in fiscal 2004 of approximately $1,800,000, including $1.4 million of capital invested in "company-owned" distributed generation projects. The remaining $400,000 in capital expenditures will benefit all of our key subsidiaries. We also acquired approximately $486,000 of equipment through capital leases in the six month period 2004, substantially all of which has been used to increase MCM's production capacity. PowerSecure's "company-owned" projects are anticipated to be funded primarily through long-term financing arrangements provided through PowerSecure's major suppliers. However, we cannot provide any assurance that those financing arrangements will be sufficient to allow PowerSecure to meet our objectives for its growth and development without internal funding or will be on favorable terms.

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

         The Credit Facility consists of separate credit agreements between Wells Fargo and each of Southern Flow, Metretek Florida and PowerSecure, as borrowers. At June 30, 2004, we had an aggregate borrowing base of $3,000,000 under the Credit Facility, of which $2,064,000 had been borrowed, leaving $936,000 available to borrow.

         The Credit Facility contains minimum interest charges and unused credit line and termination fees. The obligations of each of the borrowers have been guaranteed by Metretek Technologies, the other borrowers and MCM. These guarantees have been secured by guaranty agreements and security agreements entered into by the guarantors. The security agreements grant to Wells Fargo a first priority security interest in virtually all of the assets of each of the guarantors. The Credit Facility is further secured by a first priority security interest in virtually all of the assets of each borrower. Each credit agreement contains standard affirmative and negative covenants by the borrower, including financial covenants and other standard covenants related to operations, including limitations on future indebtedness and the payment of dividends the sale of assets and other corporate transactions, without Wells Fargo's consent. The Credit Facility between Wells Fargo and Southern Flow was amended in the first quarter 2004 to provide for new financial covenants applicable to certain financial results of Southern Flow during fiscal 2004.

         The Credit Facility between Wells Fargo and Metretek Florida was amended during the second quarter 2004 to establish less restrictive financial covenants for the remainder of fiscal 2004. As a condition to the waiver of an existing default and the amendment to the credit agreement, we agreed to purchase a $1,000,000 certificate of deposit (the "Restricted Cash Investment"), in which Wells Fargo has been granted a security interest. The Restricted Cash Investment is held in the Company's name in a depository account at Wells Fargo Bank, National Association and it matures on December 4, 2004, subject to renewal at the instruction of Wells Fargo. The Restricted Cash Investment is carried at cost, which approximates fair value, and is restricted as to withdrawal or use by the Company, except as may be permitted by Wells Fargo. The Restricted Cash Investment has been classified as a non-current asset in our consolidated balance sheet at June 30, 2004.

         Term Loan. During the first quarter 2004, we formed Conquest Acquisition Company LLC, a majority-owned subsidiary, for the purpose of acquiring $956,000 of additional equity interests in our unconsolidated affiliate, MM1995-2. Financing of the acquired equity interests was provided by a term loan from a commercial bank. The term loan is secured by our interests in MM1995-2, and we provided a guaranty of $625,000 of the loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. We expect that monthly payments on the term loan will be funded through cash distributions from MM1995-2.

         Heins Stipulation. On June 11, 2004, the Denver Court granted final approval of the Heins Settlement, which became effective on July 26, 2004. The Heins Settlement fully resolves all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement includes payment of $2,375,000 from the proceeds of our directors' and officers' insurance policy. We have paid $375,000 for use in the Heins Settlement, and we have issued the Heins Settlement Note payable to the Heins Settlement Fund in the amount of $3.0 million, and commenced payments thereunder on June 30, 2004. The Heins Settlement Note bears interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, and is guaranteed by the 1997 Trust and all of our subsidiaries. This litigation and settlement are more fully discussed, and the capitalized terms used in this paragraph are defined, in "Part II, Item 1. Legal Proceedings." The loss resulting from the amounts due on the Heins Settlement, other than interest on the Heins Settlement Note, was recorded in fiscal 2002.

         Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. In addition, we are obligated to make future payments under the Credit Facility and a mortgage loan, and to redeem our Series B Preferred Stock in December 2004. Finally, we are required to make certain payments under the terms a class action litigation settlement, payments of which commenced June 30, 2004. The following table sets forth our contractual obligations and commercial commitments as of June 30, 2004:

                                                           PAYMENTS DUE BY PERIOD (1)
                                        -------------------------------------------------------------------
                                                      REMAINDER OF     YEARS         YEARS        AFTER
                                           TOTAL          2004       2005-2006     2007-2008       2008
                                        -----------   ------------  -----------   -----------   -----------
CONTRACTUAL OBLIGATIONS
 Credit Facility (2)                    $ 2,064,000   $         -   $ 2,064,000   $         -   $         -
 Capital Lease Obligations                  509,000        59,000       248,000       197,000         5,000
 Operating Leases                         2,064,000       470,000     1,036,000       558,000             -
 Series B Preferred Stock (3)             6,317,000     6,317,000             -             -             -
 Heins Settlement                         2,813,000       375,000     1,500,000       938,000             -
 Term Loan                                  941,000        97,000       375,000       414,000        55,000
 Other Long-Term
   Obligations                              491,000       151,000        75,000       258,000         7,000
                                        -----------   -----------   -----------   -----------   -----------

    Total                               $15,199,000   $ 7,469,000   $ 5,298,000   $ 2,365,000   $    67,000
                                        ===========   ===========   ===========   ===========   ===========

------------------
(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of June 30, 2004, not projected borrowings under the Credit Facility.

(3) Based upon accrued and unpaid dividends as of June 30, 2004, although the redemption date is December 9, 2004. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock, but the amount set forth in the table does not give effect to any shares of Series B Preferred Stock that may be converted prior to the redemption date.

         Off-Balance Sheet Arrangements. During the six month period 2004, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

         Unless the holders of our Series B Preferred Stock elect to convert their Preferred Stock to Common Stock, the terms of our Series B Preferred Stock will require us to redeem all shares of our Series B Preferred Stock that remain outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock. While the conversion of shares of Series B Preferred Stock into shares of Common Stock prior to the redemption date will reduce our redemption obligation, we cannot determine at this time how many shares of Series B Preferred Stock will ultimately be converted. As of June 30, 2004, the total redemption obligation was approximately $6.3 million.

         For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

      - While we have reorganized our Metretek Florida business with the goal of making its cash flow positive, the operations of Metretek Florida, or its subsidiary MCM, may require us to fund future operating losses or costs of business expansion.

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

      - An adverse resolution to claims that may arise from time to time against us could significantly increase our cash requirements beyond our available capital resources.

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

     -    the effects of pending and future litigation;

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

     - our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

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

         During the quarter ended June 30, 2004, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On May 6, 2004, we completed a Private Placement to institutional and accredited investors of 3,510,548 shares of our Common Stock and warrants to purchase 702,109 shares of our Common Stock, raising gross proceeds of $10,883,000. The price paid in the Private Placement was $3.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase 0.2 shares of Common Stock. Roth Capital Partners, LLC acted as placement agent in the Private Placement.

         We received net cash proceeds of $9,849,000 from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used principally to meet our mandatory redemption obligations related to our Series B Preferred Stock, which matures on December 9, 2004, and for other business commitments and initiatives.

         The warrants issued in the Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. The warrants are callable by us commencing one year after issuance if the trading price of our Common Stock is at least two times the warrant exercise price for 30 consecutive trading days and certain other conditions are satisfied. In addition to the warrants issued to the investors, we issued warrants to purchase up to 351,055 shares of Common Stock to the placement agent, which warrants are on the same basic terms as the warrants issued to the investors. We filed a registration statement with the Securities and Exchange Commission (the "SEC"), which registration statement has been declared effective by the SEC, covering resales from time to time of shares of Common Stock issued in the Private Placement or upon the exercise of the warrants.

         In addition, as a condition precedent to the closing of the Private Placement, certain holders of our outstanding shares of Series B Preferred Stock converted a total of 2,500 shares of Series B Preferred Stock, including accrued and unpaid dividends thereon. The purpose of this conversion was to reduce our potential preferred stock mandatory redemption liability at the Mandatory Redemption Date from approximately $10.3 million to approximately $6.6 million, a reduction of $3.7 million. Upon conversion, the converting Preferred Stockholders received

1,209,133 shares of Common Stock (inclusive of 55,871 Additional Shares intended to compensate the converting Preferred Stockholders for dividends that they would otherwise receive on the converted preferred shares between the Private Placement closing date and the Mandatory Redemption Date) and new warrants to purchase 1,209,133 shares of Common Stock. The new warrants may be exercised at a strike price of $3.0571 per share of Common Stock and expire on June 9, 2005. The strike price of the new warrants is the same price as the conversion price of the Series B Preferred Stock. The Company included both the Additional Shares and the shares of Common Stock issuable upon exercise of the new warrants in the registration statement filed with the SEC in connection with the Private Placement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders, held on June 14, 2004, the following proposals were submitted to and approved by the stockholders of the Company:

         PROPOSAL 1: To elect two directors for a three-year term and until his successor is duly elected and qualified:

                       For       Withhold
                    ---------    --------
W. Phillip Marcum   8,530,427      21,408
Basil M. Briggs     8,530,563      21,272

         PROPOSAL 2: To approve an amendment to the Company's 1998 Stock
                     Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 1,000,000 shares to an aggregate of 2,750,000.

   For       Against  Abstain  Broker Non-Votes
---------    -------  -------  ----------------
5,049,568    148,591   4,216      3,350,460

         PROPOSAL 3: To ratify the appointment of Deloitte & Touche LLP as the
                     Company's independent auditors for the fiscal year ending December 31, 2004.


   For       Against  Abstain  Broker Non-Votes
---------    -------  -------  ----------------
8,535,670     4,813    11,352         0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1 Fifth Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of June 3, 2004, between Metretek, Incorporated and Wells Fargo Business Credit, Inc.

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

         (b)      REPORTS ON FORM 8-K

                  We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

     Date          Item No.                   Description
--------------     --------     ------------------------------------------
April 30, 2004      5, 7        Disclosure of Private Placement and
                                conversion of Certain Preferred Stock.

May 6, 2004         5, 7        Completion of Private Placement and
                                conversion of Certain Preferred Stock.

May 17, 2004        7, 12       Announced financial results for the
                                quarter ended March 31, 2004.

June 14, 2004       5, 7        Disclosed final Court approval of
                                Class action settlement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      METRETEK TECHNOLOGIES, INC.

Date: August 13, 2004                 By:   /s/ W. Phillip Marcum
                                          --------------------------------------
                                          W. Phillip Marcum
                                          President and Chief Executive Officer

Date: August 13, 2004                 By:   /s/ A. Bradley Gabbard
                                          --------------------------------------
                                          A. Bradley Gabbard
                                          Executive Vice President
                                          and Chief Financial Officer