Form 10-Q
period 2004-09-30
METRETEK TECHNOLOGIES INC
filed 2004-11-15
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ============================

                                    FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________________ to

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

                                 Yes [X]      No [ ]

      As of November 1, 2004, 11,230,141 shares of the issuer's Common Stock were outstanding.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]      No [X]

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets -
                    September 30, 2004 and December 31, 2003                     3

           Unaudited Consolidated Statements of Operations -
                    For the Three and Nine Months Ended September 30, 2004
                    and September 30, 2003                                       5

           Unaudited Consolidated Statements of Cash Flows -
                    For the Nine Months Ended September 30, 2004
                    and September 30, 2003                                       6

           Notes to Unaudited Consolidated Financial Statements                  7

Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk           39

Item 4.    Controls and Procedures                                              40

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    41

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
                    of  Equity Securities                                       41

Item 6.    Exhibits                                                             42

Signatures                                                                      43

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                        2004             2003
                                                                     -----------     -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $ 7,737,581       $ 2,101,675
  Trade receivables, net of allowance for doubtful accounts
    of $981,290 and $200,706, respectively                             7,996,009         6,613,153
  Other receivables                                                       19,765            59,864
  Inventories                                                          3,187,549         3,984,223
  Prepaid expenses and other current assets                              773,010           489,253
                                                                     -----------       -----------

      Total current assets                                            19,713,914        13,248,168
                                                                     -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                            4,522,636         3,810,632
  Vehicles                                                                49,416            66,590
  Furniture and fixtures                                                 597,481           588,869
  Land, building and improvements                                        785,556           754,167
                                                                     -----------       -----------
      Total property, plant and equipment, at cost                     5,955,089         5,220,258
  Less accumulated depreciation and amortization                       3,239,793         3,814,908
                                                                     -----------       -----------

      Property, plant and equipment, net                               2,715,296         1,405,350
                                                                     -----------       -----------

OTHER ASSETS:
  Goodwill                                                             7,556,920         7,617,196
  Patents and capitalized software development, net of accumulated
   amortization of $1,110,104 and $1,033,109, respectively               225,137           288,657
  Investment in unconsolidated affiliate                               1,872,853           691,100
  Restricted cash investment (Note 5)                                  1,000,000
  Assets held for sale (Note 2)                                          781,034
  Other assets                                                           152,593            76,070
                                                                     -----------       -----------

      Total other assets                                              11,588,537         8,673,023
                                                                     -----------       -----------

TOTAL                                                                $34,017,747       $23,326,541
                                                                     ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

                   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2004            2003
                                                                     -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $  3,195,030    $  1,978,226
  Accrued and other liabilities                                         5,228,653       4,530,149
  Notes payable                                                         1,281,882         750,753
  Capital lease obligations                                                 3,382          25,411
                                                                     ------------    ------------

      Total current liabilities                                         9,708,947       7,284,539
                                                                     ------------    ------------

LONG-TERM NOTES PAYABLE                                                 5,827,432       5,226,950
                                                                     ------------    ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS                                       8,000          16,483
                                                                     ------------    ------------

LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)                         1,000,268
                                                                     ------------    -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                                         376,643         207,280
                                                                     ------------    ------------

REDEEMABLE PREFERRED STOCK - SERIES B,
  $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
  4,500 AND 7,000 SHARES ISSUED AND OUTSTANDING,
  RESPECTIVELY, REDEMPTION VALUE $1,000 PER SHARE                       6,112,057       9,422,132
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 11,161,741 and 6,043,469 shares issued
    and outstanding, respectively                                         111,617          60,435
  Additional paid-in-capital                                           69,810,374      55,107,132
  Deferred compensation                                                  (165,000)
  Accumulated deficit                                                 (58,772,591)    (53,998,410)
                                                                     ------------    ------------

      Total stockholders' equity                                       10,984,400       1,169,157
                                                                     ------------    ------------

TOTAL                                                                $ 34,017,747    $ 23,326,541
                                                                     ============    ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                           ----------------------------    ---------------------------
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
REVENUES:
  Sales and services                       $  9,114,187    $ 11,711,033    $ 25,591,905    $ 28,747,295
  Other                                         336,809          93,376       1,267,232         445,801
                                           ------------    ------------    ------------    ------------

      Total revenues                          9,450,996      11,804,409      26,859,137      29,193,096
                                           ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales and services                  6,565,650       8,935,167      18,167,020      21,361,886
  General and administrative                  1,675,421       1,331,920       4,859,432       4,377,317
  Selling, marketing and service                483,374         404,229       1,492,727       1,078,842
  Depreciation and amortization                 142,223         130,166         405,881         383,627
  Research and development                      171,622         180,523         500,659         471,328
  Interest, finance charges and other           175,742          61,713         343,693         210,513
                                           ------------    ------------    ------------    ------------

      Total costs and expenses                9,214,032      11,043,718      25,769,412      27,883,513
                                           ------------    ------------    ------------    ------------

Income from continuing operations before
  minority interest and income taxes            236,964         760,691       1,089,725       1,309,583

Minority interest                               (59,664)        (59,304)       (201,438)       (121,765)

Income taxes                                    (12,016)        (12,016)        (35,987)        (44,964)
                                           ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS               165,284         689,371         852,300       1,142,854
                                           ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS OF MCM (NOTE 2)
  Loss on disposal of MCM                    (3,354,629)                     (3,354,629)
  Loss from operations of MCM                  (514,758)       (332,170)     (1,154,639)       (664,893)
                                           ------------    ------------    ------------    ------------

LOSS ON DISCONTINUED OPERATIONS              (3,869,387)       (332,170)     (4,509,268)       (664,893)
                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS)                          $ (3,704,103)   $    357,201    $ (3,656,968)   $    477,961
                                           ============    ============    ============    ============

PER SHARE AMOUNTS:
INCOME FROM CONTINUING OPERATIONS:
     Basic                                 $      (0.00)   $       0.05    $      (0.03)   $       0.05
                                           ============    ============    ============    ============
     Diluted                               $      (0.00)   $       0.05    $      (0.03)   $       0.05
                                           ============    ============    ============    ============

NET INCOME (LOSS):
     Basic                                 $      (0.35)   $      (0.00)   $      (0.54)   $      (0.06)
                                           ============    ============    ============    ============
     Diluted                               $      (0.35)   $      (0.00)   $      (0.54)   $      (0.06)
                                           ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
     Basic                                   11,136,629       6,043,469       8,830,444       6,043,469
                                           ============    ============    ============    ============
     Diluted                                 11,136,629       6,053,018       8,830,444       6,046,190
                                           ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

                    METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                     2004           2003
                                                                 ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ (3,656,968)   $   477,961
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Loss on disposal of MCM operations                            3,354,629
      Loss from discontinued operations of MCM                      1,154,639        664,893
      Depreciation and amortization                                   405,881        383,627
      Minority interest                                               169,363        136,765
      (Gain) Loss on disposal of property, plant and equipment            (91)         3,622
      Equity in income of unconsolidated affiliate                   (890,639)      (328,340)
      Distributions from unconsolidated affiliate                     652,400        271,594
      Stock compensation                                               33,000
  Changes in operating assets and liabilities:
      Trade receivables, net                                       (2,128,349)    (3,653,529)
      Inventories                                                  (1,231,973)      (862,405)
      Other current assets                                           (243,658)      (159,824)
      Other noncurrent assets                                         (76,523)       (15,000)
      Accounts payable                                              1,216,804        853,174
      Accrued and other liabilities                                   702,726      3,794,828
                                                                 ------------    -----------
         Net cash provided (used) by continuing operations           (538,759)     1,567,366
         Net cash used by discontinued operations of MCM             (976,439)      (530,067)
                                                                 ------------    -----------
         Net cash provided (used) by operating activities          (1,515,198)     1,037,299
                                                                 ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated affiliate                             (955,784)
  Increase in restricted cash investment                           (1,000,000)
  Purchases of property, plant and equipment                       (2,064,510)      (253,361)
  Capitalized software purchases or development                       (13,475)        (2,000)
  Proceeds from sale of property, plant and equipment                   5,200
                                                                 ------------    -----------
      Net cash used in investing activities                        (4,028,569)      (255,361)
                                                                 ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement                               9,830,619
  Proceeds from stock option exercises                                298,517
  Net (payments) borrowings on line of credit                        (476,865)       539,158
  Proceeds from equipment and project loans                         1,212,570         30,169
  Proceeds from investment loan                                       960,784
  Principal payments on long-term notes payable                      (564,878)       (55,312)
  Payments on capital lease obligations                               (81,074)       (31,445)
                                                                 ------------    -----------
      Net cash provided by financing activities                    11,179,673        482,570
                                                                 ------------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           5,635,906      1,264,508

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                               2,101,675        884,843
                                                                 ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  7,737,581    $ 2,149,351
                                                                 ============    ===========

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               As of September 30, 2004 and December 31, 2003 and
     For the Three and Nine Month Periods Ended September 30, 2004 and 2003

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

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 2004 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 2004 and September 30, 2003.

      RECLASSIFICATION - During the third quarter of 2004, the Board of Directors of the Company approved a plan to discontinue the business of MCM and sell all of its manufacturing assets (See Note 2). The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations. In addition, certain other 2003 amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on the Company's net income or stockholders' equity.

      MINORITY INTEREST IN POWERSECURE - At September 30, 2004 and December 31, 2003, senior management and certain key employees of PowerSecure held a 14% minority interest in the Company's PowerSecure subsidiary. During the third quarter of 2004, the Company entered into agreements to exchange 950,000 shares of the Company's common stock for the 14% minority interest in PowerSecure. Consummation of these exchange agreements is subject to certain customary closing conditions, including the receipt of a fairness opinion, and is expected to occur during the fourth quarter of 2004. These exchanges will increase the number of the Company's common stock outstanding as well as eliminate $307,000 of minority interest in the accompanying consolidated balance sheet at September 30, 2004.

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

      The following table sets forth the calculation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                               ---------------------------    --------------------------
                                                   2004            2003           2004          2003
                                               ------------    -----------    -----------   ------------
Income from continuing operations              $    165,284    $   689,371    $   852,300    $ 1,142,854
Less preferred stock
   deemed distribution (1)                         (174,326)      (224,314)    (1,117,213)      (662,200)
                                               ------------    -----------    -----------    -----------

Income (loss) from continuing
   operations to be allocated                        (9,042)       465,057       (264,913)       480,654
Less allocation of undistributed earnings
   to participating preferred stock                       -       (154,530)             -       (159,713)
                                               ------------    -----------    -----------    -----------

Income (loss) from continuing operations
   attributable to common shareholders               (9,042)       310,527       (264,913)       320,941
Loss from discontinued operations                (3,869,387)      (332,170)    (4,509,268)      (664,893)
                                               ------------    -----------    -----------    -----------
Net loss attributable
   to common shareholders                      $ (3,878,429)   $   (21,643)   $(4,774,181)   $  (343,952)
                                               ============    ===========    ===========    ===========

Basic weighted-average common
   shares outstanding in period (4)              11,136,629      6,043,469      8,830,444      6,043,469
   Add dilutive effects of stock options (2)              -          9,549              -          2,721
                                               ------------    -----------    -----------    -----------

Diluted weighted-average common
   shares outstanding in period (4)              11,136,629      6,053,018      8,830,444      6,046,190
                                               ============    ===========    ===========    ===========

Basic earnings (loss) per common share:
   Income (loss) from continuing operations           (0.00)          0.05          (0.03)          0.05
   Loss from discontinued operations                  (0.35)         (0.05)         (0.51)         (0.11)
                                               ------------    -----------    -----------    -----------

   Basic earnings per common share (3)         $      (0.35)   $     (0.00)   $     (0.54)   $     (0.06)
                                               ============    ===========    ===========    ===========

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations           (0.00)          0.05          (0.03)          0.05
   Loss from discontinued operations                  (0.35)         (0.05)         (0.51)         (0.11)
                                               ------------    -----------    -----------    -----------

   Diluted earnings per common share (3)       $      (0.35)   $     (0.00)   $     (0.54)   $     (0.06)
                                               ============    ===========    ===========    ===========

(1) The preferred stock deemed distribution for the three and nine month periods ended September 30, 2004 include non-cash charge (expense) of $25,000 and $568,000, respectively, which represents the estimated fair market value of inducement conveyed to the converting Preferred Stockholders in connection with the Private Placement discussed further in
      Note 2.

(2) The assumed conversion of stock options, convertible preferred stock and warrants has been excluded from weighted average shares outstanding for the three and nine month periods ended September 30, 2004 because the effect would be anti-dilutive.

(3) Basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 differ from the amounts originally presented in the Company's Quarterly Report on Form 10-Q dated September 30, 2003 for the effects of the allocation of earnings to participating preferred stock as required by the provisions of EITF 03-6.

(4) During the third quarter of 2004, the Company entered into agreements to exchange 950,000 shares of its common stock for the currently outstanding 14% minority interest in its PowerSecure subsidiary. The basic and diluted weighted-average common shares outstanding amounts at September 30, 2004 do not include the 950,000 shares of common stock that will be issued when the exchanges are consummated in the fourth quarter of 2004.

      STOCK BASED COMPENSATION - The Company has three stock-based employee and director compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company does not recognize compensation cost for stock option grants to employees and directors, as all options granted under those plans have exercise prices equal to or in excess of the market value of the underlying common stock on the date of grant. In October 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value), would be effective for public companies for interim or annual periods beginning after June 15, 2005. The following table illustrates the effect on net loss and loss per share applicable to common shareholders if the Company had applied the fair value recognition provisions of FAS 123 for the three and nine month periods ended September 30, 2004 and 2003:

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                           -------------------------    ---------------------------
                                               2004           2003          2004           2003
                                           ------------    ---------    ------------    -----------
Net loss attributable to common
   shareholders - as reported              $ (3,878,429)   $ (21,643)   $ (4,774,181)   $  (343,952)
Deduct total stock-based employee
   compensation expense determined
   under fair value based method                (87,721)     (72,718)       (351,495)      (113,416)
                                           ------------    ---------    ------------    -----------
Net income (loss) attributable to common
   shareholders - pro forma                $ (3,966,150)   $ (94,361)   $ (5,125,676)   $  (457,368)
                                           ============    =========    ============    ===========

Income (loss) per basic common share:
        As reported                        $      (0.35)   $   (0.00)   $      (0.54)   $     (0.06)
                                           ============    =========    ============    ===========
        Pro forma                          $      (0.36)   $   (0.02)   $      (0.58)   $     (0.08)
                                           ============    =========    ============    ===========

Income (loss) per diluted common share:
        As reported                        $      (0.35)   $   (0.00)   $      (0.54)   $     (0.06)
                                           ============    =========    ============    ===========
        Pro forma                          $      (0.36)   $   (0.02)   $      (0.58)   $     (0.08)
                                           ============    =========    ============    ===========

      The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for stock option grants during the periods ended September 30, 2004 and 2003: stock price volatility of 55% and 107%, respectively; risk-free interest rate of 3.50% per year; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

      STATEMENT OF CASH FLOWS - The Company considers all highly liquid and unrestricted investments with a maturity of three months or less from the date of purchase to be cash equivalents. During the nine months ended September 30, 2004, the company incurred capital lease obligations in the aggregate amount of $526,395, primarily in connection with the acquisition of manufacturing equipment at Metretek Florida. At September 30, 2004, the balance of the capital lease obligations related to the discontinued MCM operations (see Note 2) has been included in liabilities of discontinued operations in the accompanying consolidated balance sheet.

2. DISCONTINUED OPERATIONS OF MCM

      During the third quarter of 2004, the Board of Directors of the Company approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The Company made its determination to exit the contract manufacturing business as the result of recent unacceptable losses in that business that have adversely affected the consolidated financial results of the Company, as well as industry and market factors and recent projections of operations that are not favorable to the Company in the foreseeable future. The discontinuance of the contract manufacturing operations will allow Metretek Florida to focus on its telemetry and automated meter reading business lines, including the operations related to its new InvisiConnect technology.

      In connection with the planned disposal, the Company entered into a non-binding letter of intent with InstruTech, Inc. for the sale of the contract manufacturing business and related manufacturing assets of MCM. InstruTech is a Colorado-based contract manufacturer of printed circuit boards and other instrumentation products. The sale is expected to close no later than December 31, 2004. The proposed sale is subject to execution of a mutually acceptable definitive agreement and other customary conditions to closing, and thus there is no assurance that the sale will be consummated. The assets of the disposal group not included in the sale to InstruTech (principally receivables and inventory) will be liquidated through collections on receivables, operations through the disposal date, and through subsequent sale of remaining inventory to other contract manufacturers (including InstruTech). The assets of the MCM disposal group have been written down to the Company's best estimate of their fair value less costs to sell. The write-down amounts total $2,834,000 and are included in loss on disposal of MCM in the accompanying consolidated statement of operations. The assets and liabilities of the MCM disposal group at September 30, 2004, are as follows:

Assets:
        Accounts receivable                $   258,281
        Inventory                              563,378
        Equipment                            1,728,174
        Accumulated depreciation              (947,140)
                                           -----------
                                           $ 1,602,693
                                           ===========
Liabilities:
        Capital lease obligations          $   648,209
        Operating lease obligations            135,392
        Employee severance obligations         216,667
                                           -----------
                                           $ 1,000,268
                                           ===========

      Revenues of the MCM disposal group for the three months ended September 30, 2004 and 2003 were $868,794 and $214,500, respectively. Revenues of the MCM disposal group for the nine months ended September 30, 2004 and 2003 were $3,266,963 and $1,359,629, respectively. Operations of the MCM disposal group had previously been included in the Company's Metretek Florida operating segment.

3. PRIVATE PLACEMENT AND CONVERSION OF SERIES B PREFERRED STOCK

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

      The Company received net cash proceeds of $9,831,000 from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used by the Company principally to meet its mandatory redemption obligations related to its Series B Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), which matures on December 9, 2004 (the "Mandatory Redemption Date"), and for other business commitments and initiatives.

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

      During the third quarter of 2004, additional holders of the Company's outstanding shares of Series B Preferred Stock converted a total of 250 shares of Series B Preferred Stock, including accrued and unpaid dividends. The conversion terms were identical to those terms offered to holders who converted their shares of Series B Preferred stock in connection with the Private Placement. Upon conversion, the converting Preferred Stockholders received 120,040 shares of common stock and new warrants to purchase 120,040 shares of common stock at a strike price of $3.0571 per share of common stock. These new warrants also expire on June 9, 2005. The Company recorded a third quarter 2004 non-cash charge in the amount of $25,000 as an additional preferred stock deemed dividend, representing the fair market value of inducement conveyed to the converting Preferred Stockholders.

4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

      During the first quarter of 2004, additional equity interests in MGT's unconsolidated affiliate, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), were acquired at a purchase price of $956,000, with an effective date of the acquisition of January 1, 2004. As a result of this acquisition of additional equity interests, as of September 30, 2004, the Company owned an approximate 26% economic interest in MM 1995-2.

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

      Upon formation, MGT acquired 73.75% of CAC LLC. CAC LLC accounts for its interests in MM1995-2 under the equity method of accounting. The minority shareholder's interest in CAC LLC at September 30, 2004, is included in minority interest in the accompanying consolidated financial statements.

      Summarized financial information for MM 1995-2 at September 30, 2004 and December

31, 2003 and for the three and nine months ended September 30, 2004 and 2003, are as follows:

                                           SEPTEMBER 30,    DECEMBER 31,
                                                2004           2003
                                           -------------   -------------
Total current assets                         $1,521,638      $1,510,302
Property, plant and equipment, net            4,810,328       4,681,899
Total other assets                               18,114          23,801
                                             ----------      ----------

Total assets                                 $6,350,080      $6,216,002
                                             ==========      ==========

Total current liabilities                    $  716,205      $  795,599
Long-term note payable                          572,944       1,020,561
Total shareholders' equity                    5,060,931       4,399,842
                                             ----------      ----------

Total liabilities and shareholders' equity   $6,350,080      $6,216,002
                                             ==========      ==========

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                SEPTEMBER 30,             SEPTEMBER 30,
                           -----------------------   -----------------------
                              2004         2003         2004        2003
                           ----------   ----------   ----------   ----------
Total revenues             $1,555,081   $1,153,921   $5,113,992   $3,779,982
Total costs and expenses      720,418      684,433    2,352,902    1,810,028
                           ----------   ----------   ----------   ----------

Net income                 $  834,663   $  469,488   $2,761,090   $1,969,954
                           ==========   ==========   ==========   ==========

5. RESTRICTED CASH INVESTMENT

      At April 30, 2004, Metretek Florida was not in compliance with certain financial covenants in its credit agreement with Wells Fargo Business Credit ("Wells Fargo"). Wells Fargo waived the financial covenants and the Metretek Florida credit agreement was amended to establish less restrictive financial covenants. As a condition to the waiver of default and amendment to the credit agreement, the Company agreed to purchase a $1,000,000 certificate of deposit (the "Restricted Cash Investment"), in which Wells Fargo has been granted a security interest. The Restricted Cash Investment is held in the Company's name in a depository account at Wells Fargo and it matures on December 4, 2004, subject to renewal at the instruction of Wells Fargo Business Credit. The Restricted Cash Investment is carried at cost, which approximates fair value, and is restricted as to withdrawal or use by the Company, except as may be permitted by Wells Fargo. The Restricted Cash Investment has been classified as a non-current asset in the accompanying consolidated balance sheet at September 30, 2004, because its use has been restricted.

      At September 30, 2004, Metretek Florida was not in compliance with the minimum tangible net worth and the minimum net income financial covenants in the Metretek Florida credit facility, due primarily to the financial results of the contract manufacturing business that has been discontinued. However, Wells Fargo has waived these financial covenants, and Metretek Florida intends, subject to Wells Fargo's consent, to establish new financial covenants for 2004 and 2005 reflecting Metretek Florida's projected financial results and condition resulting from its operations without the contract manufacturing business.

6. COMMITMENTS AND CONTINGENCIES

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

      The Company and the Metretek Defendants are vigorously pursuing appropriate cross-claims and third party claims, including claims against the Farstad Defendants and against attorneys, consultants and a brokerage firm involved in the transactions underlying the claims in the Class Action. Out of any net recovery, after litigation expenses, from the resolution of any of these claims, 50% would be allocated to offset the Company's obligations under the Heins

Settlement Note, and the remaining 50% would be allocated to the Heins Settlement Fund as additional settlement funds. The Company cannot provide any assurance that it will be successful on any of these claims or, even if successful, on the amount, if any, or the timing of any recovery from any of these claims.

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

      The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2004, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure. To date, PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

      The operations of the Company's automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect(TM), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its circuit board contract manufacturing operations. During the third quarter of 2004, the Board of Directors of the Company approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. See further discussion in Note 2.

      The Company evaluates the performance of its operating segments based on income from continuing operations before minority interest, income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The amounts shown as "Other" include corporate related items, equity in earnings of unconsolidated affiliate, results of insignificant operations and, as it relates to segment profit or loss, income and expense not allocated to reportable segments. The table information excludes the revenues, depreciation, and losses of the discontinued MCM operations for all periods presented.

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (ALL AMOUNTS REPORTED IN THOUSANDS)

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                     -------------------    --------------------
                                       2004       2003        2004        2003
                                     -------    --------    --------    --------
REVENUES:
   Southern Flow                     $ 3,216    $  2,923    $  9,544    $  8,746
   PowerSecure                         5,108       6,161      13,658      13,583
   Metretek Florida                      790       2,627       2,390       6,418
   Other                                 337          93       1,267         446
                                     -------    --------    --------    --------
        Total                        $ 9,451    $ 11,804    $ 26,859    $ 29,193
                                     =======    ========    ========    ========

SEGMENT PROFIT (LOSS):
   Southern Flow                     $   486    $    423    $  1,394    $  1,063
   PowerSecure                           241         407         773         871
   Metretek Florida                       (8)        258        (204)        695
   Other                                (482)       (327)       (873)     (1,319)
                                     -------    --------    --------    --------
        Total                        $   237    $    761    $  1,090    $  1,310
                                     =======    ========    ========    ========

CAPITAL EXPENDITURES:
   Southern Flow                     $    21    $     61    $    142    $    100
   PowerSecure                         1,364          37       1,857         111
   Metretek Florida                       27           6          75          40
   Other                                                           4           4
                                     -------    --------    --------    --------
        Total                        $ 1,412    $    104    $  2,078    $    255
                                     =======    ========    ========    ========

DEPRECIATION AND AMORTIZATION:
   Southern Flow                     $    32    $     32    $     94    $     97
   PowerSecure                            38          17          83          46
   Metretek Florida                       64          75         205         225
   Other                                   8           6          24          16
                                     -------    --------    --------    --------
        Total                        $   142    $    130    $    406    $    384
                                     =======    ========    ========    ========

                                                                SEPTEMBER 30,
                                                            --------------------
                                                              2004        2003
                                                            --------    --------
TOTAL ASSETS:
   Southern Flow                                            $  9,883    $  9,473
   PowerSecure                                                 9,241       7,729
   Metretek Florida                                            5,435       6,981
   Other                                                       9,459         762
                                                            --------    --------
        Total                                               $ 34,018    $ 24,945
                                                            ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion of our results of operations for the three and nine month periods ended September 30, 2004 (referred to herein as the "third quarter 2004" and "nine month period 2004", respectively) and for the three and nine month periods ended September 30, 2003 (referred to herein as the "third quarter 2003" and "nine month period 2003", respectively) and of our financial condition as of September 30, 2004 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

      - PowerSecure, which designs, sells and manages distributed generation systems; and

      - Metretek Florida, which designs, manufactures and sells data collection and energy measurement monitoring systems. Until recently, Metretek Florida had also provided contract manufacturing services through its majority-owned subsidiary, Metretek Contract Manufacturing, Inc. ("MCM"). These contract manufacturing services are being discontinued and the MCM manufacturing assets are being sold.

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

      During the third quarter 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. Operations of the MCM disposal group had previously been included in our Metretek Florida operating segment. We made our determination to exit the contract manufacturing business as the result of recent unacceptable losses in that business that have adversely affected our consolidated financial results as well as industry and market factors and recent projections of operations that were not favorable to us in the foreseeable future. The discontinuance of the contract manufacturing operations will allow Metretek Florida to focus on its telemetry and automated meter reading business lines, including the operations related to its new InvisiConnect technology.

      In connection with the planned disposal, we entered into a non-binding letter of intent with InstruTech, Inc. for the sale of the contract manufacturing business and related manufacturing assets of MCM. InstruTech is a Colorado-based contract manufacturer of printed circuit boards and other instrumentation products. We expect the sale to close no later than December 31, 2004. The proposed sale is subject to execution of a mutually acceptable definitive agreement and other customary conditions to closing, and there is no assurance that the sale will be consummated. The assets of the disposal group not included in the sale to InstruTech (principally receivables and inventory) will be liquidated through collections on receivables, operations through the disposal date, and through subsequent sale of remaining inventory to other contract manufacturers (including InstruTech).

      We recorded a loss on discontinued operations of MCM during the third quarter 2004 of $3,869,000, including a $3,355,000 loss anticipated from the disposal of the MCM assets. The assets of the MCM disposal group have been written down to our best estimate of their fair value less costs to sell. The write-down amounts included in the loss from disposal of MCM total $2,834,000. The remaining $514,000 loss from disposal of the MCM group represents accrued severance and shutdown costs.

      During the third quarter 2004 and nine month period 2004, Metretek Florida showed a decline in revenues of $1,837,000 and $4,028,0000, respectively, and a substantial decline in segment profitability for both periods compared to the third quarter 2003 and nine month period 2003. These period-to-period declines were principally due to two significant projects involving sales of field devices that were recorded in the second and third quarter of 2003. Third quarter 2003 and nine month period 2003 revenues related to these projects were $1,696,000 and $4,258,000, respectively. No similar sized projects were included in sales in either the third quarter 2004 or nine month period 2004.

      Southern Flow's revenues and segment profits showed substantial improvement in both the third quarter 2004 and nine month period 2004, as compared to the comparable periods of 2003, as a result of generally improved market conditions and strong natural gas wellhead prices.

      PowerSecure's revenues for the third quarter 2004 declined $1,053,000 as compared to the third quarter 2003, resulting in a corresponding decline in segment profitability. This decline generally reflects longer lead-time requirements on key components and equipment, a reduction in size of its projects, and quarterly fluctuations in the timing of its projects. PowerSecure's revenues for the nine month period 2004 improved slightly by .5% compared to the nine month period 2003. However, PowerSecure segment profit for the nine month period 2004 declined $98,000 compared to the nine month period 2003 as the result of increased general, administrative and sales expenses, partially offset by higher gross profit margins.

      Consolidated revenues for the third quarter 2004 declined $2,353,000 compared to the third quarter 2003. This decline was principally due to the $1,837,000 decline in revenues at Metretek Florida and the $1,053,000 decline at PowerSecure, but partially offset by increased revenues at Southern Flow, as well as an increase in other revenues. Total segment profits were down $524,000, due principally to declines in segment profits at Metretek Florida and PowerSecure, and due to higher interest and general and administrative expenses.

      During the third quarter 2004, we recorded a deemed distribution on our Series B Preferred Stock of $174,000 compared to $224,000 during the third quarter 2003. The third quarter 2004 deemed distribution decreased from the third quarter 2003 due to a reduction in the number of Series B Preferred Stock outstanding as a result of the conversion of a total of 2,750 shares of Series B Preferred Stock (including accrued and unpaid dividends) in connection with or subsequent to the Private Placement discussed below.

      After the loss from discontinued operations, the non-cash preferred stock deemed distribution, and allocation of undistributed earnings to participating preferred stock, our net loss attributable to common shareholders in the third quarter 2004 increased to $3,878,000 as compared to $22,000 net loss attributable to common shareholders in the third quarter 2003. The primary reasons for the change in net loss attributable to common shareholders were the loss from disposal of MCM and the reduction in segment profitability at Metretek Florida and PowerSecure. These factors were partially offset by improved segment profitability at our Southern Flow subsidiary, and an increase in other revenues principally related to our unconsolidated investment in MM 1995-2.

      Consolidated revenues for the nine month period 2004 declined $2,334,000 compared to the nine month period 2003. This decline was principally due to the $4,028,000 million decline in revenues at Metretek Florida, but partially offset by increased revenues at Southern Flow and PowerSecure, as well as an increase in other revenues. Total segment profits were down $220,000, due principally to a decline in segment profits at Metretek Florida of $899,000.

      During the nine month period 2004, we recorded a net loss from discontinued operations of $4,509,000 compared to $665,000 during the nine month period 2003. The nine month period 2004 loss from discontinued operations increased over the nine month period 2003 primarily as a result of the $3,355,000 charge for the expected loss on disposal of MCM discussed above, but also as a result of increasing losses of MCM, which contributed to our decision to discontinue the operations of MCM.

      Also during the nine month period 2004, we recorded a non-cash deemed distribution on our Series B Preferred Stock of $1,117,000 compared to $662,000 during the nine month period 2003. The nine month period 2004 deemed distribution increased over the nine month period 2003 due to a $568,000 non-cash inducement to Preferred Stockholders who converted a total of 2,750 shares of Series B Preferred Stock (including accrued and unpaid dividends) in connection with or subsequent to the Private Placement discussed above.

      After the loss from discontinued operations of MCM, the non-cash preferred stock deemed distribution and allocation of undistributed earnings to participating preferred stock, our net loss attributable to common shareholders in the nine month period 2004 increased to $4,774,000 as compared to a $344,000 net loss attributable to common shareholders in the nine month period 2003. The primary reason for this decrease was the charge for the loss from disposal of MCM, the non-cash deemed dividend inducement to the converting Preferred Stockholders in connection with the Private Placement and the decline in the performance of Metretek Florida.

      During the nine month period 2004, we took substantial steps to improve our balance sheet and liquidity. In May 2004, we completed a Private Placement to institutional and accredited investors of 3,510,548 shares of our Common Stock and warrants to purchase 702,109 shares of our Common Stock, raising gross proceeds of $10,883,000. We received net cash proceeds of $9,831,000 from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement are intended to be used principally to meet our mandatory redemption obligations related to our Series B Preferred Stock and for other business commitments and initiatives.

      In addition, certain holders of our outstanding shares of Series B Preferred Stock converted a total of 2,750 shares of Preferred Stock, including accrued and unpaid dividends thereon. As a result of the conversion of these shares of Series B Preferred Stock, our maximum aggregate redemption obligation at December 9, 2004 was reduced from $10.3 million to approximately $6.2 million, and the deemed distribution on the Series B Preferred Stock will be reduced for future periods as a result of the reduction in shares of Series B Preferred Stock outstanding. See "Liquidity and Capital Resources" below in this Item for further discussion concerning the Private Placement and the conversion of Preferred Stock.

      Finally, during the nine month period 2004, we acquired additional equity interests in our unconsolidated affiliate, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), at a purchase price of $956,000. We financed the acquisition of the additional equity interests through a $961,000 term loan from a commercial bank to a newly formed majority owned subsidiary, CAC LLC. The additional equity income from MM1995-2 increased our other revenues substantially during the nine month period 2004. We expect cash distributions from MM 1995-2 to CAC LLC will be sufficient to fund the monthly payments on the term loan, as well as provide cash for other business commitments and initiatives.

      Unless the holders of our remaining Series B Preferred Stock elect to convert their Preferred Stock to Common Stock, the terms of our Series B Preferred Stock will require us to redeem all shares of our Series B Preferred Stock that remain outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock. While the conversion of shares of Series B Preferred Stock into shares of Common Stock prior to the redemption date will reduce our redemption obligation, we cannot determine at this time how many shares, if any, of Series B Preferred Stock will ultimately be converted. As of September 30, 2004, the total redemption obligation was approximately $6.1 million, and due to additional accrued dividends may rise to a maximum redemption obligation of $6.2 million on the December 9, 2004 mandatory redemption date.

      Another important factor in our liquidity relates to the settlement of the Class Action lawsuit. On June 11, 2004, the Denver Court granted final approval of the Heins Settlement, which became effective on July 26, 2004. Under the Heins Settlement, we commenced payments on a four year $3 million promissory note on June 30, 2004. See "--Liquidity and Capital Resources" below in this Item.

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

RESULTS OF OPERATIONS

      The following table sets forth selected information related to our primary continuing business segments and is intended to assist you in an understanding of our results continuing operations for the periods presented. The table information excludes the revenues, gross profit, and losses of the discontinued MCM operations for all periods presented.

                          THREE MONTHS ENDED     NINE MONTHS ENDED
                            SEPTEMBER 30,          SEPTEMBER 30,
                         -------------------    --------------------
                           2004       2003        2004        2003
                         -------    --------    --------    --------
                             (all amounts reported in thousands)
REVENUES:
   Southern Flow         $ 3,216    $  2,923    $  9,544    $  8,746
   PowerSecure             5,108       6,161      13,658      13,583
   Metretek Florida          790       2,627       2,390       6,418
   Other                     337          93       1,267         446
                         -------    --------    --------    --------
        Total            $ 9,451    $ 11,804    $ 26,859    $ 29,193
                         =======    ========    ========    ========

GROSS PROFIT:
   Southern Flow         $   850    $    739    $  2,474    $  2,079
   PowerSecure             1,299       1,268       3,733       3,104
   Metretek Florida          399         769       1,218       2,202
                         -------    --------    --------    --------
        Total            $ 2,548    $  2,776    $  7,425    $  7,385
                         =======    ========    ========    ========

SEGMENT PROFIT (LOSS):
   Southern Flow         $   486    $    423    $  1,394    $  1,063
   PowerSecure               241         407         773         871
   Metretek Florida           (8)        258        (204)        695
   Other                    (482)       (327)       (873)     (1,319)
                         -------    --------    --------    --------
        Total            $   237    $    761    $  1,090    $  1,310
                         =======    ========    ========    ========

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

      The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2004, the vast majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. PowerSecure has also generated a small portion of its revenues from "company-owned" distributed generation assets that are leased to customers on a long-term basis.

      The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect(TM), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its PCB contract manufacturing operations. During the third quarter of 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets.

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

      During the third quarter of 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following discussion regarding revenues and costs and expenses for the third quarter 2004 compared to third quarter 2003 and the nine month period 2004 compared to nine month period 2003 excludes revenues and costs and expenses of the discontinued MCM operations.

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

      Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the third quarter 2004 decreased $2,353,000, or 20%, compared to the third quarter 2003. The decrease was due principally to decreases in revenues by Metretek Florida and PowerSecure, partially offset by an increase in revenues by Southern Flow as well as an increase in equity income from our investment in MM 1995-2.

      The 70% decrease in Metretek Florida's revenues during the third quarter 2004 compared to the third quarter 2003 was almost entirely attributable to a $1,614,000 decrease in domestic sales of field devices, data collection software products, and communications solutions products. The decrease in domestic sales of field devices, data collection software products, and communications solutions products was due primarily to sales related to two significant projects in the third quarter 2003, which resulted in the recognition of $1,696,000 in sales during that quarter. There were no comparable projects in the third quarter 2004. As discussed below under "Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      The 17% decrease in PowerSecure's revenues during the third quarter 2004 compared to the third quarter 2003 was due to a decrease of $1,784,000 in distributed generation turnkey project sales and services partially offset by an increase of $517,000 in switchgear project sales and an increase of $214,000 in revenues from company-owned projects and service related revenues. The decrease in PowerSecure's distributed generation turnkey project sales and services is due to increased lead-time requirements on key components and equipment; a reduction in size of its projects; and quarterly fluctuations in the timing of its projects. Overall, PowerSecure had 78 turnkey distributed generation and switchgear projects completed or in process during the third quarter 2004 compared to 22 projects completed or in process during the third quarter 2003. PowerSecure's average revenue per project for completed and in-process turnkey projects was $61,000 during the third quarter 2004 compared to $276,000 during the third quarter 2003. PowerSecure's completed or in process turnkey projects during the third quarter 2004 included 31 switchgear projects compared to 2 switchgear projects during the third quarter 2003. PowerSecure's switchgear projects are typically smaller than distributed generation projects, but generally yield higher profit margins compared to distributed generation projects. PowerSecure's third quarter 2004 revenues also included $312,000 of company owned project and service related revenues, as compared to $98,000 during the third quarter 2003. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Southern Flow's revenues increased by 10% during the third quarter 2004, as compared to the third quarter 2003. This increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas wellhead prices.

      Other revenues increased $243,000 during the third quarter 2004, as compared to the third quarter 2003. This increase was comprised principally of an increase in equity income earned from our unconsolidated investment in MM 1995-2, that operates three water processing and deep injection facilities in northeastern Colorado. The increase was due to higher levels of natural gas production activity in its operating area as well as the additional equity interests that we acquired in the first quarter of 2004.

      Costs and Expenses. The following table sets forth our costs and expenses from continuing operations during the periods indicated:

                                                                       QUARTER-OVER-QUARTER
                                        QUARTER ENDED SEPTEMBER 30,         DIFFERENCE
                                        ---------------------------   ----------------------
                                           2004            2003           $            %
                                        ---------       -----------   ----------     -------
                                               (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                          $ 2,366         $ 2,184       $   182         8%
   PowerSecure                              3,809           4,893        (1,084)      -22%
   Metretek Florida                           391           1,858        (1,467)      -79%
                                          -------         -------       -------
        Total                               6,566           8,935        (2,369)      -27%

General and administrative                  1,675           1,332           343        26%
Selling, marketing and service                483             404            79        20%
Depreciation and amortization                 142             130            12         9%
Reserarch and development                     172             181            (9)       -5%
Interest, finance charges and other           176              62           114       184%
Income taxes                                   12              12             -         0%

      Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 27% decrease in cost of sales and services for the third quarter 2004, compared to the third quarter 2003, was attributable to reduced sales activity at Metretek Florida and at PowerSecure.

      The 8% increase in Southern Flow's costs of sales and services in the third quarter 2004 reflects the 10% increase in its revenues. Southern Flow's gross profit margin was 26.4% for the third quarter 2004, compared to 25.3% during the third quarter 2003. The improved gross profit margin reflects generally improved market conditions.

      The 22% decrease in PowerSecure's costs of sales and services in the third quarter 2004 is a combined result of the 17% decrease in PowerSecure's revenues, cost efficiencies in project installation and construction, and a higher percentage of revenues from switchgear projects, company-owned projects, and professional service revenues, with higher associated profit margins, in the third quarter 2004 compared to the third quarter 2003. As a result, PowerSecure's gross profit margin increased to 25.4% during the third quarter 2004, as compared to 20.6% during the third quarter 2003.

      The 79% decrease in Metretek Florida's costs of sales and services in the third quarter 2004 was likewise a direct result of the 70% decrease in Metretek Florida's revenues. Metretek Florida's gross profit margin increased to 50.5% for the third quarter 2004, compared to 29.3% for the third quarter 2003. The primary cause of this increase in Metretek Florida's gross profit margin was a change in the mix of products sold in the third quarter 2004 compared to the third quarter 2003.

      General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 26% increase in general and administrative expenses in the third quarter 2004, as compared to the third quarter 2003, was primarily due to an increase in corporate costs and an increase in expenses associated with managing our unconsolidated investment MM 1995-2. The increase in corporate costs include additional personnel costs, director expenses, insurance costs, and professional expenses associated with the Company's investor awareness program and costs incurred in connection with analyzing and documenting our internal accounting control systems as required by Sarbanes Oxley.

      Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 20% increase in selling, marketing and service expenses in the third quarter 2004, as compared to the third quarter 2003, was due entirely to increased personnel, commission costs, and business development expenses associated with the development and growth of the business of PowerSecure during the third quarter 2004.

      Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 9% increase in depreciation and amortization expenses in the third quarter 2004, as compared to the third quarter 2003, primarily reflects an increase in depreciation of PowerSecure's company-owned distributed generation equipment placed in service during the third quarter 2004.

      Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 5% decrease in research and development expenses in the third quarter 2004, as compared to the third quarter 2003, primarily reflects a reduction in personnel and associated costs at Metretek Florida.

      Interest, finance charges and other expenses include interest and finance charges on our Credit Facility and a note payable issued in connection with settlement of our Class Action litigation as well as interest and finance charges on equipment and company-owned project loans and an investment loan. The 184% increase in interest, finance charges and other expenses in the third quarter 2004, as compared to the third quarter 2003, reflects interest on the $3,000,000 Class Action settlement note on which we commenced repayment June 30, 2004; additional bank finance charges and interest on borrowings related to PowerSecure's line of credit, which commenced in September 2003; as well as additional interest costs related to two PowerSecure company-owned project loans and the term loan used to finance our additional equity interest in our unconsolidated affiliate, all of which commenced in 2004.

      Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The estimated state income tax expense during the third quarter 2004 was unchanged from our estimate of state income tax expense during the third quarter 2003.

NINE MONTH PERIOD 2004 COMPARED TO NINE MONTH PERIOD 2003

      Revenues. Our consolidated revenues for the nine month period 2004 decreased $2,334,000, or 8%, compared to the nine month period 2003. The decrease was due a decrease in revenues by Metretek Florida. This revenue decrease was partially offset by increases in revenues by Southern Flow and by PowerSecure as well as an increase in equity income from our investment in an unconsolidated affiliate.

      Metretek Florida's revenues decreased $4,029,000, or 63%, during the nine month period 2004 compared to the nine month period 2003, consisting of a decrease in domestic sales of

$3,647,000, together with a decrease in international sales of $382,000. The decrease in Metretek Florida's domestic sales of field devices, data collection software products, and communications solutions products was due to sales related to two significant projects in the nine month period 2003, which resulted in the recognition of approximately $4,258,000 in sales. There were no comparable projects in the nine month period 2004.

      Southern Flow's revenues increased $798,000, or 9%, during the nine month period 2004, as compared to the nine month period 2003. The increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices.

      PowerSecure's revenues increased $75,000 during the nine month period 2004 compared to the nine month period 2003. The slight increase in PowerSecure's revenues during the nine month period 2004 compared to the nine month period 2003 was due to the net effects of a decrease of $2,146,000 in distributed generation turnkey project sales and services offset by an increase of $1,560,000 in switchgear project sales and an increase of $661,000 in revenues from company-owned projects and service related revenues. The decrease in PowerSecure's distributed generation turnkey project sales and services is due to increased lead-time requirements on key components and equipment; a reduction in size of its projects; and quarterly fluctuations in the timing of its projects. Overall, PowerSecure had 105 turnkey distributed generation and switchgear projects completed or in process during the nine month period 2004 compared to 48 projects completed or in process during the nine month period 2003. PowerSecure's average revenue per project for completed and in-process turnkey projects was $122,000 during the nine month period 2004 compared to $279,000 during the nine month period 2003. PowerSecure's completed or in process turnkey projects during the nine month period 2004 included 37 switchgear projects compared to 3 switchgear projects during the nine month period 2003. PowerSecure's switchgear projects are typically smaller than distributed generation projects, but generally yield higher profit margins compared to distributed generation projects. PowerSecure's nine month period 2004 revenues also included $859,000 of company owned project and service related revenues, as compared to $198,000 during the nine month period 2003. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Other revenues increased $821,000 during the nine month period 2004, as compared to the nine month period 2003. This increase was comprised principally of an increase in equity income earned from our unconsolidated investment in MM 1995-2 that operates three water processing and deep injection facilities in northeastern Colorado, The increase is due to higher levels of natural gas production activity in its operating area as well as the additional equity interests that we acquired in the first quarter of 2004.

      Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                                         PERIOD-OVER-PERIOD
                                        NINE MONTHS ENDED SEPTEMBER 30,       DIFFERENCE
                                        -------------------------------  -------------------
                                           2004             2003           $            %
                                        ---------          -------       -------     -------
                                               (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                         $ 7,071           $ 6,667        $  404         6%
   PowerSecure                             9,925            10,479          (554)       -5%
   Metretek Florida                        1,171             4,216        (3,045)      -72%
                                         -------           -------       -------
        Total                             18,167            21,362        (3,195)      -15%

General and administrative                 4,859             4,377           482        11%
Selling, marketing and service             1,493             1,079           414        38%
Depreciation and amortization                406               384            22         6%
Reserarch and development                    501               471            30         6%
Interest, finance charges and other          344               211           133        63%
Income taxes                                  36                45            (9)      -20%

      The overall 15% decrease in cost of sales and services for the nine month period 2004, compared to the nine month period 2003, was attributable almost entirely to decreased activity at Metretek Florida.

      The 6% increase in Southern Flow's costs of sales and services in the nine month period 2004 reflects the 9% increase in its revenues. Southern Flow's gross profit margin was 25.9% for the nine month period 2004, compared to 23.8% during the nine month period 2003. The improved gross profit margin reflects generally improved market conditions.

      The 5% decrease in PowerSecure's costs of sales and services in the nine month period 2004 is a combined result of the slight increase in PowerSecure's revenues, cost efficiencies in project installation and construction, and a higher percentage of revenues from switchgear projects, company-owned projects, and professional service revenues, with higher associated profit margins, in the nine month period 2004 compared to the nine month period 2003. As a result, PowerSecure's gross profit margin increased to 27.3% during the nine month period 2004, as compared to 22.8% during the nine month period 2003.

      The 72% decrease in Metretek Florida's costs of sales and services in the nine month period 2004 was a direct result of the 63% decrease in Metretek Florida's revenues. Metretek Florida's gross profit margin increased to 51.0% for the nine month period 2004, compared to 34.3% for the nine month period 2003. The primary cause of this increase in Metretek Florida's gross profit margin was a change in the mix of products sold, represented by a significant decrease in lower margin sales of OEM products to a single customer in the nine month period 2003 for which there were no comparable sales during the nine month period 2004.

      The 11% increase in general and administrative expenses in the nine month period 2004, as compared to the nine month period 2003, was primarily due to increases in corporate costs and increases in overhead costs associated with the development and growth of PowerSecure's business necessitating an expansion of PowerSecure's workforce. The increase in corporate costs include additional personnel costs, director expenses, insurance costs, and professional expenses associated with our investor awareness program and costs incurred in connection with analyzing and documenting our internal accounting control systems as required by Sarbanes-Oxley. These general and administrative expense increases were partially offset by a reduction in legal expenses associated with the Class Action lawsuit during the nine month period 2004 compared to the nine month period 2003.

      The 38% increase in selling, marketing and service expenses in the nine month period 2004, as compared to the nine month period 2003, was due entirely to increased personnel, commission costs, and business development expenses associated with the development and growth of the business of PowerSecure during the nine month period 2004.

      The 6% increase in depreciation and amortization expenses in the nine month period 2004, as compared to the nine month period 2003, primarily reflects an increase in depreciable equipment at PowerSecure, including depreciation of two company-owned projects placed in service during 2004, as well as amortization of the premium paid for the Company's additional investment in its unconsolidated affiliate early in 2004.

      The 6% increase in research and development expenses in the nine month period 2004, as compared to the nine month period 2003, primarily reflects additional personnel and associated costs at Metretek Florida that were specifically directed toward further development of our new InvisiConnect suite of M2M products.

      The 63% increase in interest, finance charges and other expenses in the nine month period 2004, as compared to the nine month period 2003, reflects interest on the $3,000,000 Class Action settlement note on which we commenced repayment June 30, 2004; additional bank finance charges and interest on borrowings related to PowerSecure's line of credit, which commenced in September 2003; as well as additional interest costs related to two PowerSecure company-owned project loans and the term loan used to finance our additional equity interest in our unconsolidated affiliate, all of which commenced in 2004.

      Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The 20% decrease in income taxes in the nine month period 2004, as compared to the nine month period 2003, was entirely due to reduced state income tax expense accrued by Southern Flow in Louisiana, Oklahoma, and Mississippi.

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

      Over PowerSecure's three year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year, for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through September 30, 2004, the majority of PowerSecure's revenues constituted non-recurring revenues.

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

      Due to all of these factors and the other risks discussed in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, you should not rely on quarter-to-quarter, period-to-period, or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

LIQUIDITY AND CAPITAL RESOURCES

      Capital Requirements. We require capital primarily to finance our:

      -     operations;

      -     inventory;

      -     accounts receivable;

      -     research and development efforts;

      -     property and equipment acquisitions;

      -     software development;

      -     debt service requirements;

      -     liabilities of our discontinued MCM operations; and

      -     business and technology acquisitions and other growth transactions.

      In addition, the terms of our Series B Preferred Stock will require us to redeem all shares of our Series B Preferred Stock that remain outstanding on December 9, 2004. See " -- Preferred Stock Redemption" below.

      Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on company-owned projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. As of September 30, 2004, we had working capital of $10,005,000, including $7,738,000 in cash and cash equivalents, compared to working capital of $5,964,000 on December 31, 2003, which included $2,102,000 in cash and cash equivalents.

      Net cash used in operating activities was $1,515,000 in the nine month period 2004, consisting of approximately $1,222,000 of cash provided by continuing operations, before changes in assets and liabilities, approximately $1,761,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $976,000 of cash used by discontinued operations of MCM. This compares to net cash provided by operating activities of $1,037,000 in the nine month period 2003, consisting of approximately $1,610,000 of cash provided by continuing operations, before changes in assets and liabilities, approximately $43,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $530,000 of cash used by discontinued operations of MCM.

      Net cash used in investing activities was $4,029,000 in the nine month period 2004, as compared to cash used in investing activities of $255,000 in the nine month period 2003. During the nine month period 2004, we purchased additional equity interests in our unconsolidated affiliate for $956,000 and used $2,065,000 to purchase equipment items, including $1,724,000 used to purchase equipment for three company-owned distributed generation facilities (one of which is still under construction at September 30, 2004). Net cash used in investing activities during the nine month period 2004 also included the purchase of a $1,000,000 restricted certificate of deposit in connection with the waiver and amendment of certain loan covenant compliance requirements for Metretek Florida. The net cash used in investing activities during the nine month period 2003 was attributable to the purchase of equipment at PowerSecure and Southern Flow.

      Net cash provided by financing activities was $11,180,000 in the nine month period 2004, compared to net cash provided by financing activities of $483,000 in the nine month period 2003. The majority of the net cash provided by financing activities in the nine month period 2004 was attributable to $9,831,000 net proceeds from a Private Placement of our Common Stock in May 2004, $1,213,000 proceeds from two loans to fund the purchase of equipment for two company-owned distributed generations facilities, and $961,000 proceeds from a bank term loan used to finance the acquisition of the additional equity interests in our unconsolidated affiliate. These cash proceeds were partially offset by net payments on our credit facility, payments on long-term notes payable and payments on capital lease obligations. The net cash provided by financing activities in the nine month period 2003 represented net borrowings on our line of credit and proceeds from an equipment loan which were partially offset by payments on our equipment loans and payments on capital lease obligations.

      During the remainder of 2004, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. Our research and development expenses totaled $501,000 during the nine month period 2004. We anticipate that our research and development expenses in fiscal 2004 will total approximately $690,000, virtually all of which will be directed to Metretek Florida's business.

      Our capital expenditures during the nine month period 2004 were approximately $2,078,000, including $1,724,000 of capital expenditures for three PowerSecure "company-owned" distributed generation projects, one of which is still under construction at September 30, 2004. We anticipate capital expenditures in fiscal 2004 of approximately $2,400,000, including $2.0 million of capital invested in "company-owned" distributed generation projects. The remaining $400,000 in capital expenditures will benefit all of our key subsidiaries. We also acquired approximately $526,000 of equipment through capital leases in the nine month period 2004, primarily for manufacturing equipment for MCM. PowerSecure's "company-owned" projects are anticipated to be funded primarily through long-term financing arrangements provided through PowerSecure's major suppliers. However, we cannot provide any assurance that those financing arrangements will be sufficient to allow PowerSecure to meet our objectives for its growth and development without internal funding or will be on favorable terms.

      Project Loans. Financing in the amount of $1,213,000 for two PowerSecure company-owned projects has been provided through Caterpillar Financial Services Corporation. The project loans are secured by the equipment purchased from Caterpillar as well as the revenues generated by the projects. The project loans provide for 60 monthly payments of principal and interest (at a rate of 6.75%) in the aggregate amount of approximately $24,000 per month. We expect that monthly payments on the project loans will be funded through payments from customers utilizing the distributed generation equipment on their sites.

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

      The Credit Facility consists of separate credit agreements between Wells Fargo and each of Southern Flow, Metretek Florida and PowerSecure, as borrowers. At September 30, 2004, we had an aggregate borrowing base of $3,000,000 under the Credit Facility, of which $2,069,000 had been borrowed, leaving $931,000 available to borrow.

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

      The Credit Facility between Wells Fargo and Metretek Florida was amended during the third quarter 2004 to establish less restrictive financial covenants for the remainder of fiscal 2004. As a condition to the waiver of an existing default and the amendment to the credit agreement, we agreed to purchase a $1,000,000 certificate of deposit (the "Restricted Cash Investment"), in which Wells Fargo has been granted a security interest. The Restricted Cash Investment is held in the Company's name in a depository account at Wells Fargo Bank, National Association and it matures on December 4, 2004, subject to renewal at the instruction of Wells Fargo. The Restricted Cash Investment is carried at cost, which approximates fair value, and is restricted as to withdrawal or use by the Company, except as may be permitted by Wells Fargo. The Restricted Cash Investment has been classified as a non-current asset in our consolidated balance sheet at September 30, 2004.

      During and at the end of the third quarter 2004, Metretek Florida was not in compliance with the minimum tangible net worth and the minimum net income financial covenants in the Metretek Florida Credit Facility, due primarily to the financial results of the contract manufacturing business that has been discontinued. However, Wells Fargo has waived these financial covenants, and Metretek Florida intends, subject to Wells Fargo's consent, to establish new financial covenants for 2004 and 2005 reflecting Metretek Florida's projected financial results and condition resulting from its operations without the contract manufacturing business.

      Preferred Stock Redemption. Unless the holders of our Series B Preferred Stock elect to convert their Preferred Stock to Common Stock, the terms of our Series B Preferred Stock will require us to redeem all shares of our Series B Preferred Stock that remain outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock. While the conversion of shares of Series B Preferred Stock into shares of Common Stock prior to the redemption date will reduce our redemption obligation, we cannot determine at this time how many shares of Series B Preferred Stock will ultimately be converted. As of September 30, 2004, the total redemption obligation was approximately $6.1 million.

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

      Heins Stipulation. On June 11, 2004, the Denver Court granted final approval of the Heins Settlement, which became effective on July 26, 2004. The Heins Settlement fully resolves all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement includes payment of $2,375,000 from the proceeds of our directors' and officers' insurance policy. We have paid $375,000 for use in the Heins Settlement, and we have issued the Heins Settlement Note payable to the Heins Settlement Fund in the amount of $3.0 million, and commenced payments thereunder on June 30, 2004. The Heins Settlement Note bears interest at the rate of prime plus three percent (prime + 3%), payable in 16 quarterly installments, each of $187,500 principal plus accrued interest, and is guaranteed by the 1997 Trust and all of our subsidiaries. This litigation and settlement are more fully discussed, and the capitalized terms used in this paragraph are defined, in the notes to our consolidated financial statements. The loss resulting from the amounts due on the Heins Settlement, other than interest on the Heins Settlement Note, was recorded in fiscal 2002.

      Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. We are obligated to make future payments under the Credit Facility, project loans, term loan, and a mortgage loan, and to redeem our Series B Preferred Stock in December 2004. In addition, we have obligations related to our discontinued MCM operations. Finally, we are required to make certain payments under the terms of a class action litigation settlement, payments of which commenced June 30, 2004. The following table sets forth our contractual obligations and commercial commitments as of September 30, 2004:

                                                     PAYMENTS DUE BY PERIOD (1)
                                  ----------------------------------------------------------------------------
                                                  REMAINDER OF        YEARS             YEARS         AFTER
                                    TOTAL            2004           2005-2006         2007-2008        2008
                                  -----------     ------------     -----------       -----------     ---------
CONTRACTUAL OBLIGATIONS
    Credit Facility (2)           $ 2,069,000     $         -      $ 2,069,000       $         -     $       -
    Capital Lease Obligations          11,000           1,000            7,000             3,000             -
    Operating Leases                1,652,000         195,000          899,000           558,000             -
    Series B Preferred Stock (3)    6,112,000       6,112,000                -                 -             -
    Heins Settlement                2,625,000         188,000        1,500,000           937,000             -
    Term Loan                         883,000          39,000          375,000           414,000        55,000
    Project Loans                   1,172,000          52,000          449,000           515,000       156,000
    Discontinued operations (4)     1,000,000         142,000          637,000           215,000         6,000
    Other Long-Term
       Obligations                    361,000         117,000           34,000           210,000             -
                                  -----------     -----------      -----------       -----------     ---------

            Total                 $15,885,000     $ 6,846,000      $ 5,970,000       $ 2,852,000     $ 217,000
                                  ===========     ===========      ===========       ===========     =========

---------------
      (1) Does not include interest that may become due and payable on such obligations in any future period.

      (2) Total repayments are based upon borrowings outstanding as of September 30, 2004, not projected borrowings under the Credit Facility.

      (3) Based upon accrued and unpaid dividends as of September 30, 2004, although the redemption date is December 9, 2004. The Series B Preferred Stock is convertible, at the option of the holders thereof, into Common Stock at the conversion rate of approximately $3.06 per share of Common Stock, but the amount set forth in the table does not give effect to any shares of Series B Preferred Stock that may be converted prior to the redemption date.

      (4) Represents accrued termination and shutdown costs as well as remaining obligations under leases of our discontinued MCM operations.

      Off-Balance Sheet Arrangements. During the nine month period 2004, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

      Liquidity. Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements including the redemption of the Series B Preferred Stock and debt service commitments, other than the development of the company-owned business of PowerSecure. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" below. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

      For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

      - While we have reorganized our Metretek Florida business with the goal of making its cash flow positive, the operations of Metretek Florida, and the discontinued operations of its MCM subsidiary, may require us to fund future operating losses or costs of business expansion.

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

      - From time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. Our ability to finance any acquisition in the future will be dependent upon our ability to raise additional capital. As of the date of this report, we have not entered into any binding agreement or understanding committing us to any such acquisition, but we regularly engage in discussions related to such acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value), would be effective for public companies for interim or annual periods beginning after June 15, 2005. Note 1, "Summary of Significant Accounting Policies--Stock-Based Compensation", sets forth the pro forma effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions of FAS 123 for the periods indicated.

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

      - our ability to develop, on a profitable basis, Metretek Florida's InvisiConnect business;

      - our ability to recover value and receive proceeds from the disposition of the assets of the discontinued MCM contract manufacturing business;

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

ITEM 4.  CONTROLS AND PROCEDURES

      Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      During the quarter ended September 30, 2004, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, we are involved in disputes and legal proceedings. For a description of these legal proceedings, see Note 6 to our consolidated financial statements, "Commitments and Contingencies," which is contained in
Part I of this Report and incorporated herein by this reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On July 8, 2004, two holders ("Preferred Stockholders") of outstanding shares of our Series B Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), converted a total of 250 shares of Series B Preferred Stock, including accrued and unpaid dividends thereon. Upon conversion, the converting Preferred Stockholders received an aggregate of 120,040 shares of our Common Stock, par value $.01 per share ("Common Stock"), including an aggregate of 3,906 shares of Common Stock (the "Additional Shares") intended to compensate the converting Preferred Stockholders for dividends that they would have received on the converted shares of Series B Preferred Stock between the date of conversion and December 9, 2004, the mandatory redemption date of the Series B Preferred Stock, plus warrants ("Warrants") to purchase an aggregate of 120,040 shares of Common Stock. The Warrants are exercisable on or after November 6, 2004 at an exercise price of $3.0571 per share of Common Stock and expire on June 9, 2005. The exercise price of the Warrants is the same price as the conversion price of the Series B Preferred Stock. The shares of Common Stock issued in the conversion, other than the Additional Shares, may be resold under a currently effective registration statement filed under the Securities Act of 1933, as amended (the "Securities Act").

      On September 10, 2004, we entered into Stock Purchase Agreements ("Purchase Agreements") with the employee-shareholders of PowerSecure, Inc., a Delaware corporation and a majority-owned subsidiary ("PowerSecure"). Upon closing of the Purchase Agreements, we will issue 950,000 shares of its Common Stock, par value $.01 per share ("Common Stock"), in exchange for the minority 13.9% interest in PowerSecure owned by the employee-shareholders of PowerSecure. After the closing of the Purchase Agreements, we will own all of the issued and outstanding shares of PowerSecure, and PowerSecure will become a wholly-owned subsidiary. A total of 485,401 shares of Common Stock will be issued to Sidney Hinton, the President of PowerSecure, on the same terms as the shares of Common Stock are issued to the other PowerSecure employee-shareholders. The closing of the purchase of the minority interest in PowerSecure is subject to a number of conditions, including the receipt of a fairness opinion by an investment banking firm and the approval of certain stockholders who received their shares in a private placement in May 2004, as well as certain other customary closing conditions.

      The foregoing sales and issuances of Common Stock and Warrants were and will be made by us in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act, and Rule 506 of Regulation D under the Securities Act. The offers and sales were and will be made to a limited number of accredited investors as defined in Rule 501(a) under the Securities Act, in the July issuance, and to a limited number of existing employees, in connection with the Purchase Agreements; no general solicitation was made by us or any person acting on our behalf; the securities were or will be sold subject to transfer restrictions; and the certificates for those securities contained or will contain an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 6.   EXHIBITS

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

                                      METRETEK TECHNOLOGIES, INC.

Date: November 12, 2004               By: /s/ W. Phillip Marcum
                                          ----------------------------------
                                          W. Phillip Marcum
                                          President and Chief Executive Officer

Date: November 12, 2004               By: /s/ A. Bradley Gabbard
                                          ----------------------------------
                                          A. Bradley Gabbard
                                          Executive Vice President
                                          and Chief Financial Officer