Form 10-K
period 2004-12-31
METRETEK TECHNOLOGIES INC
filed 2005-03-22
CIK 882154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission File Number: 0-19793

                                   ----------

                           METRETEK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      84-1169358
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)

            303 EAST SEVENTEENTH AVENUE, SUITE 660, DENVER, CO 80203 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (303) 785-8080

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No[X]

     As of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant was approximately $18,595,064, based upon $2.55, the last sale price of the Common Stock on such date as reported on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by each director and executive officer and each person who owns 5% or more of the registrant's Common Stock have been excluded because such persons may be deemed to be "affiliates" for this purpose. This determination, however, is not necessarily conclusive for any other purpose.

     As of March 7, 2005, 12,192,074 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
Cautionary Note Regarding Forward-Looking Statements................      1

                                     PART I

Item 1.    Business.................................................      2
Item 2.    Properties...............................................     14
Item 3.    Legal Proceedings........................................     14
Item 4.    Submission of Matters to a Vote of Security Holders......     15

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related
              Stockholder Matters and
              Issuer Purchases of Equity Securities.................     16
Item 6.    Selected Financial Data..................................     17
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operation....................     18
Item 7A.   Quantitative and Qualitative Disclosures About
              Market Risk...........................................     51
Item 8.    Financial Statements and Supplementary Data..............     52
Item 9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure................     52
Item 9A.   Controls and Procedures..................................     52
Item 9B.   Other Information........................................     53

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.......     54
Item 11.   Executive Compensation...................................     57
Item 12.   Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters...................................     64
Item 13.   Certain Relationships and Related Transactions...........     67
Item 14.   Principal Accountant Fees and Services...................     68

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules...............     69

Signatures..........................................................     75

Index to Financial Statements.......................................    F-1

Exhibit Index.......................................................    X-1

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words "may", "could", "should", "would", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "forecast", "expect", "plan", "potential", "opportunity" and "scheduled", variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

     - our prospects, including our future revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

     - our products and services and the markets therefor, including market position, market share, market demand and benefits to customers;

     -    our ability to successfully develop, operate and grow our businesses;

     -    our business plans, strategies, goals and objectives;

     - the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, available borrowings under our credit arrangements and other capital resources, to meet our future working capital, capital expenditure, debt service and business growth needs;

     -    industry trends and customer preferences;

     - the nature and intensity of our competition, and our ability to successfully compete in our markets;

     - business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

     - the effects on our business, financial condition and results of operations of the resolution of litigation and claims that arise from time to time; and

     -    future economic, business, market and regulatory conditions.

     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in "Additional Factors That May Affect Our Business and Future Results" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below, as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission ("SEC"). Any forward-looking statements contained in this Report speak only as of the date of this Report, and any other forward-looking statements we make from time to time in the future speak only as of the date they are made. We undertake no duty or obligation to update or revise any forward-looking statement for any reason, whether as a result of changes in our expectations or the underlying assumptions, the receipt of new information, the occurrence of future or unanticipated events, circumstances or conditions or otherwise.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     Metretek Technologies, Inc. is a diversified provider of energy technology products, services and data management systems primarily to industrial and commercial users and suppliers of natural gas and electricity. We currently conduct our operations through three wholly-owned subsidiaries:

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

     Until recently, Metretek Florida had also provided contract manufacturing services through its subsidiary, Metretek Contract Manufacturing Company, Inc. ("MCM"). These contract manufacturing services were discontinued during 2004 and MCM's contract manufacturing business and most of its assets were sold on December 30, 2004.

     In addition to these operating subsidiaries, Marcum Gas Transmission, Inc. ("MGT"), a wholly-owned subsidiary based in Denver, Colorado, own an approximate 26% economic interest in an unconsolidated business, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), which operates four production water disposal facilities located in northeastern Colorado. MGT acquired additional equity interests in MM 1995-2 during the first quarter of 2004. As a result, the equity income from MM 1995-2 is becoming a more significant part of our consolidated results.

     In this Report, references to "Metretek", "we", "us" and "our" refer to Metretek Technologies, Inc. together with its subsidiaries, and references to "Metretek Technologies" refer to Metretek Technologies, Inc. without its subsidiaries, unless we state otherwise or the context indicates otherwise.

     We were incorporated in Delaware on April 5, 1991 under the name "Marcum Natural Gas Services, Inc.," and we changed our name in June 1999 to "Metretek Technologies, Inc." Our principal executive offices are located at 303 East Seventeenth Avenue, Suite 660, Denver, Colorado 80203, and our telephone number at those offices is (303) 785-8080.

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

     - In 2003, we commenced the development of the Cellular Network Interface ("CNI") and InvisiConnect(TM) series of products, which are M2M connection solutions for wireless network technology, to enhance the product, service and technology offerings of Metretek Florida.

     - In 2004, we significantly increased our economic interest in MM 1995-2 and we acquired the minority interest in PowerSecure.

     While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this Report we have not entered into any binding agreement or commitment with respect to any material acquisition or disposition.

POWERSECURE, INC.

     We formed PowerSecure in the fall of 2000 to engage in the business of designing, engineering, marketing, constructing and operating turn-key distributed generation systems. In January 2001, PowerSecure received its first distributed generation contract. The goal of PowerSecure is to be a national provider of distributed generation systems, providing customers, primarily industrial and commercial users of electricity, with access to back-up power generation to facilitate reliable power and with the ability to take advantage of peak-shaving and load interruption incentives. Distributed generation is on-site power generation that supplements or bypasses the public power grid by generating power at the customer's site. PowerSecure offers a power supply that serves as an alternative source of energy for the customer's business needs. PowerSecure's program covers virtually all elements of the peak-power supply chain, including system design, installation and operation as well as rate analysis and utility rate negotiation.

     Distributed Generation Background. The demand for distributed generation facilities offered by PowerSecure is driven primarily by two factors: the need for high quality and high reliability power, and the economics of energy pricing structures by utilities and other power suppliers. The need for power quality and reliability is driven directly by the needs of industrial and commercial end-users of electricity and, in particular, the specific consequences to an end user of experiencing a power outage or curtailment. This need for reliable power became apparent to many businesses as a result of brown-outs and black-outs, especially the black-out that struck the Northeast in 2003. Distributed generation allows a business to improve the reliability of its energy generation by providing a back-up power source that is available if the primary source, for example a local utility, becomes unable, for any reason, to provide power. Distributed generation can protect businesses from the adverse effect of power outages caused by storms, utility equipment failures and black-outs and brown-outs resulting from instability on the utility power grids. In addition, businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity through alternative sources. Spikes in power prices, due to electricity spot price savings, have led many businesses to seek alternative sources of power to protect against these price spikes by "peak shaving". Peak shaving, as it generally applies in PowerSecure's business, means utilizing the back-up power provided by a system of distributed generation to reduce specific demand to avoid the adverse effect of high energy prices charged by utilities during peak energy use periods.

     In addition, energy information has become more important for energy suppliers and users to have. Many energy suppliers, especially utilities, have complicated pricing and rate structures and tariffs that are difficult for energy users to understand, which further increases the complexity of monitoring and managing energy usage and costs. Energy deregulation, with multiple providers of energy and diverse rate structures, adds to this complexity in managing energy usage and costs.

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

     Technology. The key component in a distributed generation system is its source of power, which is the generator. While several types of distributed generation technologies are available, PowerSecure currently utilizes an internal combustion power generator, typically diesel powered. These types of generators are widely used and constitute a reliable, cost-effective distributed generation technology, and they are able to generate sufficient power with reasonable efficiency at a reasonable cost. However, several new generator technologies are emerging, and PowerSecure intends to evaluate the utilization of one or more of them if they demonstrate the ability to be a commercially viable and reliable power source. These new technologies include microturbines, which generate power using a small-scale natural gas-fueled turbine, fuel cells, which combine hydrogen and oxygen as an electrochemical process to produce electricity, and solar cells, also known as photovoltaic cells, which convert the sun's energy into electricity.

     Internal combustion generators range in individual size from five kilowatts ("KW") to 2,250 KW, while gas turbines range in individual size from 1,250 KW to 13,500 KW. Units can be installed individually or in multiple parallel arrangements, allowing PowerSecure to service the needs of customers ranging from small commercial users of power to large industrial businesses.

     In conjunction with its distributed generation systems, PowerSecure designs and manufactures its own paralleling switchgear and process controls marketed under the registered trade name "NexGear(R)", which controls are used to seamlessly shift power between a customer's primary power source and its distributed generation system. Power from onsite generation systems can be brought online and in parallel with the customer's primary power source without disrupting the flow of electricity. This allows the customer to seamlessly substitute power generated at the customer's site for that supplied by the utility power plant during times of peak demand.

     Staffing. PowerSecure staffs a team of engineering and project management personnel who oversee the design and installation of generators, paralleling switchgear and wireless remote-monitoring equipment. PowerSecure's engineering experience and understanding of distributed generation operations provide it with the capability to create innovative solutions to meet the needs of a wide variety of customers.

     Remote Monitoring and Maintenance and System Management. PowerSecure's remote monitoring and maintenance services are an important part of its system because they differentiate the PowerSecure solution from that of its competitors. PowerSecure monitors and maintains the system for its customers, improving reliability and removing many of the burdens associated with ownership. Distributed generation systems must be operated periodically so that they function properly when called upon to supply power. By installing a communication device on the system, PowerSecure remotely starts and operates the system and then monitors its performance. In the event of a mechanical problem, PowerSecure dispatches the appropriate technicians. PowerSecure manages its system on behalf of its customers so that the distributed generation is a seamless operation to the customer. For those customers that already have distributed generation systems, PowerSecure offers management services, including fuel management services, preventive and emergency maintenance services, and monitoring and dispatching services. PowerSecure also coordinates the operation of the distributed generation system during times of peak demand in order to allow its customers to benefit from complicated utility rate structures. The monitoring device enables PowerSecure to monitor, on a cost-effective basis, a geographically fragmented customer base from a centralized location.

     Sales and Marketing. PowerSecure markets its distributed generation systems primarily through a direct sales force. PowerSecure markets its products and services in various types of packages. PowerSecure's initial marketing focus was, and the majority of its revenues through December 31, 2004 were derived from, its turn-key distributed generation program. In its turn-key program, PowerSecure offers a complete distributed generation package, including assistance in locating and arranging financing, directly to industrial and commercial users of electricity that desire to own their own distributed generation system. The size of turn-key distributed generation systems designed and sold by PowerSecure has ranged from 90 KW to 10,000 KW, although PowerSecure has the ability to design and sell even larger turn-key systems. A variation of the turn-key system marketed by PowerSecure involves partnering with natural gas and electricity utilities to develop, market and manage distributed generation systems for their customers. In this "utility partnership" model, PowerSecure partners with a utility to combine its distributed generation package with other products or services of that utility, and assists the utility in marketing PowerSecure's distributed generation package to the utility's customers under the utility's brand name. During fiscal 2004, a portion of PowerSecure's revenues were generated from electrical specialty products such as QuickPower(TM) , which is a system focused on allowing customers to quickly connect to a power system in emergency or urgent circumstances.

     PowerSecure also offers a "shared savings" distributed generation system program. Shared savings programs will require significant capital to develop and have only been offered on a limited basis through the date of this Report. PowerSecure's shared savings program involves the design, engineering, installation, operation and maintenance of distributed generation systems that are owned by PowerSecure and leased to customers on a long-term basis for monthly fees related to the benefits, including energy savings, realized by the customer. Depending on our ability to raise sufficient additional capital, market conditions and the preferences of industrial and commercial users of electricity, PowerSecure believes that a more significant portion of its future business and revenues may be derived from its shared savings program, making it less dependant upon sales of turn-key systems.

     Engineering Services. PowerSecure plans to market its engineering services to utilities as means to supplement the utilities' own engineering staffs. The scope of services to be offered by PowerSecure includes the design and engineering for transmission and distribution (including substations) systems as well as engineering services such as developing future plans for enhancing and expanding the utility's infrastructure.

     Backlog. As of January 31, 2005, PowerSecure's backlog was approximately $9.4 million, relating to secured contracts for distributed generation projects. These contracts are scheduled to be completed by the end of the third quarter of 2005. Given the irregular sales cycle of customer orders, PowerSecure's backlog at any given time is not necessarily an accurate indication of its future revenues.

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

     Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Southern Flow's field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow's chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow also provides laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer's accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts, and in 2004 derived approximately 22% of its revenues from its parts resale business. Southern Flow provides its services through nine division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

     Natural gas measurement services are used by producers of natural gas and pipeline companies to verify volumes of natural gas custody transfers. To ensure that such data is accurate, on-site field services and data collection must be coordinated with meter maintenance, chart integration, meter data acquisition and data management to produce timely and accurate reports.

     The market for independent natural gas measurement services is fragmented, with no single company having the ability to exercise substantial market influence. Many natural gas producers and operators, and most natural gas pipeline and transportation companies, internally perform some or all of their natural gas measurement services. In addition to price, the primary consideration for natural gas measurement customers is the quality of services and the ability to maintain data integrity and accuracy, because natural gas measurement has a direct effect on the natural gas producer's revenues and royalties and working interest owner obligations. We believe that we are able to effectively compete by:

     -    providing dependable integrated measurement services;

     -    maintaining local offices in proximity to our customer base; and

     -    retaining experienced and competent personnel.

METRETEK, INCORPORATED

     Founded in 1977 in Melbourne, Florida and acquired by us in 1994, Metretek Florida has operated primarily as a developer, manufacturer and marketer of AMR systems for remotely monitoring, collecting, processing and managing field devices and the data provided by such devices. Metretek Florida's systems generally consist of three components:

     - our field devices, which are intelligent, communications enabled, data collection devices that are installed in the field and automatically communicate with, and retrieve data from, existing customer devices;

     - a communication link, which is typically a telephone wire-line or cellular/PCS connection (analog, digital, circuit switched or Internet-Protocol (IP)-based); and

     - our DC2000 or PowerSpring software, which provide platforms for automated data collection, management and presentation of information retrieved from field devices or InvisiConnect(TM) or both, which enables seamless connectivity from IP-based networks to legacy-based serial applications.

     Overview of Business. Metretek Florida's primary focus is to provide fully integrated, turn-key systems that allow its customers to remotely monitor, collect and manage data collected from various types of field devices. Historically, Metretek Florida's customers have consisted principally of natural gas and electric utilities, and field devices have been primarily connected to natural gas and electric meters. In these markets, Metretek Florida's AMR systems support its utility customers' business applications that provide service to their larger commercial and industrial ("C & I") customers. In most cases, these systems are owned, operated and managed by the utility. In such cases, the data managed by the Metretek Florida AMR systems may support critical functions such as billing, load management, tariff enforcement and verification. As such, the Metretek Florida AMR system is normally an integral component of the utility's business processes. In other situations, the systems may support less critical functions of the utility or may be owned by a C & I customer.

     The major cellular wireless carriers have recently deployed IP-based digital wireless systems that are driving changes in numerous telemetry and M2M applications. Metretek Florida has developed a new family of products, which it calls InvisiConnect(TM), that enables digital wireless connectivity to be extended to remote device data management applications in several vertical market segments that Metretek Florida has not previously serviced. The InvisiConnect(TM) products leverage Metretek Florida's technology and know-how, initially developed to serve its utility markets, by seeking to expand sales of its InvisiConnect(TM) products into several of these vertical market segments.

     Products. Metretek Florida's product offerings fall into two categories: field data collection and telemetry hardware devices and application specific software-based solutions. Metretek Florida's hardware devices include AMRs and electronic flow computers that are specifically sold to utility customers. They also include telemetry products, which we refer to as our Cellular Network Interface ("CNI") suite of products, that operate with InvisiConnect(TM) software that are designed to be sold to customers in other vertical market segments as well as to customers in the utility markets. All of Metretek Florida's manufactured hardware devices are designed on similar electronic platforms that can be configured to provide solutions designed to fit each customer's specific requirements.

     Metretek Florida's products also include a suite of software solutions that are an inherent and critical part of system solutions sold to its customers. Metretek Florida's primary software product utilized by its natural gas and electric utility customers is DC2000. DC2000 is a Windows based proprietary software system designed to simultaneously manage thousands of remote field devices, as well as the data collected from those devices.

     Metretek Florida also offers, as an alternative to the DC2000 software, its PowerSpring solution, a subscription-based service that provides a turn-key solution for remote data management and collection to customers who are unable or unwilling to purchase and operate a complete Metretek DC2000 system. The PowerSpring solution includes providing and installing the remote data collection devices required to meet the specific needs of the customer and furnishing timely, accurate and properly formatted information in accordance with their requirements by means of e-mail, file transfer or the internet. The customer is charged monthly, based on the quantity of data collected and the frequency at which it is collected.

     Metretek Florida has recently introduced its InvisiConnect(TM) software solution. Operating in conjunction with the CNI suite of telemetry hardware, InvisiConnect(TM) provides a simple, cost-effective, plug-and-play communications solution that allows almost any field device in virtually any remote device data management application to be upgraded to digital wireless or IP connectivity. In this product solution, Metretek Florida's CNI hardware provides the digital cellular radio that is installed in the field and connects directly to the customer's field device. The InvisiConnect(TM) software is installed on the customer's application computer, and provides the communication interface to the customer's legacy software package for remote device and data management. Examples of applications that are ideal candidates for the InvisiConnect(TM) solution include remote traffic light and intersection control, remote signage, remote vending control and monitoring, remote management of ATM machines, as well as numerous other applications.

     Utility Hardware Products. Metretek Florida's products that are typically sold to natural gas and electric utilities, also known as automatic meter readers or AMRs, are installed on existing utility meters. The AMRs are designed to automatically collect and transmit energy consumption and event data according to a schedule predetermined and preset by the customer. The AMRs contain an electronic printed circuit board assembly, which is designed and programmed to interface with a utility meter at the point of consumption. The PCB contains a microprocessor and modem or other communication link, is packaged with AC or DC power and is installed on, or in close proximity to, a utility meter. Consumption data is collected, time-stamped, stored, and then transmitted (via the communications link) by the AMR to a central location on which Metretek Florida's DC2000 or PowerSpring software, running on a PC, or a PC network, manages the data collection and processing as well as storing the data in a database. Communication from the remotely located AMRs to the central software system has historically been accomplished using existing, standard voice grade telephone lines, although a more recent trend is evolving toward the use of Metretek Florida's CNI digital cellular communication solutions.

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

     Other Field Developments. In addition to supporting energy data collection, remote telemetry and gas volume corrector product lines, Metretek Florida manufactures and markets systems consisting of remote recorders and central system software for monitoring and recording natural gas pipeline pressure and for monitoring cathodic protection systems, as well as other similar application specific products.

     CNI Products. In order to address vertical markets in addition to the utility markets, Metretek Florida has recently developed its Cellular Network Interface suite of communication hardware products that enable its customers to better utilize the wireless internet now provided by commercial carriers worldwide through third generation ("3G") technology. With the transition to provide enhanced wireless IP-based M2M and telemetry solutions driven by wide scale deployments of third generation 3G wireless, internet-based networks, Metretek Florida has identified two additional market opportunities, and is seeking to exploit those opportunities through its product development efforts. First, the move from analog to IP digital wireless connectivity is expected to drive a significant need to replace existing analog and cellular digital packet data ("CDPD") wireless connections that were installed over the past 20 years. Second, with the deployment of more robust wireless IP connectivity, the opportunity for new applications utilizing 3G technology is expected to spur growth in the telemetry and wireless data sectors of the M2M market space. Metretek Florida's CNI hardware products are used with its InvisiConnect(TM) software to provide a seamless and transparent communication upgrade to existing field devices, as well as their legacy applications software, provided to the customer by virtually any vendor.

     Markets. Historically, Metretek Florida's primary customers have been energy utility companies that have deployed its systems in their business. Metretek Florida currently has 71 active utility customers that operate DC2000 data collection systems, including 60 of the 100 largest natural gas distribution utility companies in North America.

     In 2003, Metretek Florida expanded its M2M solutions to the electric markets, leveraging its relationship with an existing electric and natural gas utility customer. This was accomplished by integrating its DCM 200 IP-based, wireless internet connectivity solution, and real time data collection device, through Global System for Mobile ("GSM") cellular networks using General Packet Radio Service ("GPRS"), and the American National Standard Institute ("ANSI") C12 compatibility, which has been developed as a standard communications interface for electricity metering in the United States and Canada. This effort resulted in the deployment of 6,000 units to support the introduction of a new tariff for C&I electric customers at Public Service Electric and Gas in New Jersey ("PSE&G"). The combination of these new wireless internet capabilities in concert with the ANSI standards enable Metretek Florida to more effectively provide large scale solutions for C&I electrical applications. In 2003, over 10% of Metretek Florida's total revenues were generated from the PSE&G project.

     Based upon the success of this project, and the recognition that numerous other markets could potentially benefit from an upgrade in communications to digital wireless, Metretek Florida developed its CNI suite of hardware products and its InvisiConnect(TM) software. Metretek Florida's CNI products now include versions that will operate on any of the major international digital cellular networks. Metretek Florida has successfully operated its InvisiConnect(TM) solution with at least 15 different legacy remote device data management systems and is currently actively marketing this product in numerous vertical markets.

     Marketing and Customer Service. In its traditional utility markets, Metretek Florida utilizes a direct sales force and an independent, indirect distributor and sales representative organization in the United States and the United Kingdom, while it relies solely upon independent representatives and distributors for the promotion, sales and support of its products outside those two countries. Metretek Florida also provides its customers with system installation and start-up service, 24/7 telephone technical support, regularly scheduled product training, custom software development, system monitoring and troubleshooting, and network management services.

     Metretek Florida is introducing and actively selling its CNI suite of hardware products and its InvisiConnect(TM) software solutions into numerous vertical markets in which it previously had no marketing presence. Metretek Florida is actively seeking and establishing channel partners and distribution sources with which it intends to serve these markets.

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

     International. Outside the United States, Metretek Florida has sold products and services to utility companies in the United Kingdom, Netherlands, Pakistan, Australia, Argentina, Columbia, Taiwan, Korea, Brazil and Canada. All of the six major gas distribution utility companies in Canada own and operate Metretek Florida's AMR systems. During fiscal 2004, 24% of Metretek Florida's annual revenues were generated in international markets, compared to 15% in fiscal 2003 and 14% in fiscal 2002.

     Metretek Contract Manufacturing Company, Inc. In June 2002, Metretek Florida formed MCM to operate and expand its printed circuit board ("PCB") contract manufacturing business. Metretek Florida had been involved in contract manufacturing as a part of its traditional business since 1997, but reorganized this business and its management in fiscal 2002 in order to focus on increasing business from third parties. Through MCM, Metretek Florida offered contract manufacturing services to local, regional and national companies with PCB product requirements that were short run, high quality, and quick turnaround.

     During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business operated by MCM and to sell all of the contract manufacturing assets. In connection with this discontinuance, on December 30, 2004 Metretek Florida and MCM sold their contract manufacturing business and most of the related assets to InstruTech Florida, LLC ("InstruTech Florida"). InstruTech Florida is a subsidiary of InstruTech, Inc., a Colorado-based contract manufacturer of PCBs and other instrumentation products. The assets of the discontinued business not included in the sale to InstruTech Florida, which consist principally of receivables and inventory, are being liquidated through collections of those receivables and through subsequent sales of the remaining inventory to others, including InstruTech Florida.

     In connection with this sale, InstruTech Florida issued to Metretek Florida a promissory note in the amount of $780,000, equal to the book value of the manufacturing equipment sold, that is repayable solely out of 50% of the net cash flow of InstruTech Florida, without any further recourse. InstruTech Florida also granted to Metretek Florida an option to acquire up to 19% of the equity in InstruTech Florida, exercisable for $1,000 until three years after the closing date or, if later, the date the promissory note has been repaid in full. In addition, in connection with the sale to InstruTech Florida, we agreed to provide InstruTech Florida with short-term working capital in an amount of up to $150,000 through a bridge loan to InstruTech Florida for a period of six months ending June 30, 2005. Any amounts advanced under the bridge loan are repayable solely out of 75% of the monthly positive cash flow from the operations of InstruTech Florida. InstruTech Florida has also agreed to purchase Metretek Florida's remaining contract manufacturing inventory, which was $368,285 (net of reserve) as of December 31, 2004, on an as needed basis at fair value. Through June 2005, subject to extension by mutual agreement, Metretek Florida has agreed to utilize InstruTech Florida as its exclusive contract manufacturer.

     The sale agreement may be terminated at any time prior to March 31, 2005 by mutual agreement of us and InstruTech Florida, by InstruTech Florida if it determines that customer purchase orders and commitments are below a commercially viable level, or by us if we determine that InstruTech Florida has no reasonable chance to be commercially successful or to generate positive cash flow within the succeeding 6 to 12 month period. We cannot provide any assurance of the amounts that we will be paid under the promissory note or repaid under the bridge loan or that we will recover from inventory sales.

     Backlog. Metretek Florida's backlog consists primarily of unfulfilled customer orders at any given time related to its AMR and M2M business. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 2004, Metretek Florida's backlog was minimal. The amount of backlog is not necessarily indicative of future revenues because short-term purchase orders, modifications to or terminations of present orders and production delays can provide additional revenues or reduce anticipated revenues. Metretek Florida's backlog is typically subject to large variations from time to as new orders are received. Consequently, it is difficult to make meaningful comparisons of backlog. Metretek Florida's orders from its customers generally include provisions permitting rescheduling, deferral or termination at any time at the convenience of the customer.

MM 1995-2

     As of December 31, 2004, MGT owned an approximate 26% economic interest in MM 1995-2. MM 1995-2 owns and operates four oil field production water disposal facilities located in northeastern Colorado. MM 1995-2 was formed in February 1996, and since that time MGT has served as its managing trustee. MGT acquired additional equity interests in MM

1995-2 during the first quarter of 2004. In connection with the acquisition of these additional equity interests, MGT formed Conquest Acquisition Company LLC ("Conquest Acquisition") as a majority-owned subsidiary to hold equity interests in MM 1995-2. Upon formation, MGT acquired 73.75% of Conquest Acquisition, with the remainder of the interest in Conquest Acquisition being owned by the operator of MM 1995-2. As a result of this acquisition, the equity income from MM 1995-2 is becoming a more significant part of our consolidated results, contributing $1,254,000 to our income from continuing operations during fiscal 2004, a substantial increase from $469,000 in fiscal 2003.

CUSTOMERS

     Our customers include a wide variety of mid-sized and large businesses, utilities and institutions. During 2004, Food Lion, a PowerSecure customer accounting for approximately 15% of our consolidated revenues, was our only customer that accounted for 10% or more of our total revenues. Our revenues derived from sales to customers outside the United States, primarily from Metretek Florida sales, were approximately 2% of our total consolidated revenues in fiscal 2004 and 3% in fiscal 2003 and fiscal 2002.

COMPETITION

     The markets for our products, services and technology are intensely competitive and are characterized by rapidly changing technology, new and emerging products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins, loss of market share or inability to penetrate or develop new market, any one of which could significantly reduce our future revenues and adversely affect our operating results.

     Our current and prospective competitors include:

          - large and well established providers of data collection and telemetry solutions, including AMR systems, such as Itron, Inc., Elster Metering, ABB, Badger Meter, Inc., Sensus Metering Systems, inc. (formerly known as Invensys, Inc.), Neptune Technology Group, Inc. and other smaller entities such as Comverge, Inc., Cellnet Technology, Inc. and Nertec, Inc.;

          - numerous and diverse entities in the M2M market segments, including Telenetics Corporation, Airlink Communications Inc., Sierra Wireless Inc., Wavecom SAand Enfora L.P.;

          - providers of natural gas volume correctors such as Mercury Instruments, Inc., Eagle Research Corp., Instromet and Galvanic Applied Sciences Inc.;

          - large manufacturers of power generation equipment with substantial distribution networks, such as Caterpillar Inc., Cummins Inc. (including Onan), Detroit Diesel Corp., Kohler Co.and Generac Power Systems, Inc.;

          - large, well established and diversified companies like Schlumberger, Emerson Electric Co., ABB, Siemens and Honeywell International Inc. that have divisions or subsidiaries devoted to our markets;

          - in-house services provided by utilities and major oil and gas companies;

          - large, well established and diversified oil and gas companies like Duke Energy Corp., Williams Energy and Hanover Compressor Company; and

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

     We believe that in many of our markets we have established ourselves as a niche supplier of high quality, reliable products and services and, therefore, that we currently compete favorably with respect to the above factors, other than price. We do not typically attempt to be the low cost producer. Rather, we endeavor to compete primarily on the basis of product and service quality rather than price. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors' innovations. We cannot provide any assurance that our products and services will continue to compete favorably in the future against current and future competitors or that we will be successful in responding to changes in other markets including new products and service and enhancements to existing products and service introduced by our existing competitors or new competitors entering the market.

     Many of our existing and potential competitors have better name recognition, longer operating histories, access to larger customer bases and greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. Increased competition could also result in price reductions, reduced gross margins and loss of market share, and the inability to develop new businesses. We cannot provide any assurance that we will have the financial resources, technical expertise, or marketing and support capabilities to successfully compete against these actual and potential competitors in the future. Our inability to compete successfully in any respect or to timely respond to market demands or changes would have a material adverse effect on our business, financial condition and results of operations.

     Numerous companies compete directly with Southern Flow in the natural gas measurement services industry, including companies that provide the same services as Southern Flow and companies that provide additional or related field services. Although a significant portion of natural gas measurement services is currently performed internally by natural gas producers and pipeline companies, much of Southern Flow's direct competition consists of small measurement companies providing limited services and serving limited geographical areas. Because Southern Flow offers a complete range of natural gas measurement services over a wide geographical area, management believes Southern Flow offers advantages over its competitors.

     The market for distributed generation products are highly competitive and rapidly changing and evolving. PowerSecure's competition is primarily from manufacturers and distributors of generators and related equipment, as well as small regional electric engineering firms that compete in certain aspects of distributed generation production. Also, PowerSecure faces competition in some specific portions of its distributed generation business. For example, some small regional electric engineering firms specialize in the engineering aspects of the distributed generation. Similarly, several well established companies have developed microturbines used in distributed generation, such as Capstone Turbine Corporation, Honeywell and Elliot Energy Systems, which develop gas turbines, and Ingersoll-Rand, as well as a number of major automotive companies. A number of companies are also developing alternative generation technology such as fuel cells and solar cells, such as FuelCell Energy, Inc., Siemens, Westinghouse Electric Company, Mitsubishi, Ballard Power Systems, Inc.

and Plug Power Inc. Several large companies also are becoming leaders in uninterruptible power supply system technology, including American Power Conversion Corporation, Invensys, Liebert Corporation (a subsidiary of Emerson Electric), GE Digital Energy, Lucent Technology, Inc. , MGE UPS Systems (a unit of Schneider Electric Group) and PowerWare Corporation. RealEnergy, Inc. designs, owns and operates permanent on-site power generator systems for commercial real estate owners. Companies developing and marketing energy-marketing software, such as Silicon Energy Co. (now owned by Itron, Inc.), Invensys, Engage Energy and eLutions Inc., are also potential competitors to the extent they partner with distributed generation equipment manufacturers.

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

REGULATION

     Our businesses and operations are affected by various federal, state, local and foreign laws, regulations and authorities. However, to date, our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations.

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

     Regulation of Communication Services. With Metretek Florida's focus on developing digital wireless-enabled data collection, monitoring and telemetry solutions, such as InvisiConnect(TM), many of its products are or will be subject to regulation and testing by the Federal Communications Commission (the "FCC"). This testing focuses on compliance with FCC specifications for radio frequency emissions. In addition, these products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. For example, our InvisiConnect products must be tested and certified by the PCS Type Certification Review Board, a wireless communications supported agency, as well as by each individual wireless carrier for use on their respective networks. These tests are principally designed to focus on the operating characteristics of the products supplied to ensure that they will not have any unplanned adverse affects on the carrier's networks as they each have them deployed in various regions The regulatory process can be time-consuming and can require the expenditure of substantial resources. We cannot assure you that the FCC or other testing and certifying authorities will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. In addition, regulations regarding the manufacture and sale of data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

EMPLOYEES

     As of March 1, 2005, we had 225 full-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

RESEARCH AND DEVELOPMENT

     Most of our basic research and development activities are conducted by Metretek Florida. Metretek Florida's research and development efforts are focused on enhancements to its existing product and service offerings intended to take advantage of advancements in technology, address anticipated customer requirements and provide for solutions in potential new markets. Current research and development projects at Metretek Florida include the development of data collection products that utilize the wireless internet provided by the large cellular and PCS providers worldwide to provide real time data collection capabilities to its traditional utilities customers and to participate in developing opportunities in other market segments that are evolving in the M2M market. From time to time, as our business needs and goals dictate and as our capital resources allow, we may also conduct research and development efforts for our PowerSecure and Southern Flow businesses.

     Our research and development expenses, which include engineering expenses, during 2004 were $667,000, as compared to $627,000 in 2003 and $552,000 in 2002.
We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets. Our future success will depend, in part, upon the success of our research and development efforts.

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

RAW MATERIALS

     In our businesses we purchase generators, memory chips, electronic components, printed circuit boards, specialized sub-assemblies, relays, electric circuit components, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components, such as generators, from single source manufacturers due to unique designs, quality and performance requirements, and favorable pricing arrangements. While, in the opinion of management, the loss of any one supplier of materials, other than generators, would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, from time to time we do encounter difficulties in acquiring certain components due to shortages that periodically arise, supply problems from our suppliers, obsolescence of parts necessary to support older product designs or our inability to develop alternative sources of supply quickly or cost-effectively, and these procurement difficulties could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in PowerSecure's business have significant lead times before they are available, which may affect the timing of PowerSecure's project completions.

INTELLECTUAL PROPERTY

          Our success and ability to grow depends, in part, upon our ability to develop and protect our proprietary technology and intellectual property rights in order to distinguish our products, services and technology from those of our competitors. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. We hold several copyrights, service marks and trademarks in our business, and we have applied for a patent protection related to InvisiConnect(TM) and registrations of additional marks, although we may not be successful in obtaining such patent and registering such marks. In the future, we intend to continue to introduce and register new trademarks and service marks, and to file new patent applications, as we deem appropriate or necessary for our business and marketing needs.

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

SEGMENT INFORMATION

          We operate in three market segments:

          -    distributed generation;

          -    natural gas measurement services; and

          -    automated data collection and telemetry.

          Financial information related to our segment operations for the past three fiscal years is set forth in Note 11, "Segment and Related Information", of the notes to our consolidated financial statements included elsewhere in this Report and incorporated herein by this reference.

AVAILABLE INFORMATION

          Our corporate Internet address is www.metretek.com. Through our website we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings are also available on the SEC's website at www.sec.gov. The contents of and the information on our website is not a part of, and is not incorporated by reference into, this Report.

ITEM 2. PROPERTIES

          We lease our principal executive offices, which consist of 2,925 square feet located in Denver, Colorado. This lease has a monthly rental obligation of $3,778, including operating costs, and expires December 31, 2009, with an option to cancel the lease on December 31, 2007.

          Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 64,000 square feet, total monthly rental obligations of approximately $33,000 and terms expiring at various dates through 2008. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas, which is subject to a mortgage described in the notes to our consolidated financial statements included elsewhere in this Report.

          PowerSecure leases two facilities, which are located in Greensboro and Wake Forest, North Carolina, consisting of 11,306 square feet in the aggregate. The leases on these facilities have a monthly rental obligation of $10,851 and expire at various dates through 2009.

          Metretek Florida leases its principal business offices, which are located in Melbourne, Florida and consist of 45,000 square feet. The lease has a monthly rental obligation of $28,228, not including operating costs, and expires on July 1, 2005. Metretek Florida has sub-leased 11,365 square feet of its space (plus rights to common areas) on a month-to-month basis for $11,907 monthly rental. InstruTech Florida is utilizing a significant portion of the remainder of this space on a cost-free basis as one of the terms of the sale of the contract manufacturing business to InstruTech Florida. Metretek Florida is evaluating its facilities and space needs after the lease expires, as its needs have been substantially reduced since it discontinued its contract manufacturing business.

          We believe our facilities are suitable and adequate to meet our current and anticipated needs, except as noted above for Metretek Florida. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

          Effective in July 2004, we obtained final approval of the settlement of the class action lawsuit (the "Class Action") filed in January 2001 by Douglas W. Heins (the "Class Action Plaintiff"), individually and on behalf of a class of other persons similarly situated (the "Class") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against us, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC ("MMF"), MGT, Marcum Capital Resources, Inc. ("MCR"), W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), Farstad Gas & Oil, LLC ("Farstad LLC") and Farstad Oil, Inc. ("Farstad Inc." and, collectively with Farstad LLC, the "Farstad Entities"), and Jeff Farstad ("Farstad" and, collectively with the Farstad Entities, the "Farstad

Defendants"). The 1997 Trust was an energy program of which MGT, the managing trustee, and Messrs. Marcum, Wanger, Packard and Farstad are or were the active trustees. The Class Action alleged that the Metretek Defendants and the Farstad Defendants (collectively, the "Class Action Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the 1997 Trust.

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

          The Heins Settlement created a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. A total of $2,375,000 in proceeds of our Company's directors' and officers' insurance policy (the "Policy") was used in the Heins Settlement. Pursuant to the Heins Settlement, we paid $375,000 and on June 30, 2004 we issued a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note") and commenced payments under the Heins Settlement Note. The Heins Settlement Note bears interest at the rate of prime plus three percent, is payable in 16 quarterly installments of $187,500 principal plus accrued interest each, and is guaranteed by the 1997 Trust and our subsidiaries.

          Under the Heins Settlement, we are required to obtain the consent of the Class's lead counsel before we can sell any shares of stock of Southern Flow, Metretek Florida or PowerSecure, although such consent is not required if we make a prepayment of at least $1 million on the Heins Settlement Note with the proceeds of any such sale of subsidiary stock.

          The Heins Settlement fully and finally released all claims between the Class and us and the other Metretek Defendants. Under the Heins Settlement, the Class also released Jeff Farstad from claims by the Class against him by reason of his status as a trustee of the 1997 Trust. However, the Heins Settlement did not release our claims against him or any claims by either the Class or us against any other Farstad Defendants. In addition, the Heins Stipulation did not release any claims against the brokerage firms involved with the offering of the 1997 Trust's securities that are unique to a particular Class member.

          We are vigorously pursuing cross-claims and third party claims ("Other Party Claims"), including claims against the Farstad Defendants and against attorneys, consultants and a brokerage firm (the "Other Parties") involved in the transactions underlying the claims in the Class Action, seeking recovery of damages and contribution, among other things, from the Other Parties. Some of the Other Parties have asserted counterclaims against us, which we are aggressively defending and believe are without merit. Out of any net recovery from the resolution of any of these claims, which is calculated by deducting our litigation expenses and any counterclaims against us that result in a recovery by Other Parties related to the Other Parties' liability to the Class (but is calculated without deducting any other counterclaims successfully asserted against us by the Other Parties), 50% would be allocated to offset our obligations under the Heins Settlement Note, and the remaining 50% would be allocated to the Heins Settlement Fund as additional settlement funds. We cannot provide any assurance that we will be successful on any of these Other Party Claims or the Other Party counterclaims or, even if successful, on the amount, if any, or the timing of any recovery from any of these claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

          Since October 15, 2002, our Common Stock has traded over-the-counter on the OTC Bulletin Board under the symbol "MTEK". Previously, our Common Stock was listed and traded on the Nasdaq SmallCap Market from June 3, 2002 through October 14, 2002, and before June 3, 2002 our Common Stock was listed and traded on the Nasdaq National Market.

          The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our Common Stock, as reported on the OTC Bulletin Board, as indicated below. Quotations for trades on the OTC Bulletin Board related inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

                                    HIGH    LOW
                                   -----   -----
YEAR ENDED DECEMBER 31, 2004:
First Quarter...................   $3.70   $1.35
Second Quarter..................    4.17    2.45
Third Quarter...................    2.50    1.16
Fourth Quarter .................    2.50    1.65

YEAR ENDED DECEMBER 31, 2003:
First Quarter...................   $0.35   $0.17
Second Quarter..................    0.62    0.20
Third Quarter...................    2.00    0.35
Fourth Quarter..................    2.90    1.25

          On March 7, 2005, the last sale price of our Common Stock as reported on the OTC Bulletin Board was $3.00.

HOLDERS

          As of March 7, 2005, there were 304 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of the beneficial owners, we are unable to precisely determine the total number of stockholders represented by these record holders, but we estimate, based upon available information, that there are at least 3,000 beneficial owners of our Common Stock.

DIVIDENDS

          We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our credit facility limit our ability to pay dividends by prohibiting the payment of dividends by Southern Flow, Metretek Florida or PowerSecure without the consent of the lender. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

EQUITY COMPENSATION PLANS

          Information concerning securities authorized for issuance under our equity compensation plans is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

RECENT SALES OF UNREGISTERED SECURITIES

          All securities sold by us during fiscal 2004 in transactions that were not registered under the Securities Act have been previously reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

ISSUER PURCHASES OF EQUITY SECURITIES

          We did not repurchase any of our equity securities during the fourth quarter of fiscal 2004.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected consolidated financial data has been derived from our audited consolidated financial statements. This information is not necessarily indicative of results of our future operations, and should be read in conjunction with our audited consolidated financial statements and the notes thereto and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                           YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                2004      2003      2002      2001      2000
                                              -------   -------   -------   -------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Total revenues                                $35,177   $36,474   $26,453   $29,326   $ 21,698
Costs and expenses
   Cost of sales and services                  23,897    25,687    17,938    21,322     16,695
   General and administrative                   6,835     6,105     5,710     5,641      5,637
   Selling, marketing and service               2,112     1,601     1,555     1,360      2,269
   Depreciation and amortization (1)              579       515       576     1,418      1,710
   Research and development                       667       627       552       797      9,917
   Interest, finance charges and other            480       285       205       154        137
   Loss on impairment of assets                    --        --        --        --      3,161
   Provision for litigation costs, net             --        --     1,764        --         --
   Nonrecurring charges                            --        --       182        --         --
                                              -------   -------   -------   -------   --------
      Total costs and expenses                 34,570    34,820    28,482    30,692     39,526
                                              -------   -------   -------   -------   --------
Income (loss) from continuing operations
   before minority interest and taxes             607     1,654    (2,029)   (1,366)   (17,828)
Minority interest                                (238)     (207)       --        --        860
Income taxes                                      (48)      (57)      (46)      (35)       (19)
Equity income in unconsolidated affiliate       1,254       469       211        16         59
                                              -------   -------   -------   -------   --------
Income (loss) from continuing operations        1,575     1,859    (1,864)   (1,385)   (16,928)
                                              -------   -------   -------   -------   --------
Discontinued Operations (2):
   Loss on disposal                            (3,356)       --        --        --         --
   Loss from operations                        (1,463)     (980)   (1,518)       --         --
                                              -------   -------   -------   -------   --------
Loss on discontinued operations                (4,819)     (980)   (1,518)       --         --
                                              -------   -------   -------   -------   --------
Net income (loss)                             $(3,244)  $   879   $(3,382)  $(1,385)  $(16,928)
                                              =======   =======   =======   =======   ========
PER SHARE AMOUNTS (3):
Income (loss) from continuing operations:
   Basic                                      $  0.03   $  0.11   $ (0.45)  $ (0.36)  $  (4.13)
                                              =======   =======   =======   =======   ========
   Diluted                                    $  0.03   $  0.11   $ (0.45)  $ (0.36)  $  (4.13)
                                              =======   =======   =======   =======   ========
Net income (loss):
   Basic                                      $ (0.47)  $ (0.06)  $ (0.70)  $ (0.36)  $  (4.13)
                                              =======   =======   =======   =======   ========
   Diluted                                    $ (0.45)  $ (0.06)  $ (0.70)  $ (0.36)  $  (4.13)
                                              =======   =======   =======   =======   ========
Weighted average common shares outstanding:
   Basic                                        9,531     6,043     6,077     6,031      5,412
                                              =======   =======   =======   =======   ========
   Diluted                                     10,036     6,051     6,077     6,031      5,412
                                              =======   =======   =======   =======   ========

                                               DECEMBER 31,
CONSOLIDATED BALANCE         -----------------------------------------------
SHEET DATA:                    2004      2003      2002      2001      2000
--------------------         -------   -------   -------   -------   -------
                                              (IN THOUSANDS)
Cash and cash equivalents    $ 2,951   $ 2,102   $   885   $   696   $   469
Working capital                5,117     5,964     4,097     3,596     4,390
Total assets                  30,211    23,327    19,199    20,294    20,822
Long-term notes payable        6,075     5,227     4,691     1,268     1,930
Redeemable preferred stock               9,422     8,532     7,680     6,903
Total stockholders' equity    12,917     1,169     1,165     5,358     7,277

----------
(1) Depreciation and amortization amounts for fiscal 2001 and 2000 included goodwill amortization of $675,000 and $847,000, respectively. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which required us to discontinue the amortization of goodwill.

(2) During fiscal 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2004 have been reclassified to conform to fiscal 2004 presentation. Such reclassifications had no impact on our net income (loss) or stockholders' equity.

(3) Per share amounts for all periods presented include the effects of preferred stock deemed distributions. Per share amounts for fiscal 2003 include the effects of allocation of earnings to participating preferred stock as required by the provision of EITF 03-06.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2004 ("fiscal 2004"), December 31, 2003 ("fiscal 2003") and December 31, 2002 ("fiscal 2002") and of our consolidated financial condition as of December 31, 2004 and 2003 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

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

     Until recently, Metretek Florida had also provided contract manufacturing services through its MCM subsidiary. These contract manufacturing services were discontinued during fiscal 2004, and the contract manufacturing business and most of its assets were sold in December 2004.

     In addition to these operating subsidiaries, we also own an approximate 26% economic interest in an unconsolidated business, MM 1995-2, through our subsidiary MGT. MGT acquired additional equity interests in MM 1995-2 during the first quarter of 2004, increasing its economic interest in MM 1995-2 from 15% to 26%. As a result of this acquisition, the equity income from MM 1995-2 is becoming a more significant part of our consolidated results, contributing $1,254,000 to our income from continuing operations during fiscal 2004, a substantial increase from $469,000 in fiscal 2003.

     We commenced operations in 1991 as an energy services holding company, owning subsidiaries with businesses designed to exploit service opportunities primarily in the natural gas industry. Since then, our business has evolved and expanded through acquisitions and developments of companies, businesses and product lines that have allowed us to reach not only a broader portion of the energy market, including the electricity market, but also markets outside of the energy field. In recent years, we have focused our efforts on growing our businesses by offering new and enhanced products, services and technologies and by entering new markets, within a framework emphasizing the goal of achieving profitable operations on a sustained basis.

     During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business operated by MCM and to sell or otherwise dispose of all of the related contract manufacturing assets. Contract manufacturing operations had previously been included in our Metretek Florida operating segment. We made our determination to exit the contract manufacturing business as the result of recent unacceptable losses in that business that adversely affected our consolidated financial results as well as industry and market factors and projections of our contract manufacturing operations that were not favorable in the foreseeable future. The discontinuance of contract manufacturing operations is intended to allow Metretek Florida to focus on its telemetry and AMR business lines, including the operations related to its new InvisiConnect(TM) technology.

     In connection with this discontinuance, on December 30, 2004 we completed the sale of our contract manufacturing business and most of the related assets to InstruTech Florida. The assets of the discontinued operations not included in the sale to InstruTech Florida, which consist principally of receivables and inventory, are being liquidated through collections of receivables and through subsequent sales of inventory to others, including InstruTech Florida. The success of this sale depends upon our ability to receive payments from the promissory note issued by InstruTech Florida and repayments from the bridge loan advance in connection with that sale, and our ability to recover the value of our remaining contract manufacturing inventory from sales therof.

     We recorded a loss on discontinued operations of MCM during fiscal 2004 of $4,819,000, including a $3,356,000 loss from the disposal of the contract manufacturing assets. The contract manufacturing assets have been written down to our best estimate of their fair value less costs to sell. The write-down amounts included in the loss from disposal of contract manufacturing business total $2,835,000. The remaining $521,000 loss from disposal of the contract manufacturing business represents accrued severance and shutdown costs.

     Overall during fiscal 2004, our consolidated revenues declined by $1,297,000 compared to fiscal 2003. This decline was principally due to the $4,093,000 decline in revenues at Metretek Florida, which was partially offset by increased revenues at Southern Flow and PowerSecure, as well as an increase in other revenues. Total segment profits were down $1,048,000, due principally to a decline in segment profits at Metretek Florida of $956,000.

     The substantial declines in revenues and segment profitability experienced by Metretek Florida in fiscal 2004, as compared to fiscal 2003, were principally due to the occurrence of two significant but one-time only projects involving sales of field devices in fiscal 2003 with revenues of $4,258,000. Southern Flow's revenues and segment profits showed substantial improvement in fiscal 2004, as compared to fiscal 2003, as a result of generally improved market conditions and strong natural gas wellhead prices. Southern Flow's revenues increased by $954,000 and its segment profits increased by $321,000. PowerSecure's revenues for fiscal 2004 increased by 9%
compared to fiscal 2003. However, PowerSecure segment profit for fiscal 2004 declined slightly compared to fiscal 2003 as the result of increased general, administrative and sales expenses, partially offset by higher gross profit margins.

     During fiscal 2004, we recorded a net loss from discontinued operations of $4,819,000 compared to a net loss from discontinued operations of $980,000 during fiscal 2003. Fiscal 2004 loss from discontinued operations increased over fiscal 2003 primarily as a result of the $3,356,000 charge for the loss on the discontinuance of our contract manufacturing operations discussed above, but also as a result of increasing losses of MCM, which contributed to our decision to discontinue the operations of MCM.

     Also during fiscal 2004, we recorded a deemed distribution on our Series B Preferred Stock of $1,244,000 compared to $890,000 during fiscal 2003. The fiscal 2004 deemed distribution increased over fiscal 2003 due to a $593,000 non-cash inducement to Preferred Stockholders who converted a total of 2,750 shares of Series B Preferred Stock (including accrued and unpaid dividends) in connection with or after the Private Placement discussed below. However, because the Series B Preferred Stock was redeemed pursuant to its terms on December 9, 2004, no further deemed dividend will accrue after such date.

     After the loss from discontinued operations of MCM, the non-cash preferred stock deemed distribution and allocation of undistributed earnings to participating preferred stock, our net loss attributable to common shareholders in fiscal 2004 increased to $4,487,000 as compared to a $339,000 net loss attributable to common shareholders in fiscal 2003. The primary reason for this decrease was the charge for the loss from disposal of MCM, the non-cash deemed dividend inducement to the converting Preferred Stockholders in connection with the Private Placement and the decline in the performance of Metretek Florida.

     During fiscal 2004, we took substantial steps to improve our balance sheet and liquidity. In May 2004, we completed a private placement to institutional and accredited investors of 3,510,548 shares of our Common Stock and warrants to purchase 702,109 shares of our Common Stock, raising gross proceeds of $10,883,000 (the "Private Placement"). We received net cash proceeds of $9,829,000 from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement were used principally to meet our December 2004 mandatory redemption obligations related to our Series B Preferred Stock, with the remainder being used for other business commitments and initiatives.

     In addition, certain holders of our outstanding shares of Series B Preferred Stock converted a total of 2,750 shares of Preferred Stock, including accrued and unpaid dividends thereon. As a result of the conversion of these shares of Series B Preferred Stock, our maximum aggregate redemption obligation at December 9, 2004 was reduced from $10.3 million to approximately $6.2 million, and the deemed distribution on the Series B Preferred Stock was reduced for future periods as a result of the reduction in the number of shares of Series B Preferred Stock outstanding. See "--Liquidity and Capital Resources" below in this Item for further discussion concerning the Private Placement and the conversion of Series B Preferred Stock.

     Also, during fiscal 2004, we acquired additional equity interests in our unconsolidated affiliate MM 1995-2 at a purchase price of $956,000. We financed the acquisition of the additional equity interests through a $961,000 term loan from a commercial bank to a newly formed majority owned subsidiary, Conquest Acquisition, of which we guaranteed $625,000. The additional equity interests in MM 1995-2 contributed significantly to the increase in our equity income during fiscal 2004. We expect cash distributions from MM 1995-2 to Conquest Acquisition will be sufficient to fund the monthly payments on the term loan, as well as provide cash for other business commitments and initiatives.

     The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our total redemption obligation was approximately $6.2 million, of which $5.3 million had been paid through December 31, 2004 and the remainder will be paid as we receive the requisite certificates and documentation.

     Another important factor in our liquidity relates to the settlement of the Class Action lawsuit. On June 11, 2004, the Denver Court granted final approval of the Heins Settlement, which became effective on July 26, 2004. Under the Heins Settlement, we commenced payments on a four-year $3 million promissory note on June 30, 2004. See "--Liquidity and Capital Resources" below in this Item.

     Our Credit Facility between Wells Fargo and Metretek Florida was amended during both the third and fourth quarters of 2004 to establish less restrictive financial covenants for the remainder of fiscal 2004 and to establish financial covenants for 2005 reflecting Metretek Florida's projected financial results and condition resulting from its operations without the discontinued contract manufacturing business

CRITICAL ACCOUNTING POLICIES

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

     -    deferred tax valuation allowance; and

     -    costs of exit or disposal activities and similar nonrecurring charges.

     Further information about our significant accounting polices is included in note 1 of the notes to our consolidated financial statements contained elsewhere in this Report.

     Revenue Recognition. We recognize product revenue, in accordance with the SEC's Staff Accounting Bulletin No. 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. Virtually all product sales are to end users of the product, who are responsible for payment for the product. In limited circumstances, sales representatives or resellers may purchase our products for resale to end users. In such circumstances, the reseller is responsible for payment to us regardless of whether the reseller collects payment from the end user.

     For our distributed generation turn-key projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.

     Service revenue includes chart services, field services, laboratory analysis, allocation and royalty services, professional engineering, installation services, monitoring and maintenance services, training, and consultation services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

     Revenues on PowerSecure's shared savings distributed generation projects are recognized as the energy savings are realized by the customer at their site.

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

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, customer concentrations, current economic trends, and changes in our customer payment patterns when we evaluate the adequacy of our allowances for doubtful accounts. We estimate the collectibility of our accounts receivable and establish necessary reserves on an account-by-account basis. In addition, we also provide for a general reserve for all accounts receivable. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     Warranty Reserve. We provide a standard one-year warranty for hardware product sales and distributed generation equipment. In addition, we offer extended warranty terms on our distributed generation turn-key projects as well as certain hardware products. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and development of methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation market is limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required.

     Valuation of Goodwill and Other Intangible Assets. In assessing the recoverability of goodwill and other intangible assets, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit's fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceeds its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2004. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2004.

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

     Costs of Exit or Disposal Activities and Similar Nonrecurring Charges. We record a liability for costs associated with exit or disposal activities equal to the fair value of the liability when the liability is incurred. Such costs associated with a discontinued operation are reported in results of discontinued operations. Costs of an exit or disposal activity that do not involve a discontinued operation are included in income (loss) from continuing operations before income taxes in our consolidated statement of operations.

RESULTS OF OPERATIONS

     The following table sets forth information related to our primary business segments and is intended to assist in understanding our results of operations for the periods presented. During the third quarter of 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following table excludes revenues and costs and expenses of the discontinued MCM operations.

                           YEARS ENDED DECEMBER 31,
                         ---------------------------
                           2004      2003      2002
                         -------   -------   -------
                           (ALL AMOUNTS REPORTED IN
                                  THOUSANDS)
REVENUES:
   Southern Flow         $12,759   $11,805   $12,288
   PowerSecure            18,630    17,122     8,228
   Metretek Florida        3,312     7,405     5,886
   Other                     476       142        51
                         -------   -------   -------
      Total              $35,177   $36,474   $26,453
                         =======   =======   =======

GROSS PROFIT:
   Southern Flow         $ 3,393   $ 2,993   $ 3,308
   PowerSecure             5,707     4,902     1,944
   Metretek Florida        1,704     2,751     3,212
                         -------   -------   -------
      Total              $10,804   $10,646   $ 8,464
                         =======   =======   =======

SEGMENT PROFIT (LOSS):
   Southern Flow         $ 1,940   $ 1,619   $ 1,954
   PowerSecure             1,342     1,574      (388)
   Metretek Florida         (247)      709       474
   Other                  (2,428)   (2,247)   (4,070)
                         -------   -------   -------
      Total              $   607   $ 1,655   $(2,030)
                         =======   =======   =======

     We have three reportable segments. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Our reportable business segments are natural gas measurement services, distributed generation and automated energy data management.

     The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow's services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.

     The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2004, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure.

     The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect(TM), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its contract manufacturing operations. During fiscal 2004, we discontinued that contract manufacturing business.

          We evaluate the performance of our operating segments based on operating income (loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, fees earned from managing our unconsolidated affiliate, results of insignificant operations, and income and expense including non-recurring charges not allocated to its operating segments. Intersegment sales are not significant.

          During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business of MCM and all of its manufacturing assets were sold in December 2004. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following discussion regarding revenues and costs and expenses for fiscal 2004 compared to fiscal 2003 and fiscal 2003 compared to fiscal 2002 excludes revenues and costs and expenses of the discontinued MCM operations.

          FISCAL 2004 COMPARED TO FISCAL 2003

          Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for fiscal 2004 decreased $1,297,000, or 4%, compared to fiscal 2003. The decrease in our consolidated revenues was due a decrease in revenues by Metretek Florida, which was partially offset by increases in revenues by Southern Flow and by PowerSecure as well as an increase in fee income from managing the operations of MM 1995-2.

          Metretek Florida's revenues decreased $4,093,000, or 55%, during fiscal 2004 compared to fiscal 2003, consisting of a decrease in Metretek Florida's domestic sales of field devices, data collection software products, and communications solutions products. The decrease in Metretek Florida's sales of field devices, data collection software products and communications solutions products was due to significant revenues generated from two large projects in fiscal 2003, which resulted in the recognition of approximately $4,258,000 in sales, for which there were no comparable projects in fiscal 2004. As discussed below in this Item under "--Quarterly Fluctuations", Metretek Florida's revenues depend upon the volume and timing of customer orders and payments and the date of product delivery. The timing of large individual sales is difficult for us to predict, and customers from time to time defer or cancel purchase orders. Accordingly, Metretek Florida's revenues are expected to continue to fluctuate significantly in the future.

          Southern Flow's revenues increased $954,000, or 8%, during fiscal 2004, as compared to fiscal 2003. The increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices.

          PowerSecure's revenues increased $1,508,000, or 9%, during fiscal 2004 compared to fiscal 2003. The increase in PowerSecure's revenues during fiscal 2004 compared to fiscal 2003 was due to an increase of $977,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services, and an increase of $531,000 distributed generation turn-key system project sales and services. The increase in PowerSecure's overall distributed generation turn-key project sales and services was attributable to a 138% increase in the total number of projects, although the average project size decreased by 57%, resulting from a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure's QuickPower system. As PowerSecure has increased the marketing of its systems and expanded the scope of its offerings and of its geographic marketing, it has experienced a major increase in the number of projects. However, many of the systems it sold in fiscal 2004 were systems where the customer acquired or leased its own generator, the single biggest component in a complete distributed generation system, from another source. In addition, the average size of complete turn-key distributed generation projects was smaller in fiscal 2004 than in fiscal 2004, attributable to fewer very large projects. There is no assurance, however, that these recent trends in the number or size of PowerSecure projects will continue in fiscal 2005 or thereafter, due to quarterly and annual fluctuations, as discussed below under "--Quarterly Fluctuations". PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

          Other revenues increased $334,000 during fiscal 2004, as compared to fiscal 2003. This increase was comprised principally of an increase in fee revenues earned from managing MM 1995-2, which operates four water processing and deep injection facilities in northeastern Colorado. The increase in fee revenues was due to higher levels of natural gas production activity in its operating area.

          Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                                YEAR-OVER-YEAR
                                      YEAR ENDED DECEMBER 31,     DIFFERENCE
                                      -----------------------   --------------
                                           2004      2003           $       %
                                         -------   -------       -------   ---
COSTS AND EXPENSES:                        (IN THOUSANDS)
Costs of Sales and Services
   Southern Flow                         $ 9,365   $ 8,812       $   553     6%
   PowerSecure                            12,924    12,220           704     6%
   Metretek Florida                        1,608     4,654        (3,046)  -65%
                                         -------   -------       -------
      Total                               23,897    25,686        (1,789)   -7%

General and administrative                 6,835     6,105           730    12%
Selling, marketing and service             2,112     1,601           511    32%
Depreciation and amortization                579       515            64    12%
Reserarch and development                    667       627            40     6%
Interest, finance charges and other          480       285           195    68%
Income taxes                                  48        57            (9)  -16%

          Costs of sales and services include materials, personnel and related overhead costs incurred to purchase, assemble and install products and provide services. The overall 7% decrease in cost of sales and services for fiscal 2004, compared to fiscal 2003, was attributable entirely to decreased activity at Metretek Florida.

          The 6% increase in Southern Flow's costs of sales and services in fiscal 2004 reflected the 8% increase in its revenues. Southern Flow's gross profit margin increased to 26.6% for fiscal 2004, compared to 25.4% during fiscal 2003, reflecting generally improved market conditions.

          The 6% increase in PowerSecure's costs of sales and services in fiscal 2004 over fiscal 2003 was a combined result of the 9% increase in PowerSecure's revenues, cost efficiencies in project installation and construction, and a higher percentage of revenues from smaller but higher margin projects and service related revenues. As a result, PowerSecure's gross profit margin increased to 30.6% during fiscal 2004, as compared to 28.6% during fiscal 2003.

          The 65% decrease in Metretek Florida's costs of sales and services in fiscal 2004 was a direct result of the 55% decrease in Metretek Florida's revenues. Metretek Florida's gross profit margin increased to 51.4% for fiscal 2004, compared to 37.1% for fiscal 2003. The primary cause of this increase in Metretek Florida's gross profit margin was a change in the mix of products sold, due to a significant decrease in lower margin sales of OEM products to a single customer in fiscal 2003 for which there were no comparable sales during fiscal 2004.

          General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 12% increase in general and administrative expenses in fiscal 2004, as compared to fiscal 2003, was primarily due to increases in corporate costs and increases in overhead costs associated with the development and growth of PowerSecure's business necessitating an expansion of PowerSecure's workforce. The increase in corporate costs included additional personnel costs, director expenses, insurance costs, and professional expenses associated with our investor awareness program and costs incurred in connection with analyzing and documenting our internal accounting control systems as required by the Sarbanes-Oxley Act of 2002. These general and administrative expense increases were partially offset by a reduction in legal expenses associated with the Class Action lawsuit during fiscal 2004 compared to fiscal 2003.

          Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 32% increase in selling, marketing and service expenses in fiscal 2004, as compared to fiscal 2003, was due entirely to increased personnel, commission costs and business development expenses associated with the development and expansion of the business of PowerSecure during fiscal 2004.

          Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 12% increase in depreciation and amortization expenses in fiscal 2004, as compared to fiscal 2003, primarily reflects an increase in depreciable equipment at PowerSecure, including depreciation of two shared savings projects placed in service during 2004, as well as amortization of the premium paid for our additional investment in MM 1995-2 in early 2004.

          Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 6% increase in research and development expenses in fiscal 2004, as compared to fiscal 2003, primarily reflects additional personnel and associated costs at Metretek Florida that were specifically directed toward further development of our new InvisiConnect(TM) suite of M2M products.

          Interest, finance charges and other expenses include interest and finance charges on our Credit Facility as well as other non-operating expenses. The 68% increase in interest, finance charges and other expenses in fiscal 2004, as compared to fiscal 2003, reflects interest on the $3 million Heins Settlement Note under which we commenced payments on June 30, 2004, additional bank finance charges and interest on borrowings related to PowerSecure's line of credit, which commenced in September 2003, as well as additional interest costs related to two PowerSecure shared savings project loans and the term loan used to finance our additional equity interest in our unconsolidated affiliate, all of which commenced in fiscal 2004.

          Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The 16% decrease in income taxes in fiscal 2004, as compared to fiscal 2003, was entirely due to reduced state income tax expense accrued by Southern Flow in Louisiana, Oklahoma, Alabama, and Mississippi.

          FISCAL 2003 COMPARED TO FISCAL 2002

          Revenue. Our consolidated revenues for fiscal 2003 increased by more than $10 million, or 38%, over our consolidated revenues for fiscal 2002 to $36.5 million. This increase resulted from the significant increases in revenues by PowerSecure and by Metretek Florida, although it was partially offset by a slight decrease in revenues by Southern Flow.

          The 108% increase in PowerSecure's revenues during fiscal 2003 was due to a significant increase in the number of PowerSecure's completed and in-process projects. The number of projects that PowerSecure completed or had in process during fiscal 2003 increased by 110% over the number of projects it completed or had in process during fiscal 2002. PowerSecure's average revenue per project for completed and in-process projects was essentially unchanged during fiscal 2003 compared to fiscal 2002, although the size of the projects varied significantly. PowerSecure's fiscal 2003 revenues also included $288,000 of service related revenues, as compared to $350,000 during fiscal 2002. As discussed below under "Quarterly Fluctuations", PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

          The 26% increase in Metretek Florida's revenues in fiscal 2003 compared to fiscal 2002 was due to an increase of $2,798,000 in sales of field devices, data collection software products, and communications solutions products. The increase in sales of field devices, data collection software products, and communications solutions products was attributable primarily to shipments on a significant order from Public Service Electric and Gas ("PSE&G") of New Jersey. As discussed below in this Item under "--Quarterly Fluctuations", Metretek Florida's revenues depend upon the volume and timing of customer orders and payments and the date of product delivery. The timing of large individual sales, such as the sale of Metretek Florida products to PSE&G, is difficult for us to predict, and customers from time to time defer or cancel purchase orders. Accordingly, Metretek Florida's revenues are expected to continue to fluctuate significantly in the future.

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

          Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                                YEAR-OVER-YEAR
                                      YEAR ENDED DECEMBER 31,     DIFFERENCE
                                      -----------------------   --------------
                                           2003      2002          $        %
                                         -------   -------      -------   ----
COSTS AND EXPENSES:                        (IN THOUSANDS)
Costs of Sales and Services
   Southern Flow                         $ 8,812   $ 8,980      $  (168)    -2%
   PowerSecure                            12,220     6,284        5,936     94%
   Metretek Florida                        4,654     2,674        1,980     74%
                                         -------   -------      -------
      Total                               25,686    17,938        7,748     43%
General and administrative                 6,105     5,710          395      7%
Selling, marketing and service             1,601     1,555           46      3%
Depreciation and amortization                515       576          (61)   -11%
Reserarch and development                    627       552           75     14%
Interest, finance charges and other          285       205           80     39%
Provision for litigation costs, net           --     1,764       (1,764)  -100%
Nonrecurring charges                          --       183         (183)  -100%
Income taxes                                  57        46           11     24%

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

          The 74% increase in Metretek Florida's costs of sales and services in fiscal 2003 was likewise a direct result of the 26% increase in Metretek Florida's revenues. Metretek Florida's overall gross profit margin decreased to 37.1% for fiscal 2003, compared to 54.6% for fiscal 2002. The primary cause of this decrease in Metretek Florida's gross profit margin was a change in the mix of products sold, represented by a significant increase in lower margin sales of OEM products to a single customer in fiscal 2003 compared to fiscal 2002.

          The 7% increase in general and administrative expenses in fiscal 2003, as compared to fiscal 2002, was primarily due to the substantial increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business necessitating an expansion of PowerSecure's workforce. In addition, fiscal 2003 general and administrative expenses also increased as the result of smaller increases in personnel and related overhead costs at the parent level and at Southern Flow during fiscal 2003 attributable to increases in professional fees, salaries and wages.

          The 3% increase in selling, marketing and service expenses in fiscal 2003, as compared to fiscal 2002, was due to increased personnel, commission costs, and business development expenses associated with the development and growth of the business of PowerSecure during fiscal 2003, which increase was partially offset by reduced personnel and marketing costs at Metretek Florida.

          The 11% decrease in depreciation and amortization expenses in fiscal 2003, as compared to fiscal 2002, primarily reflects reductions at Metretek Florida partially offset by additional depreciation expense at PowerSecure due to the acquisition of additional depreciable equipment during fiscal 2003 and late in fiscal 2002.

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

          Nonrecurring charges of $183,000 for fiscal 2002 reflected the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid to former Metretek Florida management personnel. There were no nonrecurring charges in fiscal 2003.

          Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The 24% increase in income taxes in fiscal 2003, as compared to fiscal 2002, was entirely due to increases in state income taxes incurred by Southern Flow in Louisiana, Oklahoma, Alabama and Mississippi.

QUARTERLY FLUCTUATIONS

          Our revenues, expenses, margins, net income and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:

     - the size, timing and terms of sales and orders, including customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

     - our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

     - our ability to implement our business plans and strategies and the timing of such implementation;

     - the timing, pricing and market acceptance of our new products and services such as Metretek Florida's new M2M offerings;

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

          Over PowerSecure's four year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through December 31, 2004, the vast majority of PowerSecure's revenues constituted non-recurring revenues.

          Metretek Florida has historically derived most of its revenues from sales of its products and services to the utility industry. Metretek Florida has experienced variability in its operating results on both an annual and a quarterly basis due primarily to utility purchasing patterns and delays of purchasing decisions as a result of mergers and acquisitions in the utility industry and changes or potential changes to the federal and state regulatory frameworks within which the utility industry operates. The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. In addition, Metretek Florida has only a limited operating history with its new M2M and telemetry business, and its operating results in this new business may fluctuate significantly as it develops this business.

          Due to all of these factors and the other risks discussed below in this Item under "--Additional Factors That May Affect Our Business and Our Future Results", quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

LIQUIDITY AND CAPITAL RESOURCES

          Capital Requirements. We require capital primarily to finance our:

               -    operations;

               -    inventory;

               -    accounts receivable;

               -    research and development efforts;

               - property and equipment acquisitions, including investments in shared savings projects;

               -    software development;

               -    debt service requirements;

               -    liabilities of our discontinued MCM operations; and

               - business and technology acquisitions and other growth transactions.

          In addition, pursuant to the terms of our Series B Preferred Stock, we were required to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004. See "--Preferred Stock Redemption" below.

          Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. As of December 31, 2004, we had working capital of $5,117,000, including $2,951,000 in cash and cash equivalents, compared to working capital of $5,964,000 on December 31, 2003, which included $2,102,000 in cash and cash equivalents.

          Net cash used in operating activities was $1,869,000 in fiscal 2004, consisting of approximately $2,012,000 of cash provided by continuing operations, before changes in assets and liabilities, approximately $2,439,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $1,442,000 of cash used by discontinued operations of MCM. This compares to net cash provided by operating activities of $529,000 in fiscal 2003, consisting of approximately $2,473,000 of cash provided by continuing operations, before changes in assets and liabilities, approximately $1,140,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $804,000 of cash used by discontinued operations of MCM.

          Net cash used in investing activities was $3,308,000 in fiscal 2004, as compared to net cash used in investing activities of $295,000 in fiscal 2003. During fiscal 2004, we purchased additional equity interests in our unconsolidated affiliate for $956,000 and used $2,230,000 to purchase equipment items, including $1,777,000 used to purchase equipment for three shared savings distributed generation projects. Net cash used in investing activities during fiscal 2003 was attributable to the purchase of equipment at PowerSecure and Southern Flow.

          Net cash provided by financing activities was $6,027,000 in fiscal 2004, compared to net cash provided by financing activities of $983,000 in fiscal 2003. The majority of the net cash provided by financing activities in fiscal 2004 was attributable to $9,829,000 net proceeds from a Private Placement of our Common Stock in May 2004, $1,213,000 proceeds from two loans to fund the purchase of equipment for two shared savings distributed generations facilities, $961,000 proceeds from a bank term loan used to finance the acquisition of the additional equity interests in our unconsolidated affiliate, and $411,000 proceeds from stock option exercises. These cash proceeds were partially offset by $5,345,000 cash payments to redeem our Series B Preferred Stock, and $1,062,000 payments on long-term notes payable and capital lease obligations. The net cash provided by financing activities in fiscal 2003 represented net borrowings on our line of credit and proceeds from an equipment loan which were partially offset by payments on our equipment loans and payments on capital lease obligations.

          Our research and development expenses totaled $667,000 during fiscal 2004, compared to $627,000 during fiscal 2003. Virtually all of our fiscal 2004 research and development expenses were directed toward the enhancement of Metretek Florida's business, including the development of its M2M communications products. During fiscal 2005, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2004 will total approximately $410,000, virtually all of which will be directed to Metretek Florida's business.

          Our capital expenditures during fiscal 2004 were approximately $2,277,000, including $1,777,000 of capital expenditures for three PowerSecure shared savings distributed generation projects. In fiscal 2003, our capital expenditures were approximately $296,000. We anticipate capital expenditures in fiscal 2005 of approximately $4.4 million, including $4.0 million of capital invested in shared savings distributed generation projects. The remaining $400,000 in capital expenditures will benefit all of our key subsidiaries. We also acquired approximately $526,000 of equipment through capital leases in fiscal 2004, primarily for manufacturing equipment for MCM. PowerSecure's shared savings projects are anticipated to be funded primarily through long-term financing arrangements provided through PowerSecure's major suppliers. However, we cannot provide any assurance that those financing arrangements will be sufficient to allow PowerSecure to meet our objectives for its growth and development without internal funding or will be on favorable terms.

          Project Loans. Financing in the amount of $1,213,000 for two PowerSecure shared savings projects in fiscal 2004 has been provided through Caterpillar Financial Services Corporation ("Caterpillar"). The project loans are secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at a rate of 6.75%) in the aggregate amount of approximately $24,000 per month. We expect that monthly payments on the project loans will be funded through payments from customers utilizing the distributed generation equipment on their sites.

          Working Capital Credit Facility. We have a $3,260,000 credit facility ("Credit Facility") with Wells Fargo Business Credit, Inc. ("Wells Fargo") that matures in September 2006. The Credit Facility restricts our ability to sell or finance our subsidiaries, without Wells Fargo's consent. The Credit Facility consists of separate credit agreements between Wells Fargo, as lender, and each of Southern Flow, Metretek Florida and PowerSecure, as borrowers. At December 31, 2004, we had an aggregate borrowing base of $3,260,000 under the Credit Facility, of which $2,621,000 had been borrowed, leaving $639,000 available to borrow. We expect to continue to utilize at least $2 million of available borrowings under the Credit Facility during fiscal 2005, and may at times borrow the maximum amount available depending on our cash requirements.

          The Credit Facility contains minimum interest charges and unused credit line and termination fees. The obligations of each of the borrowers have been guaranteed by Metretek Technologies and the other borrowers. These guarantees have been secured by guaranty agreements and security agreements entered into by the guarantors. The security agreements grant to Wells Fargo a first priority security interest in virtually all of the assets of each of the guarantors. The Credit Facility is further secured by a first priority security interest in virtually all of the assets of each borrower. The Credit Facility, which constitutes our primary credit agreement, is used primarily to fund the operations and growth of our subsidiaries, especially PowerSecure.

          Each credit agreement contains standard affirmative and negative covenants by the borrower, including financial covenants such as minimum net income and minimum tangible net worth and other standard covenants related to operations, including limitations on future indebtedness and the payment of dividends, the sale of assets and other corporate transactions, without Wells Fargo's consent. A failure to comply with these covenants could entitle Wells Fargo to accelerate the underlying obligations.

          On several occasions during fiscal 2004, Metretek Florida was in violation of certain financial covenants in its credit agreement, due primarily to the financial results of the contract manufacturing business that has been discontinued, and in each case it received a waiver of compliance from Wells Fargo. The credit agreement between Wells Fargo and Metretek Florida was amended in December 2004 to provide less restrictive financial covenants applicable to certain financial results of Metretek Florida during fiscal 2004, and to establish financial covenants applicable to Metretek Florida during fiscal 2005 and beyond. Also in December 2004, as a condition to receiving a waiver of a default and to amending the Metretek Florida credit, we utilized proceeds from a $1,000,000 certificate of deposit, in which we had previously granted to Wells Fargo a security interest, to reduce the outstanding balance of borrowings on the Metretek Florida credit agreement.

          Preferred Stock Redemption. The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our total redemption obligation was approximately $6.2 million, of which a total of $5,345,000 had been paid through December 31, 2004.

          Term Loan. During the first quarter of 2004, we formed Conquest Acquisition as a majority-owned subsidiary for the purpose of acquiring $956,000 of additional equity interests in our unconsolidated affiliate, MM 1995-2. Financing of the acquired equity interests was provided by a term loan from a commercial bank. The term loan is secured by our interests in MM 1995-2, and we provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. We expect that monthly payments on the term loan will be funded through cash distributions from MM 1995-2.

          Heins Settlement. On June 11, 2004, the Denver Court granted final approval of the Heins Settlement, which became effective on July 26, 2004. The Heins Settlement fully resolved all claims by the Class Action Plaintiff against us and the other Metretek Defendants in the Heins Class Action. The Heins Settlement includes payment of $2,375,000 from the proceeds of our directors' and officers' insurance policy. During fiscal 2004, as part of the Heins Settlement, we paid $375,000 and we also issued the Heins Settlement Note in the amount of $3.0 million and commenced payments thereunder on June 30, 2004. The Heins Settlement Note bears interest at the rate of prime plus three percent, is payable in 16 quarterly installments of $187,500 principal plus accrued interest each, and is guaranteed by the 1997 Trust and of our subsidiaries. This litigation and the Heins Settlement are more fully discussed, and the capitalized terms used in this paragraph are defined, in "Item 3. Legal Proceedings" and in the notes to our consolidated financial statements. The loss resulting from the amount due on the Heins Settlement, other than interest on the Heins Settlement Note, was recorded in fiscal 2002.

          Sale and Discontinuance of Contract Manufacturing Business. During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business of Metretek Florida, operated by MCM, and to sell all of its contract manufacturing assets. On December 30, 2004, Metretek Florida and MCM sold their contract manufacturing business and related assets to InstruTech Florida.

          In connection with this sale, InstruTech Florida issued to Metretek Florida a promissory note in the amount of $780,000. The promissory note, which bears interest at the annual rate of 4.75%, is payable by InstruTech Florida in an amount equal to and solely out of 50% of the net cash flow of InstruTech Florida. If at least 30% of the note is not repaid prior to December 31, 2007, then we have agreed with InstruTech Florida to negotiate in good faith whether to extend the term of the note or whether to declare a default and cause InstruTech Florida to return the purchased equipment to us. In addition, in connection with the sale to InstruTech Florida, we agreed to provide working capital in an amount of up to $150,000 in the form of a bridge loan to InstruTech Florida for a period of six months ending June 30, 2005. Any amounts advanced under the bridge loan are to be repaid in amounts equal to and solely out of 75% of the monthly positive cash flow from the operations of InstruTech Florida. InstruTech Florida has also agreed to purchase Metretek Florida's remaining contract manufacturing inventory, which was $368,000 (net of reserves) as of December 31, 2004, on an as needed basis at fair value. The sale agreement may be terminated at any time prior to March 31, 2005 by mutual agreement of us and InstruTech Florida, by InstruTech Florida if it determines that customer purchase orders and commitments are below a commercially viable level, or if we determine that InstruTech Florida has no reasonable chance to be commercially successful or generate positive cash flow within the succeeding 6 to 12 month period.

          The assets of the discontinued operations not included in the sale to InstruTech Florida, which consist principally of receivables and inventory, are being liquidated through collections of receivables and through subsequent sales of inventory to contract manufacturers, including InstruTech Florida. We cannot provide any assurance of the amounts that we will be paid under the promissory note or the bridge loan or that we will recover from sales of inventory and recovery of accounts receivable.

          Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. We are obligated to make future payments under the Credit Facility and other loans. In addition, we have obligations related to our discontinued MCM operations. Finally, we are required to make certain payments under the terms of the Heins Settlement Note, which payments commenced June 30, 2004. The following table sets forth our contractual obligations and commercial commitments as of December 31, 2004:

                                                    PAYMENTS DUE BY PERIOD (1)
                                 ----------------------------------------------------------------
                                                LESS THAN                               MORE THAN
                                    TOTAL        1 YEAR     1 - 3 YEARS   4 - 5 YEARS    5 YEARS
                                 -----------   ----------   -----------   -----------   ---------
CONTRACTUAL OBLIGATIONS
   Credit Facility (2)           $ 2,621,000   $       --    $2,621,000    $       --      $--
   Capital Lease Obligations          11,000        4,000         7,000            --       --
   Operating Leases                1,830,000      554,000       849,000       427,000       --
   Series B Preferred Stock          894,000      894,000            --            --       --
   Heins Settlement                2,438,000      750,000     1,500,000       188,000       --
   Term Loan                         824,000      188,000       404,000       232,000       --
   Project Loans                   1,120,000      217,000       481,000       422,000       --
   Discontinued operations (3)       844,000      466,000       311,000        67,000       --
   Other Long-Term
      Obligations                    244,000       16,000       228,000            --       --
                                 -----------   ----------    ----------    ----------      ---
         Total                   $10,826,000   $3,089,000    $6,401,000    $1,336,000      $ 0
                                 ===========   ==========    ==========    ==========      ===

----------
(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of December 31, 2004, not projected borrowings under the Credit Facility.

(3) Represents accrued termination and shutdown costs of our discontinued MCM operations.

          Off-Balance Sheet Arrangements. During fiscal 2004, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

          Liquidity. Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments, other than the development of the shared savings business of PowerSecure. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See "--Additional Factors That May Affect Our Business and Future Results" below in this Item. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these expected sources of liquidity will be sufficient or will be available when needed.

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

     - We may recover less than the full amounts owed to us under the promissory note and the bridge loan to InstruTech Florida or less than the full value of our contract manufacturing inventory of which we are disposing or less than the outstanding amounts of our accounts receivable from collections, reducing our expected cash flow therefrom.

     - We expect that the costs of financing the continuing and anticipated development and growth of PowerSecure, including the equipment, labor and other capital costs of significant turn-key projects that arise from time to time depending on backlog and customer requirements, will, and that similar costs that would be associated with developing any future distributed generation systems for its shared savings business package, would, require us to raise significant additional funds, beyond our current capital resources.

     - As our businesses grow, especially PowerSecure, our cash flow may fluctuate due to the timing of receipts from sales of products and services and the completion of projects, and despite increasing sales we could experience temporary shortages in liquidity as our cash flow is tied up in equipment and supplies, in accounts receivable and awaiting project completion.

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

          We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. However, our ability to obtain additional capital or replace or improve our credit facilities when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lender. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to those parties who must consent to the financing. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we currently have no variable interest entities, the adoption of FIN 46 did not have any effect on our consolidated financial position or results of operations.

     In April 2003, the FASB issued Financial Accounting Standards ("FAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any effect on our consolidated financial position or results of operations.

     In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 became effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have any effect on our consolidated financial position or results of operations.

     In November 2004, the FASB issued FAS No. 151, "Inventory Costs, an amendment of ARB No 43, Chapter 4" ("FAS 151"). FAS 151 amends the guidance in Chapter 4, "Inventory Pricing," of Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. FAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. FAS 151 is effective for fiscal years beginning after June 15, 2005, and we will adopt FAS 151 for fiscal 2006. We are currently evaluating impact, if any, that FAS 151 will have on our consolidated financial position or results of operations.

     In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123(R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods beginning after June 15, 2005, which for us will be the third quarter of fiscal 2005. We are currently evaluating the effect of adopting FAS 123(R) on our financial position and results of operations, and we have not yet determined whether the adoption of FAS 123(R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS 123.

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

     WE HAVE A HISTORY OF LOSSES, AND WE MAY NEVER BECOME PROFITABLE

     We have incurred net losses in each prior year of our operations since our inception, including a net loss attributable to common shareholders of approximately $4,487,000 in fiscal 2004. As of December 31, 2004, we had an accumulated deficit of approximately $58.5 million. We may never achieve profitability, and even if we do we may not be able to sustain or increase that profitability on a quarterly or annual basis in the future. There is no guarantee that our future revenues will grow significantly, if at all. Moreover, while we will no longer continue to accrue the preferred stock deemed distribution in future fiscal years, we may continue to incur expenses in excess of revenues, including significant costs in developing and expanding the distributed generation business of PowerSecure and the M2M business of Metretek Florida. If our future revenues do not meet our expectations, or if our operating expenses exceed what we anticipate or cannot be reduced below our revenues, our business, financial condition and results of operations will be materially and adversely affected.

     WE MAY REQUIRE A SUBSTANTIAL AMOUNT OF ADDITIONAL FUNDS TO FUND OUR CAPITAL REQUIREMENTS AND TO FINANCE THE GROWTH OF OUR BUSINESS, BUT WE MAY NOT BE ABLE TO RAISE A SUFFICIENT AMOUNT OF FUNDS TO DO SO ON TERMS FAVORABLE TO US AND OUR STOCKHOLDERS OR AT ALL

     We may need to obtain additional capital to fund our capital obligations and to finance the development and expansion of our businesses. For example, we will need substantial additional capital to expand the shared savings business of PowerSecure, in order to fund our acquisition of capital equipment for distributed generation systems to be owned by PowerSecure, and to finance the development of Metretek Florida's M2M business. Further, under the Heins Stipulation we are required to make payments on the Heins Settlement Note in the annual amount of $750,000 plus interest through June 30, 2008. In addition, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will probably depend on or ability to raise additional capital, as of the date of this Report, we have not entered into any agreement committing us to any such acquisition. Moreover, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. We cannot provide any assurance that we will be able to raise additional capital or replace our current credit facilities when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.

     Our current credit arrangement is the $3,260,000 Credit Facility, which is currently set to mature in September 2006. Our ability to borrow funds under the Credit Facility is limited to our loan availability based upon certain assets of our subsidiaries. As of December 31, 2004, we had an aggregate loan availability under the Credit Facility of $3,260,000, of which $2,621,000 had been borrowed, leaving $639,000 available for future use. The amount of our loan availability, as well as the amount borrowed under the Credit Facility, will change in the future depending on our asset base, our liquidity and our capital requirements.

     Our current Credit Facility has a number of financial covenants that our subsidiaries must satisfy. Our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance. If any of our borrowing subsidiaries is unable to fully satisfy the financial covenants of the Credit Facility, it will breach the terms of the Credit Facility. We have secured our obligations under the Credit Facility by pledging substantially all of our assets as collateral. Additionally, our subsidiaries have guaranteed the repayment of our obligations under the Credit Facility. Any breach of these covenants, or any other event or circumstance that Wells Fargo deems impairs our ability to fulfill our obligations under the Credit Agreement, could result in a default under the Credit Facility and an acceleration of payment of all outstanding debt owed, which would materially and adversely affect our financial condition.

     We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the Metretek Technologies level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including general market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, raising capital could require the consent of our lender. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our lender, if its consent is required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

     IF IN THE FUTURE WE BECOME SUBJECT TO LAWSUITS, AND IF ANY OF THOSE LAWSUITS ARE SUCCESSFULLY PROSECUTED AGAINST US, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED

     During fiscal 2004, we settled the Class Action lawsuit against us. However, from time to time we may become involved in other disputes and legal actions that arise in the ordinary course of business. We cannot provide any assurance that any such future litigation and claims against us could not materially and adversely affect our business, financial condition and results of operation.

     OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PROJECT AND HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND FLUCTUATIONS IN THE FUTURE MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

     Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and any of which may cause the trading price of our Common Stock to fluctuate. See "-- Quarterly Fluctuations" above in this Item. Because we have little or no control over many of these factors, our future operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

     Due to these factors and the other risks discussed in this Report, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. It is possible that in some future periods our results of operations may fall below the expectations of public market analysts and investors, causing the trading price of our Common Stock to decline.

     BECAUSE SOME OF OUR BUSINESS AND PRODUCT OFFERINGS HAVE LIMITED HISTORIES AND THEIR BUSINESS STRATEGIES ARE STILL BEING DEVELOPED AND ARE UNPROVEN, LIMITED INFORMATION IS AVAILABLE TO EVALUATE THEIR FUTURE PROSPECTS

     Our business strategy includes the development and expansion of new businesses and product lines from time to time, including PowerSecure's shared savings programs and Metretek Florida's telemetry business. Our plans and strategies with respect to these new businesses are often based on unproven models and must be developed and modified. Our future success depends in large part upon our ability to develop these new businesses so that they will generate significant revenues, profits and cash flow.

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

     - generate revenues, gross margins, cash flow and profits from sales of new products and services; and

     - implement an effective marketing strategy to promote awareness of our new businesses, products and services.

     Our business and financial results in the future will depend heavily on the market acceptance and profitability of our new businesses and these new product and service offerings lines. If we are unsuccessful in addressing these risks or in executing our business strategies, or if our business model fails or is invalid, then our business would be materially and adversely affected.

     RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR CURRENT CREDIT FACILITY AND THE HEINS STIPULATION COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL

     The terms of our current Credit Facility and the Heins Settlement contain financial and operating covenants that place restrictions on our activities and limit the discretion of our management. These covenants place significant restrictions on our ability to:

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

     In addition, on several occasions during fiscal 2004, including the fourth quarter of fiscal 2004, Metretek Florida was in violation of certain financial covenants under its credit agreement. Although in each case we received a waiver from the lender, there can be no assurance that such a waiver will be available on acceptable terms in the event of a future default. If a default is declared and not waived or cured, the entire indebtedness then owed under the Credit Facility could be accelerated, and we may not be able to repay it. In addition, if the Credit Facility matures and is not renewed, we may not be able to obtain successor financing on acceptable terms. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business. If as a result of these covenants, we are unable to pursue a favorable transaction or course of action or to respond to an unfavorable event, condition or circumstance, then our business could be materially and adversely affected.

     WE ARE DEPENDENT UPON THE SUCCESS OF THE BUSINESS OF INSTRUTECH FLORIDA, WHICH ACQUIRED OUR CONTRACT MANUFACTURING BUSINESS, FOR THE REPAYMENT AND RECOVERY OF SIGNIFICANT AMOUNTS RESULTING FROM THE SALE AND DISCONTINUANCE OF MCM'S BUSINESS.

     During the third quarter of 2004, our Board of Directors approved a plan to discontinue the business of MCM and to sell of its contract manufacturing assets. On December 30, 2004, Metretek Florida and MCM sold their contract manufacturing business and most of the related assets to InstruTech Florida. In connection with this sale, InstruTech Florida issued to Metretek Florida a promissory note in the amount of $780,000 that is repayable solely out of 50% of the net cash flow of InstruTech Florida, without any further recourse. If at least 30% of the note is not repaid prior to December 31, 2007, then we have agreed with InstruTech Florida to negotiate in good faith on whether to extend the maturity of the note or whether InstruTech Florida should return the purchased equipment to us. In addition, in connection with the sale to InstruTech Florida, we agreed to provide working capital in an amount of up to $150,000 in the form of a bridge loan to InstruTech Florida for a period of six months ending June 30, 2005. Repayment of any amounts advanced under the bridge loan are repayable solely from 75% of the monthly positive cash flow from operations of InstruTech Florida. InstruTech Florida has also agreed to purchase Metretek Florida's remaining contract manufacturing inventory, which was $369,000 (net of reserves) as of December 31, 2004, on an as needed basis at fair value.

     The sale agreement may be terminated at any time prior to March 31, 2005 by mutual agreement of us and InstruTech Florida, by InstruTech Florida if it determines that customer purchase orders and commitments are below a commercially viable level, or by us if we determine that InstruTech Florida has no reasonable chance to be commercially successful or generate positive cash flow within the succeeding 6 to 12 month period. The assets of the discontinued operations not included in the sale to InstruTech Florida, which consist principally of receivables and inventory, are being liquidated through collections of receivables and through subsequent sales of inventory to others, including InstruTech Florida.

     We cannot provide any assurance of the amounts that we will be paid under the promissory note or the bridge loan or that we will recover from inventory sales or collections of receivables. Thus, a significant portion of the amount we expect to recover from the discontinuance of our contract manufacturing operations is dependent upon the success of the operations of the business of InstruTech Florida, which is outside our control. If the amounts we receive and recover from these discontinued operations are materially less than we expect, it will have a material adverse effect on our financial condition, results of operations and cash flows.

     OUR DEPENDENCE ON THIRD PARTY PARTNERS AND SUPPLIERS, INCLUDING SOLE SOURCE SUPPLIERS, MAY PREVENT US FROM DELIVERING ACCEPTABLE PRODUCTS OR PERFORMING ACCEPTABLE SERVICES ON A TIMELY BASIS

     We rely on single source suppliers and highly in demand parts for some of the critical components we use in our products. Our business is dependent on our ability to anticipate our needs for components and products and our suppliers' ability to deliver such components and products in time to meet critical manufacturing and installation schedules. Our business could be adversely affected, for example, if PowerSecure is unable to obtain, on a timely and cost-efficient basis, sufficient generators to meet its customers' installation schedules. In addition, our business could be adversely affected if we experience supply constraints or if we experience any other interruption or delay in the supply chain which interfere with our ability to manufacture our products or manage our inventory levels.

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

     WE DO NOT HAVE LONG-TERM OR RECURRING COMMITMENTS WITH MOST OF OUR CUSTOMERS AND MAY BE UNABLE TO RETAIN EXISTING CUSTOMERS, ATTRACT NEW CUSTOMERS OR REPLACE DEPARTING CUSTOMERS WITH NEW CUSTOMERS THAT CAN PROVIDE COMPARABLE REVENUES

     Because we generally do not obtain firm, long-term volume purchase commitments from our customers, many of our contracts and commitments from our customers are short-term or non-recurring. For example, most of PowerSecure's revenues are derived on a non-recurring, project by project basis, and there is no assurance that its revenues and business will continue to grow. In addition, customer orders can be canceled or rescheduled and volume levels can be reduced. We cannot assure you that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, canceled, delayed or reduced orders with new business that generates comparable revenues. Further, we cannot assure you that our current customers will continue to generate consistent amounts of revenues over time. Our failure to maintain and expand our customer relationships customers would materially and adversely affect our business and results of operations.

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

     -    quality, price, performance and use of our products;

     - availability, quality, price and performance of competing products, services and technologies;

     -    our customer service and support capabilities and responsiveness;

     - successful development of our relationships with existing and potential customers; and

     -    changes in technology, industry standards or end-user preferences.

     We cannot provide assurance that products and services that we have recently developed or may develop in the future will achieve market acceptance. If our new products and services fail to achieve market acceptance, or if we fail to develop new or enhanced products and services that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

     FROM TIME TO TIME WE DEPEND ON REVENUES FROM SIGNIFICANT PURCHASE COMMITMENTS, AND ANY LOSS, CANCELLATION, REDUCTION OR DELAY IN THESE PURCHASE COMMITMENTS COULD HARM OUR BUSINESS AND OPERATING RESULTS

     From time to time, our subsidiaries have derived a material portion of their revenues from one or more significant customers or purchase commitments. For example, in fiscal 2003 Metretek Florida had a significant purchase order from PSE&G that did not recur, which adversely affected our operating results in fiscal 2004. In fiscal 2004, we had one customer that was responsible for approximately 15% of our consolidated revenues. If such commitments were to be terminated or fail to recur, our revenues and net income would significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers and generate recurring revenues from them. We cannot be sure that we will be able to retain our largest customers, that we will be able to attract additional large customers, or that our existing customers will continue to purchase our products and services in the same amounts as in prior years. Our business and operating results would be adversely affected by:

     -    the loss of one or more large customers;

     -    any reduction or delay in sales to these customers;

     -    the failure of large purchase commitments to be renewed or to recur;

     - our inability to successfully develop relationships with additional customers; or

     -    future price concessions that we may have to make to these customers.

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

     Even if we do successfully respond to technological advances and emerging industry standards, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our products, services and technology in a timely and cost-effective manner. We may experience financial or technical difficulties or limitations that could prevent us from introducing new or enhanced products or services. Furthermore, any of these new or enhanced products, services and technology could contain problems that are discovered after they are introduced. We may need to significantly modify the design of these products and services to correct problems. Rapidly changing technology and operating systems may impede market acceptance of our products, services and technology. Our business could be materially and adversely affected if we experience difficulties in introducing new or enhanced services and products or if these products and services are not received favorably by our customers.

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

     IF WE ARE UNABLE TO CONTINUE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED

     We believe our future success will depend in large part upon our ability to attract and retain highly qualified technical, managerial, sales, marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employees in the future. The loss of the services of any of our key personnel could have a material adverse effect on our business. Although we have entered into employment agreements with some of our executive officers, we generally do not have employment contracts with our key employees. In addition, we do not have key person life insurance for most of our key personnel. We cannot assure you that we will be able to retain our current key personnel or that we will be able attract or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain highly qualified personnel, our business could be materially and adversely affected.

     WE FACE INTENSE COMPETITION IN THE MARKETS FOR OUR PRODUCTS, SERVICES AND TECHNOLOGY, AND IF WE CANNOT SUCCESSFULLY COMPETE IN THOSE MARKETS, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED

     The markets for our products, services and technology are intensely competitive and subject to rapidly changing technology, new competing products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, which could significantly reduce our future revenues and operating results.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. We cannot assure you that we will have the financial resources, technical expertise, portfolio of products and services or marketing and support capabilities to compete successfully in the future. Our inability to compete successfully or to timely respond to market demands or changes would have a material adverse effect on our business, conditions and results of operations.

     DOWNTURNS IN GENERAL ECONOMIC AND MARKET CONDITIONS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

     There is potential for a downturn in general economic and market conditions. In recent years, some segments of the economy, including the technology industry in particular, have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, including international terrorism and strife, global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. An economic downturn coupled with a decline in our revenues could adversely affect our ability meet our capital requirement, support our working capital requirements and growth objectives, maintain our existing financing arrangements, or otherwise adversely affect our business, financial condition and results of operations. As a result, any economic downturns in general or in our markets, particularly those affecting industrial and commercial users of natural gas and electricity, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

     CHANGES IN OUR PRODUCT MIX COULD MATERIALLY AND ADVERSELY AFFECT OUR
     BUSINESS

     The margins on our revenues from some of our product and service offerings is higher than the margins on some of our other product and service offerings. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower net income, or higher net losses, and less cash flow on the same amount of revenues.

     OUR MANAGEMENT OF MM 1995-2, A PRIVATE PROGRAM, PRESENTS RISKS TO US

     MGT is our subsidiary that manages and holds a minority ownership interest in MM 1995-2, a private program that owns and operates four oil and gas production water disposal facilities. While MGT does not intend to form any new private programs, it may from time to time increase its economic interest in the program or initiate or manage actions intended to expand the program's assets or activities. This program was financed by a private placement of equity interests raising capital to acquire the assets and business operated by the program. Our management of this program presents risks to us, including:

     - lawsuits by investors in this program who become dissatisfied with the result of the program;

     - material adverse changes in the business, results of operations and financial condition of the program due to events, conditions and factors outside of our control, such as general and local conditions affecting the oil and gas market generally and the revenues of the program specifically;

     - risks inherent in managing a program and taking significant actions that affect its investors;

     -    changes in the regulatory environment relating to the program;

     -    reliance upon significant suppliers and customers by the program;

     - hazards of oil production water disposal facilities, including environmental hazards; and

     -    changes in technology.

     If any of these risks materialize and we are unsuccessful in addressing these risks, our financial condition and results of operations could be materially and adversely affected.

     OUR INTERNATIONAL SALES ACTIVITIES ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS IF THEY MATERIALIZE

     We market and sell some of our products and services in international markets. While sales into international markets generated only approximately 2% of our consolidated revenues in fiscal 2004 and 3% in fiscal 2003 and fiscal 2002, one component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers. However, we have only limited experience in international operations, including in developing localized versions of our products and services and in developing relationships with international service providers. We cannot provide any assurance that we will be successful in expanding our international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

     We are exposed to several risks inherent in conducting business on an international level that could result in increased expenses, or could limit our ability to generate revenues, including:

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

     WE MAY BE UNABLE TO ACQUIRE OTHER BUSINESSES, TECHNOLOGY OR COMPANIES, OR TO FORM STRATEGIC ALLIANCES AND RELATIONSHIPS, OR TO SUCCESSFULLY REALIZE THE BENEFITS OF ANY ACQUISITION OR ALLIANCE

     In the past, we have grown by acquiring complimentary businesses, technologies, services and products and entering into strategic alliances and relationships with complimentary businesses. We evaluate potential acquisition opportunities from time to time, including those that could be material in size and scope. As part of our growth strategy, we intend to continue to evaluate potential acquisitions, investment opportunities and strategic alliances on an ongoing basis as they present themselves to facilitate our ability to enhance our existing products, services and technology, and to introduce new products, services and technology, on a timely basis. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate acquisition opportunity, we may not be able to successfully finance the acquisition. If we are unable to identify, finance or obtain the benefits of future acquisitions and alliances, our growth may be impaired and our business may be adversely affected.

     Any future acquisition involves risks commonly encountered in business relationships, including:

     - difficulties in assimilating and integrating the operations, personnel, technologies, products and services of the acquired business;

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

     In addition, to finance any future acquisitions, it may be necessary for us to incur additional indebtedness or raise additional funds through public or private financings. These financings may not be available to us at all, or if available may not be available on terms satisfactory to us or to those whose consents are required for such financings. Available equity or debt financings may materially and adversely affect our business and operations and, in the case of equity financings, may significantly dilute the percentage ownership interests of our stockholders.

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

     We may need to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of other companies' proprietary rights in the future. However, litigation could result in significant costs or in the diversion of management and financial resources. We cannot assure you that any such litigation will be successful or that we will prevail over counterclaims against us. Our failure to protect any of our important intellectual property rights or any litigation that we resort to in order to enforce those rights could materially and adversely affect our business.

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

     We depend on sole or limited source suppliers for key components and materials for some of our products such as generators, and if we are unable to obtain these components on a timely basis, we will not be able to deliver our products to customers. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, PowerSecure is dependent upon on obtaining a timely and cost-effective supply of generators for its distributed generation system, and from time to time these generators are in short supply, affecting the timing and cost of the generators. We may experience delays in production if the supply of any critical components is interrupted or reduced and we have failed to identify an alternative vendor or if there is a significant increase in the cost of such components, which could materially and adversely affect our business and operations.

     OUR POWERSECURE BUSINESS IS SUBJECT TO MANY BUSINESS RISKS, AND IF ANY OF THEM MATERIALIZE, THEY COULD MATERIALLY AND ADVERSELY AFFECT POWERSECURE'S BUSINESS AS WELL AS OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PowerSecure's business is dependent, in part, upon its ability to utilize distributed generation to create favorable pricing for customers based on existing tariff structures. If utility tariffs change in some regions, then PowerSecure's business would become less viable in those regions. Moreover, even if such tariffs do not change, if PowerSecure is unable to obtain the expected benefits from those tariffs, its shared savings projects, that are dependent upon such benefits, would be materially and adversely affected. Also, PowerSecure presently utilizes diesel powered generators in its systems. If regulatory requirements in certain regions are modified to make diesel no long viable in those regions, PowerSecure's business could be adversely affected. While PowerSecure, in such case, would utilize its efforts to find alternative power sources, there is no assurance those alternative sources would be economically acceptable.

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

     As of March 7, 2005, our executive officers, directors and 5% or greater stockholders beneficially owned, in the aggregate, approximately 43.5% of our outstanding Common Stock, assuming they exercise or convert all stock options and warrants that are exercisable or convertible within 60 days of that date. As a result, these stockholders could, as a practical matter, exercise a significant level of control over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, sales of substantially all of our assets and other significant corporate transactions. The interests of these stockholders may differ from the interests of other stockholders. In addition, this concentration of stock ownership may have the effect of discouraging, delaying or preventing a change in control of us.

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

     On March 7, 2005, 12,192,074 shares of Common Stock were outstanding. On that date, options to purchase 1,991,019 shares of Common Stock were outstanding, and shares that may be acquired upon exercise of these stock options are eligible for sale on the public market from time to time subject to vesting. Also, on that date, warrants to purchase 2,254,232 shares of Common Stock were outstanding. The resale of virtually all shares underlying these options and warrants are covered by currently effective registration statements. The exercise or conversion of outstanding options, warrants and other rights to purchase our Common Stock will dilute the remaining ownership of other holders of our Common Stock. In addition, the sale in the public market of a significant number of these shares issuable upon the exercise of options, warrants and other rights, or the perception that such sales could occur, could cause the price of the Common Stock to decline.

     CHANGES IN LAWS, REGULATIONS AND FINANCIAL ACCOUNTING STANDARDS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND OUR REPORTED RESULTS OF OPERATIONS

     Recently enacted changes in the laws and regulations affecting public companies, especially those pertaining to corporate governance and public disclosure such as the Sarbanes-Oxley Act of 2002 and related SEC regulations, have caused us to incur increased costs of compliance and have resulted in changes in accounting standards or accepted practices within our industry. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices may increase our costs and thus adversely affect our reported financial results, which could have an adverse effect on our stock price.

     For example, in December 2004, the FASB issued FAS 123(R), which will become effective in our third quarter of fiscal 2005. FAS 123(R) will result in our recognition of compensation expense relating to our employee stock options. Currently, as permitted under FAS 123, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans. Under FAS 123(R), we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards that will lead to additional compensation expense.

     These and other new rules or laws could adversely affect our reported financial results and have an adverse effect on our stock price. New rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, forcing us to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as our executive officers.

     WE MAY HAVE DIFFICULTY IMPLEMENTING, IN A TIMELY MANNER, THE INTERNAL CONTROLS PROCEDURES NECESSARY TO ALLOW OUR MANAGEMENT TO REPORT ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish an internal controls report of management's assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our independent registered public accounting firm will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal control over financial reporting is effective.

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

     - authority for our Board of Directors to issue Common Stock and Preferred Stock, and to determine the price, voting and other rights, preferences, privileges and restrictions of undesignated shares of Preferred Stock, without any vote by or approval of our stockholders;

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

     WE HAVE NOT IN THE PAST AND WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK, AND EVEN IF WE CHANGE OUR INTENTIONS OUR ABILITY TO PAY DIVIDENDS IS LIMITED

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

     We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our Credit Facility limit our ability to pay dividends by prohibiting the payment of dividends by our subsidiaries without the consent of the lender. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

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

     -    general economic, business and market conditions; and

     - sales of our Common Stock by our directors, executive officers and significant stockholders.

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

     WE MAY ISSUE SHARES OF PREFERRED STOCK THAT COULD DILUTE THE INTERESTS OF HOLDERS OF COMMON STOCK

     Our charter currently authorizes our Board of Directors to issue up to 2,000,000 shares of Preferred Stock on terms to be fixed by the Board of Directors. The terms of our Common Stock do not limit the issuance of shares of Preferred Stock. The issuance of shares of Preferred Stock could dilute the interests of holders of our Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks arising from transactions we enter into in the ordinary course of business. These market risks are primarily due to changes in interest rates, foreign exchange rates and commodity prices, which may adversely affect our financial condition, results of operations and cash flow.

     Our exposure to market risk resulting from changes in interest rates relates primarily to income from our investments in short-term interest-bearing marketable securities, which is dependent upon the interest rate of the securities held, and to interest expenses attributable to our Credit Facility, which is based on floating interest rates as described in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Report. However, we do not believe that changes in interest rates have had a material impact on us in the past or will have a material impact on us in the foreseeable future. For example, a change of 1% in the interest rate on either our investments or our borrowings would not have a material impact on our financial condition, results of operations or cash flow.

     Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we are not exposed to significant foreign exchange risk. While we are subject to some market risk from fluctuating commodity prices in certain raw materials we use, we do not believe that our exposure to commodity price changes is material.

     We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes or other market risks, or for trading or other speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth on pages F-1 through F-32 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 30, 2004, we engaged Hein & Associates LLP ("Hein") to serve as our independent registered public accounting firm and dismissed Deloitte & Touche LLP ("Deloitte"). The change in independent registered public accounting firms was approved by the Audit Committee of our Board of Directors and reported on a Current Report on Form 8-K, as amended, dated September 30, 2004. Deloitte audited our financial statements as of and for fiscal 2003 and for all prior fiscal years, and Hein audited our financial statements as of and for fiscal 2004.

     The audit reports of Deloitte on our consolidated financial statements as of and for fiscal 2003 and fiscal 2002 did not contain an adverse opinion or disclaimer of opinion, and such audit reports were not qualified or modified as to any uncertainty, audit scope or accounting practice, except that Deloitte's independent auditor's report on the Company's consolidated financial statements for fiscal 2002 contained an explanatory paragraph relating to a change in method of accounting for goodwill and other intangible assets with infinite lives as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was effective January 1, 2002, and to a change in the Company's method of accounting for contracts from the completed-contract method to the percentage-of-completion method.

     During fiscal 2002 and fiscal 2003 and subsequent interim periods through the date we changed independent registered public accounting firms, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its report. In addition, during those same periods, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred, and we did not consult with Hein regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER EVENTS

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     As of March 1, 2005, our executive officers and directors, and their ages and their positions with us, were as follows:

NAME                      AGE   POSITION(S)
----                      ---   -----------
W. Phillip Marcum......    61   Chairman of the Board, President, Chief
                                   Executive Officer and Director
A. Bradley Gabbard.....    50   Executive Vice President, Chief Financial
                                   Officer, Treasurer and Director
Gary J. Zuiderveen.....    45   Controller, Principal Accounting Officer and
                                   Secretary
Sidney Hinton..........    42   President and Chief Executive Officer of
                                   PowerSecure
John Bernard...........    50   President and Chief Executive Officer of
                                   Southern Flow
Basil M. Briggs (1)....    69   Director
Kevin P. Collins (1)...    54   Director
Anthony D. Pell (1)....    66   Director

----------
(1) Member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee

     W. PHILLIP MARCUM is a founder and has served as our Chairman of the Board, President and Chief Executive Officer and as a director since our incorporation in April 1991. He also serves as the Chairman of our subsidiaries. Mr. Marcum currently serves on the board of directors of Key Energy Services, Inc. ("Key"), an oilfield service provider.

     A. BRADLEY GABBARD is a founder and has served as an executive officer and a director since our incorporation in April 1991. He has served as our Executive Vice President since July 1993 and as our Chief Financial Officer and Treasurer since August 1996 and from April 1991 through July 1993. He also serves as the Executive Vice President and Chief Financial Officer of our subsidiaries. Mr. Gabbard also served as our Vice President and Secretary from April 1991 through July 1993.

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

     SIDNEY HINTON has served as the President, Chief Executive Officer and a director of PowerSecure since its incorporation in September 2000. He also served as the President and Chief Executive Officer of PowerSpring from May 2000 until January 2001. From February 2000 until May 2000, Mr. Hinton was an Executive-in-Residence with Carousel Capital, a private equity firm. From February 1999 until December 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy). From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company.

     JOHN BERNARD has served as the President and Chief Executive Officer and a director of Southern Flow since December 1, 2004. Mr. Bernard has served in several managerial capacities since joining Southern Flow in

1988, including serving as the Vice President and General Manager of Southern Flow from June 1998 through November 2004.

     BASIL M. BRIGGS has served as a director since June 1991. Mr. Briggs has been an attorney in the Detroit, Michigan area since 1961, practicing law with Cox, Hodgman & Giarmarco, P.C., since January 1997. Mr. Briggs was of counsel with Miro, Weiner & Kramer, P.C., from 1987 through 1996. He was the President of Briggs & Williams, P.C., Attorneys at Law, from its formation in 1977 through 1986. Mr. Briggs was the Secretary of Patrick Petroleum Company ("Patrick Petroleum"), an oil and gas company, from 1984, and a director of Patrick Petroleum from 1970, until Patrick Petroleum was acquired by Goodrich Petroleum Company ("Goodrich Petroleum"), an oil and gas company, in August 1995. From August 1995 until June 2000, he served as a director of Goodrich Petroleum.

     KEVIN P. COLLINS has served as a director since March 2000. Mr. Collins has been a Managing Member of The Old Hill Company LLC, which provides corporate financial and advisory services, since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, he served as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins also serves as a director of Key; The Penn Traffic Company, a food retailer; London Fog Industries, Inc., an outerwear designer and distributor; Malden Mills Industries, Inc., a synthetic fleece manufacturer; Mail Contractors of America Inc., a trucking company; and Deluxe Pattern, Inc., a designer of automotive components. Mr. Collins is a Chartered Financial Analyst.

     ANTHONY D. PELL has served as a director since June 1994. Mr. Pell is President, Chief Executive Officer and co-owner of Pelican Investment Management, an investor advisory firm that he co-founded in November 2001. Mr. Pell is a director of Rochdale Investment Management, Inc. He was the President and a co-owner of Pell, Rudman & Co., an investment advisory firm, from 1981 until 1993, when it was acquired by United Asset Management Company, and he continued to serve as an employee until June 1995. Mr. Pell was a director of Metretek Florida from 1985 until Metretek Florida was acquired by us in March 1994. Mr. Pell was associated with the law firm of Coudert Brothers from 1966 to 1968 and with the law firm of Cadwalder, Wickersham and Taft from 1968 to 1972, specializing in estate and tax planning. In 1972, Mr. Pell joined Boston Company Financial Strategies, Inc. as a Vice President and was appointed a Senior Vice President in 1975.

     Our Board of Directors currently consists of five members divided into three classes, designated Class I, Class II and Class III, with members of each class holding office for staggered three-year terms. The Class I Directors, whose terms expire at the 2007 Annual Meeting of Stockholders, are Messrs. Marcum and Briggs. The Class II Directors, whose terms expire at the 2005 Annual Meeting of Stockholders, are Messrs. Gabbard and Collins. The Class III Director, whose term expires at the 2006 Annual Meeting of Stockholders, is Mr. Pell.

     The holders of our Series B Preferred Stock, voting separately as a class, had the right to elect one member to serve on our Board of Directors until the Series B Preferred Stock was redeemed in December 2004. Pursuant to that right of designation, Mr. Collins had been serving as a director. In December 2004, after the Series B Preferred Stock was redeemed and its holders were no longer entitled to make such a designation, the Board of Directors appointed Mr. Collins to continue to serve on the Board, as a Class II Director. Except as provided above, our directors are elected by the holders of the Common Stock. Each director serves in office until his successor is duly elected and qualified, or until his earlier death, resignation or removal. In the future, any new members added to the Board of Directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. Our officers are appointed by our Board of Directors and serve at its discretion, subject to their employment agreements, as described in "Item 11. Executive Compensation."

AUDIT COMMITTEE

     Audit Committee Members. Our Board of Directors has established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Anthony D. Pell, Chairman, Basil M. Briggs and Kevin P. Collins. Our Board of Directors has determined that each member of the Audit Committee is "independent", as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and Rule 10A-3 under the Exchange Act, and is an "independent director" under the current listing standards of the American Stock Exchange (which standards are utilized by the Board of Directors although as of the date of this Report our Common Stock is traded on the OTC Bulletin Board and not on the American Stock Exchange).

     Audit Committee Financial Expert. Our Board of Directors has determined that each member of the Audit Committee (Anthony D. Pell, Chairman, Basil M. Briggs and Kevin P. Collins) is financially literate and is an "audit committee financial expert", as that term is defined in Item 401(h)(2) of Regulation S-K under the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC, and to furnish us with copies of all such reports that they file. Based solely upon our review of the copies of such reports we have received, and written representations from our directors and executive officers, we believe that, during fiscal 2004, all reports required by Section 16(a) to be filed by such persons were timely filed, except that one report of one transaction by Mr. Pell and one report of one transaction by Mr. Hinton were inadvertently filed late.

CODES OF ETHICS

     We have adopted two codes of ethics, which are designed to encourage our directors, officers and employees to act with the highest level of integrity. These codes were attached as exhibits to our Annual Report on Form 10-K for fiscal 2003 and are available on our website at www.metretek.com under "Investor Info - Corporate Governance." We will provide a copy of these codes without charge upon written request addressed to our Secretary at our principal executive offices.

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

     We have also adopted the Metretek Technologies, Inc. Code of Business Conduct and Ethics, which is a code of conduct that applies to all of our directors, officers and employees. Under the Code of Business Conduct and Ethics, each officer, director and employee is required to maintain a commitment to high standards of conduct and ethics. The Code of Business Conduct and Ethics covers many areas of professional conduct, including conflicts of interest, insider trading, protection of confidential information, and strict adherence to all laws and regulations applicable to the conduct of our business. Directors, officers and employees are strongly encouraged to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Business Conduct and Ethics.

     If we make any amendment to, or grant any waiver from, a provision of our Code of Ethics or our Code of Business Conduct and Ethics to any of our directors, executive officers or senior financial officers, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the total compensation that we paid or accrued for services rendered to us in all capacities during the last three fiscal years by our Chief Executive Officer, by the four other most highly compensated executive officers (based on total salary and bonus in fiscal 2004) serving at the end of the fiscal year, and by one other former executive officer who would have been included if he had still been an executive officer at the end of fiscal 2004 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                                           AWARDS
                                                                                 -------------------------
                                                 ANNUAL COMPENSATION(1)
                                         -------------------------------------                  SECURITIES
                                                                      OTHER       RESTRICTED    UNDERLYING     ALL OTHER
                                                                     ANNUAL      STOCK AWARDS     OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR   SALARY($)    BONUS($)    COMPENSATION      ($) (2)       (#) (3)       ($)(4)
---------------------------       ----   ---------   ---------    ------------   ------------   ----------   ------------
W. Phillip Marcum .............   2004    $311,615   $ 50,000(5)   $60,500(6)      $110,000       50,000     $  7,638
   Chairman of the Board,         2003     295,000          0            0                0            0        7,138
      President and Chief         2002     295,000          0            0                0            0        6,471
      Executive Officer

A. Bradley Gabbard ............   2004     191,346     55,000(5)    30,250(6)        55,000       25,000        7,638
   Executive Vice                 2003     175,000     75,000            0                0            0        7,117
      Chief President and         2002     175,000          0            0                0            0        6,314
      Financial Officer

Sidney Hinton (7) .............   2004     253,850    104,186(8)    18,150(6)        33,000            0        7,638
   President and CEO,             2003     250,000    117,341(8)         0                0            0        7,138
      PowerSecure, Inc.

John Bernard (9) ..............   2004     112,098      8,000            0                0       25,000        4,547
   President and CEO,
      Southern Flow

Gary J. Zuiderveen (10) .......   2004      96,154     10,000            0                0            0        3,982
   Controller and Principal       2003      92,692     15,000            0                0            0        3,925
      Accounting Officer

Thomas R. Kellogg (11) ........   2004     126,538          0            0                0            0      214,984(12)
   Former President and           2003     175,000     21,354            0                0            0        5,990
      CEO,
      Metretek Florida

----------
(1) Excludes perquisites and other personal benefits, if any, which were less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2) The dollar value of the restricted stock awards during fiscal 2004 is calculated by multiplying the total number of restricted shares by $2.20, the closing sale price of our Common Stock on July 15, 2004, the date of the awards, as reported on the OTC Bulletin Board. These dollar values do not reflect any adjustment for risk of forfeiture or for restrictions on transferability. All shares of restricted stock vest in three equal annual installments, commencing on January 1, 2005, subject to the executive remaining employed with us on the vesting dates, and further subject to immediate vesting upon a change in control. All awards of restricted stock were made under our 1998 Stock Incentive Plan, as amended and restated (the "1998 Stock Incentive Plan").

     As of December 31, 2004, based on $2.40, the closing sale price of our Common Stock on such date as reported on the OTC Bulletin Board, Mr. Marcum held 50,000 unvested shares of restricted stock valued at $120,000, Mr. Gabbard held 25,000 unvested shares of restricted stock valued at $60,000, and Mr. Hinton held 15,000 unvested shares of restricted stock valued at $36,000. The executive enjoys all the benefits of ownership of unvested shares of restricted stock, including the right to vote the shares and to receive any dividends and other distributions with respect to the shares on the same terms as any other shares of Common Stock, other than the right to transfer or dispose of the shares.

(3) All options vest in three equal annual installments, commencing on the grant date, subject to immediate vesting upon a change in control. As of December 31, 2004, one-third of such options were vested.

(4) Amounts paid or accrued on behalf of the Named Executive Officers in fiscal 2004 in this column include the following:

                                     Group      Long-Term
                                   Term Life   Disability
                         401(k)    Insurance    Insurance
Name                    Matching    Premiums    Premiums
----                    --------   ---------   ----------
W. Phillip Marcum ...    $6,500       $882        $256
A. Bradley Gabbard ..     6,500        882         256
Sidney Hinton .......     6,500        882         256
John Bernard ........     3,603        688         256
Gary Zuiderveen .....     3,185        541         256
Thomas R. Kellogg ...     4,241        360         367

(5) Includes a signing bonus paid in connection with the amended and restated employment agreements of $50,000 for Mr. Marcum and $25,000 for Mr. Gabbard.

(6) Reflects a tax "gross-up" payment intended to reimburse the executive for taxes payable with respect to the restricted stock grant.

(7) Became an executive officer during fiscal 2003. Compensation includes all amounts paid or accrued for the entire fiscal 2003.

(8) Bonus resulting from the bonus formula based upon PowerSecure's cash flow from operations, as provided in Mr. Hinton's employment agreement. See "--Employment Agreements, Change in Control and Termination of Employment Arrangements and Other Compensation Arrangements" below.

(9) Appointed as the President and Chief Executive Officer of Southern Flow on December 1, 2004. Compensation includes all amounts paid or accrued for the entire fiscal 2004.

(10) Fiscal 2003 was the first year his total salary and bonus exceeded
     $100,000.

(11) His employment with us terminated effective October 6, 2004.

(12) Includes severance payments, pursuant to his employment agreement, in the amount of $204,167, payable over the 12 month period after his termination. See "--Employment Agreements, Change in Control and Termination of Employment Arrangements and Other Compensation Arrangements" below.

     EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL AND TERMINATION OF EMPLOYMENT ARRANGEMENTS AND OTHER COMPENSATION ARRANGEMENTS

          W. Phillip Marcum and A. Bradley Gabbard. On November 1, 2004, we entered into amended and restated employment agreements with W. Phillip Marcum, our Chairman of the Board, President and Chief Executive Officer, and A. Bradley Gabbard, our Executive Vice President and Chief Financial Officer. These amended and restated employment agreements set forth the basic terms of employment for each executive.

          Under these employment agreements, the employment terms of Messrs. Marcum and Gabbard continue through December 31, 2006 and will be automatically extended for successive one-year periods, unless either we or the executive gives six months prior written notice of termination. The base salaries under these employment agreements, which are subject to annual upward adjustments at the discretion of the Board of Directors, are currently set at $325,000 for Mr. Marcum and $200,000 for Mr. Gabbard. In addition to the base salary, the employment agreements provide, among other things, for standard benefits commensurate with the management levels involved. The employment agreements also contain certain restrictions on each executive's ability to compete, use of confidential information and use of inventions and other intellectual property.

     Generally, the employment agreements with Messrs. Marcum and Gabbard provide that if the executive's employment is terminated by us for "cause" (as defined in the employment agreements) or as a result of the executive's death or disability, the executive will be entitled to receive an amount equal to his base salary through the effective date of termination, and all other amounts to which the executive may be entitled under his employment agreement though the effective date of termination. If the employment period expires without being renewed, or if the executive is terminated by us without cause, or if the executive resigns voluntarily, then the executive is entitled to receive severance payments equal to three times annual base salary, payable at a 50% rate over six years, for Mr. Marcum, and one and equal to one-half times annual base salary, payable at a 100% rate over 18 months, for Mr. Gabbard, based on his base salary at the rate in effect upon termination, and continued participation in all our insurance plans for such additional period.

     The employment agreements also include change in control provisions designed to provide for continuity of management in the event we undergo a change in control. If within three years after a "change in control", the officer is terminated by us for any reason other than for cause, or if the executive terminates his employment for "good reason", as such terms are defined in the employment agreements, then the executive is entitled to receive a lump-sum severance payment equal to three times, for Mr. Marcum, and one and one-half times, for Mr. Gabbard, the amount of his then base salary, together with certain other payments and benefits, including continued participation in all our insurance plans for a period of three years for Mr. Marcum and one and one-half years for Mr. Gabbard. Under these employment agreements, a change in control will be deemed to have occurred only if:

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

     The base salary under Mr. Hinton's employment agreement is currently set at $262,500, subject to annual upward adjustments at the discretion of the Board of Directors of PowerSecure. In addition to the base salary, Mr. Hinton's employment agreement provides, among other things, for standard benefits commensurate with the management level involved, including an annual bonus of 7% of PowerSecure's cash flow from operations. If Mr. Hinton's employment is terminated without cause, or due to the expiration of the employment term or any renewal period, then Mr. Hinton will be entitled to receive a severance payment in the amount of one year's base salary, payable over the subsequent year. Mr. Hinton's employment agreement also contains a one-year non-competition covenant, which becomes two years if Mr. Hinton voluntarily resigns or is terminated by PowerSecure for cause, and certain restrictions on Mr. Hinton's use of confidential information and use of inventions and other intellectual property. Mr. Hinton's employment agreement also includes a change in control provision designed to provide for continuity of management in the event we or PowerSecure undergo a change in control. The employment agreement provides that if within three years after a change in control, Mr. Hinton is terminated by us for any reason other than for "cause", or if Mr. Hinton terminates his employment for "good reason", as such terms are defined in the employment agreement, then Mr. Hinton is entitled to receive a lump-sum severance payment equal to one year's then base salary, together with certain other payments and benefits, including continued participation in all our insurance plans for a period of one year.

     During 2003, PowerSecure issued approximately 14% of its outstanding common stock to its employees, including approximately 7% of its common stock to Mr. Hinton. In November 2004, we issued 950,000 shares of our Common Stock to those PowerSecure employees, including 485,401 shares of our Common Stock to Mr. Hinton on the same terms as to all other PowerSecure employee-shareholders, in exchange for their PowerSecure shares. See "Item 13. Certain Relationships and Related Transactions." As a result of that stock exchange, PowerSecure has become a wholly-owned subsidiary.

     Thomas R. Kellogg. In June 2002, Metretek Florida entered into an employment and non-competition agreement with Thomas R. Kellogg, the President and Chief Executive Officer of Metretek Florida from that time through the date of his termination. Mr. Kellogg's employment agreement was for an initial term of one year, renewable for additional one-year renewal periods. Mr. Kellogg resigned effective October 6, 2004. In connection with his resignation, Mr. Kellogg entered into a termination agreement and mutual release with us, providing for the termination of his employment with us, a one year severance equal to his annual base salary in accordance with his employment agreement, payment of accrued but unpaid bonuses and vacation time, and an extension of his stock options to remain exercisable for two years after the termination date.

     The base salary under Mr. Kellogg's employment agreement was set at $175,000. In addition to the base salary, Mr. Kellogg's employment agreement provided, among other things, for standard benefits commensurate with the management level involved, a bonus of 7% of Metretek Florida's cash flow from operations, options to purchase 100,000 shares of our Common Stock at $1.50 per share, and 8% of the common stock of MCM. Mr. Kellogg's employment agreement also provided for incentive compensation in the event of a sale of the core business of Metretek Florida, consisting generally of all Metretek Florida business other than the contract manufacturing business. Mr. Kellogg's employment agreement also contained a one-year non-compete covenant and certain restrictions on Mr. Kellogg's use of confidential information and use of inventions and other intellectual property.

     MCM had issued shares totaling 13% of its outstanding common stock to two of its employees, each of whom terminated his employment with us during fiscal 2004, including to Mr. Kellogg as described above. Metretek Florida repurchased all those shares in connection with the termination of their employment. Accordingly, as of December 31, 2004, Metretek Florida owned all of the outstanding shares of MCM.

STOCK OPTION GRANTS

     The following table sets forth certain information with respect to stock options granted during fiscal 2004 to the Named Executive Officers. We did not grant any stock appreciation rights, alone or in tandem with stock options, during fiscal 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                         ----------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                            NUMBER OF                                                 AT ASSUMED ANNUAL RATES OF
                            SECURITIES        % OF TOTAL                               STOCK PRICE APPRECIATION
                            UNDERLYING     OPTIONS GRANTED    EXERCISE                   FOR OPTION TERM($)(5)
                         OPTIONS GRANTED   TO EMPLOYEES IN     PRICE     EXPIRATION   --------------------------
NAME                          (#)(1)       FISCAL YEAR (2)   ($/SH)(3)    DATE (4)         5%($)     10%($)
----                     ---------------   ---------------   ---------   ----------       -------   --------
W. Phillip Marcum ....      50,000(4)           13.1%          $3.06       7/14/14        $96,222   $243,836
A. Bradley Gabbard ...      25,000(4)            6.5%           3.06       7/14/14         48,111    121,918
Sidney Hinton ........          --                --              --            --             --         --
John Bernard .........      25,000(4)            6.5%           3.06       9/23/14         48,111    121,918
Gary Zuiderveen ......          --                --              --            --             --         --
Thomas R. Kellogg ....          --                --              --            --             --         --

----------
(1) These options are incentive stock options granted under our 1998 Stock Incentive Plan, have ten year terms and vest in three equal installments, commencing on the grant date, subject to immediate vesting upon a change in control.

(2) Based upon options to purchase an aggregate of 382,000 shares of Common Stock granted to employees during fiscal 2004.

(3) The exercise price of these options is equal to or greater than the fair market value of the Common Stock on the date of grant, based upon the last sale price of the Common Stock on such date as reported on the OTC Bulletin Board.

(4) These options may terminate before their terms expire due to the termination of the optionee's employment or the optionee's disability or death.

(5) The dollar amounts in these columns set forth the hypothetical gains that could be achieved for the respective option grants, assuming that the market price of our Common Stock appreciates in value from the date of grant through the term of the options at the annualized rates of 5% and 10%, respectively, contained in the table, which rates are specified by SEC rules and do not represent our estimate or projection of the future appreciation of the price of our Common Stock. There is no assurance that the rates of appreciation set forth in this table can be achieved or that the amounts reflected will be received by the optionees. In addition, the potential realizable value set forth in these columns is net of the option exercise price but before taxes associated with any exercise. Actual gains, if any, on option exercises will be dependent on, among other things, the timing of such exercises and the future performance of our Common Stock.

STOCK OPTION EXERCISES AND VALUES

     The following table sets forth information with respect to stock options held by the Named Executive Officers on December 31, 2004.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                            SHARES                UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
                           ACQUIRED      VALUE          AT FISCAL YEAR-END(#)          FISCAL YEAR-END($)(2)
                             ON        REALIZED   ------------------------------   ---------------------------
NAME                     EXERCISE(#)    ($)(1)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                     -----------   --------     -----------   -------------    -----------   -------------
W. Phillip Marcum ....         --           --        266,667         33,333         $200,000        $    0
A. Bradley Gabbard ...         --           --        245,833         16,667          190,000             0
Sidney Hinton ........         --           --        145,000             --          112,500             0
John Bernard .........         --           --         22,875         21,334            9,150         4,200
Gary J. Zuiderveen ...      2,000       $2,100         29,000             --           20,000             0
Thomas R. Kellogg ....         --           --        100,000             --           90,000             0

----------
(1) For purposes of this table, the value realized is calculated based upon the excess of the closing sale price of our Common Stock on the date of exercise as reported on the OTC Bulletin Board, over the exercise price of the option, and does not necessarily indicate that the optionee sold the shares of Common Stock acquired up the exercise, or if sold, the proceeds realized by the optionee upon such sale.

(2) For purposes of this table and in accordance with SEC rules, the value of unexercised in-the-money options is calculated based upon the excess, if any, of $2.40, the closing sale price of our Common Stock on December 31, 2004 as reported on the OTC Bulletin Board, and the exercise price of the option. An option is "in-the-money" if the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. However, the actual value, if any, that an optionee may realize upon exercise of a stock option will be dependent upon the future performance of our Common Stock and the optionee's continued employment through the vesting period.

DIRECTOR COMPENSATION

     Directors who are also our officers or employees do not receive any additional compensation for serving on the Board of Directors or its committees. All directors are reimbursed for their out-of-pocket costs of attending meetings of the Board of Directors and its committees. Directors who are not also our officers or employees ("Non-Employee Directors") receive a monthly retainer of $2,000 per month for their service on our Board of Directors and any committees thereof, including attending meetings. Non-Employee Directors also receive stock options under an annual formula ("Annual Director Options") under our 1998 Stock Incentive Plan. Under the formula for these Annual Director Options, each person who is first elected or appointed to serve as a Non-Employee Director is automatically granted an option to purchase 5,000 shares of Common Stock. On the date of the annual meeting of stockholders each year, each Non-Employee Director is automatically granted an Annual Director Option to purchase 2,500 shares of Common Stock, unless he was first elected within six months of that date. All Annual Director Options vest and become exercisable immediately upon grant. Additional non-formula options can be granted to Non-Employee Directors under the 1998 Stock Incentive Plan in the discretion of the Board of Directors.

     All Annual Director Options granted to Non-Employee Directors are non-qualified stock options exercisable at a price equal to the fair market value of the Common Stock on the date of grant and have ten year terms, subject to earlier termination in the event of the termination of the optionee's status as a director or the optionee's death. Annual Director Options remain exercisable for one year after a Non-Employee Director dies and for that number of years after a Non-Employee Director leaves the Board of Directors (for any reason other than death or removal for cause) equal to the number of full or partial years that the Non-Employee Director served as a director, but not beyond the original ten year term of the option. Any other option granted to a director may contain different terms at the discretion of the Board.

     As of March 1, 2005, options to purchase 337,511 shares of Common Stock were outstanding to our current Non-Employee Directors, at exercise prices ranging from $0.46 to $17.38 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of our Board of Directors are Basil M. Briggs, Chairman, Anthony D. Pell and Kevin P. Collins. No member of our Compensation Committee is or has ever been an officer or employee of Metretek Technologies or any of its subsidiaries. None of our executive officers serves as a member of the board of directors or of the compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 7, 2005 (except as otherwise indicated in the footnotes below) by:

     - each person who is known by us to beneficially own 5% or more of the outstanding shares of our Common Stock;

     -    each of our directors;

     -    each of the Named Executive Officers; and

     -    all of our directors and executive officers as a group.

     The share ownership information in the following table is based upon information supplied to us by the persons named in the table and upon filings made by such persons with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes either voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, each person named in the table below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person, subject to applicable community property laws. In computing the "Number" and the "Percent of Class" beneficially owned by a person, beneficial ownership includes any shares of Common Stock issuable under options, warrants, conversion rights and other rights that are exercisable on or within 60 days of March 7, 2005. These underlying shares, however, are not included in computing the "Percent of Class" of any other persons. The "Percent of Class" is based upon 12,192,074 shares of Common Stock outstanding on March 7, 2005. The business address for all of our Named Executive Officers and directors is 303 East Seventeenth Avenue, Suite 660, Denver, Colorado 80203.

                                                           SHARES OF COMMON STOCK
                                                        ----------------------------
NAME OF BENEFICIAL OWNER                                  NUMBER    PERCENT OF CLASS
------------------------                                ---------   ----------------
DDJ Capital Management, LLC (1)......................   2,057,938         15.9
   141 Linden Street, Suite 4
   Wellesley, Massachusetts 02482
Gruber & McBaine Capital Management, LLC (2).........   1,172,612          9.5
   50 Osgood Place, Penthouse
   San Francisco, CA 94133
Special Situations Funds (3).........................     960,328          7.6
   153 East 53rd Street
   New York, New York 10022
Sidney Hinton (4)....................................     744,101          6.0
General Motors Trust Company, as trustee for GMAM
   Investment Funds Trust II (5).....................     685,976          5.5
   767 Fifth Avenue
   New York, New York 10153
W. Phillip Marcum (6)................................     498,301          4.0
A. Bradley Gabbard (7)...............................     410,285          3.3
Anthony D. Pell (8)..................................     164,764          1.3
Basil M. Briggs (9)..................................     127,138          1.1
Kevin P. Collins (10)................................     118,165          0.9
Gary J. Zuiderveen (11)..............................      47,132          0.4
John Bernard (12)....................................      23,768          0.2
Thomas R. Kellogg (13)...............................     100,000          0.8
All directors and executive officers
   as a group (8 persons)(14)........................   2,133,654         16.2

----------
(1) Information based, in part, on Amendment No. 6 to Schedule 13D filed with the SEC on December 16, 2004, by DDJ Capital Management, LLC ("DDJ"), B III-A Capital Partners, L.P. ("B III-A Capital Partners") and GP III-A, LLC ("GP III-A"), indicating beneficial ownership as of December 9, 2004. Information also based, in part, on Amendment No. 3 to Schedule 13G filed with the SEC on February

     16, 2005 by General Motors Trust Company, as trustee for GMAM Investment Funds Trust II ("GMAM") and General Motors Investment Management Corporation ("GMIMCO"), indicating beneficial ownership as of December 31, 2004. Includes 221,497 shares of Common Stock held by B III-A Capital Partners, 664,484 shares of Common Stock held by DDJ Canadian High Yield Fund, and 442,998 shares of Common Stock held by GMAM. GP III-A is the general partner of, and DDJ is the investment manager for, B III-A Capital Partners. DDJ is the investment advisor to the DDJ Canadian High Yield Fund. DDJ is an investment manager for GMAM. Also includes 728,969 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 121,497 shares are owned by B III-A Capital Partners, warrants to purchase 364,484 shares are owned by DDJ Canadian High Yield Fund, and warrants to purchase 242,988 shares are owned by GMAM.

(2) Information based, in part, upon Schedule 13G filed with the SEC on February 14, 2005 by Gruber & McBaine Capital Management, LLC ("GMCM"), Jon
     D. Gruber ("Gruber"), J. Patterson McBaine ("McBaine"), Eric B. Swergold ("Swergold"), J. Lynn Rose ("Rose") and Lagunitas Partners LP ("Lagunitas"), indicating beneficial ownership as of December 31, 2004. Includes 161,289 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 112,903 shares of Common Stock are held by Lagunitas, warrants to purchase 29,032 shares of Common Stock held by Gruber & McBaine International ("GMI"), warrants to purchase 9,671 shares of Common Stock are held by Gruber, and warrants to purchase 9,671 shares of Common Stock are held by McBaine. GMCM is the manager of GMI and the general partner of Lagunitas. Gruber and McBaine are the managers, controlling persons and portfolio managers of GMCM and have voting control and investment discretion over the securities held by Lagunitas and GMI. GMCM, Gruber, McBaine, Swergold and Rose constitute a group within the meaning of Rule 13d-5(b). Lagunitas is not a member of any group and disclaims beneficial ownership of the securities with respect to its ownership is reposited.

(3) Information based, in part, upon Amendment No. 3 to Schedule 13G filed with the SEC on February 11, 2005 by Austin W. Marxe and David M. Greenhouse, indicating beneficial ownership as of December 31, 2004. Austin W. Marxe and David M. Greenhouse are the controlling principals of AWM Investment Company, Inc. ("AWM"). AWM is the general partner of MGP Advisors Limited Partnership ("MGP Partners") and the general partner of and the investment advisor to Special Situations Cayman Fund, L.P. MGP Advisors is the general partner of and investment adviser to Special Situations Fund III, L.P. Messrs. Marxe and Greenhouse are also members of MG Advisers, L.L.C. ("MG Advisers"), the general partner of and the investment advisor to Special Situations Private Equity Fund, L.P. and members of SST Advisers, L.L.C. SST Advisers, L.L.C. is the general partner of and investment advisor to Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. Includes 198,308 shares of Common Stock held are held by Special Situations Fund III, 120,522 shares of Common Stock held by Special Situations Private Equity Fund, 15,365 shares of Common Stock held by Special Situations Technology Fund, 80,187 shares of Common Stock held by Special Situations Technology Fund II and 65,782 shares of Common Stock held by Special Situations Cayman Fund. Also includes 480,164 shares of Common Stock that may be acquired upon the exercise of currently exercisable warrants, of which warrants to purchase 198,308 shares are owned by Special Situations Fund III, warrants to purchase 120,522 shares are owned by Special Situations Private Equity Fund, warrants to purchase 15,365 shares are owned by Special Situations Technology Fund, warrants to purchase 80,187 shares are owned by Special Situations Technology Fund II and warrants to purchase 65,782 shares are owned by Special Situations Cayman Fund.

(4) Includes 145,000 shares that may be acquired by Mr. Hinton upon the exercise of currently exercisable stock options. Also include 10,000 restricted shares that are subject to risk of forfeiture prior to vesting.

(5) See note (1) above. These holdings are included in the holdings of DDJ Capital Management, LLC.

(6) Includes 266,667 shares that may be acquired by Mr. Marcum upon the exercise of currently exercisable stock options. Also include 33,333 restricted shares that are subject to risk of forfeiture prior to vesting.

     (7) Includes 4,187 shares owned by immediate family members of Mr. Gabbard and 255,833 shares that may be acquired by Mr. Gabbard upon the exercise of currently exercisable stock options. Also include 16,666 restricted shares that are subject to risk of forfeiture prior to vesting.

     (8) Includes 2,937 shares held by Mr. Pell's wife. Also includes 113,415 shares that may be acquired by Mr. Pell upon the exercise of currently exercisable stock options.

     (9) Includes 9,500 shares owned by Mr. Briggs' wife. Also includes 8,186 shares that may be acquired by Mr. Briggs upon the exercise of currently exercisable stock options.

     (10) Includes 115,915 shares that may be acquired by Mr. Collins upon the exercise of currently exercisable stock options.

     (11) Includes 37,334 shares that may be acquired by Mr. Zuiderveen upon the exercise of currently exercisable stock options.

     (12) Includes 22,875 shares that may be acquired by Mr. Bernard upon the exercise of currently exercisable stock options.

     (13) Mr. Kellogg's employment with us terminated effective October 6, 2004. Includes 100,000 shares that may be acquired by Mr. Kellogg upon the exercise of currently exercisable stock options.

     (14) Includes 965,225 shares that may be acquired upon the exercise of currently exercisable stock options. Also include 59,999 restricted shares that are subject to risk of forfeiture prior to vesting. See note notes (5) through (12).

EQUITY COMPENSATION PLAN INFORMATION

          We have three compensation plans that have been approved by our stockholders under which our equity securities have been authorized for issuance to directors, officers, employees, advisors and consultants in exchange for goods or services:

          -    our 1991 Stock Option Plan;

          -    our Directors' Stock Option Plan; and

          -    our 1998 Stock Incentive Plan.

          The following table sets forth information about the shares of our Common Stock that may be issued upon the exercise of outstanding options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2004, all of which have been approved by our stockholders:

                                                                                          NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                      BE ISSUED UPON EXERCISE     EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                                      OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                        WARRANTS AND RIGHTS      WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
PLAN CATEGORY                                   (A)                      (B)                      (C)
-------------                         -----------------------   --------------------   -------------------------
Equity compensation plans
   approved by security holders (1)         1,986,352(2)              $2.22(3)                  595,865

Equity compensation plans not
   approved by security holders                    --                    --                          --
                                            ---------                 -----                     -------
Total..............................         1,986,352(2)              $2.22                     595,865
                                            =========                 =====                     =======

----------
(1) Represents options to purchase shares of Common Stock granted under our 1991 Stock Option Plan, our Directors' Stock Option Plan and our 1998 Stock Incentive Plan. We will not grant any future options under our 1991 Stock Option Plan or our Directors' Stock Option Plan.

(2)  Includes 90,000 unvested shares of restricted stock.

(3) This calculation excludes shares subject to restricted stock awards, as there is no exercise price associated with these awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In March 2004, MGT, though Conquest Acquisition, repurchased performance shares and preferred shares in MM 1995-2, of which MGT is the managing trustee, from Odessa Exploration Incorporated, a subsidiary of Key Energy Services, Inc. ("Key"), for an aggregate purchase price of $454,000. W. Phillip Marcum, our Chairman of the Board, President and Chief Executive Officer, and Kevin P. Collins, a member of our Board of Directors, are also members of the board of directors of Key. The transaction was approved by our Audit Committee, of which Mr. Collins is a member but abstained from voting, as being on terms no less favorable to us than could be obtained from an independent party.

          On November 22, 2004, we completed the issuance of 950,000 shares of our Common Stock in exchange for the minority 13.9% interest in PowerSecure owned by the employee-shareholders of PowerSecure. The issuance was made pursuant to Stock Purchase Agreements ("Purchase Agreements") , dated as of September 10, 2004, between us and the employee-shareholders of PowerSecure, Inc. A total of 485,401 shares of our Common Stock were issued to Sidney Hinton, the President of PowerSecure, in exchange for his PowerSecure shares on the same terms as the shares of Common Stock were issued to the other PowerSecure employee-shareholders.

          During fiscal 2004, Mr. Hinton's son was employed by PowerSecure in a sales and administrative capacity and received total compensation, including salary and bonus, of $53,154 for fiscal 2004 and received two stock option grants for a total of 10,000 shares of our Common Stock at an exercise price of $3.06 per share.

          We have entered into indemnification agreements with each of our directors and certain of our executive officers. These agreements require us to indemnify such directors against certain liabilities that may arise against them by reason of their status or service as officers or directors, to the fullest extent permitted by Delaware law, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We maintain an insurance policy covering our officers and directors under which the insurer has agreed to pay the amount of any claim made against our officers or directors that such officers or directors may otherwise be required to pay or for which we are required to indemnify such officers and directors, subject to certain exclusions and conditions, up to policy limits.

          Any material transaction between us and any related party must be approved by our Audit Committee, which is comprised solely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          On September 30, 2004, we engaged Hein & Associates LLP ("Hein") to serve as our independent registered public accounting firm and dismissed Deloitte & Touche LLP ("Deloitte"). Deloitte audited our financial statements as of and for fiscal 2003 and for all prior fiscal years, and Hein audited our financial statements as of and for fiscal 2004. See "Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

FEES

          The aggregate fees for professional services rendered to us by Deloitte in fiscal 2003 and 2004 prior to its dismissal and for professional services rendered by Hein in fiscal 2004 since its engagement were as follows:

                               FISCAL 2004 FEES
                             -------------------   FISCAL 2003 FEES
                               HEIN     DELOITTE       DELOITTE
                             --------   --------   ----------------
Audit Fees (1) ...........   $100,000    $20,000       $139,000
Audit-Related Fees (2) ...     16,939     21,683              0
Tax Fees (3) .............     20,295          0              0
All Other Fees ...........          0          0              0
                             --------   --------       --------
   Total .................   $137,234    $41,683       $139,000
                             ========    =======       ========

---------------
(1) "Audit Fees" represents fees billed for professional services rendered for the audits of our consolidated annual financial statements and for the reviews of our consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

(2) "Audit-Related Fees" represents fees billed for professional services rendered by Deloitte in fiscal 2004 in connection with two registration statements filed by us with the SEC in connection with a private placement transaction, and for professional services rendered by Hein during fiscal 2004 relating to the audit of our 401(k) plan and the audit of MM 1995-2, an unconsolidated affiliate.

(3) "Tax Fees" represents fees billed for professional services rendered by Hein for tax compliance, tax advice and tax planning for us and for MM 1995-2 during fiscal 2004.

          The Audit Committee has determined that the provision of non-audit services by Hein in fiscal 2004 was compatible with maintaining their independence. Deloitte did not provide any non-audit services during fiscal 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICY

          Our Audit Committee has adopted a policy that requires the Audit Committee to pre-approve all audit and non-audit services to be provided by the independent registered public accounting firm. The Audit Committee may delegate this pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting. In accordance with this pre-approval policy, all professional services provided by our independent registered public accounting firm during fiscal 2004 were pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1.   Financial Statements

          The following consolidated financial statements of Metretek Technologies, Inc. are included on pages F-1 to F-32 of this Report:

          Report of Independent Registered Public Accounting Firm

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of December 31, 2004 and 2003

          Consolidated Statements of Operations for the Years Ended
             December 31, 2004, 2003 and 2002

          Consolidated Statements of Stockholders' Equity for the Years Ended
             December 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          The following schedule is filed as part of this Report:

          Schedule II - Metretek Technologies, Inc. Valuation and Qualifying
                           Accounts For the Years Ended December 31, 2004, 2003 and 2002

          The following consolidated financial statements of Marcum Midstream 1995-2 Business Trust are included on pages G-1 to G-11 of this
          Report:

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of December 31, 2004 and 2003

          Consolidated Statements of Income for the Years Ended
             December 31, 2004, 2003 and 2002

          Consolidated Statements of Shareholders' Equity for the Years Ended
             December 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

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

          (4.2)     Amended and Restated Rights Agreement, dated as of November
                    30, 2001, between Metretek Technologies, Inc. and
                    Computershare Investor Services, LLC.

                    (Incorporated by reference to Exhibit 4.1 to Metretek's
                    Registration Statement on Form 8-A/A, Amendment No. 5, filed
                    November 30, 2001.)

          (4.3)     Amendment No. 1, dated as of April 22, 2004, to Amended and
                    Restated Rights Agreement between Metretek Technologies,
                    Inc. and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.6 to Metretek's Current Report on Form 8-K filed May 6, 2004).

          (4.4) Registration Rights Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and the Unit
                    Purchasers. (Incorporated by reference to Exhibit 4.4 to Metretek's Current Report on Form 8-K filed December 22,
                    1999).

          (4.5)     Form of Securities Purchase Agreement, dated as of April 29,
                    2004, by and among Metretek Technologies, Inc. and the purchasers a signatory thereto ("Investors"). (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed May 6, 2004).

          (4.6)     Form of Registration Rights Agreement, dated as of April 29,
                    2004, by and among Metretek Technologies, Inc. and the Investors. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed May 6, 2004).

          (4.7)     Form of Warrant, dated May 3, 2004, to be issued by Metretek
                    Technologies, Inc. to the Investors. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on
                    Form 8-K filed May 6, 2004).

          (4.8)     Form of Warrant, dated May 3, 2004, to be issued by Metretek
                    Technologies, Inc. to Roth Capital Management, LLC, as placement agent. (Incorporated by reference to Exhibit 10.4 to Metretek's Current Report on Form 8-K filed May 6, 2004).

          (4.9)     Form of Warrant, dated May 3, 2004, to be issued by Metretek
                    Technologies, Inc. to Preferred Stockholders. (Incorporated by reference to Exhibit 10.5 to Metretek's Current Report on Form 8-K filed May 6, 2004).

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

          (10.3)    Amended and Restated Employment Agreement, dated as of
                    November 1, 2004, by and between Metretek Technologies, Inc.
                    and W. Phillip Marcum. (Incorporated by reference to Exhibit
                    10.1 to Metretek's Current Report on Form 8-K, filed
                    November 3, 2004)*

          (10.4)    Amended and Restated Employment Agreement, dated as of
                    November 1, 2004, by and between Metretek Technologies, Inc.
                    and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K, filed
                    November 3, 2004)*

          (10.5) Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of June 14, 2004. (Incorporated by reference to Exhibit 4.3 to Metretek's Registration
                    Statement on Form S-8, Registration No. 333-116431.)*

          (10.6)    Form of Incentive Stock Option Agreement under the Metretek
                    Technologies, Inc. 1998 Stock Incentive Plan, as amended..
                    (Incorporated by reference to Exhibit 10.1 to Metretek's
                    Current Report on Form 8-K, filed August 25, 2004)*

          (10.7)    Form of Non-Qualified Stock Option Agreement under the
                    Metretek Technologies, Inc. 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K, filed August 25,
                    2004)*

          (10.8)    Form of Restricted Stock Agreement under the Metretek
                    Technologies, Inc. 1998 Stock Incentive Plan, as amended.
                    (Incorporated by reference to Exhibit 10.3 to Metretek's
                    Current Report on Form 8-K, filed August 25, 2004)*

          (10.9)    Form of Indemnification Agreement between Metretek
                    Technologies, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 1999.)

          (10.10)   Prototype - Basic Plan Document for the Metretek - Southern
                    Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form
                    S-8, Registration No. 333-42698.)*

          (10.11) Adoption Agreement for the Metretek - Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit
                    4.8 to Metretek's Registration Statement on Form S-8,
                    Registration No. 333-42698.)*

          (10.12)   Credit and Security Agreement, dated as of September 24,
                    2001, by and between Wells Fargo Business Credit, Inc. and
                    Southern Flow Companies, Inc. (Incorporated by reference to
                    Exhibit 10.1 to Metretek's Current Report on Form 8-K filed
                    October 5, 2001.)

          (10.13) Form of Guaranty, dated as of September 24, 2001, by each of Metretek Technologies, Inc., PowerSecure, Inc. and Metretek,
                    Incorporated for the benefit of Wells Fargo Business Credit,
                    Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 5,
                    2001.)

          (10.14) Form of Security Agreement, dated as of September 24, 2001, between Wells Fargo Business Credit, Inc. and each of
                    Metretek Technologies, Inc., PowerSecure, Inc. and Metretek,
                    Incorporated. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 5,
                    2001.)

          (10.15) First Amendment to Credit and Security Agreement, dated as of November 19, 2002, between Southern Flow Companies, Inc.
                    and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.31 to Metretek's Annual Report on
                    Form 10-KSB for the year ended December 31, 2002.)

          (10.16) Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of March 26, 2003, between Southern
                    Flow Companies, Inc. and Wells Fargo Business Credit, Inc.
                    (Incorporated by reference to Exhibit 10.32 to Metretek's
                    Annual Report on Form 10-KSB for the year ended December 31,
                    2002.)

          (10.17) Third Amendment to Credit and Security Agreement, dated as of April 4, 2003, between Southern Flow Companies, Inc. and
                    Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-Q for the period ended March 31, 2003.)

          (10.18) Fourth Amendment to Credit and Security Agreement, dated as of September 24, 2003, between Southern Flow Companies, Inc.
                    and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.4 to Metretek's Current Report on
                    Form 8-K filed October 3, 2003.)

          (10.19) Fifth Amendment to Credit and Security Agreement, dated as of March 29, 2004, between Southern Flow Companies, Inc. and
                    Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.)

          (10.20) Sixth Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of December 8, 2004, between Southern
                    Flow Companies, Inc. and Wells Fargo Business Credit, Inc.
                    (Incorporated by reference to Exhibit 10.2 to Metretek's
                    Current Report on Form 8-K filed December 14, 2004.)

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

          (10.24) First Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of March 26, 2003, between Metretek, Incorporated and Wells Fargo Business Credit, Inc.
                    (Incorporated by reference to Exhibit 10.33 to Metretek's
                    Annual Report on Form 10-KSB for the year ended December 31,
                    2002.)

          (10.25) Second Amendment to Credit and Security Agreement, dated as of September 24, 2003, between Metretek, Incorporated and
                    Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.5 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

          (10.26) Third Amendment to Credit and Security Agreement, dated as of November 13, 2003, between Metretek, Incorporated and
                    Wells Fargo Business Credit, Inc. (Filed herewith.)

          (10.27) Fourth Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of March 24, 2004, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Filed herewith.)

          (10.28) Fifth Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of June 3, 2004, between Metretek, Incorporated and Wells Fargo Business Credit, Inc.
                    (Incorporated by reference to Exhibit 10.1 to Metretek's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended
                    June 30, 2004.)

          (10.29) Sixth Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of December 8, 2004, between Metretek, Incorporated and Wells Fargo Business Credit, Inc.
                    (Incorporated by reference to Exhibit 10.1 to Metretek's
                    Current Report on Form 8-K filed December 14, 2004.)

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

          (10.33) First Amendment to Credit and Security Agreement, dated as of December 8, 2004, between PowerSecure, Inc. and Wells
                    Fargo Business Credit, Inc. (Incorporated by reference to
                    Exhibit 10.3 to to Metretek's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.)

          (10.34)   Employment and Non-Competition Agreement, dated as of June
                    24, 2002, between Metretek, Incorporated and Thomas R.
                    Kellogg. (Incorporated by reference to Exhibit 10.24 to Metretek's Annual Report on Form 10-KSB for the year ended
                    December 31, 2002.)*

          (10.35) Employment and Non-Competition Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and Sidney
                    Hinton. (Incorporated by reference to Exhibit 10.25 to Metretek's Annual Report on Form 10-KSB for the year ended
                    December 31, 2002.)*

          (10.36)   Form of Stock Purchase Agreement, dated as of September 10,
                    2004, by and between Metretek Technologies, Inc. and the employee-shareholders of PowerSecure, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on
                    Form 8-K, filed September 13, 2004)*

          (10.37) Amended Stipulation of Settlement, filed March 3, 2004, among Douglas W. Heins on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et. al.
                    (Incorporated by reference to Exhibit 10.39 to Metretek's
                    Annual Report on Form 10-K for the year ended December 31,
                    2003.)

          (10.38) Order Granting Final Approval of the Partial Settlement, dated June 11, 2004. (Incorporated by reference to Exhibit
                    99.1 to Metretek's Current Report on Form 8-K filed June 14,
                    2004.)

          (10.39)   Summary Sheet of Compensation of Non-Employee Directors.
                    (Filed herewith.)

          (14.1)    Metretek Technologies, Inc. Code of Ethics for Principal
                    Executive Officer and Senior Financial Officers.
                    (Incorporated by reference to Exhibit 14.1 to Metretek's
                    Annual Report on Form 10-K for the year ended December 31,
                    2003.)

          (14.2)    Metretek Technologies, Inc. Code of Business Conduct and
                    Ethics. (Incorporated by reference to Exhibit 14.2 to Metretek's Annual Report on Form 10-K for the year ended
                    December 31, 2003.)

          (21.1) Subsidiaries of Metretek Technologies, Inc. (Filed herewith.)

          (23.1)    Consent of Hein & Associates LLP (Filed herewith.)

          (23.2)    Consent of Deloitte & Touche LLP (Filed herewith.)

          (31.1)    Certification of Chief Executive Officer pursuant to Rule
                    13a-14(a) or 15d-14(a) under the Securities Exchange Act of
                    1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

          (31.2)    Certification of Chief Financial Officer pursuant to Rule
                    13a-14(a) or 15d-14(a) under the Securities Exchange Act of
                    1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

          (32.1)    Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (Filed herewith.)

          (32.2)    Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (Filed herewith.)

----------
     *    Management contract or compensation plan or arrangement.

(B)  ITEM 601 EXHIBITS

     The exhibits required by this Item are listed under Item 15(a)(3) of this Report, above.

(C)  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules required by this Item are listed under
     Item 15(a)(2) of this Report, above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METRETEK TECHNOLOGIES, INC.


                                        By: /s/ W. Phillip Marcum
                                            ------------------------------------
                                            W. Phillip Marcum, President and
                                            Chief Executive Officer
                                            Date: March 21, 2005

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                      TITLE                          DATE
---------                                      -----                          ----


/s/ W. Phillip Marcum       Chairman of the Board, President,            March 21, 2005
-------------------------   Chief Executive Officer and Director
W. Phillip Marcum           (Principal executive officer)


/s/ A. Bradley Gabbard      Executive Vice President, Chief Financial    March 21, 2005
-------------------------   Officer, Treasurer, Secretary and Director
A. Bradley Gabbard          (Principal financial officer)


/s/ Gary J. Zuiderveen      Controller,  Principal Accounting            March 21, 2005
-------------------------   Officer and Secretary
Gary J. Zuiderveen          (Principal accounting officer)


/s/ Basil M. Briggs         Director                                     March 21, 2005
-------------------------
Basil M. Briggs


/s/ Anthony D. Pell         Director                                     March 21, 2005
-------------------------
Anthony D. Pell


/s/ Kevin P. Collins        Director                                     March 21, 2005
-------------------------
Kevin P. Collins

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS OF
   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm                      F-2

Report of Independent Registered Public Accounting Firm                      F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003                 F-4

Consolidated Statements of Operations for the Years Ended
   December 31, 2004, 2003 and 2002                                          F-6

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2004, 2003 and 2002                                    F-7

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002                                          F-8

Notes to Consolidated Financial Statements                                   F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Metretek Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Metretek Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP

Denver, Colorado
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metretek Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Metretek Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As disclosed in Note 3 to the consolidated financial statements, the Company discontinued the MCM operations in December 2004. The results of MCM prior to the disposition are included in loss on discontinued operations in the accompanying consolidated financial statement for the two years ended December 31, 2003. Also, as disclosed in Note 1 to the consolidated financial statements, the Company adopted EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128".

/s/ Deloitte & Touche LLP


Denver, Colorado
March 25, 2004 (March 11, 2005
as to the effects of the discontinued
operations described in Note 3 and
the adoption of EITF 03-6 described
in Note 1)

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                          2004          2003
                                                                      -----------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 2,951,489   $ 2,101,675
   Trade receivables, net of allowance for doubtful accounts
      of $740,742 and $200,706, respectively                            8,702,437     6,613,153
   Other receivables                                                       25,850        59,864
   Inventories                                                          3,190,653     3,984,223
   Prepaid expenses and other current assets                              524,508       489,253
                                                                      -----------   -----------
      Total current assets                                             15,394,937    13,248,168
                                                                      -----------   -----------
PROPERTY, PLANT AND EQUIPMENT:
   Equipment                                                            5,052,664     3,810,632
   Vehicles                                                                61,041        66,590
   Furniture and fixtures                                                 543,127       588,869
   Land, building and improvements                                        796,182       754,167
                                                                      -----------   -----------
      Total property, plant and equipment, at cost                      6,453,014     5,220,258
   Less accumulated depreciation and amortization                       3,715,884     3,814,908
                                                                      -----------   -----------
      Property, plant and equipment, net                                2,737,130     1,405,350
                                                                      -----------   -----------
OTHER ASSETS:
   Goodwill (Notes 1 and 5)                                             8,840,148     7,617,196
   Patents and capitalized software development, net of accumulated
      amortization of $1,135,843 and $1,033,109, respectively             233,390       288,657
   Investment in unconsolidated affiliate                               2,077,301       691,100
   Note receivable (Note 3)                                               780,000
   Other assets                                                           148,010        76,070
                                                                      -----------   -----------
      Total other assets                                               12,078,849     8,673,023
                                                                      -----------   -----------
TOTAL                                                                 $30,210,916   $23,326,541
                                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                      ---------------------------
                                                                          2004           2003
                                                                      ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $  3,206,094   $  1,978,226
   Accrued and other liabilities                                         5,002,536      4,530,149
   Notes payable (Note 6)                                                1,171,988        750,753
   Redeemable preferred stock - Series B (Note 4)                          893,957
   Capital lease obligations (Note 7)                                        3,477         25,411
                                                                      ------------   ------------
      Total current liabilities                                         10,278,052      7,284,539
                                                                      ------------   ------------

LONG-TERM NOTES PAYABLE (NOTE 6)                                         6,075,065      5,226,950
                                                                      ------------   ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS (NOTE 7)                               7,094         16,483
                                                                      ------------   ------------

LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 3)                            843,649
                                                                      ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

MINORITY INTEREST IN SUBSIDIARIES (NOTE 10)                                 89,792        207,280
                                                                      ------------   ------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES B,
   $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED;
   7,000 SHARES ISSUED AND OUTSTANDING AT
   DECEMBER 31, 2003; REDEMPTION
   VALUE $1,000 PER SHARE (NOTE 4)                                                      9,422,132
                                                                      ------------   ------------
STOCKHOLDERS' EQUITY (NOTE 10):
   Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
   Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
   Common stock, $.01 par value; 25,000,000 shares
      authorized; 12,186,741 and 6,043,469 shares issued
      and outstanding, respectively                                        121,867         60,435
   Additional paid-in-capital                                           71,413,120     55,107,132
   Deferred compensation                                                  (132,000)
   Accumulated deficit                                                 (58,485,723)   (53,998,410)
                                                                      ------------   ------------
      Total stockholders' equity                                        12,917,264      1,169,157
                                                                      ------------   ------------
TOTAL                                                                 $ 30,210,916   $ 23,326,541
                                                                      ============   ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                            2004          2003          2002
                                                        -----------   -----------   -----------
REVENUES:
   Sales and services                                   $34,700,954   $36,332,145   $26,401,794
   Other                                                    475,969       141,591        51,137
                                                        -----------   -----------   -----------
      Total revenues                                     35,176,923    36,473,736    26,452,931
                                                        -----------   -----------   -----------

COSTS AND EXPENSES:
   Cost of sales and services                            23,897,325    25,686,448    17,938,158
   General and administrative                             6,834,960     6,105,010     5,709,894
   Selling, marketing and service                         2,112,203     1,600,684     1,555,150
   Depreciation and amortization                            578,516       514,640       576,422
   Research and development                                 667,293       626,760       551,518
   Interest, finance charges and other                      480,110       285,437       205,234
   Provision for litigation costs, net (Note 8)                  --            --     1,763,723
   Nonrecurring charges (Note 3)                                 --            --       182,496
                                                        -----------   -----------   -----------
      Total costs and expenses                           34,570,407    34,818,979    28,482,595
                                                        -----------   -----------   -----------
Income (loss) from continuing operations before
   minority interest, income taxes, and equity income       606,516     1,654,757    (2,029,664)

Minority interest (Note 10)                                (238,389)     (207,280)           --
Income taxes (Note 9)                                       (47,590)      (56,980)      (45,509)
Equity in income of unconsolidated affiliate              1,254,509       468,790       211,265
                                                        -----------   -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  1,575,046     1,859,287    (1,863,908)
                                                        -----------   -----------   -----------

DISCONTINUED OPERATIONS OF MCM (NOTE 3)
   Loss on disposal of MCM                               (3,355,301)           --            --
   Loss from operations of MCM                           (1,463,285)     (980,302)   (1,518,409)
                                                        -----------   -----------   -----------

LOSS ON DISCONTINUED OPERATIONS                          (4,818,586)     (980,302)   (1,518,409)
                                                        -----------   -----------   -----------
NET INCOME (LOSS)                                       $(3,243,540)  $   878,985   $(3,382,317)
                                                        ===========   ===========   ===========

PER SHARE AMOUNTS (NOTE 1):
INCOME (LOSS) FROM CONTINUING OPERATIONS:
   Basic                                                $      0.03   $      0.11   $     (0.45)
                                                        ===========   ===========   ===========
   Diluted                                              $      0.03   $      0.11   $     (0.45)
                                                        ===========   ===========   ===========

NET INCOME (LOSS):
   Basic                                                $     (0.47)  $     (0.06)  $     (0.70)
                                                        ===========   ===========   ===========
   Diluted                                              $     (0.45)  $     (0.06)  $     (0.70)
                                                        ===========   ===========   ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                  9,531,199     6,043,469     6,077,388
                                                        ===========   ===========   ===========
   Diluted                                               10,035,730     6,051,580     6,077,388
                                                        ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                       ACCUMULATED
                                     COMMON STOCK         ADDITIONAL                      OTHER
                                ----------------------     PAID-IN       DEFERRED     COMPREHENSIVE    ACCUMULATED
                                   SHARES       VALUE      CAPITAL     COMPENSATION   INCOME (LOSS)      DEFICIT        TOTAL
                                -----------   --------   -----------   ------------   -------------   ------------   -----------
BALANCE,
   JANUARY 1, 2002                6,077,764   $ 60,778   $55,116,789                    $(65,935)     $(49,753,163)  $ 5,358,469
Comprehensive loss:
   Foreign currency
      translation adjustments                                                             65,935                          65,935
   Net loss                                                                                             (3,382,317)   (3,382,317)
                                                                                                                      -----------
Total comprehensive loss                                                                                              (3,316,382)
Repurchases of
   common stock                     (34,295)      (343)      (24,657)                                                    (25,000)
Preferred stock
   distribution                                                                                           (851,724)     (851,724)
                                -----------   --------   -----------    ---------       ---------     ------------   -----------
BALANCE,
   DECEMBER 31, 2002              6,043,469     60,435    55,092,132                                   (53,987,204)    1,165,363
Net income                                                                                                 878,985       878,985
Minority interest stock
   compensation                                               15,000                                                      15,000
Preferred stock
   distribution                                                                                           (890,191)     (890,191)
                                -----------   --------   -----------    ---------       ---------     ------------   -----------
BALANCE,
   DECEMBER 31, 2003              6,043,469     60,435    55,107,132                                   (53,998,410)    1,169,157
Net loss                                                                                                (3,243,540)   (3,243,540)
Private placement, net            3,510,548     35,105     9,793,586                                                   9,828,691
Conversion of preferredstock      1,329,173     13,292     4,413,996                                                   4,427,288
Stock issued in acquisition of
   PowerSecure minority Interest    950,000      9,500     1,492,925                                                   1,502,425
Stock option exercises              263,551      2,635       408,381                                                     411,016
Stock awards                         90,000        900       197,100    $(198,000)
Amortization of deferred
   compensation                                                            66,000                                         66,000
Preferred stock
   distribution                                                                                         (1,243,773)   (1,243,773)
                                -----------   --------   -----------    ---------       ---------     ------------   -----------
BALANCE,
   DECEMBER 31, 2004             12,186,741   $121,867   $71,413,120    $(132,000)      $             $(58,485,723)  $12,917,264
                                ===========   ========   ===========    =========       =========     ============   ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                           2004          2003          2002
                                                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(3,243,540)  $   878,985   $(3,382,317)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Loss on disposal of MCM operations                                 3,355,301
      Loss from discontinued operations of MCM                           1,463,285       980,302     1,518,409
      Depreciation and amortization                                        578,516       514,640       576,422
      Provision for litigation costs                                                                 1,763,723
      Minority interest in subsidiary                                      238,389       222,280
      Loss on disposal of property, plant and equipment                        262        13,327        16,352
      Equity in income of unconsolidated affiliate                      (1,254,509)     (468,790)     (211,265)
      Distributions from unconsolidated affiliate                          807,732       332,137       101,251
      Stock compensation                                                    66,000
   Changes in operating assets and liabilities, net of acquisitions:
      Trade receivables, net                                            (2,834,777)   (2,403,211)      770,477
      Inventories                                                       (1,235,077)     (775,449)      (73,477)
      Other current assets                                                  (1,241)       14,195          (757)
      Other noncurrent assets                                              (71,940)      (18,069)         (278)
      Accounts payable                                                   1,227,868       381,356       140,656
      Accrued and other liabilities                                        476,609     1,661,378       313,450
                                                                       -----------   -----------   -----------
   Net cash provided by (used in) continuing operations                   (427,122)    1,333,081     1,532,646
   Net cash used by discontinued operations of MCM                      (1,441,705)     (804,083)   (1,436,414)
                                                                       -----------   -----------   -----------
   Net cash provided by (used in) operating activities                  (1,868,827)      528,998        96,232
                                                                       -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliate                                 (955,784)
   Capitalized software purchases or development                           (47,467)       (2,000)      (11,841)
   Purchases of property, plant and equipment                           (2,229,640)     (294,067)     (534,426)
   Minority interest acquired                                              (80,979)
   Proceeds from sale of property, plant and equipment                       5,700           800         1,500
                                                                       -----------   -----------   -----------
      Net cash used in investing activities                             (3,308,170)     (295,267)     (544,767)
                                                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement                                   9,828,691
   Proceeds from stock option exercises                                    411,016
   Net borrowings on line of credit                                         75,863     1,074,390       445,258
   Proceeds from equipment and project loans                             1,212,570        30,169       238,863
   Proceeds from investment loan                                           960,784
   Principal payments on long-term notes payable                          (979,867)      (71,049)
   Distributions to minority interests                                     (55,701)
   Repurchase of common stock                                                                          (25,000)
   Payments on preferred stock redemptions                              (5,344,660)
   Payments on capital lease obligations                                   (81,885)      (50,409)      (21,819)
                                                                       -----------   -----------   -----------
      Net cash provided by financing activities                          6,026,811       983,101       637,302
                                                                       -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  849,814     1,216,832       188,767

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           2,101,675       884,843       696,076
                                                                       -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 2,951,489   $ 2,101,675   $   884,843
                                                                       ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. ("Metretek Technologies") and its subsidiaries, primarily Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure"), Metretek, Incorporated ("Metretek Florida") (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. ("MCM")), and Marcum Gas Transmission, Inc. ("MGT") (and its majority-owned subsidiary, Conquest Acquisition Company LLC ("CAC LLC")), collectively referred to as the "Company."

     Metretek Technologies was incorporated on April 5, 1991. The focus of the Company's business operations is currently in the following areas: 1) Southern Flow provides natural gas measurement services; 2) PowerSecure designs and installs distributed generation equipment and related services; and 3) Metretek Florida is engaged in automated energy data management. See
     Note 11 for more information concerning the Company's reportable segments.

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

                                                           2004        2003        2002
                                                        ----------   --------   ----------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:

   Interest                                             $  404,030   $202,668   $  147,956
   State income taxes                                       12,958     56,980       45,509

Supplemental schedule of non-cash investing and
   financing activities:
      Capital lease obligations incurred for the
         purchase of equipment                             526,395     98,424           --
      Acquisition of minority interest in PowerSecure
         through issuance of stock                       1,202,249         --           --
      Issuance of restricted stock compensation            198,000         --           --
      Note receivable in payment for sale
         of discontinued MCM operations                    780,000         --           --
      Conversion of preferred stock                      4,427,288         --           --
      Cancellation of disputed note payable
         to vendor for non-performance                          --         --    2,471,426

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates, allowance for doubtful accounts receivable, inventory valuation reserves, and deferred tax valuation allowance.

     REVENUE RECOGNITION - Equipment and supply sales are recognized when delivered, and natural gas measurement revenues are recognized as services are provided. The Company utilizes the percentage-of-completion method of method of revenue recognition for PowerSecure's contracts. Under the percentage-of-completion method of accounting, PowerSecure recognizes project revenues (and associated project costs) based on estimates of the value added for each portion of the projects completed. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. The Company recognizes revenues on PowerSecure's shared savings distributed generation projects as the customer realizes energy savings their site.

     ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company continuously monitors collections and payments from its customers and regularly adjusts credit limits of customers based upon payment history and a customer's current credit worthiness, as judged by the Company. The Company maintains a provision for estimated credit losses. The December 31, 2004 balance of the allowance for doubtful accounts includes $587,000 provided for losses on receivables from the discontinued operations of the Company's MCM business (see Note 3).

     INVENTORIES - Inventories are stated at the lower of cost (determined primarily on a first-in, first-out basis) or market. Inventories at December 31, 2004 and 2003 are summarized as follows:

                                     2004         2003
                                 -----------   ----------
Raw materials and supplies       $ 3,013,759   $2,222,461
Work in process                      471,270    1,085,315
Finished goods and merchandise     1,253,894      964,246
Valuation reserve                 (1,548,270)    (287,799)
                                 -----------   ----------
Total                            $ 3,190,653   $3,984,223
                                 ===========   ==========

     The raw materials and supplies inventory at December 31, 2004, includes $1,567,000 of inventory from the discontinued operations of the Company's MCM business (see Note 3), of which $1,199,000 has been reserved for losses expected upon disposal of that inventory.

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". FAS No. 151 amends the guidance in Chapter 4, "Inventory Pricing," of Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. FAS No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005, which the Company will be required to adopt for fiscal 2006. The Company is currently evaluating the impact, if any, that FAS No. 151 will have on its consolidated financial position or results of operations.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 2 to 30 years. Property, plant and equipment includes items under capital lease with a net book value of $10,813 and $66,406 at December 31, 2004 and 2003, respectively.

INVESTMENT IN UNCONSOLIDATED AFFILIATE -The Company, through MGT, holds a minority interest in Marcum Midstream 1995-2 Business Trust ("MM 1995-2") which it acquired in early 1996. During the first quarter of 2004, the Company acquired additional equity interests in MM 1995-2 at a purchase price of $956,000, with an effective date of the acquisition of January 1, 2004. As a result of this additional investment, the Company currently owns an approximate 26% economic interest in MM 1995-2. MM 1995-2 owns and operates four water disposal well facilities in northeastern Colorado.

To facilitate the acquisition of the additional equity interests, MGT formed CAC LLC, a majority-owned subsidiary. Financing of the acquired equity interests was provided by a $961,000 term loan from a commercial bank to CAC LLC. The loan is collateralized by CAC LLC's and MGT's collective interests in MM 1995-2, and the Company has provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. Cash distributions from MM 1995-2 to CAC LLC are being used to fund the monthly payments on the term loan.

The Company utilizes the equity method to account for its investment in MM 1995-2. The minority shareholder's interest in CAC LLC at December 31, 2004, is included in minority interest in the accompanying consolidated financial statements.

Summarized financial information for MM 1995-2 at December 31, 2004 and 2003 and for the three years ended December 31, 2004 are as follows:

                                                   DECEMBER 31,
                                             -----------------------
                                                2004         2003
                                             ----------   ----------
Total current assets                         $1,766,687   $1,510,302
Property, plant and equipment, net            5,158,373    4,681,899
Total other assets                               16,537       23,801
                                             ----------   ----------
Total assets                                 $6,941,597   $6,216,002
                                             ==========   ==========

Total current liabilities                    $  812,796   $  795,599
Long-term note payable                          419,559    1,020,561
Total shareholders' equity                    5,709,242    4,399,842
                                             ----------   ----------
Total liabilities and shareholders' equity   $6,941,597   $6,216,002
                                             ==========   ==========

                                  YEAR ENDED DECEMBER 31,
                           ------------------------------------
                              2004         2003         2002
                           ----------   ----------   ----------
Total revenues             $7,208,648   $5,311,822   $3,333,195
Total costs and expenses    3,299,248    2,480,899    2,153,918
                           ----------   ----------   ----------
Net income                 $3,909,400   $2,830,923   $1,179,277
                           ==========   ==========   ==========

GOODWILL AND OTHER INTANGIBLE ASSETS - Effective January 1, 2002, the Company adopted the provisions of FAS No. 141, "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." FAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS No. 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that do not have an indefinite life continue to be amortized over their estimated useful lives. Effective June 30, 2002, the Company completed the initial testing of the impairment of goodwill required by FAS No. 142. The Company also tests for goodwill impairment annually on October 1. As a result of these tests, the Company has concluded that there has been no impairment of goodwill as of each of the respective testing dates.

The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 2004 and 2003 are $233,390 and $288,657, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, generally 10 to 17 years. Patent and license agreement costs have been fully amortized at December 31, 2004 and 2003.

ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 2004 and 2003 are summarized as follows:

                                                        2004         2003
                                                     ----------   ----------
Payroll, employee benefits and related liabilities   $1,441,216   $1,159,067
Deferred revenue                                        408,097      436,063
Sales, property and other taxes payable                 229,366       80,282
Insurance premiums and reserves                         416,786      326,961
Accrued project costs                                   829,615    1,008,159
Advance billings on projects in progress              1,601,773      951,020
Warranty reserve                                         67,229       97,494
Accrued litigation costs                                     --      420,017
Other                                                     8,454       51,086
                                                     ----------   ----------
Total                                                $5,002,536   $4,530,149
                                                     ==========   ==========

INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed using the weighted average number of shares outstanding. Diluted income (loss) per share reflects the potential dilutions that would occur if stock options were exercised using the average market price for the Company's stock for the period. The Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). The Company adopted EITF 03-6 as of April 1, 2004, and has retroactively adjusted prior periods pursuant to its provisions. EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by Statement of Financial Accounting Standards No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. The Company's Series B Redeemable Preferred Stock was a participating security under the provisions of EITF 03-6 for periods prior to its redemption on December 9, 2004. No undistributed earnings are allocable to the Company's Series B Redeemable

Preferred Stock for the year ended December 31, 2004 since such shares have been redeemed effective December 9, 2004.

The following table sets forth the calculation of basic and diluted earnings per share:

                                                       YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                   2004         2003          2002
                                               -----------   ----------   -----------
Income (loss) from continuing operations       $ 1,575,046   $1,859,287   $(1,863,908)
Less preferred stock
   deemed distribution (1)                      (1,243,773)    (890,191)     (851,724)
                                               -----------   ----------   -----------
Income (loss) from continuing
   operations to be allocated                      331,273      969,096    (2,715,632)
Less allocation of undistributed earnings
   to participating preferred stock                     --     (327,302)           --
                                               -----------   ----------   -----------
Income (loss) from continuing operations
   attributable to common shareholders             331,273      641,794    (2,715,632)
Loss from discontinued operations               (4,818,586)    (980,302)   (1,518,409)
                                               -----------   ----------   -----------
Net loss attributable
   to common shareholders                      $(4,487,313)  $ (338,508)  $(4,234,041)
                                               ===========   ==========   ===========
Basic weighted-average common
   shares outstanding in period                  9,531,199    6,043,469     6,077,388
   Add dilutive effects of stock options (2)       504,531        8,111            --
                                               -----------   ----------   -----------
Diluted weighted-average common
   shares outstanding in period (4)             10,035,730    6,051,580     6,077,388
                                               ===========   ==========   ===========
Basic earnings (loss) per common share:
   Income (loss) from continuing operations    $      0.03   $     0.11   $     (0.45)
   Loss from discontinued operations                 (0.50)       (0.16)        (0.25)
                                               -----------   ----------   -----------
   Basic earnings per common share (3)         $     (0.47)  $    (0.06)  $     (0.70)
                                               ===========   ==========   ===========
Diluted earnings (loss) per common share:
   Income (loss) from continuing operations    $      0.03   $     0.11   $     (0.45)
   Loss from discontinued operations                 (0.48)       (0.16)        (0.25)
                                               -----------   ----------   -----------
   Diluted earnings per common share (3)       $     (0.45)  $    (0.06)  $     (0.70)
                                               ===========   ==========   ===========

(1) The preferred stock deemed distribution for the year ended December 31, 2004 includes a non-cash charge (expense) of $593,000, which represents the estimated fair market value of inducement conveyed to the converting Preferred Stockholders in connection with the Private Placement discussed further in Note 2.

(2) The assumed conversion of stock options, convertible preferred stock and warrants has been excluded from weighted average shares outstanding for the year ended December 31, 2002 because the effect would be anti-dilutive.

(3) Basic and diluted earnings per share for the year ended December 31, 2003 differ from the amounts originally presented in the Company's Annual Report on Form 10-K dated December 31, 2003 for the effects of the allocation of earnings to participating preferred stock as required by the provisions of EITF 03-6.

     DEFERRED COMPENSATION - During the third quarter 2004, the Company awarded, subject to restrictions, 90,000 shares of common stock to certain executives of the Company. The stock awards vest in one-third increments over a three-year period. The Company recorded deferred compensation expense in the amount of $198,000 for the fair market value of the stock on the date of the award. The deferred compensation is amortized over the remaining vesting period. The Company amortized $66,000 of the deferred compensation expense during the year ended December 31, 2004.

     STOCK BASED COMPENSATION - The Company utilizes the intrinsic value method to account for employee stock options as well as stock options issued to independent members of the board of directors. The Company utilizes the fair value method to account for stock based compensation to non-employees. In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). FAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income
     (loss) and earnings (loss) per share in annual and interim financials statements.

     At December 31, 2004, the Company has three stock-based employee and director compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants to employees and directors, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 for the years ended December 31, 2004, 2003 and 2002:

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                              2004         2003         2002
                                          -----------   ---------   -----------
Net loss applicable to common
   shareholders - as reported             $(4,487,313)  $(338,508)  $(4,234,041)

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method             (193,047)    (76,437)      (34,837)
                                          -----------   ---------   -----------
Net loss applicable to common
   shareholders - pro forma               $(4,680,360)  $(414,945)  $(4,268,878)
                                          ===========   =========   ===========
Income (loss) per basic common share:
   As reported                            $     (0.47)  $   (0.06)  $     (0.70)
                                          ===========   =========   ===========
   Pro forma                              $     (0.49)  $   (0.07)  $     (0.70)
                                          ===========   =========   ===========
Income (loss) per diluted common share:
   As reported                            $     (0.45)  $   (0.06)  $     (0.70)
                                          ===========   =========   ===========
   Pro forma                              $     (0.47)  $   (0.07)  $     (0.70)
                                          ===========   =========   ===========

     The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2004, 2003 and 2002: stock price volatility of 58%, 107% and 105%, respectively; risk-free interest rate of 3.53% in 2004 and 3.5% in

     2003 and 2002; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

     In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS No. 123(R)"). FAS No. 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". FAS No. 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS No. 123 will no longer be an alternative to financial statement recognition. FAS No. 123(R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods beginning after June 15, 2005, which for the Company will be the third quarter of fiscal 2005. The Company is currently evaluating the effect of adopting FAS No. 123(R) on its financial position and results of operations, and the Company has not yet determined whether the adoption of FAS No. 123(R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS No. 123.

     RESEARCH AND DEVELOPMENTS COSTS - Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under FAS 86) are expensed as incurred.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities including hedging foreign currency expenses. The Company adopted FAS No. 133 on January 1, 2001. In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Because the Company does not utilize derivative financial instruments, the adoption of FAS No. 133 and FAS No. 149 had no affect on the consolidated financial position, results of operations or cash flows of the Company.

     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset

     EXIT OR DISPOSAL ACTIVITIES - In July 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

     Certain Costs Incurred in a Restructuring)". FAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 on January 1, 2003. The adoption of FAS 146 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

     GUARANTEES AND INDEBTEDNESS OF OTHERS - In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements became effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 during the first quarter 2003. The Company currently has no guarantees of indebtedness of others and the adoption of FIN 45 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

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

     FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY - In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 had no effect on the consolidated financial position, results of operations or cash flows of the Company.

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

     RECLASSIFICATIONS - During the third quarter of 2004, the Board of Directors of the Company approved a plan to discontinue the business of MCM and sell all of its manufacturing assets (See Note 3). The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations. In addition, the Company has reclassified its equity in income of unconsolidated affiliate from other revenues to a separate line in the consolidated statements of operations for all periods presented. Finally, certain other 2003 and 2002 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or loss.

2.   PRIVATE PLACEMENT AND CONVERSION OF SERIES B PREFERRED STOCK

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

     The Company received net cash proceeds of $9,829,000 from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement have been used by the Company principally to meet its mandatory redemption obligations related to its Series B Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), which matured on December 9, 2004 (the "Mandatory Redemption Date"), and for other business commitments and initiatives.

     The warrants issued in the Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. The warrants are callable by the Company commencing one year after issuance if the trading price of the common stock is at least two times the warrant exercise price for 30 consecutive trading days and certain other conditions are satisfied. In addition to the warrants issued to the investors, the Company issued warrants to purchase up to 351,055 shares of common stock to the placement agent, which warrants are on the same basic terms as the warrants issued to the investors. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC"), covering resales of shares of common stock issued in the Private Placement or upon the exercise of the warrants.

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

3.   DISCONTINUED OPERATIONS OF MCM AND NONRECURRING CHARGES

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

     On December 30, 2004, the Company sold the contract manufacturing assets and business of the MCM disposal group to InstruTech Florida, LLC ("InstruTech Florida"), a newly formed wholly-owned subsidiary of InstruTech, Inc., a Colorado-based contract manufacturer of printed circuit boards and other instrumentation products. InstruTech Florida issued a promissory note in the amount of $780,000 to the Company for the assets and business acquired. The note is payable only out of 50% of the net cash flow of InstruTech Florida and accrues interest at the rate of 4.75%. If at least 30% of the note is not repaid prior to December 31, 2007, the Company and InstruTech have agreed to negotiate in good faith whether to extend the term of the note or whether to declare a default and cause InstruTech to return the purchased equipment to the Company. In addition, InstruTech Florida issued an option to the

     Company that would allow Metretek Florida to acquire up to 19% of InstruTech Florida for a period of three years, or until the promissory note has been repaid in full.

     In connection with the sale to InstruTech Florida, the Company has agreed to provide up to $150,000 in the form of a bridge loan to InstruTech Florida for a period of six months ending June 30, 2005. Repayment of any amounts advanced under terms of the bridge loan are to be repaid in amounts equal to 75% of monthly positive cash flow from operations of InstruTech Florida. Through February 28, 2005, the Company has advanced $50,000 under terms of the bridge loan. In addition, Metretek Florida has offered use of Metretek Florida's facilities through June 30, 2005. InstruTech Florida has agreed to purchase Metretek Florida's remaining contract manufacturing inventory on an "as needed" basis at fair value. For a period of six months (subject to extension), Metretek Florida has agreed to utilize InstruTech Florida as its exclusive contract manufacturer.

     The sale agreement may be terminated at any time prior to March 31, 2005, under certain conditions, upon the following: i) by mutual agreement of the Company and InstruTech Florida; ii) by InstruTech Florida if it determines customer purchase orders and commitments are below a commercially viable level; or iii) by the Company if it determines that InstruTech Florida has no reasonable chance to be commercially successful or generate positive cash flow within the succeeding 6 to 12 month period.

     The Company recorded a loss in the amount of $3,355,000 on the disposal of MCM, including a loss of $2,835,000 on the disposal of the MCM assets. The remaining assets and liabilities of the MCM disposal group at December 31, 2004, are as follows:

Assets:
   Accounts receivable, net         $416,370
   Inventory, net                    368,265
                                    --------
                                    $784,635
                                    ========
Liabilities:
   Capital lease terminations       $580,446
   Operating lease obligations        97,738
   Employee severance obligations    165,465
                                    --------
                                    $843,649
                                    ========

     The remaining assets of the MCM disposal group will be liquidated through collections on receivables and through subsequent sales of inventory to third parties, including InstruTech Florida.

     Revenues of the MCM disposal group for the years ended December 31, 2004, 2003 and 2002 were $3,976,000, $2,369,000 and $639,000, respectively.
     Operations of the MCM disposal group had previously been included in the Company's Metretek Florida operating segment.

     Nonrecurring charges for the year ended December 31, 2002 includes the costs related to the June 2002 changes in management at Metretek Florida, principally termination benefits paid or payable to former Metretek Florida management personnel. The balance of unpaid termination benefits was $0 at both December 31, 2004 and 2003.

4.   SERIES B PREFERRED STOCK

     On February 4, 2000, the Company completed a $14,000,000 private placement (the "Units Private Placement") of 7,000 units ("Units"), with each Unit consisting of 200 shares of common stock, 1 share of Series B Preferred Stock and warrants ("Unit Warrants") to purchase 100 shares of common stock.

     In the Units Private Placement, the Company issued 1,400,000 shares of common stock, 7,000 shares of Series B Preferred Stock and Unit Warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock was subject to a mandatory redemption date of December 9, 2004. The Unit Warrants expired unexercised on December 9, 2004.

     The proceeds from the sale of the Units were allocated to common stock, the Unit Warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in certain Series B Preferred Stock being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. The amortization of the discount, along with the preferred stock dividend at a rate of 8%, was recorded as a distribution over the term of the Series B Preferred Stock.

     In connection with the Private Placement (see Note 2), a total of 2,750 shares of the Series B Preferred Stock were converted to common stock during 2004. The remaining 4,250 shares of Series B Preferred Stock were redeemable on December 9, 2004 at a liquidation preference of $1,000 per share plus accrued and unpaid dividends at an annual rate of 8%. The total redemption obligation of the 4,250 Series B Preferred Stock shares at December 9, 2004 was $6,239,000. Through December 31, 2004, the Company had fully retired 3,641 of the preferred stock shares at a total redemption value of $5,345,000. The remaining 609 preferred stock shares with a redemption value of $894,000 are expected to be retired during the first quarter of 2005 as the holders of the remaining preferred shares present such shares to the Company for redemption.

5.   ACQUISITION OF MINORITY INTEREST IN POWERSECURE

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

     During the third quarter of 2004, the Company entered into agreements to exchange 950,000 shares of the Company's common stock for the 13.88% minority interest in PowerSecure. Upon approval by certain shareholders of the Company and the receipt of a fairness opinion, the exchanges occurred on November 22, 2004, at which time PowerSecure became a wholly-owned subsidiary of the Company. Accounting for the acquisition of the minority interest was based upon the fair value of the stock of the Company issued in the acquisition. As a result of the transaction, the Company's obligation to the PowerSecure's minority shareholders in the amount of $300,000 was eliminated, 950,000 shares of the Company's common stock was issued, and goodwill in the amount of $1,202,000 was recorded on the books of PowerSecure representing the excess of the fair value of the shares issued in the acquisition over the historical book basis of the minority interest acquired.

6.   DEBT

     The balance of notes payable at December 31, 2004 and 2003 consists of the following:

                                            2004         2003
                                        -----------   ----------
Lines of credit                         $ 2,621,281   $2,545,418
Term loans:
   Settlement note payable                2,437,500    3,000,000
   Equipment and project loans            1,138,203      197,983
   Investment loan                          824,171
   Mortgage loan                            225,898      234,302
                                        -----------   ----------
Total notes payable                       7,247,053    5,977,703
                                        -----------   ----------

Less current maturities:
   Settlement note payable                 (750,000)    (562,500)
   Equipment and project loans             (225,027)    (179,849)
   Investment loan                         (187,769)
   Mortgage loan                             (9,192)      (8,404)
                                        -----------   ----------
Current maturities of notes payable      (1,171,988)    (750,753)
                                        -----------   ----------
Long-term maturities of notes payable   $ 6,075,065   $5,226,950
                                        ===========   ==========

     LINES OF CREDIT - The lines of credit consist of a $3,260,000 credit facility ("Credit Facility") with Wells Fargo Business Credit, Inc. ("Wells Fargo") that matures in September 2006. The Credit Facility restricts the Company's ability to sell or finance its subsidiaries, without Wells Fargo's consent. The Credit Facility, which constitutes the Company's primary credit agreement, is used primarily to fund the operations and growth of its subsidiaries, especially PowerSecure.

     The Credit Facility consists of separate credit agreements between Wells Fargo and each of Southern Flow, Metretek Florida and PowerSecure, as borrowers. At December 31, 2004, the Company had an aggregate borrowing base of $3,260,000 under the Credit Facility, of which $2,621,000 had been borrowed, leaving $639,000 available to borrow.

     The Credit Facility contains minimum interest charges and unused credit line and termination fees. The obligations of each of the borrowers have been guaranteed by Metretek Technologies and each of the other borrowers. These guarantees have been collateralized by guaranty agreements and security agreements entered into by the guarantors. The security agreements grant to Wells Fargo a first priority security interest in virtually all of the assets of each of the guarantors. The Credit Facility is further collateralized by a first priority security interest in virtually all of the assets of each borrower. Each credit agreement contains standard affirmative and negative covenants by the borrower, including financial covenants and other standard covenants related to operations, including limitations on future indebtedness and the payment of dividends the sale of assets and other corporate transactions, without Wells Fargo's consent.

     The Credit Facility between Wells Fargo and Southern Flow was amended in the first quarter 2004 to provide for new financial covenants applicable to certain financial results of Southern Flow during fiscal 2004. The Credit Facility between Wells Fargo and Metretek Florida was amended during both the third and fourth quarters of 2004 to establish less restrictive financial covenants for the remainder of fiscal 2004 and to establish financial covenants for 2005 reflecting Metretek Florida's projected financial results and condition resulting from its operations without the discontinued contract manufacturing business.

     TERM LOANS - In connection with the settlement of the class action litigation more fully described in Note 8, the Company issued a term note payable in the amount of $3.0 million (the "Settlement Note"). The Settlement Note bears interest at the rate of prime plus three percent (7.25% at December 31, 2004) is payable in 16 quarterly installments, each of $187,500 principal plus accrued interest. The Settlement Note is guaranteed by all of the Company's subsidiaries. The Company commenced payments on the Settlement Note on June 30, 2004. At December 31, 2004 and 2003, the principal balance due on the Settlement Note was $2,437,500 and $3,000,000, respectively.

     During the first quarter of 2004, the Company acquired additional equity interests in MGT's unconsolidated affiliate, which acquisition was financed through a $961,000 term loan from a commercial bank to CAC LLC (the "Investment Loan"). The Investment Loan is collateralized by CAC LLC's and MGT's collective interests in MM 1995-2, and the Company has provided a guaranty of $625,000 of the loan. The Investment Loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%). Cash distributions from MM 1995-2 to CAC LLC have been used to fund the monthly payments on the Investment Loan. At December 31, 2004, the principal balance due on the Investment Loan was $824,171.

     During 2004, PowerSecure completed two shared-savings distributed generation projects. Caterpillar Financial Services Corporation provided $1,213,000 to finance these projects (the "PowerSecure Project Loans"). The PowerSecure Project Loans are collateralized by the equipment purchased from Caterpillar as well as the revenues generated by the projects. The PowerSecure Project Loans provide for 60 monthly payments of principal and interest (at an annual rate of 6.75%) in the aggregate amount of approximately $24,000 per month. Monthly payments on the PowerSecure Project Loans are funded through payments from customers utilizing the distributed generation equipment on their sites. At December 31, 2004, the principal balance due on the PowerSecure Project Loans was $1,120,069.

     During 2003, PowerSecure financed the acquisition of certain construction equipment with proceeds of a loan from Caterpillar Financial Services Corporation (the "PowerSecure Equipment Loan"). The PowerSecure Equipment Loan is collateralized by the equipment purchased from Caterpillar. Amounts borrowed under the PowerSecure Equipment Loan bear interest at 3.2%. The term of the PowerSecure Equipment Loan is 48 months and monthly principal and interest payments in the amount of $671 commenced May 1, 2003. At December 31, 2004 and 2003, the principal balance due on the PowerSecure Equipment Loan was $18,134 and $25,470, respectively.

     In November 2002, the Southern Flow Credit Facility was amended to provide advances to Southern Flow to purchase equipment. Proceeds of loan were used to purchase production equipment for use by Metretek Florida (the "Metretek Equipment Loan"). Monthly principal payments in the amount of $6,635 plus interest commenced March 1, 2003. The outstanding balance on the Metretek Equipment Loan in the amount of $99,528 was repaid December 1, 2004. The principal balance due on the Metretek Equipment Loan at December 31, 2003 was $172,513.

     In December 2001, Southern Flow entered into a $250,000 loan agreement (the "Mortgage Loan") with a mortgage lender, which was modified in April 2003. The Mortgage Loan is collateralized by land and a building owned by Southern Flow in Dallas, Texas; it bears interest at 9%; and it requires monthly principal and interest installment payments in the amount of $2,429. All principal and accrued but unpaid interest under the Mortgage Loan becomes due and payable on November 1, 2007. At

     December 31, 2004 and 2003, the principal balance due on the Mortgage Loan was $ 225,898 and $234,302, respectively.

7.   CAPITAL LEASE OBLIGATIONS

     Capital lease obligations at December 31, 2004 consist of an equipment lease at Metretek Technologies payable in monthly installments, including interest, at 11.13%. Capital lease obligations at December 31, 2003 consists of two manufacturing equipment leases at Metretek Florida payable in monthly installments, including interest, at 12%. The Metretek Florida capital lease obligations have been reclassified to liabilities of discontinued operations in the accompanying consolidated balance sheet at December 31, 2004. The scheduled annual payments on the Metretek Technologies capital lease obligation are as follows:

YEAR ENDING DECEMBER 31:
------------------------
2005                                            $ 4,480
2006                                              4,480
2007                                              3,360
                                                -------
Total minimum lease payments                     12,320
Less: Interest included in the lease payments     1,749
                                                -------
Present value of minimum lease payments         $10,571
                                                =======

8.   COMMITMENTS AND CONTINGENCIES

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

     The 1997 Trust was an energy program of which MGT was the managing trustee and Messrs. Marcum, Wanger, Packard and Farstad are or were the active trustees. The 1997 Trust raised approximately $9.25 million from investors in a private placement in 1997 in order to finance the purchase, operation and improvement of a natural gas liquids processing plant located in Midland, Texas. As a result of contractual, market and operational difficulties, the 1997 Trust ceased operations in 1998.

     The Class Action alleged that the Metretek Defendants and the Farstad Defendants, either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the 1997 Trust.

     On March 27, 2003, the Company, along with the Class Action Plaintiff, filed a Stipulation of Settlement, which contains the terms and conditions of a proposed settlement intended to fully resolve all claims by the Class Action Plaintiff against the Company and the other Metretek Defendants in the Class Action. On March 2, 2004, the Company and the Class Action Plaintiff filed a revised Stipulation of Settlement, which revises certain terms of the settlement (as revised, the "Heins Settlement"). The Company recorded a loss in the amount of $3,505,000 in the fourth quarter of 2002 in connection with the Heins Settlement which is reflected as a component of the "Provision for litigation costs, net" in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

     The Company is vigorously pursuing cross-claims and third party claims ("Other Party Claims"), including claims against the Farstad Defendants and against attorneys, consultants and a brokerage firm (the "Other Parties") involved in the transactions underlying the claims in the Class Action, seeking recovery of damages and contribution, among other things, from the Other Parties. Some of the Other Parties have asserted counterclaims against the Company, which the Company is aggressively defending and believes are without merit. Out of any net recovery from the resolution of any of these claims, which is calculated by deducting the Company's litigation expenses and any counterclaims against the Company that result in a recovery by Other Parties related to the Other Parties' liability to the Class (but is calculated without deducting any other counterclaims successfully asserted against the Company by the Other Parties), 50% would be allocated to offset the Company's obligations under the Heins Settlement Note, and the remaining 50% would be allocated to the Heins Settlement Fund as additional settlement funds. The Company cannot provide any assurance that it will be successful on any of these Other Party Claims or the Other Party counterclaims or, even if successful, on the amount, if any, or the timing of any recovery from any of these claims.

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

     OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2004, 2003 and 2002 totaled $1,048,892, $1,327,828 and $1,292,958, respectively.

     Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

YEAR ENDING DECEMBER 31:
------------------------
2005                       $  554,000
2006                          448,000
2007                          401,000
2008                          260,000
2009                          167,000
                           ----------
Total                      $1,830,000
                           ==========

     EMPLOYEE BENEFIT PLAN - The Company has adopted a defined contribution savings and investment plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant's eligible compensation. The Company's 401(k) Plan expense for the years ended December 31, 2004, 2003 and 2002 was $216,114, $188,336 and $176,973, respectively.

     EMPLOYMENT AGREEMENTS - The Company has employment agreements with its executive officers and with other key employees which provide for base salary, incentive compensation, "change-in-control" provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.

9.   INCOME TAXES

     Income tax expense included in the consolidated statements of operations represents state income taxes in various state jurisdictions in which the Company has taxable activities. No federal income tax expense or benefit has been recognized during the years ended December 31, 2004, 2003 and 2002 because of net operating losses incurred and because a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 2004 and 2003.

     The components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are shown below:

                                                             2004           2003
                                                        ------------   ------------
Deferred tax assets:
   Net operating loss carryforwards                     $ 17,150,000   $ 16,420,000
   Tax credit carryforwards                                   45,000         45,000
   Allowance for bad debts                                   252,000         68,000
   Lease termination costs                                   231,000
                                                        ------------   ------------
      Total deferred tax assets                           17,678,000     16,533,000
                                                        ------------   ------------
Deferred tax liabilities:
   Excess of income tax depreciation and amortization
      over financial statement amounts                     1,427,000      1,066,000
   Other                                                     135,000        117,000
                                                        ------------   ------------
      Total deferred tax liabilities                       1,562,000      1,183,000
                                                        ------------   ------------
Net deferred tax asset                                    16,116,000     15,350,000
Valuation allowance                                      (16,116,000)   (15,350,000)
                                                        ------------   ------------
Total                                                   $          0   $          0
                                                        ============   ============

     At December 31, 2004, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $50,442,000 expiring in various amounts from 2006 to 2017. At December 31, 2004, the Company had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards expiring in various amounts from 2006 to 2008.

     As a result of an acquisition in 1991, the Company acquired a remaining net operating loss carryforwards for tax purposes of approximately $800,000 ($33,000, net of current limitation). Such carryforwards expire in 2005. As a result of the change in ownership upon acquisition, utilization of these net operating loss carryforwards is limited to approximately $33,000 annually. If the benefits related to the net operating loss carryforwards that were not recognized at the acquisition date are recognized in a subsequent period, they will first reduce to zero any goodwill related to the acquisition, then reduce to zero all other noncurrent intangible assets, and then reduce income tax expense. Utilization of the Company's net operating loss carryforwards may be further limited as a result of the Private Placement in discussed in Note 2.

10.  CAPITAL STOCK

     MINORITY INTEREST - The Company, through MGT, owns a 73.75% interest in CAC LLC. CAC LLC was formed in January 2004 to acquire additional interests in the Company's unconsolidated affiliate, MM 1995-2. The minority shareholder's interest in the income of CAC LLC at for the year ended December 31, 2004 was $145,071 and is included in minority interest in the accompanying consolidated financial statements. Distributions to CAC LLC's minority interest shareholder during the year ended December 31, 2004 were $55,701.

     Effective January 1, 2003, PowerSecure authorized the issuance of shares totaling up to 15% of its outstanding common stock to its employees, including 7% to the President and Chief Executive Officer of PowerSecure, as equity incentive compensation. At December 31, 2003, shares representing 13.88% of the outstanding shares of PowerSecure had been issued to PowerSecure employees. The Company acquired the minority interest shares held by the PowerSecure employees in November 2004 (see Note 5). The minority interest in the income of PowerSecure for the period from January 1, 2004 to

     November 22, 2004 was $92,896. The minority interest in the income of PowerSecure for the year ended December 31, 2003, was $207,280. These amounts are included in minority interest in the accompanying consolidated financial statements. There were no distributions to PowerSecure's minority interest shareholders during the years ended December 31, 2004 or 2003.

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

     In March 1998, the Board of Directors of the Company adopted the Metretek Technologies, Inc. 1998 Stock Incentive Plan (the "1998 Stock Plan"), which was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Plan authorizes the Board of Directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for shares of the Company's common stock. The 1998 Stock Plan replaced the Company's 1991 Stock Plan and Directors' Stock Plan (the "Prior Plans"), and no new awards have been made under the Prior Plans since the 1998 Stock Plan was adopted, although options outstanding under the Company's Prior Plans remain in effect under these terms. On February 3, 2000, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan from 250,000 to 750,000 shares of common stock. On June 11, 2001, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan to a total of 1,750,000 shares of common stock of the Company. On June 14, 2004, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan to a total of 2,750,000 shares of common stock of the Company.

     The following table summarizes the Company's stock option activity since January 1, 2002:

                             1998 STOCK          DIRECTORS STOCK        1991 STOCK
                           INCENTIVE PLAN          OPTION PLAN          OPTION PLAN
                       ---------------------   ------------------   ------------------
                                    WEIGHTED             WEIGHTED             WEIGHTED
                         NUMBER      AVERAGE    NUMBER    AVERAGE    NUMBER    AVERAGE
                           OF        OPTION       OF      OPTION       OF      OPTION
                         SHARES       PRICE     SHARES     PRICE     SHARES     PRICE
                       ----------   --------   -------   --------   -------   --------
Outstanding at
   January 1, 2002      1,404,016     $2.10     65,000     $2.00    212,345     $2.00
Granted                   120,500      1.44
Expired                                        (27,500)     2.00    (44,311)     2.00
Forfeited                  (5,835)     4.79                            (625)     2.00
                       ----------              -------              -------
Outstanding at
   December 31, 2002    1,518,681      2.03     37,500      2.00    167,409      2.00
Granted                   271,500      1.54
Expired                  (131,165)     1.97     (7,500)     2.00    (44,000)     2.00
                       ----------              -------              -------
Outstanding at
   December 31, 2003    1,659,016      1.96     30,000      2.00    123,409      2.00
Granted                   389,500      3.11
Exercised                (240,332)     1.52     (7,500)     2.00    (15,719)     2.00
Expired                   (11,334)     6.53     (7,500)     2.00     (2,188)     2.00
Forfeited                 (21,000)     2.26
                       ----------              -------              -------
Outstanding at
   December 31, 2004    1,775,850     $2.24     15,000     $2.00    105,502     $2.00
                       ==========              =======              =======
Exercisable at
   December 31:
   2004                 1,432,434     $2.09     15,000     $2.00    105,502     $2.00
                       ==========              =======              =======
   2003                 1,529,183     $1.99     30,000     $2.00    123,409     $2.00
                       ==========              =======              =======
   2002                 1,158,639     $2.20     37,500     $2.00    167,409     $2.00
                       ==========              =======              =======

     The weighted average grant date fair values of options granted during the years ended December 31, 2004, 2003 and 2002 were $1.03, $0.42 and $0.29 per share, respectively. During the year ended December 31, 2004, incentive stock options to purchase 382,000 shares of common stock were granted to employees and non-qualified stock options to purchase 7,500 shares of common stock were granted to non-employee directors of the Company. During the year ended December 31, 2003, incentive stock options to purchase 264,000 shares of common stock were granted to employees and non-qualified stock options to purchase 7,500 shares of common stock were granted to non-employee directors of the Company. During the year ended December 31, 2002, incentive stock options to purchase 113,000 shares of common stock were granted to employees and non-qualified stock options to purchase 7,500 shares of common stock were granted to non-employee directors of the Company. The following table summarizes information about all of the Company's stock options outstanding at December 31, 2004:

    RANGE OF                         WEIGHTED AVERAGE      WEIGHTED AVERAGE
EXERCISE PRICES   NUMBER OF SHARES    EXERCISE PRICE    REMAINING LIFE (YEARS)
---------------   ----------------   ----------------   ----------------------
 $0.46 to $1.49          10,000            $0.47                 7.95
 $1.50 to $1.74       1,173,500             1.50                 5.90
 $1.75 to $2.99         180,000             2.06                 3.55
 $3.00 to $4.49         382,000             3.11                 9.56
$4.50 to $17.38         150,852             5.90                 4.49
---------------       ---------            -----                 ----
 $0.46 - $17.38       1,896,352            $2.22                 6.31
===============       =========            =====                 ====

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

11.  SEGMENT AND RELATED INFORMATION

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

     The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2004, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure.

     The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect(TM), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its circuit board contract manufacturing operations. During the third quarter of 2004, the Board of Directors of the Company approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. See Note 3.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, revenues and expenses from managing MM 1995-2, results of insignificant operations and, as it relates to segment profit or loss, income and expense (including nonrecurring charges) not allocated to reportable segments. The table information excludes the revenues, depreciation, and losses of the discontinued MCM operations for all periods presented.

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                   2004      2003      2002
                                 -------   -------   -------
REVENUES:
   Southern Flow                 $12,759   $11,805   $12,288
   PowerSecure                    18,630    17,122     8,228
   Metretek Florida                3,312     7,405     5,886
   Other                             476       142        51
                                 -------   -------   -------
      Total                      $35,177   $36,474   $26,453
                                 =======   =======   =======
SEGMENT PROFIT (LOSS):
   Southern Flow                 $ 1,940   $ 1,619   $ 1,954
   PowerSecure                     1,342     1,574      (388)
   Metretek Florida                 (247)      709       474
   Other                          (2,428)   (2,247)   (4,070)
                                 -------   -------   -------
      Total                      $   607   $ 1,655   $(2,030)
                                 =======   =======   =======
CAPITAL EXPENDITURES:
   Southern Flow                 $   163   $   103   $   122
   PowerSecure                     1,967       124        41
   Metretek Florida                  144        65       372
                                       3         4        11
   Other                              --        --        --
                                 -------   -------   -------
      Total                      $ 2,277   $   296   $   546
                                 =======   =======   =======
DEPRECIATION AND AMORTIZATION:
   Southern Flow                 $   127   $   129   $   135
   PowerSecure                       130        66        47
   Metretek Florida                  289       298       371
   Other                              33        22        23
                                 -------   -------   -------
      Total                      $   579   $   515   $   576
                                 =======   =======   =======
TOTAL ASSETS:
   Southern Flow                 $ 9,589   $ 9,339   $ 9,285
   PowerSecure                    12,836     5,701     2,318
   Metretek Florida                5,262     7,098     6,842
   Other                           2,524     1,189       754
                                 -------   -------   -------
      Total                      $30,211   $23,327   $19,199
                                 =======   =======   =======

     The following table presents revenues by geographic area based on the location of the use of the product or service:

                    2004          2003          2002
                -----------   -----------   -----------
United States   $34,362,625   $35,335,902   $25,591,131
Canada              388,068       627,564       418,173
Europe              338,301       376,090       156,482
South America        60,262        44,980       120,741
Asia                 10,865                      88,900
Other                16,802        89,200        77,504
                -----------   -----------   -----------
Total           $35,176,923   $36,473,736   $26,452,931
                ===========   ===========   ===========

12.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

     Summarized quarterly consolidated financial information (unaudited) for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                       QUARTER
                                          ----------------------------------
                 2004                      FIRST   SECOND    THIRD    FOURTH
                 ----                     ------   ------   -------   ------
Total revenues                            $8,415   $8,372   $ 9,181   $9,208
Operating income (loss)                       58      174       (33)     407
Minority interest                            (74)     (67)      (60)     (37)
Income taxes                                 (12)     (12)      (12)     (12)
Equity income                                368      253       270      364
Income from continuing operations            340      348       165      722
Loss on discontinued operations             (335)    (305)   (3,870)    (309)
Net income (loss)                         $    5   $   43   $(3,705)  $  413

Net income (loss) per common share
   attributable to common shareholders,
   basic and diluted (1):
      Continuing operations               $ 0.01   $(0.04)  $  0.00   $ 0.05
      Discontinued operations              (0.05)   (0.03)    (0.35)   (0.03)
                                          ------   ------   -------   ------
      Income (loss) per common share      $(0.04)  $(0.07)  $ (0.35)  $ 0.02
                                          ======   ======   =======   ======

                                                         QUARTER
                                           -----------------------------------
                 2003                       FIRST    SECOND    THIRD    FOURTH
                 ----                      ------   -------   -------   ------
Total revenues                             $6,724   $10,418   $11,723   $7,609
Operating income (loss)                      (304)      606       679      674
Minority interest                             (11)      (51)      (59)     (86)
Income taxes                                  (21)      (12)      (12)     (12)
Equity income                                 135       112        81      140
Income (loss) from continuing operations     (201)      655       689      716
Income (loss) on discontinued operations     (443)      110      (332)    (315)
Net income (loss)                          $ (644)  $   765   $   357   $  401

Net income (loss) per common share
   attributable to common shareholders,
   basic and diluted (1):
      Continuing operations                $(0.07)  $  0.05   $  0.05   $ 0.05
      Discontinued operations               (0.07)     0.02     (0.05)   (0.05)
                                           ------   -------   -------   ------
      Income (loss) per common share       $(0.14)  $  0.07   $  0.00   $ 0.00
                                           ======   =======   =======   ======

(1) Per share amounts for all quarters presented include the effects of preferred stock deemed distributions. Per share amounts for all quarters except for the fourth quarter 2004 include the effects of allocation of earnings, if applicable, to participating preferred stock as required by the provisions of EITF 03-06. The preferred stock deemed distribution for the second and third quarters of 2004 includes charges of $593,000 in the aggregate which represents the estimated fair market value of inducement conveyed to preferred stockholders who converted their shares to common stock in connection with the Company's private placement in the second quarter of 2004.

                                    * * * * *

                                                                     SCHEDULE II

                           METRETEK TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                   ADDITIONS:
                                      BALANCE AT   CHARGED TO                    BALANCE AT
                                       BEGINNING    OPERATING   DEDUCTIONS:        END OF
DESCRIPTION                            OF PERIOD    EXPENSES    WRITE-OFFS (1)     PERIOD
-----------                           ----------   ----------   --------------   ----------
Allowance for doubtful accounts:
   Year ended December 31, 2004 ...      $201        $  892        $(352)(1)       $  741
   Year ended December 31, 2003 ...       281            54         (134)(1)          201
   Year ended December 31, 2002 ...       170           177          (66)(1)          281

Inventory reserve:
   Year ended December 31, 2004 ...      $288        $1,614        $(354)(2)       $1,548
   Year ended December 31, 2003 ...       395           152         (259)(2)          288
   Year ended December 31, 2002 ...       413           144         (162)(2)          395

----------
(1)  Represents amounts written off as uncollectible, less recoveries.

(2)  Represents amounts written off against reserve, less recoveries.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   G - 2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003              G - 3

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
   DECEMBER 31, 2004, 2003 AND 2002                                       G - 4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR
   THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002                       G - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 31, 2004, 2003 AND 2002                                       G - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                G - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Trustees
Marcum Midstream 1995-2 Business Trust
Denver, CO


We have audited the accompanying consolidated balance sheets of Marcum Midstream 1995-2 Business Trust and subsidiary (the "Trust") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December
31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcum Midstream 1995-2 Business Trust and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles in the United States of America.


/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado
February 4, 2005

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
-------------------------------------------------------------------------------


ASSETS                                                                2004              2003
CURRENT ASSETS:
  Cash and cash equivalents                                        $  617,815        $  603,267
  Trade receivables (net of allowance for doubtful accounts
    $9,777 and $0, respectively)                                    1,148,872           907,035
                                                                   ----------        ----------
        Total current assets                                        1,766,687         1,510,302
                                                                   ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Wells and storage tanks                                           5,141,545         4,682,575
  Equipment                                                         2,077,762         1,636,247
  Land and improvements                                             1,149,060         1,118,568
                                                                   ----------        ----------
    Total                                                           8,368,367         7,437,390
  Less accumulated depletion and depreciation                       3,209,994         2,755,491
                                                                   ----------        ----------
        Property, plant and equipment, net                          5,158,373         4,681,899
                                                                   ----------        ----------

OTHER ASSETS:
  Deferred loan charges (net of accumulated amortization
   of $16,788 and $10,857, respectively)                                4,037             9,968
  Intangible assets (net of accumulated amortization
   of $7,500 and $6,167, respectively)                                 12,500            13,833
                                                                   ----------        ----------
        Total other assets                                             16,537            23,801
                                                                   ----------        ----------

TOTAL                                                              $6,941,597        $6,216,002
                                                                   ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  105,373        $  103,132
  Administration fee                                                    4,708            14,125
  Management fee                                                       80,371            81,417
  Operator fee                                                          6,444            19,333
  Note payable (Note 3)                                               601,002           568,628
  Accrued expenses                                                     14,898             8,964
                                                                   ----------        ----------
        Total current liabilities                                     812,796           795,599
                                                                   ----------        ----------
LONG-TERM NOTE PAYABLE (Note 3)                                       419,559         1,020,561

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY                                                5,709,242         4,399,842
                                                                   ----------        ----------

TOTAL                                                              $6,941,597        $6,216,002
                                                                   ==========        ==========

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
-------------------------------------------------------------------------------


                                                    2004              2003              2002
REVENUE:
  Disposal fees and mineral product sales        $7,202,537        $5,285,104        $3,331,199
  Interest and other                                  6,111            26,718             1,996
                                                 ----------        ----------        ----------

        Total revenue                             7,208,648         5,311,822         3,333,195
                                                 ----------        ----------        ----------

COSTS AND EXPENSES:
  Cost of operations                              1,899,622         1,587,581         1,322,168
  Depreciation and amortization                     455,836           386,921           286,598
  Deferred payment (Note 7)                                                             300,000
  General and administrative costs                  354,590            45,409             3,000
  Administration fee                                 56,500            56,500            56,500
  Management fee                                    360,127           214,255            83,248
  Operator fee                                       77,332            77,332            58,582
  Interest and finance charges                       95,241           112,901            43,822
                                                 ----------        ----------        ----------

        Total costs and expenses                  3,299,248         2,480,899         2,153,918
                                                 ----------        ----------        ----------

NET INCOME                                       $3,909,400        $2,830,923        $1,179,277
                                                 ==========        ==========        ==========


See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
-------------------------------------------------------------------------------

                                                 PERFORMANCE           PREFERRED
                                                 SHAREHOLDERS         SHAREHOLDERS            TOTAL
BALANCE, JANUARY 1, 2002                          $ 1,392,040         $ 1,622,602         $ 3,014,642

Cash distributions paid or payable                   (637,500)           (337,500)           (975,000)

Deferred distributions (Note 6)                       300,000                                 300,000

Net income                                            732,937             446,340           1,179,277
                                                  -----------         -----------         -----------

BALANCE, DECEMBER 31, 2002                          1,787,477           1,731,442           3,518,919

Cash distributions paid or payable                   (825,000)           (825,000)         (1,650,000)

Payment of deferred distributions (Note 6)           (300,000)                               (300,000)

Net income                                          1,608,923           1,222,000           2,830,923
                                                  -----------         -----------         -----------

BALANCE, DECEMBER 31, 2003                          2,271,400           2,128,442           4,399,842

Cash distributions paid                            (1,050,000)         (1,550,000)         (2,600,000)

Net income                                          1,933,497           1,975,903           3,909,400

Conversion of 100 performance shares
  into 113 preferred shares                        (3,154,897)          3,154,897
                                                  -----------         -----------         -----------

BALANCE, DECEMBER 31, 2004                        $                   $ 5,709,242         $ 5,709,242
                                                  ===========         ===========         ===========


See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
-------------------------------------------------------------------------------

                                                                         2004                 2003                2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 3,909,400         $ 2,830,923         $ 1,179,277
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                         455,836             386,921             286,598
    Changes in other assets and liabilities:
      Trade receivables, net                                             (241,837)           (159,380)           (338,678)
      Accounts payable                                                      2,241             (19,578)             75,776
      Administration fee                                                   (9,417)               --                  --
      Management fee                                                       (1,046)             47,441              20,724
      Operator fee                                                        (12,889)               --                 6,250
      Accrued expenses                                                      5,934               2,387               3,658
      Prepaid expenses and other                                            5,931               8,391             (17,296)
                                                                      -----------         -----------         -----------

           Net cash provided by operating activities                    4,114,153           3,097,105           1,216,309
                                                                      -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                               --                 2,650                --
  Asset acquisitions and renovations                                     (589,047)               --            (2,650,218)
  Other capital expenditures                                             (341,930)           (219,847)            (28,895)
                                                                      -----------         -----------         -----------

           Net cash used in investing activities                         (930,977)           (217,197)         (2,679,113)
                                                                      -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                                 --                  --             2,300,000
  Payments on note payable                                               (568,628)           (537,997)           (172,814)
  Distributions to preferred shareholders                              (1,550,000)           (825,000)           (337,500)
  Distributions paid or payable to performance shareholders            (1,050,000)           (825,000)           (637,500)
  Deferred performance shareholder distributions                             --              (300,000)            300,000
                                                                      -----------         -----------         -----------

           Net cash provided by (used in) financing activities         (3,168,628)         (2,487,997)          1,452,186
                                                                      -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                     14,548             391,911             (10,618)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                       603,267             211,356             221,974
                                                                      -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   617,815         $   603,267         $   211,356
                                                                      ===========         ===========         ===========


See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - The accompanying consolidated financial statements includes the accounts of Marcum Midstream 1995-2 Business Trust and its wholly-owned subsidiary, Marcum Midstream 1995-2 EC Holding, LLC ("MM95-2 EC Holding"), collectively referred to as the "Trust". The Trust commenced operations on February 8, 1996. The Trust owns and operates four oil field production water disposal facilities located in northeastern Colorado. MM95-2 EC Holding was formed by the Trust in July 2002 for the purpose of acquiring additional operating assets.

      Marcum Gas Transmission, Inc. ("MGT"), a wholly-owned subsidiary of Metretek Technologies, Inc., is the managing trustee of the Trust, and Conquest Oil Company ("Conquest") operates certain Trust assets under an operating agreement with the Trust. Collectively, MGT and Conquest or their affiliates own 135.78, or 60.08%, of the 226 outstanding preferred shares of the Trust at December 31, 2004.

      In November 2004, all of the performance shares outstanding, including those held by MGT and Conquest or their affiliates, were converted to preferred shares of the Trust at an exchange ratio of 1.13 preferred share for each performance share. At December 31, 2004, there are no longer any performance shares outstanding.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Trust and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION - Revenues from disposal fees are recognized upon delivery and acceptance of water to be disposed. Revenues from mineral product sales are recognized upon delivery to the customer.

      INCOME TAXES - For federal and state income tax purposes, the Trust is treated as a partnership and is not subject to federal or state income taxes. Accordingly, no provision for federal income taxes is included in the financial statements of the Trust and the tax effects of its activities accrue to the shareholders. The Trust's tax returns, the qualification of the Trust as a partnership for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Trust's taxable income, the tax liability of the shareholders could change accordingly.

      STATEMENTS OF CASH FLOWS - The Trust considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Supplemental statement of cash flow information is as follows:



                                                            2004           2003          2002
           Cash paid for interest                       $    73,880     $ 104,510      $ 41,356
           Non-cash transaction --
             Conversion of performance shares
             to preferred shares of the Trust           $ 3,154,897     $       -      $      -

      RECEIVABLES AND CREDIT POLICIES - Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. The Trust reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. The majority of the Trust operating assets are depreciated based upon a units-of-production method while equipment and land improvements are depreciated on the straight-line basis over estimated useful lives ranging from 5 to 15 years. Estimated asset retirement obligations are not material.

      OTHER INTANGIBLES - Other intangible assets are being amortized on the straight-line basis over 15 years.

      USE OF ESTIMATES - The preparation of the Trust's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

      MAJOR CUSTOMERS - Revenues from mineral product sales are currently generated from purchases by one customer, however management believes other customers would purchase such products at substantially the same volumes and at prevailing market prices in the event the current customer discontinued purchasing from the Trust. In addition, two other customers have historically generated the majority of the Trust's disposal fee revenues.

2.    ASSET ACQUISITIONS

      In the fourth quarter of 2004, the Trust acquired additional operating assets and operations. The assets and operations acquired have been included in the consolidated financial statements of the Trust since the date of acquisition. The aggregate purchase price for the acquired assets was $500,000, and was financed from cash generated by operations of the Trust. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.


           Intangibles                                 $ 395,600
           Equipment                                     104,400
                                                       ---------
                                                       $ 500,000
                                                       =========


      Subsequent to the acquisition and through December 31, 2004, the Trust incurred $89,000 in renovation costs to enhance the operating efficiency of the assets in anticipation of future growth in customer demand.

      In the fourth quarter of 2002, the Trust, through MM95-2 EC Holding, acquired additional operating assets and operations. The assets and operations acquired have been included in the consolidated financial statements of the Trust since the date of acquisition.

      The aggregate purchase price for the assets acquired was $2,510,000, including direct costs of the acquisition. Of the total acquisition cost incurred, $2,300,000 represented cash paid to the seller, which was financed through a term loan with a commercial lender (see Note 3). The assets acquired included equipment and intangibles. The Trust did not directly assume any liabilities of the seller in the acquisition. In addition, other assets of the seller including cash, accounts receivable earned by the seller prior to the acquisition, trademarks, and certain miscellaneous equipment items were excluded from the acquisition.

      The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.


           Intangibles and storage tanks                    $1,656,000
           Equipment                                           338,000
           Land and improvements                               506,000
           Non-compete agreement                                10,000
                                                            ----------
                                                            $2,510,000
                                                            ==========


      Subsequent to the acquisition and through December 31, 2003, the Trust incurred $231,000 in renovation costs to enhance the operating efficiency of the assets acquired in anticipation of future growth in customer demand.

3.    NOTE PAYABLE

      In connection with the Trust's acquisition of operating assets in the third quarter of 2002, the Trust, through MM95-2 EC Holding, entered into a Term Loan Agreement (the "Loan Agreement") with Wells Fargo Bank West, National Association (the "Lender") for a $2,300,000 note payable. The proceeds of the note were used to acquire the operating assets from the seller (see Note 2). The Loan Agreement provides for monthly principal and interest payments on the note to the Lender in the amount of $53,542 through the maturity date, August 22, 2006. Interest accrues on the unpaid balance of the note at a fixed annual rate of 5.55% per year. The Loan Agreement contains various financial and other affirmative and negative covenants and the note is collateralized by a first priority interest in virtually all of the assets acquired. Fees incurred in connection with obtaining the Loan Agreement in the amount of $20,825 have been deferred and are being amortized using the interest-method over the term of the Loan Agreement. The obligations contained in the Loan Agreement have been guaranteed by the Trust. At December 31, 2004, scheduled principal payments on the note payable over the remaining term of the note are as follows:

                       Years Ended
                       December 31,
                       ------------
                         2005                              $ 601,002
                         2006                                419,559
                                                          ----------
                                                          $1,020,561
                                                          ==========


      The Trust also has a revolving line of credit with the Lender under which the Trust may borrow up to $100,000 to fund working capital requirements. Borrowings on the line of credit bear interest at the Lender's prime rate (5.25% at December 31, 2004) and all borrowings plus accrued but unpaid interest on the line of credit are due May 11, 2005. There are no compensating balance arrangements and borrowings under the line of credit are unsecured. The Trust has not borrowed any amounts on the line of credit through December 31, 2004.

4.    COMMITMENTS AND CONTINGENCIES

      In December 2002, after the Trust completed its acquisition of certain operating assets in the third quarter of 2002 (see Note 2), the Trust discovered certain contamination of the soils under the site. Shortly thereafter, the Trust filed a complaint against the seller in Colorado State District Court, for enforcement of seller indemnifications in the asset purchase agreement. The Trust engaged an environmental engineering firm to evaluate the extent of the contamination, and that firm concluded that approximately 1% of the property area had been contaminated. The environmental firm developed, and with their assistance the Trust commenced, a remediation plan that the firm advised should bring the assets back into compliance with applicable environmental requirements. The seller entered into a Stipulation to Hold Case in Abeyance wherein the Trust will not move forward in the lawsuit provided that the seller funds all of the expenses of the remediation plan, plus the Trust's legal fees and costs. The seller posted a letter of credit with his bank in favor of the Trust in the amount of the expected remediation costs.

      In August of 2004, under the direction of the environmental engineering firm the remediation plan was revised to facilitate what was believed to be a more timely and final solution. This plan was completed and the Trust accepted from the seller full reimbursement for the work in an amount equal to approximately $108,000. The seller, having reimbursed the Trust for 100% of all remediation costs caused the Trust to lift the Stipulation to Hold Case in Abeyance and withdraw the lawsuit filed by the Trust.

      Over a future period covering approximately two years the Trust, at its expense, will continue a soil vapor extraction process implemented by the environmental engineering firm overseeing the remediation. Trust management believes the contamination can be successfully abated over the additional time with no material adverse effects to the financial position or results of operations of the Trust. However, the nature of environmental contamination matters is inherently uncertain, and Trust management cannot provide any guarantee or assurance that all environmental contamination has been identified, that the continuing remediation efforts will be successful. Additional contamination, either currently undetected or undetectable or arising in the future, could later be discovered.

5.    TRUST GENERAL AND ADMINISTRATIVE COSTS

      During the year ended December 31, 2004, the shareholders of the Trust approved an Amended and Restated Declaration of Trust. The Amended and Restated Declaration of Trust authorized certain changes to fees relating to operations of the Trust. During the year ended December 31, 2004, in accordance with the Declaration of Trust and the Amended and Restated Declaration of Trust, the Trust incurred $202,000 of Active Trustee and Trust Officer consulting and retainer fees and compensation, and personal debt guarantee fees paid to MGT, Conquest, or their affiliates. Also during the year ended December 31, 2004, the Trust reimbursed Conquest $63,107 for acquisition costs that were incurred by Conquest prior to the Trust's fourth quarter 2004 acquisition of operating assets described in
      Note 2.

6.    CASH DISTRIBUTIONS AND PROFIT ALLOCATIONS

      Cash distributions and profit and loss allocations are determined by terms set forth in the Declaration of Trust, as amended and restated during the year ended December 31, 2004. Generally, the Trust currently distributes all cash provided by operating activities less amounts paid for acquisitions and capital expenditures, and debt service requirements.

      Upon the approval of and in accordance with the Amended and Restated Declaration of Trust in 2004, all of the performance shares outstanding, including those held by MGT and Conquest or their affiliates, were converted to preferred shares of the Trust at an exchange ratio of 1.13 preferred share for each performance share. At December 31, 2004, there are no longer any performance shares outstanding. All profits and cash distributions are now allocated to preferred shareholders in amounts equal to their percentage ownership of the preferred shares of the Trust.

      Prior to the approval of the Amended and Restated Declaration of Trust in 2004, all cash available for distribution subsequent to December 27, 1999 had been allocated 50% to the preferred shareholders and 50% to the performance shareholders. Profits realized and losses incurred by the Trust were allocated among the preferred and performance shareholders, first, to the performance shareholders to the extent of any cash distributed or distributable to such shareholders, and second, to preferred shareholders.

      During the year ended December 31, 2002, the Trust temporarily deferred $300,000 of the cash distributions allocated to the performance shareholders in order to allow the Trust to expedite capital improvements and to maintain sufficient cash reserves for debt service payments. The deferred distributions payable to the performance shareholders at December 31, 2002 were subsequently paid to the performance shareholders of the Trust in January 2003.

7.    OTHER RELATED PARTY TRANSACTIONS

      Pursuant to the Amended and Restated Declaration of Trust, MGT, as managing trustee, is entitled to compensation for services rendered to the Trust. The compensation includes an annual Trust administration fee equal to 1% of the total subscriptions of preferred shareholders and an annual Trust management fee of 5% of Trust revenues, paid quarterly in arrears. The Trust management fee is reduced to 4% for any quarter that Trust revenues during the prior four consecutive calendar quarters do not exceed $3 million. Conquest, as operator, is reimbursed for all direct operating expenses incurred, which costs are included in cost of operations in the accompanying statements of income, and is paid an annual operator fee of $75,000, adjusted upward or downward annually based on changes in the consumer price index. Accounts payable at December 31, 2004 includes a liability in the amount of $30,000 payable to Conquest for unreimbursed direct operating expenses.

      In December 1999, Conquest and MGT agreed to share equally all future fees received from the Trust. These fees include the administration fee, management fee, and operator fee.

      In September 2003, the Trust entered into a License Agreement (the "Agreement") with an entity wholly owned by the principals of the Operator. The Agreement runs "month-to-month" and provides the Trust with an alternative source to service the accounts of customers of the Trust. The Trust is obligated to pay a monthly fee of $5,000 for rights under the Agreement. During the year ended December 31, 2004, the Trust earned a net $2,759 under the Agreement, which is included in interest and other revenues in the consolidated statements of income.

      As part of the Trust's acquisition of assets and commencement of operations in 1996, a deferred payment totaling $900,000 was to be paid by the Trust to Conquest or their affiliates in $300,000 annual installments from future operations of the Trust, provided that certain performance levels were achieved. During the year ended December 31, 2002, the Trust paid the final $300,000 deferred payment installment due under the initial asset purchase agreement. There are no additional deferred payments to be made subsequent to December 31, 2002.


                                    * * * * *

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                  EXHIBIT LIST

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

(4.2) Amended and Restated Rights Agreement, dated as of November 30, 2001, between Metretek Technologies, Inc. and Computershare Investor
          Services, LLC. (Incorporated by reference to Exhibit 4.1 to Metretek's
          Registration Statement on Form 8-A/A, Amendment No. 5, filed November
          30, 2001.)

(4.3)     Amendment No. 1, dated as of April 22, 2004, to Amended and Restated
          Rights Agreement between Metretek Technologies, Inc. and ComputerShare
          Investor Services, LLC. (Incorporated by reference to Exhibit 10.6 to
          Metretek's Current Report on Form 8-K filed May 6, 2004).

(4.4) Registration Rights Agreement, dated as of December 9, 1999, by and among Metretek Technologies, Inc. and the Unit Purchasers.
          (Incorporated by reference to Exhibit 4.4 to Metretek's Current Report on Form 8-K filed December 22, 1999).

(4.5) Form of Securities Purchase Agreement, dated as of April 29, 2004, by and among Metretek Technologies, Inc. and the purchasers a signatory thereto ("Investors"). (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed May 6, 2004).

(4.6) Form of Registration Rights Agreement, dated as of April 29, 2004, by and among Metretek Technologies, Inc. and the Investors. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed May 6, 2004).

(4.7)     Form of Warrant, dated May 3, 2004, to be issued by Metretek
          Technologies, Inc. to the Investors. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed May 6,
          2004).

(4.8)     Form of Warrant, dated May 3, 2004, to be issued by Metretek
          Technologies, Inc. to Roth Capital Management, LLC, as placement agent. (Incorporated by reference to Exhibit 10.4 to Metretek's
          Current Report on Form 8-K filed May 6, 2004).

(4.9)     Form of Warrant, dated May 3, 2004, to be issued by Metretek
          Technologies, Inc. to Preferred Stockholders. (Incorporated by reference to Exhibit 10.5 to Metretek's Current Report on Form 8-K filed May 6, 2004).

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

(10.3)    Amended and Restated Employment Agreement, dated as of November 1,
          2004, by and between Metretek Technologies, Inc. and W. Phillip
          Marcum. (Incorporated by reference to Exhibit 10.1 to Metretek's
          Current Report on Form 8-K, filed November 3, 2004)*

(10.4)    Amended and Restated Employment Agreement, dated as of November 1,
          2004, by and between Metretek Technologies, Inc. and A. Bradley
          Gabbard. (Incorporated by reference to Exhibit 10.2 to Metretek's
          Current Report on Form 8-K, filed November 3, 2004)*

(10.5) Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of June 14, 2004. (Incorporated by reference to Exhibit
          4.3 to Metretek's Registration Statement on Form S-8, Registration No.
          333-116431.)*

(10.6)    Form of Incentive Stock Option Agreement under the Metretek
          Technologies, Inc. 1998 Stock Incentive Plan, as amended..
          (Incorporated by reference to Exhibit 10.1 to Metretek's Current
          Report on Form 8-K, filed August 25, 2004)*

(10.7)    Form of Non-Qualified Stock Option Agreement under the Metretek
          Technologies, Inc. 1998 Stock Incentive Plan, as amended.
          (Incorporated by reference to Exhibit 10.2 to Metretek's Current
          Report on Form 8-K, filed August 25, 2004)*

(10.8)    Form of Restricted Stock Agreement under the Metretek Technologies,
          Inc. 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K, filed August
          25, 2004)*

(10.9)    Form of Indemnification Agreement between Metretek Technologies, Inc.
          and each of its directors. (Incorporated by reference to Exhibit 10.21 to Metretek's Annual Report on Form 10-KSB for the year ended December
          31, 1999.)

(10.10)   Prototype - Basic Plan Document for the Metretek - Southern Flow
          Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Metretek's Registration Statement on Form S-8, Registration No.
          333-42698.)*

(10.11)   Adoption Agreement for the Metretek - Southern Flow Savings and
          Investment Plan. (Incorporated by reference to Exhibit 4.8 to
          Metretek's Registration Statement on Form S-8, Registration No.
          333-42698.)*

(10.12) Credit and Security Agreement, dated as of September 24, 2001, by and between Wells Fargo Business Credit, Inc. and Southern Flow Companies,
          Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current
          Report on Form 8-K filed October 5, 2001.)

(10.13)   Form of Guaranty, dated as of September 24, 2001, by each of Metretek
          Technologies, Inc., PowerSecure, Inc. and Metretek, Incorporated for the benefit of Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

(10.14)   Form of Security Agreement, dated as of September 24, 2001, between
          Wells Fargo Business Credit, Inc. and each of Metretek Technologies,
          Inc., PowerSecure, Inc. and Metretek, Incorporated. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed October 5, 2001.)

(10.15)   First Amendment to Credit and Security Agreement, dated as of November
          19, 2002, between Southern Flow Companies, Inc. and Wells Fargo
          Business Credit, Inc. (Incorporated by reference to Exhibit 10.31 to
          Metretek's Annual Report on Form 10-KSB for the year ended December
          31, 2002.)

(10.16)   Second Amendment to Credit and Security Agreement and Waiver of
          Defaults, dated as of March 26, 2003, between Southern Flow Companies,
          Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.32 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

(10.17)   Third Amendment to Credit and Security Agreement, dated as of April 4,
          2003, between Southern Flow Companies, Inc. and Wells Fargo Business
          Credit, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's
          Quarterly Report on Form 10-Q for the period ended March 31, 2003.)

(10.18)   Fourth Amendment to Credit and Security Agreement, dated as of
          September 24, 2003, between Southern Flow Companies, Inc. and Wells
          Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.4 to Metretek's Current Report on Form 8-K filed October 3, 2003.)

(10.19)   Fifth Amendment to Credit and Security Agreement, dated as of March
          29, 2004, between Southern Flow Companies, Inc. and Wells Fargo
          Business Credit, Inc. (Incorporated by reference to Exhibit 10.1 to
          Metretek's Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 31, 2004.)

(10.20)   Sixth Amendment to Credit and Security Agreement and Waiver of
          Defaults, dated as of December 8, 2004, between Southern Flow
          Companies, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed December 14, 2004.)

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

(10.24)   First Amendment to Credit and Security Agreement and Waiver of
          Defaults, dated as of March 26, 2003, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Incorporated by reference to
          Exhibit 10.33 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)

(10.25)   Second Amendment to Credit and Security Agreement, dated as of
          September 24, 2003, between Metretek, Incorporated and Wells Fargo
          Business Credit, Inc. (Incorporated by reference to Exhibit 10.5 to
          Metretek's Current Report on Form 8-K filed October 3, 2003.)

(10.26)   Third Amendment to Credit and Security Agreement, dated as of November
          13, 2003, between Metretek, Incorporated and Wells Fargo Business
          Credit, Inc. (Filed herewith.)

(10.27)   Fourth Amendment to Credit and Security Agreement and Waiver of
          Defaults, dated as of March 24, 2004, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Filed herewith.)

(10.28)   Fifth Amendment to Credit and Security Agreement and Waiver of
          Defaults, dated as of June 3, 2004, between Metretek, Incorporated and
          Wells Fargo Business Credit, Inc. (Incorporated by reference to
          Exhibit 10.1 to Metretek's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.)

(10.29)   Sixth Amendment to Credit and Security Agreement and Waiver of
          Defaults, dated as of December 8, 2004, between Metretek, Incorporated and Wells Fargo Business Credit, Inc. (Incorporated by reference to
          Exhibit 10.1 to Metretek's Current Report on Form 8-K filed December
          14, 2004.)

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

(10.33)   First Amendment to Credit and Security Agreement, dated as of December
          8, 2004, between PowerSecure, Inc. and Wells Fargo Business Credit,
          Inc. (Incorporated by reference to Exhibit 10.3 to to Metretek's
          Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.)

(10.34) Employment and Non-Competition Agreement, dated as of June 24, 2002, between Metretek, Incorporated and Thomas R. Kellogg. (Incorporated by reference to Exhibit 10.24 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

(10.35) Employment and Non-Competition Agreement, dated as of January 1, 2003, between PowerSecure, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.25 to Metretek's Annual Report on Form 10-KSB for the year ended December 31, 2002.)*

(10.36) Form of Stock Purchase Agreement, dated as of September 10, 2004, by and between Metretek Technologies, Inc. and the employee-shareholders of PowerSecure, Inc.

          (Incorporated by reference to Exhibit 10.1 to Metretek's Current
          Report on Form 8-K, filed September 13, 2004)*

(10.37)   Amended Stipulation of Settlement, filed March 3, 2004, among Douglas
          W. Heins on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et. al. (Incorporated by reference to Exhibit 10.39 to Metretek's Annual Report on Form 10-K for the year ended December 31, 2003.)

(10.38)   Order Granting Final Approval of the Partial Settlement, dated June
          11, 2004. (Incorporated by reference to Exhibit 99.1 to Metretek's
          Current Report on Form 8-K filed June 14, 2004.)

(10.39) Summary Sheet of Compensation of Non-Employee Directors. (Filed herewith.)

(14.1)    Metretek Technologies, Inc. Code of Ethics for Principal Executive
          Officer and Senior Financial Officers. (Incorporated by reference to
          Exhibit 14.1 to Metretek's Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)    Metretek Technologies, Inc. Code of Business Conduct and Ethics.
          (Incorporated by reference to Exhibit 14.2 to Metretek's Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)    Subsidiaries of Metretek Technologies, Inc. (Filed herewith.)

(23.1)    Consent of Hein & Associates LLP (Filed herewith.)

(23.2)    Consent of Deloitte & Touche LLP (Filed herewith.)

(31.1)    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or
          15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          (Filed herewith.)

(31.2)    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or
          15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          (Filed herewith.)

(32.1)    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

----------
*    Management contract or compensation plan or arrangement.