Form 10-Q
period 2005-03-31
METRETEK TECHNOLOGIES INC
filed 2005-05-16
CIK 882154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                          Yes [X]       No [ ]

      As of May 2, 2005, 12,258,782 shares of the issuer's Common Stock were outstanding.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes [ ]       No [X]

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -
                  March 31, 2005 and December 31, 2004                           3

         Unaudited Consolidated Statements of Operations -
                  For the Three Months Ended March 31, 2005 and
                  March 31, 2004                                                 5

         Unaudited Consolidated Statements of Cash Flows -
                  For the Three Months Ended March 31, 2005 and
                  March 31, 2004                                                 6

         Notes to Unaudited Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             35

Item 4.  Controls and Procedures                                                35

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      37

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            37

Item 5.  Other Events                                                           37

Item 6.  Exhibits                                                               37

Signatures                                                                      39

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  MARCH 31,       DECEMBER 31,
ASSETS                                                                              2005              2004
                                                                                ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  1,333,937      $  2,951,489
  Trade receivables, net of allowance for doubtful accounts
    of $781,215 and $740,742, respectively                                         7,131,966         8,702,437
  Other receivables                                                                   81,427            25,850
  Inventories                                                                      3,662,168         3,190,653
  Prepaid expenses and other current assets                                          378,446           524,508
                                                                                ------------      ------------

      Total current assets                                                        12,587,944        15,394,937
                                                                                ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                                        5,490,217         5,052,664
  Vehicles                                                                            97,662            61,041
  Furniture and fixtures                                                             541,528           543,127
  Land, building and improvements                                                    799,245           796,182
                                                                                ------------      ------------
      Total property, plant and equipment, at cost                                 6,928,652         6,453,014
  Less accumulated depreciation and amortization                                   3,818,245         3,715,884
                                                                                ------------      ------------

      Property, plant and equipment, net                                           3,110,407         2,737,130
                                                                                ------------      ------------

OTHER ASSETS:
  Goodwill                                                                         8,840,148         8,840,148
  Patents and capitalized software development, net of accumulated
   amortization of $1,162,024 and $1,135,843, respectively                           231,519           233,390
  Investment in unconsolidated affiliate                                           2,071,267         2,077,301
  Note receivable, net of reserve (Note 2)                                           570,000           780,000
  Other assets                                                                       148,010           148,010
                                                                                ------------      ------------

      Total other assets                                                          11,860,944        12,078,849
                                                                                ------------      ------------

TOTAL                                                                           $ 27,559,295      $ 30,210,916
                                                                                ============      ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  MARCH 31,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2005              2004
                                                                                ------------      ------------
CURRENT LIABILITIES:
  Accounts payable                                                              $  2,212,154      $  3,206,094
  Accrued and other liabilities                                                    5,464,420         5,896,493
  Notes payable                                                                    1,178,354         1,171,988
  Capital lease obligations                                                            3,574             3,477
                                                                                ------------      ------------

      Total current liabilities                                                    8,858,502        10,278,052
                                                                                ------------      ------------

LONG-TERM NOTES PAYABLE                                                            5,134,848         6,075,065
                                                                                ------------      ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS                                                  6,163             7,094
                                                                                ------------      ------------

LIABILITIES OF DISCONTINUED OPERATIONS                                               692,973           843,649
                                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                                                    105,792            89,792
                                                                                ------------      ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized;
    none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 12,258,782 and 12,186,741 shares issued
    and outstanding, respectively                                                    122,588           121,867
  Additional paid-in-capital                                                      71,517,741        71,413,120
  Deferred compensation                                                             (115,500)         (132,000)
  Accumulated deficit                                                            (58,763,812)      (58,485,723)
                                                                                ------------      ------------

      Total stockholders' equity                                                  12,761,017        12,917,264
                                                                                ------------      ------------

TOTAL                                                                           $ 27,559,295      $ 30,210,916
                                                                                ============      ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                    2005              2004
                                                                                ------------      ------------
REVENUES:
  Sales and services                                                            $  7,698,340      $  8,173,404
  Other                                                                              112,297           240,906
                                                                                ------------      ------------
      Total revenues                                                               7,810,637         8,414,310
                                                                                ------------      ------------
COSTS AND EXPENSES:
  Cost of sales and services                                                       5,438,033         5,819,545
  General and administrative                                                       1,816,483         1,665,165
  Selling, marketing and service                                                     573,613           496,032
  Depreciation and amortization                                                      124,441           129,955
  Research and development                                                           161,804           166,267
  Interest, finance charges and other                                                147,198            80,189
                                                                                ------------      ------------
      Total costs and expenses                                                     8,261,572         8,357,153
                                                                                ------------      ------------
Income (loss) from continuing operations before
  minority interest, income taxes, and equity income                                (450,935)           57,157

Minority interest                                                                    (71,124)          (74,510)

Income taxes                                                                         (13,285)          (11,955)

Equity in income of unconsolidated affiliate                                         557,255           368,419
                                                                                ------------      ------------
INCOME FROM CONTINUING OPERATIONS                                                     21,911           339,111

DISCONTINUED OPERATIONS:
  Loss on disposal of MCM                                                           (300,000)
  Loss from operations of MCM                                                                         (334,786)
                                                                                ------------      ------------
LOSS ON DISCONTINUED OPERATIONS                                                     (300,000)         (334,786)
                                                                                ------------      ------------
NET INCOME (LOSS)                                                               $   (278,089)     $      4,325
                                                                                ============      ============
PER SHARE AMOUNTS (Note 1):
Income from continuing operations:
   Basic                                                                        $       0.00      $       0.01
                                                                                ============      ============
   Diluted                                                                      $       0.00      $       0.01
                                                                                ============      ============
Net income (loss)
   Basic                                                                        $      (0.02)     $      (0.04)
                                                                                ============      ============
   Diluted                                                                      $      (0.02)     $      (0.04)
                                                                                ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                          12,194,720         6,111,945
                                                                                ============      ============
   Diluted                                                                        12,733,632         6,815,957
                                                                                ============      ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                    2005              2004
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $   (278,089)     $      4,325
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Loss on discontinued operations                                                300,000           334,786
      Depreciation and amortization                                                  124,441           129,955
      Minority interest in subsidiaries                                               71,124            74,510
      (Gain) loss on disposal of property, plant and equipment                           840            (2,250)
      Equity in income of unconsolidated affiliate                                  (557,255)         (368,419)
      Distributions from unconsolidated affiliate                                    563,289           248,533
      Stock compensation expense                                                      16,500
  Changes in other assets and liabilities:
      Trade receivables, net                                                       1,570,471           944,167
      Inventories                                                                   (408,405)         (486,685)
      Other current assets                                                            40,485           172,708
      Other noncurrent assets                                                                         (101,088)
      Accounts payable                                                              (993,940)          612,455
      Accrued and other liabilities                                                 (134,088)         (348,961)
                                                                                ------------      ------------
  Net cash provided by continuing operations                                         315,373         1,214,036
  Net cash used by discontinued operations of MCM                                   (244,370)         (292,790)
                                                                                ------------      ------------
      Net cash provided by operating activities                                       71,003           921,246
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                        (506,103)         (333,416)
  Investment in unconsolidated affiliate                                                              (955,784)
  Proceeds from sale of property, plant and equipment                                                    4,000
                                                                                ------------      ------------
      Net cash used in investing activities                                         (506,103)       (1,285,200)
                                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock option exercises                                               111,149           180,955
  Repurchase of stock warrants                                                        (5,807)
  Net payments on line of credit                                                    (641,431)         (836,247)
  Proceeds from equipment loan                                                                         110,250
  Proceeds from investment loan                                                                        960,784
  Principal payments on long-term notes payable                                     (292,420)          (21,717)
  Distributions to minority interests                                                (55,124)
  Payments on preferred stock redemptions                                           (297,985)
  Payments on capital lease obligations                                                 (834)           (8,437)
                                                                                ------------      ------------
      Net cash provided by (used in) financing activities                         (1,182,452)          385,588
                                                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,617,552)           21,634

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   2,951,489         2,101,675
                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,333,937      $  2,123,309
                                                                                ============      ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of March 31, 2005 and December 31, 2004 and
            For the Three Month Periods Ended March 31, 2005 and 2004

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

      These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 2005 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 2005 and March 31, 2004.

      INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed using the weighted average number of shares outstanding. Diluted income (loss) per share reflects the potential dilutions that would occur if stock options were exercised using the average market price for the Company's stock for the period. The Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). The Company adopted EITF 03-6 as of April 1, 2004, and has retroactively adjusted prior periods pursuant to its provisions. EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by Statement of Financial Accounting Standards No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. The Company's Series B Redeemable Preferred Stock was a participating security under the provisions of EITF 03-6 for periods prior to its redemption on December 9, 2004. No undistributed earnings are allocable to the Company's Series B Redeemable Preferred Stock for the three months ended March 31, 2005 since such shares were redeemed in December 2004.

The following table sets forth the calculation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED MARCH 31,
                                                                  2005              2004
                                                              ------------      ------------
Income from continuing operations                             $     21,911      $    339,111
Less preferred stock deemed distribution                                 -          (231,741)
                                                              ------------      ------------
Income from continuing operations to be allocated                   21,911           107,370
Less allocation of undistributed earnings
   to participating preferred stock                                      -           (36,577)
                                                              ------------      ------------
Income from continuing operations
   attributable to common shareholders                              21,911            70,793
Loss from discontinued operations                                 (300,000)         (334,786)
                                                              ------------      ------------
Net loss attributable
   to common shareholders                                     $   (278,089)     $   (263,993)
                                                              ============      ============
Basic weighted-average common
   shares outstanding in period                                 12,194,720         6,111,945
   Add dilutive effects of stock options                           538,912           704,012
                                                              ------------      ------------
Diluted weighted-average common
   shares outstanding in period                                 12,733,632         6,815,957
                                                              ============      ============
Basic earnings (loss) per common share:
   Income from continuing operations                          $       0.00      $       0.01
   Loss from discontinued operations                                 (0.02)            (0.05)
                                                              ------------      ------------
   Basic earnings (loss) per common share                     $      (0.02)     $      (0.04)
                                                              ============      ============
Diluted earnings (loss) per common share:
   Income from continuing operations                          $       0.00      $       0.01
   Loss from discontinued operations                                 (0.02)            (0.05)
                                                              ------------      ------------
   Diluted earnings (loss) per common share                   $      (0.02)     $      (0.04)
                                                              ============      ============

      STOCK BASED COMPENSATION - The Company currently utilizes the intrinsic value method to account for employee stock options as well as stock options issued to independent members of the board of directors. The Company utilizes the fair value method to account for stock based compensation to non-employees. In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). FAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings
(loss) per share in annual and interim financials statements.

      The Company has three stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB

Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants to employees and directors, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 for the three months ended March 31, 2005 and 2004:

                                                               THREE MONTHS ENDED MARCH 31,
                                                                  2005              2004
                                                              ------------      ------------
Net loss applicable to common
  shareholders - as reported                                  $   (278,089)     $   (263,993)

Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method                                    (81,373)          (42,884)
                                                              ------------      ------------
Net loss applicable to common
  shareholders - pro forma                                    $   (359,462)     $   (306,877)
                                                              ============      ============
Income (loss) per basic common share:
     As reported                                              $      (0.02)     $      (0.04)
                                                              ============      ============
     Pro forma                                                $      (0.03)     $      (0.05)
                                                              ============      ============
Income (loss) per diluted common share:
     As reported                                              $      (0.02)     $      (0.04)
                                                              ============      ============
     Pro forma                                                $      (0.03)     $      (0.05)
                                                              ============      ============

      The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2005 and 2004: stock price volatility of 46% and 53%, respectively; risk-free interest rate of 4.25% in 2005 and 3.5% in 2004; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

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

      In April 2005, the SEC amended Rule 4-01(a) of Regulation X under the Exchange Act to defer the effective date of FAS 123(R) to the first fiscal year beginning on or after June 15, 2005 (or December 15, 2005, for small business issuers). As so modified, FAS 123(R) is to become effective for all awards granted, modified, repurchased or cancelled on or after, and to unvested portions of previously issued and outstanding awards vesting on or after January 1, 2006. We are currently evaluating the effect of adopting FAS 123(R) on our financial position and results of operations, and we have not yet determined whether the adoption of FAS 123(R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS 123.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of FAS 123(R), contains interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations, and also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. We are currently assessing the impact of SAB 107 in conjunction with our evaluation of the impact of FAS 123(R).

      STATEMENT OF CASH FLOWS - The Company considers all highly liquid and unrestricted investments with a maturity of three months or less from the date of purchase to be cash equivalents.

      MINORITY INTEREST - The minority shareholder's interest in the equity and the income of CAC LLC is included in minority interest in the accompanying consolidated financial statements. In addition, the minority interest in the income of PowerSecure, which the Company acquired during the fourth quarter of 2004, is included in minority interest in the accompanying consolidated statement of operations for the three months ended March 31, 2004.

      RECLASSIFICATION - Certain 2004 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net income (loss) or stockholders' equity.

2. DISCONTINUED OPERATIONS OF MCM AND NOTE RECEIVABLE FROM INSTRUTECH FLORIDA

      During the fourth quarter of 2004, the Company sold certain contract manufacturing assets and the business of its MCM operations to InstruTech Florida, LLC ("InstruTech Florida"). InstruTech Florida issued a promissory note in the amount of $780,000 to the Company for the assets and business acquired. The note is payable only out of 50% of the net cash flow of InstruTech Florida and accrues interest at the rate of 4.75%. In connection with the sale to InstruTech Florida, the Company has agreed to provide up to $150,000 in the form of a bridge loan to InstruTech Florida for a period of six months ending June 30, 2005. Through May 9, 2005, the Company advanced $50,000 under terms of the bridge loan.

      The assets of the discontinued operations not included in the sale to InstruTech Florida, which consist principally of receivables and inventory, are being liquidated through collections of receivables and through subsequent sales of inventory to contract manufacturers, including InstruTech Florida.

      On May 9, 2005, the Company received notice that InstruTech Florida intends to discontinue the acquired business. As a result, the Company expects to take possession of the purchased equipment from IndustruTech Florida and will then engage in efforts to liquidate such equipment. The Company has completed a preliminary estimate of the net recoverable value of the equipment, including the effect on the recovery of the note receivable from InstruTech and amounts advanced under terms of the bridge loan. Based upon this preliminary valuation, the Company has increased its provision for Loss on Disposal of MCM (and its remaining net assets) by $300,000.

      While the Company has estimated net recovery values of MCM assets, based upon the information currently available, it cannot provide any assurance of the amounts that will ultimately be recovered from the liquidation of the remaining inventory and equipment, and recovery of accounts receivable.

      The operations of the discontinued MCM business for the three months ended March 31, 2004, have been reclassified to discontinued operations in the accompanying consolidated statement of operations.

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

      The Company, through MGT and CAC LLC, owns a 26% economic interest in MM 1995-2. The Company utilizes the equity method to account for its investment in MM 1995-2. Summarized financial information for MM 1995-2 at March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, are as follows:

                                                MARCH 31,     DECEMBER 31,
                                                  2005            2004
                                              ------------    ------------
Total current assets                          $  1,753,423    $  1,766,687
Property, plant and equipment, net               5,117,846       5,158,373
Total other assets                                  15,121          16,537
                                              ------------    ------------
Total assets                                  $  6,886,390    $  6,941,597
                                              ============    ============

Total current liabilities                     $    919,370    $    812,796
Long-term note payable                             264,037         419,559
Total shareholders' equity                       5,702,983       5,709,242
                                              ------------    ------------
Total liabilities and shareholders' equity    $  6,886,390    $  6,941,597
                                              ============    ============

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  2005            2004
                                              ------------    ------------
Total revenues                                $  2,705,586    $  1,908,666
Total costs and expenses                           911,844         766,093
                                              ------------    ------------
Net income                                    $  1,793,742    $  1,142,573
                                              ============    ============

4. DEBT

      LINES OF CREDIT - For the three months ended March 31, 2005, Metretek Florida was not in compliance with the minimum net income financial covenant of its credit agreement with Wells Fargo Business Credit ("Wells Fargo"). Wells Fargo has waived the financial covenants for the period ended March 31, 2005. The Company is negotiating with Wells Fargo to amend the Metretek Florida credit agreement to establish less restrictive financial covenants for the remainder of 2005. No assurance can be provided that the Company will be able to successfully negotiate terms that are less restrictive and that will limit the risk that Metretek Florida will be out of compliance in future periods. At March 31, 2005, Metretek Florida had borrowed $130,164 under its credit agreement with Wells Fargo.

      TERM LOANS - PowerSecure has two shared savings project loans outstanding to Caterpillar Financial Services Corporation ("Caterpillar") in the aggregate amount of $1,068,000 at March 31, 2005. Subsequent to March 31, 2005, PowerSecure borrowed an additional $335,000 from Caterpillar to finance a third shared savings project. The project loans are secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. The Company expects that monthly payments on the project loans will be funded through payments from customers utilizing the distributed generation equipment on their sites.

      On May 9, 2005, Caterpillar offered PowerSecure a $5,000,000 line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in PowerSecure projects, primarily in shared savings arrangements, pursuant to a letter by Caterpillar to PowerSecure containing the terms of this credit line. Under this line of credit, PowerSecure may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project.

      The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. As of May 9, 2005, Caterpillar had financed $1,403,000 of equipment purchases, leaving PowerSecure with $3,597,000 available for additional equipment purchases under the Caterpillar line of credit.

5. COMMITMENTS AND CONTINGENCIES

      CLASS ACTION AND RELATED LITIGATION--In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee.

      A settlement to fully resolve all claims by the class against the Company and its affiliates was submitted and granted final approval by the district court on June 11, 2004. The loss that occurred as a result of the class action and settlement was recorded by the Company in the fourth quarter of 2002.

      The Company is vigorously pursuing cross-claims and third party claims ("Other Party Claims"), including claims against the prior owners of the assets, attorneys, consultants and a brokerage firm (the "Other Parties") involved in the transactions underlying the claims in the class action, seeking recovery of damages and contribution, among other things, from the Other Parties. Some of the Other Parties have asserted counterclaims against the Company, which the Company is aggressively defending and believes are without merit. Out of any net recovery from the resolution of any of these claims, which is calculated by deducting the Company's litigation expenses and any counterclaims against the Company that result in a recovery by Other Parties related to the Other Parties' liability to the Class (but is calculated without deducting any other counterclaims successfully asserted against the Company by the Other Parties), 50% would be allocated to offset the Company's class action settlement obligations, and the remaining 50% would be allocated as additional settlement funds. The Company cannot provide any assurance that it will be successful on any of these Other Party Claims or the Other Party counterclaims or, even if successful, on the amount, if any, or the timing of any recovery from any of these claims.

      From time to time, the Company is involved in other disputes and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against us. Although the ultimate outcome of these claims cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened dispute is expected to have a material adverse effect on our business, financial condition or results of operations.

      PREFERRED STOCK REDEMPTION--The terms of the Company's Series B Preferred Stock required it to redeem all shares of Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Company's total redemption obligation was approximately $6.2 million, of which a total of $5,643,000 has been paid through March 31, 2005. The balance of the unpaid redemption obligation at March 31, 2005 and December 31, 2004, was $596,000 and $894,000, respectively, and is included in Accrued and other liabilities in the accompanying consolidated balance sheets.

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

      The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2005, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure.

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

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                     Three Months Ended
                                         March 31,
                                  -----------------------
                                    2005          2004
                                  ---------     ---------
REVENUES:
   Southern Flow                  $   3,236     $   3,096
   PowerSecure                        3,818         4,202
   Metretek Florida                     644           875
   Other                                112           241
                                  ---------     ---------
        Total                     $   7,810     $   8,414
                                  =========     =========

SEGMENT PROFIT (LOSS):
   Southern Flow                  $     458     $     358
   PowerSecure                         (134)          224
   Metretek Florida                    (185)          (99)
   Other                               (590)         (426)
                                  ---------     ---------
        Total                     $    (451)    $      57
                                  =========     =========

CAPITAL EXPENDITURES:
   Southern Flow                  $      46     $      27
   PowerSecure                          445           165
   Metretek Florida                      15           140
   Other                                                1
                                  ---------     ---------
        Total                     $     506     $     333
                                  =========     =========

DEPRECIATION AND AMORTIZATION:
   Southern Flow                  $      34     $      30
   PowerSecure                           49            21
   Metretek Florida                      34            74
   Other                                  7             5
                                  ---------     ---------
        Total                     $     124     $     130
                                  =========     =========


                                         March 31,
                                   ----------------------
                                     2005         2004
                                   ---------    ---------
TOTAL ASSETS:
   Southern Flow                   $   9,445    $   9,333
   PowerSecure                        11,129        5,199
   Metretek Florida                    4,730        7,298
   Other                               2,452        2,238
                                   ---------    ---------
        Total                      $  27,756    $  24,068
                                   =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion of our results of operations for the three month periods ended March 31, 2005 (referred to herein as the "first quarter 2005") and 2004 (referred to herein as the "first quarter 2004") and of our financial condition as of March 31, 2005 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

      We are a diversified provider of energy technology products, services and data management systems primarily to industrial and commercial users and suppliers of natural gas and electricity. As a holding company, we conduct our operations and derive our revenues through our three operating subsidiaries, each of which operates a separate business:

   - PowerSecure, which designs, sells and manages distributed generation systems;

   -  Southern Flow, which provides natural gas measurement services; and

   - Metretek Florida, which designs, manufactures and sells data collection and energy measurement monitoring systems.

      Until recently, Metretek Florida had also provided contract manufacturing services through its MCM subsidiary. These contract manufacturing services were discontinued during fiscal 2004, and the contract manufacturing business and most of its assets were sold in December 2004. Operations of the contract manufacturing business prior to fiscal 2005 have been reclassified to discontinued operations in our consolidated financial statements for all periods presented.

      In addition to these operating subsidiaries, we also own an approximate 26% economic interest in an unconsolidated business, the Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), which owns and operates water disposal facilities in northeastern Colorado.

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

      During the first quarter 2005, Southern Flow's revenues and segment profit showed improvements over the first quarter 2004 as a result of generally improved market conditions. The improved revenues and segment profit at Southern Flow were offset by declines in revenues and segment results at both Metretek Florida and PowerSecure during the first quarter 2005, as compared to the first quarter 2004. PowerSecure's revenues during the first quarter 2005 were 9% less than its first quarter 2004 revenues. PowerSecure's decline in revenues reflects normal quarter-to-quarter fluctuations inherent in its operations. Metretek Florida's revenues declined by $231,000, or 26%, during the first quarter 2005 as compared to the first quarter 2004, due to shipments deferred to the second quarter 2005 due to delays related to the transition of production activities from internal to external contract manufacturers.

      Due principally to the decline in revenues at PowerSecure and Metretek Florida, our consolidated revenues during the first quarter 2005 decreased by $604,000, representing a 7% decrease over first quarter 2004 consolidated revenues. We recorded income from continuing operations of $22,000 during the first quarter 2005, including $557,000 equity in income from MM 1995-2, as compared to income from continuing operations of $339,000 during the first quarter 2004, which included $368,000 equity in income of MM 1995-2. We recorded a net loss on discontinued operations of $300,000 during the first quarter 2005 to reflect an increase in our provision for loss on the disposal of the discontinued operations due to our receipt of notice that the purchaser of the assets of the discontinued operations intends to discontinue the business. As a result, our net loss after discontinued operations was $278,000 during the first quarter 2005, as compared to net income of $4,000 during the first quarter 2004.

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

      We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2004 in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                            Three Months Ended
                                 March 31,
                          -----------------------
                            2005          2004
                          ---------     ---------
                          (all amounts reported
                               in thousands)
REVENUES:
   Southern Flow          $   3,236     $   3,096
   PowerSecure                3,818         4,202
   Metretek Florida             644           875
   Other                        112           241
                          ---------     ---------
        Total             $   7,810     $   8,414
                          =========     =========

GROSS PROFIT:
   Southern Flow          $     877     $     776
   PowerSecure                1,074         1,138
   Metretek Florida             310           440
                          ---------     ---------
        Total             $   2,261     $   2,354
                          =========     =========

SEGMENT PROFIT (LOSS):
   Southern Flow          $     458     $     358
   PowerSecure                 (134)          224
   Metretek Florida            (185)          (99)
   Other                       (590)         (426)
                          ---------     ---------
        Total             $    (451)    $      57
                          =========     =========

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

      The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2005, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure.

      The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect(TM), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its contract manufacturing operations. During fiscal 2004, we discontinued the contract manufacturing business of MCM.

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

      During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business of MCM and all of its manufacturing assets were sold in December 2004. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following discussion regarding revenues and costs and expenses for the first quarter 2005 compared to the first quarter 2004 excludes revenues and costs and expenses of the discontinued MCM operations.

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

      Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the first quarter 2005 decreased $604,000, or 7%, compared to the first quarter 2004. The decrease was due to reductions in revenues by PowerSecure and Metretek Florida, partially offset by an increase in revenues of Southern Flow.

      Southern Flow's revenues increased $140,000, or nearly 5%, during the first quarter 2005, as compared to the first quarter 2004. The increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices.

      PowerSecure's revenues decreased $384,000, or 9%, during the first quarter 2005 compared to the first quarter 2004. The decrease in PowerSecure's revenues during the first quarter 2005 compared to the first quarter 2004 was due to a $503,000 decrease in distributed generation turn-key system project sales and services partially offset by an increase of $119,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services. PowerSecure's decline in distributed generation turn-key system project sales and service revenues was due entirely to normal quarter-to-quarter fluctuations inherent in its operations. Overall, PowerSecure's results for the first quarter 2005 reflect a 202% increase in the total number of distributed generation turn-key projects either completed or in progress, compared to the first quarter 2004, although the average project size decreased by 71%, resulting from a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure's QuickPower system. As PowerSecure has increased the marketing of its systems and expanded the scope of its offerings and of its geographic marketing, it has experienced a major increase in the number of projects. However, many of the systems it sold in the first quarter 2005 were systems where the customer acquired or leased its own generator, the single biggest component in a complete distributed generation system, from another source. There is no assurance, however, that these recent trends in the number or size of PowerSecure projects will continue during the remainder of fiscal 2005 or thereafter, due to quarterly and annual fluctuations, as discussed below under "--Quarterly Fluctuations". PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Metretek Florida's revenues decreased $231,000, or 26%, during the first quarter 2005 compared to the first quarter 2004. The decrease in Metretek Florida's revenues during the first quarter 2005 compared to the first quarter 2004 was due to shipments deferred to the second quarter 2005 due to delays related to the transition of production activities from internal to external contract manufacturers. As discussed below under "--Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Other revenues decreased $129,000 during the first quarter 2005, as compared to the first quarter 2004. This decrease was comprised principally of non-recurring fee revenue recorded by MGT in the first quarter 2004 for which there was no similar fee revenue in the first quarter 2005.

      Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                               QUARTER-OVER-QUARTER
                                      QUARTER ENDED MARCH 31,       DIFFERENCE
                                      -----------------------  --------------------
                                         2005        2004         $            %
                                      ---------    ----------  ---------     ------
                                          (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                       $  2,359    $  2,320    $     39        2%
   PowerSecure                            2,744       3,064        (320)     -10%
   Metretek Florida                         335         435        (100)     -23%
                                       --------    --------    --------
        Total                             5,438       5,819        (381)      -7%

General and administrative                1,816       1,665         151        9%
Selling, marketing and service              574         496          78       16%
Depreciation and amortization               124         130          (6)      -5%
Research and development                    162         166          (4)      -2%
Interest, finance charges and other         147          80          67       84%
Income taxes                                 13          12           1        8%

      Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 7% decrease in cost of sales and services for the first quarter 2005, compared to the first quarter 2004, was attributable almost entirely to reduced revenues at PowerSecure and Metretek Florida.

      The 2% increase in Southern Flow's costs of sales and services in the first quarter 2005 is the result of the nearly 5% increase in its revenues. Southern Flow's gross profit margin improved to 27.1% for the first quarter 2005, compared to 25.1% during the first quarter 2004, which is within the range of normal fluctuations for Southern Flow.

      The 10% decrease in PowerSecure's costs of sales and services in the first quarter 2005 is almost entirely a direct result of the 9% decrease in PowerSecure's revenues. PowerSecure's gross profit margin increased to 28.1% during the first quarter 2005, as compared to 27.1% during the first quarter 2004, reflecting both cost efficiencies in project installation and construction as well as a higher percentage of professional service revenues, which have higher associated profit margins, in the first quarter 2005 compared to the first quarter 2004.

      The 23% decrease in Metretek Florida's costs of sales and services in the first quarter 2005 was likewise a direct result of the 26% decrease in Metretek Florida's revenues. Metretek Florida's gross profit margin decreased to 48.1% for the first quarter 2005, compared to 50.2% for the first quarter 2004, primarily as the result of cost increases in component parts of its products.

      General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 9% increase in general and administrative expenses in the first quarter 2005, as compared to the first quarter 2004, was due entirely to increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business.

      Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 16% increase in selling, marketing and service expenses in the first quarter 2005, as compared to the first quarter 2004, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during the first quarter 2005. The increase in selling, marketing, and service expenses at PowerSecure was partially offset by reductions in personnel and commission costs at Metretek Florida.

      Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 5% decrease in depreciation and amortization expenses in the first quarter 2005, as compared to the first quarter 2004, primarily reflects a reduction in depreciable assets at Metretek Florida partially offset by an increase in depreciable equipment at PowerSecure in the latter portions of fiscal 2004 and during the first quarter 2005.

      Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 2% decrease in research and development expenses in the first quarter 2005, as compared to the first quarter 2004, primarily reflects a reduction of third party costs.

      Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 84% increase in interest, finance charges and other expenses in the first quarter 2005, as compared to the first quarter 2004, reflects interest on the $3 million class action settlement note under which we commenced payments on June 30, 2004, as well as additional interest costs related to a significant PowerSecure shared savings project loan which commenced in the latter half of fiscal 2004.

      Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The slight increase in income taxes in the first quarter 2005, as compared to the first quarter 2004, was due to increases in state income taxes incurred by PowerSecure in North Carolina, partially offset by a decrease in state income taxes incurred by Southern Flow, primarily in Louisiana.

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

      Over PowerSecure's four year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through March 31, 2005, the majority of PowerSecure's revenues constituted non-recurring revenues.

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

      Due to all of these factors and the other risks discussed in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period, or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

      Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. As of March 31, 2005, we had working capital of $3,729,000, including $1,334,000 in cash and cash equivalents, compared to working capital of $5,117,000 on December 31, 2004, which included $2,951,000 in cash and cash equivalents.

      Net cash provided by operating activities was $71,000 in the first quarter 2005, consisting of approximately $241,000 of cash provided by operations, before changes in assets and liabilities, approximately $74,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $244,000 of cash used by discontinued operations of MCM. This compares to net cash provided by operating activities of $921,000 in the first quarter 2004, consisting of approximately $421,000 of cash provided by operations, before changes in assets and liabilities, approximately $793,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $293,000 of cash used by discontinued operations of MCM.

      Net cash used in investing activities was $506,000 in the first quarter 2005, as compared to net cash used by investing activities of $1,285,000 in the first quarter 2004. The majority of the net cash used by investing activities during the first quarter 2005 was attributable to equipment purchases for two shared savings distributed generation projects. The net cash used by investing activities during the first quarter 2004 was attributable to the purchase of our additional investment in our unconsolidated affiliate.

      Net cash used by financing activities was $1,182,000 in the first quarter 2005, compared to net cash provided by financing activities of $386,000 in the first quarter 2004. The majority of the net cash used by financing activities during the first quarter 2005 was attributable to net payments on our line of credit, principal payments on debt obligations, and cash payments made on our preferred stock redemptions. The majority of the net cash provided by financing activities during the first quarter 2004 was attributable to proceeds from a bank term loan used to finance the acquisition of the additional equity interests in our unconsolidated affiliate and proceeds from a commercial loan to finance the construction of a shared savings distributed generation project at PowerSecure.

      Our research and development expenses totaled $162,000 during the first quarter 2005 compared to $166,000 during the first quarter 2004. Virtually all of our first quarter 2005 research and development expenses were directed toward the enhancement of Metretek Florida's business, including the development of its M2M communications products. During fiscal 2005, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2005 will total approximately $410,000, virtually all of which will be directed to Metretek Florida's business.

      Our capital expenditures during the first quarter 2005 were approximately $506,000, including $335,000 of capital expenditures incurred in building two PowerSecure shared savings distributed generation projects. During the first quarter 2004, our capital expenditures were approximately $333,000, including $110,000 of capital expenditures for one PowerSecure shared savings distributed generation project. We anticipate capital expenditures in fiscal 2005 of approximately $4.4 million, including $4.0 million of capital invested in shared savings distributed generation projects. The remaining $400,000 in capital expenditures will benefit all of our key subsidiaries. PowerSecure's shared savings projects are anticipated to be funded primarily through long-term financing arrangements provided through PowerSecure's major suppliers. However, we cannot provide any assurance that those financing arrangements will be sufficient to allow PowerSecure to meet our objectives for its growth and development without internal funding or will be on favorable terms.

      Project Loans. We have two shared savings project loans outstanding to Caterpillar Financial Services Corporation ("Caterpillar") in the aggregate amount of $1,068,000 at March 31, 2005. Subsequent to March 31, 2005, PowerSecure borrowed an additional $335,000 from Caterpillar to finance a third shared savings project. The project loans are secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. We expect that monthly payments on the project loans will be funded through payments from customers utilizing the distributed generation equipment on their sites.

      On May 9, 2005, Caterpillar offered PowerSecure a $5,000,000 line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in PowerSecure projects, primarily in shared savings arrangements, pursuant to a letter by Caterpillar to PowerSecure containing the terms of this credit line. Under this line of credit, PowerSecure may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project.

      The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. As of May 9, 2005, Caterpillar had financed $1,403,000 of equipment purchases, leaving PowerSecure with $3,597,000 available for additional equipment purchases under the Caterpillar line of credit.

      Working Capital Credit Facility. We have a $3,260,000 credit facility ("Credit Facility") with Wells Fargo Business Credit, Inc. ("Wells Fargo") that matures in September 2006. The Credit Facility restricts our ability to sell or finance our subsidiaries, without Wells Fargo's consent. The Credit Facility consists of separate credit agreements between Wells Fargo, as lender, and each of Southern Flow, Metretek Florida and PowerSecure, as borrowers. At March 31, 2005, we had an aggregate borrowing base of $3,061,000 under the Credit Facility, of which $1,980,000 had been borrowed, leaving $1,081,000 available to borrow. We expect to continue to utilize at least $2 million of available borrowings under the Credit Facility during fiscal 2005, and may at times borrow the maximum amount available depending on our cash requirements.

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

      At March 31, 2005, Metretek Florida was not in compliance with the minimum year-to-date net income financial covenant of its credit agreement with Wells Fargo for the first quarter 2005. Wells Fargo has waived the financial covenant for that period. The Company is negotiating with Wells Fargo to amend the Metretek Florida credit agreement to establish less restrictive financial covenants for the remainder of 2005. No assurance can be provided that the Company will be able to successfully negotiate terms that are less restrictive and that will limit the risk that Metretek Florida will be out of compliance in future periods.

      Preferred Stock Redemption. The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our total redemption obligation was approximately $6.2 million, of which a total of $5,643,000 has been paid through March 31, 2005.

      Term Loan. CAC LLC has a term loan outstanding to a commercial bank in the amount of $776,000 at March 31, 2005. The term loan financed our purchase of additional equity interests in our unconsolidated affiliate, MM 1995-2, in fiscal 2004. The term loan is secured by our interests in MM 1995-2, and we provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. We expect that monthly payments on the term loan will be funded through cash distributions from MM 1995-2.

      Settlement Note. We have a settlement note outstanding in the amount of $2,250,000 at March 31, 2005 as a result of class action litigation that was settled in fiscal 2004. The settlement note bears interest at the rate of prime plus three percent, is payable in 16 quarterly installments of $187,500 principal plus accrued interest each, and is guaranteed by the 1997 Trust and our subsidiaries.

      Discontinued Operations of MCM. In connection with our sale of MCM to InstruTech Florida in fiscal 2004, InstruTech Florida issued to Metretek Florida a promissory note in the amount of $780,000. The promissory note, which bears interest at the annual rate of 4.75%, is payable by InstruTech Florida in an amount equal to and solely out of 50% of the net cash flow of InstruTech Florida.

      In addition, in connection with the sale to InstruTech Florida, we agreed to provide working capital in an amount of up to $150,000 in the form of a bridge loan to InstruTech Florida for a period of six months ending June 30, 2005. Through May 9, 2005, we have advanced $50,000 to InstruTech Florida under terms of the bridge loan. Any amounts advanced under the bridge loan are to be repaid in amounts equal to and solely out of 75% of the monthly positive cash flow from the operations of InstruTech Florida.

      The assets of the discontinued operations not included in the sale to InstruTech Florida, which consist principally of receivables and inventory, are being liquidated through collections of receivables and through subsequent sales of inventory to contract manufacturers, including InstruTech Florida.

      On May 9, 2005, we received notice that InstruTech Florida intends to discontinue the acquired business. As a result, we expect to take possession of the purchased equipment from InstruTech Florida and will then engage in efforts to liquidate such equipment. We have completed a preliminary estimate of the net recoverable value of the equipment, including the effect on the recovery of the note receivable from InstruTech and amounts advanced under terms of the bridge loan. Based upon this preliminary valuation, we have increased our provision for Loss on Disposal of MCM (and our remaining net assets) by $300,000.

      While we have estimated net recovery values of MCM assets, based upon the information currently available, we cannot provide any assurance of the amounts that will ultimately be recovered from the liquidation of the remaining inventory and equipment, and recovery of accounts receivable.

      Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. We are obligated to make future payments under the Credit Facility and other loans. In addition, we have obligations related to our discontinued MCM operations. Finally, we are required to make certain payments under the terms of the class action Settlement Note. The following table sets forth our contractual obligations and commercial commitments as of March 31, 2005:

                                                PAYMENTS DUE BY PERIOD (1)
                                  ---------------------------------------------------------
                                               REMAINDER OF    YEARS        YEARS     AFTER
                                     TOTAL        2005       2006-2007    2008-2009    2009
                                  -----------  ------------  ----------  -----------  -----
CONTRACTUAL OBLIGATIONS
    Credit Facility (2)           $ 1,980,000  $         -   $1,980,000  $         -  $   -
    Capital Lease Obligations          10,000        3,000        7,000            -      -
    Operating Leases                1,692,000      416,000      849,000      427,000      -
    Series B Preferred Stock          596,000      596,000            -            -      -
    Settlement Note                 2,250,000      562,000    1,500,000      188,000      -
    Term Loan                         776,000      140,000      404,000      232,000      -
    Project Loans                   1,067,000      164,000      481,000      422,000      -
    Discontinued operations (3)       693,000      315,000      311,000       67,000      -
    Other Long-Term Obligations       240,000       12,000      228,000            -      -
                                  -----------  -----------   ----------  -----------  -----

            Total                 $ 9,304,000  $ 2,208,000   $5,760,000  $ 1,336,000  $   -
                                  ===========  ===========   ==========  ===========  =====


----------------
(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of March 31, 2005, not projected borrowings under the Credit Facility.

(3) Represents accrued termination and shutdown costs of our discontinued MCM operations.

      Off-Balance Sheet Arrangements. During the first quarter 2005, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

   - We may recover less than the full amount of the net value of the inventory, equipment and accounts receivable of the discontinued contract manufacturing operations, as recorded on our financial statements, reducing our expected cash flow therefrom.

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

      In April 2005, the SEC amended Rule 4-01(a) of Regulation X under the Exchange Act to defer the effective date of FAS 123(R) to the first fiscal year beginning on or after June 15, 2005 (or December 15, 2005, for small business issuers). As so modified, FAS 123(R) is to become effective for all awards granted, modified, repurchased or cancelled on or after, and to unvested portions of previously issued and outstanding awards vesting on or after January 1, 2006. We are currently evaluating the effect of adopting FAS 123(R) on our financial position and results of operations, and we have not yet determined whether the adoption of FAS 123(R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS 123.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of FAS 123(R), contains interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations, and also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. We are currently assessing the impact of SAB 107 in conjunction with our evaluation of the impact of FAS 123(R).

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, which will be our fiscal year. We are currently evaluating the impact of FIN 47 on our financial position and results of operations.

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

   -  the effects of litigation and claims pending from time to time;

   - our limited operating history in and expansion of our PowerSecure business;

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

   - restrictions imposed on us and our ability to raise additional capital by the terms of our Credit Facility, and the May 2004 private placement;

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

   - risks of physical injury and property damage inherent in natural gas and electrical operations;

   -  the effects of recent terrorist activities and military actions;

   - the impact of current and future laws and government regulations affecting the energy industry in general and the natural gas and electricity industries in particular;

   - the effect of changes in laws, regulations and financial accounting standards; and

   - other risks, uncertainties and other factors that are discussed in this Report or that are discussed from time to time in our other reports and documents we file with or furnish to the SEC and the exhibits to such filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In February 2004, we repurchased 8,065 warrants to purchase shares of our Common Stock at an average price per warrant of $0.72, for an aggregate purchase price of $5,807. Such purchase was a private transaction, not part of any publicly announced plan or program.

ITEM 5. OTHER EVENTS

      On May 9, 2005, Caterpillar Financial Services, Inc ("Caterpillar") offered PowerSecure a $5,000,000 line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in PowerSecure projects, primarily in shared savings arrangements, pursuant to a letter by Caterpillar to PowerSecure containing the terms of this credit line. Under this line of credit, PowerSecure may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project.

      The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. As of May 9, 2005, Caterpillar had financed $1,403,000 of equipment purchases, leaving PowerSecure with $3,597,000 available for additional equipment purchases under the Caterpillar line of credit.

ITEM 6. EXHIBITS

      (a)   EXHIBITS

         10.1 Line of Credit Letter, dated May 9, 2005, by Caterpillar Financial Services

               Corporation to PowerSecure, Inc.

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

         32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

         32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   METRETEK TECHNOLOGIES, INC.

Date: May 13, 2005                 By: /s/ W. Phillip Marcum
                                       -------------------------------------
                                       W. Phillip Marcum
                                       President and Chief Executive Officer

Date: May 13, 2005                 By: /s/ A. Bradley Gabbard
                                       -------------------------------------
                                       A. Bradley Gabbard
                                       Executive Vice President
                                       and Chief Financial Officer