Form 10-Q
period 2005-06-30
METRETEK TECHNOLOGIES INC
filed 2005-08-12
CIK 882154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                  Yes[X] No[ ]


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes[ ] No[X]


      As of August 1, 2005, 12,270,282 shares of the issuer's Common Stock were outstanding.

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets -
            June 30, 2005 and December 31, 2004                                3

         Unaudited Consolidated Statements of Operations -
            For the Three and Six Months Ended June 30, 2005 and
            June 30, 2004                                                      5

         Unaudited Consolidated Statements of Cash Flows -
            For the Six Months Ended June 30, 2005 and
            June 30, 2004                                                      6

         Notes to Unaudited Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           39

Item 4.  Controls and Procedures                                              39

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    41

Item 4.  Submission of Matters to a Vote of Security Holders                  41

Item 6.  Exhibits                                                             41

Signatures                                                                    43

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     JUNE 30,    DECEMBER 31,
                                                                       2005          2004
                                                                    -----------  -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 2,757,082  $ 2,951,489
  Trade receivables, net of allowance for doubtful accounts
    of $613,468 and $740,742, respectively                           12,056,452    8,702,437
  Other receivables                                                      32,761       25,850
  Inventories                                                         2,933,031    3,190,653
  Prepaid expenses and other current assets                             197,051      524,508
                                                                    -----------  -----------

      Total current assets                                           17,976,377   15,394,937
                                                                    -----------  -----------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment                                                           5,555,800    5,052,664
  Vehicles                                                               97,968       61,041
  Furniture and fixtures                                                541,559      543,127
  Land, building and improvements                                       816,542      796,182
                                                                    -----------  -----------
      Total property, plant and equipment, at cost                    7,011,869    6,453,014
  Less accumulated depreciation and amortization                      3,838,782    3,715,884
                                                                    -----------  -----------

      Property, plant and equipment, net                              3,173,087    2,737,130
                                                                    -----------  -----------

OTHER ASSETS:
  Goodwill                                                            8,840,148    8,840,148
  Patents and capitalized software development, net of accumulated
   amortization of $1,188,821 and $1,135,843, respectively              223,017      233,390
  Investment in unconsolidated affiliate                              2,431,963    2,077,301
  Assets of discontinued operations (Note 2)                            119,023      780,000
  Other assets                                                          144,851      148,010
                                                                    -----------  -----------

      Total other assets                                             11,759,002   12,078,849
                                                                    -----------  -----------


TOTAL                                                               $32,908,466  $30,210,916
                                                                    ===========  ===========

See accompanying notes to unaudited consolidated financial statements.

                 METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                  JUNE 30,    DECEMBER 31,
                                                                                    2005          2004
                                                                                -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $ 3,815,063   $  3,206,094
  Accrued and other liabilities                                                   7,989,776      5,896,493
  Notes payable                                                                   1,242,674      1,171,988
  Capital lease obligations                                                           3,675          3,477
                                                                                -----------   ------------

      Total current liabilities                                                  13,051,188     10,278,052
                                                                                -----------   ------------

LONG-TERM NOTES PAYABLE                                                           5,775,724      6,075,065
                                                                                -----------   ------------

NON-CURRENT CAPITAL LEASE OBLIGATIONS                                                 5,206          7,094
                                                                                -----------   ------------

LIABILITIES OF DISCONTINUED OPERATIONS                                              213,332        843,649
                                                                                -----------   ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                                                   151,232         89,792
                                                                                -----------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized;
    none issued and outstanding
  Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized; 12,258,782 and
    12,186,741 shares issued and outstanding, respectively                          122,588        121,867
  Additional paid-in-capital                                                     71,517,741     71,413,120
  Deferred compensation                                                             (99,000)      (132,000)
  Accumulated deficit                                                           (57,829,545)   (58,485,723)
                                                                                 ----------    -----------

      Total stockholders' equity                                                 13,711,784     12,917,264
                                                                                -----------   ------------

TOTAL                                                                           $32,908,466   $ 30,210,916
                                                                                ===========   ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                              --------------------------   --------------------------
                                                  2005           2004          2005           2004
                                              ------------   -----------   ------------   -----------
REVENUES:
  Sales and services                          $ 13,947,328   $ 8,304,314   $ 21,645,668   $16,477,718
  Other                                             88,433        68,484        200,730       309,390
                                              ------------   -----------   ------------   -----------

      Total revenues                            14,035,761    8,372,798      21,846,398    16,787,108
                                              ------------   -----------   ------------   -----------

COSTS AND EXPENSES:
  Cost of sales and services                    10,260,229     5,781,825     15,698,262    11,601,370
  General and administrative                     1,992,983     1,518,846      3,809,466     3,184,011
  Selling, marketing and service                   723,368       513,321      1,296,981     1,009,353
  Depreciation and amortization                    133,564       133,704        258,005       263,659
  Research and development                         164,053       162,771        325,857       329,038
  Interest, finance charges and other              146,642        87,762        293,840       167,951
                                              ------------   -----------   ------------   -----------

      Total costs and expenses                  13,420,839     8,198,229     21,682,411    16,555,382
                                              ------------   -----------   ------------   -----------

Income from continuing operations before
  minority interest and income taxes               614,922       174,569        163,987       231,726

Equity in income of unconsolidated affiliate       364,786       252,614        922,041       621,033

Minority interest                                  (45,441)      (67,264)      (116,565)     (141,774)

Income taxes                                            -        (12,016)       (13,285)      (23,971)
                                              ------------   -----------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS                  934,267       347,903        956,178       687,014
                                              ------------   -----------   ------------   -----------

DISCONTINUED OPERATIONS OF MCM (NOTE 2)
  Loss on disposal of MCM                                                     (300,000)
  Loss from operations of MCM                                   (305,094)                    (639,880)
                                              ------------   -----------   ------------   -----------

LOSS ON DISCONTINUED OPERATIONS                                 (305,094)      (300,000)     (639,880)
                                              ------------   -----------   ------------   -----------

NET INCOME                                    $    934,267   $    42,809   $    656,178   $    47,134
                                              ============   ===========   ============   ===========

PER SHARE AMOUNTS (NOTE 1):
INCOME (LOSS) FROM CONTINUING OPERATIONS:
     Basic                                    $       0.08   $     (0.04)  $       0.08   $     (0.03)
                                              ============   ===========   ============   ===========
     Diluted                                  $       0.07   $     (0.04)  $       0.07   $     (0.03)
                                              ============   ===========   ============   ===========

NET INCOME (LOSS):
     Basic                                    $       0.08   $     (0.07)  $       0.05   $     (0.12)
                                              ============   ===========   ============   ===========
     Diluted                                  $       0.07   $     (0.07)  $       0.05   $     (0.12)
                                              ============   ===========   ============   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                      12,258,782     9,217,416     12,226,928     7,664,681
                                              ============   ===========   ============   ===========
     Diluted                                    12,781,075     9,217,416     12,757,620     7,664,681
                                              ============   ===========   ============   ===========

See accompanying notes to unaudited consolidated financial statements.

                   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                ---------------------------
                                                                    2005            2004
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $    656,178   $     47,134
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Loss on discontinued operations                                300,000        639,880
      Depreciation and amortization                                  258,005        263,659
      Minority interest in subsidiaries                              116,565        109,699
      (Gain) loss on disposal of property, plant and equipment         3,276           (340)
      Equity in income of unconsolidated affiliate                  (922,041)      (621,033)
      Distributions from unconsolidated affiliate                    559,199        528,132
      Stock compensation expense                                      33,000
  Changes in other assets and liabilities:
      Trade receivables, net                                      (3,234,439)      (931,021)
      Inventories                                                    290,265       (960,593)
      Other current assets                                           270,546        365,319
      Other noncurrent assets                                          3,159        (76,222)
      Accounts payable                                               608,969      1,016,546
      Accrued and other liabilities                                2,516,041       (109,575)
                                                                ------------   ------------
  Net cash provided by continuing operations                       1,458,723        271,585
  Net cash used by discontinued operations of MCM                   (345,065)      (534,072)
                                                                ------------   ------------
      Net cash provided by (used in) operating activities          1,113,658       (262,487)
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (662,574)      (654,792)
  Investment in unconsolidated affiliate                                           (955,784)
  Capitalized patent and software costs                              (42,605)       (10,100)
  Increase in restricted cash investment                                         (1,000,000)
  Proceeds from sale of property, plant and equipment                                 5,200
                                                                ------------   ------------
      Net cash used in investing activities                         (705,179)    (2,615,476)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement                                             9,849,146
  Proceeds from stock option exercises                               111,149        298,517
  Repurchase of stock warrants                                        (5,807)
  Net borrowings (payments) on line of credit                         32,579       (481,528)
  Proceeds from equipment loan                                       335,247        110,250
  Proceeds from investment loan                                                     960,784
  Principal payments on long-term notes payable                     (596,481)      (259,125)
  Distributions to minority interests                                (55,125)
  Payments on preferred stock redemptions                           (422,758)
  Payments on capital lease obligations                               (1,690)       (47,815)
                                                                ------------   ------------
      Net cash provided by (used in) financing activities           (602,886)    10,430,229
                                                                ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (194,407)     7,552,266

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,951,489      2,101,675
                                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  2,757,082   $  9,653,941
                                                                ============   ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  As of June 30, 2005 and December 31, 2004 and
        For the Three and Six Month Periods Ended June 30, 2005 and 2004

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

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 2005 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 2005 and June 30, 2004.

      INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed using the weighted average number of shares outstanding. Diluted income (loss) per share reflects the potential dilutions that would occur if stock options were exercised using the average market price for the Company's stock for the period. The Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). The Company adopted EITF 03-6 as of April 1, 2004, and has retroactively adjusted prior periods pursuant to its provisions. EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by Statement of Financial Accounting Standards No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. The Company's Series B Redeemable Preferred Stock was a participating security under the provisions of EITF 03-6 for periods prior to its redemption on December 9, 2004. No undistributed earnings are allocable to the Company's Series B Redeemable Preferred Stock for the three and six months ended June 30, 2005 since such shares were redeemed in December 2004.

The following table sets forth the calculation of basic and diluted earnings per share:

                                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                    JUNE 30,                 JUNE 30,
                                                                            ----------------------   ----------   ----------
                                                                                2005        2004        2005          2004
                                                                            -----------  ---------   ----------   ----------
Income from continuing operations                                           $   934,267  $ 347,903    $ 956,178   $  687,014
Less preferred stock
   deemed distribution                                                                -   (711,144)           -     (942,887)
                                                                            -----------  ---------   ----------   ----------
Income (loss) from continuing operations to be allocated                        934,267   (363,241)     956,178     (255,873)
Less allocation of undistributed earnings to participating preferred stock            -          -            -            -
                                                                            -----------  ---------   ----------   ----------

Income (loss) from continuing operations
   attributable to common shareholders                                          934,267   (363,241)     956,178     (255,873)
Loss from discontinued operations                                                     -   (305,094)    (300,000)    (639,880)
                                                                            -----------  ---------   ----------   ----------
Net income (loss) attributable to common shareholders                       $   934,267  $(668,335)  $  656,178   $ (895,753)
                                                                            ===========  =========   ==========   ==========

Basic weighted-average common shares outstanding in period                   12,258,782  9,217,416   12,226,928    7,664,681
   Add dilutive effects of stock options (1)                                    522,293          -      530,692            -
                                                                            -----------  ---------   ----------   ----------

Diluted weighted-average common shares outstanding in period                 12,781,075  9,217,416   12,757,620    7,664,681
                                                                            ===========  =========   ==========   ==========

Basic earnings (loss) per common share:
   Income from continuing operations                                        $      0.08  $   (0.04)  $     0.08   $    (0.03)
   Loss from discontinued operations                                                  -      (0.03)       (0.03)       (0.09)
                                                                            -----------  ---------   ----------   ----------
   Basic earnings (loss) per common share                                   $      0.08  $   (0.07)  $     0.05   $    (0.12)
                                                                            ===========  =========   ==========   ==========

Diluted earnings (loss) per common share:
   Income from continuing operations                                        $      0.07  $   (0.04)  $     0.07   $    (0.03)
   Loss from discontinued operations                                                  -      (0.03)       (0.02)       (0.09)
                                                                            -----------  ---------   ----------   ----------
   Diluted earnings (loss) per common share                                 $      0.07  $   (0.07)  $     0.05   $    (0.12)
                                                                            ===========  =========   ==========   ==========

(1) The assumed conversion of stock options has been excluded from weighted average shares outstanding for the three and six months ended June 30, 2004 because the effect would be anti-dilutive.

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

      The Company has three stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants to employees and directors, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 for the three and six month periods ended June 30, 2005 and 2004:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                         ---------------------   ----------------------
                                            2005        2004        2005        2004
                                         ---------   ---------   ---------   ----------
Net income (loss) applicable to common
  shareholders - as reported             $ 934,267   $(668,335)  $ 656,178   $ (895,753)

Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method           (103,937)    (57,612)   (185,310)    (100,496)
                                         ---------   ---------   ---------   ----------
Net income (loss) applicable to common
  shareholders - pro forma               $ 830,330   $(725,947)  $ 470,868   $ (996,249)
                                         =========   =========   =========   ==========

Income (loss) per basic common share:
     As reported                         $    0.08   $   (0.07)  $    0.05   $    (0.12)
                                         =========   =========   =========   ==========
     Pro forma                           $    0.07   $   (0.08)  $    0.04   $    (0.13)
                                         =========   =========   =========   ==========

Income (loss) per diluted common share:

     As reported                         $    0.07   $   (0.07)  $    0.05   $    (0.12)
                                         =========   =========   =========   ==========
     Pro forma                           $    0.06   $   (0.08)  $    0.04   $    (0.13)
                                         =========   =========   =========   ==========

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

      MINORITY INTEREST - The minority shareholder's interest in the equity and the income of CAC LLC is included in minority interest in the accompanying consolidated financial statements. In addition, the minority interest in the income of PowerSecure, which the Company acquired during the fourth quarter of 2004, is included in minority interest in the accompanying consolidated statement of operations for the three and six months ended June 30, 2004.

      RECLASSIFICATION - Certain 2004 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company's net income (loss) or stockholders' equity.

2. DISCONTINUED OPERATIONS OF MCM AND NOTE RECEIVABLE FROM INSTRUTECH FLORIDA

      During the fourth quarter of 2004, the Company sold certain contract manufacturing assets and the business of its MCM operations to InstruTech Florida, LLC ("InstruTech Florida"). InstruTech Florida issued a promissory note in the amount of $780,000 to the Company for the assets and business acquired. In connection with the sale to InstruTech Florida, the Company provided $50,000 in the form of a bridge loan to InstruTech Florida

      The assets of the discontinued operations not included in the sale to InstruTech Florida, which consist principally of receivables and inventory, are being liquidated through collections of receivables and through subsequent sales of inventory to contract manufacturers, including InstruTech Florida, and inventory liquidators.

      On May 9, 2005, the Company received notice that InstruTech Florida intended to discontinue the acquired business. As a result, the Company took possession of the purchased equipment from InstruTech Florida and commenced liquidating the equipment. The Company also completed an estimate of the net recoverable value of the equipment, including the effect on the recovery of the note receivable from InstruTech and amounts advanced under terms of the bridge loan. As a result, the Company recorded an additional provision for Loss on Disposal of MCM (and its remaining net assets) by $300,000 during the three months ended March 31, 2005.

      Management has updated its estimate net recovery values of MCM assets through June 30, 2005, and believes no additional loss on disposal of the discontinued assets will be required. However, the Company cannot provide any assurance of the amounts that will ultimately be recovered from the liquidation of the remaining inventory and equipment, and recovery of accounts receivable.

      The operations of the discontinued MCM business for the three and six months ended June 30, 2004, have been reclassified to discontinued operations in the accompanying consolidated statement of operations.

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

      The Company, through MGT and CAC LLC, owns a 26% economic interest in Marcum Midstream 1995-2 Business Trust ("MM 1995-2"). The Company utilizes the equity method to account for its investment in MM 1995-2. Summarized financial information for MM 1995-2 at June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, are as follows:

                                               JUNE 30,     DECEMBER 31,
                                                 2005           2004
                                             ------------   ------------
Total current assets                         $  2,593,645   $  1,766,687
Property, plant and equipment, net              5,275,028      5,158,373
Total other assets                                 13,870         16,537
                                             ------------   ------------

Total assets                                 $  7,882,543   $  6,941,597
                                             ============   ============

Total current liabilities                    $    952,058   $    812,796
Long-term note payable                             53,296        419,559
Total shareholders' equity                      6,877,189      5,709,242
                                             ------------   ------------

Total liabilities and shareholders' equity   $  7,882,543   $  6,941,597
                                             ============   ============

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,               JUNE 30,
                          -------------------------  ------------------------
                              2005          2004        2005         2004
                          ------------  -----------  -----------  -----------
Total revenues            $  2,359,060  $ 1,650,244  $ 5,064,647  $ 3,558,910
Total costs and expenses     1,184,855      866,391    2,096,699    1,632,483
                          ------------  -----------  -----------  -----------

Net income                $  1,174,205  $   783,853  $ 2,967,948  $ 1,926,427
                          ============  ===========  ===========  ===========

4. DEBT

      LINES OF CREDIT - At June 30, 2005, Metretek Florida was not in compliance with the minimum tangible net worth and net income financial covenants of its credit agreement with

Wells Fargo Business Credit ("Wells Fargo"). Wells Fargo has waived the financial covenants for the period ended June 30, 2005. The Company is negotiating with Wells Fargo to amend the Metretek Florida credit agreement to establish less restrictive financial covenants for the remainder of 2005. No assurance can be provided that the Company will be able to successfully negotiate terms that are less restrictive and that will limit the risk that Metretek Florida will be out of compliance in future periods. At June 30, 2005, Metretek Florida had borrowed $129,545 under its credit agreement with Wells Fargo.

      TERM LOANS - PowerSecure has three shared savings project loans outstanding to Caterpillar Financial Services Corporation ("Caterpillar") in the aggregate amount of $1,339,000 at June 30, 2005. The project loans are secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. The Company expects that monthly payments on the project loans will be funded through payments from customers utilizing the distributed generation equipment on their sites.

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

      The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. As of June, 2005, PowerSecure had $3.6 million available for additional equipment purchases under the Caterpillar line of credit.

5. COMMITMENTS AND CONTINGENCIES

      CLASS ACTION AND RELATED LITIGATION -- In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee.

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

      PREFERRED STOCK REDEMPTION -- The terms of the Company's Series B Preferred Stock required it to redeem all shares of Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Company's total redemption obligation was approximately $6.2 million, of which a total of $5,767,000 has been paid through June 30, 2005. The balance of the unpaid redemption obligation at June 30, 2005 and December 31, 2004, was $471,000 and $894,000, respectively, and is included in Accrued and other liabilities in the accompanying consolidated balance sheets.

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

      The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2005, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure.

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

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, revenues and expenses from managing MM 1995-2, results of insignificant operations and, as it relates to segment profit or loss, income and expense (including nonrecurring charges) not allocated to reportable segments. The table information excludes the revenues, depreciation, and losses of the discontinued MCM operations as well as the equity income in our unconsolidated affiliate, minority interest and income taxes for all periods presented.

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                    Three Months Ended               Six Months Ended
                                         June 30,                        June 30,
                                ---------------------------   ------------------------------
                                  2005              2004           2005            2004
                                -----------   -------------   -------------   --------------
REVENUES:
   Southern Flow                $     3,351   $       3,232   $       6,587   $        6,328
   PowerSecure                        9,727           4,348          13,545            8,550
   Metretek Florida                     870             725           1,514            1,600
   Other                                 88              68             200              309
                                -----------   -------------   -------------   --------------
        Total                   $    14,036   $       8,373   $      21,846   $       16,787
                                ===========   =============   =============   ==============

SEGMENT PROFIT (LOSS) (1):
   Southern Flow                $       568   $         550   $       1,027   $          908
   PowerSecure                          824             308             690              532
   Metretek Florida                    (141)            (97)           (327)            (196)
   Other                               (636)           (586)         (1,226)          (1,012)
                                -----------   -------------   -------------   --------------
        Total                   $       615   $         175   $         164   $          232
                                ===========   =============   =============   ==============

CAPITAL EXPENDITURES:
   Southern Flow                $        28   $          94   $          74   $          121
   PowerSecure                          131             328             576              493
   Metretek Florida                      40             (92)             55               48
   Other                                                  2                                3
                                -----------   -------------   -------------   --------------
        Total                   $       199   $         332   $         705   $          665
                                ===========   =============   =============   ==============

DEPRECIATION AND AMORTIZATION:
   Southern Flow                $        34   $          32   $          68   $           62
   PowerSecure                           59              24             108               45
   Metretek Florida                      34              66              67              140
   Other                                  7              12              15               17
                                -----------   -------------   -------------   --------------
        Total                   $       134   $         134   $         258   $          264
                                ===========   =============   =============   ==============

                                                                           June 30,
                                                              ------------------------------
                                                                   2005            2004
                                                              -------------   --------------
TOTAL ASSETS:
   Southern Flow                                              $       9,514   $        9,119
   PowerSecure                                                       16,467            6,278
   Metretek Florida                                                   4,414            8,545
   Other                                                              2,513           11,393
                                                              -------------   --------------
        Total                                                 $      32,908   $       35,335
                                                              =============   ==============

(1) Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest and income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion of our results of operations for the three and six month periods ended June 30, 2005 (referred to herein as the "second quarter 2005" and "six month period 2005", respectively) and 2004 (referred to herein as the "second quarter 2004" and "six month period 2004", respectively) and of our financial condition as of June 30, 2005 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

      During the second quarter 2005, PowerSecure's revenues and segment profit showed significant improvements over the second quarter 2004 primarily due to an increase in the number of completed or in-process projects as well as normal quarter-to-quarter fluctuations inherent in its operations. During the second quarter 2005, Southern Flow's revenues and segment profit also showed improvements over the second quarter 2004 as a result of generally improved market conditions resulting from the high level of natural gas prices. Metretek Florida's revenues also increased by $145,000, or 20%, during the second quarter 2005 as compared to the second quarter 2004, partially due to shipments that had been deferred from the first quarter 2005 due to delays related to the transition of production activities from internal to external contract manufacturers.

      Due to the increase in revenues at each of our operating segments, our consolidated revenues during the second quarter 2005 increased by $5,663,000, representing a nearly 68% increase over second quarter 2004 consolidated revenues. We recorded income from continuing operations of $934,000 during the second quarter 2005, including $365,000 equity in income from MM 1995-2, as compared to income from continuing operations of $348,000 during the second quarter 2004, which included $253,000 equity in income of MM 1995-2. Our net income after discontinued operations was $934,000 during the second quarter 2005, as compared to net income after discontinued operations of $43,000 during the second quarter 2004.

      During the six month period 2005, PowerSecure's revenues and segment profit showed significant improvements over the six month period 2004 as a result of a 130% increase in the number of completed and in-process projects. Southern Flow's revenues and segment profit also showed improvements during the six month period 2005 over the six month period 2004 as a result of generally improved market conditions. The improved revenues and segment profit at PowerSecure and Southern Flow were slightly offset by a decline in revenues and segment results at Metretek Florida during the six month period 2005, as compared to the six month period 2004. Metretek Florida's revenues declined by $86,000, or 5%, during the six month period 2005 as compared to the six month period 2004, due to shipments deferred due to delays related to the transition of production activities from internal to external contract manufacturers as well as Metretek Florida's recent facilities relocation.

      Due principally to the increases in revenues at PowerSecure and Southern Flow, our consolidated revenues during the six month period 2005 increased by $5,059,000, representing a 30% increase over the six month period 2004 consolidated revenues. We recorded income from continuing operations of $956,000 during the six month period 2005, including $922,000 equity in income from MM 1995-2, as compared to income from continuing operations of $687,000 during the six month period 2004, which included $621,000 equity in income of MM 1995-2. We recorded a net loss on discontinued operations of $300,000 during the six month period 2005 to reflect an increase in our provision for loss on the disposal of the discontinued operations. As a result, our net income after discontinued operations was $656,000 during the six month period 2005, as compared to net income after discontinued operations of $47,000 during the six month period 2004.

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

RESULTS OF OPERATIONS

      The following table sets forth selected information related to our primary business segments and is intended to assist you in an understanding of our results of operations for the periods presented. During the third quarter of 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following table excludes revenues and costs and expenses of the discontinued MCM operations as well as equity income in our unconsolidated affiliate, minority interest and income taxes.

                                 Three Months Ended           Six Months Ended
                                      June 30,                    June 30,
                               ----------------------      ----------------------
                                 2005          2004          2005         2004
                               --------      --------      --------      --------
                                    (all amounts reported in thousands)
REVENUES:
   Southern Flow               $  3,351      $  3,232      $  6,587      $  6,328
   PowerSecure                    9,727         4,348        13,545         8,550
   Metretek Florida                 870           725         1,514         1,600
   Other                             88            68           200           309
                               --------      --------      --------      --------
        Total                  $ 14,036      $  8,373      $ 21,846      $ 16,787
                               ========      ========      ========      ========

GROSS PROFIT:
   Southern Flow               $    893      $    847      $  1,769      $  1,623
   PowerSecure                    2,331         1,296         3,405         2,434
   Metretek Florida                 463           379           773           819
                               --------      --------      --------      --------
        Total                  $  3,687      $  2,522      $  5,947      $  4,876
                               ========      ========      ========      ========

SEGMENT PROFIT (LOSS) (1):
   Southern Flow               $    568      $    550      $  1,027      $    908
   PowerSecure                      824           308           690           532
   Metretek Florida                (141)          (97)         (327)         (196)
   Other                           (636)         (586)       (1,226)       (1,012)
                               --------      --------      --------      --------
        Total                  $    615      $    175      $    164      $    232
                               ========      ========      ========      ========

----------------------
(1) Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest and income taxes.

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

      The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2005, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure.

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

      During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business of MCM and all of its manufacturing assets were sold in December 2004. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following discussion regarding revenues and costs and expenses for the second quarter 2005 compared to the second quarter 2004 and the six month period 2005 compared to the six month period 2004 excludes revenues and costs and expenses of the discontinued MCM operations.

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

      Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the second quarter 2005 increased $5,663,000, or 68%, compared to the second quarter 2004. The increase was due to increases in revenues at each of our operating segments.

      PowerSecure's revenues increased $5,379,000, or 124%, during the second quarter 2005 compared to the second quarter 2004. The increase in PowerSecure's revenues during the second quarter 2005 compared to the second quarter 2004 was due to a $5,289,000 increase in distributed generation turn-key system project sales and services as well as an increase of $90,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services. PowerSecure's increase in distributed generation turn-key system project sales and service revenues was due to both an increase in the number of completed or in-process projects during the second quarter 2005 compared to the second quarter 2004 as well as normal quarter-to-quarter fluctuations inherent in its operations. Overall, PowerSecure's results for the second quarter 2005 reflect a 135% increase in the total number of distributed generation turn-key projects either completed or in progress, compared to the second quarter 2004, although the average project size decreased by 2%, resulting from a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure's QuickPower system. As PowerSecure has increased the marketing of its systems and expanded the scope of its offerings and of its geographic marketing, it has experienced a major increase in the number of projects. However, many of the systems it sold in the second quarter 2005 were systems where the customer acquired or leased its own generator, the single biggest component in a complete distributed generation system, from another source. There is no assurance, however, that these recent trends in the number or size of PowerSecure projects will continue during the remainder of fiscal 2005 or thereafter, due to quarterly and annual fluctuations, as discussed below under "--Quarterly Fluctuations". PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Southern Flow's revenues increased $119,000, or nearly 4%, during the second quarter 2005, as compared to the second quarter 2004. The increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices.

      Metretek Florida's revenues increased $145,000, or 20%, during the second quarter 2005 compared to the second quarter 2004. The increase in Metretek Florida's revenues during the second quarter 2005 compared to the second quarter 2004 was due to shipments that had been deferred from the first quarter 2005 due to delays related to the transition of production activities from internal to external contract manufacturers. As discussed below under "--Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Other revenues increased $20,000 during the second quarter 2005, as compared to the second quarter 2004. This increase was comprised principally of increased fee revenue earned by MGT in the second quarter 2005 compared to the second quarter 2004.

      Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                                      QUARTER-OVER-QUARTER
                                        QUARTER ENDED MARCH 31,            DIFFERENCE
                                        -----------------------       --------------------
                                           2005           2004           $             %
                                        ---------       -------       -------         ----
                                             (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                        $   2,458       $ 2,385       $    73            3%
   PowerSecure                              7,396         3,052         4,344          142%
   Metretek Florida                           406           345            61           18%
                                        ---------       -------       -------
        Total                              10,260         5,782         4,478           77%

General and administrative                  1,993         1,519           474           31%
Selling, marketing and service                723           513           210           41%
Depreciation and amortization                 134           134             -            0%
Research and development                      164           163             1            1%
Interest, finance charges and other           147            88            59           67%
Income taxes                                    -            12           (12)        -100%

      Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 77% increase in cost of sales and services for the second quarter 2005, compared to the second quarter 2004, was attributable almost entirely to increased revenues at each of our operating segments.

      The 142% increase in PowerSecure's costs of sales and services in the second quarter 2005 is almost entirely a direct result of the 124% increase in PowerSecure's revenues. PowerSecure's gross profit margin decreased to 24.0% during the second quarter 2005, as compared to 29.8% during the second quarter 2004, reflecting recent cost increases in both key equipment components and outsourced installation and construction costs that were not passed on to certain large customers in the second quarter 2005 compared to the second quarter 2004.

      The 3% increase in Southern Flow's costs of sales and services in the second quarter 2005 is the result of the nearly 4% increase in its revenues. Southern Flow's gross profit margin improved to 26.6% for the second quarter 2005, compared to 26.2% during the second quarter 2004, which is within the range of normal fluctuations for Southern Flow.

      The 18% increase in Metretek Florida's costs of sales and services in the second quarter 2005 was likewise a direct result of the 20% increase in Metretek Florida's revenues. Metretek Florida's gross profit margin increased to 53.3% for the second quarter 2005, compared to 52.4% for the second quarter 2004, which is within the range of normal fluctuations for Metretek Florida.

      General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 31% increase in general and administrative expenses in the second quarter 2005, as compared to the second quarter 2004, was due almost entirely to increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business.

      Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 41% increase in selling, marketing and service expenses in the second quarter 2005, as compared to the second quarter 2004, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during the second quarter 2005 as well as increases in personnel and commission costs at Metretek Florida.

      Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The amount of depreciation and amortization expenses in the second quarter 2005, as compared to the second quarter 2004, was virtually unchanged, due primarily to the offsetting effects of a reduction in depreciable assets at Metretek Florida offset by an increase in depreciable equipment at PowerSecure.

      Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The less than 1% increase in research and development expenses in the second quarter 2005, as compared to the second quarter 2004, reflects the stable level of research and development activity at Metretek Florida.

      Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 67% increase in interest, finance charges and other expenses in the second quarter 2005, as compared to the second quarter 2004, reflects interest on the $3 million class action settlement note that began accruing on June 30, 2004, as well as additional interest costs related to a significant PowerSecure shared savings project loan that commenced in the latter half of fiscal 2004.

      Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The decrease in income taxes in the second quarter 2005, as compared to the second quarter 2004, was due to a decrease in state income taxes incurred by Southern Flow, primarily in Louisiana.

SIX MONTH PERIOD 2005 COMPARED TO SIX MONTH PERIOD 2004

      Revenues. Our consolidated revenues for the six month period 2005 increased $5,059,000, or 30%, compared to the six month period 2004. The increase was due to an increase in revenues at Southern Flow and PowerSecure, partially offset by a reduction in revenues at Metretek Florida.

      PowerSecure's revenues increased $4,995,000, or 58%, during the six month period 2005 compared to the six month period 2004. The increase in PowerSecure's revenues during the six month period 2005 compared to the six month period 2004 was due to a $4,786,000 increase in distributed generation turn-key system project sales and services together with an increase of $209,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services. PowerSecure's increase in distributed generation turn-key system project sales and service revenues was due entirely to both an increase in the number of completed or in-process projects during the six month period 2005 compared to the six month period 2004 as well as normal quarter-to-quarter fluctuations inherent in its operations. Overall, PowerSecure's results for the six month period 2005 reflect a 130% increase in the total number of distributed generation turn-key projects either completed or in progress, compared to the six month period 2004, although the average project size decreased by 31%, resulting from a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure's QuickPower system. As PowerSecure has increased the marketing of its systems and expanded the scope of its offerings and of its geographic marketing, it has experienced a major increase in the number of projects. However, many of the systems it sold in the six month period 2005 were systems where the customer acquired or leased its own generator, the single biggest component in a complete distributed generation system, from another source. There is no assurance, however, that these recent trends in the number or size of PowerSecure projects will continue during the remainder of fiscal 2005 or thereafter, due to quarterly and annual fluctuations, as discussed below under "--Quarterly Fluctuations". PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Southern Flow's revenues increased $259,000, or 4%, during the six month period 2005, as compared to the six month period 2004. The increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices.

      Metretek Florida's revenues decreased $86,000, or 5%, during the six month period 2005 compared to the six month period 2004. The decrease in Metretek Florida's revenues during the six month period 2005 compared to the six month period 2004 was due to shipments deferred due to delays related to the transition of production activities from internal to external contract manufacturers as well as Metretek Florida's recent facilities relocation. As discussed below under "--Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

      Other revenues decreased $109,000 during the six month period 2005, as compared to the six month period 2004. This decrease was comprised principally of non-recurring fee revenue recorded by MGT in the six month period 2004 for which there was no similar fee revenue in the six month period 2005.

      Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                                                         PERIOD-OVER-PERIOD
                                          SIX MONTHS ENDED JUNE 30,          DIFFERENCE
                                          -------------------------      ------------------
                                             2005           2004            $           %
                                          --------        ---------      -------       ----
                                               (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                          $  4,817        $   4,704      $   113          2%
   PowerSecure                              10,140            6,116        4,024         66%
   Metretek Florida                            741              781          (40)        -5%
                                          --------        ---------      -------
        Total                               15,698           11,601        4,097         35%

General and administrative                   3,809            3,184          625         20%
Selling, marketing and service               1,297            1,009          288         29%
Depreciation and amortization                  258              264           (6)        -2%
Research and development                       326              329           (3)        -1%
Interest, finance charges and other            294              168          126         75%
Income taxes                                    13               24          (11)       -46%

      The overall 35% increase in cost of sales and services for the six month period 2005, compared to the six month period 2004, was attributable almost entirely to increased revenues at Southern Flow and PowerSecure.

      The 66% increase in PowerSecure's costs of sales and services in the six month period 2005 is almost entirely a direct result of the 58% increase in PowerSecure's revenues. PowerSecure's gross profit margin decreased to 25.1% during the six month period 2005, as compared to 28.5% during the six month period 2004, reflecting recent cost increases in both key equipment components and outsourced installation and construction costs that were not passed on to certain large customers in the six month period 2005 compared to the six month period 2004.

      The 2% increase in Southern Flow's costs of sales and services in the six month period 2005 is the result of the 4% increase in its revenues. Southern Flow's gross profit margin improved to 26.9% for the six month period 2005, compared to 25.7% during the six month period 2004, which is within the range of normal fluctuations for Southern Flow.

      The 5% decrease in Metretek Florida's costs of sales and services in the six month period 2005 was a direct result of the 5% decrease in Metretek Florida's revenues. Metretek Florida's gross profit margin decreased slightly to 51.1% for the six month period 2005, compared to 51.2% for the six month period 2004, which is within the normal range of fluctuations for Metretek Florida.

      The 20% increase in general and administrative expenses in the six month period 2005, as compared to the six month period 2004, was due primarily to increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business. In addition, smaller increases in personnel and related overhead costs at Southern Flow and Metretek Florida also contributed to the overall increase in general and administrative expense during the six month period 2005, as compared to the six month period 2004.

      The 29% increase in selling, marketing and service expenses in the six month period

2005, as compared to the six month period 2004, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure as well as increased personnel and business development expenses at Metretek Florida during the six month period 2005.

      The 2% decrease in depreciation and amortization expenses in the six month period 2005, as compared to the six month period 2004, primarily reflects a reduction in depreciable assets at Metretek Florida partially offset by an increase in depreciable equipment at PowerSecure in the latter portions of fiscal 2004 and during the six month period 2005.

      The 1% decrease in research and development expenses in the six month period 2005, as compared to the six month period 2004, primarily reflects a reduction of third party costs.

      The 75% increase in interest, finance charges and other expenses in the six month period 2005, as compared to the six month period 2004, reflects interest on the $3 million class action settlement note that began accruing on June 30, 2004, as well as additional interest costs related to a significant PowerSecure shared savings project loan that commenced in the latter half of fiscal 2004.

      The decrease in income taxes in the six month period 2005, as compared to the six month period 2004, was due to a decrease in state income taxes incurred by Southern Flow, primarily in Louisiana.

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

   - economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of cyclical changes in energy prices;

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

      Over PowerSecure's four year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through June 30, 2005, the majority of PowerSecure's revenues constituted non-recurring revenues.

      Southern Flow's operating results tend to vary, to some extent, with energy prices, especially the price of natural gas. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow's customers, resulting in higher revenues and net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect Southern Flow's future revenues and net income.

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

      Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. As of June 30, 2005, we had working capital of $4,925,000, including $2,757,000 in cash and cash equivalents, compared to working capital of $5,117,000 on December 31, 2004, which included $2,951,000 in cash and cash equivalents.

      Net cash provided by operating activities was $1,114,000 in the six month period 2005, consisting of approximately $1,004,000 of cash provided by operations, before changes in assets and liabilities, approximately $455,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $345,000 of cash used by discontinued operations of MCM. This compares to net cash used in operating activities of $262,000 in the six month period 2004, consisting of approximately $967,000 of cash provided by operations, before changes in assets and liabilities, approximately $695,000 of cash used in changes in working capital and other asset and liability accounts, and approximately $534,000 of cash used by discontinued operations of MCM.

      Net cash used in investing activities was $705,000 in the six month period 2005, as compared to net cash used by investing activities of $2,615,000 in the six month period 2004. The majority of the net cash used by investing activities during the six month period 2005 was attributable to equipment purchases for two shared savings distributed generation projects. Net cash used in investing activities during the six month period 2004 included the purchase of a $1,000,000 restricted certificate of deposit in connection with the waiver and amendment of certain loan covenant compliance requirements for Metretek Florida. In addition during the six month period 2004, we purchased additional equity interests in our unconsolidated affiliate for $956,000 and used $665,000 to purchase equipment items at each of our operating subsidiaries.

      Net cash used by financing activities was $603,000 in the six month period 2005, compared to net cash provided by financing activities of $10,430,000 in the six month period 2004. The majority of the net cash used by financing activities during the six month period 2005 was attributable to principal payments on debt obligations, and cash payments made on our preferred stock redemptions. The majority of the net cash provided by financing activities in the six month period 2004 was attributable to $9,849,000 net proceeds from a Private Placement of our Common Stock in May 2004 as well as $961,000 proceeds from a bank term loan used to finance the acquisition of the additional equity interests in our unconsolidated affiliate.

      Our research and development expenses totaled $326,000 in the six month period 2005 compared to $329,000 in the six month period 2004. All of our six month period 2005 research and development expenses were directed toward the enhancement and support of Metretek Florida's business, including the development of its M2M communications products. During the remainder of fiscal 2005, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2005 will total approximately $650,000, all of which will be directed to Metretek Florida's business.

      Our capital expenditures in the six month period 2005 were $705,000, including $427,000 of capital expenditures incurred in building three PowerSecure shared savings distributed generation projects. In the six month period 2004, our capital expenditures were $665,000, including $417,000 of capital expenditures for one PowerSecure shared savings distributed generation project. We anticipate capital expenditures in fiscal 2005 of approximately $2.4 million, including $2.0 million of capital invested in shared savings distributed generation projects. The remaining $400,000 in capital expenditures will benefit all of our key subsidiaries. PowerSecure's shared savings projects are anticipated to be funded primarily through long-term financing arrangements provided through PowerSecure's major suppliers. However, we cannot provide any assurance that those financing arrangements will be sufficient to allow PowerSecure to meet our objectives for its growth and development without internal funding or will be on favorable terms.

      Project Loans. We have three shared savings project loans outstanding to Caterpillar Financial Services Corporation ("Caterpillar") in the aggregate amount of $1,339,000 at June 30, 2005. The project loans are secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. We expect that monthly payments on the project loans will be funded through payments from customers utilizing the distributed generation equipment on their sites.

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

      The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. As of June, 2005, PowerSecure had $3.6 million available for additional equipment purchases under the Caterpillar line of credit.

      Working Capital Credit Facility. We have a $3,260,000 credit facility ("Credit Facility") with Wells Fargo Business Credit, Inc. ("Wells Fargo") that matures in September 2006. The Credit Facility restricts our ability to sell or finance our subsidiaries, without Wells Fargo's consent. The Credit Facility consists of separate credit agreements between Wells Fargo, as lender, and each of Southern Flow, Metretek Florida and PowerSecure, as borrowers. At June 30, 2005, we had an aggregate borrowing base of $3,260,000 under the Credit Facility, of which $2,654,000 had been borrowed, leaving $606,000 available to borrow. We expect to continue to utilize at least $2 million of available borrowings under the Credit Facility during fiscal 2005, and may at times borrow the maximum amount available depending on our cash requirements.

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

            At June 30, 2005, Metretek Florida was not in compliance with the minimum tangible net worth and year-to-date net income financial covenants of its credit agreement with Wells Fargo. Wells Fargo has waived the financial covenants for June 30, 2005. The Company is negotiating with Wells Fargo to amend the Metretek Florida credit agreement to establish less restrictive financial covenants for the remainder of 2005. No assurance can be provided that the Company will be able to successfully negotiate terms that are less restrictive and that will limit the risk that Metretek Florida will be out of compliance in future periods.

            Preferred Stock Redemption. The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our total redemption obligation was approximately $6.2 million, of which a total of $5,767,000 has been paid through June 30, 2005.

            Term Loan. CAC LLC has a term loan outstanding to a commercial bank in the amount of $728,000 at June 30, 2005. The term loan financed our purchase of additional equity interests in our unconsolidated affiliate, MM 1995-2, in fiscal 2004. The term loan is secured by our interests in MM 1995-2, and we provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. We expect that monthly payments on the term loan will be funded through cash distributions from MM 1995-2.

            Settlement Note. We have a settlement note outstanding in the amount of $2,062,500 at June 30, 2005 as a result of class action litigation that was settled in fiscal 2004. The settlement note bears interest at the rate of prime plus three percent, is payable in 16 quarterly installments of $187,500 principal plus accrued interest each, and is guaranteed by the 1997 Trust and by our subsidiaries.

            Discontinued Operations of MCM. In connection with our sale of MCM to InstruTech Florida in fiscal 2004, InstruTech Florida issued to Metretek Florida a promissory note in the amount of $780,000. In addition, in connection with the sale to InstruTech Florida, we advanced $50,000 to InstruTech Florida under terms of a bridge loan.

            The assets of the discontinued operations not included in the sale to InstruTech Florida, which consist principally of receivables and inventory, are being liquidated through collections of receivables and through subsequent sales of inventory to contract manufacturers, including InstruTech Florida, and to inventory liquidators.

            On May 9, 2005, we received notice that InstruTech Florida intended to discontinue the acquired business. As a result, we took possession of the purchased equipment from InstruTech Florida and commenced liquidating the equipment. We also completed an estimate of the net recoverable value of the equipment, including the effect on the recovery of the note receivable from InstruTech and amounts advanced under terms of the bridge loan. Based upon this valuation, we recorded an additional provision for Loss on Disposal of MCM (and its remaining net assets) by $300,000 in the first quarter 2005.

            We have updated our estimate of the net recovery values of MCM assets through June 30, 2005, and believe no additional losses on disposal will be required. However, we cannot provide any assurance of the amounts that will ultimately be recovered from the liquidation of the remaining inventory and equipment, and recovery of accounts receivable.

            Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. We are obligated to make future payments under the Credit Facility and other loans. In addition, we have obligations related to our discontinued MCM operations. Finally, we are required to make certain payments under the terms of the class action settlement note. The following table sets forth our contractual obligations and commercial commitments as of June 30, 2005:

                                                      PAYMENTS DUE BY PERIOD (1)
                                ----------------------------------------------------------------------
                                               REMAINDER OF        YEARS          YEARS        AFTER
                                   TOTAL           2005         2006-2007       2008-2009       2009
                                ----------     ------------     ----------     ----------     --------
Credit Facility (2)             $2,654,000     $          -     $2,654,000     $        -     $      -
Capital Lease Obligations            9,000            2,000          7,000              -            -
Operating Leases                 1,553,000          277,000        849,000        427,000            -
Series B Preferred Stock           471,000          471,000              -              -            -
Settlement Note                  2,063,000          375,000      1,500,000        188,000            -
Term Loan                          728,000           92,000        404,000        232,000            -
Project Loans                    1,339,000          138,000        606,000        568,000       27,000
Discontinued operations (3)        213,000          213,000              -              -            -
Other Long-Term
   Obligations                     235,000            7,000        228,000              -            -
                                ----------     ------------     ----------     ----------     --------

        Total                   $9,265,000     $  1,575,000     $6,248,000     $1,415,000     $ 27,000
                                ==========     ============     ==========     ==========     ========

-----------
(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of June 30, 2005, not projected borrowings under the Credit Facility.

(3) Represents accrued termination and shutdown costs of our discontinued MCM operations.

            Off-Balance Sheet Arrangements. During the second quarter 2005, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

            For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

      - While we have reorganized our Metretek Florida business with the goal of making it cash flow positive, the operations of Metretek Florida, and the discontinued operations of its MCM subsidiary, may require us to fund future operating losses or costs of business expansion.

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

         In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement in the period of change. FAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, FAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material impact on our financial position or results of operations.

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

         Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

      - our history of losses and, notwithstanding our recent profitable quarter, no assurance of continued future profitability;

      - our ability to maintain a sufficient amount of capital and liquidity to meet our operating and capital requirement and growth needs;

      - our ability to successfully and timely develop, market, operate and expand PowerSecure's systems, including its products, services, and technologies;

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

      - restrictions imposed on us and our ability to raise additional capital by the terms of our Credit Facility and the May 2004 private placement;

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

      - the impact and timing of changes in energy prices, especially in the natural gas and electricity markets;

      -     our ability to manage the anticipated growth of PowerSecure;

      - the capital resources, technological requirements and internal business plans of the natural gas and electricity utilities industry;

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders, held on June 6, 2005, the following proposals were submitted to and approved by the stockholders of the
Company:

      PROPOSAL 1:  To elect two directors for a three-year term and until his successor is duly elected and qualified:

                          For                Withhold
                       ---------             --------
A. Bradley Gabbard     8,321,667              56,373
Kevin P Collins        8,345,417              32,623

      PROPOSAL 2:  To ratify the appointment of Hein & Associates LLP as the
                   Company's independent registered public accounting firm for the fiscal year ending December 31, 2005.

   For                 Against             Abstain              Broker Non-Votes
---------             --------             -------              ----------------
8,281,981              26,790               69,269                     0

ITEM 6. EXHIBITS

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

                                     METRETEK TECHNOLOGIES, INC.

Date: August 12, 2005                By: /s/ W. Phillip Marcum
                                         ---------------------------------------
                                     W. Phillip Marcum
                                     President and Chief Executive Officer

Date: August 12, 2005                By:   /s/ A. Bradley Gabbard
                                         ---------------------------------------
                                     A. Bradley Gabbard
                                     Executive Vice President
                                     and Chief Financial Officer