Form 10-Q
period 2005-09-30
METRETEK TECHNOLOGIES INC
filed 2005-11-14
CIK 882154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

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

                                 Yes   X   No
                                     -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes       No   X
                                     -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes       No   X
                                     -----    -----

     As of November 1, 2005, 12,357,217 shares of the issuer's Common Stock were outstanding.

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets -
             September 30, 2005 and December 31, 2004                         3

          Unaudited Consolidated Statements of Operations -
             For the Three and Nine Months Ended September 30, 2005
             and September 30, 2004                                           5

          Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended September 30, 2005 and
             September 30, 2004                                               6

          Notes to Unaudited Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         42

Item 4.   Controls and Procedures                                            42

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  44

Item 6.   Exhibits                                                           44

Signatures                                                                   45

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2005           2004
                                                               -------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $   648,879     $ 2,951,489
   Trade receivables, net of allowance for doubtful accounts
      of $98,589 and $740,742, respectively                      10,429,623       8,702,437
   Other receivables                                                 21,594          25,850
   Inventories                                                    3,225,945       3,190,653
   Prepaid expenses and other current assets                        625,815         524,508
                                                                -----------     -----------
      Total current assets                                       14,951,856      15,394,937
                                                                -----------     -----------

PROPERTY, PLANT AND EQUIPMENT:
   Equipment                                                      5,648,783       5,052,664
   Vehicles                                                          97,968          61,041
   Furniture and fixtures                                           551,872         543,127
   Land, building and improvements                                  508,155         796,182
                                                                -----------     -----------
      Total property, plant and equipment, at cost                6,806,778       6,453,014
   Less accumulated depreciation and amortization                 3,638,371       3,715,884
                                                                -----------     -----------
      Property, plant and equipment, net                          3,168,407       2,737,130
                                                                -----------     -----------

OTHER ASSETS:
   Goodwill                                                       8,840,148       8,840,148
   Patents and capitalized software development,
      net of accumulated amortization of $1,217,567
      and $1,135,843, respectively                                  300,083         233,390
   Investment in unconsolidated affiliate                         2,334,814       2,077,301
   Assets of discontinued operations                                298,858         780,000
   Other assets                                                      56,857         148,010
                                                                -----------     -----------
      Total other assets                                         11,830,760      12,078,849
                                                                -----------     -----------
TOTAL                                                           $29,951,023     $30,210,916
                                                                ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          2005          2004
                                                     -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $  3,319,038    $  3,206,094
   Accrued and other liabilities                        6,432,757       5,896,493
   Notes payable                                        1,250,390       1,171,988
   Capital lease obligations                                3,778           3,477
                                                     ------------    ------------
      Total current liabilities                        11,005,963      10,278,052
                                                     ------------    ------------
LONG-TERM NOTES PAYABLE                                 4,615,573       6,075,065
                                                     ------------    ------------
NON-CURRENT CAPITAL LEASE OBLIGATIONS                       4,222           7,094
                                                     ------------    ------------
LIABILITIES OF DISCONTINUED OPERATIONS                     40,990         843,649
                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                         162,071          89,792
                                                     ------------    ------------
STOCKHOLDERS' EQUITY:
   Preferred stock - undesignated, $.01 par value;
      2,000,000 shares authorized; none issued and
      outstanding
   Preferred stock - Series C, $.01 par value;
      500,000 shares authorized; none issued and
      outstanding
   Common stock, $.01 par value; 25,000,000 shares
      authorized; 12,341,088and 12,186,741 shares
      issued and outstanding, respectively                123,411         121,867
   Additional paid-in-capital                          71,741,693      71,413,120
   Deferred compensation                                  (82,500)       (132,000)
   Accumulated deficit                                (57,660,400)    (58,485,723)
                                                     ------------    ------------
      Total stockholders' equity                       14,122,204      12,917,264
                                                     ------------    ------------
TOTAL                                                $ 29,951,023    $ 30,210,916
                                                     ============    ============

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                  --------------------------   -------------------------
                                                      2005          2004           2005          2004
                                                  -----------   ------------   -----------   -----------
REVENUES:
   Sales and services                             $10,074,442   $ 9,114,187    $31,720,110   $25,591,905
   Other                                              102,346        67,203        303,076       376,593
                                                  -----------   -----------    -----------   -----------
      Total revenues                               10,176,788     9,181,390     32,023,186    25,968,498
                                                  -----------   -----------    -----------   -----------
COSTS AND EXPENSES:
   Cost of sales and services                       7,146,321     6,565,650     22,844,583    18,167,020
   General and administrative                       2,007,820     1,675,421      5,817,286     4,859,432
   Selling, marketing and service                     692,186       483,374      1,989,167     1,492,727
   Depreciation and amortization                      134,778       142,223        392,783       405,881
   Research and development                           189,430       171,622        515,287       500,659
   Interest, finance charges and other                201,604       175,742        495,444       343,693
                                                  -----------   -----------    -----------   -----------
      Total costs and expenses                     10,372,139     9,214,032     32,054,550    25,769,412
                                                  -----------   -----------    -----------   -----------
Income (loss) from continuing operations before
   minority interest and income taxes                (195,351)      (32,642)       (31,364)      199,086
Equity in income of unconsolidated affiliate          418,690       269,606      1,340,731       890,639
Minority interest                                     (51,789)      (59,664)      (168,354)     (201,438)
Income taxes                                           (2,405)      (12,016)       (15,690)      (35,987)
                                                  -----------   -----------    -----------   -----------
INCOME FROM CONTINUING OPERATIONS                     169,145       165,284      1,125,323       852,300
                                                  -----------   -----------    -----------   -----------
DISCONTINUED OPERATIONS OF MCM (NOTE 2)
   Loss on disposal of MCM                                       (3,354,629)      (300,000)   (3,354,629)
   Loss from operations of MCM                                     (514,758)                  (1,154,639)
                                                  -----------   -----------    -----------   -----------
LOSS ON DISCONTINUED OPERATIONS                                  (3,869,387)      (300,000)   (4,509,268)
                                                  -----------   -----------    -----------   -----------
NET INCOME                                        $   169,145   $(3,704,103)   $   825,323   $(3,656,968)
                                                  ===========   ===========    ===========   ===========
PER SHARE AMOUNTS (NOTE 1):
INCOME (LOSS) FROM CONTINUING OPERATIONS:
      Basic                                       $      0.01   $     (0.00)   $      0.09   $     (0.03)
                                                  ===========   ===========    ===========   ===========
      Diluted                                     $      0.01   $     (0.00)   $      0.08   $     (0.03)
                                                  ===========   ===========    ===========   ===========
NET INCOME (LOSS):
      Basic                                       $      0.01   $     (0.35)   $      0.07   $     (0.54)
                                                  ===========   ===========    ===========   ===========
      Diluted                                     $      0.01   $     (0.35)   $      0.06   $     (0.54)
                                                  ===========   ===========    ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                        12,289,743    11,136,629     12,248,096     8,830,444
                                                  ===========   ===========    ===========   ===========
      Diluted                                      13,456,174    11,136,629     12,912,244     8,830,444
                                                  ===========   ===========    ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                     2005          2004
                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   825,323   $(3,656,968)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Loss on discontinued operations                                300,000     4,509,268
      Depreciation and amortization                                  392,783       405,881
      Minority interest in subsidiaries                              168,354       201,438
      (Gain) loss on disposal of property, plant and equipment         2,880           (91)
      Equity in income of unconsolidated affiliate                (1,340,731)     (890,639)
      Distributions from unconsolidated affiliate                  1,128,453       652,400
      Stock compensation expense                                      49,500        33,000
   Changes in other assets and liabilities:
      Trade receivables, net                                      (1,607,610)   (2,128,349)
      Inventories                                                     (2,649)   (1,231,973)
      Other current assets                                          (147,051)     (243,658)
      Other noncurrent assets                                         91,153       (76,523)
      Accounts payable                                               112,944     1,216,804
      Accrued and other liabilities                                  986,912       702,726
                                                                 -----------   -----------
   Net cash provided (used) by continuing operations                 960,261      (506,684)
   Net cash used by discontinued operations of MCM                  (675,592)     (976,439)
                                                                 -----------   -----------
      Net cash provided by (used in) operating activities            284,669    (1,483,123)
                                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                       (780,550)   (2,064,510)
   Investment in unconsolidated affiliate                            (58,045)     (955,784)
   Capitalized patent and software costs                            (148,417)      (13,475)
   Increase in restricted cash investment                                       (1,000,000)
   Proceeds from sale of property, plant and equipment                               5,200
                                                                 -----------   -----------
      Net cash used in investing activities                         (987,012)   (4,028,569)
                                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement                                           9,830,619
   Proceeds from stock option and warrant exercises                  335,924       298,517
   Repurchase of stock warrants                                       (5,807)
   Net payments on lines of credit                                  (806,115)     (476,865)
   Proceeds from equipment and project loans                         335,247     1,212,570
   Proceeds from investment loan                                                   960,784
   Principal payments on long-term notes payable                    (910,222)     (564,878)
   Distributions to minority interests                               (96,075)      (32,075)
   Payments on preferred stock redemptions                          (450,648)
   Payments on capital lease obligations                              (2,571)      (81,074)
                                                                 -----------   -----------
      Net cash provided by (used in) financing activities         (1,600,267)   11,147,598
                                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,302,610)    5,635,906

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             2,951,489     2,101,675
                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   648,879   $ 7,737,581
                                                                 ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                  METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               As of September 30, 2005 and December 31, 2004 and
     For the Three and Nine Month Periods Ended September 30, 2005 and 2004

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

     In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 2005 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 2005 and September 30, 2004.

     INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed using the weighted average number of shares outstanding. Diluted income (loss) per share reflects the potential dilutions that would occur if stock options were exercised using the average market price for the Company's stock for the period. The Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). The Company adopted EITF 03-6 as of April 1, 2004, and retroactively adjusted prior periods pursuant to its provisions. EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by Statement of Financial Accounting Standards No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. The Company's Series B Redeemable Preferred Stock was a participating security under the provisions of EITF 03-6 for periods prior to its redemption on December 9, 2004. No undistributed earnings are allocable to the Company's Series B Redeemable Preferred Stock for the three and nine months ended September 30, 2005 since such shares were redeemed in December 2004.

The following table sets forth the calculation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                               -------------------------   -------------------------
                                                   2005          2004          2005          2004
                                               -----------   -----------   -----------   -----------
Income from continuing operations              $   169,145   $   165,284   $ 1,125,323   $   852,300
Less preferred stock
   deemed distribution                                  --      (174,326)           --    (1,117,213)
                                               -----------   -----------   -----------   -----------
Income (loss) from continuing
   operations to be allocated                      169,145        (9,042)    1,125,323      (264,913)
Less allocation of undistributed earnings
   to participating preferred stock                     --            --            --            --
                                               -----------   -----------   -----------   -----------
Income (loss) from continuing operations
   attributable to common shareholders             169,145        (9,042)    1,125,323      (264,913)
Loss from discontinued operations                       --    (3,869,387)     (300,000)   (4,509,268)
                                               -----------   -----------   -----------   -----------

Net income (loss) attributable
   to common shareholders                      $   169,145   $(3,878,429)  $   825,323   $(4,774,181)
                                               ===========   ===========   ===========   ===========

Basic weighted-average common
   shares outstanding in period                 12,289,743    11,136,629    12,248,096     8,830,444
   Add dilutive effects of stock options (1)     1,166,431            --       664,148            --
                                               -----------   -----------   -----------   -----------
Diluted weighted-average common
   shares outstanding in period                 13,456,174    11,136,629    12,912,244     8,830,444
                                               ===========   ===========   ===========   ===========

Basic earnings (loss) per common share:
   Income from continuing operations           $      0.01   $     (0.00)  $      0.09   $     (0.03)
   Loss from discontinued operations                    --         (0.35)        (0.02)        (0.51)
                                               -----------   -----------   -----------   -----------
   Basic earnings (loss) per common share      $      0.01   $     (0.35)  $      0.07   $     (0.54)
                                               ===========   ===========   ===========   ===========

Diluted earnings (loss) per common share:
   Income from continuing operations           $      0.01   $     (0.00)  $      0.08   $     (0.03)
   Loss from discontinued operations                    --         (0.35)  $     (0.02)        (0.51)
                                               -----------   -----------   -----------   -----------
   Diluted earnings (loss) per common share    $      0.01   $     (0.35)  $      0.06   $     (0.54)
                                               ===========   ===========   ===========   ===========

(1) The assumed conversion of stock options has been excluded from weighted average shares outstanding for the three and nine months ended September 30, 2004 because the effect would be anti-dilutive.

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

     The Company has three stock-based employee and director compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants to employees and directors, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 for the three and nine month periods ended September 30, 2005 and 2004:

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                          ----------------------   -----------------------
                                            2005         2004         2005         2004
                                          --------   -----------   ---------   -----------
Net income (loss) applicable to common
   shareholders - as reported             $169,145   $(3,878,429)  $ 825,323   $(4,774,181)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method           (78,356)      (51,539)   (263,666)     (152,035)
                                          --------   -----------   ---------   -----------
Net income (loss) applicable to common
   shareholders - pro forma               $ 90,789   $(3,929,968)  $ 561,657   $(4,926,216)
                                          ========   ===========   =========   ===========
Income (loss) per basic common share:
   As reported                            $   0.01   $     (0.35)  $    0.07   $     (0.54)
                                          ========   ===========   =========   ===========
   Pro forma                              $   0.01   $     (0.35)  $    0.05   $     (0.56)
                                          ========   ===========   =========   ===========
Income (loss) per diluted common share:
   As reported                            $   0.01   $     (0.35)  $    0.06   $     (0.54)
                                          ========   ===========   =========   ===========
   Pro forma                              $   0.01   $     (0.35)  $    0.04   $     (0.56)
                                          ========   ===========   =========   ===========

     The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2005 and 2004: stock price volatility of 46% and 55%, respectively; risk-free interest rate of 4.42% in 2005 and 3.5% in 2004; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

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

     MINORITY INTEREST - The minority shareholder's interest in the equity and the income of CAC LLC is included in minority interest in the accompanying consolidated financial statements. In addition, the minority interest in the income of PowerSecure, which the Company acquired during the fourth quarter of 2004, is included in minority interest in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2004.

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

          Management has updated its estimate net recovery values of MCM assets through September 30, 2005, and believes no additional loss on disposal of the discontinued assets will be required. However, the Company cannot provide any assurance of the amounts that will ultimately be recovered from the liquidation of the remaining inventory and equipment, and recovery of accounts receivable.

          The operations of the discontinued MCM business for the three and nine months ended September 30, 2004, have been reclassified to discontinued operations in the accompanying consolidated statement of operations.

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

          The Company, through MGT and CAC LLC, owns a 27% economic interest in Marcum Midstream 1995-2 Business Trust ("MM 1995-2"). The Company utilizes the equity method to account for its investment in MM 1995-2. Summarized financial information for MM 1995-2 at September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, are as follows:

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2005           2004
                                             -------------   ------------
Total current assets                           $2,251,841     $1,766,687
Property, plant and equipment, net              5,980,140      5,158,373
Total other assets                                 17,361         16,537
                                               ----------     ----------
Total assets                                   $8,249,342     $6,941,597
                                               ==========     ==========

Total current liabilities                      $  797,407     $  812,796
Long-term note payable                          1,050,835        419,559
Total shareholders' equity                      6,401,100      5,709,242
                                               ----------     ----------
Total liabilities and shareholders' equity     $8,249,342     $6,941,597
                                               ==========     ==========

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                SEPTEMBER 30,             SEPTEMBER 30,
                           -----------------------   -----------------------
                              2005         2004         2005         2004
                           ----------   ----------   ----------   ----------
Total revenues             $2,332,456   $1,555,081   $7,397,103   $5,113,992
Total costs and expenses    1,008,545      720,418    3,105,245    2,352,902
                           ----------   ----------   ----------   ----------
Net income                 $1,323,911   $  834,663   $4,291,858   $2,761,090
                           ==========   ==========   ==========   ==========

4. DEBT

          LINES OF CREDIT - On September 2, 2005, the Company, along with Southern Flow, PowerSecure and Metretek Florida, entered into a Credit Agreement (the "Credit Agreement") with First National Bank of Colorado (the "FNBC"), providing for a $4.5 million revolving credit facility (the "Credit Facility"). Southern Flow and PowerSecure are the borrowers under the Credit Facility. Amounts borrowed under the Credit Facility bear interest at a rate of prime plus one and a half percent (prime + 1.50%). The Credit Facility matures on September 1, 2007. The Credit Facility refinanced the Company's existing credit facility with Wells Fargo Business Credit, Inc. ("Wells Fargo"). The Credit Facility is expected to be used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida.

          The Credit Facility is structured in two parts: a $2.5 million facility for PowerSecure (the "PowerSecure Facility") and a $2.0 million facility for Southern Flow (the "Southern Flow Facility"). Borrowings under the PowerSecure Facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure's eligible accounts receivable, plus 25% of the sum of PowerSecure's unbilled accounts receivable less the amount of PowerSecure's unearned revenues or advanced billings on contracts, plus 25% of PowerSecure's inventory. Borrowings under the Southern Flow Facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow's eligible accounts receivable, plus 20% of Southern Flow's inventory, plus 70% of Metretek Florida's eligible accounts receivable. As of September 30, 2005, the aggregate borrowing base under the Credit Facility was $4,404,000, of which $1,815,000 had been borrowed, leaving $2,589,000 in unused Credit Facility availability.

          The obligations of PowerSecure and Southern Flow, as borrowers, under the Credit Agreement are secured by security agreements (the "Security Agreements") by Southern Flow, PowerSecure and Metretek Florida and are guaranteed by the Company in a guaranty (the "Guaranty"). The Security Agreements grant to FNBC a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.

          The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants pertaining to minimum cash flow coverage ratios and maximum debt to tangible net worth ratios of the Company and PowerSecure, minimum current assets to current liabilities ratios of PowerSecure and Southern Flow, as well as a minimum tangible net worth by Southern Flow. The Credit Agreement does not contain any financial covenants pertaining to Metretek Florida. The Credit Agreement contains other customary covenants that apply to the Company, PowerSecure, Southern Flow and Metretek Florida, limiting the incurrence of additional indebtedness or liens, restricting dividends and redemptions of capital stock, restricting their ability to engage in mergers, consolidations, sales and acquisitions, to make investments, to issue guarantees of other obligations, to engage in transactions with affiliates to or make restricted payments and other matters customarily restricted in secured loan agreements, without FNBC's prior written consent.

          The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events. The Credit Facility also contains an annual unused credit line fee.

          In connection with entering the Credit Agreement described above, the Company terminated its credit facility with Wells Fargo (the "Wells Fargo Credit Facility"). The Wells Fargo Credit Facility was a $3.26 million secured revolving line of credit that previously constituted the Company's primary credit facility and was scheduled to expire on September 30, 2006. In connection with the termination of the Wells Fargo Credit Facility, the Company paid Wells Fargo a $32,600 termination fee, which is included in interest and finance charges in the accompanying consolidated statements of operations, representing one percent (1%) of the maximum line of $3,260,000.

          TERM LOANS - PowerSecure has three shared savings project loans outstanding to Caterpillar Financial Services Corporation ("Caterpillar") in the aggregate amount of $1,265,000 at September 30, 2005. The project loans are secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. Monthly payments on the project loans are being funded through payments from customers utilizing the distributed generation equipment on their sites.

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

          The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. As of September 30, 2005, PowerSecure had $3.6 million available for additional equipment purchases under the Caterpillar line of credit.

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

          PREFERRED STOCK REDEMPTION--The terms of the Company's Series B Preferred Stock required it to redeem all shares of Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. The Company's total redemption obligation was approximately $6.2 million, of which a total of $5,795,000 has been paid through September 30, 2005. The balance of the unpaid redemption obligation at September 30, 2005 and December 31, 2004, was $443,000 and $894,000, respectively, and is included in Accrued and other liabilities in the accompanying consolidated balance sheets.

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

          The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2005, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer acquires the systems from PowerSecure.

          The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida's manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect(TM), DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, machine-to-machine
(M2M) telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions.

          The Company evaluates the performance of its operating segments based on operating income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

          Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, revenues and expenses from managing MM 1995-2, results of insignificant operations and, as it relates to segment profit or loss, interest and finance charges and income and expense items (including nonrecurring charges) not allocated to reportable segments. The table information excludes the revenues, depreciation, and losses of the discontinued MCM operations as well as the equity income in our unconsolidated affiliate, minority interest and income taxes for all periods presented.

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                 ------------------   -----------------
                                    2005     2004       2005      2004
                                  -------   ------    -------   -------
REVENUES:
   Southern Flow                  $ 3,096   $3,216    $ 9,683   $ 9,544
   PowerSecure                      5,980    5,108     19,525    13,658
   Metretek Florida                   999      790      2,512     2,390
   Other                              102       67        303       376
                                  -------   ------    -------   -------
      Total                       $10,177   $9,181    $32,023   $25,968
                                  =======   ======    =======   =======

SEGMENT PROFIT (LOSS) (1):
   Southern Flow                  $   296   $  485    $ 1,323   $ 1,394
   PowerSecure                        159      241        849       773
   Metretek Florida                    (7)      (8)      (334)     (204)
   Other                             (643)    (751)    (1,869)   (1,764)
                                  -------   ------    -------   -------
      Total                       $  (195)  $  (33)   $   (31)  $   199
                                  =======   ======    =======   =======

CAPITAL EXPENDITURES:
   Southern Flow                  $    19   $   21    $    93   $   142
   PowerSecure                        170    1,364        746     1,857
   Metretek Florida                    32       27         87        75
   Other                                3        1          3         4
                                  -------   ------    -------   -------
      Total                       $   224   $1,413    $   929   $ 2,078
                                  =======   ======    =======   =======

DEPRECIATION AND AMORTIZATION:
   Southern Flow                  $    32   $   32    $   100   $    94
   PowerSecure                         65       38        173        83
   Metretek Florida                    31       64         98       205
   Other                                7        8         22        24
                                  -------   ------    -------   -------
      Total                       $   135   $  142    $   393   $   406
                                  =======   ======    =======   =======

                                                         September 30,
                                                      -----------------
                                                        2005      2004
                                                      -------   -------
TOTAL ASSETS:
   Southern Flow                                      $ 9,521   $ 9,883
   PowerSecure                                         13,887     9,241
   Metretek Florida                                     3,960     5,435
   Other                                                2,583     9,459
                                                      -------   -------
      Total                                           $29,951   $34,018
                                                      =======   =======

(1) Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest and income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The following discussion of our results of operations for the three and nine month periods ended September 30, 2005 (referred to herein as the "third quarter 2005" and "nine month period 2005", respectively) and 2004 (referred to herein as the "third quarter 2004" and "nine month period 2004", respectively) and of our financial condition as of September 30, 2005 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

          In addition to these operating subsidiaries, we also own an approximate 27% economic interest in an unconsolidated business, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), which owns and operates water disposal facilities in northeastern Colorado.

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

          Our revenues and results of operations, on a quarterly, period and annual basis, are dependent upon, and are the consolidated result of, the revenues and results of operations of each of our operating subsidiaries, our economic interest in MM 1995-2 and our corporate overhead. While we operate generally in the energy technology products, services and data management industry, our businesses are diversified and each of our business segments is operated independently of the others and influenced and affected by many factors that may apply only to that segment. Accordingly, our consolidated results of operations are an aggregation of different businesses and thus dependent upon a variety of factors applicable to each of these businesses.

          PowerSecure is an expanding business that has developed a distributed generation turn-key business while at the same time is developing new related lines of businesses. Due to the nature of these business activities, PowerSecure is in large part dependent upon the size and timing of projects, and its results of operations can be significantly impacted by large, individual projects. During the third quarter 2005, PowerSecure's revenues showed improvements over the third quarter 2004 primarily due to an increase in the number of completed or in-process projects as well as normal quarter-to-quarter fluctuations inherent in its operations. PowerSecure's segment profit declined during the third quarter 2005 as a result of increases in personnel and overhead costs associated with its continued development and growth of its core and its related lines of business.

          Southern Flow is a well established, strong and expanding oil field services company that renders natural gas measurement and other services to oil and gas production companies. Due to the location of the production assets of many of its key customers, Southern Flow's business in the third quarter 2005 was adversely affected by Hurricanes Katrina and Rita. These hurricanes caused substantial disruptions to the operations of certain customer assets commencing in late August 2005 and reduced Southern Flow's opportunities to provide services related to the affected assets until their repairs are made and operations restored. These disruptions continued in September 2005 and are expected to continue to have some adverse impact on Southern Flow's business during the remainder of 2005. We estimate that the effects of the hurricanes reduced Southern flow's revenues and segment profits by approximately $300,000 in the third quarter 2005, and will have a similar effect on its fourth quarter results.

          Metretek Florida has been in operation since 1977 with a core business of designing, manufacturing and selling data collection and energy measurement monitoring systems. In late 2004, we decided to restructure Metretek Florida's business and discontinue its contract manufacturing operations. Metretek Florida's future results of operations will be largely dependent upon its ability to successfully address its core markets, as well as its ability to generate incremental sales from certain new markets into which it has recently introduced new telemetry products. Metretek Florida's revenues increased by $209,000, or 26%, during the third quarter 2005 as compared to the third quarter 2004, partially due to shipments that had been deferred from the second quarter 2005 due to delays related to the transition of production activities from internal to external contract manufacturers. Despite the increase in Metretek Florida's revenues during the third quarter 2005, its segment profit remained substantially unchanged from the third quarter 2004, due in part to a higher level of sales and marketing expenses being directed toward the development of new markets.

          In addition to our operating subsidiaries, our results of operations are significantly impacted by our interest in MM 1995-2, which is recorded as equity in income of unconsolidated affiliate and included in our income from continuing operations and our net income.

          Due principally to an increase in revenues at our PowerSecure operating segment, our consolidated revenues during the third quarter 2005 increased by $996,000, representing a nearly 11% increase over third quarter 2004 consolidated revenues. Despite the adverse effects of Hurricanes Katrina and Rita, we recorded income from continuing operations of $169,000 during the third quarter 2005, including $419,000 equity in income from MM 1995-2, as compared to income from continuing operations of $165,000 during the third quarter 2004, which included $270,000 equity in income of MM 1995-2. Our net income after discontinued operations was $169,000 during the third quarter 2005, as compared to a net loss after discontinued operations of $3,704,000 during the third quarter 2004, which included a $3,869,000 loss on the discontinued operations of MCM.

          During the nine month period 2005, PowerSecure's revenues and segment profit showed improvements over the nine month period 2004 as a result of a 98% increase in the number of completed and in-process projects. Even after the adverse effects of Hurricanes Katrina and Rita, Southern Flow's revenues also showed improvements during the nine month period 2005 over the nine month period 2004 as a result of generally improved market conditions. Metretek Florida's revenues also increased modestly during the nine month period 2005 over the nine month period 2004 partially as a result of new products introduced during the period. The improved segment profit at PowerSecure was slightly offset by a decline in segment profits at Southern Flow (due to the effects of the hurricanes) and Metretek Florida during the nine month period 2005, as compared to the nine month period 2004.

          Due principally to the increases in revenues at each of our operating segments, our consolidated revenues during the nine month period 2005 increased by $6,055,000, representing a 23% increase over the nine month period 2004 consolidated revenues. We recorded income from continuing operations of $1,125,000 during the nine month period 2005, including $1,341,000 equity in income from MM 1995-2, as compared to income from continuing operations of $852,000 during the nine month period 2004, which included $891,000 equity in income of MM 1995-2. We recorded a net loss on discontinued operations of $300,000 during the nine month period 2005 to reflect an increase in our provision for loss on the disposal of the discontinued operations. As a result, our net income after discontinued operations was $825,000 during the nine month period 2005, as compared to net loss after discontinued operations of $3,657,000 during the nine month period 2004, which included a $4,509,000 loss on the discontinued operations of MCM.

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

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                             ------------------   -----------------
                                2005     2004       2005      2004
                              -------   ------    -------   -------
                               (all amounts reported in thousands)
REVENUES:
   Southern Flow              $ 3,096   $3,216    $ 9,683   $ 9,544
   PowerSecure                  5,980    5,108     19,525    13,658
   Metretek Florida               999      790      2,512     2,390
   Other                          102       67        303       376
                              -------   ------    -------   -------
      Total                   $10,177   $9,181    $32,023   $25,968
                              =======   ======    =======   =======

GROSS PROFIT:
   Southern Flow              $   682   $  850    $ 2,451   $ 2,474
   PowerSecure                  1,675    1,299      5,080     3,733
   Metretek Florida               571      399      1,345     1,218
                              -------   ------    -------   -------
      Total                   $ 2,928   $2,548    $ 8,876   $ 7,425
                              =======   ======    =======   =======

SEGMENT PROFIT (LOSS) (1):
   Southern Flow              $   296   $  485    $ 1,323   $ 1,394
   PowerSecure                    159      241        849       773
   Metretek Florida                (7)      (8)      (334)     (204)
   Other                         (643)    (751)    (1,869)   (1,764)
                              -------   ------    -------   -------
      Total                   $  (195)  $  (33)   $   (31)  $   199
                              =======   ======    =======   =======

----------
(1) Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest and income taxes.

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

          The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2005, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure.

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

          We evaluate the performance of our operating segments based on operating income (loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, fees earned from managing our unconsolidated affiliate, results of insignificant operations, interest and finance charges, and income and expense including non-recurring charges not allocated to its operating segments. Intersegment sales are not significant.

          During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business of MCM and all of its manufacturing assets were sold in December 2004. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following discussion regarding revenues and costs and expenses for the third quarter 2005 compared to the third quarter 2004 and the nine month period 2005 compared to the nine month period 2004 excludes revenues and costs and expenses of the discontinued MCM operations.

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

          Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the third quarter 2005 increased $996,000, or 11%, compared to the third quarter 2004. The increase was due to increases in revenues at PowerSecure and Metretek Florida, partially offset by a decline in revenues at Southern Flow.

          PowerSecure's revenues increased $872,000, or 17%, during the third quarter 2005 compared to the third quarter 2004. The increase in PowerSecure's revenues during the third quarter 2005 compared to the third quarter 2004 was due to a $502,000 increase in distributed generation turn-key system project sales and services as well as an increase of $370,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services. PowerSecure's increase in distributed generation turn-key system project sales and service revenues was due to both an increase in the number of completed or in-process projects during the third quarter 2005 compared to the third quarter 2004 as well as normal quarter-to-quarter fluctuations inherent in its operations. Overall, PowerSecure's results for the third quarter 2005 reflect a 76% increase in the total number of distributed generation turn-key projects either completed or in progress, compared to the third quarter 2004, although the average project size decreased by 37%, resulting from a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure's QuickPower system. As PowerSecure has increased the marketing of its systems and expanded the scope of its offerings and of its geographic marketing, it has experienced a major increase in the number of projects. However, many of the systems it sold in the third quarter 2005 were systems where the customer acquired or leased its own generator, the single biggest component in a complete distributed generation system, from another source. There is no assurance, however, that these recent trends in the number or size of PowerSecure projects will continue during the remainder of fiscal 2005 or thereafter, due to quarterly and annual fluctuations, as discussed below under "--Quarterly Fluctuations". PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

          Southern Flow's revenues decreased $120,000, or nearly 4%, during the third quarter 2005, as compared to the third quarter 2004. The decrease in Southern Flow's revenues was entirely attributable to the combined effects on Southern Flow's customers of Hurricanes Katrina and Rita. Southern Flow's Gulf Coast division offices and related assets experienced no major damage from the hurricanes. However, production assets owned by many of Southern Flow's Gulf Coast customers were heavily damaged and the affected assets may be out of service for indefinite periods. As a result, some Southern Flow services to its Gulf Coast customers are likely to remain curtailed until such time as damage can be repaired and normal operations can be restored. Based upon information provided by its customers, Southern Flow currently expects that Gulf Coast operations will continue to be impaired throughout the remainder of 2005 but should return to normal levels by early 2006. We estimate that Southern Flow's third quarter 2005 revenues and segment profit were reduced by approximately $300,000 as a result of the effects of Hurricanes Katrina and Rita and we expect a similar effect in the fourth quarter of 2005.

          Metretek Florida's revenues increased $209,000, or 26%, during the third quarter 2005 compared to the third quarter 2004. The increase in Metretek Florida's revenues during the third quarter 2005 compared to the third quarter 2004 was due, in part, to shipments that had been deferred from the first half of 2005 due to delays related to the transition of production activities from internal to external contract manufacturers. As discussed below under "--Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

          Other revenues increased $35,000 during the third quarter 2005, as compared to the third quarter 2004. This increase was comprised principally of increased fee revenue earned by

MGT, which is the managing trustee of MM 1995-2, in the third quarter 2005 compared to the third quarter 2004.

          Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                       QUARTER ENDED    QUARTER-OVER-QUARTER
                                       SEPTEMBER 30,         DIFFERENCE
                                      ---------------   --------------------
                                       2005     2004           $     %
                                      ------   ------        ----   ---
                                       (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                      $2,414   $2,366        $ 48     2%
   PowerSecure                         4,305    3,809         496    13%
   Metretek Florida                      427      391          36     9%
                                      ------   ------        ----
      Total                            7,146    6,566         580     9%

General and administrative             2,008    1,675         333    20%
Selling, marketing and service           692      483         209    43%
Depreciation and amortization            135      142          (7)   -5%
Reserarch and development                189      172          17    10%
Interest, finance charges and other      202      176          26    15%
Income taxes                               2       12         (10)  -83%

          Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 9% increase in cost of sales and services for the third quarter 2005, compared to the third quarter 2004, was attributable almost entirely to increased revenues at PowerSecure and Metretek Florida.

          The 13% increase in PowerSecure's costs of sales and services in the third quarter 2005 is almost entirely a direct result of the 17% increase in PowerSecure's revenues. PowerSecure's gross profit margin increased to 28.0% during the third quarter 2005, as compared to 25.4% during the third quarter 2004, reflecting a higher level of revenues from shared savings projects, professional services, monitoring and other service related activities that generally result in higher margins to PowerSecure.

          The 2% increase in Southern Flow's costs of sales and services in the third quarter 2005 despite an overall 4% decrease in Southern Flow's revenues is due to the cost structure of Southern Flow's service operations which remains generally fixed, over short-term periods, relative to fluctuations in its service related revenues. As a result, Southern Flow's gross profit margin decreased to 22.0% for the third quarter 2005, compared to 26.4% during the third quarter 2004, due to the $300,000 estimated reduction in revenues attributable to the effects of the hurricanes without any significant reduction in costs over the same period.

          The 9% increase in Metretek Florida's costs of sales and services in the third quarter 2005 was likewise a direct result of the 26% increase in Metretek Florida's revenues. Metretek Florida's gross profit margin increased to 57.2% for the third quarter 2005, compared to 50.5% for the third quarter 2004. The improved gross profit margin for the third quarter 2005 reflects cost efficiencies achieved from the transition of production activities from internal to external contract manufacturers and other cost reduction measures taken in connection with the restructuring of Metretek Florida's business.

          General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 20% increase in general and administrative expenses in the third quarter 2005, as compared to the third quarter 2004, was due almost entirely to increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business.

          Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 43% increase in selling, marketing and service expenses in the third quarter 2005, as compared to the third quarter 2004, was due primarily to increases in personnel and commission costs at Metretek Florida as well as increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during the third quarter 2005.

          Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 5% decrease in depreciation and amortization expenses in the third quarter 2005, as compared to the third quarter 2004, was due primarily to the offsetting effects of a reduction in depreciable assets at Metretek Florida offset by an increase in depreciable equipment at PowerSecure.

          Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 10% increase in research and development expenses in the third quarter 2005, as compared to the third quarter 2004, reflects additional personnel and associated costs at Metretek Florida.

          Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 15% increase in interest, finance charges and other expenses in the third quarter 2005, as compared to the third quarter 2004, reflects additional interest costs related to a significant PowerSecure shared savings project loan that commenced in May 2005 and the $32,600 credit facility termination fee paid to Wells Fargo in September 2005. These interest costs were partially offset by reduced interest charges at Metretek Florida from lower levels of debt outstanding during the third quarter 2005, as compared the third quarter 2004.

          Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The decrease in income taxes in the third quarter 2005, as compared to the third quarter 2004, was due to a decrease in state income taxes incurred by Southern Flow, primarily in Louisiana.

NINE MONTH PERIOD 2005 COMPARED TO NINE MONTH PERIOD 2004

          Revenues. Our consolidated revenues for the nine month period 2005 increased $6,055,000, or 23%, compared to the nine month period 2004. The increase was due to an increase in revenues at each of our operating subsidiaries.

          PowerSecure's revenues increased $5,867,000, or 43%, during the nine month period 2005 compared to the nine month period 2004. The increase in PowerSecure's revenues during the nine month period 2005 compared to the nine month period 2004 was due to a $5,288,000 increase in distributed generation turn-key system project sales and services together with an increase of $579,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services. PowerSecure's increase in distributed generation turn-key system project sales and service revenues was due entirely to both an increase in the number of completed or in-process projects during the nine month period 2005 compared to the nine month period 2004 as well as normal quarter-to-quarter fluctuations inherent in its operations. Overall, PowerSecure's results for the nine month period 2005 reflect a 98% increase in the total number of distributed generation turn-key projects either completed or in progress, compared to the nine month period 2004, although the average project size decreased by 29%, resulting from a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure's QuickPower system. As PowerSecure has increased the marketing of its systems and expanded the scope of its offerings and of its geographic marketing, it has experienced a major increase in the number of projects. However, many of the systems it sold in the nine month period 2005 were systems where the customer acquired or leased its own generator, the single biggest component in a complete distributed generation system, from another source. There is no assurance, however, that these recent trends in the number or size of PowerSecure projects will continue during the remainder of fiscal 2005 or thereafter, due to quarterly and annual fluctuations, as discussed below under "--Quarterly Fluctuations". PowerSecure's revenues are influenced by the number, size and timing of various projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

          Southern Flow's revenues increased $139,000, or less than 2%, during the nine month period 2005, as compared to the nine month period 2004. The increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices. The positive effects of improved market conditions for its services in the first seven months of 2005 were largely offset by the combined effects on Southern Flow's customers of Hurricanes Katrina and Rita during August and September 2005. Southern Flow's Gulf Coast division offices and related assets experienced no major damage from the hurricanes. However, production assets owned by many of Southern Flow's Gulf Coast customers were heavily damaged and the affected assets may be out of service for indefinite periods. As a result, some Southern Flow services to its Gulf Coast customers are likely to remain curtailed until such time as damage can be repaired and normal operations can be restored. Based upon information provided by its customers, Southern Flow currently expects that Gulf Coast operations will continue to be impaired throughout the remainder of 2005 but should return to normal levels by early 2006. We estimate that Southern Flow's nine month period 2005 revenues and segment profit were reduced by approximately $300,000 as a result of the effects of Hurricanes Katrina and Rita and we expect a similar effect in the fourth quarter of 2005.

          Metretek Florida's revenues increased $122,000, or 5%, during the nine month period 2005 compared to the nine month period 2004. The increase in Metretek Florida's revenues during the nine month period 2005 compared to the nine month period 2004 was due, in part, to new products introduced during the period. As discussed below under "--Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

          Other revenues decreased $73,000 during the nine month period 2005, as compared to the nine month period 2004. This decrease was comprised principally of non-recurring fee revenue recorded by MGT in the nine month period 2004 for which there was no similar fee revenue in the nine month period 2005.

          Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                      NINE MONTHS ENDED   PERIOD-OVER-PERIOD
                                        SEPTEMBER 30,         DIFFERENCE
                                      -----------------   ------------------
                                        2005      2004          $      %
                                      -------   -------      ------   ---
                                        (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                      $ 7,232   $ 7,071      $  161     2%
   PowerSecure                         14,445     9,925       4,520    46%
   Metretek Florida                     1,168     1,171          (3)    0%
                                      -------   -------      ------
      Total                            22,845    18,167       4,678    26%

General and administrative              5,817     4,859         958    20%
Selling, marketing and service          1,989     1,493         496    33%
Depreciation and amortization             393       406         (13)   -3%
Reserarch and development                 515       501          14     3%
Interest, finance charges and other       495       344         151    44%
Income taxes                               16        36         (20)  -56%

          The overall 26% increase in cost of sales and services for the nine month period 2005, compared to the nine month period 2004, was attributable almost entirely to increased revenues at Southern Flow and PowerSecure.

          The 46% increase in PowerSecure's costs of sales and services in the nine month period 2005 is almost entirely a direct result of the 43% increase in PowerSecure's revenues. PowerSecure's gross profit margin decreased to 26.0% during the nine month period 2005, as compared to 27.3% during the nine month period 2004, reflecting recent cost increases in both key equipment components and outsourced installation and construction costs that were not passed on to certain large customers, principally during the first six months of the nine month period 2005, compared to the nine month period 2004. As noted previously, PowerSecure's gross profit margin was 28.0% during the third quarter 2005.

          The 2% increase in Southern Flow's costs of sales and services in the nine month period 2005 is the result of the 1% increase in its revenues. Southern Flow's gross profit margin decreased to 25.3% for the nine month period 2005, compared to 25.9% during the nine month period 2004, which was partially due to the effects of Hurricanes Katrina and Rita, but still within the range of normal fluctuations for Southern Flow.

          The less than 1% decrease in Metretek Florida's costs of sales and services in the nine month period 2005 was a direct result of cost efficiencies achieved from the transition of production activities from internal to external contract manufacturers. As a result, Metretek Florida's gross profit margin increased to 53.5% for the nine month period 2005, compared to 51.0% for the nine month period 2004.

          The 20% increase in general and administrative expenses in the nine month period 2005, as compared to the nine month period 2004, was due primarily to increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business. In addition, smaller increases in personnel and related overhead costs at Southern Flow and Metretek Florida also contributed to the overall increase in general and administrative expense during the nine month period 2005, as compared to the nine month period 2004.

          The 33% increase in selling, marketing and service expenses in the nine month period 2005, as compared to the nine month period 2004, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure as well as increased personnel and business development expenses at Metretek Florida during the nine month period 2005.

          The 3% decrease in depreciation and amortization expenses in the nine month period 2005, as compared to the nine month period 2004, primarily reflects a reduction in depreciable assets at Metretek Florida partially offset by an increase in depreciable equipment at PowerSecure in the latter portions of fiscal 2004 and during the nine month period 2005.

          The 3% increase in research and development expenses in the nine month period 2005, as compared to the nine month period 2004, primarily reflects additional personnel and associated costs at Metretek Florida.

          The 44% increase in interest, finance charges and other expenses in the nine month period 2005, as compared to the nine month period 2004, reflects interest on the $3 million class action settlement note that began accruing on July 1, 2004, additional interest costs related to two PowerSecure shared savings project loans that commenced in the latter half of fiscal 2004 and in the second quarter of 2005, respectively, the $32,600 credit facility termination fee paid to Wells Fargo in September 2005, and a generally higher level of interest rates on outstanding borrowings during the respective periods.

          The decrease in income taxes in the nine month period 2005, as compared to the nine month period 2004, was due to a decrease in state income taxes incurred by Southern Flow, primarily in Louisiana.

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

     - the effects of severe weather conditions, such as Hurricanes Katrina and Rita, on the demand requirements of our customers;

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

          Over PowerSecure's five year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. As PowerSecure develops new related lines of business, revenues and costs will fluctuate. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through September 30, 2005, the majority of PowerSecure's revenues constituted non-recurring revenues.

          Southern Flow's operating results tend to vary, to some extent, with energy prices, especially the price of natural gas. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow's customers, resulting in higher revenues and net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect Southern Flow's future revenues and net income. In addition, Southern Flow's Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can adversely affect Southern Flow's results of operations during hurricane season, such as this year.

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

          Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. As of September 30, 2005, we had working capital of $3,946,000, including $649,000 in cash and cash equivalents, compared to working capital of $5,117,000 on December 31, 2004, which included $2,951,000 in cash and cash equivalents. As of September 30, 2005, we had $2,589,000 of additional borrowing capacity from our credit facilities available to support working capital needs, compared to $639,000 of additional borrowing capacity at December 31, 2004.

          Net cash provided by operating activities was $285,000 in the nine month period 2005, consisting of approximately $1,527,000 of cash provided by operations, before changes in assets and liabilities, approximately $566,000 of cash used in changes in working capital and other asset and liability accounts, and approximately $676,000 of cash used by discontinued operations of MCM. This compares to net cash used in operating activities of $1,483,000 in the nine month period 2004, consisting of approximately $1,254,000 of cash provided by operations, before changes in assets and liabilities, approximately $1,761,000 of cash used in changes in working capital and other asset and liability accounts, and approximately $976,000 of cash used by discontinued operations of MCM.

          Net cash used in investing activities was $987,000 in the nine month period 2005, as compared to net cash used by investing activities of $4,029,000 in the nine month period 2004.

The majority of the net cash used by investing activities during the nine month period 2005 was attributable to equipment purchases for two shared savings distributed generation projects. Net cash used in investing activities during the nine month period 2004 included the purchase of a $1,000,000 restricted certificate of deposit in connection with the waiver and amendment of certain loan covenant compliance requirements for Metretek Florida. In addition during the nine month period 2004, we purchased additional equity interests in our unconsolidated affiliate for $956,000 and used $2,065,000 to purchase equipment items, including $1,724,000 of capital expenditures for three PowerSecure "company-owned" distributed generation projects.

          Net cash used by financing activities was $1,600,000 in the nine month period 2005, compared to net cash provided by financing activities of $11,148,000 in the nine month period 2004. The majority of the net cash used by financing activities during the nine month period 2005 was attributable to principal payments on debt obligations, and cash payments made on our preferred stock redemptions. The majority of the net cash provided by financing activities in the nine month period 2004 was attributable to $9,831,000 net proceeds from a Private Placement of our Common Stock in May 2004, $1,213,000 proceeds from two loans to fund the purchase of equipment for two company-owned distributed generation projects, and $961,000 proceeds from a bank term loan used to finance the acquisition of the additional equity interests in our unconsolidated affiliate.

          Our research and development expenses totaled $515,000 in the nine month period 2005 compared to $501,000 in the nine month period 2004. All of our nine month period 2005 research and development expenses were directed toward the enhancement and support of Metretek Florida's business, including the development of its M2M communications products. During the remainder of fiscal 2005, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2005 will total approximately $710,000, all of which will be directed to Metretek Florida's business.

          Our capital expenditures in the nine month period 2005 were $929,000, the majority of which related to PowerSecure, including $439,000 of capital expenditures incurred in building three PowerSecure shared savings distributed generation projects. In the nine month period 2004, our capital expenditures were $2,078,000, including $1,724,000 of capital expenditures related to three PowerSecure shared savings distributed generation projects. We anticipate capital expenditures in fiscal 2005 of approximately $1.1 million, including $500,000 of capital invested in shared savings distributed generation projects. The remaining $600,000 in capital expenditures will benefit all of our key subsidiaries. The majority of costs incurred in PowerSecure's future shared savings projects are anticipated to be funded primarily through long-term financing arrangements provided through PowerSecure's major suppliers. However, we cannot provide any assurance that those financing arrangements will be sufficient to allow PowerSecure to meet our objectives for its growth and development without internal funding or will be on favorable terms.

          Project Loans. We have three shared savings project loans outstanding to Caterpillar Financial Services Corporation ("Caterpillar") in the aggregate amount of $1,265,000 at September

30, 2005. The project loans are secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. We expect that monthly payments on the project loans will be funded through payments from customers utilizing the distributed generation equipment on their sites.

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

          The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. As of September 30, 2005, PowerSecure had $3.6 million available for additional equipment purchases under the Caterpillar line of credit.

          Working Capital Credit Facility. On September 2, 2005, the Company, along with Southern Flow, PowerSecure and Metretek Florida, entered into a Credit Agreement (the "Credit Agreement") with First National Bank of Colorado (the "FNBC"), providing for a $4.5 million revolving credit facility (the "Credit Facility"). Southern Flow and PowerSecure are the borrowers under the Credit Facility. Amounts borrowed under the Credit Facility bear interest at a rate of prime plus one and a half percent (prime + 1.50%). The Credit Facility matures on September 1, 2007. The Credit Facility refinanced the Company's existing credit facility with Wells Fargo Business Credit, Inc. ("Wells Fargo"). The Credit Facility is expected to be used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida.

          The Credit Facility is structured in two parts: a $2.5 million facility for PowerSecure (the "PowerSecure Facility") and a $2.0 million facility for Southern Flow (the "Southern Flow Facility"). Borrowings under the PowerSecure Facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure's eligible accounts receivable, plus 25% of the sum of PowerSecure's unbilled accounts receivable less the amount of PowerSecure's unearned revenues or advanced billings on contracts, plus 25% of PowerSecure's inventory. Borrowings under the Southern Flow Facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow's eligible accounts receivable, plus 20% of Southern Flow's inventory, plus 70% of Metretek Florida's eligible accounts receivable. As of September 30, 2005, the aggregate borrowing base under the Credit Facility was $4,404,000 of which $1,815,000 had been borrowed, leaving $2,589,000 in unused Credit Facility availability.

          The obligations of PowerSecure and Southern Flow, as borrowers, under the Credit Agreement are secured by security agreements (the "Security Agreements") by Southern Flow, PowerSecure and Metretek Florida and are guaranteed by the Company in a guaranty (the "Guaranty"). The Security Agreements grant to FNBC a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.

          The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants pertaining to minimum cash flow coverage ratios and maximum debt to tangible net worth ratios of the Company and PowerSecure, minimum current assets to current liabilities ratios of PowerSecure and Southern Flow, as well as a minimum tangible net worth by Southern Flow. The Credit Agreement does not contain any financial covenants pertaining to Metretek Florida. The Credit Agreement contains other customary covenants that apply to the Company, PowerSecure, Southern Flow and Metretek Florida, limiting the incurrence of additional indebtedness or liens, restricting dividends and redemptions of capital stock, restricting their ability to engage in mergers, consolidations, sales and acquisitions, to make investments, to issue guarantees of other obligations, to engage in transactions with affiliates to or make restricted payments and other matters customarily restricted in secured loan agreements, without FNBC's prior written consent.

          The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events. The Credit Facility also contains an annual unused credit line fee.

          In connection with entering the Credit Agreement described above, the Company terminated its credit facility with Wells Fargo (the "Wells Fargo Credit Facility"). The Wells Fargo Credit Facility was a $3.26 million secured revolving line of credit that previously constituted the Company's primary credit facility and was scheduled to expire on September 30, 2006. The Company paid Wells Fargo a $32,600 termination fee, representing one percent (1%) of the maximum line of $3,260,000.

          Preferred Stock Redemption. The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our total redemption obligation was approximately $6.2 million, of which a total of $5,795,000 has been paid through September 30, 2005.

          Term Loan. CAC LLC has a term loan outstanding to a commercial bank in the amount of $679,000 at September 30, 2005. The term loan financed our purchase of additional equity interests in our unconsolidated affiliate, MM 1995-2, in fiscal 2004. The term loan is secured by our interests in MM 1995-2, and we provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. We expect that monthly payments on the term loan will be funded through cash distributions from MM 1995-2.

          Settlement Note. We have a settlement note outstanding in the amount of $1,875,000 at September 30, 2005 as a result of class action litigation that was settled in fiscal 2004. The settlement note bears interest at the rate of prime plus three percent, is payable in 16 quarterly installments of $187,500 principal plus accrued interest each, and is guaranteed by the 1997 Trust and by our subsidiaries.

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

          We have updated our estimate of the net recovery values of MCM assets through September 30, 2005, and believe no additional losses on disposal will be required. However, we cannot provide any assurance of the amounts that will ultimately be recovered from the liquidation of the remaining inventory and equipment, and recovery of accounts receivable.

          Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. We are obligated to make future payments under the Credit Facility and other loans. In addition, we have obligations related to our discontinued MCM operations. Finally, we are required to make certain payments under the terms of the class action settlement note. The following table sets forth our contractual obligations and commercial commitments as of September 30, 2005:

                                                   PAYMENTS DUE BY PERIOD (1)
                                 -------------------------------------------------------------
                                              REMAINDER OF      YEARS        YEARS      AFTER
                                    TOTAL         2005        2006-2007    2008-2009     2009
                                 ----------   ------------   ----------   ----------   -------
CONTRACTUAL OBLIGATIONS
   Credit Facility (2)           $1,815,000     $     --     $1,815,000   $       --   $    --
   Capital Lease Obligations          9,000        2,000          7,000           --        --
   Operating Leases               1,414,000      138,000        849,000      427,000        --
   Series B Preferred Stock         443,000      443,000             --           --        --
   Settlement Note                1,875,000      188,000      1,500,000      187,000        --
   Term Loan                        679,000       43,000        404,000      232,000        --
   Project Loans                  1,265,000       64,000        606,000      568,000    27,000
   Discontinued operations (3)       41,000       41,000             --           --        --
   Other Long-Term Obligations      231,000        3,000        228,000           --        --
                                 ----------     --------     ----------   ----------   -------
      Total                      $7,772,000     $922,000     $5,409,000   $1,414,000   $27,000
                                 ==========     ========     ==========   ==========   =======

----------
(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of September 30, 2005, not projected borrowings under the Credit Facility.

(3) Represents accrued termination and shutdown costs of our discontinued MCM operations.

          Off-Balance Sheet Arrangements. During the third quarter 2005, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

          Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

     - our history of losses and, notwithstanding our recent profitable quarters, no assurance of continued future profitability;

     - our ability to maintain a sufficient amount of capital and liquidity to meet our operating and capital requirement and growth needs;

     -    the size, timing and terms of customer orders;

     - our ability to successfully and timely develop, market, operate and expand PowerSecure's systems, including its products, services, and technologies;

     - the effects of adverse weather conditions, such as hurricanes, on the demand requirements of our customers;

     -    the effects of litigation and claims pending from time to time;

     - the effects of changes in utility tariffs in the regions in which PowerSecure sells its distributed generation systems;

     - the effects of changes in environmental laws, rules and regulations by federal, state or local governmental authorities or regulatory agencies on the economic viability of PowerSecure's distributed generation technology solution;

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. See Note 5, "Commitments and Contingencies," to our consolidated financial statements, which is contained in Item I of this Report and incorporated herein by reference.

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

                                       METRETEK TECHNOLOGIES, INC.


Date: November 14, 2005                By: /s/ W. Phillip Marcum
                                           -------------------------------------
                                           W. Phillip Marcum
                                           President and Chief Executive Officer


Date: November 14, 2005                By: /s/ A. Bradley Gabbard
                                           -------------------------------------
                                           A. Bradley Gabbard
                                           Executive Vice President
                                           and Chief Financial Officer