Form 10-K
period 2005-12-31
METRETEK TECHNOLOGIES INC
filed 2006-03-22
CIK 882154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

       Registrant's telephone number, including area code: (303) 785-8080

           Securities registered pursuant to Section 12(b) of the Act:

    Title of  each class               Name of each exchange on which registered
    --------------------               -----------------------------------------
COMMON STOCK, PAR VALUE $.01
PER SHARE                                       AMERICAN STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant was approximately $24,832,000, based upon $2.85, the last sale price of the Common Stock on such date as reported on the OTC Bulletin Board (which was the principal market for the Common Stock on such date). For purposes of this disclosure, shares of Common Stock held by each director and executive officer and each person who owns 5% or more of the registrant's Common Stock have been excluded because such persons may be deemed to be "affiliates" for this purpose. This determination, however, is not necessarily conclusive for any other purpose.

     As of March 3, 2006, 13,443,251 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Cautionary Note Regarding Forward-Looking Statements ....................      1

                                  PART I
Item 1.  Business .......................................................      2
Item 1A. Risk Factors ...................................................     16
Item 1B. Unresolved Staff Comments ......................................     29
Item 2.  Properties .....................................................     29
Item 3.  Legal Proceedings ..............................................     30
Item 4.  Submission of Matters to a Vote of Security Holders ............     31

                                 PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ...........     32
Item 6.  Selected Financial Data ........................................     33
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operation ........................................     34
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .....     51
Item 8.  Financial Statements and Supplementary Data ....................     52
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ........................................     52
Item 9A. Controls and Procedures ........................................     52
Item 9B. Other Information ..............................................     53

                                 PART III
Item 10. Directors and Executive Officers of the Registrant .............     54
Item 11. Executive Compensation .........................................     55
Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters .............................     62
Item 13. Certain Relationships and Related Transactions .................     64
Item 14. Principal Accountant Fees and Services .........................     65

                                 PART IV
Item 15. Exhibits and Financial Statement Schedules .....................     66

Signatures ..............................................................     70

Index to Financial Statements ...........................................    F-1

Exhibit Index ...........................................................    X-1

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of and made under the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words "may", "could", "should", "would", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "forecast", "expect", "plan", "potential", "opportunity" and "scheduled", variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

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

     - the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time; and

     -    future economic, business, market and regulatory conditions.

     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in "Item 1A. Risk Factors" below, as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission ("SEC").

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

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     Metretek Technologies, Inc. is a diversified provider of energy technology products, services and data management systems to industrial and commercial users and suppliers of natural gas and electricity. We currently conduct our operations through three wholly-owned subsidiaries:

     - PowerSecure, Inc. ("PowerSecure"), based in Wake Forest, North Carolina, which designs, engineers, sells and manages distributed generation systems marketed primarily to industrial and commercial users of electricity, and also provides energy management, engineering, consulting and other related products and services.

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

     In addition to these subsidiaries, Marcum Gas Transmission, Inc. ("MGT"), a wholly-owned subsidiary of ours based in Denver, Colorado, owns an approximate 27% economic interest in an unconsolidated business, Marcum Midstream 1995-2 Business Trust ("MM 1995-2"), which operates production water disposal facilities located in northeastern Colorado. MGT acquired additional equity interests in MM 1995-2 during 2004 and 2005. As a result, the equity income from MM 1995-2 has become a larger part of our consolidated results in the last two fiscal years.

     Until recently, Metretek Florida had provided contract manufacturing services through its subsidiary, Metretek Contract Manufacturing Company, Inc. ("MCM"). These contract manufacturing services were discontinued during 2004 and MCM's contract manufacturing business and most of its assets were sold on December 30, 2004.

     In this Report, references to "Metretek", "we", "us" and "our" refer to Metretek Technologies, Inc. together with its subsidiaries, and references to "Metretek Technologies" refer to Metretek Technologies, Inc. without its subsidiaries, unless we state otherwise or the context indicates otherwise.

     We were incorporated in Delaware on April 5, 1991 under the name "Marcum Natural Gas Services, Inc.," and we changed our name in June 1999 to "Metretek Technologies, Inc." Our principal executive offices are located at 303 East Seventeenth Avenue, Suite 660, Denver, Colorado 80203, and our telephone number at those offices is (303) 785-8080. Our internet website address is www.metretek.com. Information contained on our website is not incorporated into this prospectus.

BUSINESS STRATEGY

     Our business strategy is to position ourself as an integrated provider of energy technology products, services and systems that enhance the availability of management information and services primarily to suppliers and users of natural gas and electricity. While our products, services and systems have historically been aimed primarily at the natural gas industry, we are focusing more of our current and future products, services and systems to other segments of the energy industry, especially the electricity industry, as well as to other industries that require energy data management services. The energy industry continues to experience fundamental regulatory and structural changes and significant new trends. Our strategy is to acquire, develop, operate and expand businesses that are positioned to take advantage of these changes and trends.

     In implementing our business strategy, we have acquired or formed the following important businesses since 2000:

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

     - In 2004 and 2005, we significantly increased our economic interest in MM 1995-2.

     -    In November 2004, we acquired the minority interest in PowerSecure.

     - In 2005 and early 2006, PowerSecure launched three new complementary energy service businesses for the purpose of expanding its business to include providing technical engineering services, management consulting and lighting efficiency services.

     While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this Report we have not entered into any binding agreement or commitment with respect to any material acquisition or disposition.

RECENT DEVELOPMENTS

     In November 2005, PowerSecure received commitments from two large commercial customers for distributed generation projects that are anticipated to generate revenues in excess of $45 million in the aggregate. A total of $40 million in the orders were from Publix Super Markets ("Publix"). The documentation for a substantial portion of these projects has been finalized and executed and the documentation for the remainder of the projects is being finalized. PowerSecure has commenced these projects, which it expects to complete during 2006.

     In March 2006, PowerSecure announced that it had received additional verbal orders from Publix for distributed generation and switchgear projects that are anticipated to generate revenues of approximately $75 million in the aggregate during 2006 and 2007. The orders are subject to the finalization of payment terms and other standard purchasing conditions, as well as the completion and execution of definitive documentation.

     During late 2005 and early 2006, PowerSecure formed three new energy services businesses, designed to expand and complement its core distributed generation business and customers. PowerServices, Inc. provides rate analysis and other similar consulting services to PowerSecure's utility, commercial and industrial customers. UtilityEngineering, Inc. provides fee-based, technical engineering services to PowerSecure's utility partners and customers. EnergyLite, Inc. assists customers in reducing their use of energy through investments in more energy-efficient technologies. Each business unit operates in a distinct market with distinct technical disciplines, but shares a common customer base. PowerSecure intends to service and grow these new businesses through shared resources and marketing efforts such as customer leads. Accordingly, these new units, which did not have a significant effect on PowerSecure's fiscal 2005 revenues, will be included within PowerSecure's segment results in future periods. These units are intended to increase PowerSecure's future growth, beyond and in addition to the growth in its core distributed generation business.

POWERSECURE, INC.

     We formed PowerSecure in the fall of 2000 to engage in the business of designing, engineering, marketing, constructing and operating turn-key distributed generation systems. In January 2001, PowerSecure received its first distributed generation contract. The goal of PowerSecure is to be a national provider of distributed generation systems, providing customers, primarily industrial and commercial users of electricity, with access to back-up power generation to facilitate reliable power and with the ability to take advantage of peak-shaving and load interruption incentives. Distributed generation is on-site power generation that supplements or bypasses the public power grid by generating power at the customer's site. PowerSecure offers a power supply that serves as an alternative source of electricity for the customer's business needs. PowerSecure's program covers virtually all elements of the peak-power supply chain, including system design, installation and operation as well as rate analysis and utility rate negotiation.

     Distributed Generation Background. The demand for distributed generation facilities offered by PowerSecure is driven primarily by two factors: the need for high quality and high reliability power, and the economics of energy pricing structures by utilities and other power suppliers. The need for power quality and reliability is driven directly by the needs of industrial and commercial end-users of electricity and, in particular, the specific consequences to an end user of experiencing a power outage or curtailment. This need for reliable power became apparent to many businesses as a result of brown-outs and black-outs and the effects of severe weather conditions. Distributed generation allows a business to improve the reliability of its energy generation by providing a back-up power source that is available if the primary source, for example a local utility, becomes unable, for any reason, to provide power. Distributed generation can protect businesses from the adverse effect of power outages caused by storms, utility equipment failures and black-outs and brown-outs resulting from instability on the utility power grids. In addition, businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity through alternative sources. Spikes in power prices, due to electricity spot price volatility, have led many businesses to seek alternative sources of power to protect against these price spikes by "peak shaving". Peak shaving, as it generally applies in PowerSecure's business, means utilizing the back-up power provided by a system of distributed generation to reduce specific demand to avoid the adverse effect of high energy prices charged by utilities during peak energy use periods.

     In addition, energy usage information has become increasingly important for energy suppliers and users. Many energy suppliers, especially utilities, have complicated pricing and rate structures and tariffs that are difficult for energy users to understand, which further increases the complexity of monitoring and managing energy usage and costs. Energy deregulation, with multiple providers of energy and diverse rate structures, adds to this complexity in managing energy usage and costs.

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

     Sales and Marketing. PowerSecure markets its distributed generation systems primarily through a direct sales force. PowerSecure markets its products and services in various types of packages. PowerSecure's initial marketing focus was, and the majority of its revenues through December 31, 2005 were derived from, its turn-key distributed generation program. In its turn-key program, PowerSecure offers a complete distributed generation package, including assistance in locating and arranging financing, directly to industrial and commercial users of electricity that desire to own their own distributed generation system. The size of turn-key distributed generation systems designed and sold by PowerSecure has ranged from 90 KW to 15,750 KW, although PowerSecure has the ability to design and sell even larger turn-key systems. A variation of the turn-key system marketed by PowerSecure involves partnering with natural gas and electricity utilities to develop, market and manage distributed generation systems for their customers. In this "utility partnership" model, PowerSecure partners with a utility to combine its distributed generation package with other products or services of that utility, and assists the utility in marketing PowerSecure's distributed generation package to the utility's customers under the utility's brand name.

     PowerSecure also offers a "shared savings" distributed generation system program. Shared savings programs will require significant capital to develop and have only been offered on a limited basis through the date of this Report. PowerSecure's shared savings program involves the design, engineering, installation, operation and maintenance of distributed generation systems that are owned by PowerSecure and leased to customers on a long-term basis for monthly fees related to the benefits, including energy savings, realized by the customer. Depending on our ability to raise sufficient additional capital, market conditions and the preferences of industrial and commercial users of electricity, PowerSecure believes that a more significant portion of its future business and revenues may be derived from its shared savings program.

     Engineering and Management Services. During 2005, PowerSecure formed two new subsidiaries, UtilityEngineering, Inc. and PowerServices, Inc., to serve the growing needs of PowerSecure's utility clients. PowerSecure is marketing these services to utilities as means to supplement the utilities' own engineering staffs. The scope of services offered by PowerSecure includes the design and engineering for transmission and distribution (including substations) systems as well as engineering services such as developing future plans for enhancing and expanding the utility's infrastructure.

     Engineering services for utilities include the engineering and design of substations and transmission and distribution systems. UtilityEngineering provides technical engineering services to utility partners and customers, including design and engineering services relating to transmission and distribution, substations and utility lighting.

PowerServices provides management consulting services to utilities and commercial and industrial customers, such as planning and quality improvement, technical studies involving reliability analysis and rate analysis, accident investigation and related services and power supply contracts and negotiations. UtilityEngineering and PowerServices utilize the existing internal resources of PowerSecure along with industry experts employed by those businesses.

     Energy Efficiency. During January 2006, PowerSecure formed a new subsidiary, EnergyLite, Inc., to provide energy efficiency services to industrial and commercial customers. EnergyLite assists customers in identifying and implementing opportunities to reduce their consumption of energy through investments in more energy-efficient technologies. This business focuses on providing customers with projects that pay for themselves as a result of the economic savings from the use of more efficient energy systems. EnergyLite intends to provide projects that will relate to more energy efficient lighting systems, boiler systems, cooling systems and energy control systems.

     Backlog. In November 2005, PowerSecure received commitments from two large commercial customers for distributed generation projects that are anticipated to generate revenues in excess of $45 million in the aggregate. The projects are expected to be completed during 2006. In March 2006, PowerSecure announced that it had received additional verbal orders from Publix for distributed generation and switchgear projects that are anticipated to generate revenues of approximately $75 million in the aggregate during 2006 and 2007. As of March 3, 2006, PowerSecure's backlog was approximately $140 million, relating to secured contracts for distributed generation projects, including these large orders, of which approximately $90 million is scheduled to be completed during 2006 and approximately $50 million is scheduled to be completed during 2007. Given the irregular sales cycle of customer orders, and especially of large orders, PowerSecure's backlog at any given time is not necessarily an accurate indication of its future revenues.

SOUTHERN FLOW COMPANIES, INC.

     Southern Flow provides a variety of natural gas measurement services principally to customers involved in the business of natural gas production, gathering, transportation and processing. We commenced providing natural gas measurement services in 1991 by acquiring an existing business. We expanded this business significantly in 1993 when we acquired substantially all of the assets of the Southern Flow Companies division of Weatherford International Incorporated. Through its predecessors, Southern Flow has provided measurement services to the natural gas industry since 1953.

     Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Southern Flow's field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow's chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow also provides laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer's accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts, and in 2005 derived approximately 24% of its revenues from its parts resale business. Southern Flow provides its services through nine division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

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

     Products. Metretek Florida's product offerings fall into two categories: field data collection and telemetry hardware devices and application specific software-based solutions. Metretek Florida's hardware devices include AMRs and electronic flow computers that are specifically sold to utility customers. Metretek Florida's hardware devices also include telemetry products, our Cellular Network Interface ("CNI") products, that operate with InvisiConnect(TM) software and are designed to serve applications in other vertical market segments as well as applications in the utility markets. All of Metretek Florida's manufactured hardware devices are designed on similar electronic platforms that can be configured to provide solutions designed to fit each customer's specific requirements.

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

     Metretek Florida has recently introduced its InvisiConnect(TM) software solution. Operating in conjunction with the CNI suite of telemetry hardware, InvisiConnect(TM) provides a simple, cost-effective, plug-and-play communications solution that allows almost any field device in virtually any remote device data management application to be upgraded to digital wireless or IP connectivity. In this product solution, Metretek Florida's CNI hardware provides the digital cellular radio that is installed in the field and connects directly to the customer's field device. The InvisiConnect(TM) software is installed on the customer's application computer, and provides the communication interface to the customer's legacy software package for remote device and data management. Examples of applications that are ideal candidates for the InvisiConnect(TM) solution include remote traffic light and intersection control, remote signage, remote vending control and monitoring and numerous other applications.

     Utility Hardware Products. Metretek Florida's products that are typically sold to natural gas and electric utilities, also known as automatic meter readers or AMRs, are installed on existing utility meters. The AMRs are designed to automatically collect and transmit energy consumption and event data according to a schedule predetermined and preset by the customer. The AMRs contain an electronic printed circuit board ("PCB") assembly, which is designed and programmed to interface with a utility meter at the point of consumption. The PCB contains a microprocessor and modem or other communication link, is packaged with AC or DC power and is installed on, or in close proximity to, a utility meter. Consumption data is collected, time-stamped, stored, and then transmitted (via the communications link) by the AMR to a central location on which Metretek Florida's DC2000 or PowerSpring software, running on a PC, or a PC network, manages the data collection and processing as well as storing the data in a database. Communication from the remotely located AMRs to the central software system has historically been accomplished using existing, standard voice grade telephone lines, although a more recent trend is evolving toward the use of Metretek Florida's CNI digital cellular communication solutions.

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

     During 2006, Metretek Florida plans to continue building distribution channels in several vertical markets for the InvisiConnect(TM) product line. It also intends to build brand name recognition in markets it is targeting but not yet established. It also intends to engage new agents to provide additional coverage into the energy utility market by promoting its core line of data recording, remote monitoring and AMR systems.

     International. Outside the United States, Metretek Florida has sold products and services to utility companies in the United Kingdom, Netherlands, Pakistan, Australia, Argentina, Columbia, Taiwan, Korea, Brazil and Canada. All of the six major gas distribution utility companies in Canada own and operate Metretek Florida's AMR systems. During fiscal 2005, 21% of Metretek Florida's annual revenues were generated in international markets, compared to 24% in fiscal 2004 and 15% in fiscal 2003.

     Metretek Contract Manufacturing Company, Inc. In June 2002, Metretek Florida formed MCM to operate and expand its printed circuit board ("PCB") contract manufacturing business. Metretek Florida had been involved in contract manufacturing as a part of its traditional business since 1997, but reorganized this business and its management in fiscal 2002 in order to focus on increasing business from third parties. Through MCM, Metretek Florida offered contract manufacturing services to local, regional and national companies with PCB product requirements that were short run, high quality, and quick turnaround. During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business operated by MCM and to sell all of the contract manufacturing assets. In connection with this discontinuance, on December 30, 2004 Metretek Florida and MCM sold their contract manufacturing business and most of the related assets to InstruTech Florida, LLC ("InstruTech Florida"). InstruTech Florida is a subsidiary of InstruTech, Inc., a Colorado-based contract manufacturer of PCBs and other instrumentation products

     In May 2005, Metretek Florida received notice that InstruTech Florida intended to discontinue the acquired business. As a result, Metretek Florida took possession of the purchased equipment from InstruTech Florida and commenced liquidating the equipment. Metretek Florida also completed an estimate of the net recoverable value of the equipment, including the effect on the recovery of the note receivable from InstruTech Florida and amounts advanced under terms of the bridge loan. As a result, we recorded an additional provision for loss on the disposal of MCM (and its remaining net assets) by $300,000 during the first quarter of 2005. The assets of the discontinued MCM business at December 31, 2005 consisted entirely of inventory and miscellaneous equipment and certain accounts receivables, and no liabilities remained.

     Backlog. Metretek Florida's backlog consists primarily of unfulfilled customer orders at any given time related to its AMR and M2M business. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 2005, Metretek Florida's backlog was minimal. The amount of backlog is not necessarily indicative of future revenues because short-term purchase orders, modifications to or terminations of present orders and production delays can provide additional revenues or reduce anticipated revenues. Metretek Florida's backlog is typically subject to large variations from time to as new orders are received.

Consequently, it is difficult to make meaningful comparisons of backlog. Metretek Florida's orders from its customers generally include provisions permitting rescheduling, deferral or termination at any time at the convenience of the customer.

MM 1995-2

     As of December 31, 2005, MGT owned an approximate 27% economic interest in MM 1995-2. MM 1995-2 owns and operates five oil field production water disposal facilities located in northeastern Colorado. MM 1995-2 was formed in February 1996, and since that time MGT has served as its managing trustee. MGT acquired additional equity interests in MM 1995-2 during the first quarter of 2004. In connection with the acquisition of these additional equity interests, MGT formed Conquest Acquisition Company LLC ("Conquest Acquisition") as a majority-owned subsidiary to hold equity interests in MM 1995-2. Upon formation, MGT acquired 73.75% of Conquest Acquisition, with the remainder of the interest in Conquest Acquisition being owned by the operator of MM 1995-2. As a result of this acquisition, the equity income from MM 1995-2 is becoming a more significant part of our consolidated results, contributing $1,690,000 to our income from continuing operations during fiscal 2005, a substantial increase from $1,254,000 in fiscal 2004 and $469,000 in fiscal 2003.

CUSTOMERS

     Our customers include a wide variety of mid-sized and large businesses, utilities and institutions. From time to time, our subsidiaries have derived a material portion of their revenues from one or more significant customers or purchase commitments. For example, PowerSecure has recently received the largest purchase orders in our history from one large customer. See "-Recent Developments" above. During 2005 and 2004, Food Lion, a PowerSecure customer accounting for approximately 15% of our consolidated revenues, was our only customer that accounted for 10% or more of our consolidated revenues. Our revenues derived from sales to customers outside the United States, primarily from Metretek Florida sales, have declined in recent years to 1% of our total consolidated revenues in fiscal 2005, as compared to 2% in fiscal 2004 and 3% in fiscal 2003.

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

     Our current and prospective competitors include:

          - large and well established providers of data collection and telemetry solutions, including AMR systems, such as Itron, Inc., Elster Metering, ABB, Badger Meter, Inc., Sensus Metering Systems, Inc., Neptune Technology Group, Inc. and other smaller entities such as Comverge, Inc., Cellnet Technology, Inc. and Nertec, Inc.;

          - numerous and diverse entities in the M2M market segments, including Telenetics Corporation, Airlink Communications Inc., Sierra Wireless, Inc., Wavecom S.A. and Enfora L.P.;

          - providers of natural gas volume correctors such as Mercury Instruments, Inc., Eagle Research Corp., Instromet and Galvanic Applied Sciences Inc.;

          - large manufacturers of power generation equipment with substantial distribution networks, such as Caterpillar Inc., Cummins Inc. (including Onan), Detroit Diesel Corporation, Kohler Co. and Generac Power Systems, Inc.;

          - large, well established and diversified companies like Schlumberger, Emerson Electric Co., ABB, General Electric, Siemens and Honeywell International Inc. that have divisions or subsidiaries devoted to our markets;

          - in-house services provided by utilities and major oil and gas companies;

          - large, well established and diversified oil and gas companies like Duke Energy Corporation, Williams Energy and Hanover Compressor Company; and

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

     The market for distributed generation products is highly competitive and rapidly changing and evolving. PowerSecure's competition is primarily from manufacturers and distributors of generators and related equipment, as well as small regional electric engineering firms that compete in certain aspects of distributed generation production. Also, PowerSecure faces competition in some specific portions of its distributed generation business. For example, some small regional electric engineering firms specialize in the engineering aspects of the distributed generation. Similarly, several well established companies have developed microturbines used in distributed generation, such as Capstone Turbine Corporation, which develops gas turbines. A number of companies are also developing alternative generation technology such as fuel cells and solar cells, such as FuelCell Energy, Inc., Ballard Power Systems, Inc. and Plug Power Inc. Several large companies also are becoming leaders in uninterruptible power supply system technology, including American Power Conversion Corporation, Invensys, Liebert Corporation (a subsidiary of Emerson Electric), and PowerWare Corporation (a subsidiary of Eaton). RealEnergy, Inc. designs, owns and operates permanent on-site power generator systems for commercial real estate owners. Companies developing and marketing energy-marketing software, such as eLutions Inc., are also potential competitors to the extent they partner with distributed generation equipment manufacturers.

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

EMPLOYEES

     As of March 3, 2006, we had 266 full-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

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

     Our research and development expenses, which include engineering expenses, during 2005 were $713,000, as compared to $667,000 in 2004 and $627,000 in 2003.
We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets. Our future success will depend, in part, upon the success of our research and development efforts.

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

AVAILABLE INFORMATION

     Our corporate Internet address is www.metretek.com. Through our website we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings are also available on the SEC's website at www.sec.gov. The contents of and the information on our website is not a part of, and is not incorporated into, this Report.

ITEM 1A. RISK FACTORS

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

                   RISKS RELATED TO OUR BUSINESS AND INDUSTRY

     WE HAVE A HISTORY OF LOSSES, AND, DESPITE OUR RECENT PROFITABILITY, WE MAY NOT BE ABLE TO REMAIN PROFITABLE IN THE FUTURE.

     Although we recorded net income of $2,334,000 in fiscal 2005, we had incurred net losses in almost all of our prior years of operations. As of December 31, 2005, we had an accumulated deficit of approximately $56.2 million. Accordingly, notwithstanding our recent profitability, we may not be able to sustain or increase that profitability in the future. Moreover, as a result of our intended future growth and expansion of our businesses, products and services, we may incur expenses in future periods, including significant costs in developing and expanding the core distributed generation business of PowerSecure and the three new businesses of PowerSecure, as well as the telemetry business of Metretek Florida, that exceed our revenues. If our future revenues do not meet our expectations, or if our operating expenses exceed what we anticipate and cannot be reduced below our revenues, our business, financial condition and results of operations will be materially and adversely affected.

     FROM TIME TO TIME WE DEPEND ON REVENUES FROM SIGNIFICANT PURCHASE COMMITMENTS, AND ANY LOSS, CANCELLATION, REDUCTION OR DELAY IN THESE LARGE PURCHASE COMMITMENTS COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     From time to time, our subsidiaries have derived a material portion of their revenues from one or more significant customers or large purchase commitments. For example, PowerSecure has recently received the largest purchase orders in our history from one large customer. See "Item 1. Business-Recent Developments" above. There is no assurance PowerSecure will receive any future orders from this customer. From time to time, PowerSecure receives other significant, non-recurring purchase orders from customers. In fiscal 2004 and fiscal 2005, we had one customer that was responsible for approximately 15% of our consolidated revenues. If such commitments were to be terminated or fail to recur, our revenues and net income would significantly decline. Our success will depend on our continued ability to develop new relationships and manage existing relationships with significant customers and generate recurring revenues from them. We cannot be sure that we will be able to retain our largest current customers, that we will be able to attract additional large customers in the future, or that our existing customers will continue to purchase our products and services in the same amounts as in prior years. Our business and operating results would be adversely affected by:

     -    the loss of one or more large customers;

     - any cancellation of orders (including verbal orders) by, or any reduction or delay in sales to, these customers;

     -    the failure of large purchase commitments to be renewed or to recur;

     - our inability to successfully develop relationships with additional customers; or

     -    future price concessions that we may have to make to these customers.

     WE DO NOT HAVE LONG-TERM OR RECURRING COMMITMENTS WITH MOST OF OUR CUSTOMERS AND MAY BE UNABLE TO RETAIN EXISTING CUSTOMERS, ATTRACT NEW CUSTOMERS OR REPLACE DEPARTING CUSTOMERS WITH NEW CUSTOMERS THAT CAN PROVIDE COMPARABLE REVENUES.

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

     WE MAY REQUIRE A SUBSTANTIAL AMOUNT OF ADDITIONAL FUNDS TO FINANCE OUR CAPITAL REQUIREMENTS AND THE GROWTH OF OUR BUSINESS, BUT WE MAY NOT BE ABLE TO RAISE A SUFFICIENT AMOUNT OF FUNDS TO DO SO ON TERMS FAVORABLE TO US AND OUR STOCKHOLDERS OR AT ALL.

     We may need to obtain additional capital to fund our capital obligations and to finance the development and expansion of our businesses. For example, we will need substantial additional capital to finance the development and growth of the core and new businesses of PowerSecure and of Metretek Florida's telemetry business. Further, under the settlement agreement in connection with a class action lawsuit, we are required to make payments on a promissory note in the annual amount of $750,000 plus interest through June 30, 2008. In addition, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will probably depend on or ability to raise additional capital, as of the date of this report, we have not entered into any agreement committing us to any such acquisition. Moreover, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. We cannot provide any assurance that we will be able to raise additional capital or replace our current credit facilities when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.

     We entered into a new credit facility in September 2005, under which we have a maximum credit facility of $4.5 million. The credit facility matures in September 2007. Our ability to borrow funds under the credit facility is limited to our loan availability based upon certain assets of our subsidiaries. As of December 31, 2005, our loan availability under the credit facility was $4,500,000, of which approximately $1,314,000 had been borrowed, leaving $3,186,000 available for future use. The amount of our loan availability, as well as the amount borrowed under the credit facility, will change in the future depending on our asset base, our liquidity and our capital requirements.

     Our credit facility has a number of financial covenants that our subsidiaries must satisfy. Our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance. If any of our borrowing subsidiaries is unable to fully satisfy the financial covenants of the credit facility, it will breach the terms of the credit facility. Our obligations under the credit facility are secured by a first priority security interest in substantially all of the assets of our subsidiaries, and by guarantees by us and our subsidiaries. Any breach of the covenants in the credit facility could result in a default under the credit facility and an acceleration of payment of all outstanding debt owed, which would materially and adversely affect our financial condition.

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

     WE ARE SUBJECT TO LAWSUITS, CLAIMS AND PROCEEDINGS FROM TIME TO TIME, AND IF IN THE FUTURE WE BECOME SUBJECT TO NEW LAWSUITS, AND IF ANY OF THOSE LAWSUITS ARE MATERIAL AND ARE SUCCESSFULLY PROSECUTED AGAINST

     US, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

     We are subject to lawsuits, claims and other proceedings from time to time, and we have been subject to lawsuits in the past that have had a material impact on us. In addition, one significant lawsuit in which we are involved is still pending. Our current proceedings are described in "Item 3. Legal Proceedings." In the future, we may become involved in other lawsuits, claims and proceedings that arise in the ordinary course of business. We cannot provide any assurance that any such litigation, claims or proceedings could not materially and adversely affect our business, financial condition and results of operation.

     OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PROJECT AND HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND FLUCTUATIONS IN THE FUTURE MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

     Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and any of which may cause the trading price of our common stock to fluctuate. These factors include, without limitation, the following:

     - the size, timing and terms of sales and orders, including large customer orders, such as the recent significant orders at PowerSecure, and the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

     - the effects of hurricanes and other weather conditions on the needs and demand requirements of our customers;

     - our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

     - our ability to implement our business plans and strategies and the timing of such implementation;

     - the pace of development of our new businesses, including the new PowerSecure businesses, and the growth of their markets;

     - the timing, pricing and market acceptance of our new products and services such as Metretek Florida's new telemetry offerings;

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

     Due to these factors and the other risks discussed in this prospectus, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. It is possible that in some future periods our results of operations may fall below the expectations of public market analysts and investors, causing the trading price of our common stock to decline.

     SEVERE, ADVERSE WEATHER CONDITIONS, SUCH AS HURRICANES, CAN CAUSE A SEVERE DISRUPTION IN THE BUSINESS OF SOUTHERN FLOW BY SIGNIFICANTLY REDUCING THE SHORT AND MID-TERM DEMAND REQUIREMENTS OF ITS CUSTOMERS.

     Southern Flow's business is in large part dependent upon the business of large oil and gas producers. Severe, adverse weather conditions, such as hurricanes, can cause serious disruptions in the production activities of those customers, which in turns reduces their demand for Southern Flow's services. While such production reductions tend to be temporary and after time return to normal levels, the disruption causes Southern Flow to lose business that is generally not replaceable. This loss of business results in a loss of revenues for Southern Flow, but since Southern Flow's expenses tend to be fixed, at least in the short term, these short-term losses of revenues have a significant effect on Southern Flow's net income, and thus a material adverse impact on our revenues, financial condition and results of operations.

     BECAUSE SOME OF OUR BUSINESS AND PRODUCT OFFERINGS HAVE LIMITED HISTORIES AND THEIR BUSINESS STRATEGIES ARE STILL BEING DEVELOPED AND ARE UNPROVEN, LIMITED INFORMATION IS AVAILABLE TO EVALUATE THEIR FUTURE PROSPECTS.

     Our business strategy includes the development and expansion of new businesses and product lines from time to time, including PowerSecure's new engineering services, management consulting and energy efficiency businesses and Metretek Florida's telemetry business. Our plans and strategies with respect to these new businesses are often based on unproven models and must be developed and modified. Our future success depends in large part upon our ability to develop these new businesses so that they will generate significant revenues, profits and cash flow.

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

     RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR CURRENT CREDIT FACILITY AND THE CLASS ACTION SETTLEMENT COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

     The terms of our current credit facility and the class action settlement contain financial and operating covenants that place restrictions on our activities and limit the discretion of our management. These covenants place significant restrictions on our ability to:

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

     If a default in our credit facility is declared and not waived or cured, then the entire indebtedness then owed under the credit facility could be accelerated, and we may not be able to repay it. In addition, if the credit facility matures and is not renewed, we may not be able to obtain successor financing on acceptable terms. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business. If as a result of these covenants, we are unable to pursue a favorable transaction or course of action or to respond to an unfavorable event, condition or circumstance, then our business could be materially and adversely affected.

     OUR DEPENDENCE ON THIRD PARTY PARTNERS AND SUPPLIERS, INCLUDING SOLE SOURCE SUPPLIERS, MAY PREVENT US FROM DELIVERING ACCEPTABLE PRODUCTS OR PERFORMING ACCEPTABLE SERVICES ON A TIMELY BASIS.

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

     OUR POWERSECURE BUSINESS IS SUBJECT TO MANY BUSINESS RISKS, INCLUDING THE RISK OF CHANGES IN TARIFF STRUCTURES AND IN ENVIRONMENTAL REQUIREMENTS, AND IF ANY OF THESE RISKS MATERIALIZE, THEY COULD MATERIALLY AND ADVERSELY AFFECT POWERSECURE'S BUSINESS AS WELL AS OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     PowerSecure's business is dependent, in part, upon its ability to utilize distributed generation to create favorable pricing for customers based on existing tariff structures. If utility tariffs change in some regions, then PowerSecure's business would become less viable in those regions. Moreover, even if such tariffs do not change, if PowerSecure is unable to obtain the expected benefits from those tariffs, its shared savings projects, that are dependent upon such benefits, would be materially and adversely affected. Also, PowerSecure presently utilizes diesel powered generators in its systems. If regulatory requirements in its business regions are modified to either effectively ban diesel or to make diesel no longer commercially viable in those regions, then PowerSecure's business would be materially and adversely affected. While PowerSecure, in such case, would utilize its efforts to find alternative power sources, there is no assurance those alternative sources would be economically acceptable.

     SOME OF POWERSECURE'S LONG-TERM TURN-KEY CONTRACTS SUBJECT US TO RISKS.

     Some of PowerSecure's contracts for turn-key distributed generation projects have a term of many years, during which time some risks to its business may arise due to its obligations under those contracts. For example, PowerSecure is responsible for full maintenance on the generators and switchgear during the term of the contract. The reserves it has set aside may not be sufficient to cover its maintenance obligations, and the maintenance packages it purchased designed to cover maintenance on the generators may not be adequate. In addition, changes in circumstances that were not contemplated at the time of the contract could exposure PowerSecure to unanticipated risks or to protracted or costly dispute resolution.

     WE DEPEND ON SOLE SOURCE OR LIMITED SOURCE SUPPLIERS FOR SOME OF THE KEY COMPONENTS AND MATERIALS IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE INCREASES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

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

     WE EXTEND PRODUCT WARRANTIES WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We provide a standard one-year warranty for hardware product sales and distributed generation equipment. In addition, we offer extended warranty terms on our distributed generation turn-key projects as well as certain hardware products. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and development of methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation market is limited. If actual product failure rates, parts and equipment costs, or service labor costs exceed our estimates, our operating results could be adversely impacted.

     BECAUSE WE ARE DEPENDENT UPON THE UTILITY INDUSTRY FOR A SIGNIFICANT PORTION OF OUR REVENUE, CONTINUED REDUCTIONS OF PURCHASES OF OUR PRODUCTS AND SERVICES BY UTILITIES CAUSED BY REGULATORY REFORM MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We currently derive a significant portion of our revenue from sales by Metretek Florida of its products and services to the utility industry, and particularly the natural gas utility industry. A key reason that we have experienced variability of operating results on both an annual and quarterly basis has been utility purchasing patterns, including delays of purchasing decisions, as the result of mergers and acquisitions in the utility industry and potential changes to the federal and state regulatory framework within which the utility industry operates. The utility industry is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying a normal budget approval process within the utility. In addition, utilities may defer purchases of our products and services if the utilities reduce capital expenditures as the result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors. The natural gas utility industry has been virtually the sole market for Metretek Florida's products and services. However, over the last few years, the uncertainty in the utility industry that has resulted from the regulatory uncertainty in the current era of deregulation has caused utilities to defer even further purchases of Metretek Florida's products and services. The continuation of this uncertain regulatory climate will materially and adversely affect our revenues.

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

     MANY OF OUR PRODUCTS AND SERVICES EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER OR YEAR.

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

     IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS AND SERVICES THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED.

     Our future success will depend on our ability to develop new and enhanced products and services that achieve market acceptance in a timely and cost-effective manner. The development of technology is often complex, and we occasionally have experienced delays in completing the development and introduction of new products and services and enhancements thereof. Successful development and market acceptance of our products and services depends on a number of factors, including:

     -    the changing requirements of customers;

     -    the accurate prediction of market requirements;

     -    the timely completion and introduction of new products and services;

     -    the quality, price and performance of new products and services;

     - the availability, quality, price and performance of competing products, services and technologies;

     -    our customer service and support capabilities and responsiveness;

     - the successful development of our relationships with existing and potential customers; and

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

     RAPID TECHNOLOGICAL CHANGES MAY PREVENT US FROM REMAINING CURRENT WITH OUR TECHNOLOGICAL RESOURCES AND MAINTAINING COMPETITIVE PRODUCT AND SERVICE OFFERINGS.

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

     IF WE ARE UNABLE TO CONTINUE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

     We believe our future success will depend in large part upon our ability to attract and retain highly qualified technical, managerial, sales, marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employees in the future. The loss of the services of any of our key personnel could have a material adverse effect on our business. Although we have entered into employment agreements with some of our executive officers, we generally do not have employment contracts with our other key employees. In addition, we do not have key person life insurance for most of our key personnel. We cannot assure you that we will be able to retain our current key personnel or that we will be able attract or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain highly qualified personnel, our business could be materially and adversely affected.

     WE FACE INTENSE COMPETITION IN THE MARKETS FOR OUR PRODUCTS, SERVICES AND TECHNOLOGY, AND IF WE CANNOT SUCCESSFULLY COMPETE IN THOSE MARKETS, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

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

     DOWNTURNS IN GENERAL ECONOMIC AND MARKET CONDITIONS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

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

     IF WE FAIL TO EFFECTIVELY MANAGE OUR FUTURE GROWTH, OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND SERVICES AND TO DEVELOP NEW PRODUCTS AND SERVICES MAY BE ADVERSELY AFFECTED.

     We must plan and manage our growth effectively in order to offer our products and services and achieve revenue growth and profitability in a rapidly evolving market. Our future growth will place a significant strain on our management systems and resources. If we are not able to effectively manage our growth in the future, our business may be materially and adversely affected.

     CHANGES IN OUR PRODUCT MIX COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

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

     OUR MANAGEMENT OF MM 1995-2, A PRIVATE PROGRAM, PRESENTS RISKS TO US.

     MGT is our subsidiary that manages and holds a minority ownership interest in MM 1995-2, a private program that owns and operates four oil and gas production water disposal facilities. While MGT does not intend to form any new private programs, it may from time to time increase its economic interest in the program or initiate or manage actions intended to expand the program's assets or activities. This program was financed by a private placement of equity interests raising capital to acquire the assets and business operated by the program. Our management of this program presents risks to us, including:

     - lawsuits by investors in this program who become dissatisfied with the results of the program;

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

     OUR INTERNATIONAL SALES ACTIVITIES ARE SUBJECT TO MANY RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS IF THEY MATERIALIZE.

     We market and sell some of our products and services in international markets. While our sales into international markets have declined in recent years, generating only approximately 1% of our consolidated revenues in fiscal 2005, 2% in fiscal 2004 and 3% in fiscal 2003, one component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers. However, we have only limited experience in international operations, including in developing localized versions of our products and services and in developing relationships with international service providers. We cannot provide any assurance that we will be successful in expanding our international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

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

     WE MAY BE UNABLE TO ACQUIRE OTHER BUSINESSES, TECHNOLOGY OR COMPANIES, OR TO FORM STRATEGIC ALLIANCES AND RELATIONSHIPS, OR TO SUCCESSFULLY REALIZE THE BENEFITS OF ANY ACQUISITION OR ALLIANCE.

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

     IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WE COULD LOSE IMPORTANT PROPRIETARY TECHNOLOGY, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

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

     IF WE FACE CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT BY THIRD PARTIES, WE COULD ENCOUNTER EXPENSIVE LITIGATION, BE LIABLE FOR SIGNIFICANT DAMAGES OR INCUR RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

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

     WE FACE SOME RISKS THAT ARE INHERENT IN NATURAL GAS AND ELECTRICAL OPERATIONS.

     Some of our operations are subject to the hazards and risks inherent in the servicing and operation of natural gas assets, including encountering unexpected pressures, explosions, fire, natural disasters, blowouts, cratering and pipeline ruptures, as well as in the manufacture, sale and operation of electrical equipment such as PowerSecure's distributed generation system, including electrical shocks, which hazards and risks could result in personal injuries, loss of life, environmental damage and other damage to our properties and the properties of others. These operations involve numerous financial, business, regulatory, environmental, operating and legal risks. Damages occurring as a result of these risks may give rise to product liability claims against us. Although we believe that our insurance is adequate and customary for companies of our size that are engaged in operations similar to ours, Losses due to risks and uncertainties could occur for uninsurable or uninsured risks or could exceed our insurance coverage of $6 million coverage per occurrence and $7 million annual aggregate coverage. Therefore, the occurrence of a significant adverse effect that is not fully covered by insurance could have a material and adverse effect on our business. In addition, we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.

     WE COULD BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION THAT AFFECTS OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES OR THAT AFFECTS DEMAND FOR OUR PRODUCTS AND SERVICES.

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

     OUR BUSINESS COULD SUFFER IF WE CANNOT MAINTAIN AND EXPAND OUR CURRENT STRATEGIC ALLIANCES AND DEVELOP NEW ALLIANCES.

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

     TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

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

     CHANGES IN LAWS, REGULATIONS AND FINANCIAL ACCOUNTING STANDARDS COULD CAUSE US TO INCUR INCREASED COSTS AND EXPENSES, MATERIALLY AND ADVERSELY AFFECTING OUR BUSINESS AND OUR REPORTED RESULTS OF OPERATIONS.

     Recently enacted changes in the laws and regulations affecting public companies, especially those pertaining to corporate governance and public disclosure such as the Sarbanes-Oxley Act of 2002 and related SEC regulations, have caused us to incur increased costs of compliance and have resulted in changes in accounting standards or accepted practices within our industry. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices may increase our costs and thus adversely affect our reported financial results, which could have an adverse effect on our stock price. New laws, rules and regulations could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, forcing us to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as our executive officers.

     CHANGES IN ACCOUNTING RULES FOR STOCK-BASED COMPENSATION MAY ADVERSELY AFFECT OUR OPERATING RESULTS, OUR STOCK PRICE AND OUR COMPETITIVENESS IN THE EMPLOYEE MARKETPLACE.

     We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," which has required us, since January 1, 2006, to measure compensation costs for all stock-based compensation, including stock options, at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income will have a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

     THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO IMPLEMENT, IN A TIMELY MANNER, THE INTERNAL CONTROLS PROCEDURES NECESSARY TO ALLOW OUR MANAGEMENT TO REPORT ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS.

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we may be required to furnish an internal controls report of management's assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, based on the recent trading price of our common stock. Our independent registered public accounting firm will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. However, there can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal control over financial reporting is effective.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We lease our principal executive offices, which consist of 2,925 square feet located in Denver, Colorado. This lease has a monthly rental obligation of $3,778, including operating costs, and expires December 31, 2009, with an option to cancel the lease on December 31, 2007.

     Southern Flow leases office facilities in the following locations:
Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 64,000 square feet, total monthly rental obligations of approximately $33,000 and terms expiring at various dates through 2008. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas, which was subject to a mortgage described in the notes to our consolidated financial statements included elsewhere in this Report.

     Until March 1, 2006, PowerSecure leased three facilities, located in Wilmington and Wake Forest, North Carolina, consisting of 12,805 square feet in the aggregate. The leases on these facilities had a monthly rental obligation of $12,503 and expire during 2006. Commencing March 1, 2006, PowerSecure's principal business offices relocated to a new facility located in Wake Forest, consisting of 23,440 square feet in the aggregate. The lease on this facility has a monthly rental obligation of $21,969, increasing by 3% annually through its expiration on December 31, 2015. The new leased facility replaces two facilities located in Wake Forest consisting of 12,650 square feet in the aggregate.

     Metretek Florida leases its principal business offices, which are located in Melbourne, Florida and consist of 5,950 square feet. The lease has a monthly rental obligation of $4,730 that increases 5% annually through its expiration on May 31, 2008.

     We believe our facilities are suitable and adequate to meet our current and anticipated needs, although PowerSecure's recent growth may require it to obtain additional space in future years. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     In July 2004, we obtained final approval of the settlement (the "Heins Settlement") of the class action lawsuit (the "Class Action") filed in January 2001 by Douglas W. Heins (the "Class Action Plaintiff"), individually and on behalf of a class of other persons similarly situated (the "Class") in the District Court for the City and County of Denver, Colorado (the "Denver Court") against us, Marcum Midstream 1997-1 Business Trust (the "1997 Trust"), Marcum Midstream-Farstad, LLC, MGT, Marcum Capital Resources, Inc., W. Phillip Marcum, Richard M. Wanger and Daniel J. Packard (the foregoing, collectively, the "Metretek Defendants"), and against Farstad Gas & Oil, LLC, Farstad Oil, Inc. and Jeff Farstad (collectively, the "Farstad Defendants"). The 1997 Trust was an energy program of which MGT, the managing trustee, and Messrs. Marcum, Wanger, Packard and Farstad are or were the active trustees. The Class Action alleged that the Metretek Defendants and the Farstad Defendants (collectively, the "Class Action Defendants"), either directly or as "controlling persons", violated certain provisions of the Colorado Securities Act in connection with the sale of interests in the 1997 Trust.

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

     The Heins Settlement created a settlement fund (the "Heins Settlement Fund") for the benefit of the Class. A total of $2,375,000 in proceeds of our directors' and officers' insurance policy (the "Policy") was used in the Heins Settlement. Pursuant to the Heins Settlement, we paid $375,000 and on June 30, 2004 we issued a note payable to the Heins Settlement Fund in the amount of $3.0 million (the "Heins Settlement Note") and commenced payments under the Heins Settlement Note. The Heins Settlement Note bears interest at the rate of prime plus three percent, is payable in 16 quarterly installments of $187,500 principal plus accrued interest each, and is guaranteed by the 1997 Trust and our subsidiaries.

     Under the Heins Settlement, we are required to obtain the consent of the Class's lead counsel before we can sell any shares of stock of Southern Flow, Metretek Florida or PowerSecure, although such consent is not required if we make a prepayment of at least $1 million on the Heins Settlement Note with the proceeds of any such sale of subsidiary stock.

     The Heins Settlement fully and finally released all claims between the Class and us and the other Metretek Defendants. Under the Heins Settlement, the Class also released Jeff Farstad from claims by the Class against him by reason of his status as a trustee of the 1997 Trust. However, the Heins Settlement did not release our claims against him or any claims by either the Class or us against any other Farstad Defendants, or any claims by any of the Farstad Defendants against the Metretek Defendants, which claims are still pending. In addition, the Heins Stipulation did not release any claims against the brokerage firms involved with the offering of the 1997 Trust's securities that are unique to a particular Class member.

     We are vigorously pursuing cross-claims and third party claims ("Other Party Claims"), including claims against the Farstad Defendants and against attorneys, consultants and a brokerage firm (the "Other Parties") involved in the transactions underlying the claims in the Class Action, seeking recovery of damages and contribution, among other things, from the Other Parties. Some of the Other Parties have asserted counterclaims against us, which we are aggressively defending. Out of any net recovery from the resolution of any of these claims, which is calculated by deducting our litigation expenses and any counterclaims against us that result in a recovery by Other Parties related to the Other Parties' liability to the Class (but is calculated without deducting any other counterclaims successfully asserted against us by the Other Parties), 50% would be allocated to offset our obligations under the Heins Settlement Note, and the remaining 50% would be allocated to the Heins Settlement Fund as additional settlement funds.

     A trial on all remaining claims is currently set for August 2007. We cannot provide any assurance that we will be successful on any of the Other Party Claims or that we will prevail on the counterclaims brought against us by the Other Parties.

     On March 14, 2006, we received a letter from the Market Regulation Department of the National Association of Securities Dealers ("NASD"), on behalf of the American Stock Exchange, advising us that it is conducting a review of trading activity in our common stock from November 2005 until the present. The NASD has requested various documents and information in connection with our announcements, contracts and orders during that time period. We are cooperating fully with this review, and are providing to the NASD the documentation that confirms all such contracts and orders supporting our announcements. The NASD letter states that its inquiry should not be construed as an indication that the NASD has determined that any violations of American Stock Exchange rules or federal securities laws have occurred, or a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. While we believe we have complied with all applicable laws, rules and regulations in the reviewed activity, we cannot provide any assurance of the outcome of this inquiry.

     From time to time, we hire employees that are subject to restrictive covenants, such as non-competition agreements with their former employers. We comply, and require our employees to comply, with the terms of all known restrictive covenants. However, we have in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants. While we do not believe any pending claims have merit, we cannot provide any assurance of the outcome of these claims.

     From time to time, we are involved in other claims, proceedings and legal actions arising in the ordinary course of business. We intend to vigorously defend all claims against us. Although the ultimate outcome of these matters cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened dispute is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Since August 10, 2005, our Common Stock has been listed and traded on the American Stock Exchange under the symbol "MEK". From October 15, 2002 through August 9, 2005, our Common Stock was traded over-the-counter on the OTC Bulletin Board under the symbol "MTEK".

     The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our Common Stock, as reported on the American Stock Exchange and the OTC Bulletin Board, for the applicable periods. Quotations for trades on the OTC Bulletin Board related inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

                                 HIGH    LOW
                                -----   -----
YEAR ENDED DECEMBER 31, 2004:
First Quarter................   $3.70   $1.35
Second Quarter...............    4.17    2.45
Third Quarter................    2.50    1.16
Fourth Quarter...............    2.50    1.65

YEAR ENDED DECEMBER 31, 2005:
First Quarter................   $3.16   $2.20
Second Quarter...............    2.90    2.25
Third Quarter................    5.00    2.95
Fourth Quarter...............    9.35    3.70

     On March 3, 2006, the last sale price of our Common Stock as reported on the American Stock Exchange was $17.60.

HOLDERS

     As of March 3, 2006, there were 338 holders of record of our Common Stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of the beneficial owners, we are unable to precisely determine the total number of stockholders represented by these record holders, but we estimate, based upon available information, that there are at least 3,000 beneficial owners of our Common Stock.

DIVIDENDS

     We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the development, operation and growth of our business and for the servicing and repayment of indebtedness. As a holding company with no independent operations, our ability to pay dividends is dependant upon the receipt of dividends or other payments from our subsidiaries. The terms of our credit facility limit our ability to pay dividends by prohibiting the payment of dividends by Southern Flow, Metretek Florida or PowerSecure without the consent of the lender. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

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

CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

                                                          YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                2005      2004      2003      2002      2001
                                              -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues                                $47,253   $35,177   $36,474   $26,453   $29,326
Costs and expenses
   Cost of sales and services                  32,750    23,897    25,687    17,938    21,322
   General and administrative                   8,821     6,835     6,105     5,710     5,641
   Selling, marketing and service               2,595     2,112     1,601     1,555     1,360
   Depreciation and amortization (1)              564       579       515       576     1,418
   Research and development                       713       667       627       552       797
   Interest, finance charges and other            609       480       285       205       154
   Provision for litigation costs, net             --        --        --     1,764        --
   Nonrecurring charges                            --        --        --       182        --
                                              -------   -------   -------   -------   -------
      Total costs and expenses                 46,052    34,570    34,820    28,482    30,692
                                              -------   -------   -------   -------   -------
Income (loss) from continuing operations
   before equity income minority
   interest and taxes                           1,201       607     1,654    (2,029)   (1,366)
Equity income in unconsolidated affiliate       1,690     1,254       469       211        16
Minority interest                                (211)     (238)     (207)       --        --
Income taxes                                      (46)      (48)      (57)      (46)      (35)
                                              -------   -------   -------   -------   -------
Income (loss) from continuing operations        2,634     1,575     1,859    (1,864)   (1,385)
                                              -------   -------   -------   -------   -------
Discontinued Operations (2):
   Loss on disposal                              (300)   (3,356)       --        --        --
   Loss from operations                            --    (1,463)     (980)   (1,518)       --
                                              -------   -------   -------   -------   -------
Loss on discontinued operations                  (300)   (4,819)     (980)   (1,518)       --
                                              -------   -------   -------   -------   -------
Net income (loss)                             $ 2,334   $(3,244)  $   879   $(3,382)  $(1,385)
                                              =======   =======   =======   =======   =======
PER SHARE AMOUNTS (3):
Income (loss) from continuing operations:
   Basic                                      $  0.21   $  0.03   $  0.11   $ (0.45)  $ (0.36)
                                              =======   =======   =======   =======   =======
   Diluted                                    $  0.20   $  0.03   $  0.11   $ (0.45)  $ (0.36)
                                              =======   =======   =======   =======   =======
Net income (loss):
   Basic                                      $  0.19   $ (0.47)  $ (0.06)  $ (0.70)  $ (0.36)
                                              =======   =======   =======   =======   =======
   Diluted                                    $  0.18   $ (0.45)  $ (0.06)  $ (0.70)  $ (0.36)
                                              =======   =======   =======   =======   =======
Weighted average common shares outstanding:
   Basic                                       12,287     9,531     6,043     6,077     6,031
                                              =======   =======   =======   =======   =======
   Diluted                                     13,361    10,036     6,051     6,077     6,031
                                              =======   =======   =======   =======   =======

                                               DECEMBER 31,
CONSOLIDATED BALANCE         -----------------------------------------------
SHEET DATA:                    2005      2004      2003      2002      2001
                             -------   -------   -------   -------   -------
                                              (IN THOUSANDS)
Cash and cash equivalents    $ 2,188   $ 2,951   $ 2,102   $   885   $   696
Working capital                4,911     5,117     5,964     4,097     3,596
Total assets                  33,319    30,211    23,327    19,199    20,294
Long-term notes payable        3,594     6,075     5,227     4,691     1,268
Redeemable preferred stock                         9,422     8,532     7,680
Total stockholders' equity    16,230    12,917     1,169     1,165     5,358

----------
(1) Depreciation and amortization amount for fiscal 2001 included goodwill amortization of $675,000. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which required us to discontinue the amortization of goodwill.

(2) During fiscal 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2005 have been reclassified to conform to fiscal 2005 presentation. Such reclassifications had no impact on our net income (loss) or stockholders' equity.

(3) Per share amounts presented for fiscal 2001 through fiscal 2004 include the effects of preferred stock deemed distributions. Per share amounts for fiscal 2003 include the effects of allocation of earnings to participating preferred stock as required by the provision of EITF 03-06.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2005 ("fiscal 2005"), December 31, 2004 ("fiscal 2004") and December 31, 2003 ("fiscal 2003") and of our consolidated financial condition as of December 31, 2005 and 2004 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

     The discussion in this Item, as well as in other Items in this Report, contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. See "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Report. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements, including those risks, uncertainties and other factors described below in "Item 1A. Risk Factors," as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents that we from time to time file with or furnish to the SEC. You are cautioned not to place undue reliance on any forward-looking statements, any of which could turn out to be wrong. Any forward-looking statements made in this Report speak only as of the date of this Report.

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

     Metretek Florida had also provided contract manufacturing services through its MCM subsidiary. These contract manufacturing services were discontinued during fiscal 2004, and the contract manufacturing business and most of its assets were sold in December 2004. Operations of the contract manufacturing business prior to fiscal 2005 have been reclassified to discontinued operations in our consolidated financials statements for all periods presented.

     In addition to these operating subsidiaries, we own an approximate 27% economic interest in an unconsolidated business, MM 1995-2, through our subsidiary MGT. MGT acquired additional equity interests in MM 1995-2 during 2004 and 2005, increasing its economic interest in MM 1995-2 from 15% to 27%. As a result of these acquisitions, the equity income from MM 1995-2 is becoming a more significant part of our consolidated results, contributing $1,690,000 to our income from continuing operations during fiscal 2005, a substantial increase from $1,254,000 in fiscal 2004 and $469,000 in fiscal 2003.

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

     During fiscal 2005, PowerSecure continued to experience significant growth in its distributed generation operations, expanding its customer base, utility partnerships and geographic markets. In addition, during the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment and in January 2006, it announced a third addition to its operations, EnergyLite. PowerServices provides rate analysis and other similar consulting services to PowerSecure's utility, commercial and industrial customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure's utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Each business unit operates in a distinct market with distinct technical disciplines, but shares a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these new units, which did not have a significant effect on PowerSecure's fiscal 2005 revenues, will be included within PowerSecure's segment results in future periods. These units are intended to increase PowerSecure's future growth opportunities beyond its core distributed generation business.

     Southern Flow's business in the second half of fiscal 2005 was adversely affected by Hurricanes Katrina and Rita. Due to the location of the production assets of many of its key customers, these hurricanes caused substantial disruptions to the operations of certain customer assets commencing in late August 2005 and reduced Southern Flow's opportunities to provide services related the affected assets until repairs are made and operations restored. As a result, some of Southern Flow's recurring services to its Gulf Coast customers were curtailed during the recovery period. The adverse effects of lost recurring revenue were mitigated somewhat by an increase in the sale of equipment to repair the affected assets of Southern Flow's customers. During the first quarter of 2006, Southern Flow's Gulf Coast operations have returned to normal levels. We estimate that Southern Flow's fiscal 2005 revenues and segment profit were reduced by approximately $500,000 as a result of the effects of Hurricanes Katrina and Rita. Despite the business Southern Flow lost due to the effects of the hurricanes and the effects of the ongoing costs it incurred, Southern Flow still managed to grow its revenues by 4% in fiscal 2005 over fiscal 2004.

     During fiscal 2005, Metretek Florida continued its efforts to generate incremental sales from certain new markets into which it has recently introduced telemetry products. During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business operated by MCM and to sell or otherwise dispose of all of the related contract manufacturing assets. Contract manufacturing operations had previously been included in our Metretek Florida operating segment. We made our determination to exit the contract manufacturing business as the result of recent unacceptable losses in that business that adversely affected our consolidated financial results as well as industry and market factors and projections of our contract manufacturing operations that were not favorable in the foreseeable future. The discontinuance of contract manufacturing operations was intended to allow Metretek Florida to focus on its telemetry and AMR business lines, including the operations related to its new InvisiConnect(TM) technology. Overall in fiscal 2005, Metretek Florida experienced a small reduction in revenues and gross profit compared to fiscal 2004.

     During fiscal 2005, our consolidated revenues rose to $47,253,000, an increase of $12,076,000, or 34%, over our fiscal 2004 consolidated revenues. This increase was almost entirely fueled by the $11,570,00, or 62%, increase in revenues at PowerSecure over fiscal 2004. The remainder of the increase in our consolidated revenues in fiscal 2005 was the net effect of the $548,000 increase in revenues at Southern Flow, offset by the slight $70,000 decrease in revenues at Metretek Florida. Our total segment profits on a consolidated basis in fiscal 2005 rose by $594,000 over fiscal 2004. The increase was the net result of the increase in segment profits at PowerSecure of $1,297,000, as partially offset by a decline in profitability at each of our other segments.

     The substantial increase in fiscal 2005 revenues and segment profitability experienced by PowerSecure was principally due to a substantial increase in the number of completed or in-process distributed generation projects during fiscal 2005 along with an increase in PowerSecure's shared savings projects, professional services, monitoring and other service related revenues. Southern Flow's revenues increased in fiscal 2005, despite the effects of Hurricanes Katrina and Rita, due principally to more favorable business conditions due to a higher level of natural gas prices as well as increased equipment sales. However, despite its increased revenues, Southern Flow's segment profit declined due to the adverse effects of the hurricanes. Metretek Florida's revenues and segment profitability declined in fiscal 2005 as compared to fiscal 2004 due to a decline in sales of its core market products and a lack of incremental sales of its new telemetry products, coupled with a higher level of sales and marketing expenses directed toward the development of new markets.

     During fiscal 2005, we recorded income from continuing operations of $2,634,000 and a $300,000 loss from the discontinued contract manufacturing operations of Metretek Florida, resulting in consolidated net income of $2,334,000. The income from continuing operations includes the results of our three principal wholly-owned operating subsidiaries, as well as $1,690,000 of equity income from our investment in MM 1995-2, partially offset by an increase in the minority shareholders' interest in CAC LLC, our majority owned subsidiary which holds a significant portion of our equity interest in MM 1995-2. The loss on the discontinued contract manufacturing operations was due to an additional provision we recorded in the first quarter of fiscal 2005 for loss on the disposal of the remaining assets of the discontinued operations. The additional loss was required after we took possession of the assets previously disposed after the purchaser sent us a notice in May 2005 that they intended to discontinue the acquired business. We do not expect to record any further losses on the discontinued contract manufacturing business.

     Our overall financial position has strengthened during fiscal 2005 and early fiscal 2006, due to the substantial improvements in the results of our continuing operations, as well as due to other corporate actions. In September 2005, we entered into a new credit agreement with First National Bank of Colorado providing for a $4.5 million revolving credit facility. The new credit facility replaced a $3.26 million revolving line of credit we had with Wells Fargo Business Credit. The new credit facility is structured in two parts: a $2.5 million facility for PowerSecure and a $2.0 million facility for Southern Flow. The obligations of PowerSecure and Southern flow, as borrowers, are secured by security agreements by Southern Flow, PowerSecure and Metretek Florida and are guaranteed by the company. The security agreements grant the lender a first priority security interest in virtually all of the assets of each party to the credit agreement. We expect to use the new credit facility primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida. At December 31, 2005, the aggregate borrowing base under the credit facility was $4,500,000 of which $1,314,000 had been borrowed, leaving $3,186,000 in unused credit facility availability. Overall, our long-term debt was reduced by approximately $2.4 million during fiscal 2005.

     In connection with a private placement to institutional and accredited investors in May 2004, we issued warrants to purchase 1,057,000 shares of our common stock at an exercise price of $3.41 per share. During fiscal 2005, we received $514,000 from the exercise or redemption of 160,646 of the warrants issued in the private placement. On January 19, 2006, we exercised our right to call the 893,000 remaining warrants outstanding at that time. Nearly all the warrants were exercised, resulting in cash proceeds to us of approximately $1.8 million, and the issuance of approximately 700,000 shares of common stock. We intend to use the proceeds primarily to repay our highest interest-rate debt and for general corporate purposes.

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

     -    deferred tax valuation allowance;

     -    costs of exit or disposal activities and similar nonrecurring charges;
          and

     -    stock-based compensation

     Further information about our significant accounting polices is included in note 1 of the notes to our consolidated financial statements contained elsewhere in this Report.

     Revenue Recognition. We recognize equipment and product revenue, in accordance with the SEC's Staff Accounting Bulletin No. 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. Virtually all equipment and product sales are to end users of the product, who are responsible for payment for the product. In limited circumstances, sales representatives or resellers may purchase our products for resale to end users. In such circumstances, the reseller is responsible for payment to us regardless of whether the reseller collects payment from the end user.

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

     Valuation of Goodwill and Other Intangible Assets. In assessing the recoverability of goodwill and other intangible assets, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit's fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceeds its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2005. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2005.

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

     Stock-Based Compensation. Stock awards granted to our executive officers are recognized as an expense over the vesting period of the award based on the fair value of the stock on the date of the grant.

     In addition, we have three stock-based employee and director compensation plans. Through December 31, 2005, we accounted for stock-based compensation related to stock options issued under these plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, we recognized no compensation cost for stock option grants to employees and directors, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

     In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS No. 123(R)"). Under the new accounting standard, commencing January 1, 2006, we will measure compensation costs for all share-based payments, including grants of employee and director stock options, based on the fair value of the awards on the grant date and recognize the expense over the period during which an employee is required to provide services in exchange for the award.

RESULTS OF OPERATIONS

     The following table sets forth information related to our primary business segments and is intended to assist in understanding our results of operations for the periods presented. During the third quarter of 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following table excludes revenues and costs and expenses of the discontinued MCM operations as well as equity income in our unconsolidated affiliate, minority interest and income taxes for all periods presented.

                           YEARS ENDED DECEMBER 31,
                         ---------------------------
                           2005      2004      2003
                         -------   -------   -------
                           (ALL AMOUNTS REPORTED IN
                                  THOUSANDS)
REVENUES:
   Southern Flow         $13,307   $12,759   $11,805
   PowerSecure            30,200    18,630    17,122
   Metretek Florida        3,242     3,312     7,405
   Other                     504       476       142
                         -------   -------   -------
      Total              $47,253   $35,177   $36,474
                         =======   =======   =======
GROSS PROFIT:
   Southern Flow         $ 3,370   $ 3,393   $ 2,993
   PowerSecure             8,895     5,707     4,902
   Metretek Florida        1,734     1,704     2,751
                         -------   -------   -------
      Total              $13,999   $10,804   $10,646
                         =======   =======   =======
SEGMENT PROFIT (LOSS):
   Southern Flow         $ 1,824   $ 1,940   $ 1,619
   PowerSecure             2,639     1,342     1,574
   Metretek Florida         (488)     (247)      709
   Other                  (2,774)   (2,428)   (2,247)
                         -------   -------   -------
      Total              $ 1,201   $   607   $ 1,655
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

     The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2005, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure. During the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment and in January 2006, it announced a third addition to its operations, EnergyLite. PowerServices provides rate analysis and other similar consulting services to PowerSecure's utility, commercial and industrial customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure's utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Each business unit operates in a distinct market with distinct technical disciplines, but share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units will be included within PowerSecure's segment results in future periods.

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

     During the third quarter of 2004, our Board of Directors approved a plan to discontinue the contract manufacturing business of MCM and all of its manufacturing assets were sold in December 2004. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following discussion regarding revenues and costs and expenses for fiscal 2005 compared to fiscal 2004 and fiscal 2004 compared to fiscal 2003 excludes revenues and costs and expenses of the discontinued MCM operations.

     FISCAL 2005 COMPARED TO FISCAL 2004

     Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for fiscal 2005 increased $12,076,000, or 34%, over our revenues in fiscal 2004 due to the increase in revenues at PowerSecure and Southern Flow.

     PowerSecure's revenues increased $11,570,000, or 62%, during fiscal 2005 compared to fiscal 2004 due to the significant growth and expansion of its core distributed generation business. The increase in PowerSecure's revenues during fiscal 2005 compared to fiscal 2004 was the result of a $10,700,000 increase in distributed generation turn-key system project sales and services together with an increase of $870,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services. PowerSecure's increase in distributed generation turn-key system project sales and service revenues was due entirely to both an increase in the number of completed or in-process projects during fiscal 2005 compared to fiscal 2004 as well as normal quarter-to-quarter fluctuations inherent in its operations. Overall, PowerSecure's results for fiscal 2005 reflect a 137% increase in the total number of distributed generation turn-key projects either completed or in-process, compared to fiscal 2004, although the average revenue per project completed or in-process decreased by 32%, resulting from both variations in percentage completion on in-process projects as well as a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure's QuickPower system. There is no assurance, however, that these recent trends in the number or size of PowerSecure projects will continue in the future, or that the recently announced large sales orders will be repeated in the future, due to quarterly and annual fluctuations, as discussed below under "--Quarterly Fluctuations." PowerSecure's revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

     Southern Flow's revenues increased $548,000, or 4%, during fiscal 2005, as compared to fiscal 2004. The increase in Southern Flow's revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices. The positive effects of improved market conditions for its services were partially offset by the combined effects on Southern Flow's customers of Hurricanes Katrina and Rita that occurred in August and September 2005 with disruptive effects that continued throughout the rest of fiscal 2005. Southern Flow's Gulf Coast division offices and related assets experienced no major damage from the hurricanes. However, production assets owned by many of Southern Flow's Gulf Coast customers were heavily damaged and the affected assets may be out of service for indefinite periods. As a result, some of Southern Flow's recurring services to its Gulf Coast customers were curtailed during the recovery period. The adverse effects of lost recurring revenue were mitigated somewhat by an increase in the sale of equipment to Southern Flow's customers repairing their production assets. During the first quarter of 2006, Southern Flow's Gulf Coast operations have returned to normal levels. We estimate that Southern Flow's fiscal 2005 revenues and segment profit were reduced by approximately $500,000 as a result of the effects of Hurricanes Katrina and Rita.

     Metretek Florida's revenues decreased $70,000, or 2%, during fiscal 2005 compared to fiscal 2004. As discussed below under "--Quarterly Fluctuations", Metretek Florida's revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                          YEAR ENDED      YEAR-OVER-YEAR
                                         DECEMBER 31,       DIFFERENCE
                                      -----------------   --------------
                                        2005      2004         $      %
                                      -------   -------     ------   --
                                        (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                      $ 9,937   $ 9,365     $  572    6%
   PowerSecure                         21,305    12,924      8,381   65%
   Metretek Florida                     1,508     1,608       (100)  -6%
                                      -------   -------     ------
      Total                            32,750    23,897      8,853   37%
General and administrative              8,821     6,835      1,986   29%
Selling, marketing and service          2,595     2,112        483   23%
Depreciation and amortization             564       579        (15)  -3%
Reserarch and development                 713       667         46    7%
Interest, finance charges and other       609       480        129   27%
Income taxes                               46        48         (2)  -4%

     Costs of sales and services include materials, personnel and related overhead costs incurred to purchase, assemble and install products and provide services. The overall 37% increase in cost of sales and services for fiscal 2005, compared to fiscal 2004, was attributable almost entirely to the increase in sales at PowerSecure and Southern Flow.

     The 65% increase in PowerSecure's costs of sales and services in fiscal 2005 is almost entirely a direct result of the 62% increase in PowerSecure's sales. PowerSecure's gross profit margin decreased to 29.5% during fiscal 2005, as compared to 30.6% during fiscal 2004, reflecting recent cost increases in both key equipment components and outsourced installation and construction costs that were not passed on to certain large customers, principally during the first nine months of fiscal 2005.

     The 6% increase in Southern Flow's costs of sales and services in fiscal 2005 is almost entirely a direct result of the 4% increase in its sales. Southern Flow's gross profit margin decreased to 25.3% for fiscal 2005, compared to 26.6% during fiscal 2004, due to the loss of revenues, without a corresponding reduction in expenses, resulting from the effects of Hurricanes Katrina and Rita.

     The 6% decrease in Metretek Florida's costs of sales and services in fiscal 2005 was a direct result of the 2% decrease in its revenues along with the positive effects of cost efficiencies achieved from the transition of production activities from internal to external contract manufacturers. As a result, Metretek Florida's gross profit margin increased to 53.5% for fiscal 2005, compared to 51.4% for fiscal 2004.

     General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 29% increase in general and administrative expenses in fiscal 2005, as compared to fiscal 2004, was due primarily to increases in personnel and related overhead costs associated with the development and growth of PowerSecure's business.

     Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 23% increase in selling, marketing and service expenses in fiscal 2005, as compared to fiscal 2004, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure as well as increased personnel and business development expenses at Metretek Florida during fiscal 2005.

     Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 3% decrease in depreciation and amortization expenses in fiscal 2005, as compared to fiscal 2004, primarily reflects a reduction in depreciable assets at Metretek Florida partially offset by an increase in depreciable equipment at PowerSecure in the latter portions of fiscal 2004 and during fiscal 2005.

     Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 7% increase in research and development expenses in fiscal 2005, as compared to fiscal 2004, primarily reflects additional personnel and associated costs at Metretek Florida.

     Interest, finance charges and other expenses include interest and finance charges on our Credit Facility as well as other non-operating expenses. The 27% increase in interest, finance charges and other expenses in fiscal 2005, as compared to fiscal 2004, reflects interest on the $3 million class action settlement note that began accruing on July 1, 2004, additional interest costs related to two PowerSecure shared savings project loans that commenced in the latter half of fiscal 2004 and in the second quarter of 2005, respectively, the $32,600 credit facility termination fee paid to Wells Fargo in September 2005, and a generally higher level of interest rates on outstanding borrowings during the respective periods.

     Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The slight decrease in income taxes in fiscal 2005, as compared to fiscal 2004, was due to a decrease in state income taxes incurred by Southern Flow, primarily in Louisiana. The decrease in state income taxes incurred by Southern Flow was partially offset by increase state income tax expense accrued by PowerSecure in fiscal 2005, primarily in North Carolina.

     FISCAL 2004 COMPARED TO FISCAL 2003

     Revenues. Our consolidated revenues for fiscal 2004 decreased $1,297,000, or 4%, compared to fiscal 2003. The decrease in our consolidated revenues was due a decrease in revenues by Metretek Florida, which was partially offset by increases in revenues by Southern Flow and by PowerSecure as well as an increase in fee income from managing the operations of MM 1995-2.

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

     PowerSecure's revenues increased $1,508,000, or 9%, during fiscal 2004 compared to fiscal 2003. The increase in PowerSecure's revenues during fiscal 2004 compared to fiscal 2003 was due to an increase of $977,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services, and an increase of $531,000 distributed generation turn-key system project sales and services. The increase in PowerSecure's overall distributed generation turn-key project sales and services was attributable to a 138% increase in the total number of projects, although the average project size decreased by 57%, resulting from a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure's QuickPower system. PowerSecure's revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

     Other revenues increased $334,000 during fiscal 2004, as compared to fiscal 2003. This increase was comprised principally of an increase in fee revenues earned from managing MM 1995-2.

     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

                                          YEAR ENDED        YEAR-OVER-YEAR
                                         DECEMBER 31,         DIFFERENCE
                                      -----------------   -----------------
                                        2004      2003       $         %
                                      -------   -------   -------   -------
                                                  (IN THOUSANDS)
COSTS AND EXPENSES:
Costs of Sales and Services
   Southern Flow                      $ 9,365   $ 8,812   $   553       6%
   PowerSecure                         12,924    12,220       704       6%
   Metretek Florida                     1,608     4,654    (3,046)    -65%
                                      -------   -------   -------
      Total                            23,897    25,686    (1,789)     -7%

General and administrative              6,835     6,105       730      12%
Selling, marketing and service          2,112     1,601       511      32%
Depreciation and amortization             579       515        64      12%
Reserarch and development                 667       627        40       6%
Interest, finance charges and other       480       285       195      68%
Income taxes                               48        57        (9)    -16%

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

     Over PowerSecure's five year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure's revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new competitor in the market, so there is no established customer base on which to rely or certainty as to future contracts. As PowerSecure develops new related lines of business, revenues and costs will fluctuate. Another factor that could cause material fluctuations in PowerSecure's quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through December 31, 2005, the majority of PowerSecure's revenues constituted non-recurring revenues.

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

     Due to all of these factors and the other risks discussed in "Item 1A--Risk Factors", quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

     Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. At December 31, 2005, we had working capital of $4,911,000, including $2,188,000 in cash and cash equivalents, compared to working capital of $5,117,000 on December 31, 2004, which included $2,951,000 in cash and cash equivalents. At December 31, 2005, we had $3,186,000 of additional borrowing capacity from our credit facilities available to support working capital needs, compared to $639,000 of additional borrowing capacity at December 31, 2004.

     Net cash provided by operating activities was $2,741,000 in fiscal 2005, consisting of approximately $3,307,000 of cash provided by continuing operations, before changes in assets and liabilities, approximately $45,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $611,000 of cash used by discontinued operations of MCM. This compares to net cash used in operating activities of $1,869,000 in fiscal 2004, consisting of approximately $2,012,000 of cash provided by continuing operations, before changes in assets and liabilities, approximately $2,439,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $1,442,000 of cash used by discontinued operations of MCM.

     Net cash used in investing activities was $1,388,000 in fiscal 2005, as compared to net cash used in investing activities of $3,308,000 in fiscal 2004. The majority of net cash used by investing activities during fiscal 2005 was attributable to equipment purchases for building or completing three shared savings distributed generation projects. During fiscal 2004, we purchased additional equity interests in our unconsolidated affiliate for $956,000 and used $2,230,000 to purchase equipment items, including $1,777,000 used to purchase equipment for three shared savings distributed generation projects.

     Net cash used in financing activities was $2,117,000 in fiscal 2005, compared to net cash provided by financing activities of $6,027,000 in fiscal 2004. The majority of the net cash used in financing activities in fiscal 2005 was attributable to $1,433,000 principal payments on long-term notes payable, $1,307,000 net payments on our line of credit, and $489,000 cash payments to redeem our Series B Preferred Stock, and $131,000 cash distributions to our minority shareholders in CAC LLC. These fiscal 2005 cash payments were partially offset by $912,000 proceeds from stock warrant and option exercises and $335,000 proceeds from a loan to fund the purchase of equipment for one shared savings distributed generation facility. The majority of the net cash provided by financing activities in fiscal 2004 was attributable to $9,829,000 net proceeds from a private placement of our Common Stock in May 2004, $1,213,000 proceeds from two loans to fund the purchase of equipment for two shared savings distributed generations facilities, $961,000 proceeds from a bank term loan used to finance the acquisition of the additional equity interests in our unconsolidated affiliate, and $411,000 proceeds from stock option exercises. These fiscal 2004 cash proceeds were partially offset by $5,345,000 cash payments to redeem our Series B Preferred Stock, and $1,062,000 payments on long-term notes payable and capital lease obligations.

     Our research and development expenses totaled $713,000 during fiscal 2005, compared to $667,000 during fiscal 2004. All of our fiscal 2005 research and development expenses were directed toward the enhancement of Metretek Florida's business, including the development of its M2M communications products. During fiscal 2006, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2006 will total approximately $700,000, all of which will be directed to Metretek Florida's business.

     Our capital expenditures during fiscal 2005 were approximately $1,330,000, the majority of which related to PowerSecure, including $467,000 of capital expenditures for building or completing three PowerSecure shared savings distributed generation projects. In fiscal 2004, our capital expenditures were approximately $2,277,000, including $1,777,000 of capital expenditures for three PowerSecure shared savings distributed generation projects. We anticipate capital expenditures in fiscal 2006 of approximately $1.5 million, the vast majority of which will benefit PowerSecure. In addition, we may incur an additional $5.0 in capital expenditures for PowerSecure's shared savings distributed generation projects during fiscal 2006, which we would expect to finance through third party project financing.

     Project Loans. We have three shared savings project loans outstanding to Caterpillar Financial Services Corporation ("Caterpillar") in the aggregate amount of $1,200,000 at December 31, 2005. The project loans are secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. We expect that monthly payments on the project loans will be funded through payments from customers utilizing the distributed generation equipment on their sites.

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

     The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. At December 31, 2005, PowerSecure had $3.8 million available for additional equipment purchases under the Caterpillar line of credit.

     Working Capital Credit Facility. On September 2, 2005, we, along with our subsidiaries Southern Flow, PowerSecure and Metretek Florida, entered into a Credit Agreement (the "Credit Agreement") with First National Bank of Colorado (the "FNBC"), providing for a $4.5 million revolving credit facility (the "Credit Facility"). Southern Flow and PowerSecure are the borrowers under the Credit Facility. Amounts borrowed under the Credit Facility bear interest at a rate of prime plus one and a half percent (prime + 1.50%). The Credit Facility matures on September 1, 2007. The Credit Facility refinanced the Company's previous credit facility with Wells Fargo Business Credit, Inc. ("Wells Fargo"). The Credit Facility is expected to be used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida.

     The Credit Facility is structured in two parts: a $2.5 million facility for PowerSecure (the "PowerSecure Facility") and a $2.0 million facility for Southern Flow (the "Southern Flow Facility"). Borrowings under the PowerSecure Facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure's eligible accounts receivable, plus 25% of the sum of PowerSecure's unbilled accounts receivable less the amount of PowerSecure's unearned revenues or advanced billings on contracts, plus 25% of PowerSecure's inventory. Borrowings under the Southern Flow Facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow's eligible accounts receivable, plus 20% of Southern Flow's inventory, plus 70% of Metretek Florida's eligible accounts receivable. As of December 31, 2005, the aggregate borrowing base under the Credit Facility was $4,500,000 of which $1,314,000 had been borrowed, leaving $3,186,000 in unused Credit Facility availability.

     The obligations of PowerSecure and Southern Flow, as borrowers, under the Credit Agreement are secured by security agreements (the "Security Agreements") by Southern Flow, PowerSecure and Metretek Florida and are guaranteed by the Company. The Security Agreements grant to FNBC a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.

     The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants pertaining to minimum cash flow coverage ratios and maximum debt to tangible net worth ratios of the Company and PowerSecure, minimum current assets to current liabilities ratios of PowerSecure and Southern Flow, as well as a minimum tangible net worth by Southern Flow. The Credit Agreement does not contain any financial covenants pertaining to Metretek Florida. The Credit Agreement contains other customary covenants that apply to us and to PowerSecure, Southern Flow and Metretek Florida, limiting the incurrence of additional indebtedness or liens, restricting dividends and redemptions of capital stock, restricting their ability to engage in mergers, consolidations, sales and acquisitions, to make investments, to issue guarantees of other obligations, to engage in transactions with affiliates to or make restricted payments and other matters customarily restricted in secured loan agreements, without FNBC's prior written consent.

     The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events. The Credit Facility also contains an annual unused credit line fee.

     In connection with entering the Credit Agreement described above, we terminated our prior credit facility with Wells Fargo (the "Wells Fargo Credit Facility"). The Wells Fargo Credit Facility was a $3.26 million secured revolving line of credit that previously constituted the Company's primary credit facility and was scheduled to expire on September 30, 2006. The Company paid Wells Fargo a $32,600 termination fee, representing one percent (1%) of the maximum line of $3,260,000.

     Preferred Stock Redemption. The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our total redemption obligation was approximately $6.2 million, of which a total of $5.8 million had been paid through December 31, 2005.

     Term Loan. CAC LLC has a term loan outstanding to a commercial bank in the amount of $630,000 at December 31, 2005. The term loan financed our purchase of additional equity interests in our unconsolidated affiliate, MM 1995-2, in fiscal 2004. The term loan is secured by our interests in MM 1995-2, and we provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. We expect that monthly payments on the term loan will be funded through cash distributions from MM 1995-2.

     Settlement Note. We have a settlement note outstanding in the amount of $1,687,500 at December 31, 2005 as a result of class action litigation that was settled in fiscal 2004. The settlement note bears interest at the rate of prime plus three percent, is payable in 16 quarterly installments of $187,500 principal plus accrued interest each, and is guaranteed by the 1997 Trust and by our subsidiaries.

     Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. We are obligated to make future payments under the Credit Facility and other loans. In addition, we have obligations related to our discontinued MCM operations. Finally, we are required to make certain payments under the terms of the Heins Settlement Note, which payments commenced June 30, 2004. The following table sets forth our contractual obligations and commercial commitments as of December 31, 2005:

                                                  PAYMENTS DUE BY PERIOD (1)
                               ----------------------------------------------------------------
                                             LESS THAN                                MORE THAN
                                  TOTAL       1 YEAR     1 - 3 YEARS   4 - 5 YEARS     5 YEARS
                               ----------   ----------   -----------   -----------   ----------
Contractual Obligations
   Credit Facility (2)         $1,314,000   $       --    $1,314,000    $       --   $       --
   Capital Lease Obligations        7,000        4,000         3,000            --           --
   Operating Leases             4,274,000      699,000     1,196,000       755,000    1,624,000
   Series B Preferred Stock       405,000      405,000            --            --           --
   Heins Settlement             1,688,000      750,000       938,000            --           --
   Term Loan                      628,000      198,000       430,000            --           --
   Project Loans                1,212,000      300,000       653,000       259,000           --
                               ----------   ----------    ----------    ----------   ----------
      Total                    $9,528,000   $2,356,000    $4,534,000    $1,014,000   $1,624,000
                               ==========   ==========    ==========    ==========   ==========

----------
(1) Does not include interest that may become due and payable on such obligations in any future period.

(2) Total repayments are based upon borrowings outstanding as of December 31, 2005, not projected borrowings under the Credit Facility.

     Off-Balance Sheet Arrangements. During fiscal 2005, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

     Liquidity. Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See "--Cautionary Note Regarding Forward-Looking Statements" below. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

     For the following reasons, we may require additional funds, beyond our currently anticipated resources, to support our working capital requirements, our operations or our other cash flow needs:

     - The short-term costs related to the rapid growth of PowerSecure's core distributed generation business, including costs attendant to the recent large orders for projects, such as equipment, labor and other capital costs;

     - The costs attendant with the development and growth of PowerSecure's new businesses;

     - As our businesses grow, especially PowerSecure, our cash flow may fluctuate due to the timing of receipts from sales of products and services and the completion of projects, and despite increasing sales we could experience temporary shortages in liquidity as our cash flow is tied up in equipment and supplies, in accounts receivable and awaiting project completion;

     - From time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies, and our ability to finance acquisitions in the future may be dependent upon our ability to raise additional capital;

     - An adverse resolution to claims that may arise from time to time against us could significantly increase our cash requirements beyond our available capital resources; and

     - Unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales beyond our current expectations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued FAS No. 151, "Inventory Costs, an amendment of ARB No 43, Chapter 4" ("FAS 151"). FAS 151 amends the guidance in Chapter 4, "Inventory Pricing," of Accounting Research Bulletin ("ARB") No. 43, "Restatement and Revision of Accounting Research Bulletins," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. FAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. FAS 151 are effective for fiscal years beginning after June 15, 2005, and we will adopt FAS 151 for fiscal 2006. We do not expect that the adoption of FAS No. 151 will have a material effect on our consolidated financial position or results of operations.

     In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123(R), "Share-Based Payment." FAS No. 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". FAS No. 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS No. 123 will no longer be an alternative to financial statement recognition.

     In April 2005, the SEC amended Rule 4-01(a) of Regulation X under the Exchange Act to defer the effective date of FAS 123(R) to the first fiscal year beginning on or after June 15, 2005 (or December 15, 2005, for small business issuers). As so modified, FAS 123(R) became effective for all awards granted, modified, repurchased or cancelled on or after, and for unvested portions of previously issued and outstanding awards vesting on or after, January 1, 2006. We believe that the adoption of FAS No. 123(R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS No. 123.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of FAS 123(R), contains interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations, and also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. We believe that application of SAB 107 in conjunction with our adoption of FAS No. 123(R), under which we intend to utilize the modified prospective transition method, will result in expenses in amounts that are similar to the current pro forma disclosures under FAS No. 123.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 had no effect on our financial position or results of operations for fiscal 2005.

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

     In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 eliminates the exemption from applying FASB Statement No.133 to interests in securitized financial assets. FAS 155 is effective for the first fiscal year end that begins after September 15, 2006, which for us will be January 1, 2007. We do not believe adoption of FAS 155 will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks arising from transactions we enter into in the ordinary course of business. These market risks are primarily due to changes in interest rates, foreign currency exchange rates and commodity prices, which may adversely affect our financial condition, results of operations and cash flow.

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

     Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we are not exposed to significant foreign currency exchange rate risk.

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

     The information required by this Item is set forth on pages F-1 through F-34 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 30, 2004, we engaged Hein & Associates LLP ("Hein") to serve as our independent registered public accounting firm and dismissed Deloitte & Touche LLP ("Deloitte"). The change in independent registered public accounting firms was approved by the Audit Committee of our Board of Directors. Deloitte audited our financial statements as of and for fiscal 2003 and for all prior fiscal years, and Hein audited our financial statements as of and for fiscal 2004 and fiscal 2005.

     The audit reports of Deloitte on our consolidated financial statements as of and for fiscal 2003 did not contain an adverse opinion or disclaimer of opinion, and such audit reports were not qualified or modified as to any uncertainty, audit scope or accounting practice.

     During fiscal 2003 and subsequent interim periods through the date we changed independent registered public accounting firms, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its report. In addition, during those same periods, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred, and we did not consult with Hein regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS IN CONTROL SYSTEMS

     Because of its inherent limitations, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     As of March 3, 2006, our executive officers and directors, and their ages and their positions with us, were as follows:

NAME                      AGE   POSITION(S)
----                      ---   -----------
W. Phillip Marcum......    62   Chairman of the Board, President, Chief Executive
                                   Officer and Director
A. Bradley Gabbard.....    51   Executive Vice President, Chief Financial Officer,
                                   Treasurer and Director
Gary J. Zuiderveen.....    47   Vice President, Controller, Principal Accounting
                                   Officer and Secretary
Sidney Hinton..........    43   President and Chief Executive Officer of PowerSecure
John Bernard...........    51   President and Chief Executive Officer of Southern Flow
Daniel J. Packard......    60   President and Chief Executive Officer of MGT
Basil M. Briggs (1) ...    70   Director
Kevin P. Collins (1) ..    55   Director
Anthony D. Pell (1) ...    67   Director

----------
(1) Member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee

     W. PHILLIP MARCUM is a founder and has served as our Chairman of the Board, President and Chief Executive Officer and as a director since our incorporation in April 1991. He also serves as the Chairman of our principal operating subsidiaries. Mr. Marcum currently serves on the board of directors of Key Energy Services, Inc. ("Key Energy"), an oilfield service provider.

     A. BRADLEY GABBARD is a founder and has served as an executive officer and a director since our incorporation in April 1991. He has served as our Executive Vice President since July 1993 and as our Chief Financial Officer and Treasurer since August 1996 and from April 1991 through July 1993. He also serves as the Executive Vice President and Chief Financial Officer of our principal operating subsidiaries. Mr. Gabbard also served as our Vice President and Secretary from April 1991 through July 1993.

     GARY J. ZUIDERVEEN has served as our Vice President since April 2005 and as our Controller, Principal Accounting Officer and Secretary since April 2001. He previously served as our Controller from May 1994 until May 2000 and as our Secretary and Principal Accounting Officer from August 1996 until May 2000. He also serves in one or more of the capacities of Controller, Principal Accounting Officer or Secretary of our of our principal operating subsidiaries. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm's national office accounting research department.

     SIDNEY HINTON has served as the President, Chief Executive Officer and a director of PowerSecure since its incorporation in September 2000. He has also served as the Chief Executive Officer of PowerServices, UtilityEngineering and EnergyLite since their formation. From February 2000 until May 2000, Mr. Hinton was an Executive-in-Residence with Carousel Capital, a private equity firm. From February 1999 until December 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy). From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company.

     JOHN BERNARD has served as the President and Chief Executive Officer and a director of Southern Flow since December 2004. Mr. Bernard has served in several managerial capacities since joining Southern Flow in 1988, including serving as the Vice President and General Manager of Southern Flow from June 1998 through November 2004.

     DANIEL J. PACKARD as served as the President, Chief Executive Officer and a director of MGT since January 1999. He has also served as an Active Trustee of MM 1995-2 since its formation in 1996 and as its President since January 1999.

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

     KEVIN P. COLLINS has served as a director since March 2000. Mr. Collins has been a Managing Member of The Old Hill Company LLC, which provides corporate financial and advisory services, since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, he served as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins also serves as a director of Key Energy; The Penn Traffic Company, a food retailer; Malden Mills Industries, Inc., a synthetic fleece manufacturer; Mail Contractors of America Inc., a trucking company; and Deluxe Pattern, Inc., a designer of automotive components. Mr. Collins is a Chartered Financial Analyst.

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

     Our Board of Directors currently consists of five members divided into three classes, designated Class I, Class II and Class III, with members of each class holding office for staggered three-year terms. The Class I Directors, whose terms expire at the 2007 Annual Meeting of Stockholders, are Messrs. Marcum and Briggs. The Class II Directors, whose terms expire at the 2008 Annual Meeting of Stockholders, are Messrs. Gabbard and Collins. The Class III Director, whose term expires at the 2006 Annual Meeting of Stockholders, is Mr. Pell.

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

AUDIT COMMITTEE

     Audit Committee Members. Our Board of Directors has established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Anthony D. Pell, Chairman, Basil M. Briggs and Kevin P. Collins. Our Board of Directors has determined that each member of the Audit Committee is "independent", as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and Rule 10A-3 under the Exchange Act, and is an "independent director" under the current listing standards of the American Stock Exchange.

     Audit Committee Financial Expert. Our Board of Directors has determined that each member of the Audit Committee (Anthony D. Pell, Chairman, Basil M. Briggs and Kevin P. Collins) is financially literate and is an "audit committee financial expert", as that term is defined in Item 401(h)(2) of Regulation S-K under the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC, and to furnish us with copies of all such reports that they file. Based solely upon our review of the copies of such reports we have received, and written representations from our directors and executive officers, we believe that, during fiscal 2005, all reports required by Section 16(a) to be filed by such persons were timely filed, except that one report of one transaction by each of Messrs. Briggs, Pell, Hinton and Bernard, and one report of one transaction by Gruber & McBaine Capital Management, LLC, was inadvertently filed late.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the total compensation that we paid or accrued for services rendered to us in all capacities during the last three fiscal years by our Chief Executive Officer and by our four other most highly compensated executive officers, based on total salary and bonus, in fiscal 2005 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM COMPENSATION
                                                                                -------------------------
                                                                                          AWARDS
                                               ANNUAL COMPENSATION(1)           -------------------------
                                       --------------------------------------                  SECURITIES
                                                                     OTHER       RESTRICTED    UNDERLYING     ALL OTHER
                                                                    ANNUAL      STOCK AWARDS     OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR   SALARY($)     BONUS($)    COMPENSATION      ($)(2)          (#)         ($)(3)
---------------------------     ----   ---------   -----------   ------------   ------------   ----------   ------------
W. Phillip Marcum............   2005    $325,000   $255,000(4)    $     0                0     100,000(5)      $7,438
   Chairman of the Board,       2004     311,615     50,000(6)     60,500(7)       110,000      50,000(8)       7,638
      President and Chief       2003     295,000          0             0                0           0          7,138
      Executive Officer

A. Bradley Gabbard...........   2005     200,000    235,000(4)          0                0      55,000(9)       7,438
   Executive Vice               2004     191,346     55,000(6)     30,250(7)        55,000      25,000(8)       7,638
      President and Chief       2003     175,000     75,000             0                0           0          7,117
      Financial Officer

Sidney Hinton (10)...........   2005     262,019    191,000             0                0      50,000(5)       7,438
   President and CEO,           2004     253,850    104,186(11)    18,150(7)        33,000           0          7,638
      PowerSecure, Inc.         2003     250,000    117,341(11)         0                0           0          7,138

John Bernard (12)............   2005     147,315     50,000             0                0      50,000(5)       6,571
   President and CEO,           2004     112,098      8,000             0                0      25,000(8)       4,547
      Southern Flow

Daniel J. Packard (13).......   2005     130,604     52,000(14)         0                0      25,000(9)         906
   President and CEO,
      MGT

----------
(1) Excludes perquisites and other personal benefits, if any, which were less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2) The dollar value of the restricted stock awards during fiscal 2004 is calculated by multiplying the total number of restricted shares by $2.20, the closing sale price of our Common Stock on July 15, 2004, the date of the awards, as reported on the OTC Bulletin Board. These dollar values do not reflect any adjustment for risk of forfeiture or for restrictions on transferability. All shares of restricted stock vest in three equal annual installments, which commenced on January 1, 2005, subject to the officer remaining employed with us on the vesting dates, and further subject to immediate vesting upon a change in control. All awards of restricted stock were made under our 1998 Stock Incentive Plan, as amended and restated (the "1998 Stock Incentive Plan").

     As of December 31, 2005, based on $8.95, the closing sale price of our Common Stock on such date as reported on the American Stock Exchange, Mr. Marcum held 33,333 unvested shares of restricted stock valued at $298,330, Mr. Gabbard held 16,666 unvested shares of restricted stock valued at $149,161, and Mr. Hinton held 10,000 unvested shares of restricted stock valued at $89,500. The officer enjoys all the benefits of ownership of unvested shares of restricted stock, including the right to vote the shares and to receive any dividends and other distributions with respect to the shares on the same terms as any other shares of Common Stock, other than the right to transfer or dispose of the shares.

(3) Amounts paid or accrued on behalf of the Named Executive Officers in fiscal 2005 in this column include the following:

                                           Group      Long-Term
                                         Term Life   Disability
                               401(k)    Insurance    Insurance
Name                          Matching    Premiums    Premiums
----                          --------   ---------   ----------
W. Phillip Marcum .........    $6,300       $882        $256
A. Bradley Gabbard ........     6,300        882         256
Sidney Hinton .............     6,300        882         256
John Bernard ..............     4,869        738         256
Daniel Packard ............         0        650         256

(4) Bonus from Executive Incentive Compensation Plan adopted by the Compensation Committee in March 2005, from a bonus pool based primarily on our net income plus other appropriate factors in the discretion of the Compensation Committee. In addition, the bonus to Mr. Marcum includes a $50,000 bonus unrelated to the Executive Incentive Compensation Plan.

(5)  These options vested immediately upon grant.

(6) Includes a signing bonus paid in connection with the amended and restated employment agreements of $50,000 for Mr. Marcum and $25,000 for Mr. Gabbard.

(7) Reflects a tax "gross-up" payment intended to reimburse the executive for taxes payable with respect to the restricted stock grant.

(8) These options vest in three equal annual installments, commencing on the grant date, subject to immediate vesting upon a change in control.

(9) Of these options, 30,000 options granted to Mr. Gabbard and 25,000 options granted to Mr. Packard vest in three equal annual installments, commencing on the grant date, subject to immediate vesting upon a change in control. The remainder of these options vested immediately upon grant.

(10) Became an executive officer during fiscal 2003. Compensation includes all amounts paid or accrued for the entire fiscal 2003.

(11) Bonus resulting from the bonus formula based upon PowerSecure's cash flow from operations, as provided in Mr. Hinton's employment agreement. See "--Employment Agreements, Change in Control and Termination of Employment Arrangements and Other Compensation Arrangements" below.

(12) Appointed as the President and Chief Executive Officer of Southern Flow on December 1, 2004. Compensation includes all amounts paid or accrued for the entire fiscal 2004.

(13) Became an executive officer during fiscal 2005. Compensation includes all amounts paid or accrued for the entire fiscal 2005.

(14) Reflects bonus payments from our equity investee, MM 1995-2, for services rendered on behalf of MM 1995-2.

EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL AND TERMINATION OF EMPLOYMENT ARRANGEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     W. Phillip Marcum and A. Bradley Gabbard. On March 15, 2006, we entered into amended and restated employment agreements with W. Phillip Marcum, our Chairman of the Board, President and Chief Executive Officer, and A. Bradley Gabbard, our Executive Vice President and Chief Financial Officer. These amended and restated employment agreements set forth the basic terms of employment for each executive.

     Under these employment agreements, the employment terms of Messrs. Marcum and Gabbard continue through December 31, 2009 and will be automatically extended for successive one-year periods, unless either we or the executive gives six months prior written notice of termination. The base salaries under these employment agreements, which are subject to annual upward adjustments at the discretion of the Board of Directors, are currently set at $375,000 for Mr. Marcum and $245,000 for Mr. Gabbard. In addition to the base salary, the employment agreements provide, among other things, for standard benefits commensurate with the management levels involved.

The employment agreements also contain certain restrictions on each executive's ability to compete, use of confidential information and use of inventions and other intellectual property.

     The employment agreements with Messrs. Marcum and Gabbard provide that if the employment of the executive is terminated for any reason, other than by us for "cause" (as defined in the employment agreements), including termination by death, by disability, by us without cause, by the executive voluntarily or due to the expiration of the employment term or any renewal period, then the executive will be entitled to receive a severance package in the amount of three times, for Mr. Marcum, and two times, for Mr. Gabbard, the sum of his most recent base salary plus his average annual bonus over the three years before the date of termination. The severance package shall be paid pro rata over a six year period for Mr. Marcum and over a two year period for Mr. Gabbard.

     The employment agreements also include change in control provisions designed to provide for continuity of management in the event we undergo a change in control. If within three years after a "change in control", the officer is terminated by us for any reason other than for cause, or if the executive terminates his employment for "good reason", as such terms are defined in the employment agreements, then the executive is entitled to receive a lump-sum severance payment equal to three times, for Mr. Marcum, and two times, for Mr. Gabbard, the amount of his then base salary, together with certain other payments and benefits, including continued participation in all our insurance plans for a period of three years for Mr. Marcum and two years for Mr. Gabbard. Under these employment agreements, a change in control will be deemed to have occurred only if:

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

     Sidney Hinton. On October 15, 2005, PowerSecure entered into an amended and restated employment and non-competition agreement with Sidney Hinton, the President and Chief Executive Officer of PowerSecure. Mr. Hinton's employment term was extended until January 1, 2009, and is renewable for additional one-year renewal periods when the term expires, unless either PowerSecure or Mr. Hinton gives 30 days prior written notice of termination. In addition, Mr. Hinton's severance period and the post-employment non-competition period was extended to two years.

     The base salary under Mr. Hinton's employment agreement is currently set at $315,000, subject to annual upward adjustments at the discretion of the Board of Directors. In addition to the base salary, Mr. Hinton's employment agreement provides, among other things, for standard benefits commensurate with the management level involved, as well as an annual bonus of 7% of PowerSecure's cash flow from operations.

     If Mr. Hinton's employment is terminated for any reason, other than by us for "cause" (as defined in the employment agreement), including termination by death, by disability, by us without cause, by Mr. Hinton voluntarily, or due to the expiration of the employment term or any renewal period, then Mr. Hinton will be entitled to receive a severance package, payable over the subsequent two years, in the amount of two times the sum of his most recent base salary plus his average bonuses for the two years before and for the year of the date of termination, if he had remained employed. Under his employment agreement, Mr. Hinton is prohibited from competing with the business of PowerSecure or its affiliates for a period of two years after the termination of his employment. The employment agreement also contains certain restrictions on Mr. Hinton's use of confidential information and use of inventions and other intellectual property.

     Mr. Hinton's employment agreement also includes a change in control provision designed to provide for continuity of management in the event we or PowerSecure undergoes a change in control. If within three years after a change in control, Mr. Hinton is terminated by us for any reason other than for "cause", or if Mr. Hinton terminates his employment for "good reason" (as such terms are defined in Mr. Hinton's employment agreement), then Mr. Hinton is entitled to receive a lump-sum severance payment equal to the amount of his severance package discussed above, together with certain other payments and benefits, including continued participation in our insurance plans for a period of two years.

     John D. Bernard. On October 15, 2005, Southern Flow entered into an employment and non-competition agreement with John D. Bernard, the President and Chief Executive Officer of Southern Flow. Mr. Bernard's employment agreement provides for an employment term through December 31, 2007, and is renewable for additional one-year renewal periods when the term expires, unless either Southern Flow or Mr. Bernard gives 30 days prior written notice of termination. In addition, Mr. Bernard's severance period and the post-employment non-competition period was extended to two years.

     The base salary under Mr. Bernard's employment agreement, which is subject to annual upward adjustments at the discretion of the Board of Directors, is currently set at $170,000. In addition to the base salary, the employment agreement provides, among other things, for Mr. Bernard's participation in Southern Flow bonus plans generally and for standard employee benefits.

     If Mr. Bernard's employment is terminated for any reason, other than by us for "cause" (as defined in the employment agreement), including termination by death, by disability, by us without cause, by Mr. Bernard voluntarily, or due to the expiration of the employment term or any renewal period, then Mr. Bernard will be entitled to receive a severance package, payable over the subsequent two years, in the amount of one-half (1/2) times, if his employment terminates on or before December 31, 2006, or one (1) time, if his employment terminates on or after January 1, 2007, the sum of his most recent base salary plus his average bonuses for the three years before the date of termination. Under the employment agreement, Mr. Bernard is prohibited from competing with the business of Southern Flow or its affiliates for a period of six months, if his employment terminates on or before December 31, 2006, or one year, if his employment terminates on or after January 1, 2007, after the termination of his employment. The employment agreement also contains certain restrictions on Mr. Bernard's use of confidential information and use of inventions and other intellectual property.

     Mr. Bernard's employment agreement also includes a change in control provision designed to provide for continuity of management in the event we or Southern Flow undergoes a change in control. If within three years after a change in control, Mr. Bernard is terminated by us for any reason other than for "cause", or if Mr. Bernard terminates his employment for "good reason" (as such terms are defined in the employment agreement), then Mr. Bernard is entitled to receive a lump-sum severance payment equal to the amount of his severance package discussed above, together with certain other payments and benefits, including continued participation in of our insurance plans for a period of six months or one year, depending on the date of termination, matching the period of his non-competition covenant discussed above.

STOCK OPTION GRANTS

     The following table sets forth certain information with respect to stock options granted during fiscal 2005 to the Named Executive Officers. We did not grant any stock appreciation rights, alone or in tandem with stock options, during fiscal 2005.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
                          ----------------------------------------------------------    POTENTIAL REALIZABLE VALUE
                              NUMBER OF                                                 AT ASSUMED ANNUAL RATES OF
                             SECURITIES        % OF TOTAL                              STOCK PRICE APPRECIATION FOR
                             UNDERLYING     OPTIONS GRANTED    EXERCISE                      OPTION TERM($)(5)
                          OPTIONS GRANTED   TO EMPLOYEES IN     PRICE     EXPIRATION   ----------------------------
NAME                           (#)(1)       FISCAL YEAR (2)   ($/SH)(3)    DATE (4)          5%($)      10%($)
----                      ---------------   ---------------   ---------   ----------       --------   ----------
W. Phillip Marcum .....      100,000             16.2%          $6.65      12/05/15        $418,219   $1,059,811

A. Bradley Gabbard ....       30,000(6)           4.9%           3.06      02/04/15          57,733      146,237
                              25,000              4.1%           6.65      12/05/15         104,555      264,953

Sidney Hinton .........       25,000              4.1%           4.22      09/26/15          66,349      168,135
                              25,000              4.1%           6.65      12/05/15         104,555      264,953

John Bernard ..........       25,000              4.1%           4.22      09/26/15          66,349      168,135
                              25,000              4.1%           6.65      12/05/15         104,555      264,953

Daniel J. Packard .....       25,000(6)           4.1%           3.06      02/04/15          48,111      121,918

----------
(1) These options are incentive stock options granted under our 1998 Stock Incentive Plan, have ten year terms and were fully vested on the grant date, except as otherwise noted.

(2) Based upon options to purchase an aggregate of 616,000 shares of Common Stock granted to employees during fiscal 2005.

(3) The exercise price of these options is equal to or greater than the fair market value of the Common Stock on the date of grant, based upon the last sale price of the Common Stock on such date as reported on the American Stock Exchange (for options granted on or after August 10, 2005) or on the OTC Bulletin Board (for options granted prior thereto).

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

(6) These options vest in three equal installments, commencing on the grant date, subject to immediate vesting upon a change in control.

STOCK OPTION EXERCISES AND VALUES

     The following table sets forth information with respect to stock options held by the Named Executive Officers on December 31, 2005. No Named Executive Officer exercised any stock options during fiscal 2005.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
                                 AT FISCAL YEAR-END(#)          FISCAL YEAR-END ($)(1)
                            ------------------------------   ---------------------------
NAME                          EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                          -----------   -------------    -----------   -------------
W. Phillip Marcum........       383,334         16,666        $2,263,837      $ 98,163
A. Bradley Gabbard.......       289,167         28,333         1,932,319       166,881
Sidney Hinton............       195,000             --         1,148,500            --
John Bernard.............        85,876          8,333           405,653        49,081
Daniel Packard...........        41,666         18,334           209,829       107,171

----------
(1) For purposes of this table and in accordance with SEC rules, the value of unexercised in-the-money options is calculated based solely upon the excess of $8.95, the closing sale price of our Common Stock on December 31, 2005 as reported on the American Stock Exchange, over the exercise price of the option. An option is "in-the-money" if the fair market value of the underlying shares of Common Stock exceeds the exercise price of the option. However, the actual value, if any, that an optionee may realize upon exercise of a stock option will be dependent upon the future market price of our Common Stock and the optionee's continued employment through the vesting period.

DIRECTOR COMPENSATION

     Directors who are also our officers or employees do not receive any additional compensation for serving on the Board of Directors or its committees. All directors are reimbursed for their out-of-pocket costs of attending meetings of the Board of Directors and its committees. Directors who are not also our officers or employees ("Non-Employee Directors") receive a monthly retainer for their service on our Board of Directors and any committees thereof, including attending meetings. In 2005, the monthly retainer was $2,500, and in 2006 the monthly retainer is $3,000. Non-Employee Directors also receive stock options under an annual formula ("Annual Director Options") under our 1998 Stock Incentive Plan. Under the formula for these Annual Director Options, each person who is first elected or appointed to serve as a Non-Employee Director is automatically granted an option to purchase 5,000 shares of Common Stock. On the date of the annual meeting of stockholders each year, each Non-Employee Director is automatically granted an Annual Director Option to purchase that number of shares of Common Stock equal to the annual retainer payable to directors ($36,000 for 2006) divided by the closing sale price of the Common Stock, as reported on the American Stock Exchange, unless he was first elected within six months of that date. All Annual Director Options vest and become exercisable immediately upon grant. Additional non-formula options can be granted to Non-Employee Directors under the 1998 Stock Incentive Plan in the discretion of the Board of Directors.

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

     As of March 3, 2006, options to purchase 247,238 shares of Common Stock were outstanding to our current Non-Employee Directors, at exercise prices ranging from $0.46 to $17.38 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of our Board of Directors are Basil M. Briggs, Chairman, Anthony D. Pell and Kevin P. Collins. No member of our Compensation Committee is or has ever been an officer or employee of ours or of any of our subsidiaries. None of our executive officers serves as a member of the board of directors or of the compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 3, 2006 (except as otherwise indicated in the footnotes below) by:

     - each person who is known by us to beneficially own 5% or more of the outstanding shares of our Common Stock;

     -    each of our directors;

     -    each of the Named Executive Officers; and

     -    all of our directors and executive officers as a group.

     The share ownership information in the following table is based upon information supplied to us by the persons named in the table and upon filings made by such persons with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes either voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, each person named in the table below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person, subject to applicable community property laws. In computing the "Number" and the "Percent of Class" beneficially owned by a person, beneficial ownership includes any shares of Common Stock issuable under options, warrants, conversion rights and other rights that are exercisable on or within 60 days of March 3, 2006. These underlying shares, however, are not included in computing the "Percent of Class" of any other persons. The "Percent of Class" is based 13,443,251 shares of Common Stock outstanding on March 3, 2006. The business address for all of our Named Executive Officers and directors is 303 East Seventeenth Avenue, Suite 660, Denver, Colorado 80203.

                                                     SHARES OF COMMON STOCK
                                                  ----------------------------
NAME OF BENEFICIAL OWNER                            NUMBER    PERCENT OF CLASS
------------------------                          ---------   ----------------
Gruber & McBaine Capital Management, LLC (2)...   1,338,939         9.97
   50 Osgood Place, Penthouse
   San Francisco, CA 94133
DDJ Capital Management, LLC (1)................   1,024,769          7.6
   141 Linden Street, Suite 4
   Wellesley, Massachusetts 02482
Sidney Hinton (3)..............................     805,101          5.9
W. Phillip Marcum (4)..........................     641,635          4.6
A. Bradley Gabbard (5).........................     459,453          3.3
Anthony D. Pell (6)............................     183,175          1.4
Basil M. Briggs (7)............................     148,249          1.1
Kevin P. Collins (8)...........................     129,276          1.0
John Bernard (9)...............................      86,234          0.6
Daniel J. Packard (10).........................      61,667          0.5
All directors and executive officers
   as a group (9 persons)(11)..................   2,580,255         17.5

----------
(1) Information based, in part, on Amendment No. 9 to Schedule 13D filed with the SEC on January 17, 2006, by DDJ Capital Management, LLC ("DDJ"), B III-A Capital Partners, L.P. ("B III-A Capital Partners") and GP III-A, LLC ("GP III-A"), indicating beneficial ownership as of January 5, 2006. Information also based, in part, on Amendment No. 4 to Schedule 13G filed with the SEC on February 13, 2006 by General Motors Trust Company, as trustee for GMAM Investment Funds Trust II ("GMAM") and General Motors Investment Management Corporation ("GMIMCO"), indicating beneficial ownership as of January 5, 2006. Includes 168,498 shares of Common Stock held by B III-A Capital Partners, 519,284 shares of Common Stock held by DDJ Canadian High Yield Fund, and 336,987 shares of Common Stock held by GMAM. GP III-A is the general partner of, and DDJ is the investment manager for, B III-A Capital Partners. DDJ is the investment advisor to the DDJ Canadian High Yield Fund. DDJ is an investment manager for GMAM.

(2) Information based, in part, upon Schedule 13G filed with the SEC on February 3, 2006 by Gruber & McBaine Capital Management, LLC ("GMCM"), Jon
     D. Gruber ("Gruber"), J. Patterson McBaine ("McBaine"), Eric B. Swergold ("Swergold"), J. Lynn Rose ("Rose") and Lagunitas Partners LP ("Lagunitas"), indicating beneficial ownership as of December 31, 2005. GMCM is the manager of GMI and the general partner of Lagunitas, an investment limited partnership. Messrs. Gruber and McBaine are the managers, controlling persons and portfolio managers of GMCM and have voting control and investment discretion over the securities held by Lagunitas and GMI. GMCM, Messrs. Gruber, McBaine and Swergold and Ms. Rose constitute a group within the meaning of Rule 13d-5(b). Lagunitas is not a member of any group and disclaims beneficial ownership of the securities with respect to its ownership is reposited.

(3) Includes 195,000 shares that may be acquired by Mr. Hinton upon the exercise of currently exercisable stock options. Also includes 5,000 restricted shares that are subject to risk of forfeiture prior to vesting.

(4) Includes 383,334 shares that may be acquired by Mr. Marcum upon the exercise of currently exercisable stock options. Also includes 16,666 restricted shares that are subject to risk of forfeiture prior to vesting.

(5) Includes 2,187 shares owned by immediate family members of Mr. Gabbard and 299,167 shares that may be acquired by Mr. Gabbard upon the exercise of currently exercisable stock options. Also includes 8,333 restricted shares that are subject to risk of forfeiture prior to vesting.

(6) Includes 2,937 shares held by Mr. Pell's wife. Also includes 117,026 shares that may be acquired by Mr. Pell upon the exercise of currently exercisable stock options.

(7) Includes 105,952 shares that are owned jointly with Mr. Briggs wife and 11,000 shares held in a family trust of which Mr. Briggs is a trustee. Also includes 3,186 shares that may be acquired by Mr. Briggs upon the exercise of currently exercisable stock options.

(8) Includes 127,026 shares that may be acquired by Mr. Collins upon the exercise of currently exercisable stock options.

(9) Includes 85,876 shares that may be acquired by Mr. Bernard upon the exercise of currently exercisable stock options.

(10) Includes 51,667 shares that may be acquired by Mr. Packard upon the exercise of stock options that are currently exercisable or that are exercisable within 60 days of March 3, 2006.

(11) Includes 1,317,949 shares that may be acquired upon the exercise of currently exercisable stock options. Also includes 29,999 restricted shares that are subject to risk of forfeiture prior to vesting. See note notes (3) through (10).

EQUITY COMPENSATION PLAN INFORMATION

     We have three compensation plans that have been approved by our stockholders under which our equity securities have been authorized for issuance to directors, officers, employees, advisors and consultants in exchange for goods or services:

     -    our 1991 Stock Option Plan;

     -    our Directors' Stock Option Plan; and

     -    our 1998 Stock Incentive Plan.

     The following table sets forth information about the shares of our Common Stock that may be issued upon the exercise of outstanding options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2005, all of which were approved by our stockholders:

                                                                                                        NUMBER OF SECURITIES
                                                                                                      REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO BE                                     FUTURE ISSUANCE UNDER
                                         ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                      OUTSTANDING OPTIONS, WARRANTS       PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                                AND RIGHTS            OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
PLAN CATEGORY                                      (A)                             (B)                          (C)
-------------                         -----------------------------   ----------------------------   -------------------------
Equity compensation plans
   approved by security holders (1)            2,349,143(2)                      2.98(3)                          0
Equity compensation plans not
   approved by security holders                       --                          N/A                            --
                                               ---------                        -----                           ---
Total .............................            2,349,143(2)                     $2.98(3)                          0
                                               =========                        =====                           ===

----------
(1) Represents options to purchase shares of Common Stock granted under our 1991 Stock Option Plan, our Directors' Stock Option Plan and our 1998 Stock Incentive Plan. We will not grant any future options under our 1991 Stock Option Plan or our Directors' Stock Option Plan.

(2) Includes 60,000 shares of restricted stock that were unvested as of December 31, 2005.

(3) This calculation excludes shares subject to restricted stock awards, as there is no exercise price associated with those awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2005, Mr. Hinton's son was employed by PowerSecure in a sales and administrative capacity and received total compensation, including salary and bonus, of $73,666 for services rendered as an employee during fiscal 2005 and was granted options to purchase 35,000 shares of our Common Stock at an exercise price of $5.89 per share, the closing sale price of the Common Stock as reported in the American Stock Exchange on the date of grant. In addition, during fiscal 2005, Mr. Hinton's brother-in-law was employed by PowerSecure as a project manager and received total compensation, including salary and bonus, of $53,969 for services rendered as an employee during fiscal 2005 and was granted options to purchase 10,000 shares of our Common Stock at an exercise price of $6.65 per share, the closing sale price of the Common Stock as reported in the American Stock Exchange on the date of grant.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     On September 30, 2004, we engaged Hein & Associates LLP ("Hein") to serve as our independent registered public accounting firm and dismissed Deloitte & Touche LLP ("Deloitte"). Deloitte audited our financial statements as of and for fiscal 2003 and for all prior fiscal years, and reviewed our first two quarterly reports on Form 10-Q during fiscal 2004, and Hein audited our financial statements as of and for fiscal 2004 and fiscal 2005 and reviewed all subsequent Form 10-Q's. See "Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

FEES

     The aggregate fees for professional services rendered to us by Deloitte in fiscal 2004 prior to its dismissal and for professional services rendered by Hein in fiscal 2004 and fiscal 2005 were as follows:


                             FISCAL 2004 FEES      FISCAL 2005 FEES
                            -------------------   ----------------
                              HEIN     DELOITTE         HEIN
                            --------   --------   ----------------
Audit Fees (1)...........   $100,000    $20,000       $120,000
Audit-Related Fees (2)...     16,939     21,683         23,192
Tax Fees (3).............     20,295          0         22,800
All Other Fees...........          0          0              0
                            --------    -------       --------
   Total.................   $137,234    $41,683       $165,992
                            ========    =======       ========

----------
(1) "Audit Fees" represents fees billed for professional services rendered for the audits of our consolidated annual financial statements and for the reviews of our consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

(2) "Audit-Related Fees" represents fees billed for professional services rendered by Deloitte in connection with two registration statements filed by us with the SEC in connection with a private placement transaction, and for professional services rendered by Hein relating to the audit of our 401(k) plan and the audit of MM 1995-2, an unconsolidated affiliate.

(3) "Tax Fees" represents fees billed for professional services rendered by Hein for tax compliance, tax advice and tax planning for us and for MM 1995-2.

     The Audit Committee has determined that the provision of non-audit services by Hein in fiscal 2004 and 2005 was compatible with maintaining their independence.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     Our Audit Committee has adopted a policy that requires the Audit Committee to pre-approve all audit and non-audit services to be provided by the independent registered public accounting firm. The Audit Committee may delegate this pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting. In accordance with this pre-approval policy, all professional services provided by our independent registered public accounting firm during fiscal 2005 were pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1.   Financial Statements

          The following consolidated financial statements of Metretek Technologies, Inc. are included on pages F-1 to F-34 of this Report:

          Report of Independent Registered Public Accounting Firm

          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003
          Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          The following financial statement schedule is filed as part of this
          Report:

          Schedule II - Metretek Technologies, Inc. Valuation and Qualifying Accounts For the Years Ended December 31, 2005, 2004 and 2003

          The following consolidated financial statements of Marcum Midstream 1995-2 Business Trust are included on pages G-1 to G-11 of this
          Report:

          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003
          Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
          Notes to Consolidated Financial Statements

          All other financial statement schedules are omitted because the required information is not applicable or required or is presented in our consolidated financial statements and notes thereto.

     3.   Exhibits

          The following exhibits are filed with, or incorporated by reference into, this Report:

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

(4.4) Form of Securities Purchase Agreement, dated as of April 29, 2004, by and among Metretek Technologies, Inc. and the purchasers a signatory thereto ("Investors"). (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed May 6, 2004).

(4.5) Form of Registration Rights Agreement, dated as of April 29, 2004, by and among Metretek Technologies, Inc. and the Investors. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed May 6, 2004).

(4.6)     Form of Warrant, dated May 3, 2004, issued by Metretek Technologies,
          Inc. to the Investors. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed May 6, 2004).

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

(10.3)    Second Amended and Restated Employment Agreement, dated as of March
          20, 2006, by and between Metretek Technologies, Inc. and W. Phillip
          Marcum. (Filed herewith.)*

(10.4)    Second Amended and Restated Employment Agreement, dated as of March
          20, 2006, by and between Metretek Technologies, Inc. and A. Bradley
          Gabbard. (Filed herewith.)*

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

(10.12) Amended and Restated Employment and Non-Competition Agreement, dated as of November 15, 2005, between PowerSecure, Inc. and Sidney Hinton.
          (Incorporated by reference to Exhibit 10.1 to Metretek's Current
          Report on Form 8-K filed November 21, 2005)*

(10.13)   Employment and Non-Competition Agreement, dated as of November 15,
          2005, between Southern Flow Companies, Inc. and John Bernard.
          (Incorporated by

          reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed November 21, 2005)*

(10.14)   Employment and Non-Competition Agreement, dated as of February 6,
          2006, between EnergyLite, Inc. and Ronald W. Gilcrease (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed February 10, 2006)*

(10.15) Form of Stock Purchase Agreement, dated as of September 10, 2004, by and between Metretek Technologies, Inc. and the employee-shareholders of PowerSecure, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K, filed September 13, 2004)*

(10.16)   Amended Stipulation of Settlement, filed March 3, 2004, among Douglas
          W. Heins on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et. al. (Incorporated by reference to Exhibit 10.39 to Metretek's Annual Report on Form 10-K for the year ended December 31, 2003.)

(10.17)   Order Granting Final Approval of the Partial Settlement, dated June
          11, 2004. (Incorporated by reference to Exhibit 99.1 to Metretek's
          Current Report on Form 8-K filed June 14, 2004.)

(10.18) Summary Sheet of Compensation of Non-Employee Directors. (Filed herewith.)

(10.19)   Lease Agreement, dated March 2005, between H & C Holdings, LLC and
          PowerSecure, Inc. (Filed herewith.)

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

                                        METRETEK TECHNOLOGIES, INC.


                                        By: /s/ W. Phillip Marcum
                                            ------------------------------------
                                            W. Phillip Marcum, President and
                                            Chief Executive Officer
                                            Date: March 20, 2006

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                      TITLE                          DATE
---------                                      -----                          ----


/s/ W. Phillip Marcum       Chairman of the Board, President,            March 20, 2006
-------------------------   Chief Executive Officer and Director
W. Phillip Marcum           (Principal executive officer)


/s/ A. Bradley Gabbard      Executive Vice President, Chief Financial    March 20, 2006
-------------------------   Officer, Treasurer, Secretary and Director
A. Bradley Gabbard          (Principal financial officer)


/s/ Gary J. Zuiderveen      Vice President, Controller, Principal        March 20, 2006
-------------------------   Accounting Officer and Secretary
Gary J. Zuiderveen          (Principal accounting officer)


/s/ Basil M. Briggs         Director                                     March 20, 2006
-------------------------
Basil M. Briggs

/s/ Kevin P. Collins        Director                                     March 20, 2006
-------------------------
Kevin P. Collins

                          INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
CONSOLIDATED FINANCIAL STATEMENTS OF
   METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm          F-2

Report of Independent Registered Public Accounting Firm          F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004     F-4

Consolidated Statements of Operations for the Years Ended
   December 31, 2005, 2004 and 2003                              F-6

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2005, 2004 and 2003                        F-7

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2005, 2004 and 2003                              F-8

Notes to Consolidated Financial Statements                       F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metretek Technologies, Inc

We have audited the accompanying consolidated balance sheets of Metretek Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metretek Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Metretek Technologies, Inc. and subsidiaries (the "Company") for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, stockholders' equity, and cash flows of Metretek Technologies, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As disclosed in Note 3 to the consolidated financial statements, the Company discontinued the MCM operations in December 2004. The results of MCM prior to the disposition are included in loss on discontinued operations in the accompanying consolidated financial statement for the year ended December 31, 2003. Also, as disclosed in Note 1 to the consolidated financial statements, the Company adopted EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128".

DELOITTE & TOUCHE LLP

Denver, Colorado
March 25, 2004 (March 11, 2005
as to the effects of the discontinued
operations described in Note 3 and
the adoption of EITF 03-6 described
in Note 1)

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                            -------------------------
ASSETS                                                                          2005          2004
------                                                                      -----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 2,188,310   $ 2,951,489
   Trade receivables, net of allowance for doubtful accounts
      of $95,144 and $740,742, respectively                                  12,031,539     8,702,437
   Other receivables                                                             36,669        25,850
   Inventories                                                                3,450,267     3,190,653
   Prepaid expenses and other current assets                                    527,269       524,508
                                                                            -----------   -----------
      Total current assets                                                   18,234,054    15,394,937
                                                                            -----------   -----------
PROPERTY, PLANT AND EQUIPMENT:
   Equipment                                                                  5,669,788     5,052,664
   Vehicles                                                                     132,988        61,041
   Furniture and fixtures                                                       550,863       543,127
   Land, building and improvements                                              517,511       796,182
                                                                            -----------   -----------
      Total property, plant and equipment, at cost                            6,871,150     6,453,014
   Less accumulated depreciation and amortization                             3,657,856     3,715,884
                                                                            -----------   -----------
      Property, plant and equipment, net                                      3,213,294     2,737,130
                                                                            -----------   -----------
OTHER ASSETS:
   Goodwill (Notes 1 and 5)                                                   8,840,148     8,840,148
   Patents, intangibles and capitalized software development, net of
      accumulated amortization of $1,280,019 and $1,135,843, respectively       479,221       233,390
   Investment in unconsolidated affiliate                                     2,299,218     2,077,301
   Assets of discontinued operations (Note 3)                                   192,821       780,000
   Other assets                                                                  60,170       148,010
                                                                            -----------   -----------
      Total other assets                                                     11,871,578    12,078,849
                                                                            -----------   -----------
TOTAL                                                                       $33,318,926   $30,210,916
                                                                            ===========   ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                2005           2004
------------------------------------                            ------------   ------------
CURRENT LIABILITIES:
   Accounts payable                                             $  3,283,898   $  3,206,094
   Accrued and other liabilities                                   8,786,830      5,896,493
   Notes payable (Note 6)                                          1,248,286      1,171,988
   Capital lease obligations (Note7)                                   3,884          3,477
                                                                ------------   ------------
      Total current liabilities                                   13,322,898     10,278,052
                                                                ------------   ------------
LONG-TERM NOTES PAYABLE (NOTE 6)                                   3,593,523      6,075,065
                                                                ------------   ------------
NON-CURRENT CAPITAL LEASE OBLIGATIONS (NOTE 7)                         3,210          7,094
                                                                ------------   ------------
LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 3)                                     843,649
                                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
MINORITY INTEREST IN SUBSIDIARIES (NOTE 10)                          169,755         89,792
                                                                ------------   ------------
STOCKHOLDERS' EQUITY (NOTE 10):
   Preferred stock - undesignated, $.01 par value; 2,000,000
      shares authorized; none issued and outstanding
   Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
   Common stock, $.01 par value; 25,000,000 shares
      authorized; 12,577,530 and 12,186,741 shares issued
      and outstanding, respectively                                  125,775        121,867
   Additional paid-in-capital                                     72,321,099     71,413,120
   Deferred compensation                                             (66,000)      (132,000)
   Accumulated deficit                                           (56,151,334)   (58,485,723)
                                                                ------------   ------------
      Total stockholders' equity                                  16,229,540     12,917,264
                                                                ------------   ------------
TOTAL                                                           $ 33,318,926   $ 30,210,916
                                                                ============   ============

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                            2005          2004          2003
                                                        -----------   -----------   -----------
REVENUES:
   Sales and services                                   $46,748,658   $34,700,954   $36,332,145
   Other                                                    503,894       475,969       141,591
                                                        -----------   -----------   -----------
      Total revenues                                     47,252,552    35,176,923    36,473,736
                                                        -----------   -----------   -----------
COSTS AND EXPENSES:
   Cost of sales and services                            32,749,798    23,897,325    25,686,448
   General and administrative                             8,820,560     6,834,960     6,105,010
   Selling, marketing and service                         2,595,200     2,112,203     1,600,684
   Depreciation and amortization                            563,889       578,516       514,640
   Research and development                                 712,725       667,293       626,760
   Interest, finance charges and other                      608,963       480,110       285,437
                                                        -----------   -----------   -----------
      Total costs and expenses                           46,051,135    34,570,407    34,818,979
                                                        -----------   -----------   -----------
Income from continuing operations before
   minority interest, income taxes, and equity income     1,201,417       606,516     1,654,757
Equity in income of unconsolidated affiliate              1,689,537     1,254,509       468,790
Minority interest (Note 10)                                (210,875)     (238,389)     (207,280)
Income taxes (Note 9)                                       (45,690)      (47,590)      (56,980)
                                                        -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS                         2,634,389     1,575,046     1,859,287
                                                        -----------   -----------   -----------
DISCONTINUED OPERATIONS OF MCM (NOTE 3)
   Loss on disposal of MCM                                 (300,000)   (3,355,301)           --
   Loss from operations of MCM                                   --    (1,463,285)     (980,302)
                                                        -----------   -----------   -----------
LOSS ON DISCONTINUED OPERATIONS                            (300,000)   (4,818,586)     (980,302)
                                                        -----------   -----------   -----------
NET INCOME (LOSS)                                       $ 2,334,389   $(3,243,540)  $   878,985
                                                        ===========   ===========   ===========
PER SHARE AMOUNTS (NOTE 1):
INCOME FROM CONTINUING OPERATIONS:
   Basic                                                $      0.21   $      0.03   $      0.11
                                                        ===========   ===========   ===========
   Diluted                                              $      0.20   $      0.03   $      0.11
                                                        ===========   ===========   ===========
NET INCOME (LOSS):
   Basic                                                $      0.19   $     (0.47)  $     (0.06)
                                                        ===========   ===========   ===========
   Diluted                                              $      0.18   $     (0.45)  $     (0.06)
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                 12,287,107     9,531,199     6,043,469
                                                        ===========   ===========   ===========
   Diluted                                               13,360,515    10,035,730     6,051,580
                                                        ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                        COMMON STOCK        ADDITIONAL
                                   ---------------------     PAID-IN       DEFERRED      ACCUMULATED
                                     SHARES       VALUE      CAPITAL     COMPENSATION      DEFICIT        TOTAL
                                   ----------   --------   -----------   ------------   ------------   -----------
BALANCE, JANUARY 1, 2003            6,043,469   $ 60,435   $55,092,132                  $(53,987,204)  $ 1,165,363

Net income                                                                                   878,985       878,985
Minority interest stock
   compensation                                                 15,000                                      15,000
Preferred stock
   distribution                                                                             (890,191)     (890,191)
                                   ----------   --------   -----------    ---------     ------------   -----------
BALANCE, DECEMBER 31, 2003          6,043,469     60,435    55,107,132                   (53,998,410)    1,169,157

Net loss                                                                                  (3,243,540)   (3,243,540)
Private placement, net              3,510,548     35,105     9,793,586                                   9,828,691
Conversion of preferred stock       1,329,173     13,292     4,413,996                                   4,427,288
Stock issued in acquisition of
   PowerSecure minority Interest      950,000      9,500     1,492,925                                   1,502,425
Stock option exercises                263,551      2,635       408,381                                     411,016
Stock awards                           90,000        900       197,100    $(198,000)
Amortization of deferred
   compensation                                                              66,000                         66,000
Preferred stock
   distribution                                                                           (1,243,773)   (1,243,773)
                                   ----------   --------   -----------    ---------     ------------   -----------
BALANCE, DECEMBER 31, 2004         12,186,741    121,867    71,413,120     (132,000)     (58,485,723)   12,917,264

Net income                                                                                 2,334,389     2,334,389
Stock warrant and option
   exercises                          390,789      3,908       907,979                                     911,887
Amortization of deferred
   compensation                                                              66,000                         66,000
                                   ----------   --------   -----------    ---------     ------------   -----------
BALANCE, DECEMBER 31, 2005         12,577,530   $125,775   $72,321,099    $ (66,000)    $(56,151,334)  $16,229,540
                                   ==========   ========   ===========    =========     ============   ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                           2005           2004          2003
                                                                       ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $  2,334,389   $(3,243,540)  $   878,985
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Loss on disposal of MCM operations                                    300,000     3,355,301            --
      Loss from discontinued operations of MCM                                   --     1,463,285       980,302
      Depreciation and amortization                                         563,889       578,516       514,640
      Minority interest in subsidiary                                       210,875       238,389       222,280
      Loss on disposal of property, plant and equipment                      13,497           262        13,327
      Equity in income of unconsolidated affiliate                      (1,689,537)    (1,254,509)     (468,790)
      Distributions from unconsolidated affiliate                         1,507,956       807,732       332,137
      Stock compensation                                                     66,000        66,000            --
   Changes in operating assets and liabilities, net of acquisitions:
      Trade receivables, net                                             (3,209,526)   (2,834,777)   (2,403,211)
      Inventories                                                          (226,971)   (1,235,077)     (775,449)
      Other current assets                                                  (63,580)       (1,241)       14,195
      Other noncurrent assets                                                87,840       (71,940)      (18,069)
      Accounts payable                                                       77,804     1,227,868       381,356
      Accrued and other liabilities                                       3,379,151       476,609     1,661,378
                                                                       ------------   -----------   -----------
   Net cash provided by (used in) continuing operations                   3,351,787      (427,122)    1,333,081
   Net cash used by discontinued operations of MCM                         (610,546)   (1,441,705)     (804,083)
                                                                       ------------   -----------   -----------
   Net cash provided by (used in) operating activities                    2,741,241    (1,868,827)      528,998
                                                                       ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliate                                   (58,045)     (955,784)           --
   Patent, software and other intangible assets acquired                   (390,007)      (47,467)       (2,000)
   Purchases of property, plant and equipment                              (939,808)   (2,229,640)     (294,067)
   Minority interest acquired                                                    --       (80,979)           --
   Proceeds from sale of property, plant and equipment                           --         5,700           800
                                                                       ------------   -----------   -----------
      Net cash used in investing activities                              (1,387,860)   (3,308,170)     (295,267)
                                                                       ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement                                           --     9,828,691            --
   Proceeds from stock warrant and option exercises                         911,887       411,016            --
   Net (payments) borrowings on line of credit                           (1,307,081)       75,863     1,074,390
   Proceeds from equipment and project loans                                335,247     1,212,570        30,169
   Proceeds from investment loan                                                 --       960,784            --
   Principal payments on long-term notes payable                         (1,433,410)     (979,867)      (71,049)
   Distributions to minority interests                                     (130,912)      (55,701)           --
   Payments on preferred stock redemptions                                 (488,814)   (5,344,660)           --
   Payments on capital lease obligations                                     (3,477)      (81,885)      (50,409)
                                                                       ------------   -----------   -----------
      Net cash provided by (used in) financing activities                (2,116,560)    6,026,811       983,101
                                                                       ------------   -----------   -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                    (763,179)      849,814     1,216,832

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            2,951,489     2,101,675       884,843
                                                                       ------------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  2,188,310   $ 2,951,489   $ 2,101,675
                                                                       ============   ===========   ===========

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. ("Metretek Technologies") and its subsidiaries, primarily Southern Flow Companies, Inc. ("Southern Flow"), PowerSecure, Inc. ("PowerSecure") (and its wholly-owned subsidiaries, UtilityEngineering, Inc. and PowerServices, Inc.), Metretek, Incorporated ("Metretek Florida") (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. ("MCM")), and Marcum Gas Transmission, Inc. ("MGT") (and its majority-owned subsidiary, Conquest Acquisition Company LLC ("CAC LLC")), collectively referred to as the "Company."

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

     REVENUE RECOGNITION - Equipment and supply sales are recognized when delivered, and natural gas measurement revenues are recognized as services are provided. The Company utilizes the percentage-of-completion method of revenue recognition for PowerSecure's contracts. Under the percentage-of-completion method of accounting, PowerSecure recognizes project revenues (and associated project costs) based on estimates of the value added for each portion of the projects completed. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. The Company recognizes revenues on PowerSecure's shared savings distributed generation projects as the customer realizes energy savings at their site.

     STATEMENT OF CASH FLOWS - The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

                                                       2005        2004        2003
                                                     --------   ----------   --------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:

   Interest                                          $577,458   $  404,030   $202,668
   State income taxes                                  53,217       12,958     56,980
Supplemental schedule of non-cash investing and
   financing activities:
   Capital lease obligations incurred for the
      purchase of equipment                                --      526,395     98,424
   Acquisition of minority interest in PowerSecure
      through issuance of stock                            --    1,202,249         --
   Issuance of restricted stock compensation               --      198,000         --
   Note receivable in payment for sale
      of discontinued MCM operations                       --      780,000         --
   Conversion of preferred stock                           --    4,427,288         --

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

     INVENTORIES - Inventories are stated at the lower of cost (determined primarily on a first-in, first-out basis) or market. Inventories at December 31, 2005 and 2004 are summarized as follows:

                                    2005          2004
                                 ----------   -----------
Raw materials and supplies       $1,636,966   $ 3,013,759
Work in process                     477,616       471,270
Finished goods and merchandise    1,501,944     1,253,894
Valuation reserve                  (166,259)   (1,548,270)
                                 ----------   -----------
Total                            $3,450,267   $ 3,190,653
                                 ==========   ===========

     The raw materials and supplies inventory at December 31, 2004, includes $1,567,000 of inventory from the discontinued operations of the Company's MCM business (see Note 3), of which $1,199,000 was reserved for losses expected upon disposal of that inventory.

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". FAS No. 151 amends the guidance in Chapter 4, "Inventory Pricing," of

     Accounting Research Bulletin No. 43, "Restatement and Revision of Accounting Research Bulletins," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. FAS No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005, which the Company will be required to adopt for fiscal 2006. The Company does not expect that the adoption of FAS No. 151 will have a material effect on its consolidated financial position or results of operations.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 2 to 30 years. Property, plant and equipment includes items under capital lease with a net book value of $8,536 and $10,813 at December 31, 2005 and 2004, respectively.

     INVESTMENT IN UNCONSOLIDATED AFFILIATE -The Company, through MGT, holds a minority interest in Marcum Midstream 1995-2 Business Trust ("MM 1995-2") which it acquired in early 1996. During the third quarter of 2005 and the first quarter of 2004, the Company acquired additional equity interests in MM 1995-2 at a purchase price of $58,000 and $956,000, respectively. As a result of these additional investments, the Company currently owns an approximate 27% economic interest in MM 1995-2. MM 1995-2 owns and operates five water disposal well facilities in northeastern Colorado.

     To facilitate the acquisition of the additional equity interests in the first quarter of 2004, MGT formed CAC LLC, a majority-owned subsidiary. Financing of the acquired equity interests was provided by a $961,000 term loan from a commercial bank to CAC LLC. The loan is collateralized by CAC LLC's and MGT's collective interests in MM 1995-2, and the Company has provided a guaranty of $625,000 of the term loan. The term loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. Cash distributions from MM 1995-2 to CAC LLC are being used to fund the monthly payments on the term loan.

     The Company utilizes the equity method to account for its investment in MM 1995-2. The minority shareholder's interest in CAC LLC at December 31, 2005 and 2004, is included in minority interest in the accompanying consolidated financial statements.

     Summarized financial information for MM 1995-2 at December 31, 2005 and 2004 and for the three years ended December 31, 2005 are as follows:

                                                   DECEMBER 31,
                                             -----------------------
                                                2005         2004
                                             ----------   ----------
Total current assets                         $2,173,222   $1,766,687
Property, plant and equipment, net            6,180,090    5,158,373
Total other assets                               15,429       16,537
                                             ----------   ----------
Total assets                                 $8,368,741   $6,941,597
                                             ==========   ==========
Total current liabilities                    $1,151,906   $  812,796
Long-term note payable                          912,799      419,559
Total shareholders' equity                    6,304,036    5,709,242
                                             ----------   ----------
Total liabilities and shareholders' equity   $8,368,741   $6,941,597
                                             ==========   ==========

                                  YEAR ENDED DECEMBER 31,
                           -------------------------------------
                               2005         2004         2003
                           -----------   ----------   ----------
Total revenues             $10,263,085   $7,208,648   $5,311,822
Total costs and expenses     4,868,291    3,299,248    2,480,899
                           -----------   ----------   ----------
Net income                 $ 5,394,794   $3,909,400   $2,830,923
                           ===========   ==========   ==========

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

     The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 2005 and 2004 are $180,141 and $233,390, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license costs at December 31, 2005 and 2004 are $299,080 and $0, respectively.

     ACCRUED AND OTHER LIABILITIES - Accrued and other liabilities at December 31, 2005 and 2004 are summarized as follows:

                                                        2005         2004
                                                     ----------   ----------
Accrued project costs                                $3,977,009   $  829,615
Payroll, employee benefits and related liabilities    2,191,619    1,441,216
Sales, property and other taxes payable                 634,892      229,366
Advance billings on projects in progress                634,404    1,601,773
Preferred stock redemption obligation                   405,143      893,957
Deferred revenue                                        402,113      408,097
Insurance premiums and reserves                         172,713      416,786
Warranty reserve                                         71,446       67,229
Other                                                   297,491        8,454
                                                     ----------   ----------
Total                                                $8,786,830   $5,896,493
                                                     ==========   ==========

     CONDITIONAL ASSET RETIREMENT OBLIGATIONS - In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 during the year ended December 31, 2005. The adoption of FIN 47 had no effect on the Company's financial position or results of operations.

     INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed using the weighted average number of shares outstanding. Diluted income (loss) per share reflects the potential dilutions that would occur if stock options were exercised using the average market price for the Company's stock for the period. The Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). The Company adopted EITF 03-6 as of April 1, 2004, and has retroactively adjusted prior periods pursuant to its provisions. EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by Statement of Financial Accounting Standards No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. The Company's Series B Redeemable Preferred Stock was a participating security under the provisions of EITF 03-6 for periods prior to its redemption on December 9, 2004. No undistributed earnings are allocable to the Company's Series B Redeemable Preferred Stock for the years ended December 31, 2005 and 2004 since such shares have been redeemed effective December 9, 2004.

     The following table sets forth the calculation of basic and diluted earnings per share:

                                                    YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                                2005          2004         2003
                                            -----------   -----------   ----------
Income from continuing operations           $ 2,634,389   $ 1,575,046   $1,859,287
Less preferred stock
   deemed distribution (1)                           --    (1,243,773)    (890,191)
                                            -----------   -----------   ----------
Income from continuing
   operations to be allocated                 2,634,389       331,273      969,096
Less allocation of undistributed earnings
   to participating preferred stock                  --            --     (327,302)
                                            -----------   -----------   ----------
Income from continuing operations
   attributable to common shareholders        2,634,389       331,273      641,794
Loss from discontinued operations              (300,000)   (4,818,586)    (980,302)
                                            -----------   -----------   ----------
Net income (loss) attributable
   to common shareholders                   $ 2,334,389   $(4,487,313)  $ (338,508)
                                            ===========   ===========   ==========
Basic weighted-average common
   shares outstanding in period              12,287,107     9,531,199    6,043,469
   Add dilutive effects of stock options      1,073,408       504,531        8,111
                                            -----------   -----------   ----------
Diluted weighted-average common
   shares outstanding in period              13,360,515    10,035,730    6,051,580
                                            ===========   ===========   ==========
Basic earnings (loss) per common share:
   Income from continuing operations        $      0.21   $      0.03   $     0.11
   Loss from discontinued operations              (0.02)        (0.50)       (0.16)
                                            -----------   -----------   ----------
   Basic earnings per common share (2)      $      0.19   $     (0.47)  $    (0.06)
                                            ===========   ===========   ==========
Diluted earnings (loss) per common share:
   Income from continuing operations        $      0.20   $      0.03   $     0.11
   Loss from discontinued operations              (0.02)        (0.48)       (0.16)
                                            -----------   -----------   ----------
   Diluted earnings per common share (2)    $      0.18   $     (0.45)  $    (0.06)
                                            ===========   ===========   ==========

(1) The preferred stock deemed distribution for the year ended December 31, 2004 includes a non-cash charge (expense) of $593,000, which represents the estimated fair market value of inducement conveyed to the converting Preferred Stockholders in connection with the Private Placement discussed further in Note 2.

(2) Basic and diluted earnings per share for the year ended December 31, 2003 differ from the amounts originally presented in the Company's Annual Report on Form 10-K dated December 31, 2003 for the effects of the allocation of earnings to participating preferred stock as required by the provisions of EITF 03-6.

     DEFERRED COMPENSATION - During the third quarter 2004, the Company awarded, subject to restrictions, 90,000 shares of common stock to certain executives of the Company. The stock awards vest in one-third increments over a three-year period. The Company recorded deferred compensation expense in the amount of $198,000 for the fair market value of the stock on the date of the award. The deferred compensation is being amortized over the remaining vesting period. The Company amortized $66,000 of the deferred compensation expense during each of the years ended December 31, 2005 and 2004.

     STOCK BASED COMPENSATION - In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised
     2004), "Share-Based Payment" ("FAS No. 123(R)"). FAS No. 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". FAS No. 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS No. 123 will no longer be an alternative to financial statement recognition.

     In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, (Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of FAS 123(R), contains interpretive guidance related the interaction between FAS 123(R) and certain SEC rules and regulations, and also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended Rule 4-01(a) of Regulation X under the Exchange Act to defer the effective date of FAS 123(R) to the first fiscal year beginning on or after June 15, 2005.

     The Company is required to adopt FAS No. 123(R) on January 1, 2006, and will use the modified prospective transition method and apply the expense recognition provisions of FAS No. 123 to all awards granted, modified, repurchased or cancelled on or after that date, and to the unvested portions of previously issued and outstanding awards beginning on January 1, 2006. The Company believes its adoption of FAS No. 123(R) and application of SAB 107 will result in expense amount that are similar to the current pro forma disclosures under FAS No. 123.

     At December 31, 2005, the Company has three stock-based employee and director compensation plans, which are described more fully in Note 10. Through December 31, 2005, the Company accounted for stock-based compensation related to stock options issued under these plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for stock option grants to employees and directors, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and income
     (loss) per share if the Company had applied the fair value recognition provisions of FAS No. 123, as amended by FAS No. 148 and FAS No. 123(R), for the years ended December 31, 2005, 2004 and 2003:

                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             2005          2004         2003
                                          ----------   -----------   ---------
Net income (loss) applicable to common
   shareholders - as reported             $2,334,389   $(4,487,313)  $(338,508)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method            (971,944)     (193,047)    (76,437)
                                          ----------   -----------   ---------
Net income (loss) applicable to common
   shareholders - pro forma               $1,362,445   $(4,680,360)  $(414,945)
                                          ==========   ===========   =========
Income (loss) per basic common share:
   As reported                            $     0.19   $     (0.47)  $   (0.06)
                                          ==========   ===========   =========
   Pro forma                              $     0.11   $     (0.49)  $   (0.07)
                                          ==========   ===========   =========
Income (loss) per diluted common share:
   As reported                            $     0.18   $     (0.45)  $   (0.06)
                                          ==========   ===========   =========
   Pro forma                              $     0.10   $     (0.47)  $   (0.07)
                                          ==========   ===========   =========

     The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2005, 2004 and 2003: expected volatility of 50%, 58% and 107%, respectively; risk-free interest rate of 4.19%, 3.53% , and 3.50%, respectively; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

     RESEARCH AND DEVELOPMENTS COSTS - Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under FAS 86) are expensed as incurred.

     FINANCIAL INSTRUMENTS - In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140". FAS 155 eliminates the exemption from applying FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to interests in securitized financial assets. The Company will be required to adopt FAS 155 effective January 1, 2007. The Company does not expect adoption of FAS 155 will have a material impact on its financial position or results of operations.

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

     RECLASSIFICATIONS - During the third quarter of 2004, the Board of Directors of the Company approved a plan to discontinue the business of MCM and sell all of its manufacturing assets (See Note 3). The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations. Certain other 2004 and 2003 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or loss.

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

     The Company received net cash proceeds of $9,829,000 from the Private Placement, after deducting transaction expenses including the placement agent's fee. The net proceeds from the Private Placement were used by the Company principally to meet its mandatory redemption obligations related to its Series B Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), which matured on December 9, 2004 (the "Mandatory Redemption Date"), and for other business commitments and initiatives.

     The warrants issued in the Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. In addition to the warrants issued to the investors, the Company issued warrants to purchase up to 351,055 shares of common stock to the placement agent, which warrants are on the same basic terms as the warrants issued to the investors and which could also be exercised on a cashless basis. The warrants are callable by the Company commencing one year after issuance if the trading price of the common stock is at least two times the warrant exercise price for 30 consecutive trading days and certain other conditions are satisfied. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC"), covering resales of shares of common stock issued in the Private Placement or upon the exercise of the warrants.

     During the year ended December 31, 2005, the Company received $514,000 from the exercise or redemption of 160,646 of the warrants issued in the Private Placement. At December 31, 2005, 892,518 of the warrants remained outstanding. On January 19, 2006, the Company exercised its right to call the remaining outstanding warrants by requiring the exercise of all remaining outstanding and unexercised warrants on or before February 19, 2006. Through February 19, 2006, 801,517 of the warrants outstanding at December 31, 2005 had been exercised resulting in an additional $1,774,000 proceeds to the Company and the issuance of 705,000 shares of common stock of the Company.

     In addition, as a condition precedent to the closing of the Private Placement, certain holders of the Company's outstanding shares of Series B Preferred Stock converted a total of 2,500 shares of Series B Preferred Stock, including accrued and unpaid dividends thereon. The purpose of this conversion was to reduce the Company's potential preferred stock mandatory redemption liability at the Mandatory Redemption Date from approximately $10.3 million to approximately $6.6 million, a reduction of $3.7 million. Upon conversion, the converting Preferred Stockholders received 1,209,133 shares of common stock (inclusive of 55,871 additional shares of common stock ("Additional Shares") intended to compensate the converting Preferred Stockholders for dividends that they would otherwise receive on the converted preferred shares between the Private Placement closing date and the Mandatory Redemption Date) and new warrants to purchase 1,209,133 shares of common stock. The new warrants were exercisable at a strike price of $3.0571 per share of common stock and expired unexercised on June 9, 2005. The strike price of the new warrants was the same price as the conversion price of the Series B Preferred Stock. The Company included both the Additional Shares and the shares of common stock issuable upon exercise of the new warrants in the registration statement filed with the SEC in connection with the Private Placement.

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

     During the third quarter of 2004, additional holders of the Company's outstanding shares of Series B Preferred Stock converted a total of 250 shares of Series B Preferred Stock, including accrued and unpaid dividends. The conversion terms were identical to those terms offered to holders who converted their shares of Series B Preferred stock in connection with the Private Placement. Upon conversion, the converting Preferred Stockholders received 120,040 shares of common stock and new warrants to purchase 120,040 shares of common stock at a strike price of $3.0571 per share of common stock. These new warrants also expired unexercised on June 9, 2005. The Company recorded a third quarter 2004 non-cash charge in the amount of $25,000 as an additional preferred stock deemed dividend, representing the fair market value of inducement conveyed to the converting Preferred Stockholders.

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

     On December 30, 2004, the Company sold the contract manufacturing assets and business of the MCM disposal group to InstruTech Florida, LLC ("InstruTech Florida"), a newly formed wholly-owned subsidiary of InstruTech, Inc., a Colorado-based contract manufacturer of printed circuit boards and other instrumentation products. InstruTech Florida issued a promissory note in the amount of $780,000 to the Company for the assets and business acquired. In connection with the sale to InstruTech Florida, the Company provided $50,000 in the form of a bridge loan to InstruTech Florida. The Company recorded a loss during the fourth quarter of 2004 in the amount of $3,355,000 on the disposal of MCM, including a loss of $2,835,000 on the disposal of the MCM assets.

     On May 9, 2005, the Company received notice that InstruTech Florida intended to discontinue the acquired business. As a result, the Company took possession of the purchased equipment from InstruTech Florida and commenced liquidating the equipment. The Company also completed an estimate of the net recoverable value of the equipment, including the effect on the recovery of the note receivable from InstruTech Florida and amounts advanced under terms of the bridge loan. As a result, the Company recorded an additional provision for loss on the disposal of MCM (and its remaining net assets) by $300,000 during the first quarter of 2005.

     Management has updated its estimated net recovery values of MCM assets through December 31, 2005, and believes no additional loss on disposal of the discontinued assets will be required. However, the Company cannot provide any assurance of the timing and amounts that will ultimately be recovered from the liquidation of the remaining inventory and equipment, and recovery of accounts receivable.

     At December 31, 2005, all liabilities of the MCM disposal group have been paid. The remaining assets of the MCM disposal group in the aggregate amount of $192,821 at December 31, 2005, consists of the Company's best estimate of the recovery value of accounts receivable, miscellaneous production equipment and inventory.

     The assets and liabilities of the MCM disposal group at December 31, 2004, consisted of the following:

Assets:
   Accounts receivable, net         $416,370
   Inventory, net                    368,265
                                    --------
                                    $784,635
                                    ========
Liabilities:
   Capital lease terminations       $580,446
   Operating lease obligations        97,738
   Employee severance obligations    165,465
                                    --------
                                    $843,649
                                    ========

     Revenues of the MCM disposal group for the years ended December 31, 2004 and 2003 were $3,976,000 and $2,369,000, respectively. Operations of the MCM disposal group had previously been included in the Company's Metretek Florida operating segment.

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

     In connection with the Private Placement (see Note 2), a total of 2,750 shares of the Series B Preferred Stock were converted to common stock during 2004. The remaining 4,250 shares of Series B Preferred Stock were redeemable on December 9, 2004 at a liquidation preference of $1,000 per share plus accrued and unpaid dividends at an annual rate of 8%. The total redemption obligation of the 4,250 Series B Preferred Stock shares at December 9, 2004 was $6,239,000. During the year ended December 31, 2004, the Company fully retired 3,641 of the preferred stock shares at a total redemption value of $5,345,000. During the year ended December 31, 2005, the Company retired an additional 333 shares of the preferred stock at a redemption value of $489,000. At December 31, 2005, the Company's redemption obligation on the remaining 276 preferred stock shares is $405,000. The Company expects to retire the remaining preferred stock shares during 2006 as the holders of the remaining preferred shares present such shares to the Company for redemption.

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

6.   DEBT

     The balance of notes payable at December 31, 2005 and 2004 consists of the following:

                                            2005          2004
                                        -----------   -----------
Lines of credit                         $ 1,314,200   $ 2,621,281
Term loans:
   Settlement note payable                1,687,500     2,437,500
   Equipment and project loans            1,210,604     1,138,203
   Investment loan                          629,505       824,171
   Mortgage loan                                 --       225,898
                                        -----------   -----------
Total notes payable                       4,841,809     7,247,053
                                        -----------   -----------
Less current maturities:
   Settlement note payable                 (750,000)     (750,000)
   Equipment and project loans             (300,453)     (225,027)
   Investment loan                         (197,833)     (187,769)
   Mortgage loan                                 --        (9,192)
                                        -----------   -----------
Current maturities of notes payable      (1,248,286)   (1,171,988)
                                        -----------   -----------
Long-term maturities of notes payable   $ 3,593,523   $ 6,075,065
                                        ===========   ===========

     LINES OF CREDIT - On September 2, 2005, the Company, along with Southern Flow, PowerSecure and Metretek Florida, entered into a Credit Agreement (the "Credit Agreement") with First National Bank of Colorado (the "FNBC"), providing for a $4.5 million revolving credit facility (the "Credit Facility"). Southern Flow and PowerSecure are the borrowers under the Credit Facility. Amounts borrowed under the Credit Facility bear interest at a rate of prime plus one and a half percent (prime + 1.50%) (7.75% at December 31, 2005). The Credit Facility matures on September 1, 2007. The Credit Facility refinanced the Company's existing credit facility with Wells Fargo Business Credit, Inc. ("Wells Fargo"). The Credit Facility is expected to be used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida.

     The Credit Facility is structured in two parts: a $2.5 million facility for PowerSecure (the "PowerSecure Facility") and a $2.0 million facility for Southern Flow (the "Southern Flow Facility"). Borrowings under the PowerSecure Facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure's eligible accounts receivable, plus 25% of the sum of PowerSecure's unbilled accounts receivable less the amount of PowerSecure's unearned revenues or advanced billings on contracts, plus 25% of PowerSecure's inventory. Borrowings under the Southern Flow Facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow's eligible accounts receivable, plus 20% of Southern Flow's inventory, plus 70% of Metretek Florida's eligible accounts receivable. As of December 31, 2005, the aggregate borrowing base under the Credit Facility was $4,500,000, of which $1,314,000 had been borrowed, leaving $3,186,000 in unused Credit Facility availability.

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

     TERM LOANS - In connection with the settlement of the class action litigation more fully described in Note 8, the Company issued a term note payable in the amount of $3.0 million (the "Settlement Note"). The Settlement Note bears interest at the rate of prime plus three percent (8.25% at December 31, 2005) is payable in 16 quarterly installments, each of $187,500 principal plus accrued interest. The Settlement Note is guaranteed by all of the Company's subsidiaries. The Company commenced payments on the Settlement Note on June 30, 2004. At December 31, 2005 and 2004, the principal balance due on the Settlement Note was $1,687,500 and $2,437,500, respectively.

     During the first quarter of 2004, the Company acquired additional equity interests in MGT's unconsolidated affiliate, which acquisition was financed through a $961,000 term loan from a commercial bank to CAC LLC (the "Investment Loan"). The Investment Loan is collateralized by CAC LLC's and MGT's collective interests in MM 1995-2, and the Company has provided a guaranty of $625,000 of the loan. The Investment Loan provides for 60 monthly payments of principal and interest (at a rate of 5.08%). Cash distributions from MM 1995-2 to CAC LLC have been used to fund the monthly payments on the Investment Loan. At December 31, 2005 and 2004, the principal balance due on the Investment Loan was $629,505 and $824,171, respectively.

     PowerSecure currently has three shared savings project loans outstanding to Caterpillar Financial Services Corporation ("Caterpillar") at December 31, 2005. PowerSecure had two shared savings project loans outstanding to Caterpillar at December 31, 2004. The project loans are collateralized by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provide for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. Monthly payments on the project loans are being funded through payments from customers utilizing the distributed generation equipment on their sites. At December 31, 2005 and 2004, the principal balance due on the Caterpillar project loans was $1,200,133 and $1,120,069, respectively.

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

     The line of credit expires on April 30, 2006 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The line of credit is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. At December 31, 2005, PowerSecure had $3.8 million available for additional equipment purchases under the Caterpillar line of credit.

     During 2003, PowerSecure financed the acquisition of certain construction equipment with proceeds of a loan from Caterpillar Financial Services Corporation (the "PowerSecure Equipment Loan"). The PowerSecure Equipment Loan is collateralized by the equipment purchased from Caterpillar. Amounts borrowed under the PowerSecure Equipment Loan bear interest at 3.2%. The term of the PowerSecure Equipment Loan is 48 months and monthly principal and interest payments in the amount of $671 commenced May 1, 2003. At December 31, 2005 and 2004, the principal balance due on the PowerSecure Equipment Loan was $10,471 and $18,134, respectively.

     In December 2001, Southern Flow entered into a $250,000 loan agreement (the "Mortgage Loan") with a mortgage lender, which was modified in April 2003. On December 20, 2005, the outstanding balance on the Mortgage Loan in the amount of $216,706 was paid to the mortgage lender and the Mortgage Loan was extinguished. There was no gain or loss on the early extinguishment of the Mortgage Loan. Prior to its extinguishment, the Mortgage Loan was collateralized by land and a building owned by Southern Flow in Dallas, Texas; it bore interest at 9%; it required monthly principal and interest installment payments in the amount of $2,429; and it was due and payable on November 1, 2007. At December 31, 2004, the principal balance due on the Mortgage Loan was $225,898.

     Aggregate annual maturities of long-term debt for the years 2006 to 2010 are $1,248,000, $2,588,000, $746,000, $231,000, and $29,000, respectively.

7.   CAPITAL LEASE OBLIGATIONS

     Capital lease obligations at December 31, 2005 and 2004 consist of an equipment lease at Metretek Technologies payable in monthly installments, including interest, at 11.13%. The scheduled annual payments on the Metretek Technologies capital lease obligation are as follows:

     YEAR ENDING DECEMBER 31:

     2006                                            $4,480
     2007                                             3,360
                                                     ------
     Total minimum lease payments                     7,840
     Less: Interest included in the lease payments      746
                                                     ------
     Present value of minimum lease payments         $7,094
                                                     ======

8.   COMMITMENTS AND CONTINGENCIES

     CLASS ACTION AND RELATED LITIGATION - In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee.

     A settlement to fully resolve all claims by the class against the Company and its affiliates was submitted and granted final approval by the district court on June 11, 2004. The loss that occurred as a result of the class action and settlement was recorded by the Company in the fourth quarter of 2002.

     The Company is vigorously pursuing cross-claims and third party claims ("Other Party Claims"), including claims against the prior owners of the assets and against attorneys, consultants and a brokerage firm (the "Other Parties") involved in the transactions underlying the claims in the Class Action, seeking recovery of damages and contribution, among other things, from the Other Parties. Some of the Other Parties have asserted counterclaims against the Company, which the Company is aggressively defending and believes are without merit. Out of any net recovery from the resolution of any of these claims, which is calculated by deducting the Company's litigation expenses and any counterclaims against us that result in a recovery by Other Parties related to the Other Parties' liability to the Class (but is calculated without deducting any other counterclaims successfully asserted against us by the Other Parties), 50% would be allocated to offset our obligations under the Settlement Note, and the remaining 50% would be allocated to additional settlement funds. The Company cannot provide any assurance that it will be successful on any of these Other Party Claims or the Other Party counterclaims or, even if successful, on the amount, if any, or the timing of any recovery from any of these claims.

     A trial on all remaining claims is currently set for August 2007. The Company cannot provide any assurance that it will be successful on any of the remaining claims by or against the prior owners of the assets or the Other Parties or, even if successful, on the amount, if any, or the timing of any recovery from any of these claims.

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

     OTHER MATTERS - (Unaudited) During the first quarter 2006, the Company received a letter from the Market Regulation Department of the NASD, on behalf of the American Stock Exchange, advising that it is conducting a review of trading activity in the Company's common stock from November 2005 until the present. The NASD has requested various documents and information in connection with the Company's announcements, contracts and orders during that time period. Management of the Company is cooperating fully with this review and is providing to the NASD the documentation that confirms all such contracts and orders supporting the Company's announcements. The NASD letter states that its inquiry should not be construed as an indication that the NASD has determined that any violations of American Stock Exchange rules or federal securities laws have occurred, or a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. While the Company believes it has complied with all applicable laws, rules and regulations in the reviewed activity, the Company cannot provide any assurance of the outcome of this inquiry.

     From time to time, the Company hires employees that are subject to restrictive covenants, such as non-competition agreements with their former employers. The Company complies, and requires our employees to comply, with the terms of all known restrictive covenants. However, the Company has in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants. While the Company does not believe any pending claims have merit, the Company cannot provide any assurance of the outcome of these claims.

     OPERATING LEASES - The Company leases business facilities and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2005, 2004 and 2003 totaled $1,183,102, $1,048,892 and $1,327,828, respectively. Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

     YEAR ENDING DECEMBER 31:

                        2006                  $  699,024
                        2007                     683,391
                        2008                     513,265
                        2009                     409,344
                        2010 and thereafter    1,968,864
                                              ----------
                        Total                 $4,273,888
                                              ==========

     EMPLOYEE BENEFIT PLAN - The Company has adopted a defined contribution savings and investment plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant's eligible compensation. The Company's 401(k) Plan expense for the years ended December 31, 2005, 2004 and 2003 was $221,576, $216,114 and $188,336, respectively.

     EMPLOYMENT AGREEMENTS - The Company has employment agreements with its executive officers and with other key employees which provide for base salary, incentive compensation, "change-in-control" provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.

9.   INCOME TAXES

     Income tax expense included in the consolidated statements of operations represents state income taxes in various state jurisdictions in which the Company has taxable activities. The Company's income tax (provision) benefit is summarized as follows:

                                2005         2004         2003
                            -----------   ---------   -----------
Current:
   Federal                  $        --   $      --   $        --
   State                        (46,000)    (48,000)      (57,000)
                            -----------   ---------   -----------
   Total current                (46,000)    (48,000)      (57,000)
                            -----------   ---------   -----------
Deferred:
   Federal                           --          --            --
   State                             --          --            --
                            -----------   ---------   -----------
   Total deferred                    --          --            --
                            -----------   ---------   -----------

Total (provision) benefit   $   (46,000)  $ (48,000)  $   (57,000)
                            ===========   =========   ===========

     No federal income tax expense or benefit has been recognized during the years ended December 31, 2005, 2004 and 2003 because of net operating losses incurred and because a valuation allowance has been provided for 100% of the net deferred tax assets at December 31, 2005 and 2004.

     Total income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. Following is a table reconciling such differences:

                                                 2005       2004      2003
                                                -----      -----     -----
Federal statutory rate                            34.0%      34.0%     34.0%
Increases (decreases) in tax from:
   State income taxes, net of federal benefit      1.7%       2.9%      3.0%
   Valuation allowance                           -34.0%     -34.0%    -34.0%
                                                ------     ------    ------
Total effective income tax rate from
   continuing operations                           1.7%       2.9%      3.0%
                                                ======     ======    ======

     The components of the Company's federal and state deferred tax assets and liabilities at December 31, 2005 and 2004 are shown below:

                                                          2005           2004
                                                     ------------   ------------
Deferred tax assets:
   Net operating loss carryforwards                  $ 18,810,000   $ 19,672,000
   Tax credit carryforwards                                45,000         45,000
   Allowance for bad debts                                 37,000        289,000
   Lease termination costs                                               264,000
                                                     ------------   ------------
      Total deferred tax assets                        18,892,000     20,270,000
                                                     ------------   ------------
Deferred tax liabilities:
   Differences between book and tax basis of
      property and equipment and intangible assets      2,659,000      1,637,000
   Other                                                   74,000        154,000
                                                     ------------   ------------
      Total deferred tax liabilities                    2,733,000      1,791,000
                                                     ------------   ------------
Net deferred tax asset                                 16,159,000     18,479,000
Valuation allowance                                   (16,159,000)   (18,479,000)
                                                     ------------   ------------
Total                                                $          0   $          0
                                                     ============   ============

     Because of the Company's history of losses, management believes that based on all available evidence, it is more likely than not that the net deferred tax assets will not be fully realized. Further, because the Company has only recently been profitable and future profitability is not certain, management has recorded a valuation allowance for 100% of the net deferred tax asset at December 31, 2005 and 2004.

     At December 31, 2005, the Company had unused federal net operating losses to carry forward against future years' taxable income of approximately $48,229,000 and various state carryforwards that expire in various amounts from 2006 to 2017. At December 31, 2005, the Company also had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards expiring in various amounts from 2006 to 2008.

10.  CAPITAL STOCK

     MINORITY INTEREST - The Company, through MGT, owns a 73.75% interest in CAC LLC. CAC LLC was formed in January 2004 to acquire additional interests in the Company's unconsolidated affiliate, MM 1995-2. The minority shareholder's interest in the income of CAC LLC at for the years ended December 31, 2005 and 2004 was $210,875 and $145,071, respectively, and is included in minority interest in the accompanying consolidated financial statements. Distributions to CAC LLC's minority interest shareholder during the years ended December 31, 2005 and 2004 were $130,912 and $55,701, respectively.

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

     In March 1998, the Board of Directors of the Company adopted the Metretek Technologies, Inc. 1998 Stock Incentive Plan (the "1998 Stock Plan"), which was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Plan authorizes the Board of Directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for shares of the Company's common stock. The 1998 Stock Plan replaced the Company's 1991 Stock Plan and Directors' Stock Plan (the "Prior Plans"), and no new awards have been made under the Prior Plans since the 1998 Stock Plan was adopted, although options outstanding under the Company's Prior Plans remain in effect under these terms. On February 3, 2000, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan from 250,000 to 750,000 shares of common stock. On June 11, 2001, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan to a total of 1,750,000 shares of common stock of the Company. On June 14, 2004, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan to a total of 2,750,000 shares of common stock of the Company. The following table summarizes the Company's stock option activity since January 1, 2003:

                            1998 STOCK         DIRECTORS STOCK        1991 STOCK
                          INCENTIVE PLAN         OPTION PLAN          OPTION PLAN
                       --------------------   -----------------   ------------------
                                   WEIGHTED            WEIGHTED             WEIGHTED
                         NUMBER     AVERAGE   NUMBER    AVERAGE    NUMBER    AVERAGE
                           OF       OPTION      OF      OPTION       OF      OPTION
                         SHARES      PRICE    SHARES     PRICE     SHARES     PRICE
                       ---------   --------   ------   --------   -------   --------
Outstanding at
   January 1, 2003     1,518,681     $2.03    37,500     $2.00    167,409     $2.00

Granted                  271,500      1.54
Expired                 (131,165)     1.97    (7,500)     2.00    (44,000)     2.00
                       ---------              ------              -------
Outstanding at
   December 31, 2003   1,659,016      1.96    30,000      2.00    123,409      2.00

Granted                  389,500      3.11
Exercised               (240,332)     1.52    (7,500)     2.00    (15,719)     2.00
Expired                  (11,334)     6.53    (7,500)     2.00     (2,188)     2.00
Forfeited                (21,000)     2.26
                       ---------              ------              -------
Outstanding at
   December 31, 2004   1,775,850      2.24    15,000      2.00    105,502      2.00

Granted                  649,333      4.71
Exercised               (234,333)     1.66    (2,500)     2.00     (1,375)     2.00
Expired                   (7,500)     4.93    (7,500)     2.00
Forfeited                 (3,334)     2.13
                       ---------              ------              -------
Outstanding at
   December 31, 2005   2,180,016     $3.03     5,000     $2.00    104,127     $2.00
                       =========              ======              =======
Exercisable at
   December 31:
   2005                1,761,072     $2.88     5,000     $2.00    104,127     $2.00
                       =========              ======              =======
   2004                1,432,434     $2.09    15,000     $2.00    105,502     $2.00
                       =========              ======              =======
   2003                1,529,183     $1.99    30,000     $2.00    123,409     $2.00
                       =========              ======              =======

     The weighted average grant date fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $2.07, $1.03 and $0.42 per share, respectively. The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants during the years ended December 31, 2005, 2004 and 2003: expected volatility of 50%, 58% and 107%, respectively; risk-free interest rate of 4.19%, 3.53% and 3.50%, respectively; dividend rate of 0% annually; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

     During the year ended December 31, 2005, incentive stock options to purchase 616,000 shares of common stock were granted to employees and non-qualified stock options to purchase 33,333 shares of common stock were granted to non-employee directors of the Company. During the year ended December 31, 2004, incentive stock options to purchase 382,000 shares of common stock were granted to employees and non-qualified stock options to purchase 7,500 shares of common stock were granted to non-employee directors of the Company. During the year ended December 31, 2003, incentive stock options to purchase 264,000 shares of common stock were granted to employees and non-qualified stock options to purchase 7,500 shares of common stock were granted to non-employee directors of the Company. The following table summarizes information about all of the Company's stock options outstanding at December 31, 2005:

    RANGE OF      NUMBER OF   WEIGHTED AVERAGE      WEIGHTED AVERAGE
EXERCISE PRICES     SHARES     EXERCISE PRICE    REMAINING LIFE (YEARS)
---------------   ---------   ----------------   ----------------------
$ 0.46 to $1.74   1,014,500         $1.49                 5.18
$ 1.75 to $2.99     165,625          2.19                 3.62
$ 3.00 to $4.49     693,000          3.31                 8.66
$ 4.50 to $5.99     115,672          5.06                 5.33
$6.00 to $17.38     300,346          6.85                 8.69
---------------   ---------         -----                 ----
$ 0.46 - $17.38   2,289,143         $2.98                 6.59
===============   =========         =====                 ====

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

     The operations of the Company's distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure's distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2005, the majority of PowerSecure's revenues have been generated from sales of distributed generation systems on a "turn-key" basis, where the customer purchases the systems from PowerSecure. During the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering, Inc. and PowerServices, Inc., to its operating segment and in February 2006, it announced a third addition to its operations, EnergyLite, Inc. PowerServices provides rate analysis and other similar consulting services to PowerSecure's utility, commercial and industrial customers. Utility Engineering provides fee-based, technical engineering services to PowerSecure's utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Each business unit operates in a distinct market with distinct technical disciplines, but each business unit share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units will be included within PowerSecure's segment results in future periods.

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

                    SUMMARIZED SEGMENT FINANCIAL INFORMATION
                       (all amounts reported in thousands)

                                   2005      2004      2003
                                 -------   -------   -------
REVENUES:
   Southern Flow                 $13,307   $12,759   $11,805
   PowerSecure                    30,200    18,630    17,122
   Metretek Florida                3,242     3,312     7,405
   Other                             504       476       142
                                 -------   -------   -------
      Total                      $47,253   $35,177   $36,474
                                 =======   =======   =======
SEGMENT PROFIT (LOSS):
   Southern Flow                 $ 1,824   $ 1,940   $ 1,619
   PowerSecure                     2,639     1,342     1,574
   Metretek Florida                 (488)     (247)      709
   Other                          (2,774)   (2,428)   (2,247)
                                 -------   -------   -------
      Total                      $ 1,201   $   607   $ 1,655
                                 =======   =======   =======
CAPITAL EXPENDITURES:
   Southern Flow                 $   131   $   163   $   103
   PowerSecure                     1,107     1,967       124
   Metretek Florida                   87       144        65
   Other                               5         3         4
                                 -------   -------   -------
      Total                      $ 1,330   $ 2,277   $   296
                                 =======   =======   =======
DEPRECIATION AND AMORTIZATION:
   Southern Flow                 $   130   $   127   $   129
   PowerSecure                       273       130        66
   Metretek Florida                  132       289       298
   Other                              29        33        22
                                 -------   -------   -------
      Total                      $   564   $   579   $   515
                                 =======   =======   =======
TOTAL ASSETS:
   Southern Flow                 $10,182   $ 9,589   $ 9,339
   PowerSecure                    16,644    12,836     5,701
   Metretek Florida                3,663     5,262     7,098
   Other                           2,830     2,524     1,189
                                 -------   -------   -------
      Total                      $33,319   $30,211   $23,327
                                 =======   =======   =======

     The following table presents revenues by geographic area based on the location of the use of the product or service:

                    2005          2004          2003
                -----------   -----------   -----------
United States   $46,548,607   $34,362,625   $35,335,902
Canada              258,671       388,068       627,564
Europe              290,989       338,301       376,090
South America       117,563        60,262        44,980
Asia                               10,865
Other                36,722        16,802        89,200
                -----------   -----------   -----------
Total           $47,252,552   $35,176,923   $36,473,736
                ===========   ===========   ===========

12.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

     Summarized quarterly consolidated financial information (unaudited) for the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                               QUARTER
                                                ------------------------------------
                     2005                        FIRST    SECOND    THIRD     FOURTH
                     ----                       ------   -------   -------   -------
Total revenues                                  $7,811   $14,036   $10,177   $15,229
Operating income (loss)                           (451)      615      (195)    1,232
Equity income                                      557       365       419       349
Minority interest                                  (71)      (46)      (52)      (42)
Income taxes                                       (13)       --        (3)      (30)
Income from continuing operations                   22       934       169     1,509
Loss on discontinued operations                   (300)       --        --        --
Net income (loss)                               $ (278)  $   934   $   169   $ 1,509
Basic earnings (loss) per common share:
   Income from continuing operations            $   --   $  0.08   $  0.01   $  0.12
   Loss from discontinued operations             (0.02)       --        --        --
                                                ------   -------   -------   -------
   Basic earnings (loss) per common share       $(0.02)  $  0.08   $  0.01   $  0.12
                                                ======   =======   =======   =======
Diluted earnings (loss) per common share:
   Income from continuing operations            $   --   $  0.07   $  0.01   $  0.11
   Loss from discontinued operations             (0.02)       --        --        --
                                                ------   -------   -------   -------
   Diluted earnings (loss)  per common share    $(0.02)  $  0.07   $  0.01   $  0.11
                                                ======   =======   =======   =======

                                                              QUARTER
                                                ----------------------------------
                     2004                        FIRST   SECOND    THIRD    FOURTH
                     ----                       ------   ------   -------   ------
Total revenues                                  $8,415   $8,372   $ 9,181   $9,208
Operating income (loss)                             58      174       (33)     407
Equity income                                      368      253       270      364
Minority interest                                  (74)     (67)      (60)     (37)
Income taxes                                       (12)     (12)      (12)     (12)
Income from continuing operations                  340      348       165      722
Loss on discontinued operations                   (335)    (305)   (3,870)    (309)
Net income (loss)                               $    5   $   43   $(3,705)  $  413
Basic earnings (loss) per common share (1):
   Income from continuing operations            $ 0.01   $(0.04)  $    --   $ 0.05
   Loss from discontinued operations             (0.05)   (0.03)    (0.35)   (0.03)
                                                ------   ------   -------   ------
   Basic earnings (loss) per common share       $(0.04)  $(0.07)  $ (0.35)  $ 0.02
                                                ======   ======   =======   ======
Diluted earnings (loss) per common share (1):
   Income from continuing operations            $ 0.01   $(0.04)  $    --   $ 0.05
   Loss from discontinued operations             (0.05)   (0.03)    (0.35)   (0.03)
                                                ------   ------   -------   ------
   Diluted earnings (loss) per common share     $(0.04)  $(0.07)  $ (0.35)  $ 0.02
                                                ======   ======   =======   ======

(1) Per share amounts for all 2004 quarters presented include the effects of preferred stock deemed distributions. Per share amounts for all 2004 quarters except for the fourth quarter 2004 include the effects of allocation of earnings, if applicable, to participating preferred stock as required by the provisions of EITF 03-06. The preferred stock deemed distribution for the second and third quarters of 2004 includes charges of $593,000 in the aggregate which represents the estimated fair market value of inducement conveyed to preferred stockholders who converted their shares to common stock in connection with the Company's private placement in the second quarter of 2004.

                                    * * * * *

                                                                     SCHEDULE II

                           METRETEK TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                   ADDITIONS:
                                      BALANCE AT   CHARGED TO                 BALANCE AT
                                       BEGINNING    OPERATING   DEDUCTIONS:     END OF
DESCRIPTION                            OF PERIOD    EXPENSES    WRITE-OFFS      PERIOD
-----------                           ----------   ----------   -----------   ----------
Allowance for doubtful accounts:
   Year ended December 31, 2005....     $  741       $   12     $  (658)(1)     $   95
   Year ended December 31, 2004....        201          892        (352)(1)        741
   Year ended December 31, 2003....        281           54        (134)(1)        201

Inventory reserve:
   Year ended December 31, 2005....     $1,548       $  161     $(1,543)(2)     $  166
   Year ended December 31, 2004....        288        1,614        (354)(2)      1,548
   Year ended December 31, 2003....        395          152        (259)(2)        288

----------
(1)  Represents amounts written off as uncollectible, less recoveries.

(2)  Represents amounts written off against reserve, less recoveries.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      G-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004                 G-3

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
   DECEMBER 31, 2005, 2004 AND 2003                                          G-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
   DECEMBER 31, 2005, 2004 AND 2003                                          G-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 31, 2005, 2004 AND 2003                                          G-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   G-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees
Marcum Midstream 1995-2 Business Trust
Denver, CO

We have audited the accompanying consolidated balance sheets of Marcum Midstream 1995-2 Business Trust and subsidiary (the "Trust") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcum Midstream 1995-2 Business Trust and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado
February 6, 2006

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                                                  2005         2004
                                                               ----------   ----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $  734,040   $  617,815
   Trade receivables (net of allowance for doubtful accounts
      $9,777 and $9,777, respectively)                          1,439,182    1,148,872
                                                               ----------   ----------
      Total current assets                                      2,173,222    1,766,687
                                                               ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Wells and storage tanks                                      6,008,642    5,141,545
   Equipment                                                    2,496,013    2,077,762
   Land and improvements                                        1,483,892    1,149,060
                                                               ----------   ----------
      Total                                                     9,988,547    8,368,367
   Less accumulated depletion and depreciation                  3,808,457    3,209,994
                                                               ----------   ----------
      Property, plant and equipment, net                        6,180,090    5,158,373
                                                               ----------   ----------
OTHER ASSETS:
   Deferred loan charges (net of accumulated amortization
      of $21,439 and $16,788, respectively)                         4,263        4,037
   Intangible assets (net of accumulated amortization
      of $8,834 and $7,500, respectively)                          11,166       12,500
                                                               ----------   ----------
      Total other assets                                           15,429       16,537
                                                               ----------   ----------
TOTAL                                                          $8,368,741   $6,941,597
                                                               ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  530,713   $  105,373
   Administration fee                                               4,708        4,708
   Management fee                                                  54,980       80,371
   Operator fee                                                     8,528        6,444
   Note payable (Note 3)                                          540,862      601,002
   Accrued expenses                                                12,115       14,898
                                                               ----------   ----------
      Total current liabilities                                 1,151,906      812,796
                                                               ----------   ----------
LONG-TERM NOTE PAYABLE (Note 3)                                   912,799      419,559

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY                                            6,304,036    5,709,242
                                                               ----------   ----------
TOTAL                                                          $8,368,741   $6,941,597
                                                               ==========   ==========

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                 2005         2004         2003
                                             -----------   ----------   ----------
REVENUE:
   Disposal fees and mineral product sales   $10,239,782   $7,202,537   $5,285,104
   Interest and other                             23,303        6,111       26,718
                                             -----------   ----------   ----------
      Total revenue                           10,263,085    7,208,648    5,311,822
                                             -----------   ----------   ----------

COSTS AND EXPENSES:
   Cost of operations                          2,778,138    1,899,622    1,587,581
   Depreciation and amortization                 601,020      455,836      386,921
   Well development costs                        360,096
   General and administrative costs              391,799      354,590       45,409
   Administration fee                             56,500       56,500       56,500
   Management fee                                511,989      360,127      214,255
   Operator fee                                  102,332       77,332       77,332
   Interest and finance charges                   66,417       95,241      112,901
                                             -----------   ----------   ----------
      Total costs and expenses                 4,868,291    3,299,248    2,480,899
                                             -----------   ----------   ----------
NET INCOME                                   $ 5,394,794   $3,909,400   $2,830,923
                                             ===========   ==========   ==========

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                              PERFORMANCE     PREFERRED
                                             SHAREHOLDERS   SHAREHOLDERS      TOTAL
                                             ------------   ------------   -----------
BALANCE, JANUARY 1, 2003                     $ 1,787,477    $ 1,731,442    $ 3,518,919

Cash distributions paid or payable              (825,000)      (825,000)    (1,650,000)

Payment of deferred distributions (Note 6)      (300,000)                     (300,000)

Net income                                     1,608,923      1,222,000      2,830,923
                                             -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                     2,271,400      2,128,442      4,399,842

Cash distributions paid                       (1,050,000)    (1,550,000)    (2,600,000)

Net income                                     1,933,497      1,975,903      3,909,400

Conversion of 100 performance shares
   into 113 preferred shares                  (3,154,897)     3,154,897
                                             -----------    -----------    -----------

BALANCE, DECEMBER 31, 2004                                    5,709,242      5,709,242

Cash distributions paid                                      (4,800,000)    (4,800,000)

Net income                                                    5,394,794      5,394,794
                                             -----------    -----------    -----------

BALANCE, DECEMBER 31, 2005                   $              $ 6,304,036    $ 6,304,036
                                             ===========    ===========    ===========

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                      2005          2004          2003
                                                                  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $ 5,394,794   $ 3,909,400   $ 2,830,923
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                   601,020       455,836       386,921
      Changes in other assets and liabilities:
         Trade receivables, net                                      (290,310)     (241,837)     (159,380)
         Accounts payable                                             425,340         2,241       (19,578)
         Administration fee                                                --        (9,417)           --
         Management fee                                               (25,391)       (1,046)       47,441
         Operator fee                                                   2,084       (12,889)           --
         Accrued expenses                                              (2,783)        5,934         2,387
         Prepaid expenses and other                                     7,206         5,931         8,391
                                                                  -----------   -----------   -----------
            Net cash provided by operating activities               6,111,960     4,114,153     3,097,105
                                                                  -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                            --            --         2,650
   Asset acquisitions and development                              (1,231,640)     (589,047)           --
   Other capital expenditures                                        (397,195)     (341,930)     (219,847)
                                                                  -----------   -----------   -----------
            Net cash used in investing activities                  (1,628,835)     (930,977)     (217,197)
                                                                  -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                       1,004,658            --            --
   Payments on note payable                                          (571,558)     (568,628)     (537,997)
   Distributions to preferred shareholders                         (4,800,000)   (1,550,000)     (825,000)
   Distributions paid or payable to performance shareholders                     (1,050,000)     (825,000)
   Deferred performance shareholder distributions                          --            --      (300,000)
                                                                  -----------   -----------   -----------

            Net cash provided by (used in) financing activities    (4,366,900)   (3,168,628)   (2,487,997)
                                                                  -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  116,225        14,548       391,911
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        617,815       603,267       211,356
                                                                  -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   734,040   $   617,815   $   603,267
                                                                  ===========   ===========   ===========

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - The accompanying consolidated financial statements includes the accounts of Marcum Midstream 1995-2 Business Trust and its wholly-owned subsidiary, Marcum Midstream 1995-2 EC Holding, LLC ("MM95-2 EC Holding"), collectively referred to as the "Trust". The Trust commenced operations on February 8, 1996. The Trust owns and operates five oil field production water disposal facilities located in northeastern Colorado. MM95-2 EC Holding was formed by the Trust in July 2002 for the purpose of acquiring additional operating assets.

     Marcum Gas Transmission, Inc. ("MGT"), a wholly-owned subsidiary of Metretek Technologies, Inc., is the managing trustee of the Trust, and Conquest Oil Company ("Conquest") operates certain Trust assets under an operating agreement with the Trust. Collectively, MGT and Conquest or their affiliates own 138.3, or 61.2%, of the 226 outstanding preferred shares of the Trust at December 31, 2005.

     In November 2004, all of the performance shares outstanding, including those held by MGT and Conquest or their affiliates, were converted to preferred shares of the Trust at an exchange ratio of 1.13 preferred share for each performance share. After the conversion, there are no longer any performance shares outstanding.

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

     STATEMENTS OF CASH FLOWS - The Trust considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. Supplemental statement of cash flow information is as follows:

                                        2005       2004        2003
                                      -------   ----------   --------
Cash paid for interest                $61,939   $   73,880   $104,510
Non-cash transaction --
   Conversion of performance shares
   to preferred shares of the Trust   $    --   $3,154,897   $     --

     RECEIVABLES AND CREDIT POLICIES - Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. The Trust reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. The majority of the Trust operating assets are depreciated based upon a units-of-production method while equipment and land improvements are depreciated on the straight-line basis over estimated useful lives ranging from 5 to 15 years. Management has evaluated future asset retirement obligations and has concluded that estimated asset retirement obligations of the Trust are not material.

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

     MAJOR CUSTOMERS - Three customers have historically generated the majority of the Trust's disposal fee revenues. In addition, revenues from mineral product sales are currently generated from purchases by one customer, however management believes other customers would purchase such products at substantially the same volumes and at prevailing market prices in the event the current customer discontinued purchasing from the Trust.

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

                             Intangibles   $395,600
                             Equipment      104,400
                                           --------
                                           $500,000
                                           ========

     Subsequent to the acquisition and through December 31, 2005, the Trust incurred $103,000 in renovation costs to enhance the operating efficiency of the assets in anticipation of future growth in customer demand.

3.   NOTE PAYABLE

     In connection with the Trust's acquisition of certain operating assets in the third quarter of 2002, the Trust, through MM95-2 EC Holding, entered into a Term Loan Agreement (the "Loan Agreement") with Wells Fargo Bank West, National Association (the "Lender") for a $2,300,000 note payable. The Loan Agreement provided for monthly principal and interest payments on the note to the Lender in the amount of $53,542 through the maturity date, August 22, 2006.

     In August 2005, the Trust and the Lender amended the Loan Agreement to borrow an additional $1,005,000; to extend the term of the Loan Agreement to August 22, 2008; and to reduce the scheduled principal and interest payments on the note to $50,660 per month. Proceeds from the additional borrowings were used by the Trust to develop backup capacity through the development of a fifth facility and enhance operations at two of its existing sites.

     Interest accrues on the unpaid balance of the note at a fixed annual rate of 5.55% per year. The Loan Agreement contains various financial and other affirmative and negative covenants and the note is collateralized by a first priority interest in virtually all of the assets acquired. Fees incurred in connection with obtaining the Loan Agreement and subsequent amendment in the amount of $25,702 have been deferred and are being amortized over the term of the Loan Agreement. The obligations contained in the Loan Agreement have been guaranteed by the Trust. At December 31, 2005, scheduled principal payments on the note payable over the remaining term of the note are as follows:

                             Years Ended
                             December 31,
                             ------------
                             2006       $  540,862
                             2007          571,656
                             2008          341,143
                                        ----------
                                        $1,453,661
                                        ==========

4.   COMMITMENTS AND CONTINGENCIES

     In December 2002, after the Trust completed an acquisition of certain operating assets, the Trust discovered certain contamination of the soils under the site. Shortly thereafter, the Trust filed a complaint against the seller in Colorado State District Court, for enforcement of seller indemnifications in the asset purchase agreement. The Trust engaged an environmental engineering firm to evaluate the extent of the contamination, and that firm concluded that approximately 1% of the property area had been contaminated. The environmental firm developed, and with their assistance the Trust commenced, a remediation plan that the firm advised should bring the assets back into compliance with applicable environmental requirements. The seller posted a letter of credit with his bank in favor of the Trust in the amount of the expected remediation costs plus the Trust's legal costs.

     In August of 2004, under the direction of the environmental engineering firm, the remediation plan was revised to facilitate what was believed to be a more timely and final solution. This plan was implemented and the Trust accepted from the seller full reimbursement for the remediation at which time the Trust withdrew its legal action against the seller.

     In early 2005, the Trust began a planned upgrade to various components of another of its operating facilities. As the improvement project began, soils under the facility were found to be contaminated. The environmental firm used in the above remediation was engaged to direct the Trust on the appropriate course to return the soils to a level in compliance within regulatory limits. Recent results of samples from two of the monitoring wells on the remediation sites indicate that ongoing sampling and further vacuum extraction will likely be required over the intermediate term.

     The Trust, at its expense, has and will continue a soil vapor extraction process implemented by the environmental engineering firm overseeing the continuing remediation work at both of the affected sites. Trust management believes the contamination can be successfully abated by the end of 2007 with no material adverse effects to the financial position or results of operations of the Trust. However, the nature of environmental contamination matters is inherently uncertain, and Trust management cannot provide any guarantee or assurance that all environmental contamination has been identified, or that the continuing remediation efforts will be successful. Additional contamination, either currently undetected or undetectable or arising in the future, could later be discovered.

5.   TRUST GENERAL AND ADMINISTRATIVE COSTS

     During the year ended December 31, 2004, the shareholders of the Trust approved an Amended and Restated Declaration of Trust. The Amended and Restated Declaration of Trust authorized certain changes to fees relating to operations of the Trust. Pursuant to the Declaration of Trust and the Amended and Restated Declaration of Trust, the Trust incurred $218,000 and $202,000 of Active Trustee and Trust Officer consulting and retainer fees and compensation, and personal debt guarantee fees paid to MGT, Conquest, or their affiliates during the years ended December 31, 2005 and 2004, respectively. Also, during the year ended December 31, 2005, the Trust paid $143,347 to MGT and Conquest for project management services incurred in connection with the development of backup capacity and enhanced operating capacity at two of the Trust's facilities. Finally, during the year ended December 31, 2004, the Trust reimbursed Conquest $63,107 for acquisition costs that were incurred by Conquest prior to the Trust's fourth quarter 2004 acquisition of operating assets described in Note 2.

6.   CASH DISTRIBUTIONS AND PROFIT ALLOCATIONS

     Cash distributions and profit and loss allocations are determined by terms set forth in the Declaration of Trust, as amended and restated during the year ended December 31, 2004. Generally, the Trust distributes all cash provided by operating activities less amounts paid for acquisitions and capital expenditures, and debt service requirements.

     Upon the approval of and in accordance with the Amended and Restated Declaration of Trust in 2004, all of the performance shares outstanding, including those held by MGT and Conquest or their affiliates, were converted to preferred shares of the Trust at an exchange ratio of 1.13 preferred share for each performance share. After the conversion in 2004, there are no longer any performance shares outstanding. All profits and cash distributions are now allocated to preferred shareholders in amounts equal to their percentage ownership of the preferred shares of the Trust.

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

7.   OTHER RELATED PARTY TRANSACTIONS

     Pursuant to the Amended and Restated Declaration of Trust, MGT, as managing trustee, is entitled to compensation for services rendered to the Trust. The compensation includes an annual Trust administration fee equal to 1% of the total subscriptions of preferred shareholders and an annual Trust management fee of 5% of Trust revenues, paid quarterly in arrears. The Trust management fee is reduced to 4% for any quarter that Trust revenues during the prior four consecutive calendar quarters do not exceed $3 million. Conquest, as operator, has been reimbursed for direct operating expenses incurred during the years ended December 31, 2005 and 2004 in the amount of $963,885 and $810,552, respectively, which costs are included in cost of operations in the accompanying statements of income, and is paid an annual operator fee of $100,000 ($25,000 per facility), adjusted upward or downward annually based on changes in the consumer price index. Accounts payable at December 31, 2005 and 2004 includes a liability in the amount of $39,000 and $30,000, respectively, payable to Conquest for unreimbursed direct operating expenses.

     In December 1999, Conquest and MGT agreed to share equally all future fees received from the Trust. These fees include the administration fee, management fee, and operator fee.

     In September 2003, the Trust entered into a License Agreement (the "Agreement") with an entity wholly owned by the principals of the Operator. The Agreement runs "month-to-month" and provides the Trust with an alternative source to service the accounts of certain customers of the Trust. The Trust is obligated to pay a monthly fee of $5,000 for rights under the Agreement. During the year ended December 31, 2005 and 2004, the Trust earned a net $3,094 and $2,759, respectively, under the Agreement, which is included in interest and other revenues in the consolidated statements of income.

                                    * * * * *

                           METRETEK TECHNOLOGIES, INC.

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2005

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

(4.4) Form of Securities Purchase Agreement, dated as of April 29, 2004, by and among Metretek Technologies, Inc. and the purchasers a signatory thereto ("Investors"). (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed May 6, 2004).

(4.5) Form of Registration Rights Agreement, dated as of April 29, 2004, by and among Metretek Technologies, Inc. and the Investors. (Incorporated by reference to Exhibit 10.2 to Metretek's Current Report on Form 8-K filed May 6, 2004).

(4.6)     Form of Warrant, dated May 3, 2004, issued by Metretek Technologies,
          Inc. to the Investors. (Incorporated by reference to Exhibit 10.3 to Metretek's Current Report on Form 8-K filed May 6, 2004).

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

(10.3)    Second Amended and Restated Employment Agreement, dated as of March 20,
          2006, by and between Metretek Technologies, Inc. and W. Phillip Marcum.
          (Filed herewith.)*

(10.4)    Second Amended and Restated Employment Agreement, dated as of March 20,
          2006, by and between Metretek Technologies, Inc. and A. Bradley
          Gabbard. (Filed herewith.)*

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

(10.12) Amended and Restated Employment and Non-Competition Agreement, dated as of November 15, 2005, between PowerSecure, Inc. and Sidney Hinton.
          (Incorporated by reference to Exhibit 10.1 to Metretek's Current
          Report on Form 8-K filed November 21, 2005)*

(10.13)   Employment and Non-Competition Agreement, dated as of November 15,
          2005, between Southern Flow Companies, Inc. and John Bernard.
          (Incorporated by reference to Exhibit 10.2 to Metretek's Current
          Report on Form 8-K filed November 21, 2005)*

(10.14)   Employment and Non-Competition Agreement, dated as of February 6,
          2006, between EnergyLite, Inc. and Ronald W. Gilcrease (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K filed February 10, 2006)*

(10.15) Form of Stock Purchase Agreement, dated as of September 10, 2004, by and between Metretek Technologies, Inc. and the employee-shareholders of PowerSecure, Inc. (Incorporated by reference to Exhibit 10.1 to Metretek's Current Report on Form 8-K, filed September 13, 2004)*

(10.16)   Amended Stipulation of Settlement, filed March 3, 2004, among Douglas
          W. Heins on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et. al. (Incorporated by reference to Exhibit 10.39 to Metretek's Annual Report on Form 10-K for the year ended December 31, 2003.)

(10.17)   Order Granting Final Approval of the Partial Settlement, dated June
          11, 2004. (Incorporated by reference to Exhibit 99.1 to Metretek's
          Current Report on Form 8-K filed June 14, 2004.)

(10.18) Summary Sheet of Compensation of Non-Employee Directors. (Filed herewith.)

(10.19)   Lease Agreement, dated March 2005, between H & C Holdings, LLC and
          PowerSecure, Inc. (Filed herewith.)

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