Form 10-Q
period 2006-03-31
METRETEK TECHNOLOGIES INC
filed 2006-05-15
CIK 882154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-19793
METRETEK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1169358 (I.R.S. Employer Identification No.)

303 East Seventeenth Avenue, Suite 660 Denver, Colorado (Address of principal executive offices)	80203 (Zip code)
(303) 785-8080
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                     Yes ☐ No ☑
     As of May 1, 2006, 15,642,237 shares of the issuer’s Common Stock were outstanding.

METRETEK TECHNOLOGIES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2006

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$876,711	$2,188,310
Trade receivables, net of allowance for doubtful accounts of $97,057 and $95,144, respectively	17,641,106	12,031,539
Other receivables	237,790	36,669
Inventories	6,186,025	3,450,267
Prepaid expenses and other current assets	367,459	527,269

Total current assets	25,309,091	18,234,054

PROPERTY, PLANT AND EQUIPMENT:
Equipment	5,867,946	5,669,788
Vehicles	156,785	132,988
Furniture and fixtures	586,651	550,863
Land, building and improvements	575,653	517,511

Total property, plant and equipment, at cost	7,187,035	6,871,150
Less accumulated depreciation and amortization	3,703,084	3,657,856

Property, plant and equipment, net	3,483,951	3,213,294

OTHER ASSETS:
Goodwill	8,840,148	8,840,148
Patents and capitalized software costs, net of accumulated amortization of $1,326,544 and $1,280,019 respectively	460,614	479,221
Investment in unconsolidated affiliate	4,259,883	2,299,218
Assets of discontinued operations	160,599	192,821
Other assets	109,639	60,170

Total other assets	13,830,883	11,871,578

TOTAL	$42,623,925	$33,318,926

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,862,683	$3,283,898
Accrued and other liabilities	12,999,634	8,786,830
Notes payable	1,255,556	1,248,286
Capital lease obligations	3,993	3,884

Total current liabilities	19,121,866	13,322,898

LONG-TERM NOTES PAYABLE	3,960,507	3,593,523

NON-CURRENT CAPITAL LEASE OBLIGATIONS	2,170	3,210

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY	242,219	169,755

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 13,525,405 and 12,577,530 shares issued and outstanding, respectively	135,254	125,775
Additional paid-in-capital	74,725,104	72,321,099
Deferred compensation	(49,500)	(66,000)
Accumulated deficit	(55,513,695)	(56,151,334)

Total stockholders’ equity	19,297,163	16,229,540

TOTAL	$42,623,925	$33,318,926

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Sales and services	$14,736,874	$7,698,340
Other	95,455	112,297

Total revenues	14,832,329	7,810,637

COSTS AND EXPENSES:
Cost of sales and services	10,131,362	5,438,033
General and administrative	3,435,349	1,816,483
Selling, marketing and service	759,061	573,613
Depreciation and amortization	172,406	124,441
Research and development	177,626	161,804
Interest, finance charges and other	88,375	147,198

Total costs and expenses	14,764,179	8,261,572

Income (loss) from continuing operations before minority interest, income taxes, and equity income	68,150	(450,935)

Equity in income of unconsolidated affiliate	730,468	557,255

Minority interest	(72,464)	(71,124)

Income taxes	(88,515)	(13,285)

Income from continuing operations	637,639	21,911

Loss from disposal of discontinued operations	—	(300,000)

Net income (loss)	$637,639	$(278,089)

PER SHARE AMOUNTS (Note 1):
Income from continuing operations:
Basic	$0.05	$0.00

Diluted	$0.04	$0.00

Net income (loss)
Basic	$0.05	$(0.02)

Diluted	$0.04	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,183,784	12,194,720

Diluted	15,151,903	12,733,632

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$637,639	$(278,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	300,000
Depreciation and amortization	172,406	124,441
Minority interest in subsidiary	72,464	71,124
Loss on disposal of property, plant and equipment	4,144	840
Equity in income of unconsolidated affiliate	(730,468)	(557,255)
Distributions from unconsolidated affiliate	—	563,289
Stock compensation expense	147,207	16,500
Changes in other assets and liabilities:
Trade receivables, net	(5,609,567)	1,570,471
Inventories	(2,735,758)	(408,405)
Other current assets	(41,311)	40,485
Other noncurrent assets	(49,469)	—
Accounts payable	1,578,785	(993,940)
Accrued and other liabilities	4,246,566	(134,088)

Net cash provided by (used in) continuing operations	(2,307,362)	315,373
Net cash provided by (used in) discontinued operations of MCM	32,222	(244,370)

Net cash provided by (used in) operating activities	(2,275,140)	71,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(399,820)	(506,103)
Additions to patents and software development	(27,918)	—
Investment in unconsolidated affiliate	(1,246,359)	—
Proceeds from sale of property, plant and equipment	15,300	—

Net cash used in investing activities	(1,658,797)	(506,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock warrant and option exercises	2,282,777	105,342
Net borrowings (payments) on line of credit	685,800	(641,431)
Principal payments on long-term notes payable	(311,546)	(292,420)
Distributions to minority interests	—	(55,124)
Payments on preferred stock redemptions	(33,762)	(297,985)
Payments on capital lease obligations	(931)	(834)

Net cash provided by (used in) financing activities	2,622,338	(1,182,452)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,311,599)	(1,617,552)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,188,310	2,951,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$876,711	$1,333,937

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of March 31, 2006 and December 31, 2005 and
For the Three Month Periods Ended March 31, 2006 and 2005
1. Summary of Significant Accounting Policies
     Organization - The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Southern Flow Companies, Inc. (“Southern Flow”), PowerSecure, Inc. (“PowerSecure”) (and its wholly-owned subsidiaries, UtilityEngineering, Inc. and PowerServices, Inc.), Metretek, Incorporated (“Metretek Florida”) (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”)), and Marcum Gas Transmission, Inc. (“MGT”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”.
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 2006 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 2006 and March 31, 2005.
     Income (Loss) Per Share — Income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted income (loss) per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for the Company’s stock for the period. Diluted income (loss) per share excludes the impact of potential common shares related to stock options and warrants in periods in which the option or warrant exercise price is greater than the average market price of the Company’s common stock during the period. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Income from continuing operations	$637,639	$21,911
Loss from discontinued operations	—	(300,000)

Net income (loss)	$637,639	$(278,089)

Basic weighted-average common shares outstanding in period	13,183,784	12,194,720
Add dilutive effects of stock options and warrants	1,968,119	538,912

Diluted weighted-average common shares outstanding in period	15,151,903	12,733,632

Basic earnings (loss) per common share:
Income from continuing operations	$0.05	$0.00
Loss from discontinued operations	—	(0.02)

Basic earnings (loss) per common share	$0.05	$(0.02)

Diluted earnings (loss) per common share:
Income from continuing operations	$0.04	$0.00
Loss from discontinued operations	—	(0.02)

Diluted earnings (loss) per common share	$0.04	$(0.02)

     Stock Based Compensation — As of January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures.
     Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by the Company.
     Net income for the three months ended March 31, 2006 includes $130,707 of compensation costs related to outstanding stock options and $16,500 of compensation costs related to restricted stock awards that vested during the period. Net loss for the three months ended March 31, 2005 includes $16,500 of compensation costs related to restricted stock awards that vested during the period. There were no net income tax benefits related to the Company’s stock-based compensation arrangements during the three months ended March 31, 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets at March 31, 2006. All of the stock-based compensation expense is included in general and administrative expenses for each reporting period.
     The Company maintains stock plans under which the Company may grant stock awards, incentive stock options, and nonqualified stock options to employees and officers, consultants, and non-employee directors. Nonqualified stock options have been granted in prior years to our directors (which generally vest immediately) under both our 1991 Directors’ Stock Plan and under our 1998 Stock Plan. Nonqualified and incentive stock options have been granted in prior years to our officers and employees (which generally vest over periods up to four years) under our 1991 Stock Option Plan and our 1998 Stock Plan. At March 31, 2006, there are no options available for grant under any of the Company’s stock plans. During the three months ended March 31, 2006, 140,000 nonqualified stock options were issued to new employees of the Company outside of the Company’s existing stock option plans pursuant to an exception provided by the American Stock Exchange.
     A summary of option activity for the three months ended March 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted	140,000	10.63
Exercised	(242,951)	2.09
Canceled	—	—
Forfeited	—	—

Balance, March 31, 2006	2,186,192	$3.57	6.93	$11.38

Exercisable, March 31, 2006	1,685,358	$2.95	6.26	$12.00

     The weighted average grant date fair value of the 140,000 options granted during the three months ended March 31, 2006 was $6.95. The fair value was measured using the Black-Scholes valuation model with the following assumptions: expected stock price volatility of 88%; risk free interest rate of 4.35%; no dividends; and an expected future life of four years. The fair value of the stock option grants are amortized over the four year vesting period using the straight-line method and assuming a forfeiture rate of 5%.
     As of March 31, 2006, there was $1,374,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.
     The total intrinsic value of stock options exercised was $2,644,000 and the total fair value of stock awards vested was $70,843 during the three months ended March 31, 2006.

     Cash received from stock option exercises for the three months ended March 31, 2006 was $508,000. Cash received from stock option exercises for the three months ended March 31, 2005 was $111,000.
     Statement of Cash Flows — The Company considers all highly liquid and unrestricted investments with a maturity of three months or less from the date of purchase to be cash equivalents.
     Minority Interest — The minority shareholder’s interest in the equity and the income of CAC LLC is included in minority interest in the accompanying consolidated financial statements.
     Reclassification — Certain 2005 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company’s net income (loss) or stockholders’ equity.
2. Significant Equity Transactions
     Stock Warrant Exercises — At December 31, 2005, 892,518 stock purchase warrants that were issued in connection with a private placement in May 2004 remained outstanding. The warrants have an exercise price of $3.41 per share of common stock and expire in May 2009. On January 19, 2006, the Company exercised its right to call the remaining outstanding warrants by requiring the exercise of the warrants prior to February 19, 2006. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to the Company and the issuance of 705,000 shares of common stock of the Company. At March 31, 2006, 91,001 warrants remained outstanding due to restrictions placed upon one group of the warrant holders to limit its holdings of the Company’s common stock to 9.999% of total shares outstanding.
     Private Placement (Subsequent Event) — On April 7, 2006, the Company completed a private placement of 2,012,548 shares of its common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “Private Placement”). The Private Placement was made pursuant to a Securities Purchase Agreement, dated as of March 29, 2006. In addition, the Company entered into a Registration Rights Agreement, dated March 29, 2006, with the investors, pursuant to which the Company has filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register the resale of the shares purchased in the Private Placement by the investors, which registration statement was declared effective by the SEC on May 9, 2006. The Company is obligated to use its reasonable best efforts to keep the registration statement continuously effective until the earliest of five years after its effective date or until all of the shares covered by the registration statement have been sold or may be sold without the volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”).
     The Company received net cash proceeds of approximately $26 million from the Private Placement, which it intends to use for the retirement of long-term debt, for capital expenditures and for working capital purposes. The Company paid a cash commission in the amount of

$1,856,419 to Roth Capital Partners, LLC, its placement agent in the Private Placement. The shares were issued in the Private Placement only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The issuance of the shares to the investors was not registered under the Securities Act, and the shares may not be offered or sold by the investors except pursuant to the registration statement discussed above or pursuant to an applicable exemption.
     The following table illustrates the pro forma effects of the Private Placement and reduction in debt outstanding on the Company’s financial position, as if the transactions had occurred on March 31, 2006:
Unaudited Pro Forma Condensed Consolidated Balance Sheet

	Historical	Pro Forma			Pro Forma
	March 31, 2006	Adjustments	Notes		March 31, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$876,711	28,175,672	(a	)	$21,804,901
		(1,856,419)	(b	)
		(175,000)	(c	)
		(5,216,063)	(d	)
Other current assets	24,432,380				24,432,380

Total current assets	25,309,091				46,237,281

Property, plant and equipment, net	3,483,951				3,483,951
Total other assets	13,830,883				13,830,883

TOTAL	$42,623,925	$20,928,190			$63,552,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	1,255,556	(1,255,556)	(d	)	—
Other current liabilites	17,866,310				17,866,310

Total current liabilities	19,121,866				17,866,310

Long-term notes payable	3,960,507	(3,960,507)	(d	)	—
Non-current capital lease obligations	2,170				2,170
Minority Interest	242,219				242,219
Total stockholders’ equity	19,297,163	28,175,672	(a	)	45,441,416
		(1,856,419)	(b	)
		(175,000)	(c	)

TOTAL	$42,623,925	$20,928,190			$63,552,115

Notes:

(a)	Represents gross cash proceeds of Private Placement of 2,012,548 shares at $14.00 per share.

(b)	Represents cash commission paid to the placement agent.

(c)	Represents other estimated third-party placement costs.

(d)	Represents payments to reduce long-term debt obligations of the Company.

3. Investment in Unconsolidated Affiliate
     During the first quarter 2006, the Company acquired additional equity interests in MM 1995-2, its unconsolidated affiliate. The purchase price of $1,246,000 was financed from a combination of cash on hand and borrowings on the Company’s lines of credit. As a result, the Company, through MGT and CAC LLC, now owns a 36% economic interest in MM 1995-2. The Company utilizes the equity method to account for its investment in MM 1995-2. Summarized financial information for MM 1995-2 at March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, are as follows:

	March 31,	December 31,
	2006	2005
Total current assets	$3,592,156	$2,173,222
Property, plant and equipment, net	6,062,277	6,180,090
Total other assets	13,497	15,429

Total assets	$9,667,930	$8,368,741

Total current liabilities	$779,023	$1,151,906
Long-term note payable	772,838	912,799
Total shareholders’ equity	8,116,069	6,304,036

Total liabilities and shareholders’ equity	$9,667,930	$8,368,741

	Three Months Ended
	March 31,
	2006	2005
Total revenues	$2,930,174	$2,705,586
Total costs and expenses	1,118,141	911,844

Net income	$1,812,033	$1,793,742

     The Company’s equity investment in unconsolidated affiliate balance at March 31, 2006 includes approximately $1,022,000 of unamortized purchase price premium on interests acquired. The purchase price premium is being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.

4. Debt
     The balance of notes payable at March 31, 2006 and December 31, 2005 consists of the following:

	March 31	December 31
	2006	2005
Lines of credit	$2,000,000	$1,314,200
Term loans:
Settlement note payable	1,500,000	1,687,500
Equipment and project loans	1,136,576	1,210,604
Investment loan	579,487	629,505

Total notes payable	5,216,063	4,841,809

Less current maturities:
Settlement note payable	(750,000)	(750,000)
Equipment and project loans	(305,650)	(300,453)
Investment loan	(199,906)	(197,833)

Current maturities of notes payable	(1,255,556)	(1,248,286)

Long-term maturities of notes payable	$3,960,507	$3,593,523

     Upon completion of the Private Placement described in Note 2, in April 2006 the Company paid down its lines of credit and term loan balances to $0 and has extinguished all of its term loan debt. At present, the Company has retained its lines of credit and has requested the lender to reduce the annual facility and unused line fees and to eliminate the compliance reporting requirements until such time as the Company may borrow under the lines of credit. In the event the Lender is unwilling to reduce the annual fees or eliminate the compliance reporting requirements, the Company may terminate the lines of credit.
5. Commitments and Contingencies
     Class Action and Related Litigation— In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee. A settlement to fully resolve all claims by the class against the Company and its affiliates was submitted and granted final approval by the district court on June 11, 2004. The loss that occurred as a result of the class action and settlement was recorded by the Company in the fourth quarter of 2002.
     The Company is vigorously pursuing cross-claims and third party claims (“Other Party Claims”), including claims against the prior owners of the assets and against attorneys, consultants and a brokerage firm (the “Other Parties”) involved in the transactions underlying the claims in the Class Action, seeking recovery of damages and contribution, among other things, from the Other Parties. Some of the Other Parties have asserted counterclaims against the Company, which the Company is aggressively defending and believes are without merit. Out of any net recovery from the resolution of any of these claims, which is calculated by deducting the

Company’s litigation expenses and any counterclaims against us that result in a recovery by Other Parties related to the Other Parties’ liability to the Class (but is calculated without deducting any other counterclaims successfully asserted against us by the Other Parties), 50% would be allocated to offset our obligations under the Settlement Note, and the remaining 50% would be allocated to additional settlement funds.
     A trial on all remaining claims is currently set for August 2007. The Company cannot provide any assurance that it will be successful on any of the Other Party Claims or that it will prevail on the counterclaims brought against it by the Other Parties.
     Other Matters — During the first quarter 2006, the Company received a letter from the Market Regulation Department of the NASD, on behalf of the American Stock Exchange, advising that it is conducting a review of trading activity in the Company’s common stock from November 2005 until the present. The NASD has requested various documents and information in connection with the Company’s announcements, contracts and orders during that time period. Management of the Company is cooperating fully with this review and has provided to the NASD the documentation that confirms all such contracts and orders supporting the Company’s announcements. The NASD letter states that its inquiry should not be construed as an indication that the NASD has determined that any violations of American Stock Exchange rules or federal securities laws have occurred, or a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. While the Company believes it has complied with all applicable laws, rules and regulations in the reviewed activity, the Company cannot provide any assurance of the outcome of this inquiry.
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
     Preferred Stock Redemption—During the three months ended March 31, 2006, the Company retired an additional 23 shares of its Series B Preferred Stock at a redemption value of $34,000. The balance of the unpaid redemption obligation at March 31, 2006 and December 31, 2005, was $371,000 and $405,000, respectively, and is included in Accrued and other liabilities in the accompanying consolidated balance sheets.

6. Segment Information
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company’s reportable business segments include: natural gas measurement services; distributed generation; and automated energy data collection and telemetry.
     The operations of the Company’s natural gas measurement services segment are conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.
     The operations of the Company’s distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2006, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a “turn-key” basis, where the customer purchases the systems from PowerSecure.
     During the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering, Inc. and PowerServices, Inc., to its operating segment and in February 2006, it announced a third addition to its operations, EnergyLite, Inc. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. Utility Engineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Each business unit operates in a distinct market with distinct technical disciplines, but share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results.
     The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida’s manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnectTM, DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its contract manufacturing operations. During fiscal 2004, the Company discontinued the contract manufacturing business.
          The Company evaluates the performance of its operating segments based on operating income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.
          Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items, revenues and expenses from managing MM 1995-2, results of insignificant operations and, as it relates to segment profit or loss, income and expense (primarily interest and finance charges) not allocated to reportable segments. The table information excludes the revenues, depreciation, and losses of the discontinued MCM operations for all periods presented.

Summarized Segment Financial Information
(all amounts reported in thousands)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Southern Flow	$4,340	$3,236
PowerSecure	9,663	3,818
Metretek Florida	734	644
Other	95	112

Total	$14,832	$7,810

Segment profit (loss):
Southern Flow	$681	$458
PowerSecure	256	(134)
Metretek Florida	(45)	(185)
Other	(824)	(590)

Total	$68	$(451)

Capital expenditures:
Southern Flow	$33	$46
PowerSecure	368	445
Metretek Florida	1	15
Other	26	—

Total	$428	$506

Depreciation and amortization:
Southern Flow	$30	$34
PowerSecure	92	49
Metretek Florida	31	34
Other	19	7

Total	$172	$124

	March 31,
	2006	2005
Total assets:
Southern Flow	$10,249	$9,445
PowerSecure	24,090	11,129
Metretek Florida	3,571	4,730
Other	4,714	2,452

Total	$42,624	$27,756

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
          The following discussion of our results of operations for the three month period ended March 31, 2006 (referred to herein as the “first quarter 2006”) and 2005 (referred to herein as the “first quarter 2005”) and of our financial condition as of March 31, 2006 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.
Overview
          We are a diversified provider of energy technology products, services and data management systems primarily to industrial and commercial users and suppliers of natural gas and electricity. As a holding company, we conduct our operations and derive our revenues through our three operating subsidiaries, each of which operates a separate business:
•	PowerSecure, which designs, sells and manages distributed generation systems;

•	Southern Flow, which provides natural gas measurement services; and

•	Metretek Florida, which designs, manufactures and sells data collection and energy measurement monitoring systems.
          In addition to these operating subsidiaries, we also own an approximate 36% economic interest in an unconsolidated business, Marcum Midstream 1995-2 Business Trust (“MM 1995-2”), which owns and operates water disposal facilities in northeastern Colorado.
          We commenced operations in 1991 as an energy services holding company, owning subsidiaries with businesses designed to pursue service opportunities primarily in the natural gas industry. Since then, our business has evolved and expanded through acquisitions of companies, businesses and new product lines that have allowed us to reach not only a broader portion of the energy market (including the electricity market) but also markets outside of the energy field. In recent years, we have focused our efforts on growing our businesses by offering new and enhanced products, services and technologies, and by entering new markets, within a framework emphasizing the goal of achieving profitable operations on a sustained basis.
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
          PowerSecure is an expanding company that has developed a distributed generation turn-key business. In addition, during the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment and in January 2006, it announced a third addition to its operations, EnergyLite. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. These units are intended to increase PowerSecure’s future growth opportunities beyond its core distributed generation business. Notwithstanding the addition of these business units, PowerSecure is still in large part dependent upon the size and timing of projects, and its results of operations can be significantly impacted by large, individual projects. In November 2005 and March 2006, PowerSecure announced that it had received orders from a large commercial customer for distributed generation projects that are expected to generate $115 million in revenues in the aggregate, of which approximately $65 million is scheduled to be completed during 2006 and the remainder during 2007. During the first quarter 2006, PowerSecure’s revenues and segment profit showed substantial increases over the first quarter 2005 primarily due to an increase in the number of completed or in-process projects as well as normal quarter-to-quarter fluctuations inherent in its operations. PowerSecure’s revenues increased by $5,845,000, or 153%, during the first quarter 2006 as compared to the first quarter 2005.
          Southern Flow is a well established, strong and expanding oil field services company that renders natural gas measurement and other services to oil and gas production companies. Due to the location of the production assets of many of its key customers, Southern Flow’s business in the second half of fiscal 2005 was adversely affected by Hurricanes Katrina and Rita. During the first quarter 2006, Southern Flow’s Gulf Coast operations returned to normal levels. Southern Flow’s revenues increased by $1,104,000, or 34%, during the first quarter 2006 as compared to the first quarter 2005, due, in part, to increased field work and equipment sales related to repairing customer facilities that received hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
          Metretek Florida has been in operation since 1977 with a core business of designing, manufacturing and selling data collection and energy measurement monitoring systems. In late 2004, we decided to restructure Metretek Florida’s business and discontinue its contract manufacturing operations. Metretek Florida’s future results of operations will be largely dependent upon its ability to successfully address its core markets, as well as its ability to generate incremental sales from certain new markets into which it has recently introduced new telemetry products. Metretek Florida experienced a small increase in revenues and a reduction in its segment losses during the first quarter 2006 as compared to the first quarter 2005, due to normal fluctuations in its business.
          In addition to our operating subsidiaries, our results of operations are significantly impacted by our interest in MM 1995-2, which is recorded as equity in income of unconsolidated affiliate and included in our income from continuing operations and our net income. During the first quarter 2006, we acquired additional equity interests in MM1995-2. The purchase price of $1,246,000 was financed from a combination of cash on hand and borrowings on our lines of credit. As a result, we now own a 36% economic interest in MM 1995-2.
          Due principally to an increase in revenues at our PowerSecure operating segment, our consolidated revenues during the first quarter 2006 increased by $7,022,000, representing a nearly 90% increase over first quarter 2005 consolidated revenues. We recorded income from continuing operations of $638,000 during the first quarter 2006, including $730,000 equity in income from MM 1995-2, as compared to income from continuing operations of $22,000 during the first quarter 2005, which included $557,000 equity in income of MM 1995-2. Our net income after discontinued operations was $638,000 during the first quarter 2006, as compared to a net loss after discontinued operations of $278,000 during the first quarter 2005, which included a $300,000 loss on the disposal of the discontinued operations of MCM.
          During and subsequent to the first quarter 2006, we took substantial steps to improve our balance sheet and liquidity, to reduce our long-term debt obligations, and to provide financial resources to support the expansion of our operations. In January 2006, we exercised our right to call the remaining outstanding warrants that had been issued in connection with a private placement in May 2004. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to the Company and the issuance of 705,000 shares of common stock of the Company. Further, on April 7, 2006, we completed a private placement of 2,012,548 shares of our common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “Private Placement”).
          Of the approximately $26 million in net cash proceeds we received from the Private Placement, we used approximately $5.6 million to retire long-term debt, and we intend to use the remainder for capital expenditures and for working capital purposes. Upon completion of the Private Placement we paid down our lines of credit and term loan balances to $0 and extinguished all of our term loan debt.
Critical Accounting Policies
          Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and percentage of completion, fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellations costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.
          We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2005 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Three Months Ended
	March 31,
	2006	2005
	(all amounts reported in thousands)
Revenues:
Southern Flow	$4,340	$3,236
PowerSecure	9,663	3,818
Metretek Florida	734	644
Other	95	112

Total	$14,832	$7,810

Gross Profit:
Southern Flow	$1,117	$877
PowerSecure	3,020	1,074
Metretek Florida	468	310

Total	$4,605	$2,261

Segment Profit (Loss):
Southern Flow	$681	$458
PowerSecure	256	(134)
Metretek Florida	(45)	(185)
Other	(824)	(590)

Total	$68	$(451)

          We have three reportable segments. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Our reportable business segments are natural gas measurement services, distributed generation and automated energy data collection and telemetry.
          The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.
          The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2006, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure.
          During the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment and in January 2006, it announced a third addition to its operations, EnergyLite. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Each business unit operates in a distinct market with distinct technical disciplines, but share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results.
          The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida’s manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnectTM, DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its contract manufacturing operations. During fiscal 2004, we discontinued that contract manufacturing business.

          We evaluate the performance of our operating segments based on operating income (loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, fees earned from managing our unconsolidated affiliate, results of insignificant operations, and income and expense (primarily interest and finance charges) not allocated to its operating segments. Intersegment sales are not significant.
First Quarter 2006 Compared to First Quarter 2005
          Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the first quarter 2006 increased $7,022,000, or 90%, compared to the first quarter 2005 due to increase in revenues at each of our operating subsidiaries.
          PowerSecure’s revenues increased $5,845,000, or 153%, during the first quarter 2006 compared to the first quarter 2005. The increase in PowerSecure’s revenues during the first quarter 2006 compared to the first quarter 2005 was due to a $5,241,000 increase in distributed generation turn-key system project sales and services together with an increase of $604,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues. The increase in PowerSecure’s distributed generation turn-key system project sales and services revenues was largely attributable to a substantial increase in the total number of projects completed or in process during the first quarter 2006 compared to the first quarter 2005. The increase in the number of distributed generation projects is due to an expansion of PowerSecure’s projects into new geographic markets as a result of increased marking efforts, the commencement of revenues from PowerSecure’s recently announced significant orders and the growth and market acceptance of new products by PowerSecure. The increase in PowerSecure’s service related revenues included $294,000 from PowerServices and UtilityEngineering, PowerSecure’s recently formed operating subsidiaries. PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
          Southern Flow’s revenues increased $1,104,000, or 34%, during the first quarter 2006, as compared to the first quarter 2005, due, in part, to increased field work and equipment sales related to repairing customer facilities that received hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
          Metretek Florida’s revenues increased $90,000, or 14%, during the first quarter 2006 compared to the first quarter 2005 due to normal fluctuations in its business as it continues to develop its M2M business and create new sales opportunities. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
          Other revenues decreased $17,000 during the first quarter 2006, as compared to the first quarter 2005. This decrease was comprised principally of a decrease in fee revenues earned from managing MM 1995-2, our unconsolidated affiliate.
          Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Quarter-over-Quarter
	Quarter Ended March 31,		Difference
	2006	2005	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
Southern Flow	$3,222	$2,359	$863	37%
PowerSecure	6,643	2,744	3,899	142%
Metretek Florida	266	335	(69)	-21%

Total	10,131	5,438	4,693	86%

General and administrative	3,435	1,816	1,619	89%
Selling, marketing and service	759	574	185	32%
Depreciation and amortization	172	124	48	39%
Reserarch and development	178	162	16	10%
Interest, finance charges and other	88	147	(59)	-40%
Income taxes	89	13	76	585%
          Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 86% increase in cost of sales and services for the first quarter 2006, compared to the first quarter 2005, was attributable almost entirely to the increase in sales at PowerSecure and Southern Flow.
          The 142% increase in PowerSecure’s costs of sales and services in the first quarter 2006 is almost entirely a direct result of the 153% increase in PowerSecure’s revenues. PowerSecure’s gross profit margin increased to 31.3% during the first quarter 2006, as compared to 28.1% during the first quarter 2005, reflecting both cost efficiencies in project installation and construction as well as a higher percentage of professional service revenues, which have higher associated profit margins, in the first quarter 2006 compared to the first quarter 2005.
          The 37% increase in Southern Flow’s costs of sales and services in the first quarter 2006 is the result of the 34% increase in its revenues. Southern Flow’s gross profit margin declined slightly to 25.7% for the first quarter 2006, compared to 27.1% during the first quarter 2005, which is within the range of normal fluctuations for Southern Flow.
          The 21% decrease in Metretek Florida’s costs of sales and services in the first quarter 2006, notwithstanding a 14% increase in Metretek Florida’s revenues, was due primarily as the result of cost reductions in component parts of its products. As a result, Metretek Florida’s gross profit margin increased to 63.8% for the first quarter 2006, compared to 48.1% for the first quarter 2005.
          General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 89% increase in general and administrative expenses in the first quarter 2006, as compared to the first quarter 2005, was due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business, and increased corporate overhead costs related to stock compensation expense and professional services.
          Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 32% increase in selling, marketing and service expenses in the first quarter 2006, as compared to the first quarter 2005, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during the first quarter 2006.
          Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 39% increase in depreciation and amortization expenses in the first quarter 2006, as compared to the first quarter 2005, primarily reflects an increase in depreciable assets at PowerSecure in the latter portions of fiscal 2005 as well as an increase in amortization expense associated with our purchase of additional equity interests in MM1995-2 in the first quarter 2006.
          Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 10% increase in research and development expenses in the first quarter 2006, as compared to the first quarter 2005, primarily reflects an increase in personnel costs.
          Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 40% decrease in interest, finance charges and other expenses in the first quarter 2006, as compared to the first quarter 2005, reflects a lower level of debt outstanding, partially offset by higher interest rates, in the first quarter 2006 compared to the first quarter 2005.
          Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The increase in income taxes in the first quarter 2006, as compared to the first quarter 2005, was due to increases in state income taxes incurred by PowerSecure in North Carolina and other states in which it generated taxable income.
Quarterly Fluctuations
          Our revenues, expenses, margins, net income and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the size, timing and terms of sales and orders, including large customer orders, such as the recent significant orders at PowerSecure, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
•	the effects of severe weather conditions, such as hurricanes, on the demand requirements of our customers;

•	our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of development of our new businesses, including the new PowerSecure businesses, and the growth of their markets;

•	the timing, pricing and market acceptance of our new products and services such as Metretek Florida’s new M2M offerings;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our product and service implementation process;

•	changes in the mix of products and services having differing margins;

•	changes in the mix of international and domestic revenues;

•	the life cycles of our products and services;

•	budgeting cycles of utilities and other major customers;

•	general economic and political conditions;

•	the effects of litigation, claims and other proceedings;

•	the effects of governmental regulations and regulatory changes in our markets;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of cyclical changes in energy prices;

•	changes in the prices charged by our suppliers;

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions;

•	changes in our operating expenses; and

•	the development and maintenance of business relationships with strategic partners.
          Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
          Our revenues and other operating results are heavily dependant upon the volume and timing of customer orders and payments and the date of product delivery. The timing of large individual sales is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-

to-quarter and could result in significant operating losses in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses in that quarter.
          Over PowerSecure’s five year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure’s revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, such as the recent significant orders received by PowerSecure, and to a lesser extent the timing of the completion of those projects. In addition, distributed generation is an emerging market and PowerSecure is a new entrant in the market, so there is no established customer base on which to rely or certainty as to future contracts. As PowerSecure develops new related lines of business, revenues and costs will fluctuate. Another factor that could cause material fluctuations in PowerSecure’s quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through March 31, 2006, the majority of PowerSecure’s revenues constituted non-recurring revenues.
          Southern Flow’s operating results tend to vary, to some extent, with energy prices, especially the price of natural gas. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect Southern Flow’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can adversely affect Southern Flow’s results of operations during hurricane season, such as during 2005.
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
          Due to all of these factors and the other risks discussed in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period, or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

Liquidity and Capital Resources
          Capital Requirements. We require capital primarily to finance our:
•	operations;

•	inventory;

•	accounts receivable;

•	research and development efforts;

•	property and equipment acquisitions, including investments in shared savings projects;

•	software development;

•	debt service requirements; and

•	business and technology acquisitions and other growth transactions.
          Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. At March 31, 2006, we had working capital of $6,187,000, including $877,000 in cash and cash equivalents, compared to working capital of $4,911,000 on December 31, 2005, which included $2,188,000 in cash and cash equivalents. Subsequent to March 31, 2006, we closed on the Private Placement and increased our working capital by approximately $22 million and reduced our debt balances to $0.
          Net cash used in operating activities was $2,275,000 in the first quarter 2006, consisting of approximately $303,000 of cash provided by operations, before changes in assets and liabilities, approximately $2,610,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $32,000 of cash provided by discontinued operations of MCM. This compares to net cash provided by operating activities of $71,000 in the first quarter 2005, consisting of approximately $241,000 of cash provided by operations, before changes in assets and liabilities, approximately $74,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $244,000 of cash used by discontinued operations of MCM.
          Net cash used in investing activities was $1,659,000 in the first quarter 2006, as compared to net cash used in investing activities of $506,000 in the first quarter 2005. The majority of the net cash used by investing activities during the first quarter 2006 was attributable to the purchase of our additional investment in our unconsolidated affiliate. The net cash used by investing activities during the first quarter 2005 was attributable to equipment purchases for two shared savings distributed generation projects.
          Net cash provided by financing activities was $2,622,000 in the first quarter 2006, compared to net cash used in financing activities of $1,182,000 in the first quarter 2005. The majority of the net cash provided by financing activities during the first quarter 2006 was attributable to cash proceeds from the exercise of stock warrants and options and net borrowings on our lines of credit, partially offset by principal payments on our long-term notes payable. The majority of the net cash used by financing activities during the first quarter 2005 was attributable to net payments on our line of credit, principal payments on debt obligations, and cash payments made on our preferred stock redemptions.
          Our research and development expenses totaled $178,000 during the first quarter 2006 compared to $162,000 during the first quarter 2005. Virtually all of our first quarter 2006 research and development expenses were directed toward the enhancement of Metretek Florida’s business, including the development of its M2M communications products. During fiscal 2006, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2006 will total approximately $700,000, virtually all of which will be directed to Metretek Florida’s business.
          Our capital expenditures during the first quarter 2006 were approximately $428,000, the vast majority of which was incurred for the purchase of miscellaneous equipment items at PowerSecure. During the first quarter 2005, our capital expenditures were approximately $506,000, including $335,000 of capital expenditures incurred in building two PowerSecure shared savings distributed generation projects. We anticipate capital expenditures in fiscal 2006 of approximately $1.5 million, the vast majority of which will be for the benefit of the business of PowerSecure. In addition, we may incur additional capital expenditures for PowerSecure’s shared savings distributed generation projects during fiscal 2006.
          Project Loans. We had three shared savings project loans and one equipment loan outstanding to Caterpillar Financial Services Corporation (“Caterpillar”) in the aggregate amount of $1,137,000 at March 31, 2006. The project loans were secured by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provided for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. Upon completion of the Private Placement described above, in April 2006 we paid down our term loan balances to $0 and extinguished all of our obligations to Caterpillar under the term loans.
          Working Capital Credit Facility. We have a credit facility (“Credit Facility”) with First National Bank of Colorado (the “FNBC”), providing for a $4.5 million revolving credit facility (the “Credit Facility”). Southern Flow and PowerSecure are the borrowers under the Credit Facility. Amounts borrowed under the Credit Facility bear interest at a rate of prime plus one and a half percent (prime + 1.50%). The Credit Facility matures on September 1, 2007. The Credit Facility has been used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida.
          The Credit Facility is structured in two parts: a $2.5 million facility for PowerSecure (the “PowerSecure Facility”) and a $2.0 million facility for Southern Flow (the “Southern Flow Facility”). Borrowings under the PowerSecure Facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure’s eligible accounts receivable, plus 25% of the sum of PowerSecure’s unbilled accounts receivable less the amount of PowerSecure’s unearned revenues or advanced billings on contracts, plus 25% of PowerSecure’s inventory. Borrowings under the Southern Flow Facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow’s eligible accounts receivable, plus 20% of Southern Flow’s inventory, plus 70% of Metretek Florida’s eligible accounts receivable. At March 31, 2006, the aggregate borrowing base under the Credit Facility was $4,500,000 of which $2,000,000 had been borrowed, leaving $2,500,000 in unused Credit Facility availability.
          The obligations of PowerSecure and Southern Flow, as borrowers, under the Credit Agreement are secured by security agreements (the “Security Agreements”) by Southern Flow, PowerSecure and Metretek Florida and are guaranteed by the Company. The Security Agreements grant to FNBC a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.
          The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants pertaining to minimum cash flow coverage ratios and maximum debt to tangible net worth ratios of the Company and PowerSecure, minimum current assets to current liabilities ratios of PowerSecure and Southern Flow, as well as a minimum tangible net worth by Southern Flow. The Credit Agreement does not contain any financial covenants pertaining to Metretek Florida. The Credit Agreement contains other customary covenants that apply to us and to PowerSecure, Southern Flow and Metretek Florida, limiting the incurrence of additional indebtedness or liens, restricting dividends and redemptions of capital stock, restricting their ability to engage in mergers, consolidations, sales and acquisitions, to make investments, to issue guarantees of other obligations, to engage in transactions with affiliates to or make restricted payments and other matters customarily restricted in secured loan agreements, without FNBC’s prior written consent.
          The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events. The Credit Facility also contains an annual unused credit line fee.
          Upon completion of the Private Placement described above, in April 2006 we paid down our Credit Facility balances to $0. At present, we have retained our Credit Facility and have requested the lender to reduce the annual facility and unused line fees and to eliminate the compliance reporting requirements until such time as we may borrow under the Credit Facility. In the event the Lender is unwilling to reduce the annual fees or eliminate the compliance reporting requirements, we may terminate the Credit Facility.
          Preferred Stock Redemption. The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at March 31, 2006 is approximately $371,000.
          Term Loan. CAC LLC had a term loan outstanding to a commercial bank in the amount of $579,000 at March 31, 2006. The term loan financed our purchase of additional equity interests in our unconsolidated affiliate, MM 1995-2, in fiscal 2004. The term loan was secured by our interests in MM 1995-2, and we provided a guaranty of $625,000 of the term loan. The term loan provided for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. Upon completion of the Private Placement described above, in April 2006 we distributed the assets (consisting principally of the investment in MM 1995-2) and liabilities of CAC LLC to its shareholders (including MGT), paid down our share of the term loan balances to $0, and extinguished all of our obligations to the lender under the term loan.
     Settlement Note. We had a settlement note outstanding in the amount of $1,500,000 at March 31, 2006 as a result of class action litigation that was settled in fiscal 2004. The settlement note bore interest at the rate of prime plus three percent and was payable in 16 quarterly installments of $187,500 principal plus accrued interest each. Upon completion of the Private Placement described above, in April 2006 we paid down the settlement note balance to $0 and extinguished all of our obligations to the class action settlement note holders.
     Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. We are obligated to make future payments under the Credit Facility and other loans. In addition, we are required to make certain payments under the terms of the class action Settlement Note. The following table sets forth our contractual obligations and commercial commitments as they existed at March 31, 2006. The table information does not include the effects of payments and debt extinguishments made in April 2006, subsequent to completion of the Private Placement described above:

	Payments Due by Period (1)
		Remainder of	Years	Years	After
	Total	2006	2007-2008	2009-2010	2010
Contractual Obligations
Credit Facility (2)	$2,000,000	$—	$2,000,000	$—	$—
Capital Lease Obligations	6,000	3,000	3,000	—	—
Operating Leases	4,099,000	524,000	1,196,000	755,000	1,624,000
Series B Preferred Stock	371,000	371,000	—	—	—
Settlement Note	1,500,000	562,000	938,000	—	—
Term Loan	579,000	149,000	430,000	—	—
Project Loans	1,137,000	225,000	653,000	259,000	—

Total	$9,692,000	$1,834,000	$5,220,000	$1,014,000	$1,624,000

(1)	Does not include interest that may become due and payable on such obligations in any future period. Also does not include the effects of payments and debt extinguishments made in April 2006, subsequent to the completion of the Private Placement described above.

(2)	Total repayments are based upon borrowings outstanding as of March 31, 2006, not projected borrowings under the Credit Facility.

     Off-Balance Sheet Arrangements. During the first quarter 2006, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
     Liquidity. Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, proceeds from our recent Private Placement, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs during the next 12 months, including our working capital needs, capital requirements and debt service commitments. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “—Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect.
Recent Accounting Pronouncements
     As of January 1, 2006, we adopted Financial Accounting Standards (FAS) No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures.
     Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees or directors because the grant price equaled or was above the market price on the date of grant for options issued by the Company.
     Our net income for first quarter 2006 includes $131,000 of compensation costs recognized under the provisions of FAS 123(R) related to outstanding stock options. There were no net income tax benefits related to our stock-based compensation arrangements during the first quarter 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets at March 31, 2006. All of our stock-based compensation expense is included in general and administrative expenses in our consolidated statement of operations.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement in the period of change. FAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, FAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of FAS 154 had no effect on our financial position or results of operations during the first quarter 2006.
     In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminates the exemption from applying FASB Statement No.133 to interests in securitized financial assets. FAS 155 is effective for the first fiscal year end that begins after September 15, 2006, which for us will be January 1, 2007. We do not believe adoption of FAS 155 will have a material impact on our financial position or results of operations.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity” and “scheduled”, variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products and services and the markets therefor, including market position, market share, market demand and benefits to customers;

•	our ability to successfully develop, operate and grow our businesses;

•	our business plans, strategies, goals and objectives;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, available borrowings under our credit arrangements and other capital resources, to meet our future working capital, capital expenditure, debt service and business growth needs;

•	industry trends and customer preferences;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time; and

•	future economic, business, market and regulatory conditions.
     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended or supplemented in Item 1A of Part II of this Report, as well as other risks, uncertainties and other factors discussed elsewhere in this Report and in our other reports and documents filed from time to time with the SEC.
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
     Our exposure to market risk resulting from changes in interest rates relates primarily to income from our investments in short-term interest-bearing marketable securities, which is dependent upon the interest rate of the securities held, and to interest expenses attributable to our Credit Facility, which is based on floating interest rates as described in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Report.
     After the receipt of the net proceeds of the Private Placement and the repayment of outstanding interest-bearing indebtedness, our cash equivalents were approximately $21.8 million. All of our cash equivalents are currently invested in money market mutual funds, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
     Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we are not exposed to significant foreign exchange risk. However, from time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use. See the risk factor added in “Item 1A. Risk Factors” in Part II of this Report.
     We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes or other market risks, or for trading or other speculative purposes.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 1A. Risk Factors
     Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this Report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which have not materially changed as of the date of this Report, except for the addition of the following risk factor:
     Price increases in some of the key components in our products could materially and adversely affect our operating results and cash flows.
     The prices of some of the key components of our products and services are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our products or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows. For example, most of PowerSecure’s revenues are generated from fixed price distributed generation projects, and increases in the prices of key components in those projects, such as generators, diesel fuel, copper and labor, would increase PowerSecure’s operating costs and accordingly reduce its margins in those projects. Although we intend to adjust the pricing for future projects based upon long-term changes in these components, we generally cannot pass on short-term price increases on fixed pricing projects, and we may not be able to pass on all long-term price increases. Such price increases could occur from time to time due to spot shortages of commodities or labor, or from longer-term shortages due to market forces beyond our control. An increase in our operating costs due to price increases from these components causing a reduction in PowerSecure’s margins could materially and adversely affect our consolidated results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 7, 2006, we completed a private placement of 2,012,548 shares of our common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “Private Placement”). In addition, certain of our officers and directors (the “Selling Stockholders”) sold a total of 390,452 shares of common stock to the investors in the Private Placement at the same purchase price per share, for total gross proceeds of $5,466,328. The Selling Stockholders entered into 180 day lock-up agreements covering virtually all of the remainder of the shares they beneficially own.
     The Private Placement was made pursuant to a Securities Purchase Agreement, dated as of March 29, 2006. In addition, we entered into a Registration Rights Agreement, dated March 29, 2006, with the investors, pursuant to which we have filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register the resale of the shares purchased in the Private Placement by the investors, which registration statement was declared effective by the SEC on May 9, 2006. We are obligated to use our reasonable best efforts to keep the registration statement continuously effective until the earliest of five years after its effective date or until all of the shares covered by the registration statement have been sold or may be sold without volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”).
     We received net cash proceeds of approximately $26 million from the Private Placement, which we used for the retirement of long-term debt, and we intend to use for capital expenditures and for working capital purposes. We paid a cash commission in the amount of $1,856,419 to Roth Capital Partners, LLC, our placement agent in the Private Placement. The shares were issued in the Private Placement only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The issuance of the shares by the Company to the investors was not registered under the Securities Act, and may not be offered or sold by the investors except pursuant to the registration statement discussed above or pursuant to an applicable exemption.
     At December 31, 2005, 892,518 stock purchase warrants that were issued in connection with a private placement in May 2004 remained outstanding. The warrants have an exercise price of $3.41 per share of common stock and expire in May 2009. On January 19, 2006, we exercised our right to call the remaining outstanding warrants by requiring the exercise of the warrants prior to February 19, 2006. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to the Company and the issuance of 705,000 shares of our common stock. At March 31, 2006, 91,001 warrants remained outstanding due to restrictions placed upon one group of the warrant holders to limit its holdings of our common stock to 9.999% of total shares outstanding.
     During the first quarter 2006, we issued options to purchase 140,000 shares of our Common Stock as inducement grants to new employees outside of our existing stock option plans. These options vest over a three to four year period, contain an exercise price equal to the closing stock price of our Common Stock as reported on the American Stock Exchange on the date of grant (which was a weighted average exercise price of $10.63), and expire ten years after the date of grant. These options were issued in a private placement transaction exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, and no shares will be issued upon exercise unless such issuance is either registered under, or exempt from the registration requirements of, the Securities Act.

Item 6. Exhibits
4.1	Notice of Redemption of Warrants, dated January 19, 2006, issued by Metretek Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Metretek Current Report on Form 8-K filed January 20, 2006).

10.1	Employment and Non-Competition Agreement, dated as of February 6, 2006, between EnergyLite, Inc. and Ronald W. Gilcrease. (Incorporated by reference to Exhibit 10.1 to the Metretek Current Report on Form 8-K filed February 10, 2006).

10.2	Second Amended and Restated Employment Agreement, dated as of March 20, 2006, between Metretek Technologies, Inc. and W. Phillip Marcum (Incorporated by reference to Exhibit 10.3 to the Metretek Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.3	Second Amended and Restated Employment Agreement, dated as of March 20, 2006, between Metretek Technologies, Inc. and A. Bradley Gabbard (Incorporated by reference to Exhibit 10.4 to the Metretek Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.4	Securities Purchase Agreement, dated as of March 29, 2006, by and among Metretek Technologies, Inc., the selling stockholders named therein and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Metretek Current Report on Form 8-K filed March 30, 2006).

10.5	Registration Rights Agreement, dated as of March 29, 2006, by and among Metretek Technologies, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.2 to the Metretek Current Report on Form 8-K filed March 30, 2006).

10.6	Amendment No. 2, dated March 29, 2006, to the Amended and Restated Rights Agreement by and between Metretek Technologies, Inc. and ComputerShare Investor Services, LLC (Incorporated by reference to Exhibit 10.3 to the Metretek Current Report on Form 8-K filed March 30, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRETEK TECHNOLOGIES, INC.
Date: May 15, 2006	By:	/s/ W. Phillip Marcum
W. Phillip Marcum
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Executive Vice President and Chief Financial Officer