Form 10-Q
period 2006-06-30
METRETEK TECHNOLOGIES INC
filed 2006-08-11
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 1, 2006, 15,718,171 shares of the issuer’s Common Stock were outstanding.

METRETEK TECHNOLOGIES, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2006

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,981,665	$2,188,310
Trade receivables, net of allowance for doubtful accounts of $171,103 and $95,144, respectively	31,629,470	12,031,539
Other receivables	82,356	36,669
Inventories	8,308,338	3,450,267
Prepaid expenses and other current assets	496,655	527,269

Total current assets	61,498,484	18,234,054

PROPERTY, PLANT AND EQUIPMENT:
Equipment	6,185,877	5,669,788
Vehicles	176,441	132,988
Furniture and fixtures	614,691	550,863
Land, building and improvements	624,970	517,511

Total property, plant and equipment, at cost	7,601,979	6,871,150
Less accumulated depreciation and amortization	3,826,848	3,657,856

Property, plant and equipment, net	3,775,131	3,213,294

OTHER ASSETS:
Goodwill	8,840,148	8,840,148
Patents and capitalized software costs, net of accumulated amortization of $1,381,057 and $1,280,019 respectively	453,745	479,221
Investment in unconsolidated affiliate	4,010,513	2,299,218
Assets of discontinued operations	152,449	192,821
Other assets	183,787	60,170

Total other assets	13,640,642	11,871,578

TOTAL	$78,914,257	$33,318,926

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,489,567	$3,283,898
Accrued and other liabilities	13,039,907	8,786,830
Notes payable	—	1,248,286
Capital lease obligations	4,106	3,884

Total current liabilities	28,533,580	13,322,898

LONG-TERM NOTES PAYABLE	—	3,593,523

NON-CURRENT CAPITAL LEASE OBLIGATIONS	1,100	3,210

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY	—	169,755

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 15,707,421 and 12,577,530 shares issued and outstanding, respectively	157,074	125,775
Additional paid-in-capital	101,541,936	72,321,099
Deferred compensation	(33,000)	(66,000)
Accumulated deficit	(51,286,433)	(56,151,334)

Total stockholders’ equity	50,379,577	16,229,540

TOTAL	$78,914,257	$33,318,926

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Sales and services	$35,905,938	$13,947,328	$50,642,812	$21,645,668
Other	337,473	88,433	432,928	200,730

Total revenues	36,243,411	14,035,761	51,075,740	21,846,398

COSTS AND EXPENSES:
Cost of sales and services	26,393,531	10,260,229	36,524,893	15,698,262
General and administrative	4,502,431	1,992,983	7,937,780	3,809,466
Selling, marketing and service	1,172,870	723,368	1,931,931	1,296,981
Depreciation and amortization	203,898	133,564	376,304	258,005
Research and development	195,058	164,053	372,684	325,857
Interest, finance charges and other	46,336	146,642	134,711	293,840

Total costs and expenses	32,514,124	13,420,839	47,278,303	21,682,411

Income from continuing operations before minority interest and income taxes	3,729,287	614,922	3,797,437	163,987
Equity in income of unconsolidated affiliate	520,974	364,786	1,251,442	922,041
Minority interest	—	(45,441)	(72,464)	(116,565)
Income taxes	(22,999)	—	(111,514)	(13,285)

Income from continuing operations	4,227,262	934,267	4,864,901	956,178

Loss from disposal of discontinued operations	—	—	—	(300,000)

Net income	$4,227,262	$934,267	$4,864,901	$656,178

PER SHARE AMOUNTS (Note 1):
Income from continuing operations:
Basic	$0.27	$0.08	$0.34	$0.08

Diluted	$0.25	$0.07	$0.30	$0.07

Net income:
Basic	$0.27	$0.08	$0.34	$0.05

Diluted	$0.25	$0.07	$0.30	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,513,274	12,258,782	14,354,964	12,226,928

Diluted	17,071,389	12,781,075	16,065,350	12,757,620

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,864,901	$656,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	300,000
Depreciation and amortization	376,304	258,005
Minority interest in subsidiary	72,464	116,565
Loss on disposal of property, plant and equipment	4,759	3,276
Equity in income of unconsolidated affiliate	(1,251,442)	(922,041)
Distributions from unconsolidated affiliate	361,302	559,199
Stock compensation expense	373,628	33,000
Changes in other assets and liabilities:
Trade receivables, net	(19,597,931)	(3,234,439)
Inventories	(4,858,071)	290,265
Other current assets	(15,073)	270,546
Other noncurrent assets	(123,617)	3,159
Accounts payable	12,205,669	608,969
Accrued and other liabilities	4,327,940	2,516,041

Net cash provided by (used in) continuing operations	(3,259,167)	1,458,723
Net cash provided by (used in) discontinued operations of MCM	40,372	(345,065)

Net cash provided by (used in) operating activities	(3,218,795)	1,113,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(826,986)	(662,574)
Additions to patents and software development	(75,562)	(42,605)
Investment in unconsolidated affiliate	(1,246,359)	—
Proceeds from sale of property, plant and equipment	16,375	—

Net cash used in investing activities	(2,132,532)	(705,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net	26,223,364	—
Proceeds from stock warrant and option exercises	2,688,144	105,342
Net borrowings (payments) on line of credit	(1,314,200)	32,579
Proceeds from equipment loan	—	335,247
Principal payments on long-term notes payable	(3,375,494)	(596,481)
Cash distributions to minority interests	(381)	(55,125)
Payments on preferred stock redemptions	(74,863)	(422,758)
Payments on capital lease obligations	(1,888)	(1,690)

Net cash provided by (used in) financing activities	24,144,682	(602,886)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,793,355	(194,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,188,310	2,951,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,981,665	$2,757,082

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of June 30, 2006 and December 31, 2005 and
For the Three and Six Month Periods Ended June 30, 2006 and 2005
1. Summary of Significant Accounting Policies
     Organization – The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Southern Flow Companies, Inc. (“Southern Flow”), PowerSecure, Inc. (“PowerSecure”) (and its wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc. and EnergyLite, Inc.), Metretek, Incorporated (“Metretek Florida”) (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”)), and Marcum Gas Transmission, Inc. (“MGT”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”.
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 2006 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 2006 and June 30, 2005.
     Basic and Diluted Earnings Per Share – Earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for the Company’s stock for the period. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which the option or warrant exercise price is greater than the average market price of the Company’s common stock during the period. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from continuing operations	$4,227,262	$934,267	$4,864,901	$956,178
Loss from discontinued operations	—	—	—	(300,000)

Net income	$4,227,262	$934,267	$4,864,901	$656,178

Basic weighted-average common shares outstanding in period	15,513,274	12,258,782	14,354,964	12,226,928
Add dilutive effects of stock options and warrants	1,558,115	522,293	1,710,386	530,692

Diluted weighted-average common shares outstanding in period	17,071,389	12,781,075	16,065,350	12,757,620

Basic earnings (loss) per common share:
Income from continuing operations	$0.27	$0.08	$0.34	$0.08
Loss from discontinued operations	—	—	—	(0.03)

Basic earnings per common share	$0.27	$0.08	$0.34	$0.05

Diluted earnings (loss) per common share:
Income from continuing operations	$0.25	$0.07	$0.30	$0.07
Loss from discontinued operations	—	—	—	(0.02)

Diluted earnings per common share	$0.25	$0.07	$0.30	$0.05

     Stock Based Compensation – As of January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures.
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
     Net income for the three months ended June 30, 2006 includes $209,921 of compensation costs related to outstanding stock options and $16,500 of compensation costs related to restricted stock awards that vested during the period. Net income for the six months ended June 30, 2006 includes $340,628 of compensation costs related to outstanding stock options and $33,000 of compensation costs related to restricted stock awards that vested during the period. Net income for the three months ended June 30, 2005 includes $16,500 of compensation costs related to restricted stock awards that vested during the period. Net income for the six months ended June 30, 2005 includes $33,000 of compensation costs related to restricted stock awards that vested during the period. There were no net income tax benefits related to the Company’s stock-based compensation arrangements during the three or six months ended June 30, 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets at June 30, 2006. All of the stock-based compensation expense is included in general and administrative expenses for each reporting period.
     The Company maintains stock plans under which the Company may grant stock awards, incentive stock options, and nonqualified stock options to employees and officers, consultants, and non-employee directors. Nonqualified stock options have been granted in prior years to our directors (which generally vest immediately) under both our 1991 Directors’ Stock Plan and under our 1998 Stock Plan. Nonqualified and incentive stock options have been granted in prior years to our officers and employees (which generally vest over periods up to four years) under our 1991 Stock Option Plan and our 1998 Stock Plan. During the six months ended June 30, 2006, 22,500 nonqualified stock options were issued to the directors of the Company under the 1998 Stock Plan. During the six months ended June 30, 2006, 140,000 nonqualified stock options were issued to new employees of the Company outside of the Company’s existing stock option plans pursuant to an exception provided by the American Stock Exchange and 106,000 qualified stock options were issued to employees of the Company under the 1998 Stock Plan. On June 12, 2006, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan by 1,000,000 shares to a total of 3,750,000 shares of common stock of the Company. At June 30, 2006, there were 828,866 options available for grant under the Company’s 1998 Stock Plan and there were no options available for grant under the Company’s 1991 Stock Plans.
     A summary of option activity for the six months ended June 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted	268,500	12.93
Exercised	(412,419)	2.21
Canceled	—	—
Forfeited	—	—

Balance, June 30, 2006	2,145,224	$4.37	6.96	$15.69

Exercisable, June 30, 2006	1,560,891	$3.06	6.13	$18.08

     The weighted average grant date fair value of the 22,500 options granted to the Company’s directors during the three months ended June 30, 2006 was $12.90. The weighted average grant date fair value of the 246,000 options granted to employees during the six months ended June 30,

2006 was $8.37. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions: expected stock price volatility of 88%; risk free interest rate of 4.65%; no dividends; and an expected future life of four years for employees and ten years for directors. The fair value of the stock option grants are amortized over the respective vesting period using the straight-line method and assuming a forfeiture rate of 5%.
     As of June 30, 2006, there was $2,470,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.95 years.
     The total intrinsic value of stock options exercised was $2,090,000 and $4,734,000 during the three and six months ended June 30, 2006, respectively. The total fair value of stock awards vested was $138,000 and $209,000 during the three and six months ended June 30, 2006, respectively.
     Cash received from stock option exercises for the three and six months ended June 30, 2006 was $405,000 and $913,000, respectively. Cash received from stock option exercises for the three and six months ended June 30, 2005 was $0 and $111,000, respectively.
     The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123(R) for the three and six month periods ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income — as reported	$934,267	$656,178

Deduct: Total stock-based employee compensation expense determined under fair value based method	(103,937)	(185,310)

Net income — pro forma	$830,330	$470,868

Income per basic common share:
As reported	$0.08	$0.05

Pro forma	$0.07	$0.04

Income per diluted common share:
As reported	$0.07	$0.05

Pro forma	$0.06	$0.04

     The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2005: stock price volatility of 46%; risk-free interest rate of 4.25%; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

     Statement of Cash Flows – The Company considers all highly liquid and unrestricted investments with a maturity of three months or less from the date of purchase to be cash equivalents.
     Minority Interest – The minority shareholder’s interest in the equity and the income of CAC LLC is included in minority interest in the accompanying consolidated financial statements. Effective April 1, 2006, the assets (consisting principally of the investment in MM 1995-2) and liabilities of CAC LLC (consisting principally of a long-term note payable) were distributed to its shareholders (including MGT), the separate operating activities of CAC LLC ceased, and the minority shareholder’s interest in the equity and income CAC LLC has been eliminated.
     Reclassification – Certain 2005 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company’s net income (loss) or stockholders’ equity.
2. Significant Equity Transactions
     Stock Warrant Exercises – At December 31, 2005, 892,518 stock purchase warrants that had been issued in connection with a private placement in May 2004 remained outstanding. The warrants have an exercise price of $3.41 per share of common stock and expire in May 2009. On January 19, 2006, the Company exercised its right to call the remaining outstanding warrants by requiring the exercise of the warrants prior to February 19, 2006. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to the Company and the issuance of 705,000 shares of common stock of the Company. At June 30, 2006, 91,001 warrants remained outstanding due to restrictions placed upon one group of the warrant holders to limit its holdings of the Company’s common stock to 9.999% of total shares outstanding.
     Private Placement – On April 7, 2006, the Company completed a private placement of 2,012,548 shares of its common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “Private Placement”). The Private Placement was made pursuant to a Securities Purchase Agreement, dated as of March 29, 2006. In addition, the Company entered into a Registration Rights Agreement, dated March 29, 2006, with the investors, pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register the resale of the shares purchased in the Private Placement by the investors, that was declared effective by the SEC on May 9, 2006. The Company is obligated to use its reasonable best efforts to keep the registration statement continuously effective until the earliest of five years after its effective date or until all of the shares covered by the registration statement have been sold or may be sold without the volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”).
     The Company received net cash proceeds of approximately $26 million from the Private Placement, of which it used $5,064,000 for the retirement of long-term debt, and the balance of which it has and intends to continue to use for capital expenditures and for working capital purposes. The Company paid a cash commission in the amount of $1,856,419 to Roth Capital Partners, LLC, its placement agent in the Private Placement. The shares were issued in the

Private Placement only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The issuance of the shares to the investors was not registered under the Securities Act and may not be offered or sold by the investors except pursuant to the registration statement discussed above or pursuant to an applicable exemption.
3. Investment in Unconsolidated Affiliate
     During the first quarter 2006, the Company acquired additional equity interests in MM 1995-2, its unconsolidated affiliate. The purchase price of $1,246,000 was financed from a combination of cash on hand and borrowings on the Company’s lines of credit. As a result, the Company, through MGT, now owns a 36% economic interest in MM 1995-2. The Company utilizes the equity method to account for its investment in MM 1995-2. Summarized financial information for MM 1995-2 at June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, are as follows:

	June 30,	December 31,
	2006	2005
Total current assets	$4,005,132	$2,173,222
Property, plant and equipment, net	6,071,081	6,180,090
Total other assets	11,565	15,429

Total assets	$10,087,778	$8,368,741

Total current liabilities	$898,848	$1,151,906
Long-term note payable	630,927	912,799
Total shareholders’ equity	8,558,003	6,304,036

Total liabilities and shareholders’ equity	$10,087,778	$8,368,741

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues	$2,560,603	$2,359,060	$5,490,776	$5,064,647
Total costs and expenses	1,118,669	1,184,855	2,236,809	2,096,699

Net income	$1,441,934	$1,174,205	$3,253,967	$2,967,948

     The Company’s equity investment in unconsolidated affiliate balance at June 30, 2006 includes approximately $808,000 of unamortized purchase price premium on interests acquired. The purchase price premium is being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.

4. Debt
     The balance of notes payable at June 30, 2006 and December 31, 2005 consists of the following:

	June 30	December 31
	2006	2005
Lines of credit	$—	$1,314,200
Term loans:
Settlement note payable	—	1,687,500
Equipment and project loans	—	1,210,604
Investment loan	—	629,505

Total notes payable	—	4,841,809

Less current maturities:
Settlement note payable	—	(750,000)
Equipment and project loans	—	(300,453)
Investment loan	—	(197,833)

Current maturities of notes payable	—	(1,248,286)

Long-term maturities of notes payable	$—	$3,593,523

     Upon completion of the Private Placement described in Note 2, in April 2006 the Company paid down its lines of credit and term loan balances to $0 and has extinguished all of its term loan debt. At present, the Company has retained its lines of credit and has amended its credit agreement with its lender to eliminate the annual facility fee, reduce the unused line fee, reduce the interest rate on any borrowings and to reduce or eliminate certain compliance reporting requirements until such time as the Company may borrow under the lines of credit.
5. Commitments and Contingencies
     Class Action and Related Litigation— In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee. A settlement to fully resolve all claims by the class against the Company and its affiliates was submitted and granted final approval by the district court on June 11, 2004. The loss that occurred as a result of the class action and settlement was recorded by the Company in the fourth quarter of 2002. All obligations of the Company under the settlement were extinguished during the second quarter of 2006.
     The Company is vigorously pursuing cross-claims and third party claims (“Other Party Claims”), including claims against the prior owners of the assets and against attorneys, consultants and a brokerage firm (the “Other Parties”) involved in the transactions underlying the claims in the Class Action, seeking recovery of damages and contribution, among other things, from the Other Parties. Some of the Other Parties have asserted counterclaims against the Company, which the Company is aggressively defending and believes are without merit. Out of any net recovery from the resolution of any of these claims, which is calculated by deducting the

Company’s litigation expenses and any counterclaims against us that result in a recovery by Other Parties related to the Other Parties’ liability to the Class (but is calculated without deducting any other counterclaims successfully asserted against us by the Other Parties), 50% would be allocated to the Company, and the remaining 50% would be allocated to additional settlement funds.
     A trial on all remaining claims is currently set for August 2007. The Company cannot provide any assurance that it will be successful on any of the Other Party Claims or that it will prevail on the counterclaims brought against it by the Other Parties.
     Other Matters – On March 14, 2006, the Company received a letter from the Market Regulation Department of the National Association of Securities Dealers (the “NASD”), on behalf of the American Stock Exchange, advising that it is conducting a review of trading activity in the Company’s common stock from November 2005 until the present. In that letter, the NASD requested various documents and information in connection with the Company’s announcements, contracts and orders during that time period. Management of the Company is cooperating fully with this review and has provided to the NASD the documentation that confirms all such contracts and orders supporting the Company’s announcements. The NASD letter states that its inquiry should not be construed as an indication that the NASD has determined that any violations of American Stock Exchange rules or federal securities laws have occurred, or a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.
     On May 17, 2006, the Company received a letter from the Securities and Exchange Commission (the “SEC”) notifying the Company that the SEC is conducting an informal, non-public inquiry regarding the Company. The inquiry requested the voluntary provision of a chronology of recent events relating to announcements made by the Company in February and March 2006 of orders received by the Company’s PowerSecure subsidiary, which includes events that were the subject of the previous review by the NASD. The SEC has advised the Company that the inquiry should not be construed as an indication by the SEC that any violation of law has occurred, and should not be considered a reflection upon any person or entity. Management of the Company is cooperating fully with this inquiry and has provided to the SEC the information requested.
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
     Preferred Stock Redemption—During the six months ended June 30, 2006, the Company retired an additional 51 shares of its Series B Preferred Stock at a redemption value of $75,000. The balance of the unpaid redemption obligation at June 30, 2006 and December 31, 2005, was $330,000 and $405,000, respectively, and is included in Accrued and other liabilities in the accompanying consolidated balance sheets.
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
     The operations of the Company’s distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2006, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a “turn-key” basis, where the customer purchases the systems from PowerSecure.
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

	Summarized Segment Financial Information
	(all amounts reported in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Southern Flow	$3,974	$3,351	$8,314	$6,587
PowerSecure	31,080	9,727	40,744	13,545
Metretek Florida	851	870	1,585	1,514
Other	338	88	433	200

Total	$36,243	$14,036	$51,076	$21,846

Segment profit (loss) (1):
Southern Flow	$805	$568	$1,485	$1,027
PowerSecure	3,540	824	3,796	690
Metretek Florida	(85)	(141)	(129)	(327)
Other	(531)	(636)	(1,355)	(1,226)

Total	$3,729	$615	$3,797	$164

Capital expenditures:
Southern Flow	$13	$28	$46	$74
PowerSecure	460	131	828	576
Metretek Florida	—	40	1	55
Other	2	—	28	—

Total	$475	$199	$903	$705

Depreciation and amortization:
Southern Flow	$30	$34	$60	$68
PowerSecure	125	59	217	108
Metretek Florida	30	34	61	67
Other	19	7	38	15

Total	$204	$134	$376	$258

	June 30,
	2006	2005
Total assets:
Southern Flow	$10,828	$9,514
PowerSecure	41,395	16,467
Metretek Florida	3,870	4,414
Other	22,821	2,513

Total	$78,914	$32,908

(1)	Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest and income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
          The following discussion of our results of operations for the three and six month periods ended June 30, 2006 (referred to herein as the “second quarter 2006” and “six month period 2006”, respectively) and 2005 (referred to herein as the “second quarter 2005” and “six month period 2005”, respectively) and of our financial condition as of June 30, 2006 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.
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
     PowerSecure is an expanding company that has developed a distributed generation turn-key business. In addition, during the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment and in January 2006, it announced a third addition to its operations, EnergyLite. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. These units are intended to increase PowerSecure’s future growth opportunities beyond its core distributed generation business. Notwithstanding the addition of these business units, PowerSecure is still in large part dependent upon the size and timing of projects, and its results of operations can be significantly impacted by large, individual projects. In November 2005 and March 2006, PowerSecure announced that it had received orders from Publix Super Markets, Inc. (“Publix”), a large commercial customer, for distributed generation projects that are expected to generate $115 million in revenues in the aggregate, of which approximately $65 million is scheduled to be completed during 2006 and the remainder during 2007. During the second quarter 2006, PowerSecure’s revenues and segment profit showed substantial increases over the second quarter 2005 primarily due to the commencement of revenues from the Publix projects as well as the growth of PowerSecure’s core distributed generation business and its new businesses as well as normal quarter-to-quarter fluctuations inherent in its operations. During the second quarter 2006, PowerSecure’s revenues were $31,080,000, of which $20,094,000 was attributable to the Publix projects, an increase of $21,353,000, or 220%, over the second quarter 2005.
     Southern Flow is a well established, strong and expanding oil field services company that renders natural gas measurement and other services to oil and gas production companies. Due to the location of the production assets of many of its key customers, Southern Flow’s business in the second half of fiscal 2005 was adversely affected by Hurricanes Katrina and Rita. During the first quarter 2006, Southern Flow’s Gulf Coast operations returned to normal levels. Southern Flow’s revenues increased by $623,000, or 19%, during the second quarter 2006 as compared to the second quarter 2005, due, in part, to increased field work and equipment sales related to repairing customer facilities that incurred hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
     Metretek Florida has been in operation since 1977 with a core business of designing, manufacturing and selling data collection and energy measurement monitoring systems. In late 2004, we decided to restructure Metretek Florida’s business and discontinue its contract manufacturing operations. Metretek Florida’s future results of operations will be largely dependent upon its ability to successfully address its core markets, as well as its ability to generate incremental sales from certain new markets into which it has recently introduced new telemetry products. Metretek Florida experienced a small decline in revenues but also a reduction in its segment losses during the second quarter 2006 as compared to the second quarter 2005, due to normal fluctuations in its business.

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
     Due principally to an increase in revenues by PowerSecure, our consolidated revenues during the second quarter 2006 increased by $22,207,000, representing a 158% increase over second quarter 2005 consolidated revenues. We recorded income from continuing operations and net income of $4,227,000 during the second quarter 2006, including $521,000 equity in income from MM 1995-2, as compared to income from continuing operations and net income of $934,000 during the second quarter 2005, which included $365,000 equity in income of MM 1995-2.
     During the six month period 2006, PowerSecure’s revenues and segment profit increased significantly over the six month period 2005 due to the commencement of revenues from the Publix projects. Southern Flow’s revenues and segment profit also showed improvements during the six month period 2006 over the six month period 2005 as a result of generally improved market conditions and equipment sales related to repairing customer facilities that received hurricane damages in 2005. Metretek Florida’s revenues also increased slightly during the six month period 2006 as compared to the six month period 2005, due to normal fluctuations in its business.
     Due principally to the increase in revenues at PowerSecure, as well as an increase in revenues at Southern Flow, our consolidated revenues during the six month period 2006 increased by $29,230,000, representing a 134% increase over the six month period 2005 consolidated revenues. We recorded income from continuing operations of $4,865,000 during the six month period 2006, including $1,251,000 equity in income from MM 1995-2, as compared to income from continuing operations of $956,000 during the six month period 2005, which included $922,000 equity in income of MM 1995-2. Our net income after discontinued operations was $4,865,000 during the six month period 2006, as compared to net income after discontinued operations of $656,000 during the six month period 2005, which included a loss on discontinued operations of $300,000.
     During the six month period 2006, we took substantial steps to improve our balance sheet and liquidity, to reduce our long-term debt obligations, and to provide financial resources to support the expansion of our operations. In January 2006, we exercised our right to call the remaining outstanding warrants that had been issued in connection with a private placement in May 2004. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to the Company and the issuance of 705,000 shares of common stock of the Company. Further, on April 7, 2006, we completed a private placement of 2,012,548 shares of our common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “Private Placement”).

     Of the approximately $26 million in net cash proceeds we received from the Private Placement, we used approximately $5.1 million to retire long-term debt, and we intend to use the remainder for capital expenditures and for working capital purposes. Upon completion of the Private Placement we paid down our lines of credit and term loan balances to $0 and extinguished all of our term loan debt.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(all amounts reported in thousands)
Revenues:
Southern Flow	$3,974	$3,351	$8,314	$6,587
PowerSecure	31,080	9,727	40,744	13,545
Metretek Florida	851	870	1,585	1,514
Other	338	88	433	200

Total	$36,243	$14,036	$51,076	$21,846

Gross Profit:
Southern Flow	$1,168	$893	$2,285	$1,769
PowerSecure	7,848	2,331	10,868	3,405
Metretek Florida	496	463	965	773

Total	$9,512	$3,687	$14,118	$5,947

Segment Profit (Loss) (1):
Southern Flow	$805	$568	$1,485	$1,027
PowerSecure	3,540	824	3,796	690
Metretek Florida	(85)	(141)	(129)	(327)
Other	(531)	(636)	(1,355)	(1,226)

Total	$3,729	$615	$3,797	$164

(1)	Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest and income taxes.
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
     The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2006, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure.
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
Second Quarter 2006 Compared to Second Quarter 2005
     Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the second quarter 2006 increased $22,207,000, or 158%, compared to the second quarter 2005 due to increase in revenues at PowerSecure and Southern Flow.
     PowerSecure’s revenues increased $21,353,000, or 220%, during the second quarter 2006 compared to the second quarter 2005. The increase in PowerSecure’s revenues during the second quarter 2006 compared to the second quarter 2005 was due to a $20,630,000 increase in distributed generation turn-key system project sales and services together with an increase of

$723,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues. The increase in PowerSecure’s distributed generation turn-key system project sales and services revenues was largely attributable to a substantial increase in the total number of projects completed or in process during the second quarter 2006 compared to the second quarter 2005. The increase in the number of distributed generation projects was primarily due to the commencement of revenues from the Publix projects, as well as an expansion of PowerSecure’s projects into new geographic markets as a result of increased marking efforts and the growth and market acceptance of new products and services by PowerSecure. The increase in PowerSecure’s service related revenues included $357,000 from PowerServices and UtilityEngineering, PowerSecure’s recently formed operating subsidiaries. PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
     Southern Flow’s revenues increased $623,000, or 19%, during the second quarter 2006, as compared to the second quarter 2005, due, in part, to increased field work and equipment sales related to repairing customer facilities that incurred hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
     Metretek Florida’s revenues decreased slightly by $19,000, or 2%, during the second quarter 2006 compared to the second quarter 2005 due to normal fluctuations in its business as it continues to develop its M2M business and create new sales opportunities. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
     Other revenues increased $250,000 during the second quarter 2006, as compared to the second quarter 2005. This increase was comprised principally of interest earned on cash and cash equivalents balances which resulted from the net proceeds of our recent Private Placement as well as an increase in fees earned from managing our unconsolidated affiliate.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Quarter-over-Quarter
	Quarter Ended June 30,		Difference
	2006	2005	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services Southern Flow	$2,806	$2,458	$348	14%
PowerSecure	23,232	7,396	15,836	214%
Metretek Florida	355	406	(51)	-13%

Total	26,393	10,260	16,133	157%

General and administrative	4,502	1,993	2,509	126%
Selling, marketing and service	1,173	723	450	62%
Depreciation and amortization	204	134	70	52%
Reserarch and development	195	164	31	19%
Interest, finance charges and other	46	147	(101)	-69%
Income taxes	23	—	23	na
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 157% increase in cost of sales and services for the second quarter 2006, compared to the second quarter 2005, was attributable almost entirely to the increase in sales at PowerSecure and Southern Flow.
     The 214% increase in PowerSecure’s costs of sales and services in the second quarter 2006 is almost entirely a direct result of the 220% increase in PowerSecure’s revenues. PowerSecure’s gross profit margin increased to 25.3% during the second quarter 2006, as compared to 24.0% during the second quarter 2005, reflecting both cost efficiencies in project installation and construction as well as a higher percentage of professional service revenues, which have higher associated profit margins, in the second quarter 2006 compared to the second quarter 2005.
     The 14% increase in Southern Flow’s costs of sales and services in the second quarter 2006 is the result of the 19% increase in its revenues. Southern Flow’s gross profit margin increased to 29.4% for the second quarter 2006, compared to 26.6% during the second quarter 2005, which is the result of price increases charged to customers for its services.
     The 13% decrease in Metretek Florida’s costs of sales and services in the second quarter 2006, notwithstanding a 2% decline in Metretek Florida’s revenues, was due primarily to cost reductions in component parts of its products. As a result, Metretek Florida’s gross profit margin increased to 58.3% for the second quarter 2006, compared to 53.3% for the second quarter 2005.
     General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 126% increase in general and administrative expenses in the second quarter 2006, as compared to the second quarter 2005, was due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business, and increased corporate overhead costs related to stock compensation expense and professional services.
     Selling, marketing and service expenses consist of personnel and related overhead costs,

including commissions for sales and marketing activities, together with advertising and promotion costs. The 62% increase in selling, marketing and service expenses in the second quarter 2006, as compared to the second quarter 2005, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during the second quarter 2006.
     Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 52% increase in depreciation and amortization expenses in the second quarter 2006, as compared to the second quarter 2005, primarily reflects an increase in depreciable assets acquired by PowerSecure in the latter portions of fiscal 2005 as well as an increase in amortization expense associated with our purchase of additional equity interests in MM1995-2 in the first quarter 2006.
     Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 19% increase in research and development expenses in the second quarter 2006, as compared to the second quarter 2005, primarily reflects an increase in personnel costs.
     Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 69% decrease in interest, finance charges and other expenses in the second quarter 2006, as compared to the second quarter 2005, reflects the repayment of all of our long-term debt obligations, in the second quarter 2006.
     Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incur no federal income tax expense because of our consolidated net operating losses. The increase in income taxes in the second quarter 2006, as compared to the second quarter 2005, was due to increases in state income taxes incurred by PowerSecure in North Carolina and other states in which it generated taxable income.
Six Month Period 2006 Compared to Six Month Period 2005
     Revenues. Our consolidated revenues for the six month period 2006 increased $29,230,000, or 134%, compared to the six month period 2005. The increase was due to an increase in revenues at each of our operating subsidiaries.
     PowerSecure’s revenues increased $27,199,000, or 201%, during the six month period 2006 compared to the six month period 2005. The increase in PowerSecure’s revenues during the six month period 2006 compared to the six month period 2005 was due to a $25,872,000 increase in distributed generation turn-key system project sales and services together with an increase of $1,327,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services. The increase in PowerSecure’s distributed generation turn-key system project sales and services revenues was largely attributable to a substantial increase in the total number of projects completed or in process during the six month period 2006 compared to the six month period 2005. The increase in the number of distributed generation projects was primarily due to the commencement of revenues from the Publix projects, as well as an expansion of PowerSecure’s projects into new geographic markets as a result of increased marking efforts and the growth and market acceptance of new products and services by PowerSecure. The increase in PowerSecure’s service related revenues included $651,000 from PowerServices and UtilityEngineering, PowerSecure’s recently formed operating subsidiaries. PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
     Southern Flow’s revenues increased $1,727,000, or 26%, during the six month period 2006, as compared to the six month period 2005. The increase in Southern Flow’s revenues was primarily attributable to increased field work and equipment sales related to repairing customer facilities that incurred hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
     Metretek Florida’s revenues increased $71,000, or 5%, during the six month period 2006 compared to the six month period 2005. The decrease in Metretek Florida’s revenues during the six month period 2006 compared to the six month period 2005 was due to normal fluctuations in its business. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
     Other revenues increased $233,000, or 116%, during the six month period 2006, as compared to the six month period 2005. This increase was comprised principally of interest earned on cash and cash equivalents balances which resulted from the net proceeds of our recent Private Placement as well as an increase in fees earned from managing our unconsolidated affiliate.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Period-over-Period
	Six Months Ended June 30,		Difference
	2006	2005	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services Southern Flow	$6,029	$4,817	$1,212	25%
PowerSecure	29,875	10,140	19,735	195%
Metretek Florida	621	741	(120)	-16%

Total	36,525	15,698	20,827	133%

General and administrative	7,938	3,809	4,129	108%
Selling, marketing and service	1,932	1,297	635	49%
Depreciation and amortization	376	258	118	46%
Reserarch and development	373	326	47	14%
Interest, finance charges and other	135	294	(159)	-54%
Income taxes	112	13	99	762%
     The overall 133% increase in cost of sales and services for the six month period 2006, compared to the six month period 2005, was attributable almost entirely to increased revenues at Southern Flow and PowerSecure.
     The 195% increase in PowerSecure’s costs of sales and services in the six month period 2006 is almost entirely a direct result of the 201% increase in PowerSecure’s revenues. PowerSecure’s gross profit margin increased to 26.7% during the six month period 2006, as compared to 25.1% during the six month period 2005, reflecting both cost efficiencies in project installation and construction as well as a higher percentage of professional service revenues, which have higher associated profit margins.
     The 25% increase in Southern Flow’s costs of sales and services in the six month period 2006 is the result of the 26% increase in its revenues. Southern Flow’s gross profit margin improved to 27.5% for the six month period 2006, compared to 26.9% during the six month period 2005, which is within the range of normal fluctuations for Southern Flow.
     The 16% decrease in Metretek Florida’s costs of sales and services in the six month period 2006, notwithstanding a 5% increase in Metretek Florida’s revenues, was due primarily as the result of cost reductions in component parts of its products. As a result, Metretek Florida’s gross profit margin increased to 60.8% for the six month period 2006, compared to 51.1% for the six month period 2005.
     The 108% increase in general and administrative expenses in the six month period 2006, as compared to the six month period 2005, was due primarily to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business. In addition, increased corporate overhead costs related to stock compensation expense and professional services together with smaller increases in personnel and related overhead costs at Southern Flow and Metretek Florida also contributed to the overall increase in general and administrative expense during the six month period 2006, as compared to the six month period 2005.

          The 49% increase in selling, marketing and service expenses in the six month period 2006, as compared to the six month period 2005, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during the six month period 2006.
          The 46% increase in depreciation and amortization expenses in the six month period 2006, as compared to the six month period 2005, primarily reflects the effects of an increase in depreciable assets acquired by PowerSecure as well as an increase in amortization expense associated with our purchase of additional equity interests in MM1995-2 in the first quarter 2006.
          The 14% increase in research and development expenses in the six month period 2006, as compared to the six month period 2005, primarily reflects an increase in personnel costs.
          The 54% decrease in interest, finance charges and other expenses in the six month period 2006, as compared to the six month period 2005, reflects the repayment of all of our long-term debt obligations, in the second quarter 2006.
          The increase in income taxes in the six month period 2006, as compared to the six month period 2005, was due to increases in state income taxes incurred by PowerSecure in North Carolina and other states in which it generated taxable income.
Quarterly Fluctuations
          Our revenues, expenses, margins, net income and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the size, timing and terms of sales and orders, including large customer orders, such as the recent significant Publix orders at PowerSecure, as well as the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	the effects of severe weather conditions, such as hurricanes, on the demand requirements of our customers;

•	our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of development of our new businesses, including PowerSecure’s new businesses, and the growth of their markets;

•	the timing, pricing and market acceptance of our new products and services such as Metretek Florida’s new M2M offerings;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our product and service implementation process;

•	changes in the mix of products and services having differing margins;

•	changes in the mix of international and domestic revenues;

•	the life cycles of our products and services;

•	budgeting cycles of utilities and other major customers;

•	general economic and political conditions;

•	the effects of litigation, claims and other proceedings;

•	the effects of governmental regulations and regulatory changes in our markets;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of cyclical changes in energy prices;

•	changes in the prices charged by our suppliers;

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions;

•	changes in our operating expenses; and

•	the development and maintenance of business relationships with strategic partners.
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
          Over PowerSecure’s five year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure’s revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, such as the recent significant orders received by PowerSecure, and the timing of the completion of those projects. In addition, distributed generation is an emerging market without an established customer base. As PowerSecure develops new related lines of business, its revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in PowerSecure’s quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through June 30, 2006, the majority of PowerSecure’s revenues constituted non-recurring revenues.
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
     Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. At June 30, 2006, we had working capital of $32,965,000, including $20,982,000 in cash and cash equivalents, compared to working capital of $4,911,000 on December 31, 2005, which included $2,188,000 in cash and cash equivalents.
     Net cash used in operating activities was $3,219,000 in the six month period 2006, consisting of approximately $4,802,000 of cash provided by operations, before changes in assets and liabilities, approximately $8,061,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $40,000 of cash provided by discontinued operations of MCM. This compares to net cash provided by operating activities of $1,114,000 in the six month period 2005, consisting of approximately $1,004,000 of cash provided by operations, before changes in assets and liabilities, approximately $455,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $345,000 of cash used by discontinued operations of MCM.
     Net cash used in investing activities was $2,133,000 in the six month period 2006, as compared to net cash used in investing activities of $705,000 in the six month period 2005. The majority of the net cash used by investing activities during the six month period 2006 was attributable to the purchase of our additional investment in our unconsolidated affiliate. The net cash used by investing activities during the six month period 2005 was attributable to equipment purchases for two shared savings distributed generation projects.
     Net cash provided by financing activities was $24,145,000 in the six month period 2006, compared to net cash used in financing activities of $603,000 in the six month period 2005. The majority of the net cash provided by financing activities during the six month period 2006 was attributable to cash proceeds from the Private Placement and exercise of stock warrants and options, partially offset by net payments on our line of credit and principal payments on our long-term notes payable. The majority of the net cash used by financing activities during the six month period 2005 was attributable to net payments on our line of credit, principal payments on debt obligations, and cash payments made on our preferred stock redemptions.
     Our research and development expenses totaled $373,000 during the six month period 2006 compared to $326,000 during the six month period 2005. Virtually all of our six month period 2006 research and development expenses were directed toward the enhancement of Metretek Florida’s business, including the development of its M2M communications products. During fiscal 2006, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2006 will total approximately $700,000, virtually all of which will be directed to Metretek Florida’s business.
     Our capital expenditures during the six month period 2006 were approximately $903,000, the vast majority of which was incurred for the purchase of miscellaneous equipment items at PowerSecure. During the six month period 2005, our capital expenditures were approximately $705,000, including $427,000 of capital expenditures incurred in building three PowerSecure shared savings distributed generation projects. We anticipate capital expenditures in fiscal 2006 of approximately $1.5 million, the vast majority of which will be for the benefit of the business of PowerSecure. In addition, we may incur additional capital expenditures for PowerSecure’s shared savings distributed generation projects during fiscal 2006.
     Project Loans. On May 9, 2005, Caterpillar Financial Services Corporation (referred to herein, collectively with its affiliate Caterpillar Power Finance, as “Caterpillar”) offered PowerSecure a $5,000,000 line of credit (the “Caterpillar Equipment Line”) to finance the purchase, from time to time, of Caterpillar generators to be used in PowerSecure projects, primarily in shared savings arrangements, pursuant to a letter by Caterpillar to PowerSecure containing the terms of this credit line. Under the Caterpillar Equipment Line, PowerSecure may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project. PowerSecure had three shared savings project loans and one equipment loan outstanding to Caterpillar in the aggregate amount of $1,137,000 at March 31, 2006. Upon completion of the Private Placement described above, in April 2006 we paid down our term loan balances to $0 and extinguished all of our obligations to Caterpillar under the term loans.
     On May 18, 2006, Caterpillar notified PowerSecure that Caterpillar renewed the Caterpillar Equipment Line until April 30, 2007, and increased its size to $7,500,000. The letter setting forth the terms of the renewed and increased Caterpillar Equipment Line confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but provides that it is not an unconditional binding commitment to provide such financing. The Caterpillar Equipment Line is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. At June 30, 2006, PowerSecure had the full $7.5 million available for additional equipment purchases under the Caterpillar Equipment Line.
     Working Capital Credit Facility. We have a credit facility (“Credit Facility”) with First National Bank of Colorado (the “FNBC”), providing for a $4.5 million revolving credit facility (the “Credit Facility”), which was modified August 7, 2006 to reduce the interest rate on borrowed funds, reduce the unused line fee, eliminate the annual fee and relax certain financial covenants and reporting requirements. Southern Flow and PowerSecure are the borrowers under the Credit Facility. Amounts, if any, borrowed under the Credit Facility currently bear interest at the lender’s prime rate. The Credit Facility matures on September 1, 2007. The Credit Facility had been used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida. In April 2006, upon completion of the Private Placement described above, we paid down our Credit Facility balances to $0.
     The Credit Facility is structured in two parts: a $2.5 million facility for PowerSecure (the “PowerSecure Facility”) and a $2.0 million facility for Southern Flow (the “Southern Flow Facility”). Borrowings under the PowerSecure Facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure’s eligible accounts receivable, plus 25% of the sum of PowerSecure’s unbilled accounts receivable less the amount of PowerSecure’s unearned revenues or advanced billings on contracts, plus 25% of PowerSecure’s inventory. Borrowings under the Southern Flow Facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow’s eligible accounts receivable plus 20% of Southern Flow’s inventory. At June 30, 2006, the aggregate borrowing base under the Credit Facility was $4,500,000, all of which was available for borrowing.
     The obligations of PowerSecure and Southern Flow, as borrowers, under the Credit Agreement are secured by security agreements (the “Security Agreements”) by Southern Flow, PowerSecure and Metretek Florida and are guaranteed by the Company. The Security Agreements grant to FNBC a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.
     The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants pertaining to minimum current assets to current liabilities ratio for PowerSecure, minimum tangible net worth for Southern Flow and maximum debt to tangible net worth ratios of the Company. The Credit Agreement contains other customary covenants that apply to us and to PowerSecure, Southern Flow and Metretek Florida, limiting the incurrence of additional indebtedness or liens, restricting dividends and redemptions of capital stock, restricting their ability to engage in mergers, consolidations, sales and acquisitions, to make investments, to issue guarantees of other obligations, to engage in transactions with affiliates to or make restricted payments and other matters customarily restricted in secured loan agreements, without FNBC’s prior written consent.
     The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.
     Preferred Stock Redemption. The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at June 30, 2006 is approximately $330,000.
     Term Loan. CAC LLC had a term loan outstanding to a commercial bank in the amount of $579,000 at March 31, 2006. The term loan financed our purchase of additional equity interests in our unconsolidated affiliate, MM 1995-2, in fiscal 2004. The term loan was secured by our interests in MM 1995-2, and we provided a guaranty of $625,000 of the term loan. The term loan provided for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. In April 2006, upon completion of the Private Placement described above, we distributed the assets (consisting principally of the investment in MM 1995-2) and liabilities (consisting principally of the term loan) of CAC LLC to its shareholders (including MGT), paid down our share of the term loan balance to $0, and extinguished all of our obligations to the lender under the term loan.

     Settlement Note. We had a settlement note outstanding in the amount of $1,500,000 at March 31, 2006 as a result of class action litigation that was settled in fiscal 2004. The settlement note bore interest at the rate of prime plus three percent and was payable in 16 quarterly installments of $187,500 principal plus accrued interest each. In April 2006, upon completion of the Private Placement described above, we paid down the settlement note balance to $0 and extinguished all of our obligations to the class action settlement note holders.
     Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our Credit Facility or under the Caterpillar Equipment Line, we are obligated to make future payments under those facilities. The following table sets forth our contractual obligations and commercial commitments as they existed at June 30, 2006.

	Payments Due by Period (1)
		Remainder of	Years	Years	After
	Total	2006	2007-2008	2009-2010	2010
Contractual Obligations
Credit Facility (2)	$—	$—	$—	$—	$—
Capital Lease Obligations	5,000	2,000	3,000	—	—
Operating Leases	4,024,000	372,000	1,257,000	771,000	1,624,000
Series B Preferred Stock	330,000	330,000	—	—	—
Caterpillar Equipment Line (2)	—	—	—	—	—

Total	$4,359,000	$704,000	$1,260,000	$771,000	$1,624,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of June 30, 2006, not projected borrowings under the Credit Facility or the Caterpillar Equipment Line.
     Off-Balance Sheet Arrangements. During the six month period 2006, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
     Liquidity. Based upon our plans and assumptions as of the date of this Report, we currently believe that our capital resources, including our cash and cash equivalents, proceeds from our recent Private Placement, amounts available under our Credit Facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, research and development, capital expenditures and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “—Cautionary Note

Regarding Forward-Looking Statements” below in this Item and Part II, Item 1A “Risk Factors” below. We continually evaluate opportunities to raise additional capital from sales of equity or debt securities, to improve or to expand our credit facilities, or otherwise to strengthen our financial position. We also continually evaluate opportunities to expand our current, or to develop new, products, services, technologies and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technologies that might affect our liquidity requirements. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect.
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
     Our net income for six month period 2006 includes $341,000 of compensation costs recognized under the provisions of FAS 123(R) related to outstanding stock options. There were no net income tax benefits related to our stock-based compensation arrangements during the six month period 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets at June 30, 2006. All of our stock-based compensation expense is included in general and administrative expenses in our consolidated statement of operations.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement in the period of change. FAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, FAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of FAS 154 had no effect on our financial position or results of operations during the six month period 2006.
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
          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.
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

     At June 30, 2006, our cash and cash equivalent balance was approximately $21 million and our Credit Facility had a zero balance. All of our cash equivalents are currently invested in money market mutual funds, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2006, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations in Control systems
     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in disputes and legal proceedings. For a description of these legal proceedings, see note 5 to our consolidated financial statements, “Commitments and Contingencies,” which is contained in Item 1 of Part I of this Report and incorporated herein by this reference.
Item 1A. Risk Factors
     Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this Report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and the risk factor set forth in “Item 1.A Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, including the following risk factor which we have updated in light of recent events:
     Terrorist activities and other international hostilities, including the expanding hostilities in the Middle East, could adversely affect our business and our results of operations.
     The growing threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world, affecting our suppliers and our customers. For example, we acquire certain equipment for Metretek Florida’s products from manufacturers that have their operations in the Middle East, and the expanding hostilities in that region could disrupt their ability to manufacture, and thus supply to us, equipment and parts integral to our products, which would adversely affect our ability to sell our products, derive revenues, and generate income and cash flow. In addition, to the extent that such disruptions result in reductions by our customers in their capital expenditures or spending on technology, or in longer sales cycles or the deferral or delay of customer orders, or otherwise adversely affect our ability to effectively market our products or services, our business and results of operations could be materially and adversely affected.
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
     The Private Placement was made pursuant to a Securities Purchase Agreement, dated as of March 29, 2006. In addition, we entered into a Registration Rights Agreement, dated March 29, 2006, with the investors, pursuant to which we filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register the resale of the shares purchased in the Private Placement by the investors, that was declared effective by the SEC on May 9, 2006. We are obligated to use our reasonable best efforts to keep the registration statement continuously effective until the earliest of five years after its effective date or until all of the shares covered by the registration statement have been sold or may be sold without volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”).
     We received net cash proceeds of approximately $26 million from the Private Placement, which we used for the retirement of long-term debt, and we intend to use for capital expenditures and for working capital purposes. We paid a cash commission in the amount of $1,856,419 to Roth Capital Partners, LLC, our placement agent in the Private Placement. The shares were issued in the Private Placement only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The issuance of the shares by the Company to the investors was not registered under the Securities Act and may not be offered or sold by the investors except pursuant to the registration statement discussed above or pursuant to an applicable exemption.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders, held on June 12, 2006, the following proposals were submitted to and approved by the stockholders of the Company:

Proposal 1:	To elect one director for a three-year term and until his successor is duly elected and qualified.

	For	Withheld
Anthony D. Pell	12,210,102	280,200

Proposal 2:	To approve amendments to our 1998 Stock Incentive Plan to (i) increase the number of shares of Common Stock authorized for issuance thereunder by 1,000,000 shares, (ii) eliminate the provision requiring formula grants of stock options to non-employee directors, (iii) prohibit the repricing of stock options without stockholder approval, and (iv) address and comply with Section 409A of the Internal Revenue Code of 1986, as amended.

For	Against	Abstain	Broker Non-Votes
5,641,187	1,341,299	28,912	5,478,274

Proposal 3:	To ratify the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain
12,106,732	378,070	5,500
Item 5. Other Information
          On August 7, 2006, we, along with our wholly-owned subsidiaries Southern Flow Companies, Inc. (“Southern Flow”), PowerSecure, Inc. (“PowerSecure”) and Metretek, Incorporated (“Metretek Florida”), entered into a First Modification of Loan Documents (the “Modification”), effective as of June 30, 2006, with First National Bank of Colorado (the“Lender”), amending certain terms and conditions of the Credit Agreement, dated as of September 2, 2005, which provides for an aggregate $4.5 million revolving credit facility (the “Credit Facility”). Southern Flow and PowerSecure are the borrowers under, and the Company is the guarantor of, the Credit Facility. As of June 30, 2006, the Company had no balance outstanding under the Credit Facility and had an aggregate borrowing base of approximately $4.5 million.
          The Modification provides for the following amendments to the Credit Agreement:
•	The elimination of the annual facility fee;

•	A reduction by 50% in the annual unused fee to 0.125% of the average unused amount of the Credit Facility;

•	The elimination of the accounts and inventory of Metretek Florida from the definitions and computations of eligible accounts receivable and eligible inventory, respectively;

•	A reduction in the rate of interest on the Credit Facility to the prime rate;

•	The elimination of the monthly borrowing base report and accounts receivable aging until the Company takes future advances under the Credit Facility;

•	The elimination of certain restrictions on payments by PowerSecure to reduce its inter-company liability to the Company;

•	The elimination of certain, and the modification of certain other, financial covenants by PowerSecure, Southern Flow and the Company; and

•	The modification of the limitation on investments and advances by the Company, PowerSecure and Southern Flow.

     The foregoing description of the Modification does not purport to be a complete statement of the parties’ rights and obligations under the Modification and is qualified in its entirety by reference to the text of the Modification, which is attached as an exhibit hereto and incorporated in this Item by this reference.
Item 6. Exhibits

10.1	First Modification to Loan Documents, effective as of June 30, 2006, by and among First national Bank of Colorado, Metretek Technologies, Inc., Southern Flow Companies, Inc., PowerSecure, Inc., and Metretek Incorporated (Filed herewith).

10.2	PowerSecure, Inc. Key Employee Long-Term Retention Plan (Filed herewith).

10.3	Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of June 12, 2006 (Incorporated by reference to Metretek’s Registration Statement on Form S-8, Registration No. 333-134938).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRETEK TECHNOLOGIES, INC.
Date: August 11, 2006	By:	/s/ W. Phillip Marcum
W. Phillip Marcum
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Executive Vice President and Chief Financial Officer