Form 10-Q
period 2006-09-30
METRETEK TECHNOLOGIES INC
filed 2006-11-06
CIK 882154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 1, 2006, 15,777,836 shares of the issuer’s Common Stock were outstanding.

METRETEK TECHNOLOGIES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2006

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,005,317	$2,188,310
Trade receivables, net of allowance for doubtful accounts of $163,370 and $95,144, respectively	34,359,571	12,031,539
Other receivables	95,729	36,669
Inventories	11,644,294	3,450,267
Prepaid expenses and other current assets	745,347	527,269

Total current assets	64,850,258	18,234,054

PROPERTY, PLANT AND EQUIPMENT:
Equipment	6,362,858	5,669,788
Vehicles	166,894	132,988
Furniture and fixtures	590,253	550,863
Land, building and improvements	636,682	517,511

Total property, plant and equipment, at cost	7,756,687	6,871,150
Less accumulated depreciation and amortization	3,862,698	3,657,856

Property, plant and equipment, net	3,893,989	3,213,294

OTHER ASSETS:
Goodwill	8,840,148	8,840,148
Intangible rights and capitalized software costs, net of accumulated amortization of $1,519,799 and $1,280,019, respectively	1,830,131	479,221
Investment in unconsolidated affiliate	4,636,421	2,299,218
Assets of discontinued operations	144,490	192,821
Other assets	178,427	60,170

Total other assets	15,629,617	11,871,578

TOTAL	$84,373,864	$33,318,926

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,780,995	$3,283,898
Accrued and other liabilities	21,801,838	8,786,830
Notes payable	—	1,248,286
Capital lease obligations	5,708	3,884

Total current liabilities	30,588,541	13,322,898

LONG-TERM NOTES PAYABLE	—	3,593,523

NON-CURRENT CAPITAL LEASE OBLIGATIONS	7,835	3,210

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY	—	169,755

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 15,768,671 and 12,577,530 shares issued and outstanding, respectively	157,687	125,775
Additional paid-in-capital	102,012,205	72,321,099
Deferred compensation	(16,500)	(66,000)
Accumulated deficit	(48,375,904)	(56,151,334)

Total stockholders’ equity	53,777,488	16,229,540

TOTAL	$84,373,864	$33,318,926

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Sales and services	$33,125,164	$10,074,442	$83,767,976	$31,720,110
Other	319,969	102,346	752,897	303,076

Total revenues	33,445,133	10,176,788	84,520,873	32,023,186

COSTS AND EXPENSES:
Cost of sales and services	24,055,211	7,146,321	60,580,104	22,844,583
General and administrative	5,535,861	2,007,820	13,473,641	5,817,286
Selling, marketing and service	936,415	692,186	2,868,346	1,989,167
Depreciation and amortization	306,332	134,778	682,636	392,783
Research and development	163,411	189,430	536,095	515,287
Interest, finance charges and other	13,898	201,604	148,609	495,444

Total costs and expenses	31,011,128	10,372,139	78,289,431	32,054,550

Income (loss) from continuing operations before minority interest and income taxes	2,434,005	(195,351)	6,231,442	(31,364)
Equity in income of unconsolidated affiliate	627,020	418,690	1,878,462	1,340,731
Minority interest	—	(51,789)	(72,464)	(168,354)
Income taxes	(150,496)	(2,405)	(262,010)	(15,690)

Income from continuing operations	2,910,529	169,145	7,775,430	1,125,323

Loss from disposal of discontinued operations	—	—	—	(300,000)

Net income	$2,910,529	$169,145	$7,775,430	$825,323

PER SHARE AMOUNTS (Note 1):
Income from continuing operations:
Basic	$0.19	$0.01	$0.52	$0.09

Diluted	$0.17	$0.01	$0.47	$0.08

Net income:
Basic	$0.19	$0.01	$0.52	$0.07

Diluted	$0.17	$0.01	$0.47	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,730,954	12,289,743	14,818,667	12,248,096

Diluted	17,250,856	13,456,174	16,507,783	12,912,244

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,775,430	$825,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	300,000
Depreciation and amortization	682,636	392,783
Minority interest in subsidiary	72,464	168,354
Loss on disposal of property, plant and equipment	33,294	2,880
Equity in income of unconsolidated affiliate	(1,878,462)	(1,340,731)
Distributions from unconsolidated affiliate	361,302	1,128,453
Stock compensation expense	578,141	49,500
Changes in other assets and liabilities:
Trade receivables, net	(22,328,032)	(1,607,610)
Inventories	(8,194,027)	(2,649)
Other current assets	(277,138)	(147,051)
Other noncurrent assets	(118,257)	91,153
Accounts payable	5,497,097	112,944
Accrued and other liabilities	13,095,743	986,912

Net cash provided by (used in) continuing operations	(4,699,809)	960,261
Net cash provided by (used in) discontinued operations of MCM	48,331	(675,592)

Net cash provided by (used in) operating activities	(4,651,478)	284,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,117,194)	(780,550)
Additions to intangible rights and software development	(1,590,690)	(148,417)
Investment in unconsolidated affiliate	(1,260,360)	(58,045)
Proceeds from sale of property, plant and equipment	16,375	—

Net cash used in investing activities	(3,951,869)	(987,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net	26,221,123	—
Proceeds from stock warrant and option exercises	2,973,254	330,117
Net payments on line of credit	(1,314,200)	(806,115)
Proceeds from equipment loan	—	335,247
Principal payments on long-term notes payable	(3,375,494)	(910,222)
Cash distributions to minority interests	(381)	(96,075)
Payments on preferred stock redemptions	(80,735)	(450,648)
Payments on capital lease obligations	(3,213)	(2,571)

Net cash provided by (used in) financing activities	24,420,354	(1,600,267)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,817,007	(2,302,610)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,188,310	2,951,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,005,317	$648,879

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of September 30, 2006 and December 31, 2005 and
For the Three and Nine Month Periods Ended September 30, 2006 and 2005
1. Summary of Significant Accounting Policies
     Organization — The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. and its subsidiaries, primarily Southern Flow Companies, Inc. (“Southern Flow”), PowerSecure, Inc. (“PowerSecure”) (and its wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc. and EnergyLite, Inc.), Metretek, Incorporated (“Metretek Florida”) (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”)), and Marcum Gas Transmission, Inc. (“MGT”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”.
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 2006 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 2006 and September 30, 2005.
     Basic and Diluted Earnings Per Share — Earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for the Company’s stock for the period. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which the option or warrant exercise price is greater than the average market price of the Company’s common stock during the period. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from continuing operations	$2,910,529	$169,145	$7,775,430	$1,125,323
Loss from discontinued operations	—	—	—	(300,000)

Net income	$2,910,529	$169,145	$7,775,430	$825,323

Basic weighted-average common shares outstanding in period	15,730,954	12,289,743	14,818,667	12,248,096
Add dilutive effects of stock options and warrants	1,519,902	1,166,431	1,689,116	664,148

Diluted weighted-average common shares outstanding in period	17,250,856	13,456,174	16,507,783	12,912,244

Basic earnings (loss) per common share:
Income from continuing operations	$0.19	$0.01	$0.52	$0.09
Loss from discontinued operations	—	—	—	(0.02)

Basic earnings per common share	$0.19	$0.01	$0.52	$0.07

Diluted earnings (loss) per common share:
Income from continuing operations	$0.17	$0.01	$0.47	$0.08
Loss from discontinued operations	—	—	—	(0.02)

Diluted earnings per common share	$0.17	$0.01	$0.47	$0.06

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
     Net income for the three months ended September 30, 2006 includes $188,013 of compensation costs related to outstanding stock options and $16,500 of compensation costs related to restricted stock awards that vested during the period. Net income for the nine months ended September 30, 2006 includes $528,641 of compensation costs related to outstanding stock options and $49,500 of compensation costs related to restricted stock awards that vested during the period. Net income for the three months ended September 30, 2005 includes $16,500 of compensation costs related to restricted stock awards that vested during the period. Net income for the nine months ended September 30, 2005 includes $49,500 of compensation costs related to restricted stock awards that vested during the period. There were no net income tax benefits related to the Company’s stock-based compensation arrangements during the three or nine months ended September 30, 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets at September 30, 2006. All of the stock-based compensation expense is included in general and administrative expenses for each reporting period.
     The Company maintains stock plans under which the Company may grant stock awards, incentive stock options, and nonqualified stock options to employees and officers, consultants, and non-employee directors. Nonqualified stock options have been granted in prior years to our directors (which generally vest immediately) under both our 1991 Directors’ Stock Plan and under our 1998 Stock Plan. Nonqualified and incentive stock options have been granted in prior years to our officers and employees (which generally vest over periods up to four years) under our 1991 Stock Option Plan and our 1998 Stock Plan. During the nine months ended September 30, 2006, 22,500 nonqualified stock options were issued to the directors of the Company under the 1998 Stock Plan. During the nine months ended September 30, 2006, 140,000 nonqualified stock options were issued to new employees of the Company outside of the Company’s existing stock option plans pursuant to an exception provided by the American Stock Exchange and 131,000 qualified stock options were issued to employees of the Company under the 1998 Stock Plan. On June 12, 2006, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan by 1,000,000 shares to a total of 3,750,000 shares of common stock of the Company. At September 30, 2006, there were 806,366 options available for grant under the Company’s 1998 Stock Plan and there were no options available for grant under the Company’s 1991 Stock Plans.
     A summary of option activity for the nine months ended September 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted	293,500	12.78
Exercised	(473,669)	2.53
Canceled	—	—
Forfeited	(12,500)	8.57

Balance, September 30, 2006	2,096,474	$4.42	6.74	$7.52

Exercisable, September 30, 2006	1,544,932	$3.00	5.90	$8.94

     The weighted average grant date fair value of the 22,500 options granted to the Company’s directors during the nine months ended September 30, 2006 was $11.22. The weighted average grant date fair value of the 271,000 options granted to employees during the nine months ended September 30, 2006 was $8.33. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions: expected stock price volatility of 88%; risk free interest rate of 4.68%; no dividends; and an expected future life of 4.1 years for employees and 6 years for directors. The fair value of the stock option grants are amortized over the respective vesting period using the straight-line method and assuming a forfeiture rate of 5%.
     As of September 30, 2006, there was $2,409,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.91 years.
     The total intrinsic value of stock options exercised was $520,000 and $5,254,000 during the three and nine months ended September 30, 2006, respectively. The total fair value of stock awards vested was $36,000 and $245,000 during the three and nine months ended September 30, 2006, respectively.
     Cash received from stock option exercises for the three and nine months ended September 30, 2006 was $285,000 and $1,198,000, respectively. Cash received from stock option exercises for the three and nine months ended September 30, 2005 was $69,000 and $180,000, respectively.
     The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123(R) for the three and nine month periods ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income — as reported	$169,145	$825,323

Deduct: Total stock-based employee compensation expense determined under fair value based method	(78,356)	(263,666)

Net income — pro forma	$90,789	$561,657

Income per basic common share:
As reported	$0.01	$0.07

Pro forma	$0.01	$0.05

Income per diluted common share:
As reported	$0.01	$0.06

Pro forma	$0.01	$0.04

     The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2005: stock price volatility of 46%; risk-free interest rate of 4.42%; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.
     Statement of Cash Flows — Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as Cash and cash equivalents.
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
2. Significant Equity Transactions
     Stock Warrant Exercises — At December 31, 2005, 892,518 stock purchase warrants that had been issued in connection with a private placement in May 2004 remained outstanding. The warrants have an exercise price of $3.41 per share of common stock and expire in May 2009. On January 19, 2006, the Company exercised its right to call the remaining outstanding warrants by requiring the exercise of the warrants prior to February 19, 2006. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to the Company and the issuance of 705,000 shares of common stock of the Company. At September 30, 2006, 91,001 warrants remained outstanding due to restrictions placed upon one group of the warrant holders to limit its holdings of the Company’s common stock to 9.999% of total shares outstanding.
     Private Placement — On April 7, 2006, the Company completed a private placement of 2,012,548 shares of its common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “Private Placement”). The Private Placement was made pursuant to a Securities Purchase Agreement, dated as of March 29, 2006. In addition, the Company entered into a Registration Rights Agreement, dated March 29, 2006, with the investors, pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register the resale of the shares purchased in the Private Placement by the investors, that was declared effective by the SEC on May 9, 2006. The Company is obligated to use its reasonable best efforts to keep the registration statement continuously effective until the earliest of five years after its effective date or until all of the shares covered by the registration statement have been sold or may be sold without the volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”).

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
3. Investment in Unconsolidated Affiliate
     During the first and third quarters of 2006, the Company acquired additional equity interests in MM 1995-2, its unconsolidated affiliate. The purchase price of $1,260,000 was financed from a combination of cash on hand and borrowings on the Company’s lines of credit. As a result, the Company, through MGT, now owns a 36.26% economic interest in MM 1995-2. The Company utilizes the equity method to account for its investment in MM 1995-2. Summarized financial information for MM 1995-2 at September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, are as follows:

	September 30,	December 31,
	2006	2005
Total current assets	$5,744,715	$2,173,222
Property, plant and equipment, net	5,896,470	6,180,090
Total other assets	10,166	15,429

Total assets	$11,651,351	$8,368,741

Total current liabilities	$877,215	$1,151,906
Long-term note payable	487,037	912,799
Total shareholders’ equity	10,287,099	6,304,036

Total liabilities and shareholders’ equity	$11,651,351	$8,368,741

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues	$2,866,781	$2,332,456	$8,357,557	$7,397,103
Total costs and expenses	1,137,685	1,008,545	3,374,494	3,105,245

Net income	$1,729,096	$1,323,911	$4,983,063	$4,291,858

     The Company’s equity investment in unconsolidated affiliate balance at September 30, 2006 includes approximately $795,000 of unamortized purchase price premium on interests acquired. The purchase price premium is being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.

4. Intangible Contract Rights Acquired
     During the third quarter of 2006, PowerSecure purchased contract rights to provide services to federal customers of an investor-owned utility. The rights acquired include four existing contracts; rights to five existing proposals; a three-year non-compete agreement from the seller; and a three-year master service agreement with the utility. The purchase price for the contract rights was $1,500,000 which has been allocated to the individual rights acquired and is being amortized over the respective expected lives of the assets acquired.
5. Debt
     The balance of notes payable at September 30, 2006 and December 31, 2005 consists of the following:

	September 30	December 31
	2006	2005
Lines of credit	$—	$1,314,200
Term loans:
Settlement note payable	—	1,687,500
Equipment and project loans	—	1,210,604
Investment loan	—	629,505

Total notes payable	—	4,841,809

Less current maturities:
Settlement note payable	—	(750,000)
Equipment and project loans	—	(300,453)
Investment loan	—	(197,833)

Current maturities of notes payable	—	(1,248,286)

Long-term maturities of notes payable	$—	$3,593,523

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
6. Commitments and Contingencies
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
     A trial on all remaining claims is currently set for August 2007. The Company cannot provide any assurance that it will be successful on any of the Other Party Claims or that it will prevail on the counterclaims brought against it by the Other Parties. However, should the Company realize any recovery (net of litigation expenses) from the resolution of such claims and/or counterclaims, 50% of such net recovery would be allocated to the Company, and the remaining 50% would be allocated as additional settlement funds payable to the Class.
     Other Matters — On March 14, 2006, the Company received a letter from the Market Regulation Department of the National Association of Securities Dealers (the “NASD”), on behalf of the American Stock Exchange, advising that it is conducting a review of trading activity in the Company’s common stock from November 2005 until the present. In that letter, the NASD requested various documents and information in connection with the Company’s announcements, contracts and orders during that time period. Management of the Company is cooperating fully with this review and has provided to the NASD the documentation that confirms all such contracts and orders supporting the Company’s announcements. The NASD letter states that its inquiry should not be construed as an indication that the NASD has determined that any violations of American Stock Exchange rules or federal securities laws have occurred, or a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.
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
     Preferred Stock Redemption—During the nine months ended September 30, 2006, the Company retired an additional 55 shares of its Series B Preferred Stock at a redemption value of $81,000. The balance of the unpaid redemption obligation at September 30, 2006 and December 31, 2005, was $324,000 and $405,000, respectively, and is included in Accrued and other liabilities in the accompanying consolidated balance sheets.
7. Segment Information
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
     The operations of the Company’s distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2006, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a “turn-key” basis, where the customer purchases the systems from PowerSecure.
     During the second half of fiscal 2005, PowerSecure added two new business units,

UtilityEngineering, Inc. and PowerServices, Inc., to its operating segment and in February 2006, it announced a third addition to its operations, EnergyLite, Inc. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. Utility Engineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Each business unit operates in a distinct market with distinct technical disciplines, but share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results. In addition, during the third quarter of 2006, PowerSecure purchased contract rights to provide services to federal customers of an investor-owned utility. The rights acquired include four existing contracts; rights to five existing proposals; a three-year non-compete agreement from the seller; and a three-year master service agreement with the utility.
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

Summarized Segment Financial Information
(all amounts reported in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Southern Flow	$3,941	$3,096	$12,255	$9,683
PowerSecure	28,221	5,980	68,964	19,525
Metretek Florida	964	999	2,549	2,512
Other	320	102	753	303

Total	$33,446	$10,177	$84,521	$32,023

Segment profit (loss) (1):
Southern Flow	$710	$296	$2,196	$1,323
PowerSecure	2,767	159	6,563	849
Metretek Florida	(5)	(7)	(134)	(334)
Other	(1,038)	(643)	(2,394)	(1,869)

Total	$2,434	$(195)	$6,231	$(31)

Capital expenditures:
Southern Flow	$26	$19	$72	$93
PowerSecure	1,759	170	2,587	746
Metretek Florida	20	32	21	87
Other	—	3	28	3

Total	$1,805	$224	$2,708	$929

Depreciation and amortization:
Southern Flow	$30	$32	$90	$100
PowerSecure	228	65	446	173
Metretek Florida	29	31	90	98
Other	19	7	57	22

Total	$306	$135	$683	$393

	September 30,
	2006	2005
Total assets:
Southern Flow	$11,564	$9,521
PowerSecure	49,907	13,887
Metretek Florida	3,875	3,960
Other	19,028	2,583

Total	$84,374	$29,951

(1)	Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest and income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion of our results of operations for the three and nine month periods ended September 30, 2006 (referred to herein as the “third quarter 2006” and “nine month period 2006”, respectively) and 2005 (referred to herein as the “third quarter 2005” and “nine month period 2005”, respectively) and of our financial condition as of September 30, 2006 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.
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
     PowerSecure is an expanding company that has developed a distributed generation turn-key business. In addition, during the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment and in January 2006, it announced a third addition to its operations, EnergyLite. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. These units are intended to increase PowerSecure’s future growth opportunities beyond its core distributed generation business. In addition, during the third quarter of 2006, PowerSecure purchased contract rights to provide services to federal customers of an investor-owned utility. The rights acquired include four existing contracts; rights to five existing proposals; a three-year non-compete agreement from the seller; and a three-year master service agreement with the utility. The purchase price for the contract rights was $1,500,000.
     Notwithstanding the addition of these business units and the acquisition of these contract rights, PowerSecure is still in large part dependent upon the size and timing of projects, and its results of operations can be significantly impacted by large, individual projects. In November 2005 and March 2006, PowerSecure announced that it had received orders from Publix Super Markets, Inc. (“Publix”), a large commercial customer, for distributed generation projects that are expected to generate $115 million in revenues in the aggregate, of which approximately $65 million is scheduled to be completed during 2006 and the remainder during 2007. During the third quarter 2006, PowerSecure’s revenues and segment profit showed substantial increases over the third quarter 2005 primarily due to the increased revenues from the Publix projects as well as the growth of PowerSecure’s core distributed generation business and its new businesses as well as normal quarter-to-quarter fluctuations inherent in its operations. During the third quarter 2006, PowerSecure’s revenues were $28,221,000 (of which $17,137,000 was attributable to the Publix projects), an increase of $22,241,000, or 372%, over the third quarter 2005.
     Southern Flow is a well established, strong and expanding oil field services company that renders natural gas measurement and other services to oil and gas production companies. Due to the location of the production assets of many of its key customers, Southern Flow’s business in the second half of fiscal 2005 was adversely affected by Hurricanes Katrina and Rita. During the first quarter 2006, Southern Flow’s Gulf Coast operations returned to normal levels. Southern Flow’s revenues increased by $845,000, or 27%, during the third quarter 2006 as compared to the third quarter 2005, due, in part, to increased field work and equipment sales and services related to repairing customer facilities that incurred hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
     Metretek Florida has been in operation since 1977 with a core business of designing, manufacturing and selling data collection and energy measurement monitoring systems. In late 2004, we decided to restructure Metretek Florida’s business and discontinue its contract manufacturing operations. Metretek Florida’s future results of operations will be largely dependent upon its ability to successfully address its core markets, as well as its ability to generate incremental sales from certain new markets into which it has recently introduced new telemetry products. Metretek Florida experienced a small decline in revenues but also a slight reduction in its segment losses during the third quarter 2006 compared to the third quarter 2005, due to normal fluctuations in its business.
     In addition to our operating subsidiaries, our results of operations are significantly impacted by our interest in MM 1995-2, which is recorded as equity in income of unconsolidated affiliate and included in our income from continuing operations and our net income. During the first and third quarters of 2006, we acquired 9.375% of additional equity interests in MM1995-2. The purchase price of $1,260,000 was financed from a combination of cash on hand and borrowings on our lines of credit. As a result, we now own a 36.26% economic interest in MM 1995-2.
     Due principally to an increase in revenues by PowerSecure, our consolidated revenues during the third quarter 2006 increased by $23,269,000, representing a 229% increase over third quarter 2005 consolidated revenues. We recorded income from continuing operations and net income of $2,911,000 during the third quarter 2006, including $627,000 equity in income from MM 1995-2, as compared to income from continuing operations and net income of $169,000 during the third quarter 2005, which included $419,000 equity in income of MM 1995-2.
     During the nine month period 2006, PowerSecure’s revenues and segment profit increased significantly over the nine month period 2005 due to the commencement of revenues from the Publix projects. Southern Flow’s revenues and segment profit also showed improvements during the nine month period 2006 over the nine month period 2005 as a result of generally improved market conditions and equipment sales and service revenues related to repairing customer facilities that received hurricane damages in 2005. Metretek Florida’s revenues also increased slightly during the nine month period 2006 as compared to the nine month period 2005, due to normal fluctuations in its business.
     As a result of the aforementioned increases in our segment revenues, our consolidated revenues during the nine month period 2006 increased by $52,498,000, representing a 164% increase over the nine month period 2005 consolidated revenues. We recorded income from continuing operations of $7,775,000 during the nine month period 2006, including $1,878,000 equity in income from MM 1995-2, as compared to income from continuing operations of $1,125,000 during the nine month period 2005, which included $1,341,000 equity in income of MM 1995-2. Our net income after discontinued operations was $7,775,000 during the nine month period 2006, as compared to net income after discontinued operations of $825,000 during the nine month period 2005, which included a loss on discontinued operations of $300,000.
     During the nine month period 2006, we took substantial steps to improve our balance sheet and liquidity, to reduce our long-term debt obligations, and to provide financial resources to support the expansion of our operations. In January 2006, we exercised our right to call the remaining outstanding warrants that had been issued in connection with a private placement in

May 2004. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to the Company and the issuance of 705,000 shares of common stock of the Company. Further, on April 7, 2006, we completed a private placement of 2,012,548 shares of our common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “Private Placement”).
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(all amounts reported in thousands)
Revenues:
Southern Flow	$3,941	$3,096	$12,255	$9,683
PowerSecure	28,221	5,980	68,964	19,525
Metretek Florida	964	999	2,549	2,512
Other	320	102	753	303

Total	$33,446	$10,177	$84,521	$32,023

Gross Profit:
Southern Flow	$1,092	$682	$3,377	$2,451
PowerSecure	7,468	1,675	18,337	5,080
Metretek Florida	510	571	1,474	1,345

Total	$9,070	$2,928	$23,188	$8,876

Segment Profit (Loss) (1):
Southern Flow	$710	$296	$2,196	$1,323
PowerSecure	2,767	159	6,563	849
Metretek Florida	(5)	(7)	(134)	(334)
Other	(1,038)	(643)	(2,394)	(1,869)

Total	$2,434	$(195)	$6,231	$(31)

(1)	Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest and income taxes.
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
     The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2006, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure.
     During the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment and in January 2006, it announced a third addition to its operations, EnergyLite. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Each business unit operates in a distinct market with distinct technical disciplines, but share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results. In addition, during the third quarter of 2006, PowerSecure purchased contract rights to provide services to federal customers of an investor-owned utility. The rights acquired include four existing contracts; rights to five existing proposals; a three-year non-compete agreement from the seller; and a three-year master service agreement with the utility.
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
Third Quarter 2006 Compared to Third Quarter 2005
     Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the third quarter 2006 increased $23,269,000, or 229%, compared to the third quarter 2005 due to increase in revenues at

PowerSecure and Southern Flow.
     PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. PowerSecure’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. PowerSecure’s revenues increased $22,241,000, or 372%, during the third quarter 2006 compared to the third quarter 2005. The increase in PowerSecure’s revenues during the third quarter 2006 compared to the third quarter 2005 was due to a $20,734,000 increase in distributed generation turn-key system project sales and services together with an increase of $1,507,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, including $1,390,000 of increased revenues contributed by PowerServices, UtilityEngineering, EnergyLite, and government sector projects. The increase in PowerSecure’s distributed generation turn-key system project sales and services revenues was largely attributable to a substantial increase in the total number of projects completed or in process during the third quarter 2006 compared to the third quarter 2005. The increase in the number of distributed generation projects was primarily due to the positive effects of the Publix projects, as well as an expansion of PowerSecure’s projects into new geographic markets as a result of increased marking efforts and the growth and market acceptance of new products and services by PowerSecure.
     Southern Flow’s revenues increased $845,000, or 27%, during the third quarter 2006, as compared to the third quarter 2005, due, in part, to increased field work and equipment sales and service revenues related to repairing customer facilities that incurred hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
     Metretek Florida’s revenues decreased slightly by $35,000, or 4%, during the third quarter 2006 compared to the third quarter 2005 due to normal fluctuations in its business as it continues to develop its M2M business and create new sales opportunities. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
     Other revenues increased $218,000 during the third quarter 2006, as compared to the third quarter 2005. This increase was comprised principally of interest earned on cash and cash equivalents balances which resulted from the net proceeds of our recent Private Placement as well as an increase in fees earned from managing our unconsolidated affiliate.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Quarter-over-Quarter
	Quarter Ended September 30,		Difference
	2006	2005	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
Southern Flow	$2,849	$2,414	$435	18%
PowerSecure	20,752	4,305	16,447	382%
Metretek Florida	454	427	27	6%

Total	24,055	7,146	16,909	237%

General and administrative	5,536	2,008	3,528	176%
Selling, marketing and service	936	692	244	35%
Depreciation and amortization	306	135	171	127%
Reserarch and development	163	189	(26)	-14%
Interest, finance charges and other	14	202	(188)	-93%
Income taxes	150	2	148	na
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 237% increase in cost of sales and services for the third quarter 2006, compared to the third quarter 2005, was attributable almost entirely to the increase in sales at PowerSecure and Southern Flow.
     The 382% increase in PowerSecure’s costs of sales and services in the third quarter 2006 is almost entirely a direct result of the 372% increase in PowerSecure’s revenues. PowerSecure’s gross profit margin decreased to 26.5% during the third quarter 2006, as compared to 28.0% during the third quarter 2005, reflecting additional personnel and capacity costs incurred to effectively meet customer delivery expectations, in the third quarter 2006 compared to the third quarter 2005.
     The 18% increase in Southern Flow’s costs of sales and services in the third quarter 2006 is the result of the 27% increase in its revenues. Southern Flow’s gross profit margin increased to 27.7% for the third quarter 2006, compared to 22.0% during the third quarter 2005. The third quarter 2006 gross profit margin is within the normal range of Southern Flow’s historical margins; however, the third quarter 2005 gross profit margin is well below Southern Flow’s historical margins reflecting the adverse effects on gross profit margins of Hurricanes Rita and Katrina during that period.
     The 6% increase in Metretek Florida’s costs of sales and services in the third quarter 2006, notwithstanding a 4% decline in Metretek Florida’s revenues, was due primarily to recent cost increases in component parts of its products. As a result, Metretek Florida’s gross profit margin decreased to 52.9% for the third quarter 2006, compared to 57.2% for the third quarter 2005.
     General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 176% increase in general and administrative expenses in the third quarter 2006, as compared to the third quarter 2005, was due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business, and increased corporate overhead costs related to personnel costs, expenses associated with implementing the requirements of Sarbanes-Oxley, stock compensation expense and other professional services.
     Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 35% increase in selling, marketing and service expenses in the third quarter 2006, as compared to the third quarter 2005, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during the third quarter 2006.
     Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 127% increase in depreciation and amortization expenses in the third quarter 2006, as compared to the third quarter 2005, primarily reflects an increase in depreciable assets acquired by PowerSecure in the latter portions of fiscal 2005 and fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by PowerSecure in the third quarter of 2006 and our purchase of additional equity interests in MM1995-2 in the first and third quarters of 2006.
     Research and development expenses, all of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. The 14% decrease in research and development expenses in the third quarter 2006, as compared to the third quarter 2005, primarily reflects third-party product development costs incurred in the third quarter 2005 which were not incurred in the third quarter 2006.
     Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 93% decrease in interest, finance charges and other expenses in the third quarter 2006, as compared to the third quarter 2005, reflects the repayment of all of our long-term debt obligations, during the second quarter 2006.
     Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities as well as federal alternative minimum tax. Historically, we have incurred no federal income tax expense because of our consolidated net operating losses. During the third quarter 2006, however, we determined that we would likely incur federal alternative minimum tax during fiscal 2006. The increase in income taxes in the third quarter 2006, as compared to the third quarter 2005, was due to increases in state income taxes incurred by PowerSecure and Southern Flow in states in which they generated taxable income as well as federal alternative minimum tax.
Nine Month Period 2006 Compared to Nine Month Period 2005
     Revenues. Our consolidated revenues for the nine month period 2006 increased $52,498,000, or 164%, compared to the nine month period 2005. The increase was due to an increase in revenues at each of our operating subsidiaries.
     PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. PowerSecure’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. PowerSecure’s revenues increased $49,439,000, or 253%, during the nine month period 2006 compared to the nine month period 2005. The increase in PowerSecure’s revenues during the nine month period 2006 compared to the nine month period 2005 was due to a $46,605,000 increase in distributed generation turn-key system project sales and services together with an increase of $2,834,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, including $2,041,000 of increased revenues contributed by PowerServices, UtilityEngineering, EnergyLite, and government sector projects. The increase in PowerSecure’s distributed generation turn-key system project sales and services revenues was largely attributable to a substantial increase in the total number of projects completed or in process during the nine month period 2006 compared to the nine month period 2005. The increase in the number of distributed generation projects was primarily due to the positive effects of the Publix projects, as well as an expansion of PowerSecure’s projects into new geographic markets as a result of increased marking efforts and the growth and market acceptance of new products and services by PowerSecure.
     Southern Flow’s revenues increased $2,572,000, or 27%, during the nine month period 2006, as compared to the nine month period 2005. The increase in Southern Flow’s revenues was primarily attributable to increased field work and equipment sales and service revenues related to repairing customer facilities that incurred hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
     Metretek Florida’s revenues increased $37,000, or 1%, during the nine month period 2006 compared to the nine month period 2005. The increase in Metretek Florida’s revenues during the nine month period 2006 compared to the nine month period 2005 was due to normal fluctuations in its business. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
     Other revenues increased $450,000, or 149%, during the nine month period 2006, as compared to the nine month period 2005. This increase was comprised principally of interest earned on cash and cash equivalents balances which resulted from the net proceeds of our recent Private Placement as well as an increase in fees earned from managing our unconsolidated affiliate.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2006	2005	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
Southern Flow	$8,878	$7,232	$1,646	23%
PowerSecure	50,627	14,445	36,182	250%
Metretek Florida	1,075	1,168	(93)	-8%

Total	60,580	22,845	37,735	165%

General and administrative	13,474	5,817	7,657	132%
Selling, marketing and service	2,868	1,989	879	44%
Depreciation and amortization	683	393	290	74%
Reserarch and development	536	515	21	4%
Interest, finance charges and other	149	495	(346)	-70%
Income taxes	262	16	246	1538%
     The overall 165% increase in cost of sales and services for the nine month period 2006, compared to the nine month period 2005, was attributable almost entirely to increased revenues at Southern Flow and PowerSecure.
     The 250% increase in PowerSecure’s costs of sales and services in the nine month period 2006 is almost entirely a direct result of the 253% increase in PowerSecure’s revenues. PowerSecure’s gross profit margin increased to 26.6% during the nine month period 2006, as compared to 26.0% during the nine month period 2005, reflecting both cost efficiencies in project installation and construction as well as a higher percentage of professional service revenues, which have higher associated profit margins.
     The 23% increase in Southern Flow’s costs of sales and services in the nine month period 2006 is the result of the 27% increase in its revenues. Southern Flow’s gross profit margin improved to 27.6% for the nine month period 2006, compared to 25.3% during the nine month period 2005. While the gross profit margins experienced during these periods are within Southern Flow’s normal historical ranges, the gross profit margin during the nine month period 2005 was adversely affected by Hurricanes Rita and Katrina.
     The 8% decrease in Metretek Florida’s costs of sales and services in the nine month period 2006, notwithstanding a 1% increase in Metretek Florida’s revenues, was due primarily as the result of overall lower costs in component parts of its products. As a result, Metretek Florida’s gross profit margin increased to 57.8% for the nine month period 2006, compared to 53.5% for the nine month period 2005.
     The 132% increase in general and administrative expenses in the nine month period 2006, as compared to the nine month period 2005, was due primarily to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business. In addition, increased corporate costs related to personnel costs, expenses associated with implementing the requirements of Sarbanes-Oxley, stock compensation expense and professional services together with smaller increases in personnel and related overhead costs at Southern Flow and Metretek Florida also contributed to the overall increase in general and administrative expense during the nine month period 2006, as compared to the nine month period 2005.
     The 44% increase in selling, marketing and service expenses in the nine month period 2006, as compared to the nine month period 2005, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during the nine month period 2006.
     The 74% increase in depreciation and amortization expenses in the nine month period 2006, as compared to the nine month period 2005, primarily reflects the effects of an increase in depreciable assets acquired by PowerSecure as well as an increase in amortization expense associated with contract rights acquired by PowerSecure in the third quarter of 2006 and our purchase of additional equity interests in MM1995-2 in the first and third quarters of 2006.
     The 4% increase in research and development expenses in the nine month period 2006, as compared to the nine month period 2005, primarily reflects an increase in personnel costs.
     The 70% decrease in interest, finance charges and other expenses in the nine month period 2006, as compared to the nine month period 2005, reflects the repayment of all of our long-term debt obligations, in the second quarter 2006.
     The increase in income taxes in the nine month period 2006, as compared to the nine month period 2005, was due to increases in state income taxes incurred by PowerSecure and Southern Flow in states in which they generated taxable income as well as an increase in federal alternative minimum tax.
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
     Over PowerSecure’s six year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure’s revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, such as the recent significant orders received by PowerSecure, and the timing of the completion of those projects. As PowerSecure develops new related lines of business, its revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in PowerSecure’s quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. Through September 30, 2006, the majority of PowerSecure’s revenues constituted non-recurring revenues.
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

     Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. At September 30, 2006, we had working capital of $34,262,000, including $18,005,000 in cash and cash equivalents, compared to working capital of $4,911,000 on December 31, 2005, which included $2,188,000 in cash and cash equivalents.
     Net cash used in operating activities was $4,651,000 in the nine month period 2006, consisting of approximately $7,625,000 of cash provided by operations, before changes in assets and liabilities, approximately $12,324,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $48,000 of cash provided by discontinued operations of MCM. This compares to net cash provided by operating activities of $285,000 in the nine month period 2005, consisting of approximately $1,527,000 of cash provided by operations, before changes in assets and liabilities, approximately $566,000 of cash used in changes in working capital and other asset and liability accounts, and approximately $676,000 of cash used by discontinued operations of MCM.
     Net cash used in investing activities was $3,952,000 in the nine month period 2006, as compared to net cash used in investing activities of $987,000 in the nine month period 2005. The majority of the net cash used by investing activities during the nine month period 2006 was attributable to contract rights acquired by PowerSecure, the purchase of our additional investment in our unconsolidated affiliate, and the purchase of equipment and leasehold improvements at PowerSecure. The net cash used by investing activities during the nine month period 2005 was attributable to equipment purchases for two shared savings distributed generation projects.
     Net cash provided by financing activities was $24,420,000 in the nine month period 2006, compared to net cash used in financing activities of $1,600,000 in the nine month period 2005. The majority of the net cash provided by financing activities during the nine month period 2006 was attributable to cash proceeds from the Private Placement and exercise of stock warrants and options, partially offset by net payments on our line of credit and principal payments on our long-term notes payable. The majority of the net cash used by financing activities during the nine month period 2005 was attributable to net payments on our line of credit, principal payments on debt obligations, and cash payments made on our preferred stock redemptions.
     Our research and development expenses totaled $536,000 during the nine month period 2006 compared to $515,000 during the nine month period 2005. Virtually all of our nine month period 2006 research and development expenses were directed toward the enhancement of Metretek Florida’s business, including the development of its M2M communications products. During the remainder fiscal 2006, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2006 will total approximately

$715,000, virtually all of which will be directed to Metretek Florida’s business.
     Our capital expenditures during the nine month period 2006 were approximately $2,708,000, the vast majority of which was incurred for the purchase of contract rights, miscellaneous equipment items, and leasehold improvements at PowerSecure. During the nine month period 2005, our capital expenditures were approximately $929,000, including $439,000 of capital expenditures incurred in building three PowerSecure shared savings distributed generation projects. We anticipate capital expenditures in fiscal 2006 of approximately $2.9 million, the vast majority of which will be for the benefit of the business of PowerSecure. In addition, we may incur additional capital expenditures for PowerSecure’s shared savings distributed generation projects during the remainder of fiscal 2006.
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
     On May 18, 2006, Caterpillar notified PowerSecure that Caterpillar renewed the Caterpillar Equipment Line until April 30, 2007, and increased its size to $7,500,000. The letter setting forth the terms of the renewed and increased Caterpillar Equipment Line confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but provides that it is not an unconditional binding commitment to provide such financing. The Caterpillar Equipment Line is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. At September 30, 2006, PowerSecure had the full $7.5 million available for additional equipment purchases under the Caterpillar Equipment Line.
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
     The Credit Facility is structured in two parts: a $2.5 million facility for PowerSecure (the “PowerSecure Facility”) and a $2.0 million facility for Southern Flow (the “Southern Flow Facility”). Borrowings under the PowerSecure Facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure’s eligible accounts receivable, plus 25% of the sum of PowerSecure’s unbilled accounts receivable less the amount of PowerSecure’s unearned revenues or advanced billings on contracts, plus 25% of PowerSecure’s inventory. Borrowings under the Southern Flow Facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow’s eligible accounts receivable plus 20% of Southern Flow’s inventory. At September 30, 2006, the aggregate borrowing base under the Credit Facility was $4,500,000, all of which was available for borrowing.
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
     Preferred Stock Redemption. The terms of our Series B Preferred Stock required us to redeem all shares of our Series B Preferred Stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at September 30, 2006 is approximately $324,000.
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
     Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our Credit Facility or under the Caterpillar Equipment Line, we are obligated to make future payments under those facilities. The following table sets forth our contractual obligations and commercial commitments as they existed at September 30, 2006.

	Payments Due by Period (1)
		Remainder of	Years	Years	After
	Total	2006	2007-2008	2009-2010	2010
Contractual Obligations
Credit Facility (2)	$—	$—	$—	$—	$—
Capital Lease Obligations	17,000	2,000	9,000	6,000	—
Operating Leases	3,838,000	186,000	1,257,000	771,000	1,624,000
Series B Preferred Stock	324,000	324,000	—	—	—
Caterpillar Equipment Line (2)	—	—	—	—	—

Total	$4,179,000	$512,000	$1,266,000	$777,000	$1,624,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of September 30, 2006, not projected borrowings under the Credit Facility or the Caterpillar Equipment Line.
     Off-Balance Sheet Arrangements. During the nine month period 2006, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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
     Our net income for nine month period 2006 includes $529,000 of compensation costs recognized under the provisions of FAS 123(R) related to outstanding stock options. There were no net income tax benefits related to our stock-based compensation arrangements during the nine month period 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets at September 30, 2006. All of our stock-based compensation expense is included in general and administrative expenses in our consolidated statement of operations.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections”
(“FAS 154”). FAS 154 changes the requirements

for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement in the period of change. FAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, FAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of FAS 154 had no effect on our financial position or results of operations during the nine month period 2006.
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
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. FAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact that the adoption of FAS 157 will have on our financial position or results of operations.
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
     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and other factors discussed elsewhere in this Report and in our other reports and documents filed from time to time with the SEC.
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
     At September 30, 2006, our cash and cash equivalent balance was approximately $18 million and our Credit Facility had a zero balance. All of our cash equivalents are currently invested in money market mutual funds and short-term corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2006, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in disputes and legal proceedings. For a description of these legal proceedings, see note 6 to our consolidated financial statements, “Commitments and Contingencies,” which is contained in Item 1 of Part I of this Report and incorporated herein by this reference.
Item 1A. Risk Factors
     Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this Report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and the risk factors set forth in “Item 1.A Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006.
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

METRETEK TECHNOLOGIES, INC.

Date: November 6, 2006	By:	/s/ W. Phillip Marcum

W. Phillip Marcum
President and Chief Executive Officer

Date: November 6, 2006	By:	/s/ A. Bradley Gabbard

A. Bradley Gabbard
Executive Vice President
and Chief Financial Officer