Form 10-K
period 2006-12-31
METRETEK TECHNOLOGIES INC
filed 2007-03-13
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-19793

METRETEK TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1169358 (I.R.S. Employer Identification No.)
303 East Seventeenth Avenue, Suite 660, Denver, CO 80203
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (303) 785-8080
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
     As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the Registrant was approximately $208,571,299, based upon $17.18, the last sale price of the Common Stock on such date as reported on the American Stock Exchange on such date. For purposes of this disclosure, shares of Common Stock held by each director and executive officer and each person who owns 5% or more of the registrant’s Common Stock have been excluded because such persons may be deemed to be “affiliates” for this purpose. This determination, however, is not necessarily conclusive for any other purpose.
     As of March 2, 2007, 15,825,134 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statementfor the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

METRETEK TECHNOLOGIES, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2006

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Annual Report on Form 10-K contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity” and “scheduled”, variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products and services and our markets, including market position, market share, market demand and benefits to customers;

•	our ability to successfully develop, operate and grow our operations and businesses;

•	our business plans, strategies, goals and objectives;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, available borrowings under our credit arrangements and other capital resources, to meet our future working capital, capital expenditure, debt service and business growth needs;

•	industry trends and customer preferences;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time; and

•	future economic, business, market and regulatory conditions.
          Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on our forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” below, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission.
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

PART I
Item 1. Business
Background
          Metretek Technologies, Inc. is a diversified provider of energy technology products, services and data management systems to industrial and commercial users and suppliers of natural gas and electricity. We currently conduct our operations through three wholly-owned subsidiaries:
•	PowerSecure, Inc., based in Wake Forest, North Carolina, designs, engineers, sells and manages distributed generation systems marketed primarily to industrial and commercial users of electricity, and also provides energy management, engineering, consulting and other related products and services.

•	Southern Flow Companies, Inc., which we refer to as Southern Flow, based in Lafayette, Louisiana, provides a wide variety of natural gas measurement services principally to producers and operators of natural gas production facilities.

•	Metretek, Incorporated, which we refer to as Metretek Florida, based in Melbourne, Florida, provides data collection, telemetry and other types of machine to machine, commonly referred to as M2M, connectivity solutions for energy utility applications such as automatic meter reading and pressure recording as well as for vehicle traffic control applications.
          In addition to these subsidiaries, Marcum Gas Transmission, Inc., which we refer to as MGT, a wholly-owned subsidiary of ours based in Denver, Colorado, owns approximately 36% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as MM 1995-2, which operates production water disposal facilities located in northeastern Colorado. MGT has acquired additional equity interests in MM 1995-2 in each of the past three years. As a result of the acquisition of additional equity interests as well as the growth in MM 1995-2’s operations, the equity income from MM 1995-2 has become a larger part of our consolidated results in recent years.
          In this report, references to “Metretek”, “we”, “us” and “our” mean Metretek Technologies, Inc. together with its subsidiaries, and references to “Metretek Technologies” mean Metretek Technologies, Inc. without its subsidiaries, unless we state otherwise or the context indicates otherwise.
          We were incorporated in Delaware on April 5, 1991 under the name “Marcum Natural Gas Services, Inc.,” and we changed our name in June 1999 to “Metretek Technologies, Inc.” Our principal executive offices are located at 303 East Seventeenth Avenue, Suite 660, Denver, Colorado 80203, and our telephone number at those offices is (303) 785-8080. Our internet website address is www.metretek.com. Information contained on our website is not incorporated into this report.
Business Strategy
          Our business strategy is to serve the energy industry by providing tailored solutions that address certain niches in the industry. In recent years, the energy industry has experienced a period of significant price increases for energy consumers while at the same time it has been increasingly stressed by a continued increase in the demand for energy. This conflux of rising energy prices and rising energy demand has created opportunities for us to provide value to our customers, which include commercial and industrial energy users, energy producers and utilities, in addressing their energy needs. In carrying out our strategy, we conduct operations that include the offering of distributed generation to businesses to augment their use of the electric grid, the measurement and management of natural gas, the monitoring of the use of electricity and natural gas by commercial and industrial users, the offering of energy efficiency projects that reduce the cost of energy consumption and the provision of engineering and support services for utilities. Our businesses are well positioned to benefit from many of the opportunities that have arisen in the current energy environment.
          In implementing our business strategy, we have acquired or formed the following important businesses since 2000:
•	In 2000, we formed PowerSecure to develop and operate our distributed generation business.

•	In 2001, we acquired Industrial Automation, Inc., a process control and switchgear design and manufacturing firm, as part of PowerSecure’s growth strategy.

•	In 2003, we commenced the development of the InvisiConnect® series of products, which are M2M connection solutions for wireless network technology, to enhance the product, service and technology offerings of Metretek Florida.

•	Since 2004, we have significantly increased our ownership of equity interests in MM 1995-2.

•	In November 2004, we acquired the minority interest in PowerSecure.

•	In 2005 and 2006, PowerSecure launched three new complementary energy service businesses for the purpose of expanding its business to include providing technical engineering services, management consulting and lighting efficiency services.

•	In 2006, PowerSecure launched a business unit focused on marketing the services of all of PowerSecure’s businesses to federal customers, primarily in conjunction with PowerSecure’s utility alliances.

•	In late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy.
          While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this report we have not entered into any binding agreement or commitment with respect to any material acquisition or disposition.
PowerSecure, Inc.
          We formed PowerSecure in the fall of 2000 to engage in the business of designing, engineering, marketing, constructing and operating turn-key distributed generation systems. The goal of PowerSecure is to be a national provider of distributed generation systems, providing customers, primarily industrial and commercial users of electricity, with access to back-up power generation to facilitate reliable power and with the ability to take advantage of peak-shaving and load interruption incentives. Distributed generation is on-site power generation that supplements or bypasses the public power grid by generating power at the customer’s site. PowerSecure offers a power supply that serves as an alternative source of electricity for the customer’s business needs. PowerSecure’s program covers virtually all elements of the peak-power supply chain, including system design, installation and operation as well as rate analysis and utility rate negotiation.
          During late 2005 and early 2006, PowerSecure formed three new energy services businesses, designed to expand and complement its core distributed generation business and customers. PowerServices, Inc. provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. UtilityEngineering, Inc. provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite, Inc. assists customers in reducing their use of energy through investments in more energy-efficient technologies. During mid-2006, PowerSecure launched a business unit within PowerSecure to concentrate on marketing to federal customers, primarily in conjunction with our utility alliances. In the second half of 2006, PowerSecure launched this business unit by purchasing contract rights, know-how and other intellectual properties to facilitate the providing of services to the federal customers of an investor-owned utility. The projects that are marketed and sold to PowerSecure’s federal customers potentially include all the products and services offered by PowerSecure as well as by its subsidiaries. In late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy. Each business unit operates in a separate market with distinct technical disciplines, but all of these business units share a common customer base. PowerSecure intends to service and grow these new businesses through shared resources and marketing efforts such as customer leads. These businesses are intended to enhance PowerSecure’s future growth and development, in addition to the growth in its core distributed generation business.
          Distributed Generation Background. The demand for distributed generation facilities offered by PowerSecure is driven primarily by two factors: the need for high quality and high reliability power, and the economics of energy pricing structures by utilities and other power suppliers. The need for power quality and reliability is driven directly by the needs of industrial and commercial end-users of electricity and, in particular, the specific consequences to an end-user of experiencing a power outage or curtailment. This need for reliable power has become apparent to many businesses as a result of brown-outs and black-outs and the effects of severe weather conditions. Distributed generation allows a business to improve the reliability of its supply of electricity by providing a back-up power source that is available if the primary source, typically the local utility, becomes unable, for any reason, to provide power. Distributed generation can protect businesses from the adverse effect of power outages caused by storms, utility equipment failures and black-outs and brown-outs resulting from instability on the utility power grids. In addition, businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity through alternative sources. Spikes in power prices, due to electricity spot price volatility, have led many businesses to seek alternative sources of power to protect against these price spikes by “peak shaving”. Peak shaving, as it generally applies in PowerSecure’s business, means utilizing the back-up power provided by a system of distributed generation to reduce specific demand either to take advantage of pricing incentives, or tariffs, offered by utilities during periods of peak energy usage or to avoid the adverse effect of high energy prices charged by utilities during peak energy use periods.
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
          PowerSecure provides a “turn-key” solution to these needs of industrial and commercial users of electricity. By providing a complete and customized program of distributed generation, the PowerSecure system provides energy users with a seamless communication between the supply-side and demand-side components of the customer’s power system to capture peak-shaving opportunities and to quickly respond to emergency and interruption situations. The typical distributed generation system is installed and maintained at the customer’s location and is small in size relative to a utility’s power plant, because it is designed to supply power only to that one particular customer.
          The primary elements of PowerSecure’s turn-key distributed generation offering include:
•	designing and engineering the distributed generation system;

•	negotiating with the utility to establish the electricity inter-connect and to take advantage of preferred rates;

•	acquiring and installing the generators and other system equipment and controls;

•	designing, engineering, constructing and installing the switchgear and process controls; and

•	providing ongoing monitoring and servicing of the system.
          Technology. One key component in a distributed generation system is its source of power generation, which is the generator, typically comprised of an alternator driven by a power source. While several types of distributed generation technologies are available, PowerSecure currently utilizes an internal combustion engine to power its distributed generation systems. Typically these engines are fueled by diesel or natural gas or a combination of both. These types of generators are widely used and constitute a reliable, cost-effective distributed generation technology, meaning that they are able to generate sufficient power with reasonable efficiency at a reasonable cost. However, several new generator technologies are emerging, and PowerSecure intends to evaluate the utilization of one or more of them if they demonstrate the ability to be a commercially viable and reliable power source. These new technologies include microturbines, which generate power using a small-scale natural gas-fueled turbine, fuel cells, which combine hydrogen and oxygen as an electrochemical process to produce electricity, and solar cells, also known as photovoltaic cells, which convert the sun’s energy into electricity.
          Internal combustion generators range in individual size from five kilowatts, or 5 KW, to 2,250 KW, while gas turbines range in individual size from 1,250 KW to 13,500 KW. Units can be installed individually or in multiple parallel arrangements, allowing PowerSecure to service the needs of customers ranging from small commercial users of power to large industrial businesses.

          In conjunction with its distributed generation systems, PowerSecure designs and manufactures its own paralleling switchgear and process and software controls marketed under the registered trade name NexGear®, which controls are used to seamlessly shift power between a customer’s primary power source and its distributed generation system. Power from onsite generation systems can be brought online and in parallel with the customer’s primary power source without disrupting the flow of electricity. This allows the customer to seamlessly substitute power generated at the customer’s site for that supplied by the utility power plant during times of peak demand. PowerSecure’s controls also include remote monitoring and control functions that allow PowerSecure to remotely monitor distributed generation systems and control such systems from its monitoring center.
          Staffing. PowerSecure staffs a team of engineering and project management personnel who oversee the design and installation of generators, paralleling switchgear and wireless remote monitoring equipment. PowerSecure’s engineering experience and understanding of distributed generation operations provide it with the capability to create innovative solutions to meet the needs of a wide variety of customers.
          Remote Monitoring and Maintenance and System Management. PowerSecure’s remote monitoring and maintenance services are an important part of its system because they differentiate the PowerSecure solution from that of its competitors. PowerSecure monitors and maintains the system for its customers, improving reliability and removing many of the burdens associated with ownership. Distributed generation systems must be operated periodically so that they function properly when called upon to supply power. By installing a communication device on the system, PowerSecure remotely starts and operates the system and then monitors its performance. In the event of a mechanical problem, PowerSecure dispatches the appropriate technicians. PowerSecure manages its system on behalf of its customers so that the distributed generation is a seamless operation to the customer. For those customers that already have distributed generation systems, PowerSecure offers management services, including fuel management services, preventive and emergency maintenance services, and monitoring and dispatching services. PowerSecure also coordinates the operation of the distributed generation system during times of peak demand in order to allow its customers to benefit from complicated utility rate structures. The monitoring device enables PowerSecure to monitor, on a cost-effective basis, a geographically fragmented customer base from a centralized location.
          Sales and Marketing. PowerSecure markets its distributed generation systems primarily through a direct sales force. PowerSecure markets its products and services in various types of packages. PowerSecure’s initial marketing focus was, and the majority of its revenues through December 31, 2006 were derived from, its turn-key distributed generation program. In its turn-key program, PowerSecure offers a complete distributed generation package directly to industrial and commercial users of electricity that desire to own their own distributed generation system. The size of turn-key distributed generation systems designed and sold by PowerSecure has ranged from 90 KW to 15,750 KW, although PowerSecure has the ability to design and sell even larger turn-key systems. A variation of the turn-key system marketed by PowerSecure involves partnering with natural gas and electricity utilities to develop, market and manage distributed generation systems for their customers. In this “utility partnership” model, PowerSecure partners with a utility to combine its distributed generation package with other products or services of that utility, and assists the utility in marketing PowerSecure’s distributed generation package to the utility’s customers under the utility’s brand name.
          PowerSecure also offers a “shared savings” distributed generation system program. Shared savings programs will require significant capital to develop and have only been offered on a limited basis through the date of this report. PowerSecure’s shared savings program involves the design, engineering, installation, operation and maintenance of distributed generation systems that are owned by PowerSecure and leased to customers on a long-term basis for monthly fees related to the benefits, including energy savings, realized by the customer. Depending on market conditions and the preferences of industrial and commercial users of electricity, PowerSecure is focused on trying to derive a larger portion of its future business and revenues from its shared savings program.
          In 2006, PowerSecure launched a business unit focused on marketing its services to federal customers, primarily in conjunction with PowerSecure’s utility alliances. This business unit markets the products and services of the distributed generation business of PowerSecure as well as the businesses of PowerSecure’s subsidiaries to potential federal customers.
          Engineering and Management Services. During 2005, PowerSecure formed two new subsidiaries, UtilityEngineering and PowerServices, to serve the growing needs of PowerSecure’s utility clients. PowerSecure is marketing these services to utilities as a means to supplement the utilities’ own engineering staffs. The scope of services offered by PowerSecure includes the design and engineering for transmission and distribution (including substations) systems as well as engineering services such as developing future plans for enhancing and expanding the utility’s infrastructure.
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
          Energy Efficiency. During January 2006, PowerSecure formed a new subsidiary, EnergyLite, Inc., to provide energy efficiency services to industrial and commercial customers. EnergyLite assists customers in identifying and implementing opportunities to reduce their consumption of energy through investments in more energy-efficient technologies. This business focuses on providing customers with projects that pay for themselves as a result of the economic savings from the use of more efficient energy systems. EnergyLite offers projects that relate to more energy efficient lighting systems, boiler systems, cooling systems and energy control systems.
          Backlog. As of December 31, 2006, PowerSecure’s backlog was approximately $65 million, relating to secured contracts or for orders it deemed firm for distributed generation projects, which backlog includes orders from Publix Super Markets, Inc., PowerSecure’s largest customer during 2006. Virtually all of this backlog is scheduled to be completed during 2007. However, orders received by PowerSecure are subject to delay, deferral or cancellation from time to time by our customers, subject to contractual rights. Given the irregular sales cycle of customer orders, and especially of large orders, PowerSecure’s backlog at any given time is not necessarily an accurate indication of its future revenues.
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
          Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Southern Flow’s field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow’s chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow also provides laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer’s accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts, and in 2006 derived approximately 28% of its revenues from its parts resale business. Southern Flow provides its services through nine division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.
          Natural gas measurement services are used by producers of natural gas and pipeline companies to verify volumes of natural gas custody transfers. To ensure that such data is accurate, on-site field services and data collection must be coordinated with meter maintenance, chart integration, meter data acquisition and data management to produce timely and accurate reports.
          The market for independent natural gas measurement services is fragmented, with no single company having the ability to exercise substantial market influence. Many natural gas producers and operators, and most natural gas pipeline and transportation companies, internally perform some or all of their natural gas measurement services. In addition to price, the primary consideration for natural gas measurement customers is the quality of services and the ability to maintain data integrity and accuracy, because natural gas measurement has a direct effect on the natural gas producer’s revenues and royalties and working interest owner obligations. We believe that we are able to effectively compete by:
•	providing dependable integrated measurement services;

•	maintaining local offices in proximity to our customer base; and

•	retaining experienced and competent personnel.
Metretek, Incorporated
          Founded in 1977 in Melbourne, Florida and acquired by us in 1994, Metretek Florida has operated primarily as a developer, manufacturer and marketer of automated meter reading, commonly referred to as AMR, systems for remotely collecting energy consumption data and then processing and publishing this data to the persons and businesses that require it, such as the billing, engineering, executive management, sales and marketing departments of utilities as well as outside customers of those utilities. Metretek Florida’s systems generally consist of three components:
•	electronic field devices, which are intelligent data recording and communication devices that are installed in the field to automatically communicate with, and retrieve data from, existing customer meters or other network devices;

•	a communication link, which is typically a telephone wire-line or cellular/PCS connection (analog, digital, circuit switched or Internet Protocol based); and

•	DC2000™, InvisiConnect® or PowerSpring® software, which provides automated data collection, management and presentation of information retrieved from field devices.
          Overview of Business and Solutions. Metretek Florida’s primary focus is to provide fully integrated, turn-key systems that allow its customers to remotely monitor assets, as well as collect and manage data from various types of field application devices. Historically, Metretek Florida’s customers have consisted principally of natural gas and electric utilities, and field devices have been primarily connected to natural gas and electric meters. In these markets, Metretek Florida’s AMR systems support its utility customers’ business applications that provide service to their larger commercial and industrial, referred to as C & I, customers. In most cases, these systems are owned, operated and managed by the utility. In such cases, the data managed by the Metretek Florida AMR systems may support critical functions such as billing, load management, tariff enforcement and verification. As such, the Metretek Florida AMR system is normally an integral component of the utility’s business processes. In other situations, the systems may support less critical functions of the utility or may be owned by a C & I customer.
          The major cellular wireless carriers have recently deployed IP-based digital wireless systems that are driving changes in numerous telemetry and M2M applications. Metretek Florida has developed a new family of products, which it calls InvisiConnect®, that enables digital wireless connectivity to be extended to remote device data management applications in several vertical market segments that Metretek Florida has not previously serviced. The InvisiConnect® products leverage Metretek Florida’s technology and know-how, initially developed to serve its utility markets, by seeking to expand sales into several of these vertical market segments.
          Metretek Florida had previously provided contract manufacturing services through its subsidiary, Metretek Contract Manufacturing Company, Inc., which we refer to as MCM. These contract manufacturing services were discontinued during 2004 and MCM’s contract manufacturing business and most of its assets were sold on December 30, 2004.
          Markets. Historically, Metretek Florida’s primary customers have been energy utility companies that have deployed its systems in their business. Metretek Florida currently has approximately 75 active utility customers that operate DC2000 data collection systems, including approximately 60 of the 100 largest natural gas distribution utility companies in North America. Metretek Florida generates approximately 7% of its revenues from sales to customers outside the United States, including to customers in the United Kingdom, Australia, Southeast Asia and South America. In addition, the markets for the InvisiConnect® line of products include vertical M2M markets including vehicle traffic control, point of sale and vending markets, in the United States and abroad.

          Marketing and Customer Service. In its target markets in the United States, Metretek Florida typically employs a regionally based market manager to train, motivate and support an independent, indirect distributor and sales representatives. Sales and support agents outside of the United States are managed from Metretek Florida’s headquarters in Florida. Metretek Florida also provides its customers with system installation and start-up service, 24/7 telephone technical support, regularly scheduled product training, custom software development, system monitoring and troubleshooting, and network management services.
          Metretek Florida participates in utility, telecommunications and M2M industry conferences, symposiums, and trade shows and maintains memberships in several national and regional related associations. Metretek Florida also advertises in and contributes editorially to industry trade journals, utilize direct mail/e-mail and telemarketing and has a home page on the internet (www.metretekfl.com).
          During 2007, Metretek Florida plans to continue building distribution channels in several vertical markets for the InvisiConnect® product line. It also intends to build brand name recognition in markets it is targeting but not yet established. It also intends to engage new agents to provide additional coverage into the energy utility market by promoting its core line of data recording, remote monitoring and AMR systems.
          Backlog. Metretek Florida’s backlog consists primarily of unfulfilled customer orders at any given time related to its AMR and M2M business. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 2006, Metretek Florida’s backlog was approximately $2 million, all of which is expected to be completed during 2007. The amount of backlog is not necessarily indicative of future revenues because short-term purchase orders, modifications to or terminations of present orders and production delays can provide additional revenues or reduce anticipated revenues. Metretek Florida’s backlog is typically subject to large variations from time to time as new orders are received. Consequently, it is difficult to make meaningful comparisons of backlog. Metretek Florida’s orders from its customers generally include provisions permitting rescheduling, deferral or termination at any time at the convenience of the customer.
MM 1995-2
          In addition to these operating subsidiaries, we own approximately 36% of the equity interests of an unconsolidated business, MM 1995-2, through our wholly-owned subsidiary MGT. MGT also is the managing trustee of MM 1995-2. MM 1995-2 owns and operates five oil field production water disposal wells located at four facilities in northeastern Colorado. MGT acquired additional equity interests in MM 1995-2 during the past three years, increasing its ownership of equity interests in MM 1995-2 from 15% at the beginning of 2004 to 36% as of the date of this report, including 9.375% in equity interests that were acquired in early 2006. As a result of the increased ownership of equity interests in MM 1995-2 as well as the growth in MM 1995-2’s operations, the equity income from MM 1995-2 is becoming a more significant part of our consolidated results, contributing $2,221,000 to our income from continuing operations during fiscal 2006, an increase from $1,690,000 in fiscal 2005 and $1,254,000 in fiscal 2004.
Customers
          Our customers include a wide variety of mid-sized and large businesses, utilities, institutions and energy producers. From time to time, we have derived a material portion of our revenues from one or more significant customers or purchase commitments. Publix, a customer of PowerSecure, accounted for approximately 51% of our consolidated revenues during fiscal 2006 and is expected to account for a significant portion of our consolidated revenues during 2007. During each of 2004 and 2005, Food Lion, also a PowerSecure customer, accounted for approximately 10% of our consolidated revenues. Our revenues derived from sales to customers outside the United States, primarily from sales by Metretek Florida, were less than 1% of our total consolidated revenues in fiscal 2006 and 2005, as compared to 2% in fiscal 2004.
Competition
          The markets for our products, services and technology are intensely competitive and are characterized by rapidly changing technology, new and emerging products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins, loss of market share or inability to penetrate or develop new markets, any one of which could significantly reduce our future revenues and adversely affect our operating results.
          Our current and prospective competitors include:
•	large and well established providers of data collection and telemetry solutions, including AMR systems, such as Itron, Inc., Elster Metering, ABB, Badger Meter, Inc., Sensus Metering Systems, Inc., Neptune Technology Group, Inc. and other smaller entities such as Comverge, Inc., Cellnet Technology, Inc. and Nertec, Inc.;

•	numerous and diverse entities in the M2M market segments, including Telenetics Corporation, Airlink Communications Inc., Sierra Wireless, Inc., Wavecom S.A. and Enfora L.P.;

•	providers of natural gas volume correctors such as Mercury Instruments, Inc., Eagle Research Corp., Instromet and Galvanic Applied Sciences Inc.;

•	large manufacturers of power generation equipment with substantial distribution networks, such as Caterpillar Inc., Cummins Inc. (including Onan), Detroit Diesel Corporation, Kohler Co. and Generac Power Systems, Inc.;

•	large, well established and diversified companies like Schlumberger, Eaton, Emerson Electric Co., ABB, General Electric, Siemens and Honeywell International Inc. that have divisions or subsidiaries devoted to our markets;

•	in-house services provided by utilities and major oil and gas companies;

•	large, well established and diversified oil and gas companies like Duke Energy Corporation, Williams Energy and Hanover Compressor Company; and

•	numerous other prospective competitors that may offer energy and data management information and technology.
          We believe that our ability to compete successfully will depend upon many factors, many of which are outside of our control. These factors include:
•	the performance and features functionality and benefits of our, and of our competitors’, products and services;

•	the value to our customers for the price they pay for our products and services;

•	the timing and market acceptance of new products and services and enhancements to existing products and services developed by us and by our competitors;

•	our responsiveness to customers needs;

•	the ease of use of products and services;

•	the quality and reliability of our, and of our competitors’, products and services;

•	reputation;

•	sales and marketing efforts;

•	our ability to develop and maintain our strategic relationships; and

•	the price of our, and of our competitors’, products and services.

          We believe that in many of our markets we have established ourselves as a niche supplier of high quality, reliable products and services and, therefore, that we currently compete favorably with respect to the above factors, other than price. We do not typically attempt to be the low cost producer. Rather, we endeavor to compete primarily on the basis of product and service quality rather than price. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors’ innovations. We cannot provide any assurance that our products and services will continue to compete favorably in the future against current and future competitors or that we will be successful in responding to changes in other markets including new products and service and enhancements to existing products and service introduced by our existing competitors or new competitors entering the market.
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
          Numerous companies compete directly with Southern Flow in the natural gas measurement services industry, including companies that provide the same services as Southern Flow and companies that provide additional or related field services. Although a significant portion of natural gas measurement services is currently performed internally by natural gas producers and pipeline companies, much of Southern Flow’s direct competition consists of small measurement companies providing limited services and serving limited geographical areas. Because Southern Flow offers a complete range of natural gas measurement services over a wide geographical area, management believes Southern Flow offers advantages over its competitors.
          PowerSecure’s competition is primarily from manufacturers and distributors of generators and related equipment, as well as small regional electric engineering firms that compete in certain aspects of distributed generation production. Also, PowerSecure faces competition in some specific portions of its distributed generation business. For example, some small regional electric engineering firms specialize in the engineering aspects of the distributed generation. Similarly, several well established companies have developed microturbines used in distributed generation, such as Capstone Turbine Corporation, which develops gas turbines. A number of companies are also developing alternative generation technology such as fuel cells and solar cells, such as FuelCell Energy, Inc., Ballard Power Systems, Inc. and Plug Power Inc. Several large companies also are becoming leaders in uninterruptible power supply system technology, including American Power Conversion Corporation, Invensys, Liebert Corporation (a subsidiary of Emerson Electric), and PowerWare Corporation (a subsidiary of Eaton). RealEnergy, Inc. designs, owns and operates permanent on-site power generator systems for commercial real estate owners. Companies developing and marketing energy-marketing software, such as eLutions Inc., are also potential competitors to the extent they partner with distributed generation equipment manufacturers.
          Although Metretek Florida’s product offering is very specific to the requirements for C & I meter reading and monitoring in natural gas and electricity applications, many suppliers of residential meter reading systems also offer products for C & I applications and can be formidable competitors for utility companies desiring to implement residential meter reading and to have all automatic/remote meter reading, including industrial and commercial, performed on a single system. Also, major natural gas and electricity meter and instrument manufacturers offer systems to remotely read and interrogate their own equipment, and utility companies that use certain manufacturers’ meters exclusively may also choose to buy their communication and data collection products as well. We believe that several large suppliers of equipment, services or technology to the utility industry have developed or are currently developing products or services for the markets in which Metretek Florida is currently competing or intends to compete. In addition, as Metretek Florida expands its product line and market focus to address other new market segments and M2M applications, it will encounter a large number of established competitors who in most instances already have significant market share and brand positioning advantages.
Regulation
          Our businesses and operations are affected by various federal, state, local and foreign laws, regulations and authorities. While to date, our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations, we cannot provide any assurance that new laws and regulations will not materially and adversely affect us in the future.
          Regulation of Natural Gas. Natural gas operations and economics are affected by price controls, by environmental, tax and other laws relating to the natural gas industry, by changes in such laws and by changing administrative regulations and the interpretations and application of such laws, rules and regulations. Natural gas sales have been deregulated at the wholesale, or pipeline, level since Federal Energy Regulatory Commission Order 636 was issued in 1992. Since that time, individual states have been deregulating natural gas sales at the retail level. Some states have already deregulated natural gas sales for industrial customers and certain classes of commercial and residential customers, permitting those customers to purchase natural gas directly from producers or brokers. Other states are currently conducting pilot programs that allow residential and small commercial consumers to select a provider of their choice, other than the local distribution company, to supply their natural gas. As natural gas sales are deregulated, on a state by state basis, we believe that timely collection and reporting of consumption data will be needed and desired by more customers, utility companies and energy service providers.
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
          Regulation of Communication Services. With Metretek Florida’s focus on developing digital wireless-enabled data collection, monitoring and telemetry solutions, such as InvisiConnect®, many of its products are or will be subject to regulation and testing by the Federal Communications Commission. This testing focuses on compliance with FCC specifications for radio frequency emissions. In addition, these products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. For example, our InvisiConnect® products must be tested and certified by the PCS Type Certification Review Board, a wireless communications supported agency, as well as by each individual wireless carrier for use on their respective networks. These tests are principally designed to focus on the operating characteristics of the products supplied to ensure that they will not have any unplanned adverse affects on the carrier’s networks as they each have them deployed in various regions The regulatory process can be time-consuming and can require the expenditure of substantial resources. We cannot assure you that the FCC or other testing and certifying authorities will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. In addition, regulations regarding the manufacture and sale of data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.
Employees
          As of March 2, 2007, we had 335 full-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.
Research and Development
          Most of our basic research and development activities are conducted by Metretek Florida and PowerSecure. Metretek Florida’s research and development efforts are focused on enhancements to its existing product and service offerings intended to take advantage of advancements in technology, address anticipated customer requirements and provide for solutions in potential new markets. Current research and development projects at Metretek Florida include the development of data collection products that utilize the wireless internet provided by the large cellular and PCS providers worldwide to provide real time data collection capabilities to its traditional utilities customers and to participate in developing opportunities in other market segments that are evolving in the M2M market. PowerSecure’s research and development activities are focused primarily on developing and enhancing its process controls, switchgear, and remote monitoring and control software, as well as the design and development of new and more efficient distributed generation products and technology. From time to time, as our business needs and goals dictate and as our capital resources allow, we may also conduct research and development efforts for our Southern Flow business.
          Our research and development expenses, which include engineering expenses, during 2006 were $794,000, as compared to $713,000 in 2005 and $667,000 in 2004. We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets. Our future success will depend, in part, upon the success of our research and development efforts.
          The markets for our products, services and technology are dynamic, characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The constantly changing nature of these markets and their rapid evolution will require us to continually improve the performance, features and reliability of our products, services and technology, particularly in response to competitive offerings, and to introduce both new and enhanced products, services and technology as quickly as possible and prior to our competitors. We believe our future success will depend, in part, upon our ability expand and enhance the features of our existing products, services and technology and to develop and introduce new products, services and technology designed to meet changing customer needs on a cost-effective and timely basis. Consequently, failure by us to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in the development or introduction of new products, services and technology, could have a material adverse effect on our business and results of operations. We cannot assure you that we will respond effectively to technological changes or new products, services and technology announcements by others or that we will be able to successfully develop and market new products, services and technology or enhancements.
Raw Materials
          In our businesses we purchase generators, memory chips, electronic components, printed circuit boards, specialized sub-assemblies, relays, electric circuit components, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components, such as generators, from single source manufacturers due to unique designs, quality and performance requirements, and favorable pricing arrangements. While, in the opinion of management, the loss of any one supplier of materials, other than generators, would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, from time to time we do encounter difficulties in acquiring certain components due to shortages that periodically arise, supply problems from our suppliers, obsolescence of parts necessary to support older product designs or our inability to develop alternative sources of supply quickly or cost-effectively, and these procurement difficulties could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in PowerSecure’s business have significant lead times before they are available, which may affect the timing of PowerSecure’s project completions.
Intellectual Property
          Our success and ability to grow depends, in part, upon our ability to develop and protect our proprietary technology and intellectual property rights in order to distinguish our products, services and technology from those of our competitors. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. We hold several copyrights, service marks and trademarks in our business, and we have applied for a patent protection related to InvisiConnect® and registrations of additional marks, although we may not be successful in obtaining such patent and registering such marks. In the future, we intend to continue to introduce and register new trademarks and service marks, and to file new patent applications, as we deem appropriate or necessary for our business and marketing needs.
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
          We do not believe that we are dependent upon any one copyright, trademark, service mark or other intellectual property right. Rather, we believe that, due to the rapid pace of technology and change within the energy industry, the following factors are more important to our ability to successfully compete in our markets:
•	the technological and creative skills of our personnel;

•	the development of new products, services and technologies;

•	frequent product, service and technology enhancements;

•	name recognition;

•	customer training; and

•	reliable product and service support.
We cannot assure you that we will be successful in competing on the basis of these or any other factors. See “—Competition” above in this item.
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
Segment Information
          We operate in three market segments:
•	distributed generation;

•	natural gas measurement services; and

•	automated data collection and telemetry.
          Financial information related to our segment operations for the past three fiscal years is set forth in Note 12, “Segment and Related Information,” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by this reference.
Available Information
          Our corporate internet address is www.metretek.com. Through our website, under “Investor Info,” we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800—SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our flings at http://www.sec.gov. The contents of and the information on our website is not a part of, and is not incorporated into, this report.
Executive Officers of the Registrant
          As of March 1, 2007, our executive officers, and their ages and their positions with us, were as follows:

Name	Age	Positions
W. Phillip Marcum	63	Chairman of the Board, President, Chief Executive Officer and Director
A. Bradley Gabbard	52	Executive Vice President, Chief Financial Officer, Treasurer and Director
Gary J. Zuiderveen	48	Vice President, Controller, Principal Accounting Officer and Secretary
Sidney Hinton	44	President and Chief Executive Officer of PowerSecure
John Bernard	52	President and Chief Executive Officer of Southern Flow
Joseph L. Harley, Jr	55	President and Chief Executive Officer of Metretek Florida
Daniel J. Packard	61	President and Chief Executive Officer of MGT
          Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There are no family relationships between any of our executive officers or directors.
          W. Phillip Marcum is one of our founders and has served as our Chairman of the Board, President and Chief Executive Officer and as a director since our incorporation in April 1991. He also serves as the Chairman of our principal operating subsidiaries. Mr. Marcum currently serves on the board of directors of Key Energy Services, Inc., an oilfield service provider.
          A. Bradley Gabbard is one of our founders and has served as an executive officer and a director since our incorporation in April 1991. He has served as our Executive Vice President since July 1993 and as our Chief Financial Officer and Treasurer since August 1996 and from April 1991 through July 1993. He also serves as the Executive Vice President and Chief Financial Officer of our principal operating subsidiaries. Mr. Gabbard also served as our Vice President and Secretary from April 1991 through July 1993.
          Gary J. Zuiderveen has served as our Vice President since April 2005 and as our Controller, Principal Accounting Officer and Secretary since April 2001. He previously served as our Controller from May 1994 until May 2000 and as our Secretary and Principal Accounting Officer from August 1996 until May 2000. He also serves in one or more of the capacities of Controller, Principal Accounting Officer or Secretary of our of our principal operating subsidiaries. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm’s national office accounting research department.
          Sidney Hinton has served as the President, Chief Executive Officer and a director of PowerSecure since its incorporation in September 2000. Mr. Hinton also serves as the Chairman and Chief Executive Officer of each of PowerSecure’s subsidiaries. In 2000, he was an Executive-in-Residence with Carousel Capital, a private equity firm. In 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy). From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company.
          John Bernard has served as the President, Chief Executive Officer and a director of Southern Flow since December 2004. Mr. Bernard has served in several managerial capacities since joining Southern Flow in 1988, including serving as the Vice President and General Manager of Southern Flow from June 1998 through November 2004.
          Joseph L. Harley, Jr. has served as the President, Chief Executive Officer and a director of Metretek Florida since January 2007. Mr. Harley has served in several managerial capacities since joining Metretek Florida in 1992, including serving as the Vice President of Engineering and Business Development of Metretek Florida.
          Daniel J. Packard has served as the President, Chief Executive Officer and a director of MGT since January 1999. He has also served as an Active Trustee of MM 1995-2 since its formation in 1996 and as its President since January 1999.
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
Risks Related to our Business and Industry
Our operating results may fluctuate, which makes our operating results difficult to predict and could cause our operating results to fall short of expectations, which could adversely affect the trading price of our common stock.
          Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and may fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that may affect our operating results include the following:
•	the size, timing and terms of sales and orders, including large customer orders, such as the significant orders from a single customer received by PowerSecure in late 2005 and early 2006, and the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	the effects of hurricanes and other weather conditions on the demand requirements of our customers;

•	our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of development of our new businesses, including the new PowerSecure businesses, and the growth of their markets, which may involve significant development expenses;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our product and service implementation process;

•	changes in the mix of products and services having differing margins;

•	the life cycles of our products and services;

•	budgeting cycles of utilities and other major customers;

•	general economic and political conditions;

•	the resolution of pending and any future litigation and regulatory proceedings and claims;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors;

•	the effects of governmental regulations and regulatory changes in our markets;

•	changes in the prices charged by our suppliers;

•	changes in the lead-times required for our suppliers to provide products, goods or services;

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions;

•	changes in our operating expenses; and

•	the development and maintenance of business relationships with strategic partners.
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
          Due to these factors and the other risks discussed in this report, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. It is possible that in some future periods our results of operations may fall below the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline.
Our recent growth and operating results have resulted from significant purchase commitments from one customer, and if we suffer any cancellation, reduction or delay in these large purchase commitments from this customer or if we do not receive additional significant purchase commitments in the future, our business and operating results could be materially and adversely affected.
          From time to time, we have derived a material portion of our revenues from one or more significant customers or large purchase commitments that have generated significant revenues and enhanced our operating results. In late 2005 and early 2006, PowerSecure received the largest purchase orders in our history from one large customer, Publix. In fiscal 2006, sales to Publix accounted for 51% of our consolidated revenues, and we expect sales to Publix to also constitute a significant portion of our consolidated revenues during 2007. From time to time, PowerSecure has received other significant, non-recurring purchase orders from customers. See “Item 1. Business—Customers” above. There is no assurance PowerSecure will receive any future orders from these customers, or will receive other significant purchase commitments in the future from other customers. In addition, if all or any substantial portion of such commitments were to be cancelled, reduced or delayed, or if we are unable to obtain additional significant purchase orders in the future, our revenues and net income would significantly decline from recent levels. Our success will depend on our continued ability to develop new relationships and manage existing relationships with significant customers and generate recurring revenues from them. We cannot be sure that we will be able to retain our largest current customer, that we will be able to attract additional large customers in the future, or that our existing customers will continue to purchase our products and services in the same amounts as in prior years. Our business and operating results would be adversely affected by:
•	the loss of one or more large customers;

•	any cancellation of orders by, or any reduction or delay in sales to, these customers;

•	the failure of large purchase commitments to be renewed or to recur;

•	our inability to successfully develop relationships with additional customers; or

•	future price concessions that we may have to make to these customers.
We do not have long-term or recurring commitments with most of our customers and may be unable to retain existing customers, attract new customers or replace departing customers with new customers that can provide comparable revenues.
          Because we generally do not obtain firm, long-term volume purchase commitments from our customers, many of our contracts and commitments from our customers are short-term or non-recurring. For example, most of PowerSecure’s revenues are derived on a non-recurring, project by project basis, and there is no assurance that its revenues and business will continue to grow. In addition, customer orders can be canceled or rescheduled and volume levels can be reduced. We cannot assure you that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, canceled, delayed or reduced orders with new business that generates comparable revenues. Further, we cannot assure you that our current customers will continue to generate consistent amounts of revenues over time. Our failure to maintain and expand our customer relationships customers would materially and adversely affect our business and results of operations.
Price increases in some of the key components in our products could materially and adversely affect our operating results and cash flows.
          The prices of some of the key components of our products and services are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our products or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows. For example, most of PowerSecure’s revenues are generated from fixed price distributed generation projects, and increases in the prices of key components in those projects, such as generators, diesel fuel, copper and labor, would increase PowerSecure’s operating costs and accordingly reduce its margins in those projects. Although we intend to adjust the pricing for future projects based upon long-term changes in the prices of these components, we generally cannot pass on short-term price increases on fixed pricing projects, and we may not be able to pass on all long-term price increases. Such price increases could occur from time to time due to spot shortages of commodities or labor, or from longer-term shortages due to market forces beyond our control. An increase in our operating costs due to price increases from these components causing a reduction in PowerSecure’s margins could materially and adversely affect our consolidated results of operations and cash flows.
We depend on sole source and limited source suppliers for some of the key components and materials in our products, which makes us susceptible to supply shortages or price increases that could materially and adversely affect our business.
          We depend upon sole source and limited source suppliers for some of the key components and materials we use in our products and systems. If we are unable to obtain these components on a timely basis, we will not be able to deliver our products and systems to our customers. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, PowerSecure is dependent upon on obtaining a timely and cost-effective supply of generators for its distributed generation business, and from time to time these generators are in short supply, affecting the timing of our performance and cost of the generators. If we experience delays in production because the supply of any critical components is interrupted or reduced and we have failed to identify an alternative vendor or if there is a significant increase in the cost of such components, then we may be unable to meet contractual obligations and customer expectations, which could result in lost customers and sales, and we may incur higher than expected expenses, which could materially and adversely affect our business, operations and results of operations.
PowerSecure’s business is subject to the risk of changes in tariff structures, which changes could materially and adversely affect PowerSecure’s business as well as our financial condition and results of operations.
          PowerSecure’s business is dependent, in part, upon its ability to utilize distributed generation to create favorable pricing for customers based on existing tariff structures. If utility tariffs change in some regions, then PowerSecure’s business would become less viable in those regions. Moreover, even if such tariffs do not change, if PowerSecure is unable to obtain the expected benefits from those tariffs, its shared savings projects, that are dependent upon such benefits, would be materially and adversely affected. Changes in utility tariffs or PowerSecure’s inability to obtain the benefits of tariff structures could materially and adversely affect our business, financial condition and results of operations.
PowerSecure’s business is subject to the risk of changes in environmental requirements, which changes could materially and adversely affect PowerSecure’s business as well as our financial condition and results of operations.
          PowerSecure presently utilizes diesel powered generators in its systems. If regulatory requirements in the business regions of its customers are modified to either effectively ban diesel or to make diesel no longer commercially viable in those regions, then PowerSecure’s business could be materially and adversely affected. While PowerSecure, in such case, would utilize its efforts to find alternative power sources, there is no assurance those alternative sources would be economically acceptable.
Some of PowerSecure’s long-term turn-key contracts subject us to risks.
          Some of PowerSecure’s contracts for turn-key distributed generation projects have a term of many years, during which time some risks to its business may arise due to its obligations under those contracts. For example, PowerSecure is responsible for full maintenance on the generators and switchgear during the term of the contract, and the reserves it has set aside may not be sufficient to cover its maintenance obligations, and the maintenance packages is has purchased designed to cover maintenance on the generators may not be adequate. In addition, changes in circumstances that were not contemplated at the time of the contract could expose PowerSecure to unanticipated risks or to protracted or costly dispute resolution.
Severe, adverse weather conditions, such as hurricanes, can cause a severe disruption in the business of Southern Flow by significantly reducing the short and mid-term demand requirements of its customers.
          Southern Flow’s business is in large part dependent upon the business of large oil and gas producers. Severe, adverse weather conditions, such as hurricanes, can cause serious disruptions in the production activities of those customers, which in turns reduces their demand for Southern Flow’s services. While such production reductions tend to be temporary and after time those production levels tend to return to normal levels, such disruptions can cause Southern Flow to lose business that is generally not replaceable. This loss of business results in a loss of revenues for Southern Flow, and because Southern Flow’s expenses tend to be fixed, at least in the short-term, these losses of revenues have a significant effect on Southern Flow’s net income, and thus a material adverse impact on our revenues, financial condition and results of operations.
Because some of our business and product offerings have limited histories and their business strategies are still being developed and are unproven, limited information is available to evaluate their future prospects.
          Our business strategy includes the development and expansion of new businesses and product lines from time to time, including PowerSecure’s new engineering services, management consulting and energy efficiency businesses and Metretek Florida’s telemetry business. Our plans and strategies with respect to these new businesses are often based on unproven models and must be developed and modified. Our future success depends in large part upon our ability to develop these new businesses so that they will generate significant revenues, profits and cash flow.
          As a company developing new businesses in the rapidly evolving energy and technology markets, we face numerous risks and uncertainties which are described in this Item as well as other parts of this report. Some of these risks relate to our ability to:
•	anticipate and adapt to the changing regulatory climate for energy and technology products, services and technology;

•	attract customers to our new businesses;

•	anticipate and adapt to the changing energy markets and end-user preferences;

•	attract, retain and motivate qualified personnel;

•	respond to actions taken by our competitors;

•	integrate acquired businesses, technologies, products and services;

•	generate revenues, gross margins, cash flow and profits from sales of new products and services; and

•	implement an effective marketing strategy to promote awareness of our new businesses, products and services.
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
          The margins on our revenues from some of our product and service offerings are higher than the margins on some of our other product and service offerings. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower net income, or higher net losses, and less cash flow on the same amount of revenues.
We may not be able to maintain our recent levels of growth and profitability.
          We have experienced significant profitability and growth in recent years. In fiscal 2006, our revenues were approximately $120 million, a 155% increase over our fiscal 2005 revenues, and our net income in fiscal 2006 was approximately $11.7 million, a 401% increase over our fiscal 2005 net income. However, we may not be able to maintain or increase our recent levels of growth and profitability in the future due to the factors listed in this “Item 1A. Risk Factors” and other factors discussed elsewhere in this report. Moreover, as a result of our intended future growth and our intended expansion of our businesses, products and services, we may incur expenses in future periods, including significant costs in developing and expanding the core distributed generation business of PowerSecure and the three new businesses of PowerSecure that could adversely affect our operating results or cause them to fall below recent levels. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses exceed what we anticipate, our results of operations will be materially and adversely affected.
We are subject to lawsuits, claims and proceedings from time to time, and in the future we could become subject to new lawsuits, and if any of those lawsuits are material and are successfully prosecuted against us, our business, financial condition and results of operations could be materially and adversely affected.
          We are subject to lawsuits, claims and other proceedings from time to time, and we have been subject to lawsuits in the past that have had a material impact on us. In addition, one significant lawsuit in which we are involved is still pending. Our current proceedings are described in “Item 3. Legal Proceedings.” In the future, we may become involved in other lawsuits, claims and proceedings, including some that arise in the ordinary course of business. We cannot provide any assurance that any such future litigation, claims and proceedings could not materially and adversely affect our business, financial condition and results of operation. Even if we are successful on the merits, any such lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us.
We extend product warranties which could adversely affect our operating results.
          We provide a standard one year warranty for hardware product sales and distributed generation equipment. In addition, we offer extended warranty terms on our distributed generation turn-key projects as well as certain hardware products. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and development of methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation market is limited. If actual product failure rates, parts and equipment costs, or service labor costs exceed our estimates, our operating results could be adversely impacted.

Because we are dependent upon the utility industry for a significant portion of our revenue, continued reductions of purchases of our products and services by utilities caused by regulatory reform may materially and adversely affect our business.
          We currently derive a significant portion of our revenue from sales by Metretek Florida of its products and services to the utility industry, and particularly the natural gas utility industry. A key reason that we have experienced variability of operating results on both an annual and quarterly basis has been utility purchasing patterns, including delays of purchasing decisions, as the result of mergers and acquisitions in the utility industry and potential changes to the federal and state regulatory framework within which the utility industry operates. The utility industry is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying a normal budget approval process within the utility. In addition, utilities may defer purchases of our products and services if the utilities reduce capital expenditures as the result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors. The natural gas utility industry has been virtually the sole market for Metretek Florida’s products and services. However, over the last few years, the uncertainty in the utility industry that has resulted from the regulatory uncertainty in the current era of deregulation has caused utilities to defer even further purchases of Metretek Florida’s products and services. The continuation of this uncertain regulatory climate will materially and adversely affect our revenues.
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
          Our products and services are often used by our customers to address critical business needs. Customers generally consider a wide range of issues before making a decision to purchase our products and services. In addition, the purchase of some of our products and services involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. Our sales cycle may vary based on the industry in which the potential customer operates and is difficult to predict for any particular transaction. The length and variability of our sales cycle makes it difficult to predict whether particular sales will be concluded in any given quarter. While our customers are evaluating our products and services before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long-lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

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
          Our future success will depend on our ability to develop new and enhanced products and services that achieve market acceptance in a timely and cost-effective manner. The development of technology is often complex, and we occasionally have experienced delays in completing the development and introduction of new products and services and enhancements thereof. Successful development and market acceptance of our products and services depends on a number of factors, including:
•	the changing requirements of customers;

•	the accurate prediction of market requirements;

•	the timely completion and introduction of new products and services;

•	the quality, price and performance of new products and services;

•	the availability, quality, price and performance of competing products, services and technologies;

•	our customer service and support capabilities and responsiveness;

•	the successful development of our relationships with existing and potential customers; and

•	changes in technology, industry standards or end-user preferences.
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
          The markets in which our businesses operate are characterized by rapid technological change, frequent introductions of new and enhanced products and services, evolving industry standards and changes in customer needs. Significant technological changes could render our existing and planned new products, services and technology obsolete. Our future success will depend, in large part, upon our ability to:
•	effectively use and develop leading technologies;

•	continue to develop our technical expertise;

•	enhance our current products and services;

•	develop new products and services that meet changing customer needs; and

•	respond to emerging industry standards and technological changes in a cost-effective manner.
          If we are unable to successfully respond to these developments or if we do not respond to them in a cost-effective manner, then our business will be materially and adversely affected. We cannot assure you that we will be successful in responding to changing technology or market needs. In addition, products, services and technologies developed by others may render our products, services and technology uncompetitive or obsolete.
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
          We believe our future success and performance will depend in large part upon our ability to attract and retain highly qualified technical, managerial, sales, marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employees in the future. The loss of the services of any of our key personnel could have a material adverse effect on our business. Although we have entered into employment agreements with some of our executive officers, we generally do not have employment contracts with our other key employees. In addition, we do not have key person life insurance for most of our key personnel. We cannot assure you that we will be able to retain our current key personnel or that we will be able to attract and retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain highly qualified personnel, our business could be materially and adversely affected.
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
          There is always a potential for a downturn in general economic and market conditions. In recent years, some segments of the economy, including the technology industry in particular, have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, including international terrorism and strife, global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. An economic downturn coupled with a decline in our revenues could adversely affect our ability meet our capital requirement, support our working capital requirements and growth objectives, maintain our existing financing arrangements, or otherwise adversely affect our business, financial condition and results of operations. As a result, any economic downturns generally or in our markets specifically, particularly those affecting industrial and commercial users of natural gas and electricity, would have a material adverse effect on our business, cash flows, financial condition and results of operations.
If we fail to effectively manage our future growth, our ability to market and sell our products and services and to provide quality service to our customers may be adversely affected.
          Our revenues, business operations and number of employees have grown significantly in recent years, primarily in response to the growth in PowerSecure’s business. We anticipate further growth, especially as PowerSecure expands into new lines of business and geographic areas. This growth has placed in the past, and we expect it will continue to place in the future, a significant strain on our management and operational resources, including our ability to timely and cost-effectively satisfy our customers’ demand requirements. We must plan and manage our growth effectively in order to offer our products and services and to achieve revenue growth and profitability in rapidly evolving markets. If we are not able to effectively manage our growth in the future, our business may be materially and adversely affected. We must also continue to hire, train and manage new employees at a rapid rate. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in training our existing employees, our business may be harmed.
Our management of MM 1995-2, a private program, presents risks to us.
          MGT is our subsidiary that manages and holds a minority ownership interest in MM 1995-2, a private program that owns and operates oil and gas production water disposal facilities. While MGT does not intend to form any new private programs, it may from time to time increase its economic interest in the program or initiate or manage actions intended to expand the program’s assets or activities. This program was financed by a private placement of equity interests raising capital to acquire the assets and business operated by the program. Our management of this program presents risks to us, including:
•	lawsuits by investors in this program who become dissatisfied with the results of the program;

•	material adverse changes in the business, results of operations and financial condition of the program due to events, conditions and factors outside of our control, such as general and local conditions affecting the oil and gas market generally and the revenues of the program specifically;

•	risks inherent in managing a program and taking significant actions that affect its investors;

•	changes in the regulatory environment relating to the program;

•	reliance upon significant suppliers and customers by the program;

•	hazards of oil production water disposal facilities, including environmental hazards; and

•	changes in technology.
          If any of these risks materialize and we are unsuccessful in addressing these risks, our financial condition and results of operations could be materially and adversely affected.
We may be unable to acquire other businesses, technology or companies or engage in other strategic transactions, or to successfully realize the benefits or avoid the difficulties of any such strategic transactions.
          In the past, we have grown by acquiring complimentary businesses, technologies, services and products and entering into other strategic transactions to enhance our financial condition, results of operations and stockholder value. As part of our business strategy, we expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and dispositions and strategic alliances, on an ongoing basis as they present themselves to facilitate our ability to enhance our existing and to develop new businesses, products, services and technology, and to enhance our financial condition, results of operations and stockholder value. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.
          Any future acquisition involves risks commonly encountered in business relationships, including:
•	difficulties in assimilating and integrating the operations, personnel, technologies, products and services of the acquired business;

•	the technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

•	difficulties in retaining, training, motivating and integrating key personnel;

•	diversion of management’s time and resources away from our normal daily operations;

•	difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

•	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	difficulties in retaining relationships with customers, employees and suppliers of the acquired company;

•	risks of entering markets in which we have no or limited direct prior experience;

•	potential disruptions of our ongoing businesses; and

•	unexpected costs and unknown liabilities associated with the acquisitions.
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
          Our success and ability to compete depends, in substantial part, upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products, services and technology from those of our competitors. The unauthorized use of our intellectual property rights and proprietary technology by others could materially harm our business. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. Although we hold copyrights and trademarks in our business, and we have applied for a patent and the registration of a number of new trademarks and service marks and intend to introduce new trademarks and service marks, we believe that the success of our business depends more upon our proprietary technology, information, processes and know-how than on patents or trademark registrations. In addition, much of our proprietary information and technology may not be patentable. We may not be successful in obtaining any patents or in registering new marks.
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
          We may need to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of other companies’ proprietary rights in the future. However, litigation could result in significant costs or in the diversion of management and financial resources. We cannot assure you that any such litigation will be successful or that we will prevail over counterclaims against us. Our failure to protect any of our important intellectual property rights or any litigation that we resort to in order to enforce those rights could materially and adversely affect our business.
If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.
          Although we are not aware of any present infringement of our products, services or technology on the intellectual property rights of others, we cannot be certain that our products, services and technologies do not or in the future will not infringe on the valid intellectual property rights held by third parties. In addition, we cannot assure you that third parties will not claim that we have infringed their intellectual property rights.
          In recent years, there has been a significant amount of litigation in the United States involving patents and other intellectual property rights. In the future, we may be a party to litigation as a result of an alleged infringement of others’ intellectual property. Successful infringement claims against us could result in substantial monetary liability, require us to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of our business. In addition, even if we prevail on these claims, this litigation could be time-consuming and expensive to defend or settle, and could result in the diversion of our time and attention and of operational resources, which could materially and adversely affect our business. Any potential intellectual property litigation also could force us to do one or more of the following:
•	stop selling, incorporating or using our products and services that use the infringed intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on commercially reasonable terms, or at all; or

•	redesign the products and services that use the technology.
          If we are forced to take any of these actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.
We face some risks that are inherent in natural gas and electrical operations.
          Some of our operations are subject to the hazards and risks inherent in the servicing and operation of natural gas assets, including encountering unexpected pressures, explosions, fire, natural disasters, blowouts, cratering and pipeline ruptures, as well as in the manufacture, sale and operation of electrical equipment such as PowerSecure’s distributed generation system, including electrical shocks, which hazards and risks could result in personal injuries, loss of life, environmental damage and other damage to our properties and the properties of others. These operations involve numerous financial, business, regulatory, environmental, operating and legal risks. Damages occurring as a result of these risks may give rise to product liability claims against us. Losses due to risks and uncertainties could occur for uninsurable or uninsured risks or could exceed our insurance coverage of up to $6 million coverage per occurrence and $7 million annual aggregate coverage. Therefore, the occurrence of a significant adverse effect that is not fully covered by insurance could have a material and adverse effect on our business. In addition, we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.

          We could become subject to burdensome government regulation that affects our ability to offer our products and services or that affects demand for our products and services.
          Our business operations are subject to varying degrees of federal, state, local and foreign laws and regulations. Regulatory agencies may impose special requirements for implementation and operation of our products, services or technology that may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant laws, regulations and requirements may be adopted or imposed in the future. For example, PowerSecure’s shared savings projects, and even its future turn-key projects, could be materially and adversely affected by new laws or regulations, or new interpretations of existing laws and regulations, that would ban the ownership of power generation by a third party, such as PowerSecure. Furthermore, some of our customers must comply with numerous laws and regulations. The modification or adoption of future laws and regulations could adversely affect our business and our ability to continually modify or alter our methods of operations at reasonable costs. We cannot provide any assurances that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties which could materially and adversely affect our business.
Our business could suffer if we cannot maintain and expand our current strategic alliances and develop new alliances.
          One element of our business strategy is the development of corporate relationships such as strategic alliances with other companies and businesses to provide products and services to existing and new markets and to develop new products and services and enhancements to existing products and services. We believe that our success in the future in penetrating new markets will depend in large part on our ability to maintain these relationships and to cultivate additional or alternative relationships. However, we cannot assure you that we will be able to develop new corporate relationships, or that these relationships will be successful in achieving their purposes. Our failure to continue our existing corporate relationships and develop new relationships could materially and adversely affect our business.
Terrorist activities and other international hostilities, including the expanding hostilities in the Middle East, could adversely affect our business and our results of operations.
          The growing threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world, affecting our suppliers and our customers. For example, we acquire certain equipment for Metretek Florida’s products from manufacturers that have their operations in the Middle East, and the expanding hostilities in that region could disrupt their ability to manufacture, and thus supply to us, equipment and parts integral to our products, which would adversely affect our ability to sell our products and to generate income and cash flow. In addition, to the extent that such disruptions result in reductions by our customers in their capital expenditures or spending on technology, or in longer sales cycles or the deferral or delay of customer orders, or otherwise adversely affect our ability to effectively market our products or services, our business and results of operations could be materially and adversely affected.
Risks Related to the Ownership of our Shares
Our charter documents, as well as Delaware law, contain anti-takeover provisions that could discourage or prevent a third-party acquisition of our common stock, even if an acquisition would be beneficial to our stockholders.
          Some provisions in our second restated certificate of incorporation and our amended and restated by-laws, as well as some provisions of Delaware law, could have the effect of discouraging, delaying or preventing a third party from attempting to acquire us, even if doing so would be beneficial to stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:
•	a classified board of directors in which only approximately one-third of the total board members are elected at each annual meeting;

•	the existence of large amounts of authorized but unissued shares of our common stock and our preferred stock;

•	authority for our board of directors to issue shares of our common stock and our preferred stock, and to determine the price, voting and other rights, preferences, privileges and restrictions of undesignated shares of preferred stock, without any vote by or approval of our stockholders;

•	super-majority voting requirements to effect material amendments to our second restated certificate and by-laws;

•	limiting the persons who may call a special meeting of stockholders;

•	prohibiting stockholders from acting by written consent without a meeting;

•	a fair price provision that sets minimum price requirements for potential acquirers under certain conditions;

•	anti-greenmail provisions which limit our ability to repurchase shares of common stock from significant stockholders;

•	restrictions under Delaware law on mergers and other business combinations between us and any 15% stockholders; and

•	advance notice requirements for director nominations and for stockholder proposals.
          In addition, we have entered into employment agreements with certain executive officers and other employees which, among other things, include severance and changes in control provisions.
Our stockholder rights agreement makes effecting a change of control more difficult, which may discourage offers for shares of our common stock.
          Our board of directors has adopted an amended and restated rights agreement. Our rights agreement may have the effect of delaying, deterring, or preventing changes in our management or control of us, which may discourage potential acquirers who otherwise might wish to acquire us without the consent of the board of directors. Under the rights plan, if a person or group acquires 15% or more of our common stock, all holders of rights (other than the acquiring stockholder) may, upon payment of the purchase price then in effect, purchase common stock having a value of twice the purchase price. In the event that we are involved in a merger or other similar transaction where we are not the surviving corporation, all holders of rights (other than the acquiring stockholder) shall be entitled, upon payment of the then in effect purchase price, to purchase common stock of the surviving corporation having a value of twice the purchase price. The rights will expire on November 30, 2011, unless we extend the terms of the rights agreement or we earlier redeem or exchange the rights.
We have not in the past and we do not currently intend to pay dividends on our common stock, and even if we change our intentions our ability to pay dividends is limited.
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
The market for our common stock is volatile and subject to extreme trading price and volume fluctuations, which could adversely affect an investment in our common stock.
          The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. For example, since January 1, 2006, the sales price of our common stock has fluctuated from a low of $10.49 to a high of $19.62. In general, the stock market has been experiencing extreme price and volume fluctuations for years, and the market prices of securities of technology companies have been especially volatile. A number of factors could cause wide fluctuations in the market price and trading volume of our common stock in the future, including:

•	actual or anticipated variations in our results of operations;

•	announcements by us or our competitors of acquisitions, significant technical innovations, new products or services, product improvements, significant contracts, strategic relationships or capital commitments;

•	the receipt, deferral or loss of significant customer orders;

•	the introduction of new products and services by us or our competitors;

•	the commencement of, or our involvement in, litigation or other legal or regulatory proceedings;

•	announcements by us or our competitors of the success or status of business;

•	conditions or trends in the energy and technology industries in general, and in the particular markets we serve;

•	changes in earnings or revenue guidance by us;

•	recommendations by securities analysts;

•	changes in, or the failure by us to meet, securities analysts’ estimates and expectations;

•	the lower coverage by securities analysts and the media of issuers with securities trading on the American Stock Exchange;

•	changes in the market valuation of other energy or technology companies;

•	additions or departures of key personnel;

•	sales of our common stock by our directors, executive officers and significant stockholders; and

•	general economic, business and market conditions.
          Many of these factors are beyond our control. The occurrence of any one or more of these factors could cause the market price of our common stock to fall, regardless of our operating performance.
          In addition, broad fluctuations in price and volume may be unrelated or disproportionate to operating performance, both of the market in general and of us in particular. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Securities litigation is often expensive to defend or settle and could divert management’s attention and operational resources, which could have a material adverse effect on our business, even if we ultimately prevail in the litigation.
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          We lease virtually all of the facilities at which we conduct our business. A brief description of those facilities as of December 31, 2006 is set forth below.
          We lease our principal executive offices, which consist of 2,925 square feet located in Denver, Colorado. This lease has a monthly rental obligation of $3,778, including operating costs, and expires December 31, 2009, with an option to cancel the lease on December 31, 2007.
          Southern Flow leases office facilities in the following locations: Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 64,000 square feet, total monthly rental obligations of approximately $33,000 and terms expiring at various dates through 2008. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas.
          PowerSecure’s principal business offices are located in Wake Forest, North Carolina and consist of 23,440 square feet. The lease on this facility has a current monthly rental obligation of $23,588, increasing by 3% annually through its expiration in 2016. PowerSecure leases three other facilities, located in Wilmington and Morrisville, North Carolina, consisting of 20,498 square feet in the aggregate. The leases on these facilities have an aggregate monthly rental obligation of $11,403 and expire at various dates through 2010. PowerSecure also leases office facilities in McDonough, Georgia, consisting of 5,600 square feet with a monthly rental obligation of $3,029, including operating costs, which expires June 30, 2009. In addition, PowerSecure owns and occupies an 11,770 square foot pre-engineered steel building in Randleman, North Carolina, which is used by its wholly-owned subsidiary, Reid’s Trailer, for its office and fabrication activities.
          Metretek Florida leases its principal business offices, which are located in Melbourne, Florida and consist of 5,950 square feet. The lease has a current monthly rental obligation of $5,067 that increases 5% annually through its expiration on May 31, 2008.
          We believe our facilities are suitable and adequate to meet our current and anticipated needs, although PowerSecure’s recent growth may require it to obtain additional space in future years. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.
Item 3. Legal Proceedings
          In January 2001, a class action lawsuit was filed in January 2001 by Douglas W. Heins, individually and on behalf of a class of other persons similarly situated, in the District Court for the City and County of Denver, Colorado against us, certain of our affiliates, officers and employees, and certain other parties. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program managed by MGT. In June 2004, the court granted final approval to a settlement that fully resolved all claims by the class against us and our affiliates.
          After the settlement with the class was approved, we vigorously pursued cross-claims and third party claims against five persons, firms or groups of affiliated persons or groups, that we refer to as the other parties, which include claims against the former owners of the assets involved and against attorneys, consultants and a brokerage firm involved in the transactions underlying the claims in the class action, seeking recovery of damages and contribution, among other things. Some of these other parties asserted counterclaims against us.
          As a result of mediation during the fourth quarter of 2006, we have agreed to settlements with four of the five other parties. A trial on the claims with the fifth other party is currently set for August 2007. We cannot provide any assurance that we will prevail on those claims. Out of the settlements with the four other parties, and any recovery from the resolution of the claims involving the fifth other party, net of legal fees and expenses, 50% is allocated to us and the remaining 50% is allocated to the class.
          On March 14, 2006, we received a letter from the Market Regulation Department of the National Association of Securities Dealers, on behalf of the American Stock Exchange, advising us that it was conducting a review of trading activity in our common stock between November 2005 and the date of the letter. In that letter, the NASD requested various documents and information in connection with our announcements, contracts and orders during that time period. We have cooperated fully with that review and have provided to the NASD the documentation confirming all such contracts and orders supporting our announcements. The NASD letter stated that its inquiry should not be construed as an indication that the NASD has determined that any violations of American Stock Exchange rules or federal securities laws have occurred, or a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.
          On May 17, 2006, we received a letter from the SEC notifying us that the SEC was conducting an informal, non-public inquiry regarding us. The inquiry requested the voluntary provision of a chronology of events relating to announcements made by us in February and March 2006 of orders received by PowerSecure, including events that were the subject of the previous review by the NASD. The SEC advised us that the inquiry should not be construed as an indication by the SEC that any violation of law has occurred, and should not be considered a reflection upon any person or entity. Management has cooperated fully with this inquiry and has provided to the SEC the information requested.
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
          From time to time, we are involved in other claims, proceedings and legal actions arising in the ordinary course of business. We intend to vigorously defend all claims against us. Although the ultimate outcome of these matters cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened dispute is expected to have a material adverse effect on our business, financial condition or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Since August 10, 2005, our common stock has been listed and traded on the American Stock Exchange under the symbol “MEK”. From October 15, 2002 through August 9, 2005, our common stock was traded over-the-counter on the OTC Bulletin Board under the symbol “MTEK”.
          The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock, as reported on the American Stock Exchange and the OTC Bulletin Board, for the applicable periods. Quotations for trades on the OTC Bulletin Board reflect inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2005:
First Quarter	$3.16	$2.20
Second Quarter	2.90	2.25
Third Quarter	5.00	2.95
Fourth Quarter	9.35	3.70

Year Ended December 31, 2006:
First Quarter	$19.62	$8.95
Second Quarter	17.18	11.60
Third Quarter	17.84	10.49
Fourth Quarter	16.40	11.28
          On March 2, 2007, the last sale price of our common stock as reported on the American Stock Exchange was $12.07.
Holders
          As of March 2, 2007, there were 257 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of the beneficial owners, we are unable to precisely determine the total number of stockholders represented by these record holders, but we estimate, based upon available information, that there are at least 3,000 beneficial owners of our common stock.
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
Equity Compensation Plans
          Information concerning securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data
          The following selected consolidated financial data has been derived from our audited consolidated financial statements. This information is not necessarily indicative of results to be expected from our future operations, and should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Consolidated Statement of	Year Ended December 31,
Operations Data:	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Total revenues	$120,447	$47,253	$35,177	$36,474	$26,453
Costs and expenses
Cost of sales and services	85,653	32,750	23,897	25,687	17,938
General and administrative	19,336	8,821	6,835	6,105	5,710
Selling, marketing and service	3,835	2,595	2,112	1,601	1,555
Depreciation and amortization	992	564	579	515	576
Research and development	794	713	667	627	552
Interest, finance charges and other	159	609	480	285	205
Provision for litigation costs, net	—	—	—	—	1,764
Nonrecurring charges	—	—	—	—	182

Total costs and expenses	110,769	46,052	34,570	34,820	28,482

Income (loss) from continuing operations before equity income minority interest and taxes	9,678	1,201	607	1,654	(2,029)
Income from litigation settlements, net	343	—	—	—	—
Equity income in unconsolidated affiliate	2,221	1,690	1,254	469	211
Minority interest	(72)	(211)	(238)	(207)	—
Income taxes	(465)	(46)	(48)	(57)	(46)

Income (loss) from continuing operations	11,705	2,634	1,575	1,859	(1,864)

Discontinued Operations (1):
Loss on disposal	—	(300)	(3,356)	—	—
Loss from operations	—	—	(1,463)	(980)	(1,518)

Loss on discontinued operations	—	(300)	(4,819)	(980)	(1,518)

Net income (loss)	$11,705	$2,334	$(3,244)	$879	$(3,382)

Per Share Amounts (2):
Income (loss) from continuing operations:
Basic	$0.78	$0.21	$0.03	$0.11	$(0.45)

Diluted	$0.71	$0.20	$0.03	$0.11	$(0.45)

Net income (loss):
Basic	$0.78	$0.19	$(0.47)	$(0.06)	$(0.71)

Diluted	$0.71	$0.18	$(0.45)	$(0.06)	$(0.70)

Weighted average common shares outstanding:
Basic	15,063	12,287	9,531	6,043	6,077

Diluted	16,477	13,361	10,036	6,051	6,077

Consolidated Balance	December 31,
Sheet Data:	2006	2005	2004	2003	2002
	(In thousands)

Cash and cash equivalents	$15,916	$2,188	$2,951	$2,102	$885
Working capital	38,844	4,911	5,117	5,964	4,097
Total assets	89,699	33,319	30,211	23,327	19,199
Long-term notes payable	—	3,594	6,075	5,227	4,691
Redeemable preferred stock	—	—	—	9,422	8,532
Total stockholders’ equity	58,000	16,230	12,917	1,169	1,165

(1)	During fiscal 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2006 have been reclassified to conform to fiscal 2006 presentation. Such reclassifications had no impact on our net income (loss) or stockholders’ equity.

(2)	Per share amounts presented for fiscal 2002 through fiscal 2004 include the effects of preferred stock deemed distributions. Per share amounts for fiscal 2003 include the effects of allocation of earnings to participating preferred stock as required by the provision of EITF 03-06.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2006, which we refer to as fiscal 2006, December 31, 2005, which we refer to as fiscal 2005, and December 31, 2004, which we refer to as fiscal 2004, and of our consolidated financial condition as of December 31, 2006 and 2005 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
          The discussion in this item, as well as in other items in this report, contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements, including those risks, uncertainties and other factors described above in “Item 1A. Risk Factors,” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents that we from time to time file with or furnish to the SEC. You are cautioned not to place undue reliance on any forward-looking statements, any of which could turn out to be wrong. Any forward-looking statements made in this report speak only as of the date of this report.
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
          Metretek Florida had also provided contract manufacturing services through its MCM subsidiary. These contract manufacturing services were discontinued during fiscal 2004, and MCM’s contract manufacturing business and most of its assets were sold in December 2004. Operations of the contract manufacturing business prior to fiscal 2005 have been reclassified to discontinued operations in our consolidated financials statements for all periods presented.
          In addition to these operating subsidiaries, we own approximately 36% of the equity interests of an unconsolidated business, MM 1995-2, through our wholly-owned subsidiary MGT. MGT also is the managing trustee of MM 1995-2. MM 1995-2 owns and operates five oil field production water disposal wells located at four facilities in northeastern Colorado. MGT acquired additional equity interests in MM 1995-2 during the past three years, increasing its ownership of equity interests in MM 1995-2 from 15% at the beginning of 2004 to 36% as of the date of this report, including 9.375% in equity interests that were acquired in early 2006. As a result, the equity income from MM 1995-2 is becoming a more significant part of our consolidated results, contributing $2,221,000 to our income from continuing operations during fiscal 2006, an increase from $1,690,000 in fiscal 2005 and $1,254,000 in fiscal 2004.
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
          Our revenues and results of operations, on a quarterly, period and annual basis, are dependent upon, and are the consolidated result of, the revenues and results of operations of each of our operating subsidiaries, our minority interest in MM 1995-2 and our corporate overhead. While we operate generally in the energy technology products, services and data management industry, our businesses are diversified and each of our business segments is operated independently of the others and influenced and affected by many factors that may apply only to that segment. Accordingly, our consolidated results of operations are an aggregation of different businesses and thus dependent upon a variety of factors applicable to each of these businesses.
          PowerSecure is an expanding company that has developed a distributed generation turn-key business. In addition, during the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment. In January 2006, it announced a third addition to its operations, EnergyLite. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. These units are intended to increase PowerSecure’s future growth opportunities beyond its core distributed generation business
          During mid-2006, PowerSecure launched a business unit within PowerSecure to concentrate on marketing to federal customers, primarily in conjunction with our utility alliances. In the second half of 2006, PowerSecure launched this business unit by purchasing contract rights, know-how and other intellectual properties to facilitate the providing of services to the federal customers of an investor-owned utility. The projects that are marketed and sold to PowerSecure’s federal customers potentially include all the products and services offered by PowerSecure as well as by its subsidiaries. In late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy.
          Even with the addition of these business units and acquisitions, PowerSecure is still in large part dependent upon the size and timing of the receipt of orders for, and of the completion of, its projects, and its results of operations can be significantly impacted by large, individual projects. In November 2005 and March 2006, PowerSecure announced that it had received orders from Publix, a large commercial customer, for distributed generation projects that are expected to generate $115 million in revenues in the aggregate, of which approximately $62.3 million has been recognized through December 31, 2006 (which includes a small portion recognized during fiscal 2005) and the remainder is expected to be recognized during fiscal 2007. During fiscal 2006, PowerSecure’s revenues and segment profit showed substantial increases over fiscal 2005 primarily due to the increased revenues from the Publix projects as well as the growth of PowerSecure’s core distributed generation business and its new businesses as well as normal fluctuations inherent in its operations. During fiscal 2006, PowerSecure’s revenues were $99,542,000 (of which $61,359,000 was attributable to the Publix projects), an increase of $69,342,000, or 230%, over fiscal 2005.
          Southern Flow is a well established, strong and expanding oil field services company that renders natural gas measurement and other services to oil and gas production companies. Due to the location of the production assets of many of its key customers, Southern Flow’s business in the second half of fiscal 2005 was adversely affected by Hurricanes Katrina and Rita. During the first quarter 2006, Southern Flow’s Gulf Coast operations returned to normal levels. Southern Flow’s revenues increased by $2,854,000, or 21%, during fiscal 2006 as compared to fiscal 2005, due, in part, to increased field work and equipment sales and services related to repairing customer facilities that incurred hurricane damages during fiscal 2005, as well as favorable market conditions in the oil and gas sector.
          Metretek Florida has been in operation since 1977 with a core business of designing, manufacturing and selling data collection and energy measurement monitoring systems. In late 2004, we decided to restructure Metretek Florida’s business and discontinue its contract manufacturing operations. Metretek Florida’s future results of operations will be largely dependent upon its ability to successfully address its core markets, as well as its ability to generate incremental sales from certain new markets into which it has recently introduced new telemetry products. Metretek Florida’s revenues increased by $415,000, or 13%, during fiscal 2006 as compared to fiscal 2005, due to normal fluctuations in its business.
          In addition to our operating subsidiaries, our results of operations are significantly impacted by our ownership of a minority interest in MM 1995-2, which is recorded as equity in income of unconsolidated affiliate and included in our income from continuing operations and our net income. During fiscal 2006, we acquired 9.375% of additional equity interests in MM 1995-2 for a total purchase price of $1,260,000 financed from a combination of cash on hand and borrowings on our lines of credit. As a result, we now own 36.26% of the equity interests in MM 1995-2.
          During the fourth quarter of fiscal 2006, we agreed to settlements of outstanding litigation claims against four of the five other parties that participated in a transaction with certain of our affiliates that was subject to a previously settled class action lawsuit. As a result of these settlements, we recorded income from litigation settlements in the amount of $343,000 during fiscal 2006, representing expected net proceeds to us from three of the other parties. The fourth settlement is contingent on approval of the original class action participants, which we believe will occur during the first or second quarter of 2007. A trial on the claims of the only remaining other party is currently set for August 2007.
          Due principally to the increase in revenues by PowerSecure, our consolidated revenues during fiscal 2006 increased by $73,194,000, representing a 155% increase over fiscal 2005 consolidated revenues. We recorded income from continuing operations of $11,705,000 during fiscal 2006, including $2,221,000 equity in income from MM 1995-2 and $343,000 of income from litigation settlements, as compared to income from continuing operations of $2,634,000 during fiscal 2005, which included $1,690,000 equity in income of MM 1995-2. Our net income was $11,705,000 during fiscal 2006, as compared to net income of $2,334,000 during fiscal 2005, which included a loss on discontinued operations of $300,000.
          During fiscal 2006, we took substantial steps to improve our balance sheet and liquidity, to reduce our long-term debt obligations, and to provide financial resources to support the expansion of our operations. In January 2006, we exercised our right to call the remaining outstanding warrants that had been issued in connection with a private placement in May 2004. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to us and the issuance of 705,000 shares of our common stock. Further, on April 7, 2006, we completed a private placement, which we refer to as the 2006 private placement, of 2,012,548 shares of our common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672.
          Of the approximately $26 million in net cash proceeds we received from the 2006 private placement, we used approximately $5.1 million to retire long-term debt, and we intend to use the remainder for capital expenditures and for working capital purposes. After completion of the 2006 private placement, we paid down our lines of credit and term loan balances to $0 and extinguished all of our term loan debt.
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
          We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:
•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranty reserve;

•	valuation of goodwill and other intangible assets;

•	deferred tax valuation allowance;

•	costs of exit or disposal activities and similar nonrecurring charges; and

•	stock-based compensation.
          Further information about our significant accounting polices is included in note 1 of the notes to our consolidated financial statements contained elsewhere in this report.
          Revenue Recognition. We recognize equipment and product revenue, in accordance with the SEC’s Staff Accounting Bulletin No. 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. Virtually all equipment and product sales are to end users of the product, who are responsible for payment for the product. In limited circumstances, sales representatives or resellers may purchase our products for resale to end users. In such circumstances, the reseller is responsible for payment to us regardless of whether the reseller collects payment from the end user.
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
          Revenues on PowerSecure’s shared savings distributed generation projects are recognized as the energy savings are realized by the customer at their site.
          Sales of EnergyLite’s goods or services sometimes involve the provision of multiple elements. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element and when the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.
          Software revenue relates to the sale and licensing to our customers of software operating systems designed to manage the collection and presentation of recorded data. The license revenue is recognized over the 12 month non-cancelable term of the annual license agreement. The portion of software license fees that has not been recognized as revenue at any balance sheet date is recorded as a current liability. In addition, when a customer engages us to install the software and make any customizations for them, installation service revenue is recognized when the installation and any related customizations have been completed and the customer has accepted the product.
          Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, customer concentrations, current economic trends, and changes in our customer payment patterns when we evaluate the adequacy of our allowances for doubtful accounts. We estimate the collectibility of our accounts receivable and establish necessary reserves on an account-by-account basis. In addition, we also provide for a general reserve for all accounts receivable. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.
          Inventories. Inventories are stated at the lower of cost (determined primarily on a specific identification basis) or market (estimated net realizable value). The vast majority of our inventory is acquired for specific projects; a smaller portion of our inventory is acquired to assemble component parts for use in later assemblies; and a portion of our inventory consists of spare parts and supplies that we maintain to support a full-product range and a wide variety of customer requirements. The portion of our inventory acquired for specific projects tends to be high-dollar value quick turnaround equipment items. The portion of our inventory used to assemble component parts tends to be comprised of electronic parts, which may be subject to obsolescence or quality issues. The portion of our inventory that supports older product lines and other customer requirements may also be slow-moving and subject to potential obsolescence due to product lifecycle and product development plans.
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
          Valuation of Goodwill and Other Intangible Assets. In assessing the recoverability of goodwill and other intangible assets, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. For intangible assets, this evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceeds its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2006. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2006.
          Deferred Tax Valuation Allowance. We currently record a valuation allowance for nearly all of our deferred tax assets, with the exception of certain state net operating losses which are expected to be utilized in 2007. The valuation allowance is based on our net operating losses incurred in the past, consideration of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase the income in the period such determination was made. Likewise, in the future, should we have a net deferred tax asset and determine that we would not be able to realize all or part of that asset, an adjustment to the deferred tax asset would be charged to income in the period that such determination was made.

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
          Stock-Based Compensation. We have three stock-based employee and director compensation plans. As of January 1, 2006, we adopted Financial Accounting Standard (“FAS”) No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the date of the grant, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures.
          Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by us.
Results of Operations
          The following table sets forth information related to our primary business segments and is intended to assist in understanding our results of operations for the periods presented. During the third quarter of 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued MCM disposal group have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations. The following table excludes revenues and costs and expenses of the discontinued MCM operations as well as income from litigation settlements, equity income in our unconsolidated affiliate, minority interest and income taxes for all periods presented.

	Years Ended December 31,
	2006	2005	2004
	(all amounts reported in thousands)

Revenues:
Southern Flow	$16,160	$13,307	$12,759
PowerSecure	99,543	30,200	18,630
Metretek Florida	3,657	3,242	3,312
Other	1,087	504	476

Total	$120,447	$47,253	$35,177

Gross Profit:
Southern Flow	$4,374	$3,370	$3,393
PowerSecure	27,225	8,895	5,707
Metretek Florida	2,108	1,734	1,704

Total	$33,707	$13,999	$10,804

Segment Profit (Loss):
Southern Flow	$2,769	$1,824	$1,940
PowerSecure	10,453	2,639	1,342
Metretek Florida	(20)	(488)	(247)
Other	(3,523)	(2,774)	(2,428)

Total	$9,679	$1,201	$607

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
          The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2006, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the systems from PowerSecure.
          PowerSecure is an expanding company that has developed a distributed generation turn-key business. In addition, during the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment. In January 2006, it announced a third addition to its operations, EnergyLite. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. These units are intended to increase PowerSecure’s future growth opportunities beyond its core distributed generation business.
          During mid-2006, PowerSecure launched a business unit within PowerSecure to concentrate on marketing to federal customers, primarily in conjunction with its utility alliances. In the second half of 2006, PowerSecure launched this business unit by purchasing contract rights, know-how and other intellectual properties to facilitate the providing of services to the federal customers of an investor-owned utility. The projects that are marketed and sold to PowerSecure’s federal customers potentially include all the products and services offered by PowerSecure as well as by its subsidiaries. In late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy.
          Each of PowerSecure’s business units operates in a separate market with distinct technical disciplines, but all of these business units share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results.
          The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida’s manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect®, DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its contract manufacturing operations. During fiscal 2004, we discontinued that contract manufacturing business.
          We evaluate the performance of our operating segments based on operating income (loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items, fees earned from managing our unconsolidated affiliate, results of insignificant operations, and income and expense (primarily interest income and expense) and non-recurring charges not allocated to its operating segments. Intersegment sales are not significant. In addition, the following discussion regarding revenues and costs and expenses for fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004 excludes revenues and costs and expenses of the discontinued MCM operations.

          Fiscal 2006 Compared to Fiscal 2005
          Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for fiscal 2006 increased $73,194,000, or 155%, compared to fiscal 2005 due to increase in revenues at each of our operating subsidiaries, especially PowerSecure.
          PowerSecure’s revenues are influenced by the number, size and timing of its projects as well as the percentage completion on in-process projects. PowerSecure’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. PowerSecure’s revenues increased by $69,343,000, or 230%, during fiscal 2006 compared to fiscal 2005. The increase in PowerSecure’s revenues during fiscal 2006 compared to fiscal 2005 was due to a $64,253,000 increase in distributed generation turn-key system project sales and services together with an increase of $5,090,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, including $4,207,000 of increased revenues contributed by PowerServices, UtilityEngineering, EnergyLite, and government sector projects. The increase in PowerSecure’s distributed generation turn-key system project sales and services revenues was primarily attributable to a substantial increase in the total number of projects completed or in process during fiscal 2006 compared to fiscal 2005. The increase in the number of distributed generation projects was primarily due to the large orders placed by Publix in November 2005 and March 2006. The growth of PowerSecure was also attributable to the continued expansion of PowerSecure’s projects into new geographic markets as a result of increased marking efforts and the growth and market acceptance of new products and services by PowerSecure.
          Southern Flow’s revenues increased by $2,853,000, or 21%, during fiscal 2006, as compared to fiscal 2005, due, in part, to increased field work and equipment sales and service revenues related to repairing customer facilities that incurred hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.
          Metretek Florida’s revenues increased by $415,000, or 13%, during fiscal 2006 compared to fiscal 2005 due to normal fluctuations in its business as it continues to develop its M2M business and create new sales opportunities. As discussed below under “—Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
          Other revenues increased by $583,000, or 116%, during fiscal 2006, as compared to fiscal 2005. This increase was comprised principally of interest earned on cash and cash equivalents balances which resulted from the net proceeds of the 2006 private placement.
          Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

	Year Ended December 31,		Year-over-Year Difference
	2006	2005	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
Southern Flow	$11,786	$9,937	$1,849	19%
PowerSecure	72,318	21,305	51,013	239%
Metretek Florida	1,549	1,508	41	3%

Total	85,653	32,750	52,903	162%

General and administrative	19,336	8,821	10,515	119%
Selling, marketing and service	3,835	2,595	1,240	48%
Depreciation and amortization	991	564	427	76%
Reserarch and development	794	713	81	11%
Interest, finance charges and other	159	609	(450)	-74%
Income taxes	465	46	419	911%
          Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 162% increase in cost of sales and services for fiscal 2006, compared to fiscal 2005, was attributable almost entirely to the increase in sales at PowerSecure and Southern Flow.
          The 239% increase in PowerSecure’s costs of sales and services in fiscal 2006 is almost entirely a direct result of the 230% increase in PowerSecure’s revenues. PowerSecure’s gross profit margin decreased to 27.3% during fiscal 2006, as compared to 29.5% during fiscal 2005. In part, this reduction in gross profit margin reflects additional personnel and capacity costs incurred in fiscal 2006 in order to effectively meet customer delivery expectations. This reduction also reflects unanticipated increases in copper prices during fiscal 2006 that increased the cost of materials on certain projects, as well as some embedded margin reduction priced into the Publix projects to induce those large orders.
          The 19% increase in Southern Flow’s costs of sales and services in fiscal 2006 is the result of the 21% increase in its revenues. Southern Flow’s gross profit margin increased to 27.1% for fiscal 2006, compared to 25.3% during fiscal 2005. While the fiscal 2006 gross profit margin was within the normal range of Southern Flow’s historical margins, its fiscal 2005 gross profit margin was below Southern Flow’s historical margins reflecting the adverse effects on gross profit margins of Hurricanes Rita and Katrina during that period.
          The 3% increase in Metretek Florida’s costs of sales and services in fiscal 2006 is the result of the 13% increase in Metretek Florida’s revenues. Metretek Florida’s gross profit margin increased to 57.7% for fiscal 2006, compared to 53.5% for fiscal 2005 reflecting the positive effects of cost efficiencies achieved during fiscal 2006 as compared to fiscal 2005.
          General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 119% increase in general and administrative expenses in fiscal 2006, as compared to fiscal 2005, was due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business, performance bonuses and increased corporate overhead costs related to personnel costs, expenses associated with implementing the requirements of Sarbanes-Oxley, stock compensation expense and other professional services.
          Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 48% increase in selling, marketing and service expenses in fiscal 2006, as compared to fiscal 2005, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure during fiscal 2006.
          Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 76% increase in depreciation and amortization expenses in fiscal 2006, as compared to fiscal 2005, primarily reflects an increase in depreciable assets acquired by PowerSecure in the latter portions of fiscal 2005 and fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by PowerSecure in fiscal of 2006 and our purchase of additional equity interests in MM 1995-2 in the first and third quarters of fiscal 2006.
          Research and development expenses include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. Historically, our research and development expenses have been incurred solely at Metretek Florida. During the fourth quarter of fiscal 2006, however, PowerSecure incurred approximately $73,000 of development expenses for which there was no similar expenditure in fiscal 2005. The 11% increase in research and development expenses in fiscal 2006, as compared to fiscal 2005, primarily reflects the product development costs incurred by PowerSecure.
          Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 74% decrease in interest, finance charges and other expenses in fiscal 2006, as compared to fiscal 2005, reflects the repayment of all of our long-term debt obligations, during the second quarter 2006.
          Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities as well as federal alternative minimum tax. Historically, we have incurred no federal income tax expense because of our consolidated net operating losses. During fiscal 2006, however, we determined that we would likely incur federal alternative minimum tax during fiscal 2006. The increase in income taxes in fiscal 2006, as compared to fiscal 2005, was due to increases in state income taxes incurred by PowerSecure and Southern Flow in states in which they generated taxable income as well as federal alternative minimum tax.
          Equity in Income of Unconsolidated Affiliate. We record equity in income of unconsolidated affiliate due to our ownership of a minority interest in MM 1995-2. During fiscal 2006, our equity in income of unconsolidated affiliate increased by $532,000, or 31%, over fiscal 2005. Net of minority interests, our equity in income of unconsolidated affiliate increased by $670,000. This increase is attributable principally to the acquisition, in early 2006, of additional equity interests in MM 1995-2, increasing our ownership of equity interests in MM 1995-2 from 27% at the beginning of 2004 to 36% as of the date of this report. In addition, this increase is partially attributable to the improved financial results of MM 1995-2, as the net income of MM 1995-2 increased from $5.4 million in 2005 to $5.9 million in 2006. However, the financial results of MM 1995-2 during 2006 were negatively impacted by major facility repairs and adverse weather conditions during the fourth quarter of 2006.
          Income from Litigation Settlements. During the fourth quarter of fiscal 2006, we agreed to settlements of outstanding litigation claims against four other parties relating to a class action lawsuit that we had previously settled with the class. As a result of these settlements, we recorded income from litigation settlements in the amount of $343,000 during fiscal 2006, representing the expected net proceeds to us from three of the other parties. The fourth settlement is contingent on approval of the original class action participants, which we believe will occur during the first or second quarter of 2007. A trial on the claims with the only remaining other party that has not agreed to a settlement is currently set for August 2007.
          Fiscal 2005 Compared to Fiscal 2004
          Revenues. Our consolidated revenues for fiscal 2005 increased $12,076,000, or 34%, over our revenues in fiscal 2004 due to the increase in revenues at PowerSecure and Southern Flow.
          PowerSecure’s revenues increased $11,570,000, or 62%, during fiscal 2005 compared to fiscal 2004 due to the significant growth and expansion of its core distributed generation business. The increase in PowerSecure’s revenues during fiscal 2005 compared to fiscal 2004 was the result of a $10,700,000 increase in distributed generation turn-key system project sales and services together with an increase of $870,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, due to an increased marketing focus on such projects and services. PowerSecure’s increase in distributed generation turn-key system project sales and service revenues was due entirely to both an increase in the number of completed or in-process projects during fiscal 2005 compared to fiscal 2004 as well as normal quarter-to-quarter fluctuations inherent in its operations. Overall, PowerSecure’s results for fiscal 2005 reflect a 137% increase in the total number of distributed generation turn-key projects either completed or in-process, compared to fiscal 2004, although the average revenue per project completed or in-process decreased by 32%, resulting from both variations in percentage completion on in-process projects as well as a substantially increased number of sales of distributed generation systems that excluded a generator from the package, such as sales of PowerSecure’s QuickPower system. PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects and have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
          Southern Flow’s revenues increased $548,000, or 4%, during fiscal 2005, as compared to fiscal 2004. The increase in Southern Flow’s revenues was primarily attributable to a generally improved market for its services due principally to a higher level of natural gas prices. The positive effects of improved market conditions for its services were partially offset by the combined effects on Southern Flow’s customers of Hurricanes Katrina and Rita that occurred in August and September 2005 with disruptive effects that continued throughout the rest of fiscal 2005. Southern Flow’s Gulf Coast division offices and related assets experienced no major damage from the hurricanes. However, production assets owned by many of Southern Flow’s Gulf Coast customers were heavily damaged and the affected assets may be out of service for indefinite periods. As a result, some of Southern Flow’s recurring services to its Gulf Coast customers were curtailed during the recovery period. The adverse effects of lost recurring revenue were mitigated somewhat by an increase in the sale of equipment to Southern Flow’s customers repairing their production assets. We estimate that Southern Flow’s fiscal 2005 revenues and segment profit were reduced by approximately $500,000 as a result of the effects of Hurricanes Katrina and Rita.
          Metretek Florida’s revenues decreased $70,000, or 2%, during fiscal 2005 compared to fiscal 2004. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.
          Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Year—over—Year
	Year Ended December 31,		Difference
	2005	2004	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
Southern Flow	$9,937	$9,365	$572	6%
PowerSecure	21,305	12,924	8,381	65%
Metretek Florida	1,508	1,608	(100)	-6%

Total	32,750	23,897	8,853	37%

General and administrative	8,821	6,835	1,986	29%
Selling, marketing and service	2,595	2,112	483	23%
Depreciation and amortization	564	579	(15)	-3%
Reserarch and development	713	667	46	7%
Interest, finance charges and other	609	480	129	27%
Income taxes	46	48	(2)	-4%
          The overall 37% increase in cost of sales and services for fiscal 2005, compared to fiscal 2004, was attributable almost entirely to the increase in sales at PowerSecure and Southern Flow.
          The 65% increase in PowerSecure’s costs of sales and services in fiscal 2005 is almost entirely a direct result of the 62% increase in PowerSecure’s sales. PowerSecure’s gross profit margin decreased to 29.5% during fiscal 2005, as compared to 30.6% during fiscal 2004, reflecting recent cost increases in both key equipment components and outsourced installation and construction costs that were not passed on to certain large customers, principally during the first nine months of fiscal 2005.
          The 6% increase in Southern Flow’s costs of sales and services in fiscal 2005 is almost entirely a direct result of the 4% increase in its sales. Southern Flow’s gross profit margin decreased to 25.3% for fiscal 2005, compared to 26.6% during fiscal 2004, due to the loss of revenues, without a corresponding reduction in expenses, resulting from the effects of Hurricanes Katrina and Rita.
          The 6% decrease in Metretek Florida’s costs of sales and services in fiscal 2005 was a direct result of the 2% decrease in its revenues along with the positive effects of cost efficiencies achieved from the transition of production activities from internal to external contract manufacturers. As a result, Metretek Florida’s gross profit margin increased to 53.5% for fiscal 2005, compared to 51.4% for fiscal 2004.
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

          Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities. We incurred no federal income tax expense because of our consolidated net operating losses. The slight decrease in income taxes in fiscal 2005, as compared to fiscal 2004, was due to a decrease in state income taxes incurred by Southern Flow, primarily in Louisiana. The decrease in state income taxes incurred by Southern Flow was partially offset by increase state income tax expense accrued by PowerSecure in fiscal 2005, primarily in North Carolina.
Fluctuations
          Our revenues, expenses, margins, net income and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the size, timing and terms of sales and orders, including large customer orders, such as the recent significant Publix orders at PowerSecure, as well as the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	the effects of severe weather conditions, such as hurricanes, on the demand requirements of our customers;

•	our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of development of our new businesses, including PowerSecure’s new businesses, and the growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our product and service implementation process;

•	changes in the mix of products and services having differing margins;

•	changes in the mix of international and domestic revenues;

•	the life cycles of our products and services;

•	budgeting cycles of utilities and other major customers;

•	general economic and political conditions;

•	the effects of litigation, claims and other proceedings;

•	the effects of governmental regulations and regulatory changes in our markets;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of cyclical changes in energy prices;

•	changes in the prices charged by our suppliers;

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions;

•	changes in our operating expenses; and

•	the development and maintenance of business relationships with strategic partners.
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

          Over PowerSecure’s six year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure’s revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, such as the recent significant orders received by PowerSecure, and the timing of the completion of those projects. As PowerSecure develops new related lines of business, its revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in PowerSecure’s quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. To date, the majority of PowerSecure’s revenues have consisted of non-recurring revenues.
          Southern Flow’s operating results tend to vary, to some extent, with energy prices, especially the price of natural gas. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect Southern Flow’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can adversely affect Southern Flow’s results of operations during hurricane season, such as during fiscal 2005.
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
          Due to all of these factors and the other risks discussed in “Item 1A. Risk Factors”, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.
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
          Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on shared savings projects, borrowings on a term loan to fund our acquisition of additional interests in our unconsolidated affiliate, and proceeds from private and public sales of equity. At December 31, 2006, we had working capital of $38,844,000, including $15,916,000 in cash and cash equivalents, compared to working capital of $4,911,000 on December 31, 2005, which included $2,188,000 in cash and cash equivalents. At December 31, 2006, we had $4,500,000 of additional borrowing capacity from our credit facilities available to support working capital needs, compared to $3,186,000 of additional borrowing capacity at December 31, 2005.
          Net cash used in operating activities was $5,741,000 in fiscal 2006, consisting of approximately $13,460,000 of cash provided by continuing operations, before changes in assets and liabilities, approximately $19,249,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $48,000 of cash provided by discontinued operations of MCM. This compares to net cash provided by operating activities of $2,741,000 in fiscal 2005, consisting of approximately $3,307,000 of cash provided by continuing operations, before changes in assets and liabilities, approximately $45,000 of cash provided by changes in working capital and other asset and liability accounts, and approximately $611,000 of cash used by discontinued operations of MCM.
          Net cash used in investing activities was $5,042,000 in fiscal 2006, as compared to net cash used in investing activities of $1,388,000 in fiscal 2005. The majority of the net cash used in investing activities in fiscal 2006 was attributable to two acquisitions by PowerSecure, the purchase of our additional investment in our unconsolidated affiliate, and the purchase of equipment and leasehold improvements at PowerSecure. The majority of net cash used in investing activities during fiscal 2005 was attributable to equipment purchases for building or completing three shared savings distributed generation projects.
          Net cash provided by financing activities was $24,511,000 in fiscal 2006, as compared to net cash used in financing activities of $2,117,000 in fiscal 2005. The majority of the net cash provided by financing activities during fiscal 2006 was attributable to $26,221,000 of net cash proceeds from a private placement and $3,066,000 from the exercise of stock warrants and options, partially offset by $1,340,000 of net payments on our line of credit and $3,375,000 of principal payments on our long-term notes payable. The majority of the net cash used in financing activities in fiscal 2005 was attributable to $1,433,000 of principal payments on long-term notes payable, $1,307,000 of net payments on our line of credit, and $489,000 of cash payments to redeem our Series B preferred stock. These fiscal 2005 cash payments were partially offset by $912,000 in proceeds from stock warrant and option exercises and $335,000 in proceeds from a loan to fund the purchase of equipment for one shared savings distributed generation facility.
          Our research and development expenses totaled $794,000 during fiscal 2006, compared to $713,000 during fiscal 2005. In fiscal 2006, the majority of our research and development expenses were directed toward the enhancement of Metretek Florida’s business, including the development of its M2M communications products. All of our fiscal 2005 research and development expenses were directed toward the enhancement of Metretek Florida’s business. During fiscal 2007, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2007 will total approximately $785,000, the majority of which will be directed to Metretek Florida’s business.
          Our capital expenditures were approximately $1,454,0000 during fiscal 2006 compared to $1,330,000 during fiscal 2005. The majority of our fiscal 2006 capital expenditures were for the purchase of equipment and leasehold improvements at PowerSecure. The majority of our fiscal 2005 capital expenditures related to PowerSecure, including $467,000 of capital expenditures for building or completing three PowerSecure shared savings distributed generation projects. We anticipate capital expenditures in fiscal 2007 of approximately $1.3 million, the vast majority of which will benefit PowerSecure. In addition, we may incur an additional $2 million in capital expenditures for PowerSecure’s shared savings distributed generation projects during fiscal 2007.
          Project Loans. On May 9, 2005, Caterpillar Financial Services Corporation offered PowerSecure a $5,000,000 equipment line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in PowerSecure projects, primarily in shared savings arrangements, pursuant to a letter by Caterpillar to PowerSecure containing the terms of this credit line. Under the Caterpillar equipment line, PowerSecure may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project. PowerSecure had three shared savings project loans and one equipment loan outstanding to Caterpillar in the aggregate amount of $1,200,000 at December 31, 2005. In April 2006, after completion of the 2006 private placement, we paid down our term loan balances to $0 and extinguished all of our obligations to Caterpillar under the term loans.
          On May 18, 2006, Caterpillar notified PowerSecure that Caterpillar renewed the Caterpillar equipment line until April 30, 2007, and increased its size to $7,500,000. The letter setting forth the terms of the renewed and increased Caterpillar equipment line confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but provides that it is not an unconditional binding commitment to provide such financing. The Caterpillar equipment line is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. At December 31, 2006, PowerSecure had the full $7.5 million available for additional equipment purchases under the Caterpillar equipment line.

          Working Capital Credit Facility. We have a credit facility with First National Bank of Colorado that provides for a $4.5 million revolving credit facility. On August 7, 2006, our credit facility with FNBC was modified to reduce the interest rate on borrowed funds, reduce the unused line fee, eliminate the annual fee and relax certain financial covenants and reporting requirements. Southern Flow and PowerSecure are the borrowers under the credit facility. Amounts, if any, borrowed under the credit facility currently bear interest at the lender’s prime rate. The credit facility matures on September 1, 2007. The credit facility had been used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida. In April 2006, upon completion of the 2006 private placement, we paid down our credit facility balances to $0.
          The credit facility is structured in two parts: a $2.5 million facility for PowerSecure and a $2.0 million facility for Southern Flow. Borrowings under the PowerSecure facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure’s eligible accounts receivable, plus 25% of the sum of PowerSecure’s unbilled accounts receivable less the amount of PowerSecure’s unearned revenues or advanced billings on contracts, plus 25% of PowerSecure’s inventory. Borrowings under the Southern Flow facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow’s eligible accounts receivable plus 20% of Southern Flow’s inventory. At December 31, 2006, the aggregate borrowing base under the credit facility was $4,500,000, all of which was available to us for borrowing.
          The credit facility is primarily evidenced by a credit agreement, to which Metretek Technologies, PowerSecure, Southern Flow and Metretek Florida are obligor parties and FNBC is the lender. The obligations of PowerSecure and Southern Flow, as borrowers, under the credit agreement are secured by security agreements by Southern Flow, PowerSecure and Metretek Florida and are guaranteed by Metretek Technologies. The security agreements grant to FNBC a first priority security interest in virtually all of the assets of each of the parties to the credit facility.
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
          Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at December 31, 2006, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is approximately $324,000.
          Term Loan. In fiscal 2004, a subsidiary of MGT entered into a $961,000 term loan with a commercial bank to facilitate the financing of our purchase of additional interests in our unconsolidated affiliate, MM 1995-2. The balance of the term loan at December 31, 2005 was $630,000. The term loan was secured by our interests in MM 1995-2. We provided a guaranty of $625,000 of the term loan. The term loan provided for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. In April 2006, upon completion of the 2006 private placement, we paid off our share of the term loan and extinguished all of our obligations to the lender under the term loan.
          Settlement Note. We had a settlement note outstanding in the amount of $1,687,500 at December 31, 2005 as a result of class action litigation that was settled in fiscal 2004. The settlement note bore interest at the rate of prime plus three percent and was payable in 16 quarterly installments of $187,500 principal plus accrued interest each. In April 2006, upon completion of the 2006 private placement, we paid down the settlement note balance to $0 and extinguished all of our obligations under that settlement note to the class.

          Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our credit facility or under the Caterpillar equipment line, we are obligated to make future payments under those facilities. The following table sets forth our contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period (1)
		Less than			More than
	Total	1 year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit Facility (2)	$—	$—	$—	$—	$—
Capital Lease Obligations	16,000	6,000	6,000	4,000	—
Operating Leases	4,500,000	906,000	1,425,000	753,000	1,416,000
Series B Preferred Stock	324,000	324,000	—	—	—
Caterpillar Equipment Line (2)	—	—	—	—	—

Total	$4,840,000	$1,236,000	$1,431,000	$757,000	$1,416,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of December 31, 2006, not projected borrowings under the credit facility.
          Off-Balance Sheet Arrangements. During fiscal 2006, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
          Liquidity. Based upon our plans and assumptions as of the date of this report, we currently believe that our capital resources, including our cash and cash equivalents, proceeds from our 2006 private placement, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, research and development, capital expenditures and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and see “Item 1A. Risk Factors.” We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
Recent Accounting Pronouncements
          As of January 1, 2006, we adopted FAS 123(R), “Share-Based Payment,” using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures.
          Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees or directors because the grant price equaled or was above the market price on the date of grant for options that we issued.

          Our net income for the year ended December 31, 2006 included $712,000 of compensation costs recognized under the provisions of FAS 123(R) related to outstanding stock options. There were no net income tax benefits related to our stock-based compensation arrangements during the fiscal 2006 because a valuation allowance has been provided for nearly all of our net deferred tax assets at December 31, 2006. All of our stock-based compensation expense is included in general and administrative expenses in our consolidated statement of operations.
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement in the period of change. FAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, FAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of FAS 154 had no effect on our financial position or results of operations fiscal 2006.
          In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminates the exemption from applying FASB Statement No.133 to interests in securitized financial assets. FAS 155 is effective for the first fiscal year end that begins after September 15, 2006, which for us was January 1, 2007. We do not believe the adoption of FAS 155 will have a material impact on our financial position or results of operations.
          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 became effective for us on January 1, 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial position and results of operations.
          In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. FAS 157 will become effective for us on January 1, 2008. We are currently evaluating the impact that the adoption of FAS 157 will have on our financial position and results of operations.
          In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact that the adoption of FAS 159 will have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to certain market risks arising from transactions we enter into in the ordinary course of business. These market risks are primarily due to changes in interest rates, foreign exchange rates and commodity prices, which may adversely affect our financial condition, results of operations and cash flow.
          Our exposure to market risk resulting from changes in interest rates relates primarily to income from our investments in short-term interest-bearing marketable securities, which is dependent upon the interest rate of the securities held, and to interest expenses attributable to our credit facility, which is based on floating interest rates as described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this report.
          At December 31, 2006, our cash and cash equivalent balance was approximately $16 million and our credit facility had a zero balance. All of our cash equivalents are currently invested in money market mutual funds, short-term time deposits, and government agency and corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
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
Item 8. Financial Statements and Supplementary Data
          The information required by this item is set forth on pages F-1 through F-34 and G-1 through G-11 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
           Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:
           * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
           * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
           * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
           Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management reviewed the results of their assessment with the Audit Committee.
           Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this item.
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations in Control Systems
          Because of its inherent limitations, any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Metretek Technologies, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Metretek Technologies, Inc. and Subsidiaries (the “Company”) maintained effective internal controls over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 12, 2007 expressed an unqualified opinion.
/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP
Denver, Colorado
March 12, 2007

Item 9B. Other Information
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.
          The remainder of the information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2006.
Item 11. Executive Compensation
          The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by this item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2006.
Item 13. Certain Relationships and Related Transactions
          The information required by this item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2006.
Item 14. Principal Accountant Fees and Services
          The information required by this item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as a part of this report:
1.	Financial Statements
The following consolidated financial statements of Metretek Technologies, Inc. are included on pages F-1 to F-34 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
The following consolidated financial statements of Marcum Midstream 1995-2 Business Trust are included on pages G-1 to G-11 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
The following financial statement schedule is filed as part of this report:
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules have been omitted because they are not applicable or required or because the required information is presented in our consolidated financial statements and notes thereto.
3.	Exhibits
The following exhibits are filed with, or incorporated by reference into, this report:

Number	Description

(3.1)	Second Restated Certificate of Incorporation of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Amended and Restated By-Laws of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-62714.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(4.2)	Amended and Restated Rights Agreement, dated as of November 30, 2001, between Metretek Technologies, Inc. and Computershare Investor Services, LLC.

Number	Description

(Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A/A, Amendment No. 5, filed November 30, 2001.)

(4.3)	Amendment No. 1, dated as of April 22, 2004, to Amended and Restated Rights Agreement between Metretek Technologies, Inc. and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 6, 2004).

(4.4)	Amendment No. 2, dated as of March 29, 2006, to Amended and Restated Rights Agreement between Metretek Technologies, Inc. and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(4.5)	Form of Registration Rights Agreement, dated as of April 29, 2004, by and among Metretek Technologies, Inc. and the investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 6, 2004).

(4.6)	Form of Securities Purchase Agreement, dated as of March 29, 2006, by and among Metretek Technologies, Inc. , the selling stockholders named therein and the investors named therein. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(4.7)	Form of Registration Rights Agreement, dated as of March 29, 2006, by and among Metretek Technologies, Inc. and the investors named therein. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(10.1)	1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

(10.2)	Directors’ Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

(10.3)	Second Amended and Restated Employment Agreement, dated as of March 20, 2006, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

(10.4)	Second Amended and Restated Employment Agreement, dated as of March 20, 2006, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

(10.5)	Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)*

(10.6)	Form of Incentive Stock Option Agreement under the Metretek Technologies, Inc. 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.7)	Form of Non-Qualified Stock Option Agreement under the Metretek Technologies, Inc. 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

Number	Description

(10.8)	Form of Restricted Stock Agreement under the Metretek Technologies, Inc. 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.9)	Form of Indemnification Agreement between Metretek Technologies, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.)

(10.10)	Prototype — Basic Plan Document for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.11)	Adoption Agreement for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.12)	Amended and Restated Employment and Non-Competition Agreement, dated as of November 15, 2005, between PowerSecure, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 21, 2005)*

(10.13)	Employment and Non-Competition Agreement, dated as of November 15, 2005, between Southern Flow Companies, Inc. and John Bernard. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 21, 2005)*

(10.14)	Employment and Non-Competition Agreement, dated as of February 6, 2006, between EnergyLite, Inc. and Ronald W. Gilcrease (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 10, 2006)*

(10.15)	Amended Stipulation of Settlement, filed March 3, 2004, among Douglas W. Heins on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et. al. (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(10.16)	Order Granting Final Approval of the Partial Settlement, dated June 11, 2004. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed June 14, 2004.)

(10.17)	Summary Sheet of Compensation of Non-Employee Directors. (Filed herewith.)*

(10.18)	Lease Agreement, dated March 2005, between H & C Holdings, LLC and PowerSecure, Inc. (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

(10.19)	Credit Agreement, dated as of September 2, 2005, among First National Bank of Colorado, Metretek Technologies, Inc., Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

(10.20)	Form of Security Agreement, dated as of September 2, 2005, by each of Metretek Technologies, Inc., Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated and First National Bank of Colorado. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

(10.21)	Form of Guaranty, dated as of September 2, 2005, by Metretek Technologies, Inc. for the benefit of First National Bank of Colorado. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

Number	Description

(10.22)	First Modification to Loan Documents, effective as of June 30, 2006, by and among First National Bank of Colorado, Metretek Technologies, Inc., Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)

(10.23)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2006.)*

(14.1)	Metretek Technologies, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Metretek Technologies, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	Subsidiaries of Metretek Technologies, Inc. (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Indicates management contract or compensation plan or arrangement.
(b)	Item 601 Exhibits
The exhibits required by this item are listed under Item 15(a)(3) of this report, above.
(c)	Financial Statement Schedules
The financial statement schedules required by this item are listed under Item 15(a)(2) of this report, above.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRETEK TECHNOLOGIES, INC.
By:	/s/ W. Phillip Marcum
W. Phillip Marcum, President and
Chief Executive Officer Date: March 12, 2007

POWER OF ATTORNEY
          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints W. Phillip Marcum, A. Bradley Gabbard and Paul R. Hess, and each of them, as his true and lawful attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. Phillip Marcum W. Phillip Marcum	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007

/s/ A. Bradley Gabbard A. Bradley Gabbard	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 12, 2007

/s/ Gary J. Zuiderveen Gary J. Zuiderveen	Vice President, Controller, Principal Accounting Officer and Secretary (Principal Accounting Officer)	March 12, 2007

/s/ Basil M. Briggs Basil M. Briggs	Director	March 12, 2007

/s/ Anthony D. Pell Anthony D. Pell	Director	March 12, 2007

/s/ Kevin P. Collins Kevin P. Collins	Director	March 12, 2007

INDEX TO FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Metretek Technologies, Inc
We have audited the accompanying consolidated balance sheets of Metretek Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15. The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements and financial statement schedule included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metretek Technologies, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP
Denver, Colorado
March 12, 2007

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$15,916,460	$2,188,310
Trade receivables, net of allowance for doubtful accounts of $225,004 and $95,144, respectively	40,255,372	12,031,539
Other receivables	431,437	36,669
Inventories	12,882,167	3,450,267
Deferred income taxes (Note 9)	231,990	—
Prepaid expenses and other current assets	818,583	527,269

Total current assets	70,536,009	18,234,054

PROPERTY, PLANT AND EQUIPMENT:
Equipment	6,524,549	5,669,788
Vehicles	166,894	132,988
Furniture and fixtures	568,212	550,863
Land, building and improvements	1,073,625	517,511

Total property, plant and equipment, at cost	8,333,280	6,871,150
Less accumulated depreciation and amortization	3,889,401	3,657,856

Property, plant and equipment, net	4,443,879	3,213,294

OTHER ASSETS:
Goodwill (Notes 1 and 5)	9,146,409	8,840,148
Intangible rights and capitalized software costs, net of accumulated amortization of $1,543,024 and $1,280,019, respectively	1,763,970	479,221
Investment in unconsolidated affiliate	3,513,501	2,299,218
Assets of discontinued operations (Note 3)	144,490	192,821
Other assets	151,177	60,170

Total other assets	14,719,547	11,871,578

TOTAL	$89,699,435	$33,318,926

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

CURRENT LIABILITIES:
Accounts payable	$15,090,540	$3,283,898
Accrued and other liabilities	16,026,867	8,726,755
Current income taxes payable (Note 9)	570,217	60,075
Notes payable (Note 6)	—	1,248,286
Capital lease obligations (Note7)	4,749	3,884

Total current liabilities	31,692,373	13,322,898

LONG-TERM NOTES PAYABLE (Note 6)	—	3,593,523

NON-CURRENT CAPITAL LEASE OBLIGATIONS (Note 7)	7,431	3,210

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST IN SUBSIDIARIES (Note 1 and 5)	—	169,755

STOCKHOLDERS’ EQUITY (Note 10):
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 15,808,634 and 12,577,530 shares issued and outstanding, respectively	158,086	125,775
Additional paid-in-capital	102,287,543	72,321,099
Deferred compensation	—	(66,000)
Accumulated deficit	(44,445,998)	(56,151,334)

Total stockholders’ equity	57,999,631	16,229,540

TOTAL	$89,699,435	$33,318,926

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

REVENUES:
Sales and services	$119,359,925	$46,748,658	$34,700,954
Other	1,087,202	503,894	475,969

Total revenues	120,447,127	47,252,552	35,176,923

COSTS AND EXPENSES:
Cost of sales and services	85,652,871	32,749,798	23,897,325
General and administrative	19,336,264	8,820,560	6,834,960
Selling, marketing and service	3,835,513	2,595,200	2,112,203
Depreciation and amortization	991,566	563,889	578,516
Research and development	793,705	712,725	667,293
Interest, finance charges and other	158,567	608,963	480,110

Total costs and expenses	110,768,486	46,051,135	34,570,407

Income from continuing operations before minority interest, income taxes, and equity income	9,678,641	1,201,417	606,516
Income from litigation settlements, net (Note 8)	343,112	—	—
Equity in income of unconsolidated affiliate	2,221,185	1,689,537	1,254,509
Minority interest (Note 5)	(72,464)	(210,875)	(238,389)
Income taxes (Note 9)	(465,138)	(45,690)	(47,590)

Income from continuing operations	11,705,336	2,634,389	1,575,046

Discontinued operations of MCM (Note 3)
Loss on disposal of MCM	—	(300,000)	(3,355,301)
Loss from operations of MCM	—	—	(1,463,285)

Loss on discontinued operations	—	(300,000)	(4,818,586)

Net income (loss)	$11,705,336	$2,334,389	$(3,243,540)

PER SHARE AMOUNTS (NOTE 1):

Income from continuing operations:
Basic	$0.78	$0.21	$0.03

Diluted	$0.71	$0.20	$0.03

Net income (loss):
Basic	$0.78	$0.19	$(0.47)

Diluted	$0.71	$0.18	$(0.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,062,888	12,287,107	9,531,199

Diluted	16,477,336	13,360,515	10,035,730

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Value	Capital	Compensation	Deficit	Total

BALANCE, JANUARY 1, 2004	6,043,469	$60,435	$55,107,132		$(53,998,410)	$1,169,157

Net loss					(3,243,540)	(3,243,540)
Private placement, net	3,510,548	35,105	9,793,586			9,828,691
Conversion of preferred stock	1,329,173	13,292	4,413,996			4,427,288
Stock issued in acquisition of PowerSecure minority Interest	950,000	9,500	1,492,925			1,502,425
Stock option exercises	263,551	2,635	408,381			411,016
Stock awards	90,000	900	197,100	$(198,000)
Amortization of deferred compensation				66,000		66,000
Preferred stock distribution					(1,243,773)	(1,243,773)

BALANCE, DECEMBER 31, 2004	12,186,741	121,867	71,413,120	(132,000)	(58,485,723)	12,917,264

Net income					2,334,389	2,334,389
Stock warrant and option exercises	390,789	3,908	907,979			911,887
Amortization of deferred compensation				66,000		66,000

BALANCE, DECEMBER 31, 2005	12,577,530	125,775	72,321,099	(66,000)	(56,151,334)	16,229,540

Net income					11,705,336	11,705,336
Stock compensation			712,071			712,071
Private placement, net	2,012,548	20,125	26,200,997			26,221,122
Stock warrant and option exercises	1,218,556	12,186	3,053,376			3,065,562
Amortization of deferred compensation				66,000		66,000

BALANCE, DECEMBER 31, 2006	15,808,634	$158,086	$102,287,543	$	$(44,445,998)	$57,999,631

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,705,336	$2,334,389	$(3,243,540)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on disposal of discontinued operations	—	300,000	3,355,301
Loss from discontinued operations of MCM	—	—	1,463,285
Depreciation and amortization	991,566	563,889	578,516
Minority interest in subsidiary	72,464	210,875	238,389
Deferred income taxes	278,152	—	—
Loss on disposal of property, plant and equipment	43,431	13,497	262
Equity in income of unconsolidated affiliate	(2,221,185)	(1,689,537)	(1,254,509)
Distributions from unconsolidated affiliate	1,811,820	1,507,956	807,732
Stock compensation expense	778,071	66,000	66,000
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	(28,181,260)	(3,209,526)	(2,834,777)
Inventories	(9,390,219)	(226,971)	(1,235,077)
Other current assets	(686,082)	(63,580)	(1,241)
Other noncurrent assets	(91,007)	87,840	(71,940)
Accounts payable	11,718,505	77,804	1,227,868
Accrued and other liabilities	7,380,847	3,379,151	476,609

Net cash (used in) provided by continuing operations	(5,789,561)	3,351,787	(427,122)
Net cash provided by (used in) discontinued operations	48,331	(610,546)	(1,441,705)

Net cash (used in) provided by operating activities	(5,741,230)	2,741,241	(1,868,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated affiliate	(1,260,360)	(58,045)	(955,784)
Additions to intangible rights and software development	(97,677)	(390,007)	(47,467)
Purchases of property, plant and equipment	(1,356,353)	(939,808)	(2,229,640)
Acquisitions, net of cash acquired	(2,344,504)	—	—
Minority interest acquired	—	—	(80,979)
Proceeds from sale of property, plant and equipment	16,976	—	5,700

Net cash used in investing activities	(5,041,918)	(1,387,860)	(3,308,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	26,221,122	—	9,828,691
Proceeds from stock warrant and option exercises	3,065,562	911,887	411,016
Net (payments) borrowings on line of credit	(1,314,200)	(1,307,081)	75,863
Proceeds from equipment and project loans	—	335,247	1,212,570
Proceeds from investment loan	—	—	960,784
Principal payments on long-term notes payable	(3,375,494)	(1,433,410)	(979,867)
Cash distributions to minority interests	(381)	(130,912)	(55,701)
Payments on preferred stock redemptions	(80,735)	(488,814)	(5,344,660)
Payments on capital lease obligations	(4,576)	(3,477)	(81,885)

Net cash provided by (used in) financing activities	24,511,298	(2,116,560)	6,026,811

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,728,150	(763,179)	849,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,188,310	2,951,489	2,101,675

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,916,460	$2,188,310	$2,951,489

See accompanying notes to consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization — The accompanying consolidated financial statements include the accounts of Metretek Technologies, Inc. (“Metretek Technologies”) and its subsidiaries, primarily Southern Flow Companies, Inc. (“Southern Flow”), PowerSecure, Inc. (“PowerSecure”) (and its wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc. and Reid’s Trailer, Inc.), Metretek, Incorporated (“Metretek Florida”) (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”)), and Marcum Gas Transmission, Inc. (“MGT”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company.”
Metretek Technologies was incorporated on April 5, 1991. The focus of the Company’s business operations is currently in the following areas: 1) Southern Flow provides natural gas measurement services; 2) PowerSecure designs and installs distributed generation equipment and related services; and 3) Metretek Florida is engaged in automated energy data management. See Note 12 for more information concerning the Company’s reportable segments.
Principles of Consolidation — The consolidated financial statements include the accounts of Metretek Technologies and its subsidiaries after elimination of intercompany accounts and transactions. The Company uses the equity method to account for its investment in unconsolidated affiliate.
Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates, allowance for doubtful accounts receivable, inventory valuation reserves, and deferred tax valuation allowance.
Revenue Recognition — Revenue is recognized for equipment and supply sales when title passes, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is probable. Natural gas measurement revenues are recognized as services are provided. PowerSecure utilizes the percentage-of-completion method of revenue recognition for its distributed generation contracts. Under the percentage-of-completion method of accounting, PowerSecure recognizes project revenues (and associated project costs) based on estimates of the value added for each portion of the projects completed. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. PowerSecure recognizes revenues on its shared savings distributed generation projects as the customer realizes energy savings at their site. Sales of EnergyLite’s goods or services sometimes involve the provision of multiple elements. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element and when the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.
Statement of Cash Flows — Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	2006	2005	2004
Cash paid during the year for:
Interest	$122,203	$577,458	$404,030
State income taxes	166,985	53,217	12,958

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of equipment	13,491	—	526,395
Acquisition of minority interest in PowerSecure through issuance of stock	—	—	1,202,249
Issuance of restricted stock award	—	—	198,000
Note receivable in payment for sale of discontinued MCM operations	—	—	780,000
Conversion of preferred stock	—	—	4,427,288
Accounts Receivable — The Company’s customers include a wide variety of mid-sized and large businesses, utilities and institutions. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company continuously monitors collections and payments from its customers and regularly adjusts credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by the Company. The Company maintains a provision for estimated credit losses.
From time to time, the Company’s subsidiaries have derived a material portion of their revenues from one or more significant customers. During the year ended December 31, 2006, one customer of PowerSecure accounted for approximately $61,359,000, or 51% of total revenues. During the years ended December 31, 2005 and 2004, a different customer of PowerSecure accounted for approximately 10% of the Company’s total revenues.
The Company’s revenues derived from sales to customers outside the United States, primarily from Metretek Florida sales, were less than 1% of total sales during the year ended December 31,

2006 compared to 1% and 2% of total sales during the years ended December 31, 2005 and 2004, respectively.
Inventories — Inventories are stated at the lower of cost (determined primarily on a specific-identification basis) or market. Inventories at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Raw materials and supplies	$1,897,846	$1,636,966
Work in process	9,530,471	477,616
Finished goods and merchandise	1,656,290	1,501,944
Valuation reserve	(202,440)	(166,259)

Total	$12,882,167	$3,450,267

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. FAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The Company adopted the provisions of FAS 151 effective January 1, 2006. The adoption of FAS 151 had no effect on the Company’s consolidated financial position or results of operations.
Property, Plant and Equipment — Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Property, plant and equipment includes items under capital lease with a net book value of $14,956 and $8,536 at December 31, 2006 and 2005, respectively.
Investment in Unconsolidated Affiliate —The Company, through MGT, has held a minority interest in Marcum Midstream 1995-2 Business Trust (“MM 1995-2”) since early 1996. During the years ended December 31, 2006, 2005, and 2004, the Company acquired additional equity interests in MM 1995-2 at a purchase price of $1,260,000, $58,000 and $956,000, respectively. The Company used a combination of cash on hand and borrowings on its lines of credit to acquire the additional equity interests in MM 1995-2 in 2006 and a term loan which has since been extinguished to acquire the additional equity interests in MM 1995-2 in 2004.
The Company currently owns 36.26% of MM 1995-2. MM 1995-2 owns and operates five water disposal wells located at four facilities in northeastern Colorado. The Company utilizes the equity method to account for its investment in MM 1995-2. The Company’s equity investment in unconsolidated affiliate balance includes approximately $780,000 and $259,000 of unamortized purchase price premiums on interests acquired at December 31, 2006 and 2005, respectively. The purchase price premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.

Summarized financial information for MM 1995-2 at December 31, 2006 and 2005 and for the three years ended December 31, 2006 are as follows:

	December 31,
	2006	2005

Total current assets	$2,816,175	$2,173,222
Property, plant and equipment, net	5,828,718	6,180,090
Total other assets	9,833	15,429

Total assets	$8,654,726	$8,368,741

Total current liabilities	$1,081,382	$1,151,906
Long-term note payable	341,142	912,799
Total shareholders’ equity	7,232,202	6,304,036

Total liabilities and shareholders’ equity	$8,654,726	$8,368,741

	Year Ended December 31,
	2006	2005	2004

Total revenues	$11,027,771	$10,263,085	$7,208,648
Total costs and expenses	5,099,605	4,868,291	3,299,248

Net income	$5,928,166	$5,394,794	$3,909,400

Goodwill and Other Intangible Assets — Separable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (on October 1) for impairment (or more frequently if impairment indicators arise). Based on the results of its annual reviews, the Company has concluded that there has been no impairment of goodwill during the three years ended December 31, 2006.
The Company capitalizes software development costs integral to its products once technological feasibility of the products and software has been determined. Software development costs are being amortized over five years, using the straight-line method. Unamortized software development costs at December 31, 2006 and 2005 are $147,949 and $180,141, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license costs at December 31, 2006 and 2005 are $270,230 and $299,080, respectively.
During 2006, PowerSecure purchased contract and intellectual property rights to provide services to federal customers of an investor-owned utility. The contract rights are being amortized over their expected contract terms. The intellectual property rights are being amortized over ten years, using the straight-line method. The balance of unamortized contract and intellectual property rights at December 31, 2006 was $1,345,791.

Accrued and Other Liabilities — Accrued and other liabilities at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Accrued project costs	$6,598,184	$3,977,009
Payroll, employee benefits and related liabilities	4,015,533	2,191,619
Sales, property and franchise taxes payable	1,536,677	574,817
Advance billings on projects in progress	2,623,315	634,404
Preferred stock redemption obligation	324,408	405,143
Deferred revenue	553,646	402,113
Insurance premiums and reserves	111,882	172,713
Warranty reserve	116,102	71,446
Other	147,120	297,491

Total	$16,026,867	$8,726,755

Minority Interest — The minority shareholders’ interests in the equity and the income of CAC LLC for the period from January 1, 2006 to March 31, 2006 and for the years ended December 31, 2005 and 2004 as well as the minority shareholders’ interest in the income of PowerSecure for the period from January 1, 2004 to November 22, 2004 is included in minority interest in the accompanying consolidated financial statements. As discussed further in Note 5, the Company acquired the minority shareholders’ interests in PowerSecure in November 2004 and distributed the minority shareholders’ interests in CAC LLC in April 2006.
Research and Developments Costs — Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under FAS 86) are expensed as incurred.
Impairment or Disposal of Long-Lived Assets — The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.
Income Taxes — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for the Company on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.
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
The following table sets forth the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004

Income from continuing operations	$11,705,336	$2,634,389	$1,575,046
Less preferred stock deemed distribution (1)	—	—	(1,243,773)

Income from continuing operations attributable to common shareholders	11,705,336	2,634,389	331,273
Loss from discontinued operations	—	(300,000)	(4,818,586)

Net income (loss) attributable to common shareholders	$11,705,336	$2,334,389	$(4,487,313)

Basic weighted-average common shares outstanding in period	15,062,888	12,287,107	9,531,199
Add dilutive effects of stock options and warrants	1,414,448	1,073,408	504,531

Diluted weighted-average common shares outstanding in period	16,477,336	13,360,515	10,035,730

Basic earnings (loss) per common share:
Income from continuing operations	$0.78	$0.21	$0.03
Loss from discontinued operations	—	(0.02)	(0.50)

Basic earnings per common share	$0.78	$0.19	$(0.47)

Diluted earnings (loss) per common share:
Income from continuing operations	$0.71	$0.20	$0.03
Loss from discontinued operations	—	(0.02)	(0.48)

Diluted earnings per common share	$0.71	$0.18	$(0.45)

(1)	The preferred stock deemed distribution for the year ended December 31, 2004 includes a non-cash charge (expense) of $593,000, which represents the estimated fair market value of inducement conveyed to the converting Preferred Stockholders in connection with the 2004 Private Placement discussed further in Note 2.
Accounting Changes and Error Corrections — In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement in the period of change. FAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, FAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of FAS 154 had no effect on the Company’s financial position or results of operations during the year ended December 31, 2006.
Financial Instruments — In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminates the exemption from applying FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets. The Company will be required to adopt FAS 155 effective January 1, 2007. The Company does not expect adoption of FAS 155 will have a material impact on its financial position or results of operations.
Fair Value Measurements — In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. FAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its financial position and results of operations.
Financial Assets and Financial Liabilities — In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 will be effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its financial position and results of operations.
Reclassifications — Certain 2005 and 2004 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or loss or stockholders’ equity.
2. PRIVATE PLACEMENT AND RELATED TRANSACTIONS
2006 Private Placement — On April 7, 2006, the Company completed a private placement of 2,012,548 shares of its common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “2006 Private Placement”). The 2006 Private Placement was made pursuant to a Securities Purchase Agreement, dated as of March 29, 2006. In addition, the Company entered into a Registration Rights Agreement, dated March 29, 2006, with the investors, pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register the resale of the shares purchased in the 2006 Private Placement by the investors, that was declared effective by the SEC on May 9, 2006. The Company is obligated to use its reasonable best efforts to keep the registration statement continuously effective until the earliest of five years after its effective date or until all of the shares covered by the registration statement have been sold or may be sold without the volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”).
The Company received net cash proceeds of approximately $26,221,000 from the 2006 Private Placement, of which it used $5,064,000 for the retirement of long-term debt, and the balance of which it has and intends to continue to use for capital expenditures and for working capital purposes. The Company paid a cash commission in the amount of $1,856,419 to Roth Capital Partners, LLC, its placement agent in the 2006 Private Placement. The shares were issued in the 2006 Private Placement only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The issuance of the shares to the investors was not registered under the Securities Act and may not be offered or sold by the investors except pursuant to the registration statement discussed above or pursuant to an applicable exemption.
2004 Private Placement — In May 2004, the Company completed a private placement to institutional and accredited investors of 3,510,548 shares of its common stock and warrants to purchase 702,109 shares of its common stock (the “2004 Private Placement”), raising gross proceeds of $10,883,000. The price paid in the 2004 Private Placement was $3.10 per unit, each unit consisting of one share of common stock and a warrant to purchase 0.2 shares of common stock. Roth Capital Partners, LLC acted as placement agent in the 2004 Private Placement.
The Company received net cash proceeds of approximately $9,829,000 from the 2004 Private Placement, after deducting transaction expenses including the placement agent’s fee. The net proceeds from the 2004 Private Placement were used by the Company principally to meet its mandatory redemption obligations related to its Series B Preferred Stock, par value $.01 per share (“Series B Preferred Stock”), which matured on December 9, 2004 (the “Mandatory Redemption Date”), and for other business commitments and initiatives.
The warrants issued in the 2004 Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. In addition to the warrants issued to the investors, the Company issued warrants to purchase up to 351,055 shares of common stock to the placement agent, which warrants are on the same basic terms as the warrants issued to the investors and which could also be exercised on a cashless basis. The warrants were callable by the Company commencing one year after issuance, upon satisfaction of certain conditions. The Company filed a registration statement with the Securities and Exchange Commission (the “SEC”), covering resales of shares of common stock issued in the 2004 Private Placement or upon the exercise of the warrants.
Stock Warrant Exercises — During the year ended December 31, 2005, the Company received $514,000 from the exercise or redemption of 160,646 of the warrants issued in the 2004 Private Placement. On January 19, 2006, the Company exercised its right to call the 892,518 remaining outstanding warrants issued in the 2004 Private Placement by requiring the exercise of all remaining outstanding and unexercised warrants on or before February 19, 2006. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to the Company and the issuance of 705,000 shares of common stock of the Company. At December 31, 2006, 91,001 warrants remained outstanding due to restrictions placed upon one group of the warrant holders to limit its holdings of the Company’s common stock to 9.999% of total shares outstanding.
Series B Preferred Stock Conversion — As a condition precedent to the closing of the 2004 Private Placement, certain holders of the Company’s then outstanding shares of Series B

Preferred Stock (See Note 4) converted a total of 2,500 shares of Series B Preferred Stock, including accrued and unpaid dividends thereon. The purpose of this conversion was to reduce the Company’s potential preferred stock mandatory redemption liability at the mandatory redemption date from approximately $10.3 million to approximately $6.6 million, a reduction of $3.7 million. Upon conversion, the converting Preferred Stockholders received 1,209,133 shares of common stock (inclusive of 55,871 additional shares of common stock (“Additional Shares”) intended to compensate the converting Preferred Stockholders for dividends that they would otherwise receive on the converted preferred shares between the 2004 Private Placement closing date and the mandatory redemption date) and new warrants to purchase 1,209,133 shares of common stock. The new warrants were exercisable at a strike price of $3.0571 per share of common stock and expired unexercised on June 9, 2005. The strike price of the new warrants was the same price as the conversion price of the Series B Preferred Stock. The Company included both the Additional Shares and the shares of common stock issuable upon exercise of the new warrants in the registration statement filed with the SEC in connection with the 2004 Private Placement.
As a result of the Preferred Stock conversion described in the immediately preceding paragraph, the Company recorded a second quarter 2004 non-cash charge (expense) in the amount of $543,000 as an additional preferred stock deemed dividend. This charge represents the approximate fair market value of inducement conveyed to the converting Preferred Stockholders. The inducement amount relates principally to the estimated fair market values of the new warrants and the Additional Shares. See also Note 1 — “Earnings per Share.”
During the third quarter of 2004, additional holders of the Company’s outstanding shares of Series B Preferred Stock converted a total of 250 shares of Series B Preferred Stock, including accrued and unpaid dividends. The conversion terms were identical to those terms offered to holders who converted their shares of Series B Preferred stock in connection with the Private Placement. Upon conversion, the converting Preferred Stockholders received 120,040 shares of common stock and new warrants to purchase 120,040 shares of common stock at a strike price of $3.0571 per share of common stock. These new warrants also expired unexercised on June 9, 2005. The Company recorded a third quarter 2004 non-cash charge in the amount of $25,000 as an additional preferred stock deemed dividend, representing the fair market value of inducement conveyed to the converting Preferred Stockholders.
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
On December 30, 2004, the Company sold the contract manufacturing assets and business of the MCM disposal group to InstruTech Florida, LLC (“InstruTech Florida”), a newly formed wholly-owned subsidiary of InstruTech, Inc., a Colorado-based contract manufacturer of printed circuit boards and other instrumentation products. InstruTech Florida issued a promissory note in the amount of $780,000 to the Company for the assets and business acquired. In connection with the sale to InstruTech Florida, the Company provided $50,000 in the form of a bridge loan to InstruTech Florida. The Company recorded a loss during the fourth quarter of 2004 in the amount of $3,355,000 on the disposal of MCM, including a loss of $2,835,000 on the disposal of the MCM assets.
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
During the year ended December 31, 2005, all remaining liabilities of the MCM disposal group were paid. The remaining assets of the MCM disposal group in the aggregate amount of $144,490 and $192,821 at December 31, 2006 and 2005, respectively, consists of the Company’s best estimate of the recovery value of accounts receivable, miscellaneous production equipment and inventory. Management has updated its estimated net recovery values of MCM assets through December 31, 2006, and believes no additional loss on disposal of the discontinued assets will be required.
Revenues of the MCM disposal group for the year ended December 31, 2004 were $3,976,000. Operations of the MCM disposal group had previously been included in the Company’s Metretek Florida operating segment.
4.	SERIES B PREFERRED STOCK
On February 4, 2000, the Company completed a $14,000,000 private placement consisting of 1,400,000 shares of common stock, 7,000 shares of Series B Preferred Stock and warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock was subject to a mandatory redemption date of December 9, 2004. The warrants issued in the private placement expired unexercised on December 9, 2004.
The proceeds from the private placement were allocated to common stock, the warrants, and the Series B Preferred Stock based on the relative fair value of each on the date of issuance. This allocation process resulted in certain Series B Preferred Stock being initially recorded at a discount of $141 per share from its $1,000 per share liquidation value. The amortization of the discount, along with the preferred stock dividend at a rate of 8%, was recorded as a distribution over the term of the Series B Preferred Stock.
In connection with the 2004 Private Placement (see Note 2), a total of 2,750 shares of the Series B Preferred Stock were converted to common stock during 2004. The remaining 4,250 shares of Series B Preferred Stock were redeemable on December 9, 2004 at a liquidation preference of $1,000 per share plus accrued and unpaid dividends at an annual rate of 8%. The total redemption obligation of the 4,250 Series B Preferred Stock shares at December 9, 2004 was $6,239,000. During the year ended December 31, 2004, the Company fully retired 3,641 of the preferred stock shares at a total redemption value of $5,345,000. During the year ended December 31, 2005, the Company retired an additional 333 shares of the preferred stock at a redemption value of $489,000. During the year ended December 31, 2006, the Company retired an additional 55 shares of the preferred stock at a redemption value of $81,000. At December 31, 2006, the Company’s redemption obligation on the remaining 221 preferred stock shares is

$324,000. The Company expects to retire the remaining preferred stock shares during 2007 as the holders of the remaining preferred shares present such shares to the Company for redemption.
5.	ACQUISITIONS AND MINORITY INTERESTS
PowerSecure Acquisitions — During the third quarter of 2006, PowerSecure purchased contract rights to provide services to federal customers of an investor-owned utility. The rights acquired include four existing contracts; rights to five existing proposals; a three-year non-compete agreement from the seller; and a three-year master service agreement with the utility. In addition, PowerSecure acquired expertise in equipment design concepts, budgeting procedures, pricing strategies and other intellectual property in the federal market. The purchase price for the intellectual property and contract rights was $1,500,000 which has been allocated to intellectual property and to the individual contract rights acquired and is being amortized over the respective expected asset lives.
During the fourth quarter of 2006, PowerSecure purchased the substantially all of the assets and certain of the liabilities of Reid’s Trailer, Inc., a North Carolina company engaged in the business of building trailers for transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy. The assets acquired included cash, accounts receivable, inventory, contract rights, furniture and fixtures, equipment, land and building, and certain intangible assets including patent rights and trademarks. The liabilities assumed were limited to obligations incurred under contracts acquired. The purchase price was $810,000 paid at closing. The acquisition was accounted for as a purchase with the operating results of Reid’s Trailer included in the consolidated statement of operations from the date of acquisition.
The purchase price of the two PowerSecure acquisitions, including direct costs incurred in the amount of $43,514, was allocated as follows:

Cash	$9,010
Accounts receivable	42,573
Inventory	41,681
Equipment	122,126
Land and building	375,000
Intangible rights	1,545,000
Goodwill	306,261

Accounts payable	(88,137)

Net assets acquired	$2,353,514

Pro forma results of operations for the years ended December 31, 2006, 2005, and 2004 have not been included herein as the effects of the acquisitions were not material to the Company’s results of operations.
CAC LLC Minority Interest — The Company, through MGT, owned a 73.75% interest in CAC LLC. CAC LLC was formed in January 2004 to acquire additional interests in the Company’s unconsolidated affiliate, MM 1995-2. Effective April 1, 2006, the assets (consisting principally of the investment in MM 1995-2) and liabilities of CAC LLC (consisting principally of a long-term note payable) were distributed to its shareholders (including MGT), the separate operating activities of CAC LLC ceased, and the minority shareholder’s interest in the equity of CAC LLC was eliminated. The minority shareholder’s interest in the income of CAC LLC for the period from January 1, 2006 to March 31, 2006 and for the years ended December 31, 2005 and 2004 was $72,464, $210,875 and $145,071, respectively, and is included in minority interest in the accompanying consolidated financial statements. Cash distributions to CAC LLC’s minority interest shareholder during the period from January 1, 2006 to March 31, 2006 and for the years ended December 31, 2005 and 2004 were $381, $130,912 and $55,701, respectively.
PowerSecure Minority Interests — During the third quarter of 2004, the Company entered into agreements to exchange 950,000 shares of the Company’s common stock for the 13.88% minority interest in PowerSecure. Upon approval by certain shareholders of the Company and the receipt of a fairness opinion, the exchanges occurred on November 22, 2004, at which time PowerSecure became a wholly-owned subsidiary of the Company. Accounting for the acquisition of the minority interest was based upon the fair value of the stock of the Company issued in the acquisition. As a result of the transaction, the Company’s obligation to the PowerSecure’s minority shareholders in the amount of $300,000 was eliminated, 950,000 shares of the Company’s common stock was issued, and goodwill in the amount of $1,202,000 was recorded on the books of PowerSecure representing the excess of the fair value of the shares issued in the acquisition over the historical book basis of the minority interest acquired. The minority interest in the income of PowerSecure for the period from January 1, 2004 to November 22, 2004 was $92,896, and is included in minority interest in the accompanying consolidated financial statements. There were no distributions to PowerSecure’s minority interest shareholders during the year ended December 31, 2004.
6.	DEBT
The balance of notes payable at December 31, 2006 and 2005 consists of the following:

	2006	2005
Lines of credit	$—	$1,314,200
Term loans:
Settlement note payable	—	1,687,500
Equipment and project loans	—	1,210,604
Investment loan	—	629,505

Total notes payable	—	4,841,809

Less current maturities:
Settlement note payable	—	(750,000)
Equipment and project loans	—	(300,453)
Investment loan	—	(197,833)

Current maturities of notes payable	—	(1,248,286)

Long-term maturities of notes payable	$—	$3,593,523

Lines of Credit — The Company has a credit facility (“Credit Facility”) with First National Bank of Colorado (the “FNBC”), providing for a $4.5 million revolving credit facility (the “Credit Facility”), which was modified August 7, 2006 to reduce the interest rate on borrowed funds, reduce the unused line fee, eliminate the annual fee and relax certain financial covenants and reporting requirements. Southern Flow and PowerSecure are the borrowers under the Credit

Facility. Amounts, if any, borrowed under the Credit Facility currently bear interest at the lender’s prime rate. The Credit Facility matures on September 1, 2007. The Credit Facility had been used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida. In April 2006, upon completion of the 2006 Private Placement described in Note 2, we paid down our Credit Facility balances to $0. Since that time, no amounts have been borrowed under the Credit Facility.
The Credit Facility is structured in two parts: a $2.5 million facility for PowerSecure (the “PowerSecure Facility”) and a $2.0 million facility for Southern Flow (the “Southern Flow Facility”). Borrowings under the PowerSecure Facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure’s eligible accounts receivable, plus 25% of the sum of PowerSecure’s unbilled accounts receivable less the amount of PowerSecure’s unearned revenues or advanced billings on contracts, plus 25% of PowerSecure’s inventory. Borrowings under the Southern Flow Facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow’s eligible accounts receivable plus 20% of Southern Flow’s inventory. At December 31, 2006, the aggregate borrowing base under the Credit Facility was $4,500,000, all of which was available for borrowing.
The obligations of PowerSecure and Southern Flow, as borrowers, under the Credit Agreement are secured by security agreements (the “Security Agreements”) by Southern Flow, PowerSecure and Metretek Florida and are guaranteed by the Company in a guaranty (the “Guaranty”). The Security Agreements grant to FNBC a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants pertaining to minimum current assets to current liabilities ratio for PowerSecure, minimum tangible net worth for Southern Flow and maximum debt to tangible net worth ratios of the Company. The Credit Agreement contains other customary covenants that apply to the Company and to PowerSecure, Southern Flow and Metretek Florida, limiting the incurrence of additional indebtedness or liens, restricting dividends and redemptions of capital stock, restricting their ability to engage in mergers, consolidations, sales and acquisitions, to make investments, to issue guarantees of other obligations, to engage in transactions with affiliates to or make restricted payments and other matters customarily restricted in secured loan agreements, without FNBC’s prior written consent.
The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.
Term Loans — The Company had a settlement note outstanding in the amount of $1,687,500 at December 31, 2005 as a result of class action litigation that was settled in fiscal 2004 (See Note 8). Prior to its extinguishment, the settlement note bore interest at the rate of prime plus three percent and was payable in 16 quarterly installments of $187,500 principal plus accrued interest each. In April 2006, upon completion of the 2006 Private Placement described in Note 2, the Company paid down the settlement note balance to $0 and extinguished all of its obligations to the class action settlement note holders.
CAC LLC had a term loan (the “Investment Loan”) outstanding to a commercial bank in the amount of $629,505 at December 31, 2005. The Investment Loan financed CAC LLC’s purchase of additional equity interests in the Company’s unconsolidated affiliate, MM 1995-2, in fiscal

2004. Prior to its extinguishment, the Investment Loan was secured by the Company’s interests in MM 1995-2, and the Company provided a guaranty of $625,000 of the Investment Loan. The Investment Loan provided for 60 monthly payments of principal and interest (at a rate of 5.08%) in the amount of approximately $18,500 per month. In April 2006, CAC LLC distributed its assets (consisting principally of the investment in MM 1995-2) and its liabilities (consisting principally of the term loan) to its shareholders (including MGT). Upon completion of the 2006 Private Placement described in Note 2, the Company paid down its share of the Investment Loan balance to $0, and extinguished all of its obligations to the lender under the term loan.
PowerSecure had three shared savings project loans outstanding to Caterpillar Financial Services Corporation (“Caterpillar”) in the aggregate amount of $1,200,133 at December 31, 2005. Prior to the extinguishment of the project loans, the loans were collateralized by the distributed generation equipment purchased from Caterpillar as well as the revenues generated by the PowerSecure projects. The project loans provided for 60 monthly payments of principal and interest (at rates ranging from 6.75% to 7.85%) in the aggregate amount of approximately $31,000 per month. In April 2006, upon completion of the 2006 Private Placement described in Note 2, the Company paid down the project loan balances to $0 and extinguished all of its obligations to Caterpillar.
On May 9, 2005, Caterpillar offered PowerSecure a $5,000,000 line of credit (the “Caterpillar Equipment Line”) to finance the purchase, from time to time, of Caterpillar generators to be used in PowerSecure projects, primarily in shared savings arrangements, pursuant to a letter by Caterpillar to PowerSecure containing the terms of this credit line. On May 18, 2006, Caterpillar notified PowerSecure that Caterpillar renewed the Caterpillar Equipment Line until April 30, 2007, and increased its size to $7,500,000. Under the Caterpillar Equipment Line, PowerSecure may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project.
The Caterpillar Equipment Line expires on April 30, 2007 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice to PowerSecure given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by PowerSecure, but is not an unconditional binding commitment to provide such financing. The Caterpillar Equipment Line is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. At December 31, 2006, PowerSecure had $7.5 million available for additional equipment purchases under the Caterpillar Equipment Line.
During 2003, PowerSecure financed the acquisition of certain construction equipment with proceeds of a loan from Caterpillar (the “PowerSecure Equipment Loan”). Prior to its extinguishment, the PowerSecure Equipment Loan was collateralized by the equipment purchased from Caterpillar. Amounts borrowed under the PowerSecure Equipment Loan bore interest at 3.2%. The term of the PowerSecure Equipment Loan was 48 months and monthly principal and interest payments in the amount of $671 commenced May 1, 2003. At December 31, 2005, the principal balance due on the PowerSecure Equipment Loan was $10,471. In April 2006, upon completion of the 2006 Private Placement described in Note 2, the Company paid down the PowerSecure Equipment Loan balance to $0 and extinguished all of its obligations to Caterpillar.
7.	CAPITAL LEASE OBLIGATIONS
Capital lease obligations at December 31, 2005 and 2004 consist of equipment leases at Southern Flow and Metretek Technologies payable in monthly installments, including interest, at rates ranging from 11.13% to 14%. The scheduled annual payments on the capital lease obligation are as follows:

Year Ending December 31:

2007	$6,058
2008	2,698
2009	2,698
2010	2,699
2011	1,575

Total minimum lease payments	15,728
Less: Interest included in the lease payments	3,548

Present value of minimum lease payments	$12,180

8.	COMMITMENTS AND CONTINGENCIES AND INCOME FROM LITIGATION SETTLEMENTS
Income from Litigation Settlements — In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee. A settlement to fully resolve all claims by the class against the Company and its affiliates was submitted and granted final approval by the district court on June 11, 2004. The loss that occurred as a result of the class action and settlement was recorded by the Company in the fourth quarter of 2002. All obligations of the Company under the settlement were extinguished during the second quarter of 2006.
After the settlement with the class was approved, the Company vigorously pursued cross-claims and third party claims (“Other Party Claims”), including claims against the prior owners of the assets and against attorneys, consultants and a brokerage firm (the “Other Parties”) involved in the transactions underlying the claims in the Class Action, seeking recovery of damages and contribution, among other things, from the Other Parties. Some of the Other Parties asserted counterclaims against the Company.
As a result of mediation meetings that occurred in the fourth quarter of 2006, the Company has agreed to settlements with four of the five Other Parties (the 2006 Settlements). As a result of the 2006 Settlements, the Company has recorded income in the amount of $343,112, representing the Company’s share of the 2006 Settlements due from three of the Other Parties. The fourth settlement is contingent on approval of the original class action participants, which the Company believes will occur during the first or second quarter of 2007. Through March 1, 2007, the Company has received $150,613 in payment from the 2006 Settlements.

A trial on the only remaining Other Party Claim is currently set for August 2007. The Company cannot provide any assurance that it will be successful on the remaining Other Party Claim or that it will prevail on the counterclaims brought against it by the remaining Other Party. Out of the 2006 Settlement proceeds, and any recovery (net of litigation expenses) from the resolution of the remaining Other Party Claim and/or counterclaims, 50% of such net recovery is allocated to the Company, and the remaining 50% is allocated as additional settlement funds payable to the class action participants.
Other Matters — On March 14, 2006, the Company received a letter from the Market Regulation Department of the National Association of Securities Dealers (the “NASD”), on behalf of the American Stock Exchange, advising that it was conducting a review of trading activity in the Company’s common stock from November 2005 until the present. In that letter, the NASD requested various documents and information in connection with the Company’s announcements, contracts and orders during that time period. Management of the Company has cooperated fully with this review and has provided to the NASD the documentation that confirms all such contracts and orders supporting the Company’s announcements. The NASD letter stated that its inquiry should not be construed as an indication that the NASD has determined that any violations of American Stock Exchange rules or federal securities laws have occurred, or a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.
On May 17, 2006, the Company received a letter from the Securities and Exchange Commission (the “SEC”) notifying the Company that the SEC was conducting an informal, non-public inquiry regarding the Company. The inquiry requested the voluntary provision of a chronology of recent events relating to announcements made by the Company in February and March 2006 of orders received by the Company’s PowerSecure subsidiary, including events that were the subject of the previous review by the NASD. The SEC advised the Company that the inquiry should not be construed as an indication by the SEC that any violation of law has occurred, and should not be considered a reflection upon any person or entity. Management of the Company has cooperated fully with this inquiry and has provided to the SEC the information requested.
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
From time to time, the Company is involved in other claims, proceedings and legal actions arising in the ordinary course of business. The Company intends to vigorously defend all claims against us. Although the ultimate outcome of these claims cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened dispute is expected to have a material adverse effect on our business, financial condition or results of operations.
Operating Leases — The Company leases business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2006, 2005 and 2004 totaled $1,810,150, $1,183,102, and $1,048,892, respectively. Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

Year Ending December 31:
2007	$906,155
2008	784,760
2009	640,020
2010	422,154
2011 and thereafter	1,746,656

Total	$4,499,745

Employee Benefit Plan — The Company has a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with at least one year of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 15% of their eligible compensation. The Company may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. The Company’s 401(k) Plan expense for the years ended December 31, 2006, 2005 and 2004 was $320,264, $221,576 and $216,114, respectively.

Employment Agreements — The Company has employment agreements with certain of its executive officers and with other key employees which provide for base salary, incentive compensation, “change-in-control” provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.

9.	INCOME TAXES

The Company accounts for income taxes in accordance with FAS No. 109. Under the provisions of FAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Income tax expense included in the consolidated statements of operations represents federal alternative minimum tax and state income taxes in various state jurisdictions in which the Company has taxable activities. The Company’s income tax (provision) benefit is summarized as follows:

	2006	2005	2004
Current:
Federal	$(141,000)	$—	$—
State	(556,000)	(46,000)	(48,000)

Total current	(697,000)	(46,000)	(48,000)

Deferred:
Federal	—	—	—
State	232,000	—	—

Total deferred	232,000	—	—

Total (provision) benefit	$(465,000)	$(46,000)	$(48,000)

Total income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. Following is a table reconciling such differences:

	2006	2005	2004
Federal taxes at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	6.16%	1.70%	2.90%
Permanent items	1.81%
Alternative minimum tax	1.16%
Valuation allowance and other	-39.31%	-34.00%	-34.00%

Effective income tax rate	3.82%	1.70%	2.90%

The components of the Company’s federal and state deferred tax assets and liabilities at December 31, 2006 and 2005 are shown below:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$13,038,000	$18,810,000
Tax credit carryforwards	45,000	45,000
Allowance for bad debts	88,000	37,000
Other	236,000	—

Gross deferred tax assets	13,407,000	18,892,000

Deferred tax liabilities:
Differences between book and tax basis of property and equipment and intangible assets	2,893,000	2,659,000
Other		74,000

Gross deferred tax liabilities	2,893,000	2,733,000

Net deferred tax asset	10,514,000	16,159,000
Valuation allowance	(10,282,000)	(16,159,000)

Deferred tax assets, net	$232,000	$—

Because of the Company’s history of losses, generally accepted accounting principles currently preclude the recognition of the Company’s deferred tax assets and therefore a valuation allowance has been established against these assets, with the exception of certain state net operating losses which are expected to be utilized in 2007.
The deferred tax asset for net operating loss carryforwards at December 31, 2006 does not include approximately $2,145,000 that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $5,499,000 tax deduction is included in the unused net operating loss below.

At December 31, 2006, the Company had unused federal net operating losses to carry forward against future years’ taxable income of approximately $43,549,000 and various state carryforwards that expire in various amounts from 2007 to 2018. At December 31, 2006, the Company also had unused investment tax credits, general business tax credits, and research and development tax credit carryforwards expiring in various amounts in 2007 and 2008.

10.	CAPITAL STOCK

Stockholder Rights Plan — On December 12, 1991, the Board of Directors of the Company adopted a Stockholder Rights Plan, which was amended and restated on October 25, 2001 in order to extend, renew and modify its terms (as amended and restated the “Rights Plan”), to protect stockholder interests against takeover strategies that may not provide maximum shareholder value. Pursuant to the Rights Plan, a dividend of one preferred stock purchase right (“Right”) was issued with respect to each share of common stock outstanding on December 9, 1991, and attaches to each share of common stock issued there after by the Company. No separate certificates representing the Rights have been issued. Each Right entitles the holder to purchase one one-hundredth of a share of Series C. Preferred Stock of the Company at an exercise price of $15.00 per share under certain circumstances. This portion of a preferred share provides the holder with approximately the same dividend, voting and liquidation rights as one share of common stock. If any person or group (referred to as an “Acquiring Person”) becomes the beneficial owner of, or announces a tender offer that would result in the Acquiring Person becoming the beneficial owner of, 15% or more of the Company’s common stock (subject to certain exceptions), then each Right, other than Rights held by the Acquiring Person which become void, will become exercisable for common stock of the Company, or of the Acquiring Person in the case where the Acquiring Person acquires the Company, having a then current market value of twice the exercise price of the Right. At the option of the Board of Directors, the Rights may be redeemed for $0.01 per Right or exchanged for shares of Company common stock at the exchange rate of one share per Right, in each case subject to adjustment. Until a Right is exercised, the holder thereof, as such has no rights as a stockholder of the Company. The Rights will expire on November 30, 2011, unless such date is extended prior thereto by the Board of Directors.

11.	SHARE-BASED COMPENSATION

As of January 1, 2006, the Company adopted FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of the grant, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures.

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

Stock Options — The Company has granted stock options to employees, directors, advisors and consultants under three stock plans. Under the Company’s 1991 Stock Option Plan, as amended (the “1991 Stock Plan”), the Company granted incentive stock options and non-qualified stock options to purchase common stock to officers, employees and consultants. Options granted under the 1991 Stock Plan contained exercise prices not less than the fair market value of the Company’s common stock on the date of grant and had a term of ten years, the vesting of which was determined on the date of the grant, but generally contained a 2-4 year vesting period. Under the Company’s Directors’ Stock Plan as amended (“Directors’ Stock Plan”), the Company granted non-qualified stock options to purchase common stock to non-employee directors of the Company at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the Director’s Stock Plan generally had a term of ten years and vested on the date of grant. Certain options granted to officers and non-employee directors under the 1991 Stock Plan and the Directors Stock Plan contain limited rights for receipt of cash for appreciation in stock value in the event of certain changes in control.
In March 1998, the Board of Directors of the Company adopted the Metretek Technologies, Inc. 1998 Stock Incentive Plan (the “1998 Stock Plan”), which was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Plan authorizes the Board of Directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to officers, directors, employees, consultants and advisors of the Company and its subsidiaries for shares of the Company’s common stock. Nonqualified stock options grants to our Directors under the 1998 Stock Plan generally vest over periods up to three years. Qualified stock option grants to our employees under the 1998 Stock Plan generally vest over periods up to five years. The 1998 Stock Plan replaced the Company’s 1991 Stock Plan and Directors’ Stock Plan (the “Prior Plans”), and no new awards have been made under the Prior Plans since the 1998 Stock Plan was adopted, although options outstanding under the Company’s Prior Plans remain in effect under these terms.
On February 3, 2000, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan from 250,000 to 750,000 shares of common stock. On June 11, 2001, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan to a total of 1,750,000 shares of common stock of the Company. On June 14, 2004, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan to a total of 2,750,000 shares of common stock of the Company. On June 12, 2006, the stockholders of the Company adopted a proposal by the Board of Directors to increase the number of shares available under the 1998 Stock Plan to a total of 3,750,000 shares of common stock of the Company. At December 31, 2006, there were 772,033 options available for grant under the Company’s 1998 Stock Plan and there were no options available for grant under either the Company’s 1991 Stock Plan or the Directors Stock Plan.
Pursuant to the requirements of FAS 123(R), net income for the year ended December 31, 2006 includes $712,000 of compensation costs related to outstanding stock options. There were no net income tax benefits related to the Company’s stock-based compensation arrangements during the years ended December 31, 2006, 2005 and 2004 because a valuation allowance has been provided for nearly all of the Company’s net deferred tax assets. All of the stock option compensation expense is included in general and administrative expenses.

During the year ended December 31, 2006, 140,000 nonqualified stock options were issued to new employees of the Company outside of the Company’s existing stock option plans pursuant to an exception provided by the American Stock Exchange and 166,000 qualified stock options were issued to employees of the Company under the 1998 Stock Plan. Also during the year ended December 31, 2006, 22,500 nonqualified stock options were issued to the directors of the Company under the 1998 Stock Plan.
A summary of option activity for the year ended December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted	328,500	12.79
Exercised	(513,632)	2.51
Canceled	—	—
Forfeited	(18,667)	6.49

Balance, December 31, 2006	2,085,344	$4.61	6.55	$7.71

Exercisable, December 31, 2006	1,545,677	$3.07	5.78	$9.25

The weighted average grant date fair value of the 22,500 options granted to the Company’s directors during the year ended December 31, 2006 was $11.22. The weighted average grant date fair value of the 306,000 options granted to employees during the year ended December 31, 2006 was $8.48. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions: expected stock price volatility of 88%; risk free interest rate of 4.72%; no dividends; and an expected future life of 4.3 years for employees and 6 years for directors. The fair value of the stock option grants are amortized over the respective vesting period using the straight-line method and assuming a forfeiture rate of 5%.
At December 31, 2006, there was $2,507,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.96 years.
The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $5,736,000, $902,000 and $352,000, respectively. Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $1,291,000, $397,000 and $411,000, respectively. The tax benefit realized on the 2006 stock option exercises was $331,000. The total fair value of stock awards vested during the years ended December 31, 2006, 2005 and 2004 was $667,000, $1,097,000 and $134,000, respectively.
The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123(R) for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net income (loss) — as reported	$2,334,389	$(4,487,313)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(971,944)	(193,047)

Net income (loss) — pro forma	$1,362,445	$(4,680,360)

Income (loss) per basic common share:
As reported	$0.19	$(0.47)

Pro forma	$0.11	$(0.49)

Income (loss) per diluted common share:
As reported	$0.18	$(0.45)

Pro forma	$0.10	$(0.47)

The weighted average grant date fair value of stock options issued during the years ended December 31, 2005 and 2004 was $2.07 and $1.03, respectively. The fair values of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2005 and 2004: expected stock price volatility of 50% and 58%, respectively; risk-free interest rate of 4.19% and 3.53%, respectively; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

Stock Awards — During the third quarter 2004, the Company awarded, subject to restrictions, a total of 90,000 shares of common stock to certain executives of the Company. The stock awards vested in one-third increments and are fully vested at December 31, 2006. The Company recorded deferred compensation expense in the amount of $198,000 for the fair market value of the stock on the date of the award. The deferred compensation was amortized over the vesting period. Net income (loss) for each of the years ended December 31, 2006, 2005 and 2004 includes $66,000 of compensation costs related to restricted stock awards that vested during the period. All of the stock award compensation expense is included in general and administrative expenses for each respective reporting period.

12.	SEGMENT AND RELATED INFORMATION

In accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company’s reportable business segments include: natural gas measurement services; distributed generation; and automated energy data collection and telemetry.

Natural Gas Measurement Services — The operations of the Company’s natural gas measurement services segment are conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.
Distributed Generation — The operations of the Company’s distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2006, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a “turn-key” basis, where the customer purchases the systems from PowerSecure.
During the second half of 2005, PowerSecure added two new business units, UtilityEngineering, Inc. and PowerServices, Inc., to its operating segment and in February 2006, it announced a third addition to its operations, EnergyLite, Inc. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. Utility Engineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies.
During the second half of 2006, PowerSecure launched a business unit within PowerSecure to concentrate on marketing to federal customers. PowerSecure launched this business unit by purchasing contract rights to provide services to federal customers of an investor-owned utility. The projects that are marketed and sold to the Federal customers potentially include all the products/services offered within PowerSecure and its various subsidiaries. Finally, in late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy.
Each of these new PowerSecure business units operates in a distinct market with distinct technical disciplines, but share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results.
Automated Energy Data Collection and Telemetry — The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida’s manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnectTM, DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turn-key solutions. In June 2002, Metretek Florida formed MCM to conduct and expand its circuit board contract manufacturing operations. During the third quarter of 2004, the Board of Directors of the Company approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. See Note 3.
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

Summarized Segment Financial Information
(all amounts reported in thousands)

	2006	2005	2004

Revenues:
Southern Flow	$16,160	$13,307	$12,759
PowerSecure	99,543	30,200	18,630
Metretek Florida	3,657	3,242	3,312
Other	1,087	504	476

Total	$120,447	$47,253	$35,177

Segment profit (loss) (1):
Southern Flow	$2,769	$1,824	$1,940
PowerSecure	10,453	2,639	1,342
Metretek Florida	(20)	(488)	(247)
Other	(3,523)	(2,774)	(2,428)

Total	$9,679	$1,201	$607

Capital expenditures:
Southern Flow	$136	$131	$163
PowerSecure	1,214	1,107	1,967
Metretek Florida	76	87	144
Other	28	5	3

Total	$1,454	$1,330	$2,277

Depreciation and amortization:
Southern Flow	$121	$130	$127
PowerSecure	689	273	130
Metretek Florida	107	132	289
Other	75	29	33

Total	$992	$564	$579

Total assets:
Southern Flow	$12,049	$10,182	$9,589
PowerSecure	58,666	16,644	12,836
Metretek Florida	4,033	3,663	5,262
Other	14,951	2,830	2,524

Total	$89,699	$33,319	$30,211

(1)	Segment profit (loss) represents income from continuing operations before equity income in our unconsolidated affiliate, minority interest, income taxes and income from litigation settlements.

The following table presents revenues by geographic area based on the location of the use of the product or service:

	2006	2005	2004

United States	$120,184,611	$46,548,607	$34,362,625
Canada	78,589	258,671	388,068
Europe	43,758	290,989	338,301
South America	138,574	117,563	60,262
Asia			10,865
Other	1,595	36,722	16,802

Total	$120,447,127	$47,252,552	$35,176,923

13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
Summarized quarterly consolidated financial information (unaudited) for the years ended December 31, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Quarter
2006	First	Second	Third	Fourth
Total revenues	$14,832	$36,243	$33,445	$35,927
Operating income (loss)	68	3,729	2,434	3,447
Income from litigation settlements	—	—	—	343
Equity income	730	521	627	343
Minority interest	(72)	—	—	—
Income taxes	(88)	(23)	(151)	(203)
Income from continuing operations	638	4,227	2,910	3,930
Loss on discontinued operations	—	—	—	—
Net income (loss)	$638	$4,227	$2,910	$3,930

Basic earnings per common share:
Income from continuing operations	$0.05	$0.27	$0.19	$0.25
Loss from discontinued operations	—	—	—	—

Basic earnings per common share	$0.05	$0.27	$0.19	$0.25

Diluted earnings per common share:
Income from continuing operations	$0.04	$0.25	$0.17	$0.23
Loss from discontinued operations	—	—	—	—

Diluted earnings per common share	$0.04	$0.25	$0.17	$0.23

	Quarter
2005	First	Second	Third	Fourth
Total revenues	$7,811	$14,036	$10,177	$15,229
Operating income (loss)	(451)	615	(195)	1,232
Equity income	557	365	419	349
Minority interest	(71)	(46)	(52)	(42)
Income taxes	(13)	—	(3)	(30)
Income from continuing operations	22	934	169	1,509
Loss on discontinued operations	(300)	—	—	—
Net income (loss)	$(278)	$934	$169	$1,509

Basic earnings (loss) per common share:
Income from continuing operations	$—	$0.08	$0.01	$0.12
Loss from discontinued operations	(0.02)	—	—	—

Basic earnings (loss) per common share	$(0.02)	$0.08	$0.01	$0.12

Diluted earnings (loss) per common share:
Income from continuing operations	$—	$0.07	$0.01	$0.11
Loss from discontinued operations	(0.02)	—	—	—

Diluted earnings (loss) per common share	$(0.02)	$0.07	$0.01	$0.11

* * * * *

SCHEDULE II
METRETEK TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

		Additions:
	Balance at	Charged to			Balance at
	Beginning	Operating	Deductions:		End of
Description	of Period	Expenses	Write-offs		Period

Allowance for doubtful accounts:
Year ended December 31, 2006	$95	$146	$(16	) (1)	$225
Year ended December 31, 2005	741	12	(658	) (1)	95
Year ended December 31, 2004	201	892	(352	) (1)	741

Inventory reserve:
Year ended December 31, 2006	$166	$55	$(19	)(2)	$202
Year ended December 31, 2005	1,548	161	(1,543	)(2)	166
Year ended December 31, 2004	288	1,614	(354	) (2)	1,548

(1)	Represents amounts written off as uncollectible, less recoveries.

(2)	Represents amounts written off against reserve, less recoveries.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees
Marcum Midstream 1995-2 Business Trust
Denver, CO
We have audited the accompanying consolidated balance sheets of Marcum Midstream 1995-2 Business Trust and subsidiary (the “Trust”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcum Midstream 1995-2 Business Trust and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP
Denver, Colorado
March 12, 2007

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,580,890	$734,040
Trade receivables (net of allowance for doubtful accounts $9,454 and $9,777, respectively)	1,209,618	1,439,182
Prepaid expenses	25,667	—

Total current assets	2,816,175	2,173,222

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Wells and storage tanks	6,048,244	6,008,642
Equipment	2,612,685	2,496,013
Land and improvements	1,662,041	1,483,892

Total	10,322,970	9,988,547
Less accumulated depletion and depreciation	4,494,252	3,808,457

Property, plant and equipment, net	5,828,718	6,180,090

OTHER ASSETS:
Deferred loan charges (net of accumulated amortization of $0 and $21,439, respectively)	—	4,263
Intangible assets (net of accumulated amortization of $10,167 and $8,834, respectively)	9,833	11,166

Total other assets	9,833	15,429

TOTAL	$8,654,726	$8,368,741

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$245,712	$530,713
Administration fee	14,125	4,708
Management fee	132,361	54,980
Operator fee	31,833	8,528
Note payable (Note 3)	571,656	540,862
Accrued expenses	85,695	12,115

Total current liabilities	1,081,382	1,151,906

LONG-TERM NOTE PAYABLE (Note 3)	341,142	912,799

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY	7,232,202	6,304,036

TOTAL	$8,654,726	$8,368,741

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

REVENUE:
Disposal fees and mineral product sales	$10,945,690	$10,239,782	$7,202,537
Interest and other	82,081	23,303	6,111

Total revenue	11,027,771	10,263,085	7,208,648

COSTS AND EXPENSES:
Cost of operations	3,279,631	2,778,138	1,899,622
Depreciation and amortization	687,128	601,020	455,836
Well development costs	—	360,096	—
General and administrative costs	330,408	391,799	354,590
Administration fee	56,500	56,500	56,500
Management fee	547,285	511,989	360,127
Operator fee	127,332	102,332	77,332
Interest and finance charges	71,321	66,417	95,241

Total costs and expenses	5,099,605	4,868,291	3,299,248

NET INCOME	$5,928,166	$5,394,794	$3,909,400

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Performance	Preferred
	Shareholders	Shareholders	Total

BALANCE, JANUARY 1, 2004	$2,271,400	$2,128,442	$4,399,842

Cash distributions paid or payable	(1,050,000)	(1,550,000)	(2,600,000)

Net income	1,933,497	1,975,903	3,909,400

Conversion of 100 performance shares into 113 preferred shares	(3,154,897)	3,154,897	—

BALANCE, DECEMBER 31, 2004	—	5,709,242	5,709,242

Cash distributions paid	—	(4,800,000)	(4,800,000)

Net income	—	5,394,794	5,394,794

BALANCE, DECEMBER 31, 2005	—	6,304,036	6,304,036

Cash distributions paid	—	(5,000,000)	(5,000,000)

Net income	—	5,928,166	5,928,166

BALANCE, DECEMBER 31, 2006	—	$7,232,202	$7,232,202

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,928,166	$5,394,794	$3,909,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687,128	601,020	455,836
Changes in other assets and liabilities:
Trade receivables, net	229,564	(290,310)	(241,837)
Accounts payable	(285,001)	425,340	2,241
Administration fee	9,417	—	(9,417)
Management fee	77,381	(25,391)	(1,046)
Operator fee	23,305	2,084	(12,889)
Accrued expenses	73,580	(2,783)	5,934
Prepaid expenses and other	(21,404)	7,206	5,931

Net cash provided by operating activities	6,722,136	6,111,960	4,114,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisitions and development	(175,804)	(1,231,640)	(589,047)
Other capital expenditures	(158,619)	(397,195)	(341,930)

Net cash used in investing activities	(334,423)	(1,628,835)	(930,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	1,004,658	—
Payments on note payable	(540,863)	(571,558)	(568,628)
Distributions to preferred shareholders	(5,000,000)	(4,800,000)	(1,550,000)
Distributions paid or payable to performance shareholders	—	—	(1,050,000)

Net cash used in financing activities	(5,540,863)	(4,366,900)	(3,168,628)

NET INCREASE IN CASH AND CASH EQUIVALENTS	846,850	116,225	14,548

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	734,040	617,815	603,267

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,580,890	$734,040	$617,815

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization — The accompanying consolidated financial statements includes the accounts of Marcum Midstream 1995-2 Business Trust and its wholly-owned subsidiary, Marcum Midstream 1995-2 EC Holding, LLC (“MM95-2 EC Holding”), collectively referred to as the “Trust”. The Trust commenced operations on February 8, 1996. The Trust owns and operates five injection wells at four oil field production water disposal facilities located in northeastern Colorado. MM95-2 EC Holding was formed by the Trust in July 2002 for the purpose of acquiring additional operating assets.
Marcum Gas Transmission, Inc. (“MGT”), a wholly-owned subsidiary of Metretek Technologies, Inc., is the managing trustee of the Trust, and Conquest Oil Company (“Conquest”) operates certain Trust assets under an operating agreement with the Trust. Collectively, MGT and Conquest or their affiliates own 178.2, or 78.8%, of the 226 outstanding preferred shares of the Trust at December 31, 2006.
In November 2004, all of the performance shares outstanding, including those held by MGT and Conquest or their affiliates, were converted to preferred shares of the Trust at an exchange ratio of 1.13 preferred share for each performance share. After the conversion, there are no longer any performance shares outstanding.
Principles of Consolidation — The consolidated financial statements include the accounts of the Trust and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition — Revenues from disposal fees are recognized upon delivery and acceptance of water to be disposed. Revenues from mineral product sales are recognized upon delivery to the customer.
Statements of Cash Flows — The Trust considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. The Trust maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Trust has not experienced any losses in such accounts. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	2006	2005	2004
Cash paid for interest	$67,058	$61,939	$73,880
Non-cash transaction — Conversion of performance shares to preferred shares of the Trust	$—	$—	$3,154,897
Receivables and Credit Policies — Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. The Trust reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.

Property, Plant and Equipment — Property, plant and equipment is stated at cost. The majority of the Trust operating assets are depreciated based upon a units-of-production method while equipment and land improvements are depreciated on the straight-line basis over estimated useful lives ranging from 5 to 15 years. Management has evaluated future asset retirement obligations and has concluded that estimated asset retirement obligations of the Trust are not material.
Other Intangibles — Other intangible assets are being amortized on the straight-line basis over 15 years.
Income Taxes — For federal and state income tax purposes, the Trust is treated as a partnership and is not subject to federal or state income taxes. Accordingly, no provision for federal income taxes is included in the financial statements of the Trust and the tax effects of its activities accrue to the shareholders. The Trust’s tax returns, the qualification of the Trust as a partnership for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Trust’s taxable income, the tax liability of the shareholders could change accordingly.
Use of Estimates — The preparation of the Trust’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
Major Customers — Three customers have historically generated the majority of the Trust’s disposal fee revenues. In addition, revenues from mineral product sales are currently generated from purchases by one customer, however management believes other customers would purchase such products at substantially the same volumes and at prevailing market prices in the event the current customer discontinued purchasing from the Trust.
2. ASSET ACQUISITION
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

$500,000

Subsequent to the acquisition and through December 31, 2005, the Trust incurred $103,000 in renovation costs to enhance the operating efficiency of the assets in anticipation of future growth in customer demand.
3. NOTE PAYABLE
In connection with the Trust’s acquisition of certain operating assets in the third quarter of 2002, the Trust, through MM95-2 EC Holding, entered into a Term Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank West, National Association (the “Lender”) for a $2,300,000 note payable. The Loan

Agreement initially provided for monthly principal and interest payments on the note to the Lender in the amount of $53,542 through the original maturity date of August 22, 2006.
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
Interest accrues on the unpaid balance of the note at a fixed annual rate of 5.55% per year. The Loan Agreement contains various financial and other affirmative and negative covenants and the note is collateralized by a first priority interest in virtually all of the assets acquired. Fees incurred in connection with obtaining the Loan Agreement and subsequent amendment in the amount of $25,702 were deferred and amortized over the term of the original Loan Agreement. The obligations contained in the Loan Agreement have been guaranteed by the Trust. At December 31, 2006, scheduled principal payments on the note payable over the remaining term of the note are as follows:

Years Ended December 31,
2007	571,656
2008	341,142

$912,798

4. COMMITMENTS AND CONTINGENCIES
In December 2002, after the Trust completed an acquisition of certain operating assets, the Trust discovered certain contamination of the soils under the site. Shortly thereafter, the Trust filed a complaint against the seller in Colorado State District Court, for enforcement of seller indemnifications in the asset purchase agreement. The Trust engaged an environmental engineering firm to evaluate the extent of the contamination, and that firm concluded that approximately 1% of the property area had been contaminated. The environmental firm developed, and with their assistance the Trust commenced, a remediation plan that the firm advised should bring the assets back into compliance with applicable environmental requirements. The remediation plan consists of a soil evaporation extraction system which is in place and continues to operate. Based upon the most recent ground water sampling results, adverse impacts to groundwater continue to decrease. If future sampling results continue to indicate favorable improvements, the soil evaporation extraction system may be shut down in the latter part of 2007. Even if the soil evaporation extraction system is shut down in 2007, ground water sampling will likely be required through most of 2008.
In early 2005, the Trust began a planned upgrade to various components of another of its operating facilities. As the improvement project began, soils under the facility were found to be contaminated. The environmental firm used in the above remediation was engaged to direct the Trust on the appropriate course to return the soils to a level in compliance within regulatory limits. The environmental firm has recommended, and the regulatory authorities have not indicated otherwise, that no active remediation process is currently necessary due to the present levels of contamination, the nature of the soils involved, and the cost to implement a remediation process. Further, the environmental firm has indicated that naturally occurring processes are expected to eliminate the contamination over time, although those processes may occur over a period of several years. The Trust will continue to monitor the facility and take regular ground water samples as recommended by the environmental firm and as required by the regulatory authorities. In the event that contamination levels increase, an active remediation process may need to be implemented and those costs may be significant. Trust management believes the contamination may be successfully abated over time with no material adverse effects to the financial position or results of operations of the Trust.
The Trust is subject to regulations and reporting requirements covering water quality, land use, the storage of oil and water and the disposal of water. Compliance is continually assessed. Regulations, interpretations and enforcement policies can change, which may adversely impact the Trust operations in the future. Additionally, from time to time, in the normal course of operations, oil or water spills or releases into the environment may occur. The Trust must pay all or a portion of the cost to remediate sites where such environmental contamination have occurred as a result of activities of the Trust. To date, the Trust is not aware of any such environmental contamination caused by the activities of the Trust that would have material adverse effects to the financial position or results of operations of the Trust. However, the nature of environmental contamination matters is inherently uncertain, and Trust management cannot provide any guarantee or assurance that all environmental contamination has been identified, or that the current or future remediation efforts will be successful. Additional contamination, either currently undetected or undetectable or arising in the future, could later be discovered.
5. TRUST GENERAL AND ADMINISTRATIVE COSTS
During the year ended December 31, 2004, the shareholders of the Trust approved an Amended and Restated Declaration of Trust. The Amended and Restated Declaration of Trust authorized certain changes to fees relating to operations of the Trust. Pursuant to the Declaration of Trust and the Amended and Restated Declaration of Trust, the Trust incurred $248,000, $218,000 and $202,000 of Active Trustee and Trust Officer consulting and retainer fees and compensation, and personal debt guarantee fees paid to MGT, Conquest, or their affiliates during the years ended December 31, 2006, 2005 and 2004, respectively. Also, during the year ended December 31, 2005, the Trust paid $143,347 to MGT and Conquest for project management services incurred in connection with the development of backup capacity and enhanced operating capacity at two of the Trust’s facilities. Finally, during the year ended December 31, 2004, the Trust reimbursed Conquest $63,107 for acquisition costs that were incurred by Conquest prior to the Trust’s fourth quarter 2004 acquisition of operating assets described in Note 2.
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

7. OTHER RELATED PARTY TRANSACTIONS
Pursuant to the Amended and Restated Declaration of Trust, MGT, as managing trustee, is entitled to compensation for services rendered to the Trust. The compensation includes an annual Trust administration fee equal to 1% of the total subscriptions of preferred shareholders and an annual Trust management fee of 5% of Trust revenues, paid quarterly in arrears. The Trust management fee is reduced to 4% for any quarter that Trust revenues during the prior four consecutive calendar quarters do not exceed $3 million. Conquest, as operator, has been reimbursed for direct operating expenses incurred during the years ended December 31, 2006, 2005 and 2004 in the amount of $977,453, $962,885 and $810,552, respectively, which costs are included in cost of operations in the accompanying statements of income, and is paid an annual operator fee (currently $125,000 ($25,000 per injection well), adjusted upward or downward annually based on changes in the consumer price index). Accounts payable at December 31, 2006 and 2005 includes a liability in the amount of $38,639 and $39,000, respectively, payable to Conquest for unreimbursed direct operating expenses.
In December 1999, Conquest and MGT agreed to share equally all future fees received from the Trust. These fees include the administration fee, management fee, and operator fee.
In September 2003, the Trust entered into a License Agreement (the “Agreement”) with an entity wholly owned by the principals of the Operator. The Agreement runs “month-to-month” and provides the Trust with an alternative source to service the accounts of certain customers of the Trust. The Trust is obligated to pay a monthly fee of $5,000 for rights under the Agreement. During the year ended December 31, 2006, the Trust paid a net $13,870 under the Agreement, and during the years ended December 31, 2005 and 2004, the Trust earned a net $3,094 and $2,759, respectively, under the Agreement, which is included in interest and other revenues in the consolidated statements of income.
* * * * *

METRETEK TECHNOLOGIES, INC.
Form 10-K
For the Year Ended December 31, 2006
EXHIBIT LIST

Number	Description

(3.1)	Second Restated Certificate of Incorporation of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Amended and Restated By-Laws of Metretek Technologies, Inc. (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-62714.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(4.2)	Amended and Restated Rights Agreement, dated as of November 30, 2001, between Metretek Technologies, Inc. and Computershare Investor Services, LLC. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A/A, Amendment No. 5, filed November 30, 2001.)

(4.3)	Amendment No. 1, dated as of April 22, 2004, to Amended and Restated Rights Agreement between Metretek Technologies, Inc. and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 6, 2004).

(4.4)	Amendment No. 2, dated as of March 29, 2006, to Amended and Restated Rights Agreement between Metretek Technologies, Inc. and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(4.5)	Form of Registration Rights Agreement, dated as of April 29, 2004, by and among Metretek Technologies, Inc. and the investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 6, 2004).

(4.6)	Form of Securities Purchase Agreement, dated as of March 29, 2006, by and among Metretek Technologies, Inc. , the selling stockholders named therein and the investors named therein. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(4.7)	Form of Registration Rights Agreement, dated as of March 29, 2006, by and among Metretek Technologies, Inc. and the investors named therein. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(10.1)	1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

(10.2)	Directors’ Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

Number	Description

(10.3)	Second Amended and Restated Employment Agreement, dated as of March 20, 2006, by and between Metretek Technologies, Inc. and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

(10.4)	Second Amended and Restated Employment Agreement, dated as of March 20, 2006, by and between Metretek Technologies, Inc. and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

(10.5)	Metretek Technologies, Inc. 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)*

(10.6)	Form of Incentive Stock Option Agreement under the Metretek Technologies, Inc. 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.7)	Form of Non-Qualified Stock Option Agreement under the Metretek Technologies, Inc. 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.8)	Form of Restricted Stock Agreement under the Metretek Technologies, Inc. 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.9)	Form of Indemnification Agreement between Metretek Technologies, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.)

(10.10)	Prototype — Basic Plan Document for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.11)	Adoption Agreement for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.12)	Amended and Restated Employment and Non-Competition Agreement, dated as of November 15, 2005, between PowerSecure, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 21, 2005)*

(10.13)	Employment and Non-Competition Agreement, dated as of November 15, 2005, between Southern Flow Companies, Inc. and John Bernard. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 21, 2005)*

(10.14)	Employment and Non-Competition Agreement, dated as of February 6, 2006, between EnergyLite, Inc. and Ronald W. Gilcrease (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 10, 2006)*

(10.15)	Amended Stipulation of Settlement, filed March 3, 2004, among Douglas W. Heins on behalf of himself and all others similarly situated, and Metretek Technologies, Inc., et. al. (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(10.16)	Order Granting Final Approval of the Partial Settlement, dated June 11, 2004. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed June 14, 2004.)

Number	Description

(10.17)	Summary Sheet of Compensation of Non-Employee Directors. (Filed herewith.)*

(10.18)	Lease Agreement, dated March 2005, between H & C Holdings, LLC and PowerSecure, Inc. (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

(10.19)	Credit Agreement, dated as of September 2, 2005, among First National Bank of Colorado, Metretek Technologies, Inc., Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

(10.20)	Form of Security Agreement, dated as of September 2, 2005, by each of Metretek Technologies, Inc., Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated and First National Bank of Colorado. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

(10.21)	Form of Guaranty, dated as of September 2, 2005, by Metretek Technologies, Inc. for the benefit of First National Bank of Colorado. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

(10.22)	First Modification to Loan Documents, effective as of June 30, 2006, by and among First National Bank of Colorado, Metretek Technologies, Inc., Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)

(10.23)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2006.)*

(14.1)	Metretek Technologies, Inc. Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Metretek Technologies, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	Subsidiaries of Metretek Technologies, Inc. (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm (Filed herewith.)

(31.1))	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

Number	Description

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Indicates management contract or compensation plan or arrangement.

X-4