Form 10-Q
period 2007-03-31
METRETEK TECHNOLOGIES INC
filed 2007-05-10
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-19793
METRETEK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1169358 (I.R.S. Employer Identification No.)

1609 Heritage Commerce Court Wake Forest, North Carolina (Address of principal executive offices)	27587 (Zip code)
(919) 556-3056
(Registrant’s telephone number, including area code)
303 East 17th Avenue, Suite 660, Denver, Colorado 80203
(Former name or former address, if changed since last report)
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 1, 2007, 15,920,382 shares of the issuer’s Common Stock were outstanding.

METRETEK TECHNOLOGIES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,948,763	$15,916,460
Trade receivables, net of allowance for doubtful accounts of $155,554 and $225,004, respectively	32,249,762	40,255,372
Other receivables	582,892	431,437
Inventories	16,234,528	12,882,167
Deferred income taxes	231,990	231,990
Prepaid expenses and other current assets	591,346	818,583

Total current assets	64,839,281	70,536,009

PROPERTY, PLANT AND EQUIPMENT:
Equipment	6,678,362	6,524,549
Vehicles	173,408	166,894
Furniture and fixtures	528,690	568,212
Land, building and improvements	1,077,244	1,073,625

Total property, plant and equipment, at cost	8,457,704	8,333,280
Less accumulated depreciation and amortization	3,920,966	3,889,401

Property, plant and equipment, net	4,536,738	4,443,879

OTHER ASSETS:
Goodwill	9,146,409	9,146,409
Intangible rights and capitalized software costs, net of accumulated amortization of $1,673,341 and $1,543,024, respectively	1,801,587	1,763,970
Investment in unconsolidated affiliate	3,602,992	3,513,501
Assets of discontinued operations	144,490	144,490
Other assets	162,667	151,177

Total other assets	14,858,145	14,719,547

TOTAL	$84,234,164	$89,699,435

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,078,605	$15,090,540
Accrued and other liabilities	17,439,952	16,026,867
Current income taxes payable	60,967	570,217
Current unrecognized tax benefit	62,406	—
Capital lease obligations	3,486	4,749

Total current liabilities	23,645,416	31,692,373

LONG-TERM NOTES PAYABLE	—	—

NON-CURRENT CAPITAL LEASE OBLIGATIONS	6,380	7,431

NON-CURRENT UNRECOGNIZED TAX BENEFIT	285,117	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 15,910,590 and 15,808,634 shares issued and outstanding, respectively	159,106	158,086
Additional paid-in-capital	102,698,310	102,287,543
Accumulated deficit	(42,560,165)	(44,445,998)

Total stockholders’ equity	60,297,251	57,999,631

TOTAL	$84,234,164	$89,699,435

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Sales and services	$26,368,744	$14,736,874
Other	610,485	95,455

Total revenues	26,979,229	14,832,329

COSTS AND EXPENSES:
Cost of sales and services	18,417,233	10,131,362
General and administrative	5,524,079	3,435,349
Selling, marketing and service	864,283	759,061
Depreciation and amortization	342,924	172,406
Research and development	210,791	177,626
Interest, finance charges and other	7,320	88,375

Total costs and expenses	25,366,630	14,764,179

Income from operations	1,612,599	68,150

Income from litigation settlements, net	278,334	—

Equity in income of unconsolidated affiliate	648,560	730,468

Minority interest	—	(72,464)

Income taxes	(306,137)	(88,515)

Net Income	$2,233,356	$637,639

EARNINGS PER SHARE AMOUNTS (Note 1):
Basic	$0.14	$0.05

Diluted	$0.13	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,830,475	13,183,784

Diluted	17,020,123	15,151,903

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,233,356	$637,639
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	342,924	172,406
Minority interest in subsidiary	—	72,464
Deferred income taxes	(509,250)	—
Loss on disposal of property, plant and equipment	63,806	4,144
Equity in income of unconsolidated affiliate	(648,560)	(730,468)
Distributions from unconsolidated affiliate	543,944	—
Stock compensation expense	208,910	147,207
Changes in other assets and liabilities:
Trade receivables, net	8,005,610	(5,609,567)
Inventories	(3,352,361)	(2,735,758)
Other current assets	75,782	(41,311)
Other noncurrent assets	(11,490)	(49,469)
Accounts payable	(9,011,935)	1,578,785
Accrued and other liabilities	1,633,271	4,246,566

Net cash used in continuing operations	(425,993)	(2,307,362)
Net cash provided by discontinued operations of MCM	—	32,222

Net cash used in operating activities	(425,993)	(2,275,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(344,608)	(399,820)
Additions to intangible rights and software development	(177,473)	(27,918)
Investment in unconsolidated affiliate	—	(1,246,359)
Proceeds from sale of property, plant and equipment	—	15,300

Net cash used in investing activities	(522,081)	(1,658,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock warrant and option exercises	202,877	2,282,777
Net borrowings on line of credit	—	685,800
Principal payments on long-term notes payable	—	(311,546)
Payments on preferred stock redemptions	(220,186)	(33,762)
Payments on capital lease obligations	(2,314)	(931)

Net cash provided by (used in) financing activities	(19,623)	2,622,338

NET DECREASE IN CASH AND CASH EQUIVALENTS	(967,697)	(1,311,599)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,916,460	2,188,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,948,763	$876,711

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of March 31, 2007 and December 31, 2006 and
For the Three Month Periods Ended March 31, 2007 and 2006
1. Summary of Significant Accounting Policies
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
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of March 31, 2007 and the consolidated results of their operations and cash flows for the three month periods ended March 31, 2007 and March 31, 2006.
     Basic and Diluted Earnings Per Share — Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for the Company’s stock for the period. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which the option or warrant exercise price is greater than the average market price of the Company’s common stock during the period. The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006

Net income attributable to common shareholders	$2,233,356	$637,639

Basic weighted-average common shares outstanding in period	15,830,475	13,183,784
Add dilutive effects of stock options and warrants	1,189,648	1,968,119

Diluted weighted-average common shares outstanding in period	17,020,123	15,151,903

Earnings per common share:
Basic earnings per common share	$0.14	$0.05

Diluted earnings per common share	$0.13	$0.04

     Statement of Cash Flows — Cash and all highly liquid and unrestricted investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.
     Minority Interest — The minority shareholder’s interest in the equity and the income of CAC LLC for the three month ended March 31, 2006, is included in minority interest in the accompanying consolidated financial statements. The minority shareholders’ interest in CAC LLC was distributed in April 2006 and the separate operating activities of CAC LLC ceased at that time.
     Financial Instruments—Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards (“FAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminates the exemption from applying FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securities financial assets. The adoption of FAS 155 had no effect on the Company’s financial position or results of operations.
     Fair Value Measurements—Effective January 1, 2007, the Company adopted the provisions of FAS No. 157, “Fair Value Measurements” (FAS 157”). FAS 157 Defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires of permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. The adoption of FAS 157 had no effect on the Company’s financial position or results of operations.
     Reclassification — Certain 2006 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company’s net income or stockholders’ equity.
2. Investment in Unconsolidated Affiliate
     The Company owns a 36.26% equity interest in MM 1995-2, which the Company accounts for under the equity method. MM 1995-2 owns and operates five water disposal wells located at four facilities in northeastern Colorado. The Company’s equity investment balance includes approximately $764,000 and $780,000 of unamortized purchase price premiums in interest acquired at March 31, 2007 and December 31, 2006, respectively. The purchase price premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
     Summarized financial information for MM 1995-2 at March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006, are as follows:

	March 31,	December 31,
	2007	2006
Total current assets	$3,048,284	$2,816,175
Property, plant and equipment, net	5,670,555	5,828,718
Total other assets	9,499	9,833

Total assets	$8,728,338	$8,654,726

Total current liabilities	$1,014,430	$1,081,382
Long-term note payable	193,214	341,142
Total shareholders’ equity	7,520,694	7,232,202

Total liabilities and shareholders’ equity	$8,728,338	$8,654,726

	Three Months Ended
	March 31,
	2007	2006

Total revenues	$3,145,449	$2,930,174
Total costs and expenses	1,356,957	1,118,141

Net income	$1,788,492	$1,812,033

3. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At January 1, 2007, the total amount of unrecognized tax benefits for open tax years dating back to 2003 was approximately $3.4 million, nearly all of which, if recognized would affect our effective tax rate. The cumulative effect of adopting FIN 48 of $348,000 was recorded as an increase to accumulated deficit, which includes interest and penalties of $107,000. We recognize interest and penalties related to our tax contingencies as income tax expense. The total liabilities for unrecognized tax benefits relate primarily to the allocation of costs among our operating subsidiaries.
4. Share-Based Compensation
     The Company accounts for share-based compensation in accordance with FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), which it adopted January 1, 2006, using the modified prospective transition method. Under FAS 123(R) compensation cost for all stock-based awards is measured at the fair value on date of grant and recognized over the service period for awards expected to vest, net of estimated forfeitures. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model.
     The Company maintains stock plans under which the Company may grant stock awards, incentive stock options, and nonqualified stock options to employees and officers, consultants, and non-employee directors. Nonqualified stock options have been granted in prior years to the Company’s directors (which currently vest over two years) under both our 1991 Directors’ Stock Plan and under the Company’s 1998 Stock Plan. Nonqualified and incentive stock options have been granted in prior years to the Company’s officers and employees (which generally vest over periods up to five years) under the Company’s 1991 Stock Option Plan and the Company’s 1998 Stock Plan. At March 31, 2007, there were 772,033 options available for grant under the Company’s 1998 Stock Plan, while no options can be granted in the future under the Company’s 1991 Stock Plans.
     Pursuant to the requirements of FAS 123(R), net income for the three months ended March 31, 2007 and 2006 includes $208,910 and $130,707 of compensation costs, respectively, related to outstanding stock options and $0 and $16,500, respectively, of compensation costs related to restricted stock awards that vested during the period. There were no net income tax benefits related to the Company’s stock-based compensation arrangements during the three months ended March 31, 2007 and 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets. All of the stock-based compensation expense is included in general and administrative expenses for each reporting period.

     A summary of option activity for the three months ended March 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085,344	$4.61
Granted	—	—
Exercised	(106,549)	2.37
Canceled	—	—
Forfeited	(2,500)	3.06

Balance, March 31, 2007	1,976,295	$4.73	6.45	$8.61

Exercisable, March 31, 2007	1,502,045	$3.28	5.80	$10.06

     A summary of option activity for the three months ended March 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted	140,000	10.63
Exercised	(242,951)	2.09
Canceled	—	—
Forfeited	—	—

Balance, March 31, 2006	2,186,192	$3.57	6.93	$11.38

Exercisable, March 31, 2006	1,685,358	$2.95	6.26	$12.00

     There were no options granted during the three months ended March 31, 2007. The weighted average grant date fair value of the 140,000 options granted during the three months ended March 31, 2006 was $6.95. The fair value was measured using the Black-Scholes valuation model with the following assumptions: expected stock price volatility of 88%; risk free interest rate of 4.35%; no dividends; and an expected future life of four years. The fair value of the stock option grants are amortized over the four year vesting period using the straight-line method and assuming a forfeiture rate of 5%.
     As of March 31, 2007 and December 31, 2006, there was $2,297,000 and $2,507,000, respectively, of total unrecognized compensation costs related to stock options. These costs at March 31, 2007 are expected to be recognized over a weighted average period of 1.87 years.
     During the three months ended March 31, 2007 and 2006, the total intrinsic value of stock options exercised was $951,000 and $2,644,000, respectively, and the total fair value of stock awards vested was $67,000 and $70,843, respectively.

     Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was $203,000 and $508,000, respectively.
5. Commitments and Contingencies and Income from Litigation Settlements
     Income from Litigation Settlements — In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee. A settlement to fully resolve all claims by the class against the Company and its affiliates was submitted and granted final approval by the district court on June 11, 2004. The loss that occurred as a result of the class action and settlement was recorded by the Company in the fourth quarter of 2002. All obligations of the Company under the settlement were extinguished during the second quarter of 2006.
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
     As a result of mediation meetings that occurred during the fourth quarter of 2006, the Company agreed to settlements with four of the five Other Parties (the 2006 Settlements). As a result of the 2006 Settlements, the Company recorded income in the amount of $343,112 during 2006, which represented the Company’s share of the 2006 Settlements due from three of the Other Parties. During the three months ended March 31, 2007, the Company recorded additional income in the amount of $278,334, representing the Company’s share of the 2006 settlements from the fourth party which had been contingent on approval of the original class action participants, which occurred on April 20, 2007. Through March 31, 2007, the Company has received $150,613 in payment from the 2006 Settlements. The Company expects the remainder of the balance due from the 2006 Settlements will be received during the second quarter 2007 upon release of settlement funds currently held in a trust account payable to the class action participants and to the Company.
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
     Other Matters — From time to time, the Company hires employees that are subject to restrictive covenants, such as non-competition agreements with their former employers. The Company complies, and requires our employees to comply, with the terms of all known restrictive covenants. However, the Company has in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants. While the Company does not believe any pending claims have merit, the Company cannot provide any assurance of the outcome of these claims.
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
     Preferred Stock Redemption—During the three months ended March 31, 2007, the Company retired an additional 150 shares of its Series B Preferred Stock at a redemption value of $220,000. The balance of the unpaid redemption obligation at March 31, 2007 and December 31, 2006, was $104,000 and $324,000, respectively, and is included in Accrued and other liabilities in the accompanying consolidated balance sheets.
6. Restructuring Charges (Subsequent Event)
     On April 16, 2007, the Company’s founders, W. Phillip Marcum, the former Chairman of the Board, President and Chief Executive Officer of the Company, and A. Bradley Gabbard, the former Executive Vice President and Chief Financial Officer of the Company, retired from and terminated their employment with the Company. In conjunction with those retirements, on April 16, 2007, the Board of Directors elected and appointed Sidney Hinton, the President and Chief Executive Officer of PowerSecure, Inc., as the President and Chief Executive Officer of the Company. Mr. Hinton will also retain his positions with PowerSecure.
     In connection with their retirement, Messrs. Marcum and Gabbard each entered into a Separation Agreement and Release with the Company (the “Separation Agreements”). The Separation Agreements were approved by the Compensation Committee of the Company’s Board of Directors. Under the Separation Agreements, the Company will pay Messrs. Marcum and Gabbard severance payments, for a period of three years for Mr. Marcum and two years for Mr. Gabbard, on regular payroll dates in aggregate amounts equal to $2,810,990, for Mr. Marcum, and $1,310,540 for Mr. Gabbard. The severance payments are payable as follows: $468,498 plus interest thereon of $11,712 to Mr. Marcum, and $327,635 plus interest thereon of $8,191 to Mr. Gabbard, are due on October 18, 2007 (the “Initial Payment Date”) and the remainder are due in equal installments over the severance period on the Company’s regular payroll dates. These severance payments were required by, and were established in accordance with, the employment agreements of Messrs. Marcum and Gabbard (the “Employment Agreements”).
     The Company will also pay to Messrs. Marcum and Gabbard the “Incentive Compensation” (as such term is defined in the Employment Agreements) payments required by the Employment Agreements in an aggregate amount of $4,400,000 to Mr. Marcum and $3,600,000 to Mr. Gabbard. The Incentive Compensation to Messrs. Marcum and Gabbard are payable as follows: (i) $3,382,500 to Mr. Marcum and $2,767,500 to Mr. Gabbard (which amounts include interest at the simple rate of 5% per annum) on the Initial Payment Date, and (ii) the remaining $1,100,000 to Mr. Marcum and the remaining $900,000 to Mr. Gabbard on June 15, 2008, plus interest at the simple rate of five percent (5%) per annum.
     These Incentive Compensation payments are required under the Employment Agreements and were intended, when originally entered into in 1991, to provide incentives for Messrs. Marcum and Gabbard to align their interests with the interests of stockholders and to enhance stockholder value. The formula for these payments was ten percent (10%) of the excess of the fair market value of the Company’s Common Stock upon termination over $10.08, which was the Company’s initial public offering price attributable to the Common Stock, as adjusted for the 1998 1-for-4 reverse stock split, multiplied by the number of Common Stock equivalents outstanding. Only Messrs. Marcum and Gabbard were entitled to payments under the Incentive Compensation Fund, which was triggered by their termination of employment.
     The Compensation Committee of the Board of Directors of the Company set $15.00 as the fair market value of the Common Stock for purposes of determining the Incentive Compensation payable to Messrs. Marcum and Gabbard under their Employment Agreements. In establishing the fair market value of the Common Stock, the Compensation Committee received and relied upon a written opinion by Harris Williams & Co., dated April 16, 2007 (the “Harris Williams Opinion”). Based on this opinion, the Compensation Committee set $15.00 per share, which was the midpoint of the valuation range opined upon in the Harris Williams Opinion, as the fair market value of the Common Stock. The Compensation Committee then rounded the resulting Incentive Compensation amount down to the nearest million dollars ($8 million).
     Messrs. Marcum and Gabbard have also entered into consulting agreements with the Company, pursuant to which they have agreed to provide their consulting services to the Company, as requested by the Company, for up to 25 hours per month, cumulative up to 50 hours, for a total gross consulting fee of $8,000 per month for Mr. Marcum and $7,500 for Mr. Gabbard. The consulting period is three years for Mr. Marcum and two years for Mr. Gabbard. The Company will pay the consulting fee as follows: $49,200 to Mr. Marcum and $46,125 to Mr. Gabbard will be payable upon the Initial Payment Date, and thereafter the consulting fee will be paid over the remainder of the consulting period on the Company’s regular payroll dates.
     On April 24, 2007, the Company deposited into an escrow account with Zions First National Bank, as escrow agent, the sum of $1,630,272 for Mr. Marcum and $1,303,880 for Mr. Gabbard pursuant to an escrow agreement. The amounts represent the amounts payable to Messrs. Marcum and Gabbard on the Initial Payment Date less required tax withholdings. The escrowed funds will be released from escrow on the Initial Payment Date and paid over to Messrs. Marcum and Gabbard by the escrow agent.

     The Separation Agreements also contain customary provisions regarding such matters as accelerated payments in the event of a change in control, interest and fees on late payments due, and similar matters.
     In connection with the restructuring, the Company has relocated its headquarters to PowerSecure’s offices in Wake Forest, North Carolina. The Company expects to record a pre-tax non-recurring restructuring charge in the amount of approximately $14.1 million during the second quarter of 2007, which includes all amounts payable under the Separation Agreements as well as certain related costs. The restructuring charge also includes amounts the Company is obligated to pay to certain employees who are not relocating to the new corporate headquarters in Wake Forest, North Carolina, as well as early lease termination penalties the Company is obligated to pay on its existing office lease in Denver, Colorado. The Company expects the restructuring and relocation will result in annual savings of approximately $2.4 million, the effects of which will be recognized for accounting purposes commencing in the second half of 2007, and annually thereafter.
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
     Natural Gas Measurement Services — The operations of the Company’s natural gas measurement services segment are conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation, and processing.
     Distributed Generation — The operations of the Company’s distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2007, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a “turnkey” basis, where the customer purchases the systems from PowerSecure.
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
     Automated Energy Data Collection and Telemetry — The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida’s manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnectTM, DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turnkey solutions.
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

Summarized Segment Financial Information
(all amounts reported in thousands)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Southern Flow	$3,900	$4,340
PowerSecure	21,516	9,663
Metretek Florida	953	734
Other	610	95

Total	$26,979	$14,832

Segment profit (loss):
Southern Flow	$620	$681
PowerSecure	1,290	256
Metretek Florida	51	(45)
Other	(348)	(824)

Total	$1,613	$68

Capital expenditures:
Southern Flow	$166	$33
PowerSecure	337	368
Metretek Florida	19	1
Other	—	26

Total	$522	$428

Depreciation and amortization:
Southern Flow	$32	$30
PowerSecure	283	92
Metretek Florida	10	31
Other	18	19

Total	$343	$172

	March 31,
	2007	2006
Total assets:
Southern Flow	$12,799	$10,249
PowerSecure	53,550	24,090
Metretek Florida	3,973	3,571
Other	13,912	4,714

Total	$84,234	$42,624

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion of our results of operations for the three month period ended March 31, 2007 (referred to herein as the “first quarter 2007”) and 2006 (referred to herein as the “first quarter 2006”) and of our financial condition as of March 31, 2007 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.
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
     In addition to these operating subsidiaries, we own approximately 36% of the equity interests of an unconsolidated business, MM 1995-2, through our wholly-owned subsidiary MGT. MGT also is the managing trustee of MM 1995-2. MM 1995-2 owns and operates five oil field production water disposal wells located at four facilities in northeastern Colorado. The equity income from MM 1995-2 contributed $649,000 to our net income during the first quarter 2007, a slight decrease from $658,000 (net of minority interest) in the first quarter 2006.
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
     Our revenues and results of operations, on a quarterly, period and annual basis, are dependent upon, and are the consolidated result of, the revenues and results of operations of each of our operating subsidiaries, our equity income in MM 1995-2 and our corporate overhead. While we operate generally in the energy technology products, services and data management industry, our businesses are diversified and each of our business segments is operated independently of the others and influenced and affected by many factors that may apply only to that segment. Accordingly, our consolidated results of operations are an aggregation of different businesses and thus dependent upon a variety of factors applicable to each of these businesses.
     PowerSecure is an expanding company that has developed a distributed generation turnkey business. In addition, during late 2005 and early 2006, PowerSecure added three new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. During mid-2006, PowerSecure launched a business unit within PowerSecure to concentrate on marketing to federal customers, primarily in conjunction with our utility alliances. In the second half of 2006, PowerSecure launched this business unit by purchasing contract rights, know-how and other intellectual properties to facilitate the providing of services to the federal customers of an investor-owned utility. The projects that are marketed and sold to PowerSecure’s federal customers potentially include all the products and services offered by PowerSecure as well as by its subsidiaries. In late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy.
     Even with the addition of these business units and acquisitions, PowerSecure is still in large part dependent upon the size and timing of the receipt of orders for, and of the completion of, its projects, and its results of operations can be significantly impacted by large, individual projects. During the first quarter 2007, PowerSecure’s revenues and segment profit showed substantial increases over the first quarter 2006 primarily due to the increased revenues from the Publix Supermarkets, Inc. (“Publix”) projects, which did not fully ramp up until the second quarter 2006, as well as the growth of PowerSecure’s core distributed generation business and its new businesses as well as normal fluctuations inherent in its operations. During the first quarter 2007, PowerSecure’s revenues were $21,516,000 (of which $14,501,000 was attributable to the Publix projects), an increase of $11,853,000, or 123%, over the first quarter 2006.
     During the first quarter 2007, we announced that PowerSecure had procured new contracts that are expected to generate approximately $50 million in total revenues for PowerSecure during 2007 and 2008.
     Southern Flow is a well established, strong and expanding oil field services company that renders natural gas measurement and other services to oil and gas production companies. During the first quarter 2007, Southern Flow’s revenues decreased by $440,000, or 10%, as compared to the first quarter 2006, due to equipment sales in the first quarter 2006 to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in the first quarter 2007.
     Metretek Florida has been in operation since 1977 with a core business of designing, manufacturing and selling data collection and energy measurement monitoring systems. Metretek Florida’s future results of operations will be largely dependent upon its ability to successfully address its core markets, as well as its ability to generate incremental sales from certain new markets into which it has recently introduced new telemetry products. Metretek Florida’s revenues increased by $219,000, or 30%, during the first quarter 2007 as compared to the first quarter 2006, as a result of improved market success for its M2M business.
     During the first quarter 2007, we recorded additional income from litigation settlements in the amount of $278,000 representing our share of litigation claims settled in 2006, but which had been contingent on court approval, which occurred on April 20, 2007.
     Due principally to an increase in revenues at our PowerSecure operating segment, our consolidated revenues during the first quarter 2007 increased by $12,147,000, representing an 82% increase over first quarter 2006 consolidated revenues. We recorded net income of $2,233,000 during the first quarter 2007, including $649,000 equity in income from MM 1995-2, as compared to net income of $638,000 during the first quarter 2006, which included $658,000 equity in income of MM 1995-2 (net of minority interest).
     Subsequent to the first quarter 2007, we incurred nonrecurring restructuring charges in the amount of approximately $14.1 million related to the retirement of the two founders of our Company, the severance, consulting and incentive compensation incurred in connection with their employment and separation agreements, and the relocation of our corporate offices from Denver to PowerSecure’s offices in Wake Forest, North Carolina, including severance benefits payable to personnel who will not be relocated. These costs will be reflected in the results of operations during the second quarter 2007.
Critical Accounting Policies
     Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and percentage of completion, fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellations costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.
     We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2006 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Three Months Ended
	March 31,
	2007	2006
	(all amounts reported in thousands)

Revenues:
Southern Flow	$3,900	$4,340
PowerSecure	21,516	9,663
Metretek Florida	953	734
Other	610	95

Total	$26,979	$14,832

Gross Profit:
Southern Flow	$1,052	$1,117
PowerSecure	6,317	3,020
Metretek Florida	583	468

Total	$7,952	$4,605

Segment Profit (Loss):
Southern Flow	$620	$681
PowerSecure	1,290	256
Metretek Florida	51	(45)
Other	(348)	(824)

Total	$1,613	$68

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
     The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2007, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a turnkey basis, where the customer purchases the systems from PowerSecure.
     PowerSecure is an expanding company that has developed a distributed generation turnkey business. In addition, during the second half of fiscal 2005, PowerSecure added two new business units, UtilityEngineering and PowerServices, to its operating segment. In January 2006, it announced a third addition to its operations, EnergyLite. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. These units are intended to increase PowerSecure’s future growth opportunities beyond its core distributed generation business
     During mid-2006, PowerSecure launched a business unit within PowerSecure to concentrate on marketing to federal customers, primarily in conjunction with its utility alliances. In the second half of 2006, PowerSecure launched this business unit by purchasing contract rights, know-how and other intellectual properties to facilitate the providing of services to the federal customers of an investor-owned utility. The projects that are marketed and sold to PowerSecure’s federal customers potentially include all the products and services offered by PowerSecure as well as by its subsidiaries. In late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy.
     Each of PowerSecure’s business units operates in a separate market with distinct technical disciplines, but all of these business units share a common customer base which

PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results.
     The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida’s manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnect®, DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turnkey solutions.
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
     First Quarter 2007 Compared to First Quarter 2006
     Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the first quarter 2007 increased $12,147,000, or 82%, compared to the first quarter 2006 due primarily to increase in revenues at PowerSecure.
     PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. PowerSecure’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. PowerSecure’s revenues increased $11,853,000, or 123%, during the first quarter 2007 compared to the first quarter 2006. The increase in PowerSecure’s revenues during the first quarter 2007 compared to the first quarter 2006 was due to a $9,938,000 increase in distributed generation turnkey system project sales and services together with an increase of $1,915,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, including $2,012,000 of increased revenues contributed by PowerServices, UtilityEngineering, EnergyLite, Reids Trailer and government sector projects. The increase in PowerSecure’s distributed generation turnkey system project sales and services revenues was largely attributable to a substantial increase in the total number of projects completed or in process during the first quarter 2007 compared to the first quarter 2006. The increase in the number of distributed generation projects was primarily due to the large orders placed by Publix in late 2005 and early 2006. The growth of PowerSecure was also attributable to the continued expansion of PowerSecure’s projects into new geographic markets as a result of increased marking efforts and the growth and market acceptance of new products and services by

PowerSecure.
     Southern Flow’s revenues decreased $440,000, or 10%, during the first quarter 2007, as compared to the first quarter 2006, due to a $670,000 decline in equipment sales, partially offset by an increase of $230,000 field and service related revenues. The decline in equipment sales is due to first quarter 2006 sales activity related to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in the first quarter 2007. The increase in field and other service related revenue in the first quarter 2007 is due to continued favorable market conditions in the oil and gas sector.
     Metretek Florida’s revenues increased by $219,000, or 30%, during the first quarter 2007 compared to the first quarter 2006 due to normal fluctuations in its business as it continues to develop its M2M business and take advantage of new sales opportunities. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as it continues to develop its M2M business.
     Other revenues increased $515,000 during the first quarter 2007, as compared to the first quarter 2006. This increase was comprised principally of insurance proceeds from a fire claim at Southern Flow as well as interest earned on cash and cash equivalents balances which resulted from the net proceeds of our 2006 private placement which occurred in the second quarter 2006.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Quarter-over-Quarter
	Quarter Ended March 31,		Difference
	2007	2006	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
Southern Flow	$2,848	$3,222	$(374)	-12%
PowerSecure	15,199	6,643	8,556	129%
Metretek Florida	370	266	104	39%

Total	18,417	10,131	8,286	82%

General and administrative	5,524	3,435	2,089	61%
Selling, marketing and service	864	759	105	14%
Depreciation and amortization	343	172	171	99%
Research and development	211	178	33	19%
Interest, finance charges and other	7	88	(81)	-92%
Income taxes	306	89	217	244%
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 82% increase in cost of sales and services for the first quarter 2007, compared to the first quarter 2006, was attributable almost entirely to the increase in sales at PowerSecure.
     The 129% increase in PowerSecure’s costs of sales and services in the first quarter 2007 is almost entirely a direct result of the 123% increase in PowerSecure’s revenues. PowerSecure’s gross profit margin decreased to 29.4% during the first quarter 2007, as compared to 31.3% during the first quarter 2006, reflecting additional personnel and capacity costs incurred to effectively meet customer delivery expectations, in the first quarter 2007 compared to the first quarter 2006. This decline also reflects some embedded margin reduction priced into the Publix projects to induce those large orders.
     The 12% decrease in Southern Flow’s costs of sales and services in the first quarter 2007 is the result of the 10% decrease in its revenues. Southern Flow’s gross profit margin increased to 27.0% for the first quarter 2007, compared to 25.7% during the first quarter 2006, which is within the range of normal fluctuations for Southern Flow.
     The 39% increase in Metretek Florida’s costs of sales and services in the first quarter 2007 is due to the 30% increase in its revenues. Metretek Florida’s gross profit margin decreased to 61.2% for the first quarter 2007, compared to 63.8% during the first quarter 2006, which is within the range of normal fluctuations for Metretek Florida.
     General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 61% increase in general and administrative expenses in the first quarter 2007, as compared to the first quarter 2006, was due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business, and increased corporate overhead costs related to personnel costs, stock based compensation expenses and director fees and expenses.
     Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 14% increase in selling, marketing and service expenses in the first quarter 2007, as compared to the first quarter 2006, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of PowerSecure, and increased personnel expenses at Metretek Florida.
     Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 99% increase in depreciation and amortization expenses in the first quarter 2007, as compared to the first quarter 2006, primarily reflects an increase in depreciable assets acquired by PowerSecure in the latter portions of fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by PowerSecure in the third quarter of 2006.
     Research and development expenses, most of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. Historically, our research and development expenses have been incurred primarily at Metretek Florida. During the first quarter 2007, however, PowerSecure incurred approximately $18,000 of development expenses for which there was no similar expenditure in the first quarter 2006. The 19% increase in research and development expenses in the first quarter 2007, as compared to the first quarter 2006, primarily reflects the product development costs incurred by PowerSecure together with increased personnel related expenses at Metretek Florida.
     Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 92% decrease in interest, finance charges and other expenses in the first quarter 2007, as compared to the first quarter 2006, reflects the repayment of all of our long-term debt obligations, during the second quarter 2006.
     Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities as well as federal alternative minimum tax. Historically, we have incurred no federal income tax expense because of our consolidated net operating losses. During the second half of fiscal 2006, however, we determined that we would likely incur federal alternative minimum tax during fiscal 2006 and beyond. The increase in income taxes in the first quarter 2007, as compared to the first quarter 2006, was due to increases in state income taxes incurred by PowerSecure and Southern Flow in states in which they generated taxable income as well as federal alternative minimum tax.
     Equity in Income of Unconsolidated Affiliate. We record equity in income of unconsolidated affiliate due to our ownership of a minority interest in MM 1995-2. During the first quarter 2007, our equity in income of unconsolidated affiliate decreased by $9,000, or 1%, over the first quarter 2006, net of minority interests held by others in 2006. The performance of MM 1995-2 was negatively impacted by major facility repairs and adverse weather conditions during the later portion of 2006 which continued into the first quarter 2007. This resulted in the decrease in our equity in income of MM 1995-2.
     Income from Litigation Settlements. During the fourth quarter of fiscal 2006, we agreed to settlements of outstanding litigation claims against four other parties relating to a class action lawsuit that we had previously settled with the class. As a result of these settlements, we recorded income from litigation settlements in the amount of $343,000 during fiscal 2006, representing the expected net proceeds to us from three of the other parties. During the first quarter 2007, we recorded additional income from litigation settlements from the fourth party in the amount of $278,000 representing our share of litigation claims settled in 2006, but which had been contingent on court approval, which occurred on April 20, 2007. A trial on the claims with the only remaining other party that has not agreed to a settlement is currently set for August 2007.
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

the recent significant orders at PowerSecure, as well as the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
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
     Southern Flow’s operating results tend to vary, to some extent, with energy prices, especially the price of natural gas. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect Southern Flow’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can adversely affect Southern Flow’s results of operations during hurricane season, such as during fiscal 2005, and which can positively affect Southern Flow’s revenues in subsequent periods, such as during fiscal 2006.
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
     Due to all of these factors and the other risks discussed in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period, or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

Liquidity and Capital Resources
     Capital Requirements. We require capital primarily to finance our:
•	operations;

•	inventory;

•	accounts receivable;

•	research and development efforts;

•	property and equipment acquisitions, including investments in shared savings projects;

•	software development;

•	debt service requirements;

•	severance and incentive compensation obligations under separation agreements with our prior President and Chief Financial Officer; and

•	business and technology acquisitions and other growth transactions.
     Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on other project or term loans, and proceeds from private and public sales of equity. At March 31, 2007, we had working capital of $41,194,000, including $14,949,000 in cash and cash equivalents, compared to working capital of $38,844,000 on December 31, 2006, which included $15,916,000 in cash and cash equivalents. At March 31, 2007 and December 31, 2006, we had $4,500,000 of additional borrowing capacity from our credit facilities available to support working capital needs.
     Net cash used in operating activities was $426,000 in the first quarter 2007, consisting of approximately $2,235,000 of cash provided by operations, before changes in assets and liabilities, and approximately $2,661,000 of cash used by changes in working capital and other asset and liability accounts. This compares to net cash used in operating activities of $2,275,000 in the first quarter 2006, consisting of approximately $303,000 of cash provided by operations, before changes in assets and liabilities, approximately $2,610,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $32,000 of cash provided by discontinued operations of MCM.
     Net cash used in investing activities was $522,000 in the first quarter 2007, as compared to net cash used in investing activities of $1,659,000 in the first quarter 2006. The majority of the net cash used by investing activities during the first quarter 2007 was attributable to the purchase of equipment at PowerSecure and Southern Flow and the purchase of software at PowerSecure. The net cash used by investing activities during the first quarter 2006 was attributable to the purchase of our additional investment in our unconsolidated affiliate.
     Net cash used in financing activities was $20,000 in the first quarter 2007, compared to net cash provided by financing activities of $2,622,000 in the first quarter 2006. The majority of the net cash used in financing activities during the first quarter 2007 was attributable to cash payments on our preferred stock redemptions, partially offset by proceeds from the exercise of stock options. The majority of the net cash provided by financing activities during the first quarter 2006 was attributable to cash proceeds from the exercise of stock warrants and options and net borrowings on our lines of credit, partially offset by principal payments on our long-term notes payable.
     Our research and development expenses totaled $211,000 during the first quarter 2007 compared to $178,000 during the first quarter 2006. The majority of our first quarter 2007 research and development expenses were directed toward the enhancement of Metretek Florida’s business, including the development of its M2M communications products. During fiscal 2007, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2007 will total approximately $785,000, the majority of which will be directed to Metretek Florida’s business.
     Our capital expenditures during the first quarter 2007 were approximately $522,000, including $167,000 of which was incurred at Southern Flow, largely to replace equipment items lost or damaged in a fire at its facility in Lafayette, Louisiana. During the first quarter 2006, our capital expenditures were approximately $428,000, the vast majority of which was incurred for the purchase of miscellaneous equipment items at PowerSecure. We anticipate capital expenditures in fiscal 2006 of approximately $1.5 million, the vast majority of which will be for the benefit of the business of PowerSecure. In addition, we may incur additional capital expenditures for PowerSecure’s shared savings distributed generation projects during fiscal 2007.
     Equipment Line of Credit. On May 9, 2005, Caterpillar Financial Services Corporation offered PowerSecure a $5,000,000 equipment line of credit, which was increased to $7,500,000 on May 18, 2006. The equipment line is available to finance the purchase, from time to time, of Caterpillar generators used in PowerSecure projects, primarily in shared savings arrangements, pursuant to a letter by Caterpillar to PowerSecure containing the terms of this credit line. Under the Caterpillar equipment line, PowerSecure may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The letter from Caterpillar provides that the equipment line is not an unconditional binding commitment to provide such financing and that the equipment line is contingent upon the continued credit-worthiness of PowerSecure in the sole discretion of Caterpillar. At March 31, 2007, PowerSecure had the full $7.5 million available for additional equipment purchases under the Caterpillar equipment line. With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project.
     Working Capital Credit Facility. We have a credit facility with First National Bank of Colorado that provides for a $4.5 million revolving credit facility. On August 7, 2006, our credit facility with FNBC was modified to reduce the interest rate on borrowed funds, reduce the unused line fee, eliminate the annual fee and relax certain financial covenants and reporting requirements. Southern Flow and PowerSecure are the borrowers under the credit facility. Amounts, if any, borrowed under the credit facility currently bear interest at the lender’s prime rate. The credit facility matures on September 1, 2007. The credit facility had been used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida. In April 2006, upon completion of the 2006 private placement, we paid down our credit facility balances to $0 and have not borrowed on the credit facility since that time.
     The credit facility is structured in two parts: a $2.5 million facility for PowerSecure and a $2.0 million facility for Southern Flow. Borrowings under the PowerSecure facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure’s eligible accounts receivable, plus 25% of the sum of PowerSecure’s unbilled accounts receivable less the amount of PowerSecure’s unearned revenues or advanced billings on contracts, plus 25% of PowerSecure’s inventory. Borrowings under the Southern Flow facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow’s eligible accounts receivable plus 20% of Southern Flow’s inventory. At March 31, 2007, the aggregate borrowing base under the credit facility was $4,500,000, all of which was available to us for borrowing.
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
     Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at March 31, 2007, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is approximately $104,000.
     Separation and Corporate Office Relocation Obligations. On April 16, 2007, our two founders, W. Phillip Marcum, our former Chairman of the Board, President and Chief Executive Officer, and A. Bradley Gabbard, our former Executive Vice President and Chief Financial Officer, retired from and terminated their employment with us. In conjunction with those retirements, on April 16, 2007, the Board of Directors elected and appointed Sidney Hinton, the President and Chief Executive Officer of PowerSecure, Inc., as our President and Chief Executive Officer. Mr. Hinton will also retain his positions with PowerSecure.
     In connection with their retirements, Messrs. Marcum and Gabbard each entered into a Separation Agreement and Release with us (the “Separation Agreements”). The Separation Agreements were approved by the Compensation Committee of our Board of Directors. Under the Separation Agreements, we will pay Messrs. Marcum and Gabbard severance payments, for a period of three years for Mr. Marcum and two years for Mr. Gabbard, on regular payroll dates in aggregate amounts equal to $2,810,990, for Mr. Marcum, and $1,310,540 for Mr. Gabbard. The severance payments are payable as follows: $468,498 plus interest thereon of $11,712 to Mr. Marcum, and $327,635 plus interest thereon of $8,191 to Mr. Gabbard, are due on October 18, 2007 (the “Initial Payment Date”) and the remainder are due in equal installments over the severance period on our regular payroll dates. These severance payments were required by, and were established in accordance with Employment Agreements of Messrs. Marcum and Gabbard.
     We will also pay to Messrs. Marcum and Gabbard the “Incentive Compensation” (as such term is defined in their Employment Agreements) payments required by their Employment Agreements in an aggregate amount of $4,400,000 to Mr. Marcum and $3,600,000 to Mr. Gabbard. The Incentive Compensation to Messrs. Marcum and Gabbard is payable as follows: (i) $3,382,500 to Mr. Marcum and $2,767,500 to Mr. Gabbard (which amounts include interest at the simple rate of 5% per annum) on the Initial Payment Date, and (ii) the remaining $1,100,000 to Mr. Marcum and the remaining $900,000 to Mr. Gabbard on June 15, 2008, plus interest at the simple rate of five percent (5%) per annum.
     These Incentive Compensation payments are required under Messrs. Marcum’s and Gabbard’s Employment Agreements and were intended, when originally entered into in 1991, to provide incentives for Messrs. Marcum and Gabbard to align their interests with the interests of stockholders and to enhance stockholder value. The formula for these payments was ten percent (10%) of the excess of the fair market value of our Common Stock upon termination over $10.08, which was our initial public offering price attributable to our Common Stock, as adjusted for the 1998 1-for-4 reverse stock split, multiplied by the number of our Common Stock equivalents outstanding. Only Messrs. Marcum and Gabbard were entitled to payments under the Incentive Compensation Fund, which was triggered by their termination of employment.

     The Compensation Committee set $15.00 as the fair market value of the Common Stock for purposes of determining the Incentive Compensation payable to Messrs. Marcum and Gabbard under their Employment Agreements. In establishing the fair market value of our Common Stock, the Compensation Committee received and relied upon a written opinion by Harris Williams & Co., dated April 16, 2007, (the “Harris Williams Opinion”). Based on this opinion, the Compensation Committee set $15.00 per share, which was the midpoint of the valuation range opined upon in the Harris Williams Opinion, as the fair market value of our Common Stock. The Compensation Committee then rounded the resulting Incentive Compensation amount down to the nearest million dollars ($8 million).
     Messrs. Marcum and Gabbard have also entered into consulting agreements with us, pursuant to which they have agreed to provide their consulting services to us, as requested by us, for up to 25 hours per month, cumulative up to 50 hours, for a total gross consulting fee of $8,000 per month for Mr. Marcum and $7,500 for Mr. Gabbard. The consulting period is three years for Mr. Marcum and two years for Mr. Gabbard. We will pay the consulting fee as follows: $49,200 to Mr. Marcum and $46,125 to Mr. Gabbard will be payable upon the Initial Payment Date, and thereafter the consulting fee will be paid over the remainder of the consulting period on our regular payroll dates.
     On April 24, 2007, we deposited into an escrow account with Zions First National Bank, as escrow agent, the sum of $1,630,272 for Mr. Marcum and $1,303,880 for Mr. Gabbard pursuant to an escrow agreement. The amounts represent the amounts payable to Messrs. Marcum and Gabbard on the Initial Payment Date less required tax withholdings. The escrowed funds will be released from escrow on the Initial Payment Date and paid over to Messrs. Marcum and Gabbard by the escrow agent.
     The Separation Agreements also contain customary provisions regarding such matters as accelerated payments in the event of a change in control, interest and fees on late payments due, and similar matters.
     In connection with the restructuring, we have relocated our corporate headquarters to PowerSecure’s offices in Wake Forest, North Carolina. We expect to record a pre-tax non-recurring restructuring charge in the amount of approximately $14.1 million during the second quarter of 2007, which includes all amounts payable under the Separation Agreements as well as certain related costs. The restructuring charge also includes amounts we are obligated to pay to certain employees who are not relocating to the new corporate headquarters in Wake Forest, North Carolina, as well as early lease termination penalties we are obligated to pay on our existing office lease in Denver, Colorado.
     Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our credit facility or under the Caterpillar equipment line, we are obligated to make future payments under those facilities. Also, as discussed in Note 3, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. At March 31, 2007, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $348,000.
We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the table information below, which is as of March 31, 2007, does not include the liability for unrecognized tax benefits nor does it include the effects of separation and corporate office relocation obligations incurred in April 2007, upon the retirement of W. Phillip Marcum and A. Bradley Gabbard:

	Payments Due by Period (1)
		Remainder of	Years	Years	After
	Total	2007	2008-2009	2010-2011	2011
Contractual Obligations
Credit Facility (2)	$—	$—	$—	$—	$—
Capital Lease Obligations	14,000	4,000	6,000	4,000	—
Operating Leases	4,274,000	680,000	1,425,000	753,000	1,416,000
Series B Preferred Stock	104,000	104,000	—	—	—
Caterpillar Equipment Line (2)	—	—	—	—	—

Total	$4,392,000	$788,000	$1,431,000	$757,000	$1,416,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of March 31, 2007, not projected borrowings under the Credit Facility.
     Off-Balance Sheet Arrangements. During the first quarter 2007, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
     Liquidity. Based upon our plans and assumptions as of the date of this report, we currently believe that our capital resources, including our cash and cash equivalents, proceeds from our 2006 private placement, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, research and development, capital expenditures, severance and incentive compensation obligations, and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “—Cautionary Note Regarding Forward-Looking Statements” below in this Item and Part II, Item 1A “Risk Factors” below. We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminates the exemption from applying FASB Statement No.133 to interests in securitized financial assets. FAS 155 became effective for us on January 1, 2007. The adoption of FAS 155 had no effect on our financial position or results of operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $348,000 was recorded as an increase to our accumulated deficit, which would otherwise have increased our income tax expense in prior periods.
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
     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on any forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and other factors discussed elsewhere in this Report and in our other reports and documents filed from time to time with the SEC.
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
     At March 31, 2007, our cash and cash equivalent balance was approximately $14.9 million and our credit facility had a zero balance. All of our cash equivalents are currently invested in money market mutual funds, short-term time deposits, and government agency and corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief

Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this Report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which have not materially changed as of the date of this Report.
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

METRETEK TECHNOLOGIES, INC.
Date: May 10, 2007	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Gary Zuiderveen
Gary Zuiderveen
Vice President and Chief Financial Officer