Form 10-Q
period 2007-06-30
METRETEK TECHNOLOGIES INC
filed 2007-08-08
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12014
METRETEK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1169358
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1609 Heritage Commerce Court
Wake Forest, North Carolina	27587
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 1, 2007, 16,159,432 shares of the issuer’s Common Stock were outstanding.

METRETEK TECHNOLOGIES, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,824,247	$15,916,460
Trade receivables, net of allowance for doubtful accounts of $195,672 and $225,004, respectively	39,942,963	40,255,372
Other receivables	189,762	431,437
Inventories	14,703,034	12,882,167
Deferred income taxes	231,990	231,990
Prepaid expenses and other current assets	663,349	818,583

Total current assets	62,555,345	70,536,009

PROPERTY, PLANT AND EQUIPMENT:
Equipment	6,839,709	6,524,549
Vehicles	173,408	166,894
Furniture and fixtures	540,942	568,212
Land, building and improvements	1,101,931	1,073,625

Total property, plant and equipment, at cost	8,655,990	8,333,280
Less accumulated depreciation and amortization	4,116,756	3,889,401

Property, plant and equipment, net	4,539,234	4,443,879

OTHER ASSETS:
Goodwill	9,146,409	9,146,409
Intangible rights and capitalized software costs, net of accumulated amortization of $1,829,833 and $1,543,024, respectively	1,722,287	1,763,970
Investment in unconsolidated affiliate	3,390,292	3,513,501
Assets of discontinued operations	—	144,490
Other assets	162,667	151,177

Total other assets	14,421,655	14,719,547

TOTAL	$81,516,234	$89,699,435

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,808,982	$15,090,540
Accrued and other liabilities	18,699,260	16,026,867
Restructuring charges payable	7,950,213	—
Current income taxes payable	230,544	570,217
Current unrecognized tax benefit	62,406	—
Capital lease obligations	2,442	4,749

Total current liabilities	31,753,847	31,692,373

LONG-TERM NOTES PAYABLE	—	—

NON-CURRENT CAPITAL LEASE OBLIGATIONS	6,035	7,431

NON-CURRENT UNRECOGNIZED TAX BENEFIT	285,117	—

NON-CURRENT RESTRUCTURING CHARGES	2,571,677	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 16,004,107 and 15,808,634 shares issued and outstanding, respectively	160,041	158,086
Additional paid-in-capital	103,154,886	102,287,543
Accumulated deficit	(56,415,369)	(44,445,998)

Total stockholders’ equity	46,899,558	57,999,631

TOTAL	$81,516,234	$89,699,435

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Sales and services	$23,833,351	$35,905,938	$50,202,095	$50,642,812
Other	232,459	337,473	842,944	432,928

Total revenues	24,065,810	36,243,411	51,045,039	51,075,740

COSTS AND EXPENSES:
Cost of sales and services	17,477,336	26,393,531	35,894,569	36,524,893
General and administrative	4,985,099	4,502,431	10,509,178	7,937,780
Selling, marketing and service	1,010,352	1,172,870	1,874,635	1,931,931
Depreciation and amortization	374,109	203,898	717,033	376,304
Research and development	288,571	195,058	499,362	372,684
Restructuring charges	14,139,216	—	14,139,216	—
Interest, finance charges and other	8,436	46,336	15,756	134,711

Total costs and expenses	38,283,119	32,514,124	63,649,749	47,278,303

Income (loss) from continuing operations before minority interest, income taxes, equity income and litigation settlements	(14,217,309)	3,729,287	(12,604,710)	3,797,437

Equity in income of unconsolidated affiliate	672,735	520,974	1,321,295	1,251,442

Income from litigation settlements, net	—	—	278,334	—

Minority interest	—	—	—	(72,464)

Income taxes	(170,140)	(22,999)	(476,277)	(111,514)

Income (loss) from continuing operations	(13,714,714)	4,227,262	(11,481,358)	4,864,901

Loss from disposal of discontinued operations	(140,490)	—	(140,490)	—

Net income (loss)	$(13,855,204)	$4,227,262	$(11,621,848)	$4,864,901

PER SHARE AMOUNTS (Note 1):
Income (loss) from continuing operations:
Basic	$(0.86)	$0.27	$(0.72)	$0.34

Diluted	$(0.86)	$0.25	$(0.72)	$0.30

Net income (loss):
Basic	$(0.87)	$0.27	$(0.73)	$0.34

Diluted	$(0.87)	$0.25	$(0.73)	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,935,336	15,513,274	15,883,210	14,354,964

Diluted	15,935,336	17,071,389	15,883,210	16,065,350

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,621,848)	$4,864,901
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of discontinued operations	140,490	—
Restructuring charges	14,139,216	—
Depreciation and amortization	717,033	376,304
Minority interest in subsidiary	—	72,464
Loss on disposal of property, plant and equipment	72,999	4,759
Equity in income of unconsolidated affiliate	(1,321,295)	(1,251,442)
Distributions from unconsolidated affiliate	1,414,254	361,302
Stock compensation expense	467,976	373,628
Changes in other assets and liabilities:
Trade receivables, net	312,409	(19,597,931)
Inventories	(1,820,867)	(4,858,071)
Other current assets	398,909	(15,073)
Other noncurrent assets	(11,490)	(123,617)
Accounts payable	(10,281,558)	12,205,669
Accrued restructuring charges	(3,618,695)	—
Income taxes payable	(339,673)	—
Accrued and other liabilities	2,892,579	4,327,940

Net cash used in continuing operations	(8,459,561)	(3,259,167)
Net cash provided by discontinued operations of MCM	2,000	40,372

Net cash used in operating activities	(8,457,561)	(3,218,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(557,421)	(826,986)
Additions to patents and software development	(254,664)	(75,562)
Investment in unconsolidated affiliate	—	(1,246,359)
Proceeds from sale of property, plant and equipment	—	16,375

Net cash used in investing activities	(812,085)	(2,132,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net	—	26,223,364
Proceeds from stock warrant and option exercises	401,322	2,688,144
Net borrowings (payments) on line of credit	—	(1,314,200)
Principal payments on long-term notes payable	—	(3,375,494)
Cash distributions to minority interests	—	(381)
Payments on preferred stock redemptions	(220,186)	(74,863)
Payments on capital lease obligations	(3,703)	(1,888)

Net cash provided by financing activities	177,433	24,144,682

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,092,213)	18,793,355

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,916,460	2,188,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,824,247	$20,981,665

See accompanying notes to unaudited consolidated financial statements.

METRETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of June 30, 2007 and December 31, 2006 and
For the Three and Six Month Periods Ended June 30, 2007 and 2006
1. Summary of Significant Accounting Policies
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
     In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of June 30, 2007 and the consolidated results of their operations and cash flows for the three and six month periods ended June 30, 2007 and June 30, 2006.
     Basic and Diluted Earnings (Loss) Per Share – Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted earnings (loss) per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for the Company’s stock for the period. Diluted earnings (loss) per share excludes the impact of potential common shares related to stock options and warrants in periods in which the Company experienced a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of the Company’s common stock during the period. The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(13,714,714)	$4,227,262	$(11,481,358)	$4,864,901
Loss from discontinued operations	(140,490)	—	(140,490)	—

Net income (loss)	$(13,855,204)	$4,227,262	$(11,621,848)	$4,864,901

Basic weighted-average common shares outstanding in period	15,935,336	15,513,274	15,883,210	14,354,964
Add dilutive effects of stock options and warrants	—	1,558,115	—	1,710,386

Diluted weighted-average common shares outstanding in period	15,935,336	17,071,389	15,883,210	16,065,350

Basic earnings (loss) per common share:
Income from continuing operations	$(0.86)	$0.27	$(0.72)	$0.34
Loss from discontinued operations	(0.01)	—	(0.01)	—

Basic earnings per common share	$(0.87)	$0.27	$(0.73)	$0.34

Diluted earnings (loss) per common share:
Income from continuing operations	$(0.86)	$0.25	$(0.72)	$0.30
Loss from discontinued operations	(0.01)	—	(0.01)	—

Diluted earnings per common share	$(0.87)	$0.25	$(0.73)	$0.30

     Statement of Cash Flows – Cash and all highly liquid and unrestricted investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.
     Minority Interest – The minority shareholder’s interest in the equity and the income of CAC LLC for the six months ended June 30, 2006, is included in minority interest in the accompanying consolidated financial statements. The minority shareholders’ interest in CAC LLC was distributed in April 2006 and the separate operating activities of CAC LLC ceased at that time.
     Financial Instruments—Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards (“FAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminates the exemption from applying FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets. The adoption of FAS 155 had no effect on the Company’s financial position or results of operations.

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
     Reclassification – Certain 2006 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on the Company’s net income or stockholders’ equity.
2. Investment in Unconsolidated Affiliate
     The Company owns a 36.26% equity interest in MM 1995-2, which the Company accounts for under the equity method. MM 1995-2 owns and operates five water disposal wells located at four facilities in northeastern Colorado. The Company’s equity investment balance includes approximately $749,000 and $780,000 of unamortized purchase price premiums in interest acquired at June 30, 2007 and December 31, 2006, respectively. The purchase price premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
     Summarized financial information for MM 1995-2 at June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006, are as follows:

	June 30,	December 31,
	2007	2006
Total current assets	$2,480,480	$2,816,175
Property, plant and equipment, net	5,565,689	5,828,718
Total other assets	9,166	9,833

Total assets	$8,055,335	$8,654,726

Total current liabilities	$1,036,258	$1,081,382
Long-term note payable	43,223	341,142
Total shareholders’ equity	6,975,854	7,232,202

Total liabilities and shareholders’ equity	$8,055,335	$8,654,726

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$3,157,694	$2,560,603	$6,303,143	$5,490,776
Total costs and expenses	1,302,534	1,118,669	2,659,491	2,236,809

Net income	$1,855,160	$1,441,934	$3,643,652	$3,253,967

3. Restructuring Charges
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
     In connection with the restructuring, the Company has relocated its headquarters to PowerSecure’s offices in Wake Forest, North Carolina. The Company recorded a pre-tax non-recurring restructuring charge in the amount of $14,139,000 during the three months ended June 30, 2007, which includes all amounts payable under the Separation Agreements as well as certain related costs. The restructuring charge also includes amounts the Company is obligated to pay to certain employees who were not relocated to the new corporate headquarters in Wake Forest, North Carolina, as well as early lease termination penalties the Company is obligated to pay on its existing office lease in Denver, Colorado. The Company expects the restructuring and relocation will result in annual savings of approximately $2.4 million, the effects of which will be recognized for accounting purposes commencing in the second half of 2007, and annually thereafter.

4. Discontinued Operations
     During the three months ended June 30, 2007, the Company determined that the recovery value of the remaining assets of its discontinued MCM operations was permanently impaired. Accordingly, the remaining balance of the assets of discontinued operations, net of cash received upon resolution of a disputed receivable, were written off resulting in a loss from disposal of discontinued operations during the three months and six months ended June 30, 2007, in the amount of $140,490. There are no remaining assets or liabilities of the discontinued MCM operations recorded on the books of the Company at June 30, 2007.
5. Income Taxes
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
6. Share-Based Compensation
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
     The Company maintains stock plans under which the Company may grant stock awards, incentive stock options, and nonqualified stock options to employees and officers, consultants, and non-employee directors. Nonqualified stock options have been granted in prior years to the Company’s directors (which currently vest over two years) under both our 1991 Directors’ Stock Plan and under the Company’s 1998 Stock Plan. Nonqualified and incentive stock options have been granted in prior years to the Company’s officers and employees (which generally vest over periods up to five years) under the Company’s 1991 Stock Option Plan and the Company’s 1998

Stock Plan. At June 30, 2007, there were 752,033 options available for grant under the Company’s 1998 Stock Plan, while no options can be granted in the future under the Company’s 1991 Stock Plans.
     Pursuant to the requirements of FAS 123(R), net income for the three months ended June 30, 2007 and 2006 includes $259,066 and $209,921 of compensation costs, respectively, related to outstanding stock options and $0 and $16,500, respectively, of compensation costs related to restricted stock awards that vested during the period. Net income for the six months ended June 30, 2007 and 2006 includes $467,976 and $340,628 of compensation costs, respectively, related to outstanding stock options and $0 and $33,000, respectively, of compensation costs related to restricted stock awards that vested during the period. There were no net income tax benefits related to the Company’s stock-based compensation arrangements during the three and six month periods ended June 30, 2007 and 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets. All of the stock-based compensation expense is included in general and administrative expenses for each reporting period.
     A summary of option activity for the six months ended June 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085,344	$4.61
Granted	22,500	13.02
Exercised	(200,066)	2.25
Canceled	—	—
Forfeited	(2,500)	3.06

Balance, June 30, 2007	1,905,278	$4.96	6.31	$10.48

Exercisable, June 30, 2007	1,496,278	$3.65	5.74	$11.79

     A summary of option activity for the six months ended June 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted	268,500	12.93
Exercised	(412,419)	2.21
Canceled	—	—
Forfeited	—	—

Balance, June 30, 2006	2,145,224	$4.37	6.96	$15.69

Exercisable, June 30, 2006	1,560,891	$3.06	6.13	$18.08

     The weighted average grant date fair value of the 22,500 options granted to directors during the six months ended June 30, 2007 was $8.48. The weighted average grant date fair value of the 22,500 options granted to the Company’s directors during the six months ended June 30, 2006 was $12.90. There were no stock options granted to employees during the six months ended June 30, 2007. The weighted average grant date fair value of the 246,000 options granted to employees during the six months ended June 30, 2006 was $8.37. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	June 30,	June 30,
	2007	2006
Expected stock price volatilility	75.7%	88.0%
Risk Free interest rate	5.09%	4.65%
Annual dividends	$—	$—
Expected life — employees	na	4 years
Expected life — directors	5 years	6 years
     The fair value of the stock option grants are amortized over the applicable vesting period using the straight-line method and assuming a forfeiture rate of 5%.
     At June 30, 2007 and December 31, 2006, there was $2,219,000 and $2,507,000, respectively, of total unrecognized compensation costs related to stock options. These costs at June 30, 2007 are expected to be recognized over a weighted average period of 1.74 years.
     During the three months ended June 30, 2007 and 2006, the total intrinsic value of stock options exercised was $1,072,000 and 2,090,000, respectively, and the total fair value of stock awards vested was $435,000 and $138,000, respectively. During the six months ended June 30, 2007 and 2006, the total intrinsic value of stock options exercised was $2,023,000 and 4,734,000, respectively, and the total fair value of stock awards vested was $697,000 and $209,000, respectively.
     Cash received from stock option exercises for the three months ended June 30, 2007 and 2006 was $198,000 and $405,000, respectively. Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was $401,000 and $913,000, respectively.
7. Commitments and Contingencies and Income from Litigation Settlements
     Income from Litigation Settlements – In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee. A settlement to fully resolve all claims by the class against the Company and its affiliates was submitted and granted final approval by the district court on June 11, 2004. The loss that occurred as a result of the class action and settlement was recorded by the Company in the fourth quarter of 2002. All obligations of the Company under the settlement were extinguished during the second quarter of 2006.
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
     As a result of mediation meetings that occurred during the fourth quarter of 2006, the Company agreed to settlements with four of the five Other Parties (the 2006 Settlements). As a result of the 2006 Settlements, the Company recorded income in the amount of $343,112 during 2006, which represented the Company’s share of the 2006 Settlements due from three of the Other Parties. During the six months ended June 30, 2007, the Company recorded additional income in the amount of $278,334, representing the Company’s share of the 2006 settlements from the fourth party which had been contingent on approval of the original class action participants, which occurred on April 20, 2007. Through June 30, 2007, the Company has received $593,000 in payment from the 2006 Settlements. The remainder of the balance due from the 2006 Settlements has been set aside in a trust account to fund litigation costs expected to be incurred to pursue settlement on the only remaining Other Party Claim.
     A trial on the only remaining Other Party Claim is currently set for August 2007. The Company cannot provide any assurance that it will be successful on the remaining Other Party Claim or that it will prevail on the counterclaims brought against it by the remaining Other Party. Out of any recovery (net of litigation expenses) from the resolution of the remaining Other Party Claim and/or counterclaims, 50% of such net recovery is allocated to the Company, and the remaining 50% is allocated as additional settlement funds payable to the class action participants.
     Other Matters – On June 28, 2007, the Company, issued a press release announcing that the Company had received a letter from the Securities and Exchange Commission (the “SEC”) advising the Company that the SEC’s investigation has been completed and that the SEC does not intend to recommend any enforcement action. The letter concludes the SEC’s informal, non-public inquiry commenced in May 2006 into certain events relating to announcements made by the Company in February and March 2006 of orders received by the Company’s subsidiary PowerSecure, Inc. These events included events that had been the subject of a previous review by the National Association of Securities Dealers (“NASD”), on behalf of the American Stock Exchange. The Company had fully cooperated with the SEC inquiry and the earlier NASD review, which had been previously disclosed by the Company in its SEC filings. The initial letter of inquiry by the SEC and the initial letter of review by the NASD had each advised the Company that such inquiry and review should not be construed as an indication that any violation of law had occurred.
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
     Preferred Stock Redemption—During the six months ended June 30, 2007, the Company retired an additional 150 shares of its Series B Preferred Stock at a redemption value of $220,000. The balance of the unpaid redemption obligation at June 30, 2007 and December 31, 2006, was $104,000 and $324,000, respectively, and is included in Accrued and other liabilities in the accompanying consolidated balance sheets.
8. Segment Information
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company’s reportable business segments include: natural gas measurement services; distributed generation; and automated energy data collection and telemetry.
     Natural Gas Measurement Services – The operations of the Company’s natural gas measurement services segment are conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation, and processing.
     Distributed Generation – The operations of the Company’s distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2007, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a “turnkey” basis, where the customer purchases the systems from PowerSecure.
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
     During the second half of 2006, PowerSecure launched a business unit within PowerSecure to concentrate on marketing to federal customers. PowerSecure launched this business unit by purchasing contract rights to provide services to federal customers of an investor-owned utility. The projects that are marketed and sold to the federal customers potentially include all the products and services offered within PowerSecure and its various subsidiaries. Finally, in late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy.
     Each of these new PowerSecure business units operates in a distinct market with distinct technical disciplines, but share a common customer base which PowerSecure intends to service and grow through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results.
     Automated Energy Data Collection and Telemetry – The operations of our automated data collection and telemetry segment are conducted by Metretek Florida. Metretek Florida’s manufactured products fall into the following categories: field devices, including data collection products and electronic gas flow computers; data collection software products (such as InvisiConnectTM, DC2000 and PowerSpring); and communications solutions that can use public networks operated by commercial wireless carriers to provide real time IP-based wireless internet connectivity, traditional cellular radio, 900 MHz unlicensed radio or traditional wire-line phone service to provide connectivity between the field devices and the data collection software products. Metretek Florida also provides data collection, M2M telemetry connectivity and post-sale support services for its manufactured products and turnkey solutions.
     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.
     Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items including restructuring charges, revenues and expenses from managing MM 1995-2, results of insignificant operations and, as it relates to segment profit or loss, income and expense (primarily interest and finance charges) and other non-recurring charges not allocated to reportable segments.

	Summarized Segment Financial Information
	(all amounts reported in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Southern Flow	$3,978	$3,974	$7,878	$8,314
PowerSecure	18,614	31,080	40,129	40,744
Metretek Florida	1,242	851	2,195	1,585
Other	232	338	843	433

Total	$24,066	$36,243	$51,045	$51,076

Segment profit (loss):
Southern Flow	$721	$805	$1,361	$1,485
PowerSecure	(517)	3,540	773	3,796
Metretek Florida	142	(85)	193	(129)
Other	(14,563)	(531)	(14,932)	(1,355)

Total	$(14,217)	$3,729	$(12,605)	$3,797

Capital expenditures:
Southern Flow	$40	$13	$207	$46
PowerSecure	215	460	551	828
Metretek Florida	35	—	54	1
Other	—	2	—	28

Total	$290	$475	$812	$903

Depreciation and amortization:
Southern Flow	$35	$30	$67	$60
PowerSecure	313	125	595	217
Metretek Florida	9	30	19	61
Other	17	19	36	38

Total	$374	$204	$717	$376

	June 30,
	2007	2006
Total assets:
Southern Flow	$11,804	$10,828
PowerSecure	57,367	41,395
Metretek Florida	4,705	3,870
Other	7,640	22,821

Total	$81,516	$78,914

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion of our results of operations for the three and six month periods ended June 30, 2007 (referred to herein as the “second quarter 2007” and “six month period 2007”, respectively) and 2006 (referred to herein as the “second quarter 2006” and “six month period 2006”, respectively) and of our financial condition as of June 30, 2007 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.
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
     During the second quarter 2007, we incurred nonrecurring restructuring charges in the amount of $14,139,000 related to the retirement of the two founders of our Company, the severance, consulting and incentive compensation incurred in connection with their employment and separation agreements, and the relocation of our corporate offices from Denver to PowerSecure’s offices in Wake Forest, North Carolina, including severance benefits payable to personnel who were not relocated. In connection with our severance obligations, in the second quarter 2007 we paid $2,934,000 over to escrow accounts for the benefit of our retired founders, and we will be discharging our remaining payment obligations thereunder through 2009.
     PowerSecure is an expanding company that has developed a distributed generation turnkey business. Since late 2005, PowerSecure has received several significant orders from its largest customer, Publix Super Markets, Inc., that have resulted in numerous projects generating a majority of PowerSecure’s revenues in 2006 and to date in 2007. In addition, during late 2005 and early 2006, PowerSecure added three new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. During mid-2006, PowerSecure launched a business unit within PowerSecure to concentrate on marketing to federal customers, primarily in conjunction with our utility alliances. In the second half of 2006, PowerSecure launched this business unit by purchasing contract rights, know-how and other intellectual properties to facilitate the providing of services to the federal customers of an investor-owned utility. The projects that are marketed and sold to PowerSecure’s federal customers potentially include all the products and services offered by PowerSecure as well as by its subsidiaries. In late 2006, PowerSecure acquired the business of Reid’s Trailer, Inc., which builds trailers for the transportation of goods and equipment, an important element in PowerSecure’s mobile distributed generation equipment business strategy.
     Even with the addition of these business units and acquisitions, PowerSecure is still in large part dependent upon the size and timing of the receipt of orders for, and of the completion of, its projects, and its results of operations can be significantly impacted by large, individual projects.
     During the second quarter 2007, PowerSecure’s revenues and segment profit declined compared to the second quarter 2006. As previously indicated, PowerSecure’s revenues and financial results can fluctuate significantly on a quarter-to-quarter and period-to-period basis; the second quarter 2007 was an example of such a fluctuation. During the second quarter 2007,

PowerSecure’s revenues were $18,614,000 (of which $7,395,000 was attributable to the Publix projects), a decrease of $12,466,000, or 40%, compared to the second quarter 2006. While PowerSecure’s backlog of work that it has been awarded continues to increase (currently in excess of $100,000,000), the timing of the work performed during the second quarter 2007 resulted in the decrease in revenues compared to the second quarter 2006. In particular, PowerSecure’s revenues during the second quarter 2007 were adversely affected by the following factors:
•	Delays in scheduled work due to a slow permitting process in Florida. The process for obtaining permits in certain jurisdictions in Florida has been slower than anticipated resulting in unexpected delays in the completion schedule of projects in those jurisdictions.

•	PowerSecure recognizes revenues based on the percentage of completion methodology. The project phases that were completed during the second quarter 2007 on new projects (primarily design work) do not have a high percentage of the revenues associated with those phases.
     Southern Flow is a well established, strong and expanding oil field services company that renders natural gas measurement and other services to oil and gas production companies. During the second quarter 2007, Southern Flow’s revenues increased by $4,000, or less than 1%, as compared to the second quarter 2006, due to a $204,000 increase in field and service related revenue, largely offset by a decline in equipment sales.
     Metretek Florida has been in operation since 1977 with a core business of designing, manufacturing and selling data collection and energy measurement monitoring systems. Metretek Florida’s future results of operations will be largely dependent upon its ability to successfully address its core markets, as well as its ability to generate incremental sales from certain new markets into which it has recently introduced new telemetry products. Metretek Florida’s revenues increased by $391,000, or 46%, during the second quarter 2007 as compared to the second quarter 2006, as a result of improved market success for its M2M business.
     Due principally to a decrease in revenues at our PowerSecure operating segment, our consolidated revenues during the second quarter 2007 decreased by $12,177,000, representing a 34% decline over second quarter 2006 consolidated revenues. We recorded a net loss of $13,855,000 during the second quarter 2007. This loss was primarily attributable to the $14,139,000 of nonrecurring restructuring charges we incurred during that quarter. Our second quarter 2007 results also included equity in income from MM 1995-2 in the amount of $673,000 and a loss from the discontinued operations of MCM in the amount of $140,000. This compares to net income of $4,227,000 during the second quarter 2006, which included $521,000 equity in income of MM 1995-2, no restructuring charges, and no loss from discontinued operations.
     During the six month period 2007, PowerSecure’s revenues and segment profit decreased compared to the six month period 2006 primarily due to factors discussed above in reference to the second quarter 2007. During the six month period 2007, PowerSecure’s revenues were $40,129,000 (of which $21,896,000 was attributable to the Publix projects), a decrease of $615,000, or less than 2%, compared to the six month period 2006.
     During the six month period 2007, Southern Flow’s revenues decreased by $436,000, or 5%, as compared to the six month period 2006, due to equipment sales in the six month period 2006 to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in the six month period 2007.
     Metretek Florida’s revenues increased by $610,000, or 38%, during the six month period 2007 as compared to the six month period 2006, as a result of improved market success for its M2M business.
     During the six month period 2007, we recorded additional income from litigation settlements in the amount of $278,000 representing our share of litigation claims settled in 2006, but which had been contingent on court approval, which occurred on April 20, 2007.
     Due principally to a decrease in revenues at our PowerSecure and Southern Flow operating segments, our consolidated revenues during the six month period 2007 decreased by $31,000, or less than 1%, over the six month period 2006 consolidated revenues. We recorded a net loss of $11,622,000 during the six month period 2007. This net loss was primarily attributable to the $14,139,000 of nonrecurring restructuring charges we incurred during the six month period 2007. Our six month period 2007 results also included equity in income from MM95-2 in the amount of $1,321,000 and a loss from the discontinued operations of MCM in the amount of $140,000. This compares to net income of $4,865,000 during the six month period 2006, which included $1,178,000 equity in income of MM 1995-2 (net of minority interests), no restructuring charges and no loss from discontinued operations.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(all amounts reported in thousands)

Revenues:
Southern Flow	$3,978	$3,974	$7,878	$8,314
PowerSecure	18,614	31,080	40,129	40,744
Metretek Florida	1,242	851	2,195	1,585
Other	232	338	843	433

Total	$24,066	$36,243	$51,045	$51,076

Gross Profit:
Southern Flow	$1,138	$1,168	$2,190	$2,285
PowerSecure	4,478	7,848	10,795	10,868
Metretek Florida	740	496	1,323	965

Total	$6,356	$9,512	$14,308	$14,118

Segment Profit (Loss):
Southern Flow	$721	$805	$1,361	$1,485
PowerSecure	(517)	3,540	773	3,796
Metretek Florida	142	(85)	193	(129)
Other	(14,563)	(531)	(14,932)	(1,355)

Total	$(14,217)	$3,729	$(12,605)	$3,797

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
     The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through June 30, 2007, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a turnkey basis, where the customer purchases the systems from PowerSecure.
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
     We evaluate the performance of our operating segments based on operating income (loss) before taxes, nonrecurring items and interest income and expense. Other profit (loss) amounts in the table above include corporate related items including restructuring charges, fees earned from managing our unconsolidated affiliate, results of insignificant operations, and income and expense (primarily interest income and expense) and other non-recurring charges not allocated to its operating segments. Intersegment sales are not significant.
     Second Quarter 2007 Compared to Second Quarter 2006
     Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the second quarter 2007 decreased $12,177,000, or 34%, compared to the second quarter 2006 due primarily to a decrease in revenues at PowerSecure.
     PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. PowerSecure’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. PowerSecure’s revenues decreased $12,466,000, or 40%, during the second quarter 2007 compared to the second quarter 2006. The decrease in PowerSecure’s revenues during the second quarter 2007 compared to the second quarter 2006 reflects a $15,586,000 decrease in distributed generation turnkey system project sales and services partially offset by an increase of $3,120,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, including $2,885,000 of increased revenues contributed by PowerServices, UtilityEngineering, EnergyLite, Reids Trailer and government sector projects. The decrease in PowerSecure’s distributed generation turnkey system project sales and services revenues is discussed and explained above in the discussion of PowerSecure’s 2007 results under “-Overview”. The growth of PowerSecure’s other revenues was attributable to the continued expansion of PowerSecure’s business into new geographic and new customer markets as a result of recent marketing initiatives and market acceptance of new products and services offered by PowerSecure.
     Southern Flow’s revenues increased $4,000, or less than 1%, during the second quarter 2007, as compared to the second quarter 2006, due to a $204,000 increase in field and service related revenues, largely offset by a decline in equipment sales. The increase in field and other service related revenue in the second quarter 2007 is due to continued favorable market conditions in the oil and gas sector. The decline in equipment sales is due to second quarter 2006 sales activity related to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in the second quarter 2007.
     Metretek Florida’s revenues increased by $391,000, or 46%, during the second quarter 2007 compared to the second quarter 2006 due to improved market success for its M2M business as well as normal fluctuations in its business as it continues to develop its M2M business and take advantage of new sales opportunities. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as it continues to develop its M2M business.
     Other revenues decreased $106,000 during the second quarter 2007, as compared to the second quarter 2006. This decrease was comprised principally of a decline in interest earned on cash and cash equivalents balances, the balance of which also declined in the second quarter 2007 compared to the second quarter 2006.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Quarter-over-Quarter
	Quarter Ended June 30,		Difference
	2007	2006	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
Southern Flow	$2,839	$2,806	$33	1%
PowerSecure	14,135	23,232	(9,097)	-39%
Metretek Florida	503	355	148	42%

Total	17,477	26,393	(8,916)	-34%

General and administrative	4,985	4,502	483	11%
Selling, marketing and service	1,010	1,173	(163)	-14%
Depreciation and amortization	374	204	170	83%
Research and development	289	195	94	48%
Restructuring charges	14,139	—	14,139	na
Interest, finance charges and other	8	46	(38)	-83%
Income taxes	170	23	147	639%
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 34% decrease in cost of sales and services for the second quarter 2007, compared to the second quarter 2006, was attributable almost entirely to the decrease in sales at PowerSecure.
     The 39% decrease in PowerSecure’s costs of sales and services in the second quarter 2007 is almost entirely a direct result of the 40% decrease in PowerSecure’s revenues. PowerSecure’s gross profit margin decreased to 24.1% during the second quarter 2007, as compared to 25.3% during the second quarter 2006, reflecting higher than expected material usage costs, costs associated with opening a new switchgear production facility for which associated revenues were limited during the period, an increase in sales of diesel fuel to certain customers which carries a smaller profit margin, and the fixed nature of certain operating costs relative to fluctuations in revenues over short operating periods. Each of these factors contributed to the reduction in PowerSecure’s gross profit margin during the second quarter 2007.
     The 1% increase in Southern Flow’s costs of sales and services in the second quarter 2007, is the result of the slight increase in its revenues. Southern Flow’s gross profit margin decreased to 28.6% for the second quarter 2007, compared to 29.4% during the second quarter 2006, which is within the range of normal fluctuations for Southern Flow.
     The 42% increase in Metretek Florida’s costs of sales and services in the second quarter 2007 is due to the 46% increase in its revenues. Metretek Florida’s gross profit margin increased to 59.5% for the second quarter 2007, compared to 58.3% during the second quarter 2006, which is within the range of normal fluctuations for Metretek Florida.
     General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 11% increase in general and administrative expenses in the second quarter 2007, as compared to the second quarter 2006, was due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business, partially offset by a decline in corporate overhead costs related to reduced personnel costs resulting from the recent corporate restructuring.
     Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 14% decrease in selling, marketing and service expenses in the second quarter 2007, as compared to the second quarter 2006, was due primarily to decreased commission costs at PowerSecure, partially offset by increased personnel expenses at Metretek Florida.
     Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 83% increase in depreciation and amortization expenses in the second quarter 2007, as compared to the second quarter 2006, primarily reflects an increase in depreciable assets acquired by PowerSecure in the latter portions of fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by PowerSecure in the third quarter of 2006.
     Research and development expenses, most of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. Historically, our research and development expenses have been incurred primarily at Metretek Florida. During the second quarter 2007, however, PowerSecure incurred approximately $85,000 of development expenses for which there was no similar expenditure in the second quarter 2006. The 48% increase in research and development expenses in the second quarter 2007, as compared to the second quarter 2006, primarily reflects the product development costs incurred by PowerSecure together with increased personnel related expenses at Metretek Florida.
     Restructuring charges of $14,139,000 during the second quarter 2007, include the severance, consulting and incentive compensation incurred in connection with the employment and separation agreements related to the retirement of our two founders and costs associated with the relocation of our corporate offices from Denver to PowerSecure’s offices in Wake Forest, North Carolina, including severance benefits payable to personnel who were not relocated.
     Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 83% decrease in interest, finance charges and other expenses in the second quarter 2007, as compared to the second quarter 2006, reflects the repayment of all of our long-term debt obligations, during the second quarter 2006.
     Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities as well as federal alternative minimum tax. Historically, we have incurred no federal income tax expense because of our consolidated net operating losses. Since the second half of fiscal 2006, however, we have incurred federal alternative minimum tax. The increase in income taxes in the second quarter 2007, as compared to the second quarter 2006, was due to increases in state income taxes incurred by PowerSecure and Southern Flow in states in which they generated taxable income as well as federal alternative minimum tax.
     Equity in Income of Unconsolidated Affiliate. We record equity in income of unconsolidated affiliate due to our ownership of a minority interest in MM 1995-2. During the second quarter 2007, our equity in income of unconsolidated affiliate increased by $152,000, or 29%, over the second quarter 2006. The performance of MM 1995-2 was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates. This resulted in the increase in our equity in income of MM 1995-2.
Six Month Period 2007 Compared to Six Month Period 2006
     Revenues. Our consolidated revenues for the six month period 2007 decreased $31,000, or less than 1%, compared to the six month period 2006 due primarily to decreases in revenues at PowerSecure and Southern Flow, partially offset by an increases in Metretek Florida revenue and other revenenues.
     PowerSecure’s revenues decreased $615,000, or less than 2%, during the six month period 2007 compared to the six month period 2006. The decrease in PowerSecure’s revenues during the six month period 2007 compared to the six month period 2006 reflects a $5,650,000 decrease in distributed generation turnkey system project sales and services partially offset by an increase of $5,035,000 in revenues from shared savings projects, professional services, monitoring and other service related revenues, including $4,905,000 of increased revenues contributed by PowerServices, UtilityEngineering, EnergyLite, Reids Trailer and government sector projects. The decrease in PowerSecure’s distributed generation turnkey system project sales and services revenues is discussed and explained above in the discussion of PowerSecuree’s 2007 results under “-Overview”. The growth of PowerSecure’s other revenues was attributable to the continued expansion of PowerSecure’s business into new geographic and new customer markets as a result of recent marketing initiatives and market acceptance of new products and services offered by PowerSecure.
     Southern Flow’s revenues decreased $436,000, or 5%, during the six month period 2007, as compared to the six month period 2006, due to a $852,000 decline in equipment sales, partially offset by an increase of $416,000 in field and service related revenues. The decline in equipment sales is due to six month period 2006 sales activity related to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in the six month period 2007. The increase in field and other service related revenue in the six month period 2007 is due to continued favorable market conditions in the oil and gas sector.
     Metretek Florida’s revenues increased by $610,000, or 38%, during the six month period 2007 compared to the six month period 2006 due to normal fluctuations in its business as it continues to develop its M2M business and take advantage of new sales opportunities. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as it continues to develop its M2M business.
     Other revenues increased $410,000 during the six month period 2007, as compared to the six month period 2006. This increase was comprised principally of insurance proceeds from a fire claim at Southern Flow as well as interest earned on cash and cash equivalents balances which resulted from the net proceeds of our 2006 private placement which occurred in the second quarter 2006.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Quarter-over-Quarter
	Six Months Ended June 30,		Difference
	2007	2006	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
Southern Flow	$5,688	$6,029	$(341)	-6%
PowerSecure	29,334	29,875	(541)	-2%
Metretek Florida	872	621	251	40%

Total	35,894	36,525	(631)	-2%

General and administrative	10,509	7,938	2,571	32%
Selling, marketing and service	1,875	1,932	(57)	-3%
Depreciation and amortization	717	376	341	91%
Research and development	499	373	126	34%
Restructuring charges	14,139	—	14,139	na
Interest, finance charges and other	16	135	(119)	-88%
Income taxes	476	112	364	325%
     The overall 2% decrease in cost of sales and services for the six month period 2007, compared to the six month period 2006, was attributable almost entirely to the decrease in sales at PowerSecure and Southern Flow.
     The 2% decrease in PowerSecure’s costs of sales and services in the six month period 2007 is almost entirely a direct result of the 2% decrease in its revenues. PowerSecure’s gross profit margin increased slightly to 26.9% during the six month period 2007, as compared to 26.7% during the six month period 2006. The gross profit margins during both six month periods are slightly lower than PowerSecure’s normal gross profit margin reflecting some embedded margin reduction priced into the Publix projects to induce those large orders as well as higher than expected material costs during those periods.
     The 6% decrease in Southern Flow’s costs of sales and services in the six month period 2007 is the result of the 5% decrease in its revenues. Southern Flow’s gross profit margin increased to 27.8% for the six month period 2007, compared to 27.5% during the six month period 2006, which is within the range of normal fluctuations for Southern Flow.
     The 40% increase in Metretek Florida’s costs of sales and services in the six month period 2007 is due to the 38% increase in its revenues. Metretek Florida’s gross profit margin decreased to 60.3% for the six month period 2007, compared to 60.8% during the six month period 2006, which is within the range of normal fluctuations for Metretek Florida.
     The 32% increase in general and administrative expenses in the six month period 2007, as compared to the six month period 2006, was due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business.
     The 3% decrease in selling, marketing and service expenses in the six month period 2007, as compared to the six month period 2006, was due primarily to decreased commission costs at PowerSecure, partially offset by increased personnel expenses at Metretek Florida.

     The 91% increase in depreciation and amortization expenses in the six month period 2007, as compared to the six month period 2006, primarily reflects an increase in depreciable assets acquired by PowerSecure in the latter portions of fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by PowerSecure in the third quarter of 2006.
     The 34% increase in research and development expenses in the six month period 2007, as compared to the six month period 2006, primarily reflects the product development costs incurred by PowerSecure together with increased personnel related expenses at Metretek Florida.
     Restructuring charges of $14,139,000 during the six month period 2007, include the severance, consulting and incentive compensation incurred in connection with the employment and separation agreements related to the retirement of our two founders, and costs associated with the relocation of our corporate offices from Denver to PowerSecure’s offices in Wake Forest, North Carolina, including severance benefits payable to personnel who were not relocated.
     The 88% decrease in interest, finance charges and other expenses in the six month period 2007, as compared to the six month period 2006, reflects the repayment of all of our long-term debt obligations, during the second quarter 2006.
     The 325% increase in income taxes in the six month period 2007, as compared to the six month period 2006, was due to increases in state income taxes incurred by PowerSecure and Southern Flow in states in which they generated taxable income as well as federal alternative minimum tax.
     Equity in Income of Unconsolidated Affiliate. During the six month period 2007, our equity in income of unconsolidated affiliate increased by $142,000, or 12%, over the six month period 2006, net of minority interests held by others in 2006. The performance of MM 1995-2 was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates. This resulted in the increase in our equity in income of MM 1995-2.
     Income from Litigation Settlements. During the fourth quarter of fiscal 2006, we agreed to settlements of outstanding litigation claims against four other parties relating to a class action lawsuit that we had previously settled with the class. As a result of these settlements, we recorded income from litigation settlements in the amount of $343,000 during fiscal 2006, representing the expected net proceeds to us from three of the other parties. During the six month period 2007, we recorded additional income from litigation settlements from the fourth party in the amount of $278,000 representing our share of litigation claims settled in 2006, but which had been contingent on court approval, which occurred on April 20, 2007. A trial on the claims with the only remaining other party that has not agreed to a settlement is currently set for August 2007.

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
     Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on other project or term loans, and proceeds from private and public sales of equity. At June 30, 2007, we had working capital of $30,801,000, including $6,824,000 in cash and cash equivalents, compared to working capital of $38,844,000 on December 31, 2006, which included $15,916,000 in cash and cash equivalents. At June 30, 2007 and December 31, 2006, we had $4,500,000 of additional borrowing capacity from our credit facilities available to support working capital needs.
     Net cash used in operating activities was $8,458,000 in the six month period 2007, consisting of approximately $4,008,000 of cash provided by operations, before changes in assets and liabilities, approximately $12,468,000 of cash used by changes in working capital and other asset and liability accounts (including $2,934,000 of cash used to fund a portion of the severance obligations of our retired founders) and approximately $2,000 of cash provided by discontinued operations of MCM. This compares to net cash used in operating activities of $3,219,000 in the six month period 2006, consisting of approximately $4,802,000 of cash provided by operations, before changes in assets and liabilities, approximately $8,061,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $40,000 of cash provided by discontinued operations of MCM.
     Net cash used in investing activities was $812,000 in the six month period 2007, as compared to net cash used in investing activities of $2,133,000 in the six month period 2006. The majority of the net cash used by investing activities during the six month period 2007 was attributable to the purchase of equipment at PowerSecure and Southern Flow and the purchase of software at PowerSecure. The net cash used by investing activities during the six month period 2006 was attributable to the purchase of our additional investment in our unconsolidated affiliate.
     Net cash provided by financing activities was $177,000 in the six month period 2007, compared to net cash provided by financing activities of $24,145,000 in the six month period 2006. The majority of the net cash provided by financing activities during the six month period 2007 was attributable to proceeds from the exercise of stock options, partially offset by cash payments on our preferred stock redemptions. The majority of the net cash provided by financing activities during the six month period 2006 was attributable to cash proceeds from a private placement of 2,012,548 shares of our common stock at a price of $14.00 per share, raising gross proceeds of $28,176,000, partially offset by net payments on our line of credit and principal payments on our long-term notes payable.
     Our research and development expenses totaled $499,000 during the six month period 2007 compared to $373,000 during the six month period 2006. The majority of our six month period 2007 research and development expenses were directed toward the enhancement of Metretek Florida’s business, including the development of its M2M communications products. During fiscal 2007, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2007 will total approximately $785,000, the majority of which will be directed to Metretek Florida’s business.
     Our capital expenditures during the six month period 2007 were approximately $812,000, of which $551,000 was incurred at PowerSecure. Our six month period 2007 capital expenditures also included $207,000 incurred at Southern Flow, largely to replace equipment items lost or damaged in a fire at its facility in Lafayette, Louisiana. During the six month period 2006, our capital expenditures were approximately $903,000, the vast majority of which was incurred for the purchase of miscellaneous equipment items at PowerSecure. We anticipate capital expenditures in fiscal 2006 of approximately $1.5 million, the vast majority of which will be for the benefit of the business of PowerSecure. In addition, we may incur additional capital expenditures for PowerSecure’s shared savings distributed generation projects during fiscal 2007.
     Restructuring Obligations. On April 16, 2007, our founders, W. Phillip Marcum, the former Chairman of the Board, President and Chief Executive Officer, and A. Bradley Gabbard, the former Executive Vice President and Chief Financial Officer, retired from and terminated their employment with us. In connection with their retirement, Messrs. Marcum and Gabbard each entered into separation agreements with us. The separation agreements were approved by the Compensation Committee of our Board of Directors. Under the separation agreements, we will pay Messrs. Marcum and Gabbard severance payments, for a period of three years for Mr.

Marcum and two years for Mr. Gabbard, on regular payroll dates in aggregate amounts equal to $2,810,990, for Mr. Marcum, and $1,310,540 for Mr. Gabbard. The severance payments are payable as follows: $468,498 plus interest thereon of $11,712 to Mr. Marcum, and $327,635 plus interest thereon of $8,191 to Mr. Gabbard, are due on October 18, 2007, and the remainder are due in equal installments over the severance period on the Company’s regular payroll dates. These severance payments were required by, and were established in accordance with, the employment agreements of Messrs. Marcum and Gabbard.
     We will also pay incentive compensation to Messrs. Marcum and Gabbard, as required by their employment agreements, in an aggregate amount of $4,400,000 to Mr. Marcum and $3,600,000 to Mr. Gabbard. The incentive compensation to Messrs. Marcum and Gabbard is payable as follows: $3,382,500 to Mr. Marcum and $2,767,500 to Mr. Gabbard (including interest at the simple rate of 5% per annum) on October 18, 2007, and the remaining $1,100,000 to Mr. Marcum and the remaining $900,000 to Mr. Gabbard on June 15, 2008, plus interest at the simple rate of five percent (5%) per annum.
     On April 24, 2007, we deposited into an escrow account with Zions First National Bank, as escrow agent, the sum of $1,630,272 for Mr. Marcum and $1,303,880 for Mr. Gabbard pursuant to an escrow agreement. The amounts represent the amounts payable to Messrs. Marcum and Gabbard on the Initial Payment Date less required tax withholdings. The escrowed funds will be released from escrow on October 18, 2007 and paid over to Messrs. Marcum and Gabbard by the escrow agent.
     In connection with the restructuring, we have relocated our headquarters to PowerSecure’s offices in Wake Forest, North Carolina. We recorded a pre-tax non-recurring restructuring charge in the amount of $14,139,000 during the three months ended June 30, 2007, which includes all amounts payable under the various separation agreements as well as certain related costs. The restructuring charge also includes amounts we are obligated to pay to certain employees who were not relocated to the new corporate headquarters in Wake Forest, North Carolina, as well as early lease termination penalties we are obligated to pay on our existing office lease in Denver, Colorado. We expect the restructuring and relocation will result in annual savings of approximately $2.4 million, the effects of which will be recognized for accounting purposes commencing in the second half of 2007, and annually thereafter.
     Equipment Line of Credit. On May 9, 2005, Caterpillar Financial Services Corporation offered PowerSecure a $5,000,000 equipment line of credit, which was increased to $7,500,000 on May 18, 2006, and which was renewed by Caterpillar on July 16, 2007, until July 31, 2008, or at an earlier date upon notice to PowerSecure in the sole discretion of Caterpillar. The equipment line is available to finance the purchase, from time to time, of Caterpillar generators used in PowerSecure projects, primarily in shared savings arrangements, pursuant to a letter by Caterpillar to PowerSecure containing the terms of this credit line.
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
     With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project. At June 30, 2007, PowerSecure had the full $7.5 million available for additional equipment purchases under the equipment line of credit.
     Working Capital Credit Facility. We have a credit facility with First National Bank of Colorado that provides for a $4.5 million revolving credit facility. On August 7, 2006, our credit facility with FNBC was modified to reduce the interest rate on borrowed funds, reduce the unused line fee, eliminate the annual fee and relax certain financial covenants and reporting requirements. Southern Flow and PowerSecure are the borrowers under the credit facility. Amounts, if any, borrowed under the credit facility currently bear interest at the lender’s prime rate. The credit facility matures on September 1, 2007. We are exploring our options with respect to our future access to credit facilities.
     The credit facility had been used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida. In April 2006, upon completion of the 2006 private placement, we paid down our credit facility balances to $0 and have not borrowed on the credit facility since that time.
     The credit facility is structured in two parts: a $2.5 million facility for PowerSecure and a $2.0 million facility for Southern Flow. Borrowings under the PowerSecure facility are limited to a borrowing base consisting of the sum of 75% of PowerSecure’s eligible accounts receivable, plus 25% of the sum of PowerSecure’s unbilled accounts receivable less the amount of PowerSecure’s unearned revenues or advanced billings on contracts, plus 25% of PowerSecure’s inventory. Borrowings under the Southern Flow facility are limited to a borrowing base consisting of the sum of 80% of Southern Flow’s eligible accounts receivable plus 20% of Southern Flow’s inventory. At June 30, 2007, the aggregate borrowing base under the credit facility was $4,500,000, all of which was available to us for borrowing.
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
     Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at June 30, 2007, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is approximately $104,000.
     Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our credit facility or under the Caterpillar equipment line, we are obligated to make future payments under those facilities. Also, as discussed in Note 3, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. At June 30, 2007, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $348,000. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the table information below, which is as of June 30, 2007, does not include the liability for unrecognized tax benefits:

	Payments Due by Period (1)
		Remainder of	Years	Years	After
	Total	2007	2008-2009	2010-2011	2011
Contractual Obligations
Credit Facility (2)	$—	$—	$—	$—	$—
Restructuring Obligations	10,522,000	4,872,000	5,295,000	355,000	—
Capital Lease Obligations	10,000	2,000	4,000	4,000	—
Operating Leases	4,091,000	471,000	1,451,000	753,000	1,416,000
Series B Preferred Stock	104,000	104,000	—	—	—
Caterpillar Equipment Line (2)	—	—	—	—	—

Total	$14,727,000	$5,449,000	$6,750,000	$1,112,000	$1,416,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of June 30, 2007, not projected borrowings.
     Off-Balance Sheet Arrangements. During the six month period 2007, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
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
Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminates the exemption from applying FASB

Statement No. 133 to interests in securitized financial assets. FAS 155 became effective for us on January 1, 2007. The adoption of FAS 155 had no effect on our financial position or results of operations.
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
     At June 30, 2007, our cash and cash equivalent balance was approximately $6.8 million and our credit facility had a zero balance. All of our cash equivalents are currently invested in money market mutual funds, short-term time deposits, and government agency and corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in disputes and legal proceedings. Our material legal proceedings are described in note 7 to our consolidated financial statements, “Commitments and Contingencies and Income from Litigation Settlements,” which is set forth in Item 1 of Part I of this Report and incorporated in this item by reference.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders, held on June 11, 2007, the following proposals were submitted to and approved by the stockholders of the Company:

Proposal 1:	To elect two directors for a three-year term and until his successor is duly elected and qualified.

	For	Withheld
Basil M. Briggs	12,245,743	973,583
Sidney Hinton	13,136,743	82,583

Proposal 2:	To ratify the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain
13,118,019	10,238	91,069

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRETEK TECHNOLOGIES, INC.

Date: August 8, 2007	By:	/s/ Sidney Hinton

Sidney Hinton
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Gary Zuiderveen Gary Zuiderveen
Vice President and Chief Financial Officer