Form 10-Q
period 2007-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2007-11-06
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12014
POWERSECURE INTERNATIONAL, INC.
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 1, 2007, 16,806,099 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,593,838	$15,916,460
Trade receivables, net of allowance for doubtful accounts of $248,016 and $225,004, respectively	39,707,646	40,255,372
Other receivables	152,217	431,437
Inventories	20,455,786	12,882,167
Deferred income taxes	231,990	231,990
Prepaid expenses and other current assets	908,262	818,583

Total current assets	88,049,739	70,536,009

PROPERTY, PLANT AND EQUIPMENT:
Equipment	7,015,433	6,524,549
Vehicles	172,659	166,894
Furniture and fixtures	565,176	568,212
Land, building and improvements	1,130,809	1,073,625

Total property, plant and equipment, at cost	8,884,077	8,333,280
Less accumulated depreciation and amortization	4,307,603	3,889,401

Property, plant and equipment, net	4,576,474	4,443,879

OTHER ASSETS:
Goodwill	9,146,409	9,146,409
Intangible rights and capitalized software costs, net of accumulated
amortization of $1,998,834 and $1,543,024, respectively	1,761,102	1,763,970
Investment in unconsolidated affiliate	3,451,145	3,513,501
Assets of discontinued operations	—	144,490
Other assets	126,708	151,177

Total other assets	14,485,364	14,719,547

TOTAL	$107,111,577	$89,699,435

See accompanying notes to unaudited consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,274,902	$15,090,540
Accrued and other liabilities	39,876,431	16,026,867
Restructuring charges payable	8,327,864	—
Current income taxes payable	391,484	570,217
Current unrecognized tax benefit	62,406	—
Capital lease obligations	1,367	4,749

Total current liabilities	53,934,454	31,692,373

LONG-TERM NOTES PAYABLE	—	—

NON-CURRENT CAPITAL LEASE OBLIGATIONS	5,684	7,431

NON-CURRENT UNRECOGNIZED TAX BENEFIT	285,117	—

NON-CURRENT RESTRUCTURING CHARGES	2,127,110	—

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY	24,191	—

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 16,806,099 and 15,808,634 shares issued and outstanding, respectively	168,061	158,086
Additional paid-in-capital	111,484,413	102,287,543
Deferred stock compensation	(7,157,200)	—
Accumulated deficit	(53,760,253)	(44,445,998)

Total stockholders’ equity	50,735,021	57,999,631

TOTAL	$107,111,577	$89,699,435

See accompanying notes to unaudited consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Sales and services	$27,742,594	$33,125,164	$77,944,689	$83,767,976
Other	268,712	319,969	1,111,656	752,897

Total revenues	28,011,306	33,445,133	79,056,345	84,520,873

COSTS AND EXPENSES:
Cost of sales and services	18,785,036	24,055,211	54,679,605	60,580,104
General and administrative	5,204,688	5,535,861	15,713,866	13,473,641
Selling, marketing and service	1,358,185	936,415	3,232,820	2,868,346
Depreciation and amortization	396,259	306,332	1,113,292	682,636
Research and development	199,088	163,411	698,450	536,095
Restructuring charges	—	—	14,139,216	—
Interest, finance charges and other	19,908	13,898	35,664	148,609

Total costs and expenses	25,963,164	31,011,128	89,612,913	78,289,431

Income (loss) from continuing operations before minority interest, income taxes, equity income and litigation settlements	2,048,142	2,434,005	(10,556,568)	6,231,442

Equity in income of unconsolidated affiliate	656,186	627,020	1,977,481	1,878,462

Income from litigation settlements, net	107,100	—	385,434	—

Minority interest	5,809	—	5,809	(72,464)

Income taxes	(162,121)	(150,496)	(638,398)	(262,010)

Income (loss) from continuing operations	2,655,116	2,910,529	(8,826,242)	7,775,430

Loss from disposal of discontinued operations	—	—	(140,490)	—

Net income (loss)	$2,655,116	$2,910,529	$(8,966,732)	$7,775,430

PER SHARE AMOUNTS (Note 1):
Income (loss) from continuing operations:
Basic	$0.16	$0.19	$(0.55)	$0.52

Diluted	$0.15	$0.17	$(0.55)	$0.47

Net income (loss):
Basic	$0.16	$0.19	$(0.56)	$0.52

Diluted	$0.15	$0.17	$(0.56)	$0.47

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	16,157,500	15,730,954	15,975,083	14,818,667

Diluted	17,153,155	17,250,856	15,975,083	16,507,783

See accompanying notes to unaudited consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,966,732)	$7,775,430
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	140,490	—
Restructuring charges	14,139,216	—
Depreciation and amortization	1,113,292	682,636
Minority interest in subsidiary	(5,809)	72,464
Loss on disposal of property, plant and equipment	73,963	33,294
Equity in income of unconsolidated affiliate	(1,977,481)	(1,878,462)
Distributions from unconsolidated affiliate	1,994,462	361,302
Stock compensation expense	1,027,486	578,141
Changes in other assets and liabilities:
Trade receivables, net	547,726	(22,328,032)
Inventories	(7,573,619)	(8,194,027)
Other current assets	191,541	(277,138)
Other noncurrent assets	24,469	(118,257)
Accounts payable	(9,815,638)	5,497,097
Accrued restructuring charges	(3,685,611)	—
Income taxes payable	(178,733)	—
Accrued and other liabilities	24,069,750	13,095,743

Net cash provided by (used in) continuing operations	11,118,772	(4,699,809)
Net cash provided by discontinued operations of MCM	2,000	48,331

Net cash provided by (used in) operating activities	11,120,772	(4,651,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(779,457)	(1,117,194)
Additions to patents and software development	(462,481)	(1,590,690)
Investment in unconsolidated affiliate	—	(1,260,360)
Proceeds from sale of property, plant and equipment	1,700	16,375

Net cash used in investing activities	(1,240,238)	(3,951,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement, net	—	26,221,123
Proceeds from stock warrant and option exercises	1,022,159	2,973,254
Net payments on line of credit	—	(1,314,200)
Principal payments on long-term notes payable	—	(3,375,494)
Cash distributions to minority interests	—	(381)
Payments on preferred stock redemptions	(220,186)	(80,735)
Payments on capital lease obligations	(5,129)	(3,213)

Net cash provided by financing activities	796,844	24,420,354

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,677,378	15,817,007

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,916,460	2,188,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,593,838	$18,005,317

See accompanying notes to unaudited consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of September 30, 2007 and December 31, 2006 and
For the Three and Nine Month Periods Ended September 30, 2007 and 2006
1. Summary of Significant Accounting Policies
     Organization and Name Change - The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. (formerly known as Metretek Technologies, Inc.) and its subsidiaries, primarily PowerSecure, Inc. (“PowerSecure”) (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc, EfficientLights LLC and Reid’s Trailer, Inc.), Southern Flow Companies, Inc. (“Southern Flow”), Metretek, Incorporated (“Metretek Florida”) (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”)), and Marcum Gas Transmission, Inc. (“MGT”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”. In August 2007, the Company changed its name from Metretek Technologies, Inc. to PowerSecure International, Inc.
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries as of September 30, 2007 and the consolidated results of their operations and cash flows for the three and nine month periods ended September 30, 2007 and September 30, 2006.
     Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. The Company uses the equity method to account for its investment in unconsolidated affiliate.
     Use of Estimates – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates, allowance for doubtful accounts receivable, inventory valuation reserves, and deferred tax valuation allowance.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$2,655,116	$2,910,529	$(8,826,242)	$7,775,430
Loss from discontinued operations	—	—	(140,490)	—

Net income (loss)	$2,655,116	$2,910,529	$(8,966,732)	$7,775,430

Basic weighted-average common shares outstanding in period	16,157,500	15,730,954	15,975,083	14,818,667
Add dilutive effects of stock options, warrants, and restricted stock awards	995,655	1,519,902	—	1,689,116

Diluted weighted-average common shares outstanding in period	17,153,155	17,250,856	15,975,083	16,507,783

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$0.19	$(0.55)	$0.52
Loss from discontinued operations	—	—	(0.01)	—

Basic earnings (loss) per common share	$0.16	$0.19	$(0.56)	$0.52

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.15	$0.17	$(0.55)	$0.47
Loss from discontinued operations	—	—	(0.01)	—

Diluted earnings (loss) per common share	$0.15	$0.17	$(0.56)	$0.47

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
     Minority Interest – The minority shareholder’s interest in the equity and the loss from

EfficientLights for the nine months ended September 30, 2007 and the minority shareholder’s interest in the equity and the income of CAC LLC for the nine months ended September 30, 2006, is included in minority interest in the accompanying consolidated financial statements. The minority shareholders’ interest in CAC LLC was distributed in April 2006 and the separate operating activities of CAC LLC ceased at that time.
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
2. Investment in Unconsolidated Affiliate
     The Company owns a 36.26% equity interest in MM 1995-2, which the Company accounts for under the equity method. MM 1995-2 owns and operates five water disposal wells located at four facilities in northeastern Colorado. The Company’s equity investment balance includes approximately $734,000 and $780,000 of unamortized purchase price premiums in interest acquired at September 30, 2007 and December 31, 2006, respectively. The purchase price premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
     Summarized financial information for MM 1995-2 at September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006, are as follows:

	September 30,	December 31,
	2007	2006
Total current assets	$3,907,256	$2,816,175
Property, plant and equipment, net	7,250,624	5,828,718
Total other assets	15,666	9,833

Total assets	$11,173,546	$8,654,726

Total current liabilities	$1,424,483	$1,081,382
Long-term note payable	2,563,688	341,142
Total shareholders’ equity	7,185,375	7,232,202

Total liabilities and shareholders’ equity	$11,173,546	$8,654,726

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$3,189,887	$2,866,781	$9,493,031	$8,357,557
Total costs and expenses	1,380,367	1,137,685	4,039,859	3,374,494

Net income	$1,809,520	$1,729,096	$5,453,172	$4,983,063

3. Long-Term Debt
     On August 23, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as the administrative agent (the “Agent”), and the other lenders party thereto (“Lender”), providing for a $25 million senior, first-priority secured revolving and term credit facility (the “Credit Facility”). The Credit Facility is guaranteed by all active subsidiaries of the Company and secured by the assets of the Company and its subsidiaries. The Credit Facility matures on August 23, 2010. The Credit Facility is a refinancing and expansion of the Company’s prior credit facility with First National Bank of Colorado (“FNBC”). The Credit Facility is expected to be used primarily to fund the growth and expansion of PowerSecure, as well as the growth of Southern Flow.
     While the Credit Facility primarily functions as a $25 million revolving line of credit, the Company can carve out up to three term loans, in an aggregate amount of up to $5 million, to fund acquisitions, with each term loan having the tenor and amortization of seven years and maturing on August 23, 2015 (if made before August 23, 2007) or August 23, 2016 (if made on or after August 23, 2008. Any amounts borrowed under any term loans reduce the aggregate amount of the revolving loan available for borrowing.
     Outstanding balances under the Credit Facility bear interest, at the Company’s discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon the Company’s leverage ratio, or at the Agent’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon the Company’s leverage ratio. The Company’s leverage ratio is the ratio of its funded indebtedness as of a given date to its consolidated earnings before interest, taxes, deprecation and amortization (“EBITDA”) for the four consecutive fiscal quarters ending on such date. The Agent’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and the Agent’s prime commercial lending rate. Through September 30, 2007, the Company had not borrowed any amounts under the Credit Facility.
     The Credit Facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that the Company must meet. The Company’s maximum leverage ratio cannot exceed 2.75. The Company’s minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of the Company’s trailing 12 month consolidated EBITDA plus its lease or rent expense minus its cash taxes, divided by the sum of the Company’s consolidated interest charges plus its lease or rent expenses plus its scheduled principal payments and dividends, computed over the previous period. Also, the Company’s minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At September 30, 2007, the Company was in compliance with these financial covenants.
     The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including restrictions with respect to liens, indebtedness, loans and investments, material changes in the Company’s business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations and transactions with affiliates. Upon the sale of any of the assets of the Company or its subsidiaries other than in the ordinary course of business, or the sale of any capital stock or debt of the Company or its subsidiaries, the Company is required to use the net proceeds thereof to repay any indebtedness then outstanding under the Credit Facility.
     The obligations of the Company under the Credit Facility are secured by guarantees (“Guarantees”) and security agreements (the “Security Agreements”) by each of the Company’s active subsidiaries, including but not limited to PowerSecure and PowerSecure’s subsidiaries, Southern Flow, Metretek Florida, and MGT. The Guarantees guaranty all of the obligations of the Company under the Credit Facility, and the Security Agreements grant to the Lenders a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.
     The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.
     On August 23, 2007, in connection with entering the Credit Agreement described above, the Company terminated its credit facility with FNBC (the “FNBC Credit Facility”). The FNBC Credit Facility was a $4.5 million secured revolving line of credit that previously constituted the Company’s primary credit facility and was scheduled to expire on September 1, 2007. The Company did not have any outstanding balance under the FNBC Credit Facility as of the date of termination.
4. Restructuring Charges
     On April 16, 2007, the Company’s founders, W. Phillip Marcum, the former Chairman of the Board, President and Chief Executive Officer of the Company, and A. Bradley Gabbard, the former Executive Vice President and Chief Financial Officer of the Company, retired from and terminated their employment with the Company. In conjunction with those retirements, on April 16, 2007, the Board of Directors elected and appointed Sidney Hinton, the President and Chief Executive Officer of PowerSecure, Inc., as the President and Chief Executive Officer of the

Company. Mr. Hinton has also retained his positions with PowerSecure.
     In connection with their retirement, Messrs. Marcum and Gabbard each entered into a Separation Agreement and Release with the Company (the “Separation Agreements”). The Separation Agreements were approved by the Compensation Committee of the Company’s Board of Directors. Under the Separation Agreements, the Company will pay Messrs. Marcum and Gabbard severance payments, for a period of three years for Mr. Marcum and two years for Mr. Gabbard, on regular payroll dates in aggregate amounts equal to $2,810,990, for Mr. Marcum, and $1,310,540 for Mr. Gabbard. The severance payments are payable as follows: $468,498 plus interest thereon of $11,712 to Mr. Marcum, and $327,635 plus interest thereon of $8,191 to Mr. Gabbard, was due on October 18, 2007 (the “Initial Payment Date”) and the remainder are due in equal installments over the severance period on the Company’s regular payroll dates. These severance payments were required by, and were established in accordance with, the employment agreements of Messrs. Marcum and Gabbard (the “Founder Employment Agreements”).
     The Company will also pay to Messrs. Marcum and Gabbard the “Incentive Compensation” (as such term is defined in the Founder Employment Agreements) payments required by the Founder Employment Agreements in an aggregate amount of $4,400,000 to Mr. Marcum and $3,600,000 to Mr. Gabbard. The Incentive Compensation to Messrs. Marcum and Gabbard are payable as follows: (i) $3,382,500 to Mr. Marcum and $2,767,500 to Mr. Gabbard (which amounts include interest at the simple rate of 5% per annum) on the Initial Payment Date, and (ii) the remaining $1,100,000 to Mr. Marcum and the remaining $900,000 to Mr. Gabbard on June 15, 2008, plus interest at the simple rate of five percent (5%) per annum.
     These Incentive Compensation payments are required under the Founder Employment Agreements and were intended, when originally entered into in 1991, to provide incentives for Messrs. Marcum and Gabbard to align their interests with the interests of stockholders and to enhance stockholder value. The formula for these payments was ten percent (10%) of the excess of the fair market value of the Company’s Common Stock upon termination over $10.08, which was the Company’s initial public offering price attributable to the Common Stock, as adjusted for the 1998 1-for-4 reverse stock split, multiplied by the number of Common Stock equivalents outstanding. Only Messrs. Marcum and Gabbard were entitled to payments under the Incentive Compensation Fund, which was triggered by their termination of employment.
     The Compensation Committee of the Board of Directors of the Company set $15.00 as the fair market value of the Common Stock for purposes of determining the Incentive Compensation payable to Messrs. Marcum and Gabbard under their Founder Employment Agreements. In establishing the fair market value of the Common Stock, the Compensation Committee received and relied upon a written opinion by Harris Williams & Co., dated April 16, 2007 (the “Harris Williams Opinion”). Based on this opinion, the Compensation Committee set $15.00 per share, which was the midpoint of the valuation range opined upon in the Harris

Williams Opinion, as the fair market value of the Common Stock. The Compensation Committee then rounded the resulting Incentive Compensation amount down to the nearest million dollars ($8 million).
     Messrs. Marcum and Gabbard have also entered into consulting agreements with the Company, pursuant to which they have agreed to provide their consulting services to the Company, as requested by the Company, for up to 25 hours per month, cumulative up to 50 hours, for a total gross consulting fee of $8,000 per month for Mr. Marcum and $7,500 for Mr. Gabbard. The consulting period is three years for Mr. Marcum and two years for Mr. Gabbard. The consulting fee is payable as follows: $49,200 to Mr. Marcum and $46,125 to Mr. Gabbard on the Initial Payment Date, and the remaining consulting fee will be paid over the remainder of the consulting period on the Company’s regular payroll dates.
     On April 24, 2007, the Company deposited into an escrow account with Zions First National Bank, as escrow agent, the sum of $1,630,272 for Mr. Marcum and $1,303,880 for Mr. Gabbard pursuant to an escrow agreement. The amounts represent the amounts payable to Messrs. Marcum and Gabbard on the Initial Payment Date less required tax withholdings. The escrowed funds were released from escrow on the Initial Payment Date and paid over to Messrs. Marcum and Gabbard by the escrow agent.
     The Separation Agreements also contain customary provisions regarding such matters as accelerated payments in the event of a change in control, interest and fees on late payments due, and similar matters.
     In connection with the restructuring, the Company has relocated its headquarters to PowerSecure’s offices in Wake Forest, North Carolina. The Company recorded a pre-tax non-recurring restructuring charge in the amount of $14,139,000 during the nine months ended September 30, 2007, which includes all amounts payable under the Separation Agreements as well as certain related costs. The restructuring charge also includes amounts the Company is obligated to pay to certain employees who were not relocated to the new corporate headquarters in Wake Forest, North Carolina, as well as early lease termination penalties the Company is obligated to pay on its existing office lease in Denver, Colorado. The Company expects the restructuring and relocation will result in annual savings of approximately $2.4 million, the effects of which will be recognized for accounting purposes as the savings is realized.
5. Employment and Non-Competition Agreement
     On August 15, 2007, the Company entered into an Employment and Non-Competition Agreement (the “Hinton Employment Agreement”) with Sidney Hinton, the President and Chief Executive Officer of the Company. The key terms of Mr. Hinton’s Employment Agreement include a five year term, with automatic one-year renewals, an increase in base salary, annual bonuses equal to 7% of PowerSecure’s cash flow from operations, a grant of 600,000 restricted shares of Common Stock, a $5 million life insurance policy, a disability insurance policy and an annuity upon his retirement. The Hinton Employment Agreement also provides for severance benefits equal to as much as three times the sum of his most recent base salary plus his average bonuses for the two years before and for the year of the date of termination, depending upon the circumstances of his termination.
          The 600,000 restricted shares of Common Stock were granted to Mr. Hinton pursuant to a restricted stock agreement. These restricted shares vest as follows:
•	A total of 300,000 restricted shares will “cliff vest” in their entirety on August 8, 2012, five years after the grant date, provided Mr. Hinton remains employed with the Company on that date.

•	The other 300,000 restricted shares vest in five equal annual installments, after the end fiscal 2007 and the subsequent four fiscal years, based on the Company achieving a performance target each year relating to its income from continuing operations, excluding restructuring charges related to the second quarter 2007 retirement of the Company’s founders and the relocation of the Company’s principal executive offices to Wake Forest, North Carolina.

•	Upon a change in control of the Company, all restricted shares remaining to vest will automatically vest.
          The fair value of the 600,000 restricted shares granted on August 15, 2007 was $7,404,000 and was recorded as deferred stock compensation expense and a reduction of stockholders’ equity. The fair value of the 300,000 cliff vesting shares is being amortized on a straight-line basis over the five year vesting period. The fair value of the performance vesting shares are amortized as the achievement of the performance criteria becomes probable. Stock compensation expense in the amount of $246,800 has been reflected in the statement of operations for the three and nine month periods ended September 30, 2007.
6. Discontinued Operations
          In June 2007, the Company determined that the recovery value of the remaining assets of its discontinued MCM operations was permanently impaired. Accordingly, the remaining balance of the assets of discontinued operations, net of cash received upon resolution of a disputed receivable, was written off resulting in a loss from disposal of discontinued operations during the nine months ended September 30, 2007, in the amount of $140,490. There are no remaining assets or liabilities of the discontinued MCM operations recorded on the books of the Company at September 30, 2007.
7. Income Taxes
          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At January 1, 2007, the total amount of unrecognized tax benefits for open tax years dating back to 2003 was approximately $3.4 million, nearly all of which, if recognized would affect our effective tax rate. The cumulative effect of adopting FIN 48 of $348,000 was recorded as an increase to accumulated deficit, which includes interest and penalties of $107,000. The Company recognizes interest and penalties related to our tax contingencies as income tax expense. The total liabilities for unrecognized tax benefits relate primarily to the allocation of costs among the Company’s operating subsidiaries.
8. Share-Based Compensation
     The Company accounts for share-based compensation in accordance with FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), which it adopted January 1, 2006, using the modified prospective transition method. Under FAS 123(R) compensation cost for all stock-based awards is measured at the fair value on date of grant and recognized over the service period for awards expected to vest, net of estimated forfeitures. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model.
     The Company maintains stock plans under which the Company may grant stock awards, incentive stock options, and nonqualified stock options to employees and officers, consultants, and non-employee directors. Nonqualified stock options have been granted in prior years to the Company’s directors (which currently vest over two years) under both our 1991 Directors’ Stock Plan and under the Company’s 1998 Stock Plan. Nonqualified and incentive stock options have been granted in prior years to the Company’s officers and employees (which generally vest over periods up to five years) under the Company’s 1991 Stock Option Plan and the Company’s 1998 Stock Plan. At September 30, 2007, there were 123,283 options available for grant under the Company’s 1998 Stock Plan, while no options can be granted in the future under the Company’s 1991 Stock Plans.
     Pursuant to the requirements of FAS 123(R), net income for the three months ended September 30, 2007 and 2006 includes $312,710 and $209,921 of compensation costs, respectively, related to outstanding stock options and $246,800 and $16,500, respectively, of compensation costs related to restricted stock awards that vested during the period. Net income for the nine months ended September 30, 2007 and 2006 includes $780,686 and $340,628 of compensation costs, respectively, related to outstanding stock options and $246,800 and $33,000, respectively, of compensation costs related to restricted stock awards that vested during the period. There were no net income tax benefits related to the Company’s stock-based compensation arrangements during the three and nine month periods ended September 30, 2007 and 2006 because a valuation allowance has been provided for 100% of the Company’s net deferred tax assets. All of the stock-based compensation expense is included in general and administrative expenses for each reporting period.

     A summary of option activity for the nine months ended September 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085,344	$4.61
Granted—Directors	37,500	12.72
Granted—Employees	25,000	12.29
Exercised	(402,058)	2.67
Canceled	—	—
Forfeited	(13,750)	8.26

Balance, September 30, 2007	1,732,036	$5.30	6.20	$7.23

Exercisable, September 30, 2007	1,321,911	$3.84	5.56	$8.71

          A summary of option activity for the nine months ended September 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted—Directors	22,500	14.78
Granted—Employees	271,000	12.62
Exercised	(473,669)	2.53
Canceled	—	—
Forfeited	(12,500)	8.57

Balance, September 30, 2006	2,096,474	$4.42	6.74	$7.52

Exercisable, September 30, 2006	1,544,932	$3.00	5.90	$8.94

          The weighted average grant date fair value of the 37,500 options granted to directors during the nine months ended September 30, 2007 was $8.29. The weighted average grant date fair value of the 22,500 options granted to the Company’s directors during the nine months ended September 30, 2006 was $11.22. The weighted average grant date fair value of the 25,000 options granted to employees during the nine months ended September 30, 2007 was $8.00. The weighted average grant date fair value of the 271,000 options granted to employees during the nine months ended

September 30, 2006 was $8.33. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	September 30,		September 30,
	2007		2006
Expected stock price volatilility	75.7%		88.0%
Risk Free interest rate	5.09%		4.68%
Annual dividends	$—		$—
Expected life — employees	5	years	4.1	years
Expected life — directors	5	years	6	years
          The fair value of the stock option grants are amortized over the applicable vesting period using the straight-line method and assuming a forfeiture rate of 5%.
          At September 30, 2007 and December 31, 2006, there was $2,172,000 and $2,409,000, respectively, of total unrecognized compensation costs related to stock options. These costs at September 30, 2007 are expected to be recognized over a weighted average period of 1.68 years.
          During the three months ended September 30, 2007 and 2006, the total intrinsic value of stock options exercised was $2,398,000 and 520,000, respectively, and the total fair value of stock awards vested was $164,000 and $36,000, respectively. During the nine months ended September 30, 2007 and 2006, the total intrinsic value of stock options exercised was $4,421,000 and 5,254,000, respectively, and the total fair value of stock awards vested was $861,000 and $245,000, respectively.
          Cash received from stock option exercises for the three months ended September 30, 2007 and 2006 was $621,000 and $285,000, respectively. Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $1,022,000 and $1,198,000, respectively.
9. Commitments and Contingencies and Income from Litigation Settlements
          Income from Litigation Settlements – In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against the Company and certain affiliates and parties unrelated to the Company. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which MGT was the managing trustee. A settlement to fully resolve all claims by the class against the Company and its affiliates was submitted and granted final approval by the district court on June 11, 2004. The loss that occurred as a result of the class action and settlement was recorded by the Company in the fourth quarter of 2002. All obligations of the Company under the settlement were extinguished during the second quarter of 2006.
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
          The Company agreed to settlements with four of the Other Parties during the fourth quarter of 2006 and with the remaining Other Parties in 2007. As a result of the settlements with the Other Parties, the Company recorded income in the amount of $343,000 during 2006, and additional income in the amount of $385,000 during the nine months ended September 30, 2007 (of which $107,000 was recorded during the three months ended September 30, 2007). Through September 30, 2007, the Company has received $737,000 in payment from the settlements and incurred $9,000 in settlement related expenses. All of the Other Party Claims have been settled and no additional amounts are payable to the Company at September 30, 2007.
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
          Preferred Stock Redemption—During the nine months ended September 30, 2007, the Company retired an additional 150 shares of its Series B Preferred Stock at a redemption value of $220,000. The balance of the unpaid redemption obligation at September 30, 2007 and December 31, 2006, was $104,000 and $324,000, respectively, and is included in accrued and other liabilities in the accompanying consolidated balance sheets.

10. Segment Information
          The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company’s reportable business segments include: distributed generation; natural gas measurement services; and automated energy data collection and telemetry.
          Distributed Generation – The operations of the Company’s distributed generation segment are conducted by PowerSecure. PowerSecure commenced operations in September 2000. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2007, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a “turnkey” basis, where the customer purchases the systems from PowerSecure.
          Since 2005, PowerSecure has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. PowerSecure’s Federal business unit concentrates on marketing its products and services to federal customers, primarily in conjunction with our utility alliances. Reid’s Trailer, Inc., builds trailers for the transportation of goods and equipment, an element in PowerSecure’s mobile distributed generation equipment business strategy. Late in the third quarter 2007, PowerSecure launched a new majority-owned subsidiary, EfficientLights, that will design and manufacture lighting solutions specifically aimed at substantially reducing the energy consumed in lighting grocery stores.
          Each of these new PowerSecure business units operates in a distinct market with distinct technical disciplines, but share a common customer base which PowerSecure services and grows through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results.
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

Summarized Segment Financial Information
(all amounts reported in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
PowerSecure	$22,128	$28,221	$62,257	$68,964
Southern Flow	4,101	3,941	11,979	12,255
Metretek Florida	1,513	964	3,708	2,549
Other	269	320	1,112	753

Total	$28,011	$33,446	$79,056	$84,521

Segment profit (loss):
PowerSecure	$1,576	$2,767	$2,349	$6,563
Southern Flow	789	710	2,150	2,196
Metretek Florida	292	(5)	485	(134)
Other	(609)	(1,038)	(15,541)	(2,394)

Total	$2,048	$2,434	$(10,557)	$6,231

Capital expenditures:
PowerSecure	$291	$1,759	$842	$2,587
Southern Flow	128	26	334	72
Metretek Florida	11	20	66	21
Other	—	—	—	28

Total	$430	$1,805	$1,242	$2,708

Depreciation and amortization:
PowerSecure	$332	$228	$927	$446
Southern Flow	37	30	104	90
Metretek Florida	10	29	29	90
Other	17	19	53	57

Total	$396	$306	$1,113	$683

	September 30,
	2007	2006
Total assets:
PowerSecure	$82,343	$49,907
Southern Flow	12,704	11,564
Metretek Florida	4,725	3,875
Other	7,340	19,028

Total	$107,112	$84,374

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
          The following discussion of our results of operations for the three and nine month periods ended September 30, 2007 (referred to herein as the “third quarter 2007” and “nine month period 2007”, respectively) and 2006 (referred to herein as the “third quarter 2006” and “nine month period 2006”, respectively) and of our financial condition as of September 30, 2007 should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.
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
          PowerSecure is an expanding company that has developed a series of businesses centered around distributed generation, with a core turnkey distributed generation business. Since late 2005, PowerSecure has received several significant orders from its largest customer, Publix Super Markets, Inc., that have resulted in numerous projects in PowerSecure’s core business generating a majority of PowerSecure’s revenues in 2006 and to date in 2007.
          In addition, since 2005, PowerSecure has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. PowerSecure’s Federal business unit concentrates on marketing its products and services to federal customers, primarily in conjunction with our utility alliances. Reid’s Trailer, Inc., builds trailers for the transportation of goods and equipment, an element in PowerSecure’s mobile distributed generation equipment business strategy. Late in the third quarter 2007, PowerSecure launched a new majority-owned subsidiary, EfficientLights, that will design and manufacture lighting solutions specifically aimed at substantially reducing the energy consumed in lighting grocery stores.
          Even with the addition of these business units and acquisitions, PowerSecure is still in large part dependent upon the size and timing of the receipt of orders for, and of the completion of, its projects, and its results of operations can be significantly impacted by large, individual projects.
          During the third quarter 2007, PowerSecure’s revenues and segment profit declined compared to the third quarter 2006. As a rapidly growing business with several new business units, PowerSecure’s revenues and financial results can fluctuate significantly on a quarter-to-quarter and period-to-period basis due to the number, size and timing of its projects and the percentage completion of its in-progress projects. PowerSecure’s results of operations in the third quarter 2007 were due, in large part, to such fluctuation. During the third quarter 2007, PowerSecure’s revenues were $22,128,000 (of which $13,035,000 was attributable to the Publix projects), a decrease of $6,093,000, or 22%, compared to the third quarter 2006. While PowerSecure’s backlog of work that it has been awarded continues to increase (currently in excess of $100,000,000), the timing of the work performed and the effect of the percentage of completion of in-process projects during the third quarter 2007 resulted in the decrease in revenues and segment profit compared to the third quarter 2006.
          Southern Flow is a well established, strong and expanding oil field services company that renders natural gas measurement and other services to oil and gas production companies. During the third quarter 2007, Southern Flow’s revenues increased by $160,000, or 4%, as compared to the third quarter 2006, due to the strength of the oil and gas industry.
          Metretek Florida has been in operation since 1977 with a core business of designing, manufacturing and selling data collection and energy measurement monitoring systems. Metretek Florida’s future results of operations will be largely dependent upon its ability to successfully address its core markets, as well as its ability to generate incremental sales from certain new markets into which it has recently introduced new telemetry products. Metretek Florida’s revenues increased by $549,000, or 57%, during the third quarter 2007 as compared to the third quarter 2006, as a result of improved market success for its M2M business.
          Our cash and cash equivalents balance was $26,594,000 at September 20, 2007 compared to $6,824,000 at June 30, 2007. The improvement in the balance of our cash and cash equivalents reflects a number of factors, including substantial collections on our trade receivables during the third quarter 2007.
          On August 15, 2007, we entered into an Employment and Non-Competition Agreement with Sidney Hinton, the President and Chief Executive Officer of the Company. The key terms of Mr. Hinton’s Employment Agreement include a five year term, with automatic one-year renewals, an increase in base salary, annual bonuses equal to 7% of PowerSecure’s cash flow from operations, a grant of 600,000 shares of restricted common stock, a $5 million life insurance policy, a disability insurance policy, an annuity upon his retirement, and severance benefits. The fair value of the 600,000 shares granted on August 15, 2007 was $7,404,000 and was recorded as deferred compensation expense and a reduction of stockholders’ equity. The fair value of the 300,000 cliff vesting shares is being amortized on a straight-line basis over the five year vesting period. The fair value of the 300,000 performance vesting shares are amortized as the achievement of the performance criteria becomes probable. Stock compensation expense in the amount of $246,800 has been reflected in the statement of operations for the three and nine month periods ended September 30, 2007.
          On August 23, 2007, we entered into a credit agreement with Citibank, N.A., and other lenders, providing for a $25 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our subsidiaries and secured by all of our assets and the assets of our subsidiaries. The credit facility matures on August 23, 2010. The Credit Facility is a refinancing and expansion of our prior credit facility with First National Bank of Colorado. The credit facility is expected to be used primarily to fund the growth and expansion of PowerSecure, as well as the growth of Southern Flow. We have not borrowed any funds on the credit facility through September 30, 2007.
          Due principally to a decrease in revenues at our PowerSecure operating segment, our consolidated revenues during the third quarter 2007 decreased by $5,435,000, representing a 16% decline over third quarter 2006 consolidated revenues. We recorded net income of $2,655,000 during the third quarter 2007. Our third quarter 2007 results also included equity in income from MM 1995-2 in the amount of $656,000. This compares to net income of

$2,911,000 during the third quarter 2006, which included $627,000 equity in income of MM 1995-2.
          During the nine month period 2007, PowerSecure’s revenues and segment profit decreased compared to the nine month period 2006 primarily due to factors discussed above in reference to the third quarter 2007. During the nine month period 2007, PowerSecure’s revenues were $62,257,000 (of which $34,932,000 was attributable to the Publix projects), a decrease of $6,707,000, or 10%, compared to the nine month period 2006.
          During the nine month period 2007, Southern Flow’s revenues decreased by $276,000, or 2%, as compared to the nine month period 2006. While Southern Flow is benefiting from a strong oil and gas market, its nine month period 2007 results are below the nine month period 2006 results only because of strong, non-recurring equipment sales in the nine month period 2006 to customers repairing damage from Hurricanes Rita and Katrina in late 2005.
          Metretek Florida’s revenues increased by $1,159,000, or 45%, during the nine month period 2007 as compared to the nine month period 2006, as a result of improved market success for its M2M business.
          During the nine month period 2007, we incurred nonrecurring restructuring charges in the amount of $14,139,000 related to the retirement of the two founders of our Company, the severance, consulting and incentive compensation incurred in connection with their employment and separation agreements, and the relocation of our corporate offices from Denver to PowerSecure’s offices in Wake Forest, North Carolina, including severance benefits payable to personnel who were not relocated. In connection with our severance obligations, in the second quarter 2007 we paid $2,934,000 over to escrow accounts for the benefit of our retired founders, and we will be discharging our remaining payment obligations thereunder through 2009.
          During the nine month period 2007, we recorded income from litigation settlements in the amount of $385,000 (including $107,000 during the third quarter 2007) representing our share of litigation claims settled in 2007. All of the claims subject to litigation in this matter have now been settled and we have received all of the proceeds from the settlements.
          Due principally to a decrease in revenues at PowerSecure, our consolidated revenues during the nine month period 2007 decreased by $5,465,000, or 6%, over the nine month period 2006 consolidated revenues. We recorded a net loss of $8,967,000 during the nine month period 2007. This net loss was primarily attributable to the $14,139,000 of nonrecurring restructuring charges we incurred during the nine month period 2007. Our nine month period 2007 results also included equity in income from MM95-2 in the amount of $1,977,000 and a loss from the discontinued operations of MCM in the amount of $140,000. This compares to net income of $7,775,000 during the nine month period 2006, which included $1,803,000 equity in income of MM 1995-2 (net of minority interests), no restructuring charges and no loss from discontinued operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(all amounts reported in thousands)
Revenues:
PowerSecure	$22,128	$28,221	$62,257	$68,964
Southern Flow	4,101	3,941	11,979	12,255
Metretek Florida	1,513	964	3,708	2,549
Other	269	320	1,112	753

Total	$28,011	$33,446	$79,056	$84,521

Gross Profit:
PowerSecure	$7,038	$7,468	$17,833	$18,337
Southern Flow	1,101	$1,092	$3,291	$3,377
Metretek Florida	818	510	2,141	1,474

Total	$8,957	$9,070	$23,265	$23,188

Segment Profit (Loss):
PowerSecure	$1,576	$2,767	$2,349	$6,563
Southern Flow	789	710	2,150	2,196
Metretek Florida	292	(5)	485	(134)
Other	(609)	(1,038)	(15,541)	(2,394)

Total	$2,048	$2,434	$(10,557)	$6,231

          We have three reportable segments. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Our reportable business segments are distributed generation, natural gas measurement services and automated energy data management.
          The operations of our distributed generation segment are conducted by PowerSecure. The primary elements of PowerSecure’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. PowerSecure markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through September 30, 2007, the majority of PowerSecure’s revenues have been generated from sales of distributed generation systems on a turnkey basis, where the customer purchases the systems from PowerSecure.
          PowerSecure is an expanding company that has developed a series of businesses centered around distributed generation, with a core turnkey distributed generation business. Since late 2005, PowerSecure has received several significant orders from its largest customer, Publix Super Markets, Inc., that have resulted in numerous projects in PowerSecure’s core business generating a majority of PowerSecure’s revenues in 2006 and to date in 2007.

          In addition, since 2005, PowerSecure has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to PowerSecure’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to PowerSecure’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. PowerSecure’s Federal business unit concentrates on marketing its products and services to federal customers, primarily in conjunction with our utility alliances. Reid’s Trailer, Inc., builds trailers for the transportation of goods and equipment, an element in PowerSecure’s mobile distributed generation equipment business strategy. Late in the third quarter 2007, PowerSecure launched a new majority-owned subsidiary, EfficientLights, that will design and manufacture lighting solutions specifically aimed at substantially reducing the energy consumed in lighting grocery stores.
          Each of PowerSecure’s business units operates in a separate market with distinct technical disciplines, but all of these business units share a common customer base which PowerSecure services and grows through shared resources and customer leads. Accordingly, these units are included within PowerSecure’s segment results.
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

     Third Quarter 2007 Compared to Third Quarter 2006
     Revenues. Our revenues are derived almost entirely from the sales of products and services by our subsidiaries. Our consolidated revenues for the third quarter 2007 decreased $5,435,000, or 16%, compared to the third quarter 2006 due primarily to a decrease in revenues at PowerSecure, partially offset by increases in revenues at Southern Flow and Metretek Florida.
     PowerSecure’s revenues are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. PowerSecure’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. PowerSecure’s revenues decreased $6,093,000, or 22%, during the third quarter 2007 compared to the third quarter 2006. The decrease in PowerSecure’s revenues during the third quarter 2007 compared to the third quarter 2006 was due to a $4,102,000 decrease in its revenues from its largest customer, Publix, and a decrease of $1,991,000 in revenues from other customers. While PowerSecure’s backlog of work that it has been awarded continues to increase (currently in excess of $100,000,000), the timing of the work performed and the effect of the percentage of completion of in-process projects during the third quarter 2007 resulted in the decrease in revenues compared to the third quarter 2006.
     Southern Flow’s revenues increased $160,000, or 4%, during the third quarter 2007, as compared to the third quarter 2006, due to a $239,000 increase in field and service related revenues, partially offset by a decline in equipment sales. The increase in field and other service related revenue in the third quarter 2007 is due to continued favorable market conditions in the oil and gas sector. The decline in equipment sales is due to third quarter 2006 sales activity related to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in the third quarter 2007.
     Metretek Florida’s revenues increased by $549,000, or 57%, during the third quarter 2007 compared to the third quarter 2006 due to improved market success for its M2M business as well as normal fluctuations in its business as it continues to develop its M2M business and take advantage of new sales opportunities. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as it continues to develop its M2M business.
     Other revenues decreased $51,000 during the third quarter 2007, as compared to the third quarter 2006. This decrease was comprised principally of a decline in interest earned on cash and cash equivalents balances, the average balance of which also declined during the third quarter 2007 compared to the third quarter 2006.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Quarter-over-Quarter
	Quarter Ended September 30,		Difference
	2007	2006	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
PowerSecure	$15,090	$20,752	$(5,662)	-27%
Southern Flow	3,000	2,849	151	5%
Metretek Florida	695	454	241	53%

Total	18,785	24,055	(5,270)	-22%

General and administrative	5,205	5,536	(331)	-6%
Selling, marketing and service	1,358	936	422	45%
Depreciation and amortization	396	306	90	29%
Research and development	199	163	36	22%
Interest, finance charges and other	20	14	6	43%
Income taxes	162	150	12	8%
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 22% decrease in cost of sales and services for the third quarter 2007, compared to the third quarter 2006, was attributable almost entirely to the decrease in sales at PowerSecure.
     The 27% decrease in PowerSecure’s costs of sales and services in the third quarter 2007 is a result in part from the 22% decrease in PowerSecure’s revenues as well as a result of the factors leading to the improvement in PowerSecure’s gross profit margin. PowerSecure’s gross profit margin increased to 31.8% during the third quarter 2007, as compared to 26.5% during the third quarter 2006. The favorable increase in PowerSecure’s gross profit margin during the third quarter 2007 was due to improved efficiency in our operations, the geographic density of our projects which allowed us to better control and minimize expenses and labor costs, improved management of material costs, and an increase in sales of higher margin products and services.
     The 5% increase in Southern Flow’s costs of sales and services in the third quarter 2007 is the result of the 4% increase in its revenues. Southern Flow’s gross profit margin decreased to 26.8% for the third quarter 2007, compared to 27.7% during the third quarter 2006, which is within the range of normal fluctuations for Southern Flow.
     The 53% increase in Metretek Florida’s costs of sales and services in the third quarter 2007 is due to the 57% increase in its revenues. Metretek Florida’s gross profit margin increased to 54.1% for the third quarter 2007, compared to 52.9% during the third quarter 2006, which is within the range of normal fluctuations for Metretek Florida.
     General and administrative expenses include personnel and related overhead costs for the support and administrative functions. The 6% decrease in general and administrative expenses in the third quarter 2007, as compared to the third quarter 2006, was due to a decline in corporate overhead costs related to reduced personnel costs resulting from the recent corporate restructuring partially offset by increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business.

     Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 45% increase in selling, marketing and service expenses in the third quarter 2007, as compared to the third quarter 2006, was due primarily to increased personnel and commission costs at PowerSecure.
     Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets that do not have indefinite useful lives. The 29% increase in depreciation and amortization expenses in the third quarter 2007, as compared to the third quarter 2006, primarily reflects an increase in depreciable assets acquired by PowerSecure in the latter portions of fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by PowerSecure in the third quarter of 2006.
     Research and development expenses, most of which relate to activities at Metretek Florida, include payments to third parties, wages and related expenses for personnel, materials costs and related overhead costs related to product and service development, enhancements, upgrades, testing and quality assurance. Historically, our research and development expenses have been incurred primarily at Metretek Florida. During the third quarter 2007, however, PowerSecure incurred approximately $6,000 of development expenses for which there was no similar expenditure in the third quarter 2006. The 22% increase in research and development expenses in the third quarter 2007, as compared to the third quarter 2006, primarily reflects the product development costs incurred by PowerSecure together with increased personnel related expenses at Metretek Florida.
     Interest, finance charges and other expenses include interest and finance charges on our credit facility as well as other non-operating expenses. The 43% increase in interest, finance charges and other expenses in the third quarter 2007, as compared to the third quarter 2006, reflects the unused line fee and amortization of financing costs related to our new credit facility.
     Income tax expenses include state income taxes in various state jurisdictions in which we have taxable activities as well as federal alternative minimum tax. Historically, we have incurred no federal income tax expense because of our consolidated net operating losses. Since the second half of fiscal 2006, however, we have incurred federal alternative minimum tax. The increase in income taxes in the third quarter 2007, as compared to the third quarter 2006, was due to increases in state income taxes incurred by PowerSecure and Southern Flow in states in which they generated taxable income as well as federal alternative minimum tax.
     Equity in Income of Unconsolidated Affiliate. We record equity in income of unconsolidated affiliate due to our ownership of a minority interest in MM 1995-2. During the third quarter 2007, our equity in income of unconsolidated affiliate increased by $29,000, or 5%, over the third quarter 2006. The performance of MM 1995-2, and our equity in the income of MM 1995-2, was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates.

Nine Month Period 2007 Compared to Nine Month Period 2006
     Revenues. Our consolidated revenues for the nine month period 2007 decreased $5,465,000, or 6%, compared to the nine month period 2006 due primarily to decreases in revenues at PowerSecure and Southern Flow, partially offset by an increases in Metretek Florida revenue and other revenues.
     PowerSecure’s revenues decreased $6,707,000, or 10%, during the nine month period 2007 compared to the nine month period 2006. The decrease in PowerSecure’s revenues during the nine month period 2007 compared to the nine month period 2006 was due to a decrease in Publix related revenues of $3,509,000 and a decrease revenues from other customers of $3,198,000. While PowerSecure’s backlog of work that it has been awarded continues to increase (currently in excess of $100,000,000), the timing of the work performed and the effect of the percentage of completion of in-process projects during the nine month period 2007 resulted in the decrease in revenues compared to the nine month period 2006.
     Southern Flow’s revenues decreased $276,000, or 2%, during the nine month period 2007, as compared to the nine month period 2006, due to a $930,000 decline in equipment sales, partially offset by an increase of $655,000 in field and service related revenues. The decline in equipment sales is due to nine month period 2006 sales activity related to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in the nine month period 2007. The increase in field and other service related revenue in the nine month period 2007 is due to continued favorable market conditions in the oil and gas sector.
     Metretek Florida’s revenues increased by $1,159,000, or 45%, during the nine month period 2007 compared to the nine month period 2006 due to normal fluctuations in its business as it continues to develop its M2M business and take advantage of new sales opportunities. As discussed below under “—Quarterly Fluctuations”, Metretek Florida’s revenues have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as it continues to develop its M2M business.
     Other revenues increased $359,000 during the nine month period 2007, as compared to the nine month period 2006. This increase was comprised principally of insurance proceeds from a fire claim at Southern Flow as well as interest earned on cash and cash equivalents balances which resulted from the net proceeds of our 2006 private placement which occurred in the second quarter 2006.
     Costs and Expenses. The following table sets forth our costs and expenses during the periods indicated:

			Period-over-Period
	Nine Months Ended September 30,		Difference
	2007	2006	$	%
	(In thousands)
Costs and Expenses:
Costs of Sales and Services
PowerSecure	$44,424	$50,627	$(6,203)	-12%
Southern Flow	8,688	8,878	(190)	-2%
Metretek Florida	1,567	1,075	492	46%

Total	54,679	60,580	(5,901)	-10%

General and administrative	15,714	13,474	2,240	17%
Selling, marketing and service	3,233	2,868	365	13%
Depreciation and amortization	1,113	683	430	63%
Research and development	698	536	162	30%
Restructuring charges	14,139	—	14,139	na
Interest, finance charges and other	36	149	(113)	-76%
Income taxes	638	262	376	144%
     The overall 10% decrease in cost of sales and services for the nine month period 2007, compared to the nine month period 2006, was attributable almost entirely to the decrease in sales at PowerSecure and Southern Flow.
     The 12% decrease in PowerSecure’s costs of sales and services in the nine month period 2007 is almost entirely a direct result of the 10% decrease in its revenues. PowerSecure’s gross profit margin increased to 28.6% during the nine month period 2007, as compared to 26.6% during the nine month period 2006. The gross profit margins during both nine month periods are slightly lower than PowerSecure’s normal gross profit margin reflecting some embedded margin reduction priced into the Publix projects to induce those large orders as well as higher than expected material costs during those periods. The improvement in PowerSecure’s gross profit margin during the nine month period 2007 as compared to the nine month period 2006 was due to improved efficiency in our operations, the geographic density of our projects which allowed us to better control and minimize expenses and labor costs, improved management of material costs, and an increase in sales of higher margin products and services.
     The 2% decrease in Southern Flow’s costs of sales and services in the nine month period 2007 is the result of the 2% decrease in its revenues. Southern Flow’s gross profit margin decreased slightly to 27.5% for the nine month period 2007, compared to 27.6% during the nine month period 2006, which is within the range of normal fluctuations for Southern Flow.
     The 48% increase in Metretek Florida’s costs of sales and services in the nine month period 2007 is due to the 45% increase in its revenues. Metretek Florida’s gross profit margin decreased slightly to 57.7% for the nine month period 2007, compared to 57.8% during the nine month period 2006, which is within the range of normal fluctuations for Metretek Florida.
     The 17% increase in general and administrative expenses in the nine month period 2007, as compared to the nine month period 2006, was due to increases in personnel and related overhead costs associated with the development and growth of PowerSecure’s business.

     The 13% increase in selling, marketing and service expenses in the nine month period 2007, as compared to the nine month period 2006, was due primarily to increased personnel and commission costs at PowerSecure and at Metretek Florida.
     The 63% increase in depreciation and amortization expenses in the nine month period 2007, as compared to the nine month period 2006, primarily reflects an increase in depreciable assets acquired by PowerSecure in the latter portions of fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by PowerSecure in the third quarter of 2006.
     The 30% increase in research and development expenses in the nine month period 2007, as compared to the nine month period 2006, primarily reflects the product development costs incurred by PowerSecure together with increased personnel related expenses at Metretek Florida.
     Restructuring charges of $14,139,000 during the nine month period 2007, include the severance, consulting and incentive compensation incurred in connection with the employment and separation agreements related to the retirement of our two founders, and costs associated with the relocation of our corporate offices from Denver to PowerSecure’s offices in Wake Forest, North Carolina, including severance benefits payable to personnel who were not relocated.
     The 76% decrease in interest, finance charges and other expenses in the nine month period 2007, as compared to the nine month period 2006, reflects the repayment of all of our long-term debt obligations, during the second quarter 2006.
     The 144% increase in income taxes in the nine month period 2007, as compared to the nine month period 2006, was due to increases in state income taxes incurred by PowerSecure and Southern Flow in states in which they generated taxable income as well as federal alternative minimum tax.
     Equity in Income of Unconsolidated Affiliate. During the nine month period 2007, our equity in income of unconsolidated affiliate increased by $171,000, or 9%, over the nine month period 2006, net of minority interests held by others in 2006. The performance of MM 1995-2, and our equity in the income of MM 1995-2, was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates.
     Income from Litigation Settlements. During the fourth quarter of fiscal 2006, we agreed to settlements of outstanding litigation claims against some of the other parties involved in a class action lawsuit that we had previously settled with the class. As a result of these settlements, we recorded income from litigation settlements in the amount of $343,000 during fiscal 2006. During the nine month period 2007, we settled with all of the other remaining parties and we recorded additional income from litigation settlements in the amount of $385,000. No additional claims are outstanding at September 30, 2007.

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
     Over PowerSecure’s seven year operating history, its revenues, costs, gross margins, cash flow, net income and other operating results have varied from quarter-to-quarter, period-to-period and year-to-year for a number of reasons, including the factors mentioned above, and we expect such fluctuations to continue in the future. PowerSecure’s revenues depend in large part upon the timing and the size of projects awarded to PowerSecure, such as the recent significant orders received by PowerSecure, and the timing of the completion of those projects. As PowerSecure develops new related lines of business, its revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in PowerSecure’s quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. To date, the majority of PowerSecure’s revenues have consisted of non-recurring revenues.
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
     Cash Flow. We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings on other project or term loans, and proceeds from private and public sales of equity. At September 30, 2007, we had working capital of $34,115,000, including $26,594,000 in cash and cash equivalents, compared to working capital of $38,844,000 on December 31, 2006, which included $15,916,000 in cash and cash equivalents. At September 30, 2007, we had $25,000,000 of additional borrowing capacity and at December 31, 2006, we had $4,500,000 of additional borrowing capacity from our credit facilities available to support working capital needs.
     Net cash provided by operating activities was $11,121,000 in the nine month period 2007, consisting of approximately $7,539,000 of cash provided by operations, before changes in assets and liabilities, approximately $3,580,000 of cash provided by changes in working capital and other asset and liability accounts (including $3,686,000 of cash used to fund a portion of the severance obligations of our retired founders) and approximately $2,000 of cash provided by discontinued operations of MCM. This compares to net cash used in operating activities of $4,651,000 in the nine month period 2006, consisting of approximately $7,625,000 of cash provided by operations, before changes in assets and liabilities, approximately $12,324,000 of cash used by changes in working capital and other asset and liability accounts, and approximately $48,000 of cash provided by discontinued operations of MCM.
     Net cash used in investing activities was $1,240,000 in the nine month period 2007, as compared to net cash used in investing activities of $3,952,000 in the nine month period 2006. The majority of the net cash used by investing activities during the nine month period 2007 was attributable to the purchase of equipment at PowerSecure and Southern Flow and the purchase of software at PowerSecure. The net cash used by investing activities during the nine month period 2006 was attributable to contract rights acquired by PowerSecure, the purchase of our additional investment in our unconsolidated affiliate, and the purchase of equipment and leasehold improvements at PowerSecure.
     Net cash provided by financing activities was $797,000 in the nine month period 2007, compared to net cash provided by financing activities of $24,420,000 in the nine month period 2006. The majority of the net cash provided by financing activities during the nine month period 2007 was attributable to proceeds from the exercise of stock options, partially offset by cash payments on our preferred stock redemptions. The majority of the net cash provided by financing activities during the nine month period 2006 was attributable to cash proceeds from a private placement of 2,012,548 shares of our common stock at a price of $14.00 per share, raising gross proceeds of $28,176,000, partially offset by net payments on our line of credit and principal payments on our long-term notes payable.
     Our research and development expenses totaled $698,000 during the nine month period 2007 compared to $536,000 during the nine month period 2006. The majority of our nine month period 2007 research and development expenses were directed toward the enhancement of Metretek Florida’s business, including the development of its M2M communications products. During fiscal 2007, we plan to continue our research and development efforts to enhance our existing products and services and to develop new products and services. We anticipate that our research and development expenses in fiscal 2007 will total approximately $890,000, the majority of which will be directed to Metretek Florida’s business.
     Our capital expenditures during the nine month period 2007 were approximately $1,242,000, of which $842,000 was incurred at PowerSecure. Our nine month period 2007 capital expenditures also included $334,000 incurred at Southern Flow, largely to replace equipment items lost or damaged in a fire at its facility in Lafayette, Louisiana. During the nine month period 2006, our capital expenditures were approximately $2,708,000, the vast majority of which was incurred for the purchase of contract rights, miscellaneous equipment items and leasehold improvements at PowerSecure. We anticipate capital expenditures in fiscal 2007 of approximately $1.5 million, the vast majority of which will be for the benefit of the business of PowerSecure. In addition, we may incur up to an additional $700,000 in capital expenditures for PowerSecure’s shared savings distributed generation projects during fiscal 2007.
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
     On April 24, 2007, we deposited into an escrow account with Zions First National Bank, as escrow agent, the sum of $1,630,272 for Mr. Marcum and $1,303,880 for Mr. Gabbard pursuant to an escrow agreement. The amounts represent the amounts payable to Messrs. Marcum and Gabbard on the Initial Payment Date less required tax withholdings. The escrowed funds were released from escrow on October 18, 2007 and paid over to Messrs. Marcum and Gabbard by the escrow agent.
     In connection with the restructuring, we have relocated our headquarters to PowerSecure’s offices in Wake Forest, North Carolina. We recorded a pre-tax non-recurring restructuring charge in the amount of $14,139,000 during the nine months ended September 30, 2007, which includes all amounts payable under the various separation agreements as well as certain related costs. The restructuring charge also includes amounts we are obligated to pay to certain employees who were not relocated to the new corporate headquarters in Wake Forest, North Carolina, as well as early lease termination penalties and other charges we are obligated to pay as a result of our relocation. Through September 30, 2007, we have paid $3,686,000 of our total severance obligations. We expect the restructuring and relocation will result in annual savings of approximately $2.4 million, the effects of which will be recognized for accounting purposes as those savings are realized.
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
     With respect to any equipment financed by Caterpillar, PowerSecure must make a 10% cash down payment of the purchase price and grant to Caterpillar a first priority security interest in the equipment being financed as well as other equipment related to the project. At September 30, 2007, PowerSecure had the full $7.5 million available for additional equipment purchases under the equipment line of credit.
     Working Capital Credit Facility. On August 23, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for a $25 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by our assets and the assets of our subsidiaries. The credit facility matures on August 23, 2010. The Credit Facility is a refinancing and expansion of the Company’s prior credit facility with First National Bank of Colorado (“FNBC”). The Credit Facility is expected to be used primarily to fund the growth and expansion of PowerSecure, as well as the growth of Southern Flow.
     While the credit facility primarily functions as a $25 million revolving line of credit, we can carve out up to three term loans, in an aggregate amount of up to $5 million, to fund acquisitions, with each term loan having the tenor and amortization of seven years and maturing on August 23, 2015 (if made before August 23, 2007) or August 23, 2016 (if made on or after August 23, 2008. Any amounts borrowed under any term loans reduce the aggregate amount of the revolving loan available for borrowing.
     Outstanding balances under the Credit Facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated earnings before interest, taxes, deprecation and amortization (“EBITDA”) for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and Citibank’s prime commercial lending rate. Through September 30, 2007, we had not borrowed any amounts under the credit facility.
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At September 30, 2007, we were in compliance with these financial covenants.
     Prior to August 23, 2007, we had a credit facility with First National Bank of Colorado that provided for a $4.5 million revolving credit facility. Southern Flow and PowerSecure were the borrowers under the credit facility. Amounts, if any, borrowed under the credit facility bore interest at the lender’s prime rate. The credit facility had been used primarily to fund the operations and growth of PowerSecure, as well as the operations of Southern Flow and Metretek Florida. In April 2006, upon completion of the 2006 private placement, we paid down our credit facility balances to $0 and had not borrowed on the credit facility since that time.
     Preferred Stock Redemption.  The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends.  Our remaining redemption obligation at September 30, 2007, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is approximately $104,000.
     Contractual Obligations and Commercial Commitments. We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our credit facility or under the Caterpillar equipment line, we are obligated to make future payments under those facilities. Also, as discussed in Note 7, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. At September 30, 2007, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $348,000. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the table information below, which is as of September 30, 2007, does not include the liability for unrecognized tax benefits:

	Payments Due by Period (1)
		Remainder of	Years	Years	After
	Total	2007	2008-2009	2010-2011	2011
Contractual Obligations
Credit Facility (2)	$—	$—	$—	$—	$—
Restructuring Obligations	10,455,000	4,805,000	5,295,000	355,000	—
Capital Lease Obligations	9,000	1,000	4,000	4,000	—
Operating Leases	4,276,000	255,000	1,725,000	880,000	1,416,000
Series B Preferred Stock	104,000	104,000	—	—	—
Caterpillar Equipment Line (2)	—	—	—	—	—

Total	$14,844,000	$5,165,000	$7,024,000	$1,239,000	$1,416,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of September 30, 2007, not projected borrowings.
     Off-Balance Sheet Arrangements. During the nine month period 2007, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
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
     In September 2006, the FASB ratified the consensus on the guidance provided by Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact the adoption of the standard will have on our financial position and results of operations.
     In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF

No. 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF No. 06-10 is for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of the standard will have on our financial condition and results of operations.
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
     At September 30, 2007, our cash and cash equivalent balance was approximately $26.6 million and our credit facility had a zero balance. All of our cash equivalents are currently invested in money market mutual funds, short-term time deposits, and government agency and corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, the end of the period covered by this Report.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in disputes and legal proceedings.  Our material legal proceedings are described in note 9 to our consolidated financial statements, “Commitments and Contingencies and Income from Litigation Settlements,” which is set forth in Item 1 of Part I of this Report and incorporated in this item by reference.
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
Item 6. Exhibits
3.1	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Metretek Technologies, Inc. and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change the Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 22, 2007.)

3.2	Amended and Restated By-Laws of PowerSecure International, Inc., as of August 22, 2007 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 22, 2007.)

10.1	Credit Agreement, dated as ofAugust 23, 2007, among PowerSecure International, Inc., the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2007.)

10.2	Form of Security Agreement, dated as of August 23, 2007, by each of PowerSecure International, Inc. and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2007.)

10.3	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of PowerSecure International, Inc. in favor of Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2007.)

10.4	Employment and Non-Competition Agreement, dated as of August 15, 2007, by and between Metretek Technologies, Inc. and Sidney Hinton (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2007.)

10.5	Restricted Stock Agreement, dated as of August 15, 2007, by and between Metretek Technologies, Inc. and Sidney Hinton (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.
Date: November 6, 2007	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: November 6, 2007	By:	/s/ Gary Zuiderveen
Gary Zuiderveen
Vice President and Chief Financial Officer