Form 10-K
period 2007-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2008-03-14
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12014
POWERSECURE INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1169358 (I.R.S. Employer Identification No.)
1609 Heritage Commerce Court,
Wake Forest, North Carolina 27587
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (919) 556-3056
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
          As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the Registrant was approximately $240,576,059 based upon $15.44, the last sale price of the Common Stock on such date as reported on the American Stock Exchange (which was the principal stock market of the Registrant’s Common Stock on such date). For purposes of this disclosure, shares of Common Stock held by each director and executive officer and by each person or entity that owned 5% or more of the Registrant’s Common Stock on such date have been excluded because such persons may be deemed to be affiliates of the Registrant for this purpose. This determination of affiliate status, however, is not necessarily conclusive for any other purpose.
          As of March 3, 2008, 16,904,290 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

POWERSECURE INTERNATIONAL, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This report contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity” and “scheduled”, variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products and services and our markets, including market position, market share, market demand and benefits of our products and services to customers;

•	our ability to successfully develop, operate and grow our operations and businesses;

•	our business plans, strategies, goals and objectives and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, available borrowings under our credit arrangements and other capital resources, to meet our future working capital, capital expenditure, debt service and business growth needs;

•	industry trends and customer preferences;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time; and

•	future economic, business, market and regulatory conditions.
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
          Any forward-looking statements contained in this report speak only as of the date of this report, and any other forward-looking statements we make from time to time in the future speak only as of the date they are made. We undertake no duty or obligation to update or revise any forward-looking statement or to publicly disclose any update or revision for any reason, whether as a result of changes in our expectations or the underlying assumptions, the receipt of new information, the occurrence of future or unanticipated events, circumstances or conditions or otherwise.

PART I
Item 1. Business
Background
          PowerSecure International, Inc., based in Wake Forest, North Carolina, is a leading provider of energy management and conservation solutions to utilities and their commercial, institutional and industrial customers. Our business is focused on providing products and services in the areas of distributed generation, utility infrastructure and energy efficiency. Our core distributed generation business, which we operate through our PowerSecure subsidiary, involves deploying sophisticated, dependable electric generation equipment at utilities’ end-customers’ business sites. This equipment provides customers with a seamless, dependable backup power supply during power outages, and provides utilities with an incremental power supply to accommodate peak power demand.
          Our distributed generation solutions provide strong returns on investment for utilities and their customers. For utilities, our solutions provide a lower cost power supply during peak power periods, enable the avoidance of new infrastructure investments for transmitting and distributing power, and avoid energy losses associated with moving electricity over long distances. For commercial, industrial and institutional customers, our distributed generation solutions provide protection against losses due to business interruption during power outages, and supply electricity at lower cost during peak power periods.
          In addition to our core distributed generation products and services, we provide utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. We also provide commercial and industrial customers with the design and installation of cost effective energy improvement systems for lighting, building controls and other facility upgrades.
          We also conduct additional business operations through other wholly-owned subsidiaries. Southern Flow Companies, Inc., which we refer to as Southern Flow, provides a wide variety of natural gas measurement services principally to producers and operators of natural gas production facilities. WaterSecure Holdings, Inc. (formerly known as Marcum Gas Transmission, Inc.), which we refer to as WaterSecure, owns approximately 36% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as MM 1995-2 or as the WaterSecure operations. The WaterSecure operations operate water cleaning and processing facilities located in northeastern Colorado.
          Metretek, Incorporated, which we refer to as Metretek Florida, based in Melbourne, Florida, provides data collection, telemetry and other types of machine to machine, connectivity solutions for energy utility applications such as automatic meter reading and pressure recording as well as for vehicle traffic control applications. On December 31, 2007, the Board of Directors adopted a plan to sell substantially all of the assets of Metretek Florida. As a result of the adoption of this plan to sell, Metretek Florida is presented as a discontinued asset throughout this report. On March 14, 2008, Metretek Florida entered into an Asset Purchase Agreement with Mercury Instruments LLC. Under that purchase agreement, Metretek Florida will sell substantially all of its assets and business to Mercury for a total purchase price of $2,250,000. In addition, Metretek Florida will retain its cash, accounts receivables and most of its accounts payable and liabilities, other than those liabilities expressly assumed by Mercury in the purchase agreement. The completion of the sale, which is currently anticipated to occur in late March or early April 2008, is subject to customary closing conditions and thus is not assured.
          In this report, references to “PowerSecure”, “we”, “us” and “our” mean PowerSecure International, Inc. together with its subsidiaries, and references to our “PowerSecure subsidiary” means our PowerSecure, Inc. subsidiary alone, unless we state otherwise or the context indicates otherwise.
          We were incorporated in Delaware on April 5, 1991. On August 22, 2007, we changed our name to PowerSecure International, Inc. from Metretek Technologies, Inc., in recognition that the significant growth in the business operations of our PowerSecure subsidiary in recent years had resulted in it being our core business and positioned in the marketplace to lead our growth in the future. Our principal executive offices are located at 1609 Heritage Commerce Court, Wake Forest, North Carolina 27587, and our telephone number at those offices is (919) 556-3056. Our internet website address is www.powersecure.com. Information contained on our website is not incorporated into this report.

Business Strategy
          The U.S. electricity industry is large and growing, with the U.S. electricity market totaling over $300 billion, and continued increases in demand projected. However, utilities are constrained by an evolving and uncertain regulatory process, the increased burden of environmental constraints and a focus on long-term, major capital infrastructure projects. Utilities continue to be challenged to meet demand by traditional means, both in the areas of large scale power production as well as power transmission, and this demand has increased the strain on the electric power grid. The combination of increases in demand, constraints on utilities and increases in input costs to produce electricity has caused the price of electricity to continue to increase. These increases are particularly pronounced during peak power periods. These factors provide a strong marketplace need for products and services in the areas of distributed generation, utility infrastructure and energy efficiency. Our strategy is to provide solutions in these areas that are designed to generate strong returns on investment for electric utilities and their commercial, institutional and industrial customers.
          In implementing our business strategy, we have acquired or formed the following important businesses since 2000:
•	In 2000, we formed our distributed generation business.

•	In 2001, we acquired a process control and switchgear design and manufacturing firm.

•	In 2005, we launched two new complementary energy service businesses for the purposes of expanding our business and serving our utility clients by providing technical engineering services and management consulting services.

•	In 2006, we formed a new business to provide energy efficiency services to industrial and commercial customers.

•	Also in 2006, we launched a business unit focused on marketing the services of our businesses to federal customers, primarily in conjunction with our utility alliances.

•	In late 2006, we acquired a business that provides us with the capability to build trailers and enclosures for our distributed generation and switchgear equipment.

•	In mid-2007, we launched a business unit focused on providing utilities with solutions involving building and servicing utility infrastructure.

•	In late 2007, we organized a new business to design and manufacture lighting solutions, including initially solutions specifically aimed at substantially reducing the energy consumed in lighting cooler and freezer cases in grocery, convenience, and retail drug stores.
          While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this report we have not entered into any binding agreement or commitment with respect to any material acquisition or disposition other than pertaining to the sale of the assets of Metretek Florida as discussed elsewhere in this report.
Overview of Operations
          Our distributed generation systems provide utilities and their customers, including primarily industrial and commercial users of electricity, with access to back-up power generation assets that generate reliable power “on-demand” and take advantage of peak-shaving and load interruption incentives to lower electricity costs. Distributed generation is on-site power generation that supplements or bypasses the public power grid by generating power at the customer’s site. We offer a power supply that serves as an alternative source of electricity to meet the business needs of utilities and their end customers. Our program covers virtually all elements of the supply chain, including system design, installation, monitoring and operation as well as rate analysis and utility rate negotiation.
          Since 2005, we have actively formed or acquired several new businesses, primarily through subsidiaries, designed to expand and complement our core distributed generation business and the products and services we can offer utilities and their end customers. These complementary businesses are focused in the areas of distributed generation, utility infrastructure and energy efficiency. PowerServices, Inc. provides rate analysis and other similar consulting services to our utility, commercial and industrial customers. UtilityEngineering, Inc. provides fee-based, technical engineering services to our utility partners and customers. EnergyLite, Inc. assists commercial and industrial customers in reducing their use of energy through investments in more energy-efficient technologies. Reid’s Trailer, Inc., dba PowerFab, builds trailers and enclosures, components of our distributed generation offering. In 2007, we formed EfficientLights, LLC to design and manufacture lighting solutions, including solutions to reduce the energy consumed in lighting cooler and freezer cases in grocery, convenience and retail drug stores.
          Each business unit operates in a separate market with distinct technical disciplines, while sharing common or complementary customer bases. We intend to support and grow these new businesses through shared resources and leveraging our core sales and marketing channels. In addition to these businesses held in separate subsidiaries, we have launched business units within our PowerSecure subsidiary to market distributed generation and energy efficiency solutions to federal customers, and to provide utilities with solutions involving designing, building and servicing utility infrastructure. These businesses are intended to enhance our future growth and development, in addition to the growth in our core distributed generation business, and to make significant and growing contributions to our revenues and net income.
Distributed Generation Background
          The demand for our distributed generation solutions is driven by the need for high quality and high reliability power, the increasing constraints on large centralized power production facilities, increasing challenges with respect to transmission and distribution of power, and the economics of electricity pricing structures. The need for power quality and reliability is driven directly by the needs of industrial and commercial end-users of electricity and, in particular, the specific consequences to an end-user of experiencing a power outage or curtailment. This need for reliable power has become apparent to many businesses as a result of brown-outs and black-outs and the effects of severe weather conditions. Distributed generation allows a business to improve the reliability of its supply of electricity by providing a back-up power source that is available if the primary source, typically the local utility, becomes unable, for any reason, to provide power. Distributed generation can protect businesses from the adverse effect of power outages caused by storms, utility equipment failures, strains and instability in utility power grids. In addition, businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity with dedicated, on-site electric generation assets.
          Distributed generation also enables utilities to supplement their centralized power generation plants and ensure power availability, and provides a means to overcome challenges regarding constraints related to the transmission of power. Spikes in power prices, due to electricity spot price volatility, have led many businesses to seek alternative sources of power to protect against these price spikes by “peak shaving”. Peak shaving means utilizing the back-up power provided by a system of distributed generation to reduce specific demand either to take advantage of pricing incentives, or tariffs, offered by utilities during periods of peak energy usage or to avoid the adverse effect of high energy prices charged by utilities during peak energy use periods.
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
The PowerSecure Distributed Generation Solution
          We provide a “turn-key” distributed generation solution to meet the needs of industrial and commercial users of electricity. By providing a complete and customized program of distributed generation, our system provides energy users with a seamless communication between the supply-side and demand-side components of the customer’s power system to capture peak-shaving opportunities and to quickly respond to emergency and interruption situations. The typical distributed generation system is installed and maintained at a utility’s end customer’s location and is designed to supply power only to that one particular customer. The size of turn-key distributed generation systems that we have designed and sold has ranged from 90 KW to 20,000 KW, most commonly ranging from 500 KW to 2000 KW, and we have the ability to design and sell even larger systems.
          The primary elements of our turn-key distributed generation offering include:
•	designing and engineering the distributed generation system;

•	obtaining the required regulatory approvals and permits;

•	establishing the electricity inter-connect between the utility and customer to take advantage of preferred rates;

•	acquiring and installing the generators and other system equipment and controls;

•	designing, engineering, constructing and installing the switchgear and process controls; and

•	providing ongoing monitoring and servicing of the system.
          Our distributed generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. Our original and still primary model is a project-based model of distributed generation projects. For distributed generation solutions sold under a project-based model, the customer retains ownership of the distributed generation assets upon completion of the project. We generally record over 95% of the revenue from the project during the period the assets are installed at the customer’s site, with the remaining revenue received in the form of regular monthly monitoring fees to monitor the assets and ensure performance on demand for supplying backup power and for peak shaving. A growing model we are actively marketing for distributed generation projects is a recurring revenue model. For distributed generation solutions sold under a recurring revenue model, we retain ownership of the assets after they are installed at the customer’s site. Our revenues under the recurring revenue model are derived from regular fees paid by the customer over the life of the contract, which is typically from 5 to 7 years, for the customer’s access to the assets for standby power and peak shaving. These fees are generally paid to us a monthly basis. For some recurring revenue contracts, referred to as shared savings recurring revenue contracts, a portion of the fees are paid out of the peak shaving savings the asset generates for the customer.
          In both models, the customer value proposition is strong, with the customer’s typical targeted returns on investment ranging from 15% to 25% and with payback targeted within three to five years. These paybacks are primarily generated from the benefits of peak shaving, which provides lower total electricity costs, and the value of back-up power generation. Additionally, utilities gain the benefits of standby power, power distribution and transmission efficiencies, and the avoidance of major capital outlays to build large centralized power plants and related infrastructure. End-use customers realize the benefits of backup power to avoid business interruption losses and spoilage.
Technology
          One key component of a distributed generation system is its source of power generation, which is the generator, typically comprised of an alternator driven by a power source. While several types of distributed generation technologies are available, we currently utilize an internal combustion engine to power our distributed generation systems to provide maximum dependability. Typically these engines are fueled by diesel or natural gas or a combination of both. These types of generators are widely used and constitute a reliable, cost-effective distributed generation technology, meaning that they are able to generate sufficient power with reasonable efficiency at a reasonable cost. However, new generator technologies are emerging, and we are continually evaluating the utilization of new technologies and their ability to be a commercially viable and reliable power source.
          Internal combustion generators range in individual size from five kilowatts, or 5 KW, to 2,250 KW, while gas turbines range in individual size from 1,250 KW to 13,500 KW. Units can be installed individually or in multiple parallel arrangements, allowing us to service the needs of customers ranging from small commercial users of power to large industrial businesses.
          In conjunction with our distributed generation systems, we design and manufacture our own switchgear and process and software controls marketed under the registered trade name NexGear®, which control the generator and transfer of power and are used to seamlessly shift power between a customer’s primary power source and our distributed generation system. We consider our switchgear designs to be a source of competitive advantage in their quality and ability to provide power from the generator in parallel with the customer’s primary power source without disrupting the flow of electricity. This capability allows the customer to seamlessly substitute power generated at the customer’s site for that supplied by the utility power plant during times of peak demand (without business interruption). Our controls also include remote monitoring and control functions that allow us to remotely monitor our customers’ distributed generation systems and control them from our monitoring center.

Staffing
          We staff a team of engineering and project management personnel who oversee the design and installation of generators, paralleling switchgear and wireless remote monitoring equipment. Our engineering experience and understanding of distributed generation operations provide us with the capability to create innovative, customized solutions to meet the needs of a wide variety of customers.
Monitoring Center, Maintenance and System Management
          Our monitoring center leads the industry in the ability to monitor the electric power grid and proactively predict peak power periods. These peak power periods vary by geography, time of day, utility infrastructure, utility customer mix and weather. Using these predictive capabilities, we coordinate the operation of our customer’s distributed generation systems to run them during times of peak demand and allow them to benefit from energy savings available during these periods of high electricity prices, known as peak shaving. Our ability to provide customers with these savings is enhanced by our expertise in utilities’ complicated utility rate structures.
          Our monitoring center is an integral part of our distributed generation solution. We monitor and maintain the distributed generation system for our customers twenty-four hours a day, seven days a week, ensuring reliability and removing many of the burdens associated with ownership. Distributed generation systems must be operated periodically so that they function properly when called upon to supply power. We remotely start and operate the systems via sophisticated remote communication devices and then monitor their performance. In the event of a mechanical problem, we immediately dispatch technicians to resolve the problem. Our monitoring center provides us with the ability to offer distributed generation solutions that operate seamlessly for our customers. For those customers that already have generators on-site, we offer management services, including fuel management services, preventive and emergency maintenance services, and monitoring and dispatching services to upgrade their stand-alone generators.
Sales and Marketing
          We market our distributed generation systems primarily through a direct sales force. We market our products and services through complementary sales channels that include sales to and through utilities as well as national and local commercial, industrial and institutional accounts. We are very focused on the needs of utilities. We partner with utilities to develop, market and manage distributed generation systems for their customers. This partnering process includes combining our distributed generation package with other products or services of the utility, and assisting the utility in marketing our distributed generation package to the utility’s customers.
          Historically, over 90% of our distributed generation revenue base has consisted of project-based contracts, with a relatively small amount of revenue generated from recurring revenue contracts. However, we are increasingly marketing and selling our distributed generation solutions under a new recurring revenue economic model. For example, we were awarded several new recurring revenue contracts at the end of 2007 and in early 2008. The recurring revenue model enables utilities and their customers additional flexibility in the financial structure utilized to purchase the distributed generation systems, and we have seen positive acceptance of this model early in our sales efforts. Under the recurring revenue model, we are selling distributed generation solutions both directly to utilities as well as directly to their customers. We are also developing three-way partnerships with utilities and their customers to utilize our distributed generation assets for standby power, demand response, and peak shaving activities.
Engineering and Management Services
          During 2005, we formed two new subsidiaries, UtilityEngineering and PowerServices, to serve the growing needs of our utility clients, and provide us with capabilities that complement our core distributed generation business. We are marketing these services to utilities as a means to supplement the utilities’ own engineering staffs. The scope of services that we offer includes the design and engineering for transmission and distribution (including substations) systems as well as engineering services such as developing future plans for enhancing and expanding the utility’s infrastructure.
          Engineering services for utilities include the engineering and design of substations and transmission and distribution systems. UtilityEngineering provides technical engineering services to utility partners and customers, including design and engineering services relating to transmission and distribution, substations and utility lighting.

PowerServices provides management consulting services to utilities and commercial and industrial customers, such as planning and quality improvement, technical studies involving reliability analysis and rate analysis, accident investigation and related services and power supply contracts and negotiations. UtilityEngineering and PowerServices utilize our existing internal resources along with industry experts employed by those businesses.
Energy Efficiency
          During 2006, we formed a new subsidiary, EnergyLite, to provide energy efficiency services to industrial and commercial customers. EnergyLite’s services include the identification, design and installation of cost effective energy improvement systems for lighting, building controls and other facility upgrades. EnergyLite’s solutions offer strong returns on investment for customers and are designed to maximize energy efficiency and deliver a positive and productive workplace environment.
Efficient Lighting
          During 2007, we organized a new subsidiary, EfficientLights, to design and manufacture lighting solutions, including initially solutions specifically aimed at substantially reducing the energy consumed in the process of lighting cooling and freezer cases in grocery, convenience and retail drug stores. We own two-thirds of the equity interests in EfficientLights, and the initial developer of this business, who is the president of EfficientLights, owns the other one-third of the equity interests. We have the right, in our discretion, to acquire his one-third interest in exchange for one million shares of our common stock. EfficientLights compliments our core business concept of saving customers on their electricity costs through LED lighting solutions that use less energy and last longer than ordinary fluorescent lighting.
Backlog
          As of December 31, 2007, our backlog of orders and projects we have been awarded was approximately $99 million, all of which is scheduled to be completed in 2008 and 2009. This backlog includes $83 million of project-based revenues, the revenues of which will be recognized as the projects are completed in 2008 and 2009, and $16 million of new recurring revenue projects, which will be completed during 2008 but the revenues of which will be recognized over the seven-year life of the contracts. Of this backlog, $47 million is from project based orders from Publix Super Markets, Inc., our largest customer. Virtually all of our Publix backlog is scheduled to be completed in 2008, although opportunities exist to provide Publix with additional products and services in the future. Like all orders, orders in our backlog are subject to delay, deferral or cancellation from time to time by our customers, subject to contractual rights. Given the irregular sales cycle of customer orders, and especially of large orders, our backlog at any given time is not necessarily an accurate indication of our future revenues.
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
          Southern Flow provides a broad array of integrated natural gas measurement services, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. Southern Flow’s field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments. Southern Flow’s chart processing operations include analyzing, digitizing and auditing well charts and providing custom reports as requested by the customer. Southern Flow also provides laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer’s accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts for resale. Southern Flow provides its services through nine division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.

          Natural gas measurement services are used by producers of natural gas and pipeline companies to verify volumes of natural gas custody transfers. To ensure that such data is accurate, on-site field services and data collection must be coordinated with meter maintenance, chart integration, meter data acquisition and data management to produce timely and accurate reports.
          The market for independent natural gas measurement services is fragmented, with no single company having the ability to exercise substantial market influence. Many natural gas producers and operators, and most natural gas pipeline and transportation companies, internally perform some or all of their natural gas measurement services. In addition to price, the primary consideration for natural gas measurement customers is the quality of services and the ability to maintain data integrity and accuracy, because natural gas measurement has a direct effect on the natural gas producer’s revenues and royalties and working interest owner obligations. We believe that we are able to effectively compete by providing dependable integrated measurement services, maintaining local offices in proximity to our customer base and retaining experienced and competent personnel.
Metretek, Incorporated
          Metretek Florida is a developer, manufacturer and marketer of automated meter reading, commonly referred to as AMR, systems for remotely collecting energy consumption data and then processing and publishing this data to the persons and businesses that require it, such as the billing, engineering, executive management, sales and marketing departments of utilities as well as outside customers of those utilities.
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
          In December 2007, our Board of Directors adopted a plan to sell substantially all of the assets of Metretek Florida. As a result of the adoption of this plan to sell, Metretek Florida is presented as a discontinued asset throughout this report. On March 14, 2008, Metretek Florida entered into an Asset Purchase Agreement with Mercury Instruments LLC. Under that purchase agreement, Metretek Florida will sell substantially all of its assets and business to Mercury for a total purchase price of $2,250,000. In addition, Metretek Florida will retain its cash, accounts receivables and most of its accounts payable and liabilities, other than those liabilities expressly assumed by Mercury in the purchase agreement. Mercury will assume most of the customer orders of Metretek Florida and its facilities lease. The purchase agreement contains customary representations, warranties and indemnification obligations by Metretek Florida and Mercury to each other, and includes a one year escrow of 20% of the purchase price to support the indemnity obligations of Metretek Florida. In fiscal 2007, we recorded an anticipated $1.1 million loss on the sale of the assets of Metretek Florida. The completion of the sale, which is currently anticipated to occur in late March or early April 2008, is subject to customary closing conditions and thus is not assured.
WaterSecure
          Through WaterSecure, which was formerly known as Marcum Gas Transmission, Inc., we own approximately 36% of the equity interests of an unconsolidated business, which we refer to as MM 1995-2 or the WaterSecure operations. The WaterSecure operations own and operate water treatment and processing facilities in northeastern Colorado, serving oil production companies in the area. The WaterSecure operations operate under long term contracts to clean and process water utilizing techniques to protect the environment, and the quality of its services and location of its facilities has provided it with a strong position in its markets.
Customers
          Our customers include a wide variety of mid-sized and large commercial and industrial businesses, institutions and utilities. From time to time, we have derived a material portion of our revenues from one or more significant customers or purchase commitments. Publix, our largest customer, accounted for approximately 47% of our consolidated revenues during fiscal 2007 and 53% of our consolidated revenues during fiscal 2006 and is expected to account for a significant, although lesser, portion of our consolidated revenues during 2008. During fiscal 2005, Food Lion accounted for approximately 10% of our consolidated revenues. Our revenues are virtually all generated from customers in the United States, other than a very minor amount of revenue generated from international sales by the discontinued operations of Metretek Florida.
Competition
          The markets for our products, services and technology are competitive and are characterized by rapidly changing technology, new and emerging products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins, loss of market share or inability to penetrate or develop new markets, any one of which could significantly reduce our future revenues and adversely affect our operating results.
          We believe that our ability to compete successfully will depend upon many factors, many of which are outside of our control. These factors include:
•	the performance and features functionality and benefits of our, and of our competitors’, products and services;

•	the value to our customers for the price they pay for our products and services;

•	the timing and market acceptance of new products and services and enhancements to existing products and services developed by us and by our competitors;

•	our responsiveness to the needs of our customers;

•	the ease of use of products and services;

•	the quality and reliability of our, and of our competitors’, products and services;

•	our reputation and the reputation of our competitors;

•	our sales and marketing efforts;

•	our ability to develop and maintain our strategic relationships; and

•	the price of our, and of our competitors’, products and services.
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
          Our competition is primarily from manufacturers and distributors of generators and related equipment, including switchgear, and companies involved in providing utilities with demand response and load curtailment products and services. Also, we face competition in some specific portions of our distributed generation business. For example, some small regional electric engineering firms specialize in the engineering aspects of the distributed generation. Similarly, several well established companies have developed microturbines used in distributed generation, and a number of companies are also developing alternative generation technology such as fuel cells and solar cells. Several large companies also are becoming leaders in uninterruptible power supply system technology. Companies developing and marketing energy-marketing software, are also potential competitors to the extent they partner with distributed generation equipment manufacturers. Additionally, there are numerous competitors in the marketplace for energy efficiency, particularly in the areas of lighting products. Large manufacturers of power generation equipment with substantial distribution networks, also provide a source of potential competition.
          Numerous companies compete directly with us in the natural gas measurement services industry, including companies that provide the same services as Southern Flow and companies that provide additional or related field services.
Regulation
          Our businesses and operations are affected by various federal, state, local and foreign laws, rules, regulations and authorities. While to date, our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations, we cannot provide any assurance that new laws and regulations will not materially and adversely affect us in the future.
          Regulation of Electricity. We operate in both regulated and deregulated electricity markets. Rules and regulations within these markets impact how quickly our projects may be completed, could affect the prices we can charge and the margins we can earn, and impact the various ways in which we are permitted or may choose to do business and, accordingly, our assessments of which potential markets to most aggressively pursue. The policies regarding our distributed generation solutions, safety regulations and air quality or emissions regulations, which vary by state, could affect how we do business. For example, some state environmental agencies may limit the amount of emissions allowed from generators utilized by our customers. In addition, because our distributed generation projects interconnect with the electric power grid, grid interconnection public safety regulations apply. We expect the electric utility industry to continue to undergo changes due to the changing and uncertain regulatory environment.
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
Employees
          As of March 3, 2008, we had 378 full-time employees in our continuing operations. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

Research and Development
          Our research and development activities are focused primarily on developing and enhancing our process controls, switchgear, and remote monitoring and control software, as well as the design and development of new and more efficient distributed generation products and technology. Our research and development expenses, which include engineering expenses, from out continuing operations during 2007 were $148,000, as compared to $73,000 in 2006 and $0 in 2005. We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets. Our future success will depend, in part, upon the success of our research and development efforts.
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
Raw Materials
          In our businesses we purchase generators, memory chips, electronic components, printed circuit boards, specialized sub-assemblies, relays, electric circuit components, fabricated sheet metal parts, machined components, aluminum, metallic castings and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components, such as generators, from single source manufacturers due to unique designs, quality and performance requirements, and favorable pricing arrangements. While, in the opinion of management, the loss of any one supplier of materials, other than generators, would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, from time to time we do encounter difficulties in acquiring certain components due to shortages that periodically arise, supply problems from our suppliers, obsolescence of parts necessary to support older product designs or our inability to develop alternative sources of supply quickly or cost-effectively, and these procurement difficulties could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in our business have significant lead times before they are available, which may affect the timing of our project completions.
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
Segment Information
          We operate in two market segments:
•	distributed generation and energy efficiency; and

•	natural gas measurement services.
          Financial information related to our segment operations for the past three fiscal years is set forth in Note 14, “Segment and Related Information,” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by this reference.
Available Information
          Our corporate website is www.powersecure.com. On the investor relations section of our website, located at http://investor.powersecure.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. The contents of and the information on or accessible through our website is not a part of, and is not incorporated into, this report.

Executive Officers of the Registrant
          The names of our executive officers and their ages, positions with us and biographies as of March 10, 2008 are set forth below:

Name	Age	Positions
Sidney Hinton	45	President, Chief Executive Officer and Director
Christopher T. Hutter	41	Vice President, Chief Financial Officer and Treasurer
Gary J. Zuiderveen	49	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Secretary
John Bernard	53	President and Chief Executive Officer of Southern Flow
          Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There are no family relationships between any of our executive officers or directors.
          Sidney Hinton has served as our President and Chief Executive Officer since April 2007 and has served as a member of our board of directors since June 2007. He has also served as the President and Chief Executive Officer of our PowerSecure subsidiary since its incorporation in September 2000. Mr. Hinton also serves as the Chairman of virtually all of our subsidiaries and as the Chief Executive Officer of certain subsidiaries of our PowerSecure subsidiary. In 2000, he was an Executive-in-Residence with Carousel Capital, a private equity firm. In 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy). From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company.
          Christopher T. Hutter has served as our Vice President, Chief Financial Officer and Treasurer since joining us in December 2007. Mr. Hutter was employed in various management positions with ADVO, Inc., a NYSE-listed media and marketing services company located in Hartford, Connecticut, from 1993 through March 2007, when ADVO was acquired by Valassis Communications, Inc. He served as ADVO’s National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary from December 2005 until March 2007, as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer and Investor Relations from November 2003 until December 2005, as its Vice President, Investor Relations and Assistant Treasurer from October 1999 until November 2003 and as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer and Investor Relations from 1998 until 1999. From 1993 through 1998, Mr. Hutter held various financial management positions with ADVO. From 1989 until 1991, Mr. Hutter was employed as a senior staff tax consultant with Deloitte & Touche, an international accounting firm.
          Gary J. Zuiderveen has served as our Vice President since April 2005, including as our Vice President of Financial Reporting since December 2007, and has served as our Controller, Principal Accounting Officer and Secretary since April 2001. Mr. Zuiderveen had served as our Chief Financial Officer from April 2007 through December 2007. He had previously served as our Controller from May 1994 until May 2000 and as our Secretary and Principal Accounting Officer from August 1996 until May 2000. He also serves in one or more of the capacities of Controller, Principal Accounting Officer or Secretary of our principal operating subsidiaries. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm’s national office accounting research department.
          John Bernard has served as the President, Chief Executive Officer and a director of Southern Flow since December 2004.  Before that, Mr. Bernard had served in several managerial capacities since joining Southern Flow in 1988, including serving as the Vice President and General Manager of Southern Flow from June 1998 through November 2004.

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
Risks Related to Our Business and Industry
Our operating results may fluctuate, which makes our operating results difficult to predict and could cause our operating results to fall short of expectations from time to time.
          Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and may fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that may affect our operating results include the following:
•	the size, timing and terms of sales and orders, especially large customer orders such as the significant orders from Publix in recent years and the large orders from other customers in the end of 2007 and early 2008, and the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of development of our new businesses and the growth of their markets, which may involve significant development expenses;

•	changes in our operating expenses;

•	changes in the prices charged by our suppliers;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	the effects of hurricanes and other weather conditions on the demand requirements of our customers;

•	variations in the length of our product and service implementation process;

•	changes in the mix of products and services having differing margins;

•	the life cycles of our products and services;

•	budgeting cycles of utilities and other major customers;

•	the effects of litigation and regulatory proceedings and claims;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors;

•	general economic and political conditions;

•	the effects of governmental regulations and regulatory changes in our markets;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders;

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions; and

•	the development and maintenance of business relationships with strategic partners.
          Because we have little or no control over many of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

          Our revenues and other operating results are heavily dependant upon the size and timing of customer orders and the completion of projects. The timing of large individual sales is difficult for us to predict. In addition, because we recognize revenues from most of our projects based on certain completion events, some of which depend upon factors outside of our control, those revenues may fluctuate significantly. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses in that quarter.
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
          In recent years, we have derived a very significant portion of our revenues from one or more large customers or large purchase commitments that have generated significant revenues and enhanced our operating results. In late 2005 and early 2006, we received the largest purchase orders in our history from one large customer, Publix. In fiscal 2007, sales to Publix accounted for 47% of our consolidated revenues, and we expect sales to Publix to continue to constitute a significant, although lesser, portion of our consolidated revenues during 2008. From time to time, we have received other significant, non-recurring purchase orders from customers. See “Item 1. Business—Customers” above. There is no assurance we will receive any future orders from these customers, or will receive other significant purchase commitments in the future from other customers. In addition, if all or any substantial portion of such commitments were to be cancelled, reduced or delayed, or if we are unable to obtain additional significant purchase orders in the future, our revenues and net income would significantly decline from recent levels. Our success will depend on our continued ability to develop new relationships and manage existing relationships with significant customers and generate recurring revenues from them. We cannot be sure that we will be able to retain our largest current customer, that we will be able to attract additional large customers in the future, or that our existing customers will continue to purchase our products and services in future years in the same amounts as in prior years. Our business and operating results would be adversely affected by:
•	the loss of one or more large customers;

•	any cancellation of orders by, or any reduction or delay in sales to, these customers;

•	the failure of large purchase commitments to be renewed or to recur;

•	delays in timing of future projects with existing and new customers;

•	our inability to successfully develop relationships with additional customers; or

•	future price concessions that we may have to make to these customers.
We do not have long-term commitments for significant revenues with most of our customers and may be unable to retain existing customers, attract new customers or replace departing customers with new customers that can provide comparable revenues.
          Because we generally do not obtain firm, long-term volume purchase commitments from our customers, many of our contracts and commitments from our customers are short-term and project-based. Because the majority of our revenues are developed and recognized on a project by project basis, we are dependent upon securing new contracts in the future in order to sustain and grow our revenues. Accordingly, there is no assurance that our revenues and business will continue to grow. In addition, customer orders can be canceled or rescheduled and volume levels can be reduced. We cannot assure you that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, canceled, delayed or reduced orders with new business that generates comparable revenues. Further, we cannot assure you that our current customers will continue to generate consistent amounts of revenues over time. Our failure to maintain and expand our customer relationships customers would materially and adversely affect our business and results of operations.
Price increases in some of the key components in our products could materially and adversely affect our operating results and cash flows.
          The prices of some of the key components of our products and services are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our products or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows. For example, most of our revenues in recent years have been generated from fixed price distributed generation projects, and increases in the prices of key components in those projects, such as generators, diesel fuel, copper, aluminum and labor, would increase our operating costs and, accordingly, reduce our margins in those projects. Although we intend to adjust the pricing on future projects based upon long-term changes in the prices of these components, we generally cannot pass on short-term price increases on fixed pricing projects, and we may not be able to pass on all long-term price increases. Such price increases could occur from time to time due to spot shortages of commodities or labor, or from longer-term shortages due to market forces beyond our control. An increase in our operating costs due to price increases from these components causing a reduction in our margins could materially and adversely affect our consolidated results of operations and cash flows.
We depend on sole source and limited source suppliers for some of the key components and materials in our products, which makes us susceptible to supply shortages or price increases that could materially and adversely affect our business.
          We depend upon sole source and limited source suppliers for some of the key components and materials we use in our products and systems. If we are unable to obtain these components on a timely basis, we will not be able to deliver our products and systems to our customers. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, we are dependent upon obtaining a timely and cost-effective supply of generators for our distributed generation business, but from time to time these generators are in short supply, affecting the timing of our performance and cost of the generators. From time to time we may experience delays in production because the supply of any critical components is interrupted or reduced, or due to malfunctions or failures of key components, or we may experience significant increases in the cost of such components. If any of those events occurs and we have failed to identify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or we may incur higher than expected expenses, which could materially and adversely affect our business, operations and results of operations.
Our business is subject to the risk of changes in utility tariff structures, which changes could materially and adversely affect our business as well as our financial condition and results of operations.
          Our business is dependent, in part, upon our ability to utilize distributed generation to create favorable pricing for customers based on existing tariff structures. If utility tariffs change in some regions, then our business would become less viable in those regions. Moreover, even if such tariffs do not change, if we are unable to obtain the expected benefits from those tariffs, our recurring revenue projects, that are dependent upon such benefits, would be materially and adversely affected. Changes in utility tariffs or our inability to obtain the benefits of tariff structures could materially and adversely affect our business, financial condition and results of operations.
Our business is subject to the risk of changes in environmental requirements, which changes could materially and adversely affect our business as well as our financial condition and results of operations.
          We presently utilize diesel powered generators in our systems. If regulatory requirements in the business regions of our customers are modified to unfavorably affect the utilization of diesel for generation, then our business could be materially and adversely affected. While, in such case, we would utilize our efforts to find alternative power sources, there is no assurance those alternative sources would be economically acceptable.
Some of our long-term turn-key contracts subject us to risks.
          Some of our contracts for turn-key distributed generation projects have a term of many years, during which time some risks to our business may arise due to our obligations under those contracts. For example, we are responsible for full maintenance on the generators and switchgear during the term of the contract, but the reserves we have set aside may not be sufficient to cover our maintenance obligations, and the maintenance package we have purchased designed to cover maintenance on the generators may not be adequate. In addition, changes in circumstances that were not contemplated at the time of the contract could expose us to unanticipated risks or to protracted or costly dispute resolution.
If we do not receive the benefits anticipated by our projects marketed under recurring revenue project model, our financial condition and results of operations will be materially and adversely affected.
          A portion of our revenues are derived from longer-term recurring revenue projects, which provide for recurring revenues derived from long-term fees paid by the customer, including from shared savings recurring revenue projects, under which our revenues are dependent on the energy cost reductions realized by our customers. While these recurring revenue projects have only made minor contributions to our revenue base through December 31, 2007, we expect they will become more significant revenue generators in the future because we have recently focused our efforts to increase our recurring revenues, primarily through increasing the marketing of our recurring revenue projects. Under those recurring revenue projects, we derive our recurring revenues from the customer. Our anticipated recurring revenues and the related gross margins from these long-term projects are based on a number of assumptions, including for shared-savings recurring revenue projects, energy consumption, energy costs, our monitoring ability, and the initial and ongoing expenses of the project. Changes in our estimates or in our assumptions may result in our recurring revenues and gross margins on those revenues being substantially less than expected, which would materially and adversely affect our financial condition and results of operations.
We could become subject to burdensome government regulation that affects our ability to offer our products and services or that affects demand for our products and services.
          Our business operations are subject to varying degrees of federal, state, local and foreign laws and regulations. Regulatory agencies may impose special requirements for the implementation and operation of our products, services or technology that may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant laws, regulations and requirements may be adopted or imposed in the future. For example, our recurring revenue projects could be materially and adversely affected by new laws or regulations, or new interpretations of existing laws and regulations, that would ban the ownership of power generation by a third party, such as us. Furthermore, some of our customers must comply with numerous laws and regulations. The modification or adoption of future laws and regulations could adversely affect our business and our ability to continually modify or alter our methods of operations at reasonable costs. We cannot provide any assurances that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties which could materially and adversely affect our business.
We may not be able to return to or exceed the levels of growth and profitability that we had experienced before fiscal 2007.
          We had experienced significant profitability and growth in the years immediately preceding fiscal 2007. Our fiscal 2006 revenues were approximately 166% greater than our fiscal 2005 revenues, and our net income in fiscal 2006 was 401% greater than our fiscal 2005 net income. However, our revenues in fiscal 2007 of $111 million were 4% less than our fiscal 2006 revenues of approximately $116 million, and we incurred a net loss in fiscal 2007 of approximately $1.6 million due primarily to approximately $14.1 million in restructuring charges that will not recur. We may not be able to return to or exceed those prior levels of growth and profitability in the future due to the factors listed in this “Item 1A. Risk Factors” and other factors discussed elsewhere in this report. Moreover, as a result of our intended future growth and expansion of our businesses, products and services, we may incur expenses in future periods, including significant costs in developing and expanding our core distributed generation business and the new related businesses, such as selling and marketing expenses and general and administrative expenses, that could adversely affect our operating results or cause them to fall below recent levels. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses exceed what we anticipate, our results of operations will be materially and adversely affected.
We face some risks that are inherent in energy operations.
          Our operations are subject to the hazards and risks inherent in the servicing and operation of natural gas and production water disposal assets, including encountering unexpected pressures, explosions, fires, natural disasters, blowouts, cratering and pipeline ruptures, as well as in the manufacture, sale and operation of electrical equipment such as our distributed generation system, including electrical shocks, which hazards and risks could result in personal injuries, loss of life, environmental damage and other damage to our properties and the properties of others. These operations involve numerous financial, business, regulatory, environmental, operating and legal risks. For example, the WaterSecure operations suffered fires in early 2008 that resulted in personal injuries, damages to property and loss of revenues, net income and cash flow due to business interruption, and will increase future operating expenses due to safety measures being implemented. These risks could materialize and result in losses to us as the result of personal injuries, damage to property and business interruption, some of which could occur for uninsurable or uninsured risks or could exceed our insurance coverage. Therefore, the occurrence of a significant adverse effect that is not fully covered by insurance could have a material and adverse effect on our business. In addition, we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.
Because some of our business and product offerings have limited histories and their business strategies are still being developed and are unproven, limited information is available to evaluate their future prospects.
          Our business strategy includes the development and expansion of new businesses and product lines from time to time, including our new engineering services, management consulting and energy and lighting efficiency businesses. Our plans and strategies with respect to these new businesses are often based on unproven models and must be developed and modified. Our future success depends in large part upon our ability to develop these new businesses so that they will generate significant revenues, profits and cash flow.
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
          The margins on our revenues from some of our product and service offerings are higher than the margins on some of our other product and service offerings. For example, margins received for recurring revenue contracts are generally higher than project-based contracts. In addition, our margins can also fluctuate based upon tariff systems and contract factors. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower net income, or higher net losses, and less cash flow on the same amount of revenues.

Severe, adverse weather conditions, such as hurricanes, can cause a severe disruption in the business of Southern Flow by significantly reducing the short and mid-term demand requirements of its customers.
          Southern Flow’s business is in large part dependent upon the business of large oil and gas producers. Severe, adverse weather conditions, such as hurricanes, can cause serious disruptions in the production activities of those customers, which in turn reduces their demand for Southern Flow’s services. While such production reductions tend to be temporary and after time those production levels tend to return to normal levels, such disruptions can cause Southern Flow to lose business that is generally not replaceable. This loss of business results in a loss of revenues for Southern Flow, and because Southern Flow’s expenses tend to be fixed, at least in the short-term, these losses of revenues could have a significant effect on Southern Flow’s net income and cash flows, and thus a material adverse impact on our revenues, financial condition and results of operations.
We are subject to lawsuits, claims and proceedings from time to time, and in the future we could become subject to new proceedings, and if any of those proceedings are material and are successfully prosecuted against us, our business, financial condition and results of operations could be materially and adversely affected.
          From time to time, we are involved in a variety of claims, suits, investigations, proceedings and legal actions arising in the ordinary course of our business, including actions with respect to labor and employment claims, taxes, breach of contract claims and other matters. For example, from time to time, we hire employees that are subject to restrictive covenants, such as non-competition agreements with their former employers.  We comply, and require our employees to comply, with the terms of all known restrictive covenants.  However, we have in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants.
          We intend to vigorously defend all claims against us. Although the ultimate outcome of these matters cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us.  In addition, it is possible that an unfavorable resolution of one ore more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.
We extend product warranties which could adversely affect our operating results.
          We provide a standard one year warranty for distributed generation equipment. In addition, we offer extended warranty terms on our distributed generation turn-key projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and development of methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation market is limited. If actual product failure rates, parts and equipment costs, or service labor costs exceed our estimates, our operating results could be adversely impacted.
If we fail to successful educate our potential customers, including utility customers, regarding the benefits of our distributed generation solutions or if the market otherwise fails to continue to develop and expand the need for our solutions, our business will be limited and adversely affected.
          Our future success depends in large part upon the continued and growing commercial acceptance of our distributed generation energy solutions and our ability to obtain additional orders. The market for our solutions is relatively new and undeveloped. If we are unable to educate our potential customers and utility partners about the benefits of our solutions over competing products and services, our ability to sell and grow the sales of our solutions will be limited. In addition, because the distributed generation sector is rapidly evolving, we cannot accurately assess the size of the market, and we may not be able to accurately assess the trends that may emerge and affect our business. For example, we may have difficulty predicting customer needs and developing solutions that address those needs. If the market for our energy solutions does not continue to grow, our ability to grow our business could be limited, which could materially and adversely affect our business, financial condition and results of operations.

Because we are dependent upon the utility industry for a growing portion of our revenues, reductions or deferrals of purchases of our products and services by utilities or their customers could materially and adversely affect our business.
          One of our marketing approaches involves partnering with utilities and selling our products and services to their large commercial and industrial customers. We have recently derived an increasing portion of our revenues from this approach. However, the purchasing patterns of these customers are variable and generally characterized by long budgeting, purchasing and regulatory process cycles. These customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying a normal budget approval process within the utility. In addition, utilities may defer purchases of our products and services if the utilities reduce capital expenditures as the result of mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors. This climate could adversely affect our business.
Many of our products and services experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter or year.
          Our products and services are often used by our customers to address critical business needs. Customers generally consider a wide range of issues before making a decision to purchase our products and services. In addition, the purchase of some of our products and services involves a significant commitment of capital and other resources by the customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within the customer’s organization. Our sales cycle may vary based on the industry in which the potential customer operates and is difficult to predict for any particular transaction. The length and variability of our sales cycle makes it difficult to predict whether particular sales will be concluded in any given quarter. While our customers are evaluating our products and services before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long-lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.
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
          The markets in which our businesses operate are characterized by rapid technological change, frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements and changes in customer needs. Significant technological changes could render our existing and planned new products, services and technology obsolete. Our future success will depend, in large part, upon our ability to:
•	effectively use and develop leading technologies;

•	continue to develop our technical expertise;

•	enhance our current products and services;

•	develop new products and services that meet changing customer needs; and

•	respond to emerging industry and regulatory standards and technological changes in a cost-effective manner.
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
          We believe our future success and performance will depend in large part upon our ability to attract and retain highly qualified technical, managerial, sales, marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employees in the future. The loss of the services of any of our key personnel could have a material adverse effect on our business. Although we have entered into employment agreements with our executive officers, we generally do not have employment contracts with our other key employees. In addition, we do not have key person life insurance for most of our key personnel. We cannot assure you that we will be able to retain our current key personnel or that we will be able to attract and retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain highly qualified personnel, our business could be materially and adversely affected.
Failures in the integrity of our current systems and planned system upgrades could materially affect our business performance and our ability to accurately and timely report our financial results.
          Our ability to generate accurate and timely financial information for management reporting and public reporting purposes is dependent on the integrity and stability of our current financial systems and upgrades to our systems. This includes our financial and operational systems. Disruptions in our systems integrity could lead to operational issues and inefficiencies in our business which could be material. Our significant growth requires that we upgrade our financial systems from time to time, including a financial system upgrade which is expected to begin in 2008 and extend into 2009. We expect that this financial system upgrade will improve our financial operations once it is complete, but transitional issues could occur during installation which could adversely impact our performance as well as the integrity or timing of our financial results.
We face intense competition in the markets for our products, services and technology, and if we cannot successfully compete in those markets, our business will be materially and adversely affected.
          The markets for our products, services and technology are intensely competitive and subject to rapidly changing technology, new competing products and services, frequent performance improvements and evolving industry standards. The market for energy solutions is fragmented. We compete against traditional supply-side resources as well as against solutions offered by utilities and competitive electricity suppliers. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. Competition may also increase as a result of industry consolidation. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, which could significantly reduce our future revenues and operating results.
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
          We may need to obtain additional capital to fund our capital obligations and to finance the growth and expansion of our businesses. For example, we will need substantial additional capital to finance the development and growth of our recurring revenue projects, which are heavily capital intensive. In addition, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will probably depend on our ability to raise additional capital, as of the date of this prospectus, we have not entered into any agreement committing us to any such acquisition. Moreover, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. We cannot provide any assurance that we will be able to raise additional capital or replace our current credit facilities when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.
          We entered into a new revolving credit facility in August 2007, under which we have a maximum credit line of $25 million. The credit facility matures in August 2010. As of December 31, 2007, we had made no borrowings against this credit line, and thus the full amount was available. The amount of our loan availability, as well as the amount borrowed under the credit facility, will change in the future depending on our asset base, our liquidity and our capital requirements. In January 2008, we entered into a $2.8 million term credit facility to finance the purchase of our Wake Forest, North Carolina headquarters.
          Our ability to borrow under the revolving credit facility is subject to our ability to satisfy a number of financial covenants. Our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance. If we are unable to fully satisfy the financial covenants of either the credit facility or the term credit facility, and this failure is not waived by our lender, then we will be in breach of the terms of that credit facility. Our obligations under these credit facilities are secured by a first priority security interest in substantially all of the assets of our subsidiaries, and by guarantees by our subsidiaries. Any breach of the covenants in either of these credit facilities could result in a default under that credit facility and a cross-default under the other credit facility, and an acceleration of payment of all outstanding debt owed, which would materially and adversely affect our financial condition.
          We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the holding company level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including general market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, raising capital could require the consent of our lender. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot assure you that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our lender, if its consent is required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.
Restrictions imposed on us by the terms of our current credit facilities could limit how we conduct our business and our ability to raise additional capital.
          The terms of our current credit facilities contain financial and operating covenants that place restrictions on our activities and limit the discretion of our management. These covenants place significant restrictions on our ability to:
•	incur additional indebtedness;

•	create liens or other encumbrances;

•	issue or redeem our securities;

•	make dividend payments and investments;

•	amend our charter documents;

•	sell or otherwise dispose of our or our subsidiaries’ stock or assets;

•	liquidate or dissolve;

•	merge or consolidate with other companies; or

•	reorganize, recapitalize or engage in a similar business transaction.
          Any future financing arrangements will likely contain similar or more restrictive covenants. As a result of these restrictions, we may be:
•	limited in how we conduct our business;

•	unable to raise additional capital, through debt or equity financings, when needed for our operations and growth; and

•	unable to compete effectively or to take advantage of new business opportunities.

          In addition, our credit facilities contain other customary covenants, including covenants which requires us to met specified financial ratios and financial tests. We cannot provide any assurance that we will be able to comply with all these covenants in the future. If a default in our credit facility is declared and not waived or cured, then we may be unable to borrow under it or any other credit mechanism and the entire indebtedness then owed under the credit facility could be accelerated, and we may not be able to repay it. In addition, if the credit facility matures and is not renewed, we may not be able to obtain successor financing on acceptable terms. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business. If as a result of these covenants, we are unable to pursue a favorable transaction or course of action or to respond to an unfavorable event, condition or circumstance, then our business could be materially and adversely affected.
If we fail to effectively manage our future growth, our ability to market and sell our products and services and to provide quality service to our customers may be adversely affected.
          Our revenues, business operations and number of employees have grown significantly in recent years, primarily in response to the growth in our business. We anticipate further growth, especially as we expand into new lines of business and geographic areas. This growth has placed in the past, and we expect it will continue to place in the future, a significant strain on our management and operational resources, including our ability to timely and cost-effectively satisfy our customers’ demand requirements. We must plan and manage our growth effectively in order to continue to offer quality and successful products and services and to achieve revenue growth and profitability in rapidly evolving markets. If we are not able to effectively manage our growth in the future, our business may be materially and adversely affected. We must also continue to hire, train and manage new employees at a rapid rate. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in training our existing employees, our business may be harmed.
Our management of the WaterSecure operations, a private energy program, presents risks to us.
          WaterSecure is our subsidiary that manages and holds a minority ownership interest in the WaterSecure operations, a private program that owns and operates oil and gas production water disposal facilities. While WaterSecure does not intend to form any new private programs, it may from time to time increase its economic interest in the program or initiate or manage actions intended to expand the program’s assets or activities. This program was financed by a private placement of equity interests raising capital to acquire the assets and business operated by the program. Our management of this program presents risks to us, including:
•	lawsuits by investors in this program who become dissatisfied with the results of the program;

•	material adverse changes in the business, results of operations and financial condition of the program due to events, conditions and factors outside of our control, such as general and local conditions affecting the oil and gas market generally and the revenues of the program specifically;

•	hazards of oil production water disposal facilities, including fires and environmental hazards, such as the 2008 fires, that can result in loss of life, personal injuries, damages to facilities that may not be insured and lost business, revenues, net income and cash flows due to the interruptions caused by such hazards;

•	risks inherent in managing a program and taking significant actions that affect its investors;

•	changes in the regulatory environment relating to the program;

•	reliance upon significant suppliers and customers by the program; and

•	changes in technology.
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
          In the past, in addition to organic growth, we have grown by acquiring complimentary businesses, technologies, services and products and entering into other strategic transactions that have enabled us to increase our products and service offerings, expand our markets and add experienced management. As part of our business strategy, we expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and dispositions and strategic alliances, on an ongoing basis as they present themselves to facilitate our ability to enhance our existing and to develop new businesses, products, services and technology, and to enhance our financial condition, results of operations and stockholder value. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.
          Any future acquisition involves risks commonly encountered in business relationships, including:
•	difficulties in assimilating and integrating the operations, personnel, systems, technologies, products and services of the acquired business;

•	the technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

•	difficulties in retaining, training, motivating and integrating key personnel;

•	diversion of management’s time and resources away from our normal daily operations;

•	difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

•	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	difficulties in retaining relationships with customers, employees and suppliers of the acquired company;

•	risks of entering markets in which we have no or limited direct prior experience;

•	potential disruptions of our ongoing businesses; and

•	unexpected costs and unknown risks and liabilities associated with the acquisitions.
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
When we become unable to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes, either because we exhaust them or because we lose the ability to use them for any reason, we would face exposure to significant tax liabilities in the future, adversely affecting our net income and cash flow.
          We recorded taxable income in fiscal 2006 and fiscal 2007, and expect to generate taxable income in fiscal 2008. We have been able to offset our taxable income for U.S. federal income tax purposes by utilizing our net operating loss carryforwards, which we refer to as NOLs, and intend to do so in the future. As of December 31, 2007, our available NOLs were approximately $40.6 million, of which $4.5 million expire over the next three years. When our aggregate future net income, for federal income tax purposes, exceeds the amount of our available NOLs, we will commence incurring liability for federal income taxes, which will adversely affect our net income, cash flow and available cash resources.
          In addition, our ability to utilize these NOLs is subject to significant conditions and restrictions. If we fail to meet these conditions and restrictions, we may be unable to fully utilize some or all of these NOLs. For example, a corporation that undergoes an “ownership change” for U.S. federal income tax purposes is subject to limitations on its ability to utilize its NOLs to offset future taxable income. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three year period. Limitations imposed on our ability to use NOLs to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, adversely affecting our future net income and cash flow. Similar rules and limitations may apply for sate income tax purposes as well.
We may not be able to complete the sale of the assets of Metretek Florida even though we believe that sale is in our long-term best interests.
          In December 2007, our board of directors adopted a plan to sell substantially all of the assets of Metretek Florida, after determining that such a sale would be in our best interests. On March 14, 2008, Metretek Florida entered into a definitive purchase agreement to sell substantially all of its assets and business for a total purchase price of $2,250,000. Although the completion of the sale is currently anticipated to occur in late March or early April 2008, because the sale is subject to customary closing conditions we cannot provide assurance that all those conditions will be met. If a sale is not consummated, then our business could be adversely affected.
Downturns in general economic and market conditions could materially and adversely affect our business.
          There is always a potential for a downturn in general economic and market conditions, and a downturn in the U. S. economy may have recently commenced. Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, including international terrorism and strife, global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. An economic downturn coupled with a decline in our revenues could adversely affect our ability meet our capital requirement, support our working capital requirements and growth objectives, maintain our existing financing arrangements, or otherwise adversely affect our business, financial condition and results of operations. As a result, any economic downturns generally or in our markets specifically, particularly those affecting industrial and commercial users of natural gas and electricity, would have a material adverse effect on our business, cash flows, financial condition and results of operations.
Risks Related to the Ownership of our Shares
Our charter documents, as well as Delaware law, contain anti-takeover provisions that could discourage or prevent a third-party acquisition of our common stock, even if an acquisition would be beneficial to our stockholders.
          Some provisions in our second restated certificate of incorporation and our amended and restated by-laws, as well as some provisions of Delaware law, could have the effect of discouraging, delaying or preventing a third party from attempting to acquire us, even if doing so would be beneficial to stockholders, including transactions in which investors might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions could also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•	a classified board of directors in which only approximately one-third of the total board members are elected at each annual meeting;

•	limitations on the ability of stockholders to change the authorized number of directors or to fill vacancies on the board of directors;

•	prohibition of cumulative voting in the election of directors;

•	provisions permitting a director to be re-elected in an uncontested election even if less than a majority of the shares voted in that election vote in favor of that director;

•	authority for our board of directors to issue shares of our common stock and our preferred stock, and to determine the price, voting and other rights, preferences, privileges and restrictions of undesignated shares of preferred stock, without any vote by or approval of our stockholders;

•	super-majority voting requirements to effect material amendments to our second restated certificate and by-laws;

•	a limitation on which persons may call a special meeting of stockholders;

•	a prohibition on stockholders acting by written consent without a meeting;

•	a fair price provision that sets minimum price requirements for potential acquirers under certain conditions;

•	anti-greenmail provisions which limit our ability to repurchase shares of common stock from significant stockholders;

•	restrictions under Delaware law on mergers and other business combinations between us and any 15% stockholders; and

•	advance notice requirements for director nominations and for stockholder proposals.
          In addition, we have entered into employment agreements with most of our executive officers which, among other things, include provide for severance payments and accelerated vesting of benefits, such as accelerated vesting of restricted stock and stock options, upon a change in control or circumstances after a change in control.
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
          We have not in the past and we do not currently intend to pay dividends on our common stock.
          We have never declared or paid any cash dividends on our common stock. We currently intend on retaining any future earnings to fund our operations and growth and do not expect to pay dividends in the foreseeable future on the common stock. Future dividends, if any, will be determined by our board of directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our board of directors deems relevant.

          The market for our common stock is volatile and subject to extreme trading price and volume fluctuations.
          The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. For example, since January 1, 2007, the sales price of our common stock has fluctuated from a low of $10.68 to a high of $16.11. The stock market in general, and the market for energy companies in particular, have experienced extreme price and volume fluctuations in recent years, and these fluctuations have often been unrelated or disproportionate to the operating performance of those companies. A number of factors could cause wide fluctuations in the market price and trading volume of our common stock to continue in the future, including:
•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, significant technical innovations, new products or services, product improvements, significant contracts, strategic relationships or capital commitments;

•	the receipt, deferral or loss of significant customer orders, including sustaining and growing revenues following the substantial completion in 2008 of significant contracts from Publix, our largest customer;

•	the introduction of new products and services by us or our competitors;

•	the commencement of, or our involvement in, litigation or other legal or regulatory proceedings;

•	announcements by us or our competitors about the success or status of business;

•	conditions or trends in the energy and technology industries in general, and in the particular markets we serve;

•	changes by us in revenue or earnings guidance;

•	recommendations by securities analysts;

•	changes in, or the failure by us to meet, securities analysts’ estimates and expectations;

•	the lower coverage by securities analysts and the media of smaller issuers like us;

•	changes in the market valuation of other energy or technology companies;

•	additions or departures of key personnel;

•	sales of our common stock by our directors, executive officers and significant stockholders; and

•	general economic, business and market conditions.
          Many of these factors are beyond our control. The occurrence of any one or more of these factors could cause the market price of our common stock to fall, regardless of our operating performance.
          In addition, broad fluctuations in price and volume may be unrelated or disproportionate to operating performance. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Securities litigation is often expensive to defend or settle and could divert management’s attention and operational resources, which could have a material adverse effect on our business, even if we ultimately prevail in the litigation.
Item 1B. Unresolved Staff Comments
     None.

have not resolved the additional comment, although we believe that we have resolved all other SEC comments. We will continue to cooperate fully with the SEC to resolve this remaining comment.
Item 2. Properties
          In January 2008, we acquired our principal executive and operating offices, including the land and building, located in Wake Forest, North Carolina. We had previously leased those offices, but determined it would be more favorable to us to own them. The building consists of 23,440 square feet. These offices are subject to a mortgage held by our credit facility lender, as described in the notes to our consolidated financial statements included elsewhere in this report.
          We lease five facilities located in Raleigh, Wilmington and Morrisville, North Carolina, which consist of 36,314 square feet in the aggregate. The leases on these facilities have an aggregate monthly rental obligation of $26,877 and expire at various dates through 2014. We also lease two office facilities in McDonough, Georgia, consisting of 11,367 square feet with a monthly rental obligation of $13,242, including operating costs, which expire in 2010. In addition, we lease office facilities in Anderson, South Carolina, which are used for our EfficientLights operations, consisting of 13,500 square feet with a monthly rental obligation of $5,038 expiring in August 2009. We also own and occupy an 11,770 square foot pre-engineered steel building in Randleman, North Carolina that is used by PowerFab for its office and fabrication activities.
          Southern Flow leases office facilities in the following locations: Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 64,000 square feet, total monthly rental obligations of approximately $37,000 and terms expiring at various dates through 2013. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas, subject to a deed of trust held by our credit facility lender, as described in the notes to our consolidated financial statements included elsewhere in this report.
          Metretek Florida leases its principal business offices, which are located in Melbourne, Florida and consist of 5,950 square feet. The lease has a current monthly rental obligation of $5,067 that increases 5% annually through its expiration on May 31, 2008. In December 2007, our board of directors approved a plan to dispose of the assets and business of Metretek Florida. Under the terms of the purchase agreement for the sale of assets of Metretek Florida to Mercury, Mercury has agreed to assume Metretek Florida’s obligations under that facilities lease after the closing, although the closing of the purchase agreement is subject to customary closing conditions and thus not assured.
          We believe our facilities are suitable and adequate to meet our current and anticipated needs, although our anticipated growth may require us to obtain additional space in future years. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.
Item 3. Legal Proceedings
          From time to time, we are involved in a variety of claims, suits, investigations, proceedings and legal actions arising in the ordinary course of our business, including actions with respect to labor and employment claims, taxes, breach of contract claims and other matters. We intend to vigorously defend all claims against us. Although the ultimate outcome of these matters cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Since August 22, 2007, our common stock has been listed and traded on the NASDAQ Global Select Market under the symbol “POWR”. From August 10, 2005 through August 21, 2007, our common stock was listed and traded on the American Stock Exchange under the symbol “MEK”. From October 15, 2002 through August 9, 2005, our common stock was traded over-the-counter on the OTC Bulletin Board under the symbol “MTEK”.
          The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock, as reported on The NASDAQ Global Select Market and the American Stock Exchange, for the applicable periods.

	High	Low
Fiscal Year 2007 Quarters Ended:
March 31	$13.58	$10.75
June 30	15.82	11.00
September 30	16.11	11.94
December 31	14.70	10.68

Fiscal Year 2006 Quarters Ended:
March 31	$19.62	$8.95
June 30	17.18	11.60
September 30	17.84	10.49
December 31	16.40	11.28
          On March 3, 2008, the last sale price of our common stock as reported on the NASDAQ Global Select Market was $13.34.
Holders
          As of March 3, 2008, there were 227 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of the beneficial owners, we are unable to precisely determine the total number of stockholders represented by these record holders, but we estimate, based upon available information, that there are at least 2,500 beneficial owners of our common stock.
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

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Sales and services	$111,112	$115,702	$43,507	$31,388	$28,926
Cost of sales and services	76,805	84,104	31,242	22,289	21,032

Gross profit on sales and services	34,307	31,598	12,265	9,099	7,894

Operating expenses:
General and administrative	22,489	19,011	8,581	6,681	5,891
Selling, marketing and service	3,575	2,859	1,457	1,271	698
Depreciation and amortization	1,500	885	432	290	216
Research and development	148	73	—	—	—
Restructuring charges	14,139	—	—	—	—

Total operating expenses	41,851	22,828	10,470	8,242	6,805

Operating income (loss)	(7,544)	8,770	1,795	857	1,089
Other income and (expenses):
Management fees	423	365	428	404	155
Interest and other income	1,156	715	57	53	—
Interest, finance charges and other	(57)	(144)	(570)	(364)	(156)
Equity income	2,774	2,221	1,690	1,255	469
Litigation settlements, net	385	343	—	—	—
Minority interest	30	(72)	(211)	(238)	(207)

Income (loss) before income taxes	(2,833)	12,198	3,189	1,967	1,350
Income tax benefit (provision)	1,834	(465)	(46)	(48)	(57)

Income (loss) from continuing operations	(999)	11,733	3,143	1,919	1,293

Discontinued Operations (1):
Loss on disposal	(1,261)	—	(300)	(3,356)	—
Income (loss) from operations	652	(28)	(509)	(1,807)	(414)

Loss on discontinued operations	(609)	(28)	(809)	(5,163)	(414)

Net income (loss)	$(1,608)	$11,705	$2,334	$(3,244)	$879

Per Share Amounts (2):
Income (loss) from continuing operations:
Basic	$(0.06)	$0.78	$0.26	$0.07	$0.04

Diluted	$(0.06)	$0.71	$0.24	$0.07	$0.04

Net income (loss):
Basic	$(0.10)	$0.78	$0.19	$(0.47)	$(0.02)

Diluted	$(0.10)	$0.71	$0.18	$(0.45)	$(0.02)

Weighted average common shares outstanding:
Basic	16,045	15,063	12,287	9,531	6,043

Diluted	16,045	16,477	13,361	10,036	6,051

(1)	During fiscal 2007, our Board of Directors approved a plan to discontinue the business of Metretek Florida and sell substantially all of its assets and operations. During fiscal 2004, our Board of Directors approved a plan to discontinue the business of MCM and sell all of its manufacturing assets. The operations of the discontinued Metretek Florida and MCM disposal group have been reclassified to discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2007 have been reclassified to conform to fiscal 2007 presentation. Such reclassifications had no impact on our net income (loss) or stockholders’ equity.

(2)	Per share amounts presented for fiscal 2003 and fiscal 2004 include the effects of preferred stock deemed distributions. Per share amounts for fiscal 2003 include the effects of allocation of earnings to participating preferred stock as required by the provision of EITF 03-06.

	December 31,
	2007	2006	2005	2004	2003
			(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,710	$15,916	$2,188	$2,951	$2,102
Working capital	41,278	38,988	4,911	5,117	5,964
Total assets	113,023	89,699	33,319	30,211	23,327
Long-term notes payable	—	—	3,594	6,075	5,227
Redeemable preferred stock	—	—	—	—	9,422
Total stockholders’ equity	59,240	58,000	16,230	12,917	1,169

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our consolidated results of operations for the year ended December 31, 2007, which we refer to as fiscal 2007, the year ended December 31, 2006, which we refer to as fiscal 2006, and the year ended December 31, 2005, which we refer to as fiscal 2005, and of our consolidated financial condition as of December 31, 2007 and 2006 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
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
Overview
          We are a leading provider of energy management and efficiency solutions to utilities and their commercial, institutional and industrial customers. Our operations are currently focused on distributed generation, utility infrastructure and energy efficiency, providing products and services to utilities and their commercial, institutional, and industrial customers. Our core distributed generation products and services involve the deployment of electric generation equipment that supplements the electric power grid, enabling utilities to avoid new investments in infrastructure for transmitting and distributing power, and providing their customers with dependable backup power with a strong return on investment. The distributed generation equipment is generally located at the utilities’ end-customer’s business sites. We have sophisticated monitoring systems and electrical switching technologies, which work in tandem to reduce customers’ costs by managing load curtailment during peak power periods, and also ensure backup power is available during power outages. In addition to its core distributed generation products and services, we provide utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. We also provide commercial and industrial customers with the identification, design and installation of cost effective energy improvement systems for lighting, building controls, and other facility upgrades.
          We also conduct other business operations through other wholly-owned subsidiaries. Southern Flow conducts our natural gas measurement services operating segment. Southern Flow provides a wide variety of natural gas measurement services principally to producers and operators of natural gas production facilities. Previously, we had been engaged in a third business segment, automated energy data collection and telemetry which was conducted by our Metretek Florida subsidiary. That segment of our business has been discontinued and the results of its operations reported as discontinued operations.
          In addition to our operating segments, WaterSecure owns approximately 36% of the equity interests in MM 1995-2, which we refer to as the WaterSecure operations. We record management fees from our services as managing trustee and equity in the income of the WaterSecure operations, which operates production water disposal facilities located in northeastern Colorado.
          We commenced operations in 1991 as an energy services holding company, owning subsidiaries with businesses designed to exploit service opportunities primarily in the natural gas industry. Since then, our business has evolved and expanded through acquisitions and formations of companies, businesses and product lines that have allowed us to reach not only a broader portion of the energy market, including the electricity market, but also markets outside of the energy field. In recent years, we have focused our efforts on growing our businesses by offering new and enhanced products, services and technologies and by entering new markets, especially those related to distributed generation and energy efficiency.

          We serve the energy industry by providing tailored solutions that address certain niches in the industry. In recent years, the energy industry has experienced a period of significant price increases for energy consumers, while at the same time it has been increasingly stressed by a continued increase in the demand for energy. This conflux of rising energy prices and rising energy demand has created opportunities for us to provide value to our customers, which include commercial and industrial energy users, energy producers and utilities, in addressing their energy needs. In carrying out our strategy, we conduct operations that include the offering of distributed generation to businesses to augment their use of the electric grid, the measurement and management of natural gas, the offering of energy efficiency projects that reduce the cost of energy consumption and the provision of engineering and support services for utilities. Our businesses are well positioned to benefit from many of the opportunities that have arisen in the current energy environment.
          We are an expanding company that has developed a series of businesses centered around distributed generation, with a core turnkey distributed generation business. Since late 2005, we have received several significant orders from our largest customer, Publix, that have resulted in numerous projects in our core business generating a majority of ours revenues in fiscal 2007 and fiscal 2006. We expect revenues from Publix to continue to provide a significant contribution to our revenues in 2008, although in a smaller portion than in previous years, as both the absolute amount of revenues from Publix will decline as we complete backlog orders, and as our revenues from other customers continues to expand.
          In addition, since 2005, we have added several new business units designed to expand and complement our core distributed generation and energy efficiency businesses and customers. Even with the addition of these business units and acquisitions, we are still in large part dependent upon the size and timing of the receipt of orders for, and of the rate of completion of, our projects, and our results of operations have in the past been, and in the future will most likely continue to be, significantly impacted by large projects and orders.
          In recent months, we have begun implementing a marketing strategy designed to increase the percentage of revenues that recur on an annual basis. We recently announced orders under the recurring revenue distributed generation model that have the potential to generate between $11 and $14 million annually. These orders will result in an increased and more stable future cash flow, but it will also require a substantial increase in capital costs, including working capital and possible debt financing, as well as a possible reduction in short-term revenues compared to the same costs for our traditional turnkey projects.
          Recent Developments
          During the first quarter of fiscal 2007, we announced we had procured new contracts expected to generate approximately $50 million in total revenues for our PowerSecure subsidiary during 2007 and 2008.
          In April 2007, our board of directors made certain organizational changes that were focused on accelerating the growth of our PowerSecure subsidiary. Our results of operations for the year ended December 31, 2007 include restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14.1 million pre-tax, $8.6 million after-tax, and $0.88 per basic and diluted share.
          These restructuring charges are the result of certain organizational changes made in April 2007 by our board of directors that were focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. In April 2007, W. Phillip Marcum, one of our founders, resigned as our Chairman of the Board, President and Chief Executive Officer, and the Board appointed Sidney Hinton, who had previously served as President and Chief Executive Officer of our PowerSecure subsidiary, to also to serve as our President and Chief Executive Officer and Basil M. Briggs, a non-employee director, to serve as our Chairman. Also in April 2007, A. Bradley Gabbard, also one of our founders, resigned as our Executive Vice President and Chief Financial Officer, and the Board appointed Gary Zuiderveen, our controller, to also serve as our Chief Financial Officer until a new Chief Financial Officer was located and appointed. As a result of these organizational changes, we recorded pre-tax restructuring charges of $14.1 million in fiscal 2007. These charges included severance of $7.7 million for our former Chief Executive Officer, $5.2 million for our former Chief Financial Officer, $0.2 million for other individuals, as well as $1.0 million of third-party professional fees and other expenses directly related to implementing the organizational changes. During the year ended December 31, 2007, we made cash payments in the aggregate amount of $8.4 million for the liability accrued for these organizational changes. The balance of our payment obligations relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $4.0 million in 2008, $1.3 million in 2009, and $0.4 million in 2010.
          Also in April 2007, our Board approved a plan to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary facilities in Wake Forest, North Carolina. In connection with the relocation, we incurred $23,000 in lease termination costs, all of which were incurred and paid during the year ended December 31, 2007 and recorded as restructuring charges.
          On August 15, 2007, we entered into an Employment and Non-Competition Agreement with Sidney Hinton, our President and Chief Executive Officer. The key terms of Mr. Hinton’s Employment Agreement include a five year term, with automatic one-year renewals, an increase in base salary, annual bonuses equal to 7% of our PowerSecure subsidiary’s cash flow from operations, a grant of 600,000 shares of restricted common stock, a $5 million life insurance policy, a disability insurance policy, an annuity upon his retirement, and severance benefits.
          On August 22, 2007, we changed our name from “Metretek Technologies, Inc.” to “PowerSecure International, Inc.” to better reflect our business operations and focus. Our common stock also commenced trading on the NASDAQ Global Select Market at the same time.
          On August 23, 2007, we entered into a credit agreement with Citibank, N.A., and other lenders, providing for a $25 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by our subsidiaries and secured by our assets and the assets of our subsidiaries. The credit facility matures on August 23, 2010. The credit facility is a refinancing and expansion of our prior credit facility with First National Bank of Colorado. The credit facility is expected to be used primarily to fund the growth and expansion of our PowerSecure subsidiary. We had not borrowed any funds on the credit facility through December 31, 2007. In January 2008, we entered into a $2.7 million term credit agreement with the same lenders as for our credit facility for the purpose of financing the purchase of our Wake Forest, North Carolina principal executive offices. This term credit facility contains virtually the same terms, and is secured by the same collateral, including security interests and guarantees, as our credit facility, but does not reduce our available borrowings under the credit facility.
          In September 2007, we formed EfficientLights to design and manufacture lighting solutions, including initially solutions specifically aimed at substantially reducing the energy consumed in lighting freezer cases in grocery stores.
          In the second half of 2007, we commenced a strategy aimed at providing our distributed generation solution to utilities and their customers in a model that generates long-term recurring revenues to us. In November 2007 and January 2008, we announced new major long-term recurring revenue contracts with utility partners to provide customers with efficient standby power and the utilities with access to reliable distributed generation assets. These contracts have the potential to generate $11 to $14 million in annual recurring revenue.
          Due principally to a decrease in revenues by our PowerSecure subsidiary, our consolidated revenues during fiscal 2007 decreased by $4.6 million, representing a 4.0% decrease compared to our fiscal 2006 consolidated revenues. We recorded a loss from continuing operations of $1.0 million during fiscal 2007, which included a $14.1 million restructuring charge and an income tax benefit of $1.8 million, as compared to income from continuing operations of $11.7 million during fiscal 2006. Our net loss was $1.6 million during fiscal 2007, which included a loss from discontinued operations of $0.6 million, as compared to net income of $11.7 million during fiscal 2006, which included a loss on discontinued operations of $28,000.
Operating Segments
          We conduct our operations through two operating segments: Distributed Generation and Energy Efficiency; and Natural Gas Measurement Services. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Previously, we had also been engaged in a third business segment, Automated Energy Data Collection and Telemetry. That segment of our business has been discontinued and the results of its operations reported as discontinued operations.

          Distributed Generation and Energy Efficiency
          Our distributed generation and energy efficiency segment is conducted by our PowerSecure subsidiary. The primary elements of our PowerSecure subsidiary’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. Our PowerSecure subsidiary markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through December 31, 2007, the majority of our PowerSecure subsidiary’s revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the system from our PowerSecure subsidiary.
          Our PowerSecure subsidiary is an expanding company that has developed a series of businesses centered around distributed generation, with a core turn-key distributed generation business. Since late 2005, our PowerSecure subsidiary has received several significant orders from its largest customer, Publix, that have resulted in numerous projects in our PowerSecure subsidiary’s core business generating a majority of our PowerSecure subsidiary’s revenues in fiscal 2007 and fiscal 2006.
          In addition, since 2005, our PowerSecure subsidiary has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to our PowerSecure subsidiary’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to our PowerSecure subsidiary’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Our PowerSecure subsidiary’s Federal business unit concentrates on marketing its products and services to federal customers, primarily in conjunction with our utility alliances. PowerFab builds trailers for the transportation of goods and equipment, an element in our PowerSecure subsidiary’s mobile distributed generation equipment business strategy. During the second half of fiscal 2007, our PowerSecure subsidiary launched a new majority-owned subsidiary, EfficientLights, that designs and manufactures lighting solutions specifically aimed at substantially reducing the energy consumed in lighting grocery stores.
          Each of our PowerSecure subsidiary’s business units operates in a separate market with distinct technical disciplines, but all of these business units share a common customer base that our PowerSecure subsidiary services and grows through shared resources and customer leads. Accordingly, these business units are included within our PowerSecure subsidiary’s segment results.
          Natural Gas Measurement Services
          Our natural gas measurement services segment is conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.
Results of Operations
          The following discussion regarding revenues, gross profit, costs and expenses, and other income and expenses for fiscal 2007 compared to fiscal 2006, and for fiscal 2006 compared to fiscal 2005, excludes revenues, gross profit, and costs and expenses of the discontinued Metretek Florida segment operations.
          Fiscal 2007 Compared to Fiscal 2006
          Revenues
          Our revenues are generated entirely by sales and services provided by our PowerSecure subsidiary and Southern Flow. The following table summarizes our revenues for the periods indicated:

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%
	(In thousands)
Segment Revenues:
PowerSecure	$94,923	$99,543	$(4,620)	-4.6%
Southern Flow	16,190	16,160	30	0.2%

Total	$111,113	$115,703	$(4,590)	-4.0%

          Our consolidated revenues for fiscal 2007 decreased $4.6 million, or 4%, compared to fiscal 2006 due primarily to a decrease at our PowerSecure subsidiary, partially offset by a slight increase in sales and service revenues at Southern Flow.
          Our PowerSecure subsidiary’s distributed generation sales are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. Our PowerSecure subsidiary’s distributed generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our PowerSecure subsidiary’s sales decreased $4.6 million, or 4.6%, during fiscal 2007 compared to fiscal 2006. The decrease in our PowerSecure subsidiary’s revenues during fiscal 2007 compared to fiscal 2006 was due to a $9.4 million decrease in its revenues from its largest customer, Publix, partially offset by an increase of $4.7 million in revenues from other customers. As of December 31, 2007, our PowerSecure subsidiary’s backlog of work it has been awarded and will be completed during 2008 and 2009 is approximately $99 million. This includes $83 million of project based revenue (that will be recognized as the projects are completed in 2008 and 2009), and $16 million of new recurring revenue projects (that will be completed in mid-2008, and recognized over the 7-year life of the contract). Accordingly, while our PowerSecure subsidiary’s backlog of work that it has been awarded during fiscal 2007 increased, the timing of the work performed and the effect of the percentage of completion of in-process projects during fiscal 2007 resulted in the overall decrease in sales and service revenues compared to fiscal 2006. While we expect our revenues to grow in the future, the growth of our revenues will depend on those factors as well as upon our ability to secure new significant purchase orders and to grow our businesses, as well as the amount and proportion of future recurring revenue projects, which may result in a decrease in short-term revenues for the benefit of an increase in revenues over the long term.
          The following table summarizes our PowerSecure subsidiary’s revenues from Publix and from all other customers for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues from Publix	$52,001	$61,359	$1,000
All other PowerSecure Revenues	42,922	38,184	9,675

Total PowerSecure Revenues	$94,923	$99,543	$10,675

Publix as a percentage of total PowerSecure Revenues	54.8%	61.6%	9.4%
          Based on total orders received from Publix through December 31, 2007, we expect to record an additional $47 million in revenues from Publix distributed generation projects in fiscal 2008 and 2009. We expect that, in the future, revenues from Publix will constitute a smaller portion of our total revenues than it has in recent years, both due to a reduction in the absolute amount of Publix revenues and the continued growth of revenues from other customers.
          Southern Flow’s sales and service revenue increased $30,000, or less than 1.0%, during fiscal 2007, as compared to fiscal 2006, due to a $1.0 million increase in field and service related revenues, almost entirely offset by a $1.0 million decline in equipment sales. The increase in field and other service related revenue in fiscal 2007 was due to continued favorable market conditions in the oil and gas sector. The decline in equipment sales was due to fiscal 2006 equipment sales activity related to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in fiscal 2007.

          Gross Profit and Gross Profit Margins
          Our gross profit represents our sales less our cost of sales. Our gross profit margin represents our gross profit divided by our sales The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated:

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%
	(In thousands)
Segment Costs of Sales and Services:
PowerSecure	$65,015	$72,318	$(7,303)	-10.1%
Southern Flow	11,790	11,786	4	0.0%

Total	$76,805	$84,104	$(7,299)	-8.7%

Segment Gross Profit:
PowerSecure	$29,908	$27,225	$2,683	9.9%
Southern Flow	4,400	4,374	26	0.6%

Total	$34,308	$31,599	$2,709	8.6%

Segment Gross Profit Margins:
PowerSecure	31.5%	27.3%
Southern Flow	27.2%	27.1%
Total	30.9%	27.3%
          Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 8.7% decrease in our consolidated cost of sales and services for fiscal 2007, compared to fiscal 2006, was attributable almost entirely to the decrease in sales coupled with our PowerSecure subsidiary’s increased operating efficiency.
          The 10.1% decrease in our PowerSecure subsidiary’s costs of sales and services in fiscal 2007 was a result in part from the 4.6% decrease in our PowerSecure subsidiary’s sales and services revenue as well as a result of the factors leading to the improvement in our PowerSecure subsidiary’s gross profit margin. Our PowerSecure subsidiary’s gross profit margin increased to 31.5% during fiscal 2007, as compared to 27.3% during fiscal 2006. This 4.2 percentage point increase in gross margin as a percent of revenue was primarily driven by an increase in the gross profit margin in our core distributed generation business of 4.1 percentage points. This increase was a result of shifts toward high margin projects performed with greater operational efficiency in fiscal 2007 as compared to fiscal 2006. Our gross margin profit also benefited from increases in the gross margins in our federal projects unit of 0.3 percentage points, and in our Utility Services business of 0.4 percentage points. These increases were partially offset by declines in the gross margins in our PowerServices and UtilityEngineering business of 0.2 percentage points, in our EnergyLite business of 0.2 percentage points, and in our EfficientLights business of 0.1 percentage points.
          The less than 1.0% increase in Southern Flow’s costs of sales and services in fiscal 2007 is the result of the slight increase in its sales and service revenues. Southern Flow’s gross profit margin increased to 27.2% for fiscal 2007, compared to 27.1% during fiscal 2006, which increase is within the range of normal fluctuations for Southern Flow.
          Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	Our ability to improve our operating efficiency and benefit from economies of scale;

•	Our ability to manage our materials and labor costs;

•	The geographic density of our projects;

•	The mix of higher and lower margin products and services;

•	The selling price of our products and services;

•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful; and

•	Other factors described below under “—Fluctuations.”
          Accordingly, there is no assurance that our future gross profit margins will continue to improve or even remain at recent levels, and are likely to fluctuate from quarter to quarter and from year to year. See “—Fluctuations” below.
          Operating Expenses
          Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, research and development, and restructuring charges. The following table sets forth our operating expenses for the periods indicated:

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%
	(In thousands)
Operating Expenses:

General and administrative	$22,489	$19,011	$3,478	18.3%
Selling, marketing and service	3,575	2,860	715	25.0%
Depreciation and amortization	1,500	885	615	69.5%
Research and development	148	73	75	102.7%
Restructuring charges	14,139	—	14,139	*

Total	$41,851	$22,829	$19,022	83.3%

*	Not meaningful.
          Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. As we continue to grow, we expect that our personnel costs will likewise continue to increase in the future, as we continue to hire new employees and as a result of performance based compensation that rewards our financial success by increasing or compensation expenses. For example, in fiscal 2007, the number of employees in our continuing operations increased from 315 at the start of the year to 378 at the end of the year.
          General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 18.3% increase in our consolidated general and administrative expenses in fiscal 2007, as compared to fiscal 2006, was due to increases in personnel and related overhead costs associated with the development and growth of our business partially offset by a decline in corporate overhead costs related to reduced personnel costs resulting from the fiscal 2007 corporate restructuring. The following table provides further detail of the general and administrative expenses:

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%
	(In thousands)
PowerSecure G&A Expense:

Personnel costs	$11,141	$9,812	$1,329	13.5%
Vehicle lease and rental	1,568	1,145	423	36.9%
Insurance	878	704	174	24.7%
Rent-office and equipment	711	315	396	125.7%
Professional fees and consulting	618	521	97	18.6%
Travel	388	497	(109)	-21.9%
Other	1,443	169	1,274	753.8%
Southern Flow G&A Expense	1,551	1,472	79	5.4%
Corporate Overhead Expense	4,191	4,376	(185)	-4.2%

Total	$22,489	$19,011	$3,478	18.3%

          The increase in our PowerSecure subsidiary’s personnel costs is due to additional personnel to support the growth in operations of our PowerSecure subsidiary, additional stock compensation expense, and higher employee benefit costs. We expect such personnel costs, as the largest component of our general and administrative expenses, to continue to increase in the future at our PowerSecure subsidiary as we continue to hire additional employees and reward them for performance in connection with our anticipated growth. Other general and administrative expense for our PowerSecure subsidiary include equipment supplies, computer supplies, office cleaning and security, office supplies, postage, repairs and maintenance, telephone, training, utilities and other taxes.
          Southern Flow general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our natural gas measurement services segment. We do not expect general and administrative expenses at Southern Flow to increase significantly in the future, absent any significant acquisitions or growth in their business activities.
          Corporate overhead general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our subsidiaries, such as legal, Sarbanes-Oxley, public company reporting, director expenses and accounting costs, which we do not allocate to the subsidiaries. Overall, these costs decreased due to the effects of our corporate restructuring during fiscal 2007.
          Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 25.0% increase in selling, marketing and service expenses in fiscal 2007, as compared to fiscal 2006, was due primarily to increased personnel and commission costs at our PowerSecure subsidiary. Our PowerSecure subsidiary’s selling, marketing and services expenses increased in fiscal 2007 by $0.7 million, or 24.2%, compared to fiscal 2006. We expect our selling, marketing and services expenses to continue to increase in the future to support our anticipated future growth.
          Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 69.5% increase in depreciation and amortization expenses in fiscal 2007, as compared to fiscal 2006, primarily reflected an increase in depreciable assets acquired by our PowerSecure subsidiary in the latter portions of fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by our PowerSecure subsidiary in fiscal of 2006. Our PowerSecure subsidiary’s depreciation and amortization expenses increased in fiscal 2007 by $0.6 million, or 86.6%, compared to fiscal 2006.
          Research and Development Expenses. Research and development expenses include the cost of materials and payments to consultants related to product design and development at our PowerSecure subsidiary. The 102.7% increase in research and development expenses in fiscal 2007, as compared to fiscal 2006, primarily reflects initial product design and prototype costs incurred in developing EfficientLights’ lead product, an LED lighting solution for freezer cases in retail chains that consumes approximately one-third the energy of a comparable fluorescent unit.
          Restructuring Charges. Restructuring charges of $14.1 million during fiscal 2007 include the severance and associated costs related to certain organization changes focused on accelerating our growth. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina. We did not incur any similar costs in fiscal 2006. These restructuring charges are described below under "—Indebtedness—Restructuring Obligations.”
          Other Income and Expenses
          Our other income and expenses include management fees we earn as managing trustee of our equity investee relating to the WaterSecure operations, interest income, interest expense, equity income, income from litigation settlements, minority interest, and income taxes. The following table sets forth our other income expenses for the periods indicated:

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%
	(In thousands)
Other Income and (Expenses):
Management fees	$423	$365	$58	15.9%
Interest and other income	1,156	715	441	61.7%
Interest and finance charges	(57)	(144)	87	60.4%
Equity income	2,774	2,221	553	24.9%
Litigation settlements	385	343	42	12.2%
Minority interest	30	(72)	102	141.7%
Income tax benefit (provision)	1,834	(465)	2,299	494.4%
          Management Fees. Management fees consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. The WaterSecure operations experienced strong revenue growth in fiscal 2007 as a result of favorable market conditions in the oil and gas sector in the region in which it operates. As a direct result, our management fees increased in fiscal 2007 by 15.9% compared to fiscal 2006.
          Interest and Other Income. Interest and other income consists of non-operating income items as well as interest we earn on our cash and cash equivalent balances. Interest and other income increased $441,000 during fiscal 2007, as compared to fiscal 2006. This increase was comprised principally of the one-time receipt of insurance proceeds from a fire claim at Southern Flow as well as interest earned on the balance of our cash and cash equivalents, which increased in fiscal 2007 compared to fiscal 2006. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our working capital needs, and future interest rates.
          Interest and Finance Charges. Interest and finance charges include interest and finance charges on our credit facility. The 60.4% decrease in interest and finance charges in fiscal 2007, as compared to fiscal 2006, reflected the repayment of all of our long-term debt obligations during the second quarter of fiscal 2006. Through December 31, 2007, we had not incurred any long-term debt, although we are incurring an unused line fee and we are amortizing the finance charges incurred in connection with our credit facility. We expect our future interest and finance charges to increase as a result of our January 2008 term credit agreement and as a result of anticipated borrowings to fund our future expected growth, including financing potential significant recurring revenue projects.
          Equity Income. Equity income consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of our WaterSecure operations. During fiscal 2007, our equity income increased by $553,000, or 24.9%, over fiscal 2006. The performance of the WaterSecure operations, and our related equity income, was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates. There is no assurance that the WaterSecure operations, and our related equity income, will continue to increase in the future.
          Litigation Settlements. Litigation settlements consists of income from the settlements of outstanding claims against other parties involved in a class action lawsuit that we had previously settled with the class. As a result of these settlements, we recorded income from litigation settlements in the amount of $0.4 million during fiscal 2007 and $0.3 million during fiscal 2006. No additional claims were outstanding at December 31, 2007.
          Minority Interest. Minority interest consists of the minority shareholder’s interest in the losses of

EfficientLights for the fourth quarter of fiscal 2007 and the minority shareholders’ interest in the income of CAC LLC for the first quarter of fiscal 2006. EfficientLights was formed late in the third quarter of fiscal 2007 and incurred significant start up costs which resulted in its losses for fiscal 2007. CAC LLC held a portion of our interests in the WaterSecure operations during fiscal 2006. CAC LLC was dissolved and its assets and liabilities distributed to its shareholders in the second quarter of fiscal 2006.
          Income Taxes. We account for income taxes in accordance with Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”), and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Under the provisions of FAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in our financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. Our income tax benefit (provision) includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. Historically, our federal income tax expense has been insignificant, generally limited to federal alternative minimum tax, because of our consolidated net operating losses. During fiscal 2007, we determined that it is more likely than not that some portion of our net deferred tax asset will be realized and we released approximately $2.0 million of our valuation allowance. As a result, we recorded a substantial income tax benefit in fiscal 2007. We did not record any federal income tax benefit in fiscal 2006 due to the uncertainty of realizing the benefit of our net operating loss carryforwards at that time. Any future income tax benefits will depend upon the amount of our remaining net operating loss carryforwards as well as assumptions regarding our future results.
          Fiscal 2006 Compared to Fiscal 2005
          Revenues
          Our consolidated revenues for fiscal 2006 increased $72.2 million, or 165.9%, compared to fiscal 2005 due to increase in revenues at both of our operating subsidiaries, especially our PowerSecure subsidiary. The following table summarizes our revenues for the periods indicated:

			Year-over-Year
	Year Ended December 31,		Difference
	2006	2005	$	%
	(In thousands)
Segment Revenues:
PowerSecure	$99,543	$30,200	$69,343	229.6%
Southern Flow	16,160	13,307	2,853	21.4%

Total	$115,703	$43,507	$72,196	165.9%

          Our PowerSecure subsidiary’s sales and service revenues increased by $69.3 million, or 229.6%, during fiscal 2006 compared to fiscal 2005. The increase in our PowerSecure subsidiary’s revenues during fiscal 2006 compared to fiscal 2005 was due to a $64.3 million increase in distributed generation turn-key system project sales and services together with an increase of $5.1 million in revenues from recurring revenue projects, professional services, monitoring and other service related revenues, including $4.2 million of increased revenues contributed by PowerServices, UtilityEngineering, EnergyLite, and government sector projects. The increase in our PowerSecure subsidiary’s distributed generation turn-key system project sales and service revenues was primarily attributable to a substantial increase in the total number of projects completed or in process during fiscal 2006 compared to fiscal 2005. The increase in the number of distributed generation projects was primarily due to the large orders placed by Publix in November 2005 and March 2006. The growth of our PowerSecure subsidiary was also attributable to the continued expansion of our PowerSecure subsidiary’s projects into new geographic markets as a result of increased marking efforts and the growth and market acceptance of new products and services by our PowerSecure subsidiary.
          Southern Flow’s sales and service revenues increased by $2.9 million, or 21.4%, during fiscal 2006, as compared to fiscal 2005, due, in part, to increased field work and equipment sales and service revenues related to repairing customer facilities that incurred hurricane damages in 2005, as well as favorable market conditions in the oil and gas sector.

          Gross Profit and Gross Profit Margins
          The following tables summarize our segment costs of sales and services along with our gross profits and gross profit margins for the periods indicated:

			Year-over-Year
	Year Ended December 31,		Difference
	2006	2005	$	%
	(In thousands)
Segment Costs of Sales and Services:
PowerSecure	$72,318	$21,305	$51,013	239.4%
Southern Flow	11,786	9,937	1,849	18.6%

Total	$84,104	$31,242	$52,862	169.2%

Segment Gross Profit:
PowerSecure	$27,225	$8,895	$18,330	206.1%
Southern Flow	4,374	3,370	1,004	29.8%

Total	$31,599	$12,265	$19,334	157.6%

Segment Gross Profit Margins:
PowerSecure	27.3%	29.5%
Southern Flow	27.1%	25.3%
Total	27.3%	28.2%
          The 169.2% increase in cost of sales and services for fiscal 2006, compared to fiscal 2005, was attributable entirely to the increase in sales at our PowerSecure subsidiary and at Southern Flow.
          The 239.4% increase in our PowerSecure subsidiary’s costs of sales and services in fiscal 2006 is almost entirely a direct result of the 229.6% increase in our PowerSecure subsidiary’s revenues. Our PowerSecure subsidiary’s gross profit margin decreased to 27.3% during fiscal 2006, as compared to 29.5% during fiscal 2005. In part, this reduction in gross profit margin reflects additional personnel and capacity costs incurred in fiscal 2006 in order to effectively meet customer delivery expectations. This reduction also reflects unanticipated increases in copper prices during fiscal 2006 that increased the cost of materials on certain projects, as well as some embedded margin reduction priced into the Publix projects to induce those large orders.
          The 18.6% increase in Southern Flow’s costs of sales and services in fiscal 2006 is the result of the 21.4% increase in its revenues. Southern Flow’s gross profit margin increased to 27.1% for fiscal 2006, compared to 25.3% during fiscal 2005. While the fiscal 2006 gross profit margin was within the normal range of Southern Flow’s historical margins, its fiscal 2005 gross profit margin was below Southern Flow’s historical margins reflecting the adverse effects on gross profit margins of Hurricanes Rita and Katrina during that period.
          Operating Expenses
          The following table sets forth our operating expenses for the periods indicated:

			Year-over-Year
	Year Ended December 31,		Difference
	2006	2005	$	%
	(In thousands)
Operating Expenses:
General and administrative	$19,011	$8,581	$10,430	121.5%
Selling, marketing and service	2,860	1,457	1,403	96.3%
Depreciation and amortization	885	432	453	104.9%
Reserarch and development	73	—	73	*

Total	$22,829	$10,470	$12,359	118.0%

*	Not meaningful.

          General and Administrative Expenses. The 121.5% increase in general and administrative expenses in fiscal 2006, as compared to fiscal 2005, was due to increases in personnel and related overhead costs associated with the development and growth of our PowerSecure subsidiary’s business ($8.2 million), increased corporate overhead costs ($1.4 million), expenses associated with implementing the requirements of Sarbanes-Oxley ($0.1 million), and an increase in stock compensation expense ($0.7 million) incurred as a result of the implementation of the provisions of FAS 123(R).
          Selling, Marketing and Service Expenses. The 96.3% increase in selling, marketing and service expenses in fiscal 2006, as compared to fiscal 2005, was due primarily to increased personnel and business development expenses associated with the development and growth of the business of our PowerSecure subsidiary during fiscal 2006. Our PowerSecure subsidiary’s selling, marketing and services expenses increased in fiscal 2006 by $1.4 million, or 96.8%, compared to fiscal 2005, nearly all of which was due to an increase in the number of sales personnel as well as an increase in sales commissions on our PowerSecure subsidiary’s rapid revenue growth in fiscal 2006.
          Depreciation and Amortization Expenses. The 104.9% increase in depreciation and amortization expenses in fiscal 2006, as compared to fiscal 2005, primarily reflected an increase in depreciable assets acquired by in the latter portions of fiscal 2005 and fiscal 2006 as well as an increase in amortization expense associated with contract rights acquired by our PowerSecure subsidiary in fiscal of 2006 and our purchase of additional equity interests in MM 1995-2 in the first and third quarters of fiscal 2006. Our PowerSecure subsidiary’s depreciation and amortization expenses increased in fiscal 2006 by $0.4 million, or 152.5%, compared to fiscal 2005.
          Research and Development Expenses. Research and development expenses include the cost of materials and payments to consultants related to product design and development at our PowerSecure subsidiary. During the fourth quarter of fiscal 2006, our PowerSecure subsidiary incurred approximately $73,000 of development expenses for which there was no similar expenditure in fiscal 2005.
          Other Income and Expenses
          The following table sets forth our other income expenses for the periods indicated:

			Year-over-Year
	Year Ended December 31,		Difference
	2006	2005	$	%
	(In thousands)
Other Income and (Expenses):
Management fees	$366	$428	$(62)	-14.5%
Interest and other income	716	57	659	1156.1%
Interest and finance charges	(144)	(570)	426	74.7%
Equity income	2,221	1,690	531	31.4%
Litigation settlements	343	—	343	*
Minority interest	(72)	(211)	139	65.9%
Income tax provision	(465)	(46)	(419)	-910.9%

*	Not meaningful
          Management Fees. Management fees consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based upon a percentage of the revenues of the WaterSecure operations. During fiscal 2005, we earned additional fees for project management services incurred in connection with the development of backup capacity and enhanced operating capacity at two of the WaterSecure operations disposal facilities. There were no similar project management fees in fiscal 2006. As a result, management fees decreased by 14.5% in fiscal 2006, as compared to fiscal 2005.
          Interest and Other Income. Interest and other income increased $0.7 million during fiscal 2006, as compared to fiscal 2005. This increase was comprised principally of interest earned on cash and cash equivalent balances which resulted from the net proceeds of our private placement in fiscal 2006.
          Interest and Finance Charges. The 74.7% decrease in interest and other expenses in fiscal 2006, as compared to fiscal 2005, reflects the repayment of all of our long-term debt obligations and the balance outstanding on our credit facility during the second quarter of fiscal 2006.
          Equity Income. Equity income consists of our minority ownership interest in the earnings of the WaterSecure operations. During fiscal 2006, our equity income increased by $0.5 million, or 31.4%, over fiscal 2005. Net of minority interests, our equity income increased by $0.6 million. This increase is attributable principally to the acquisition, in early 2006, of additional equity interests in the WaterSecure operations, increasing our ownership of equity interests from 27% at the beginning of 2006 to 36% at December 31, 2006. In addition, this increase is partially attributable to the improved financial results of the WaterSecure operations, as the net income of the WaterSecure operations increased from $5.4 million in fiscal 2005 to $5.9 million in fiscal 2006.
          Litigation Settlements. Litigation settlements consists of income from settlements of outstanding claims against other parties involved in a class action lawsuit that we had previously settled with the class. As a result of these settlements, we recorded income from litigation settlements in the amount of $0.3 million during fiscal 2006, representing the net proceeds to us from three of the other parties.
          Minority Interest. Minority interest consists of the minority shareholders’ interest in the equity and the income of CAC LLC for the first quarter of fiscal 2006 and all of fiscal 2005. CAC LLC held a portion of our interests in the WaterSecure operations during fiscal 2006 and fiscal 2005. CAC LLC was dissolved and its assets and liabilities distributed to its shareholders in the second quarter of fiscal 2006.
          Income Taxes. Income tax expense includes state income taxes in various state jurisdictions in which we have taxable activities as well as federal alternative minimum tax. Historically, we have incurred no federal income tax expense because of our consolidated taxable losses. During fiscal 2006, however, we determined that we would incur federal alternative minimum tax during fiscal 2006. The increase in income taxes in fiscal 2006, as compared to fiscal 2005, was due to increases in state income taxes incurred by our PowerSecure subsidiary and Southern Flow in states in which they generated taxable income as well as federal alternative minimum tax.
Fluctuations
          Our revenues, expenses, margins, net income, cash flow and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the size, timing and terms of sales and orders, including large customer orders, such as the recent significant Publix orders, as well as the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of development of our new businesses and the growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our product and service implementation process;

•	changes in the mix of products and services having differing margins;

•	the effects of severe weather conditions, such as hurricanes, on the demand requirements of our customers;

•	the life cycles of our products and services;

•	budgeting cycles of utilities and other major customers;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of cyclical changes in energy prices;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	general economic and political conditions;

•	the effects of litigation, claims and other proceedings;

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions;

•	changes in our operating expenses; and

•	changes in our valuation allowance for our net deferred tax asset.

•	the development and maintenance of business relationships with strategic partners.
          Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
          Our revenues and other operating results are heavily dependant upon the size and timing of customer orders and payments, and the timing of the completion of those projects. The timing of large individual sales, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses in that quarter.
          As we develop new related lines of business, our revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. To date, the majority of our PowerSecure subsidiary’s revenues have consisted of non-recurring revenues, but we have recently focused our marketing efforts on developing more recurring revenue projects..
          Southern Flow’s operating results tend to vary, to some extent, with energy prices, especially the price of natural gas. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect Southern Flow’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season, and then enhancing results after the season.
          Due to all of these factors and the other risks discussed in “Item 1A. Risk Factors”, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.
Liquidity and Capital Resources
          Overview
          We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, borrowings to finance our recurring revenue distributed generation projects, borrowings on term loans, and proceeds from private and public sales of equity. Our last private sale of equity occurred in April 2006 when we raised net cash of $26.2 million from the sale of 2,013,000 shares of our common stock. The proceeds from the 2006 private placement have been used or will be used primarily to finance our working capital and capital spending needs during our recent and future growth and development. On a forward-looking basis, we require capital primarily to finance our:
•	operations;

•	inventory;

•	accounts receivable;

•	property and equipment acquisitions, including investments in recurring revenue projects;

•	software purchases or development;

•	debt service requirements;

•	restructuring obligations;

•	deferred compensation obligations; and

•	business and technology acquisitions and other growth transactions.
          Working Capital
          At December 31, 2007, we had working capital of $41.3 million, including $28.7 million in cash and cash equivalents, compared to working capital of $39.0 million at December 31, 2006, which included $15.9 million in cash and cash equivalents. Changes in the components of our working capital from fiscal 2006 to fiscal 2007 and from fiscal 2005 to fiscal 2006 are explained in greater detail below. At December 31, 2007, we had $25.0 million of additional borrowing capacity from our credit facilities available to support working capital needs, compared to $4.5 million of additional borrowing capacity at December 31, 2006.
          Cash Flows
          The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash flows provided by (used in) operating activities	$16,607	$(5,741)	$2,741
Net cash flows used in investing activities	(4,692)	(5,042)	(1,388)
Net cash provided by (used in) financing activities	878	24,511	(2,116)

Net increase (decrease) in cash and cash equivalents	$12,793	$13,728	$(763)

          Cash Flows Provided by (Used in) Operating Activities
          Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, minority interest, and equity income. Cash provided by operating activities also include cash distributions from our unconsolidated affiliate and the effect of changes in working capital and other activities.
          Cash provided by operating activities was $16.6 million in fiscal 2007, consisting of a $1.6 million net loss offset by $4.9 million of non-cash items consisting principally of loss from discontinued operations, restructuring charges (net of cash payments), depreciation and amortization, deferred taxes, equity income from the WaterSecure operations and stock compensation expense; $2.6 million of cash distributions from the WaterSecure operations; and $10.7 million of cash provided by working capital items. Cash provided by working capital items was primarily due to $19.4 million of accrued liabilities including accrued distributed generation project costs and $3.5 million of collections on receivables in excess of new billings, offset by a $7.9 million increase in our inventory and project costs to meet customer delivery requirements, and a $3.8 million reduction in accounts payable.
          Cash used in operating activities was $5.7 million in fiscal 2006, consisting of $11.7 million net income and $1.8 million of cash distributions from the WaterSecure operations offset by $0.1 million of non-cash items consisting principally of depreciation and amortization, equity income from the WaterSecure operations and stock compensation expense; and $19.2 million of cash used related to working capital items. Cash used by working capital items was primarily due to a $28.2 million increase of receivables due to increased sales in the second half of fiscal 2006 and a $9.4 million increase in inventory to meet customer delivery requirements, partially offset by a $11.7 million increase in accounts payable and $7.4 million increase in accrued expenses, both due to the increased level of equipment purchases in the second half of fiscal 2006 to meet delivery expectations on orders from our customers.
          Cash provided by operating activities was $2.7 million in fiscal 2005, consisting of $2.3 million net income plus $1.5 million of cash distributions from the WaterSecure operations partially offset by $0.5 million of non-cash items consisting principally of loss from discontinued operations, depreciation and amortization, equity income from our WaterSecure operations and stock compensation expense and $0.6 million of cash used by discontinued operations.
          Cash Used in Investing Activities
          Cash used in investing activities was $4.7 million, $5.0 million and $1.4 million for fiscal 2007, 2006 and 2005, respectively. Our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisition of contract rights to provide services to federal customers of an investor-owned utility, the acquisition and installation of equipment at our recurring revenue distributed generation sites, and the acquisition of additional equity interests in the WaterSecure operations. During fiscal 2007, we used $1.0 million to complete one recurring revenue distributed generation site, we purchased a restricted annuity contract for $2.0 million to fund future deferred compensation obligations, we used $0.4 million to purchase software or software rights at our PowerSecure subsidiary, we used $0.9 million to purchase production assets at our PowerSecure subsidiary and we used $0.4 million to replace equipment, furniture and leasehold improvements that were destroyed in a fire at Southern Flow. During fiscal 2006, we used $2.3 million to fund two acquisitions, we used $1.3 million to increase our ownership interest in the WaterSecure operations, and we used $1.4 million to purchase equipment and leasehold improvements at our PowerSecure subsidiary. The majority of net cash used in investing activities during fiscal 2005 was attributable to equipment purchases for building or completing three recurring revenue distributed generation projects.
          Cash Provided by (Used in) Financing Activities
          Cash provided by financing activities was $0.9 million and $24.5 million in fiscal 2007 and 2006, respectively. Cash used by in financing activities was $2.1 million in fiscal 2005. During fiscal 2007, we received $1.1 million from the exercise of stock options and used $0.2 million to redeem our Series B preferred stock. During fiscal 2006, the majority of the cash provided by financing activities was attributable to $26.2 million of net cash proceeds from a private placement and $3.1 million from the exercise of stock warrants and options. These proceeds were partially offset by $1.3 million of net payments on our line of credit and $3.4 million of principal payments on our long-term notes payable. The majority of the net cash used in financing activities in fiscal 2005 was attributable to $1.4 million of principal payments on long-term notes payable, $1.3 million of net payments on our line of credit, and $0.5 million of cash payments to redeem our Series B preferred stock. These fiscal 2005 cash payments were partially offset by $0.9 million in proceeds from stock warrant and option exercises and $0.3 million in proceeds from a loan to fund the purchase of equipment for one recurring revenue distributed generation site.
          Capital Spending
          Our capital expenditures during fiscal 2007 were approximately $2.7 million, of which $2.3 million was incurred at our PowerSecure subsidiary, the majority of which was used to purchase equipment for use in our distributed generation production or recurring revenue distributed generation projects. Our fiscal 2007 capital expenditures also included $0.4 million incurred at Southern Flow, largely to replace equipment items lost or damaged in a fire at its facility in Lafayette, Louisiana. During fiscal 2006, our capital expenditures were approximately $1.5 million, the majority of which was for the purchase of equipment and leasehold improvements at our PowerSecure subsidiary. We anticipate capital expenditures in fiscal 2008 of approximately $5.0 million, including $3.3 million for the purchase of our principal executive offices. The vast majority of the remaining $1.7 million capital spending will be for equipment necessary for the growth of our PowerSecure subsidiary. In addition, we may incur up to an additional $15.0 million in capital expenditures for our PowerSecure subsidiary’s recurring revenue distributed generation projects during fiscal 2008.
          Indebtedness
          Restructuring Obligations. During fiscal 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14.1 million pre-tax, $8.6 million after tax, or $0.88 per basic and diluted share.
          These restructuring charges are the result of certain organizational changes made in April 2007 by our board of directors that were focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. In April 2007, W. Phillip Marcum, one of our founders, resigned as our Chairman of the Board,

President and Chief Executive Officer, and the Board appointed Sidney Hinton, who had previously served as President and Chief Executive Officer of our PowerSecure subsidiary, to also to serve as our President and Chief Executive Officer and Basil M. Briggs, a non-employee director, to serve as our Chairman. Also in April 2007, A. Bradley Gabbard, also one of our founders, resigned as our Executive Vice President and Chief Financial Officer, and the Board appointed Gary Zuiderveen, our controller, to also serve as our Chief Financial Officer until a new Chief Financial Officer was located and appointed. As a result of these organizational changes, we recorded restructuring charges of $14.1 million in fiscal 2007. These charges included severance of $7.7 million for our former Chief Executive Officer, $5.2 for our former Chief Financial Officer, $0.2 million for other individuals, as well as $1.0 million of third-party professional fees and other expenses directly related to implementing the organizational changes. During fiscal 2007, we made cash payments in the aggregate amount of $8.4 for the liability accrued for these organizational changes. The balance of our payment obligations relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $4.0 million in 2008, $1.3 million in 2009, and $0.4 in 2010.
          Equipment Line of Credit. During fiscal 2006 and through April 30, 2007, our PowerSecure subsidiary had a line of credit with Caterpillar Financial Services totaling $7.5 million, but it remained unutilized at all times in fiscal 2007.
          Working Capital Credit Facility. On August 23, 2007, we entered into a credit agreement with Citibank, N.A., as the administrative agent, and the other lenders party thereto, providing for a $25 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by our active subsidiaries and secured by our assets and the assets of our subsidiaries. The credit facility matures on August 23, 2010. The credit facility is a refinancing and expansion of our prior credit facility with First National Bank of Colorado. The credit facility is expected to be used primarily to fund our growth and expansion, including the possible financing of significant recurring revenue distributed generation projects.
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
          Outstanding balances under the credit facility bear interest, at our election, at either the London Interbank Offered Rate, commonly referred to as LIBOR, for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated earnings before interest, taxes, deprecation and amortization (or EBITDA) for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and Citibank’s prime commercial lending rate. Through December 31, 2007, we had not borrowed any amounts under the credit facility.
          In January 2008, we entered into a $2.6 million term credit agreement with the same lenders as for our credit facility for the purpose of financing the purchase of our Wake Forest, North Carolina principal executive offices. This term credit facility contains virtually the same terms, and is secured by the same collateral, including security interest and guarantees, as our credit facility, but does not reduce our available borrowings under the credit facility.
          The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At December 31, 2007, we were in compliance with these financial covenants.
          Prior to August 23, 2007, we had a credit facility with First National Bank of Colorado that provided for a $4.5 million revolving credit facility. Southern Flow and our PowerSecure subsidiary were the borrowers under the credit facility. Amounts, if any, borrowed under the credit facility bore interest at the lender’s prime rate. In April 2006, upon completion of the 2006 private placement, we paid down our credit facility to $0 and did not borrowed on the credit facility after that time.
          Preferred Stock Redemption.  The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends.  Our remaining redemption obligation at December 31, 2007, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is approximately $104,000.
          Contractual Obligations and Commercial Commitments
          We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our credit facility, we are obligated to make future payments under that facility. We also incurred significant restructuring obligations in fiscal 2007. Also, as discussed in Note 11, “Income Taxes” of the Notes to our Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. At December 31, 2007, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $758,000. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of December 31, 2007, does not include the liability for unrecognized tax benefits. The information in the table below also does not include our debt service obligations under the $2,584,000 term credit facility we used to purchase the land and building of our principal executive offices on January 17, 2008:

	Payments Due by Period (1)
		Less than			More than
	Total	1 year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligation
Credit facility (2)	$—	$—	$—	$—	$—
Restructuring obligations	5,731,000	4,049,000	1,682,000	—	—
Capital lease obligations	8,000	2,000	4,000	2,000	—
Operating leases	3,115,000	889,000	1,268,000	615,000	343,000
Liabilities of Metretek Florida (3)	755,000	755,000
Deferred compensation (4)	2,661,000	333,000	666,000	666,000	996,000
Series B preferred stock	104,000	104,000	—	—	—

Total	$12,374,000	$6,132,000	$3,620,000	$1,283,000	$1,339,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of December 31, 2007, not actual or projected borrowings after such date.

(3)	In December 2007, our board of directors approved a plan of disposal of Metretek Florida. This amount represents our liabilities of discontinued operations held for sale as of December 31, 2007.

(4)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
          Off-Balance Sheet Arrangements
          During fiscal 2007, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
          Liquidity
          Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and see “Item 1A. Risk Factors.” We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
Critical Accounting Policies
          Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and percentage of completion, fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellations costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements.
          We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:
•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranty reserve;

•	impairment of long-lived assets;

•	deferred tax valuation allowance;

•	uncertain tax positions;

•	costs of exit or disposal activities and similar nonrecurring charges; and

•	stock-based compensation.
          Further information about our significant accounting polices is included in note 1 of the notes to our consolidated financial statements contained elsewhere in this report.
          Revenue Recognition. For our distributed generation turn-key projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. We believe the use of the percentage-of-completion method of accounting for our distributed generation projects is preferable to the completed contract method because a typical distributed generation construction project occurs over several accounting periods and the percentage-of-completion method is a better method to match the revenues and costs to the reporting period in which the construction services are performed. Nearly all of our distributed generation projects are fixed-price contracts, with the exception of certain contracts which provide for additional billings based on wire usage to connect the distributed generation equipment to customer facilities. In applying the percentage-of-

completion method, we have identified the key output project phases that are standard components of our construction projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of costs incurred and the value added to the overall construction project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turnkey product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the constructions project and is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues (and associated project costs) based on the percentage associated with output phases that are complete or in process on each of our projects. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. While a project is in process, amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Likewise, amounts recognized as revenue in excess of actual billings to date are recorded as unbilled accounts receivable. In the event a contract provides for adjustments to the contract price for actual wire usage, we recognize the associated revenue when the actual costs are incurred and the customer is billed.
          Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings would likely be insignificant. If, however, conditions arise that requires us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings could be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.
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
          Service revenue includes chart services, field services, laboratory analysis, allocation and royalty services, professional engineering, installation services, monitoring and maintenance services, and consultation services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.
          Revenues on our recurring revenue distributed generation projects are recognized over the term of the contract as we provide the customer with access to assets for standby power and peak sharing or, in certain cases, when energy savings are realized by the customer at their site.
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
          Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. Management regularly analyzes accounts receivable and historical bad debts, customer credit-worthiness, customer concentrations, current economic trends, and changes in our customer payment patterns when we evaluate the adequacy of our allowances for doubtful accounts. We estimate the collectibility of our accounts receivable and establish necessary reserves on an account-by-account basis. In addition, we also provide for a general reserve for all accounts receivable. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, since a large portion of our receivables are due from major customers or from customers for which the project represents a major capital expenditure, significant adverse changes to the financial condition of these customers may result in significant adjustments to our allowance.

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
          We perform periodic assessments of inventory that includes a review of quantities on hand, component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write-down inventory for estimated losses due to obsolescence, scrap, theft and unmarketability equal to the difference between the cost of the inventory and the estimated market value based on assumptions and estimates concerning future demand, market conditions and similar factors. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write-downs may be required.
          Warranty Reserve. We provide a standard one-year warranty for our distributed generation equipment. In addition, we offer extended warranty terms on our distributed generation turn-key projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and development of methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation market is limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required. The following table summarizes our warranty reserves for the periods indicated (amounts in thousands):

	Balance at	Reserve	Utilized	Balance at
	January 1	Additions	Deductions	December 31
Fiscal 2005	$67	$4	$—	$71
Fiscal 2006	71	49	(4)	116
Fiscal 2007	116	305	—	421
          The significant increase in our fiscal 2007 warranty reserve relates to extended 5-year warranties purchased by our customers or included in the contract terms.
          Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, goodwill and intangible assets, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. In assessing the recoverability of goodwill and intangible assets under the guidance of FAS 142 “Goodwill and Other Intangible Assets”, we use estimates of future cash flows and other factors to determine the fair value of these assets. For intangible assets, our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, our impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2007. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2007.
          In the event future cash flows are adversely affected by events or circumstances, such as by significant changes in current technologies or significant changes in the market conditions in the distributed generation or natural gas services industries, then future valuations of our goodwill and other intangible assets may result in future impairment charges, and those charges may be significant.
          Deferred Tax Valuation Allowance. We currently record a valuation allowance for a significant portion of our deferred tax assets, with the exception of a portion of our federal and state net operating loss carryforwards which we expect to utilize in 2008. The valuation allowance is based on our net operating losses incurred in the past, consideration of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase the income in the period such determination was made. Likewise, in the future, should we have a net deferred tax asset and determine that we would not be able to realize all or part of that asset, an adjustment to the deferred tax asset would be charged to income in the period that such determination was made.
          Uncertain Tax Positions. In accordance with FIN 48, we record a liability for uncertain tax positions taken or expected to be taken in a tax return based upon a minimum threashold that is required to be met before being recognized in our financial statements. Our significant uncertain tax positions relate to inventory capitalization and overhead allocation between our business segments. The liability that is recorded is based on estimates and judgments regarding the possible outcomes of audits of our tax returns, our ability to justify tax positions to taxing authorities, and similar uncertainties. In the event our estimates or judgments are incorrect, the adjustments to our liability for uncertain tax positions could be significant. Such adjustments to the liability for uncertain tax positions would be charged to income in the period that such a determination was made.
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
          Stock-Based Compensation. We have three stock-based employee and director compensation plans. Through December 31, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by us.
          As of January 1, 2006, we adopted FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the date of the grant, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures.
          Stock Option Expense
          Pursuant to the requirements of FAS 123(R), our net income (loss) for fiscal 2007 and 2006 includes $1.0 million and $0.7 million, respectively, of compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in our consolidated statements of operations.
          A summary of stock option activity for fiscal 2007 is as follow:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085,344	$4.61
Granted-Directors	37,500	12.73
Granted-Employees	30,000	12.67
Exercised	(411,226)	2.68
Canceled	—	—
Forfeited	(13,750)	10.28

Balance, December 31, 2007	1,727,868	$5.34	5.96	$8.22

Exercisable, December 31, 2007	1,358,118	$3.89	5.37	$9.69

          A summary of stock option activity for fiscal 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted-Directors	22,500	14.78
Granted-Employees	306,000	12.64
Exercised	(513,632)	2.51
Canceled	—	—
Forfeited	(18,667)	6.49

Balance, December 31, 2006	2,085,344	$4.61	6.55	$7.71

Exercisable, December 31, 2006	1,545,677	$3.07	5.78	$9.25

          The weighted average grant date fair value of the options granted to our directors during fiscal 2007 and 2006 was $8.29 and $11.22, respectively. The weighted average grant date fair value of the options granted to employees during fiscal 2007 and 2006 was $8.25 and $8.48, respectively. The fair value was measured using the Black-Scholes valuation model with the following assumptions for the years ended December 31:

	2007	2006
Expected stock price volatilility	75.7%	88.0%
Risk Free interest rate	5.07%	4.72%
Annual dividends	$—	$—
Expected life — employees	5 years	4.3 years
Expected life — directors	5 years	6 years
          The fair value of the stock option grants are amortized over the respective service period using the straight-line method and assuming a forfeiture rate of 5%.
          At December 31, 2007 and 2006, there was $2.0 million and $2.5 million, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2007 are expected to be recognized over a weighted average period of 1.59 years.
          Restricted Stock Award Expense
          During fiscal 2007, our board of directors awarded a total of 645,000 restricted shares of our common stock under the 1998 Stock Plan to three officers, of which 600,000 restricted shares were awarded to our President and

Chief Executive Officer. Restricted shares are restricted in the sense that they cannot be sold or otherwise transferred until they vest. If the officer receiving the restricted shares leaves us before vesting, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The weighted average grant date fair value of the stock awards during the year ended December 31, 2007 was $12.49 per share. The restricted shares vest as follows:
•	A total of 322,500 restricted shares will “cliff vest” in their entirety five years after the grant date, provided the officers remain employed by us on that date.

•	A total of 4,500 restricted shares fully vested on December 10, 2007, the date they were awarded.

•	A total of 60,000 restricted shares will vest on the date our annual report on Form 10-K for the year ended December 31, 2007 is filed, based upon the achievement of a performance target related to our income from continuing operations for 2007.

•	The remaining 258,000 restricted shares vest in four equal annual installments, commencing when our annual report on Form 10-K for the year ended December 31, 2008 is filed, based upon the achievement of performance targets each year relating to our income from continuing operations for fiscal years 2008 through 2012.

•	All restricted shares remaining to vest will automatically vest upon a change in control.
          The fair value of the 322,500 cliff vesting shares is being amortized on a straight-line basis over the five year service period. The fair value of the performance vesting shares are expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. Stock compensation expense in the amount of $1.1 million is included in general and administrative expense in our statement of operations for fiscal 2007.
          Stock compensation expense in the amount of $66,000 for each of the years ended December 31, 2006 and 2005 is also included in our consolidated statements of operations for 90,000 restricted shares of our common stock awarded by our board of directors in 2004. All of the 2004 stock awards were fully vested at December 31, 2006.
Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 became effective for us on January 1, 2007. The cumulative effect of adopting FIN 48 of $0.3 million was recorded as an increase to our accumulated deficit, which would otherwise have increased our income tax expense in prior periods.
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
          In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of FAS 160 will have on our financial position and results of operations.
          In December 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of FAS 141(R) will have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks arising from transactions we enter into in the ordinary course of business. These market risks are primarily due to changes in interest rates and commodity prices, which may adversely affect our financial condition, results of operations and cash flow.
     Interest Rate Risk. Our exposure to market risk resulting from changes in interest rates relates primarily to income from our investments in short-term interest-bearing marketable securities, which is dependent upon the interest rate of the securities held, and to interest expenses attributable to our credit facility, which is based on floating interest rates as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
     At December 31, 2007, our cash and cash equivalent balance was approximately $28.7 million and our credit facility had a zero balance. All of our cash equivalents are currently invested in money market mutual funds, short-term time deposits, and government agency and corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
     Commodity Price Risk. From time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use. To date, we have managed this risk by using alternative raw materials acceptable to our customers or we have been able to pass these cost increases to our customers. We do not believe that changes in commodity prices have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future.
     Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we are not exposed to significant foreign exchange risk.
     We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes or other market risks, or for trading or other speculative purposes.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is set forth on pages F-1 through F-36 and G-1 through G-11 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with the Audit Committee.
     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this item.
Limitations in Control Systems
     Our controls and procedures were designed at the reasonable assurance level. However, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
PowerSecure International, Inc.
We have audited PowerSecure International, Inc.’s internal controls over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PowerSecure International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, PowerSecure International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated financial statements of PowerSecure International, Inc. and our report dated March 14, 2008 expressed an unqualified opinion.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 14, 2008
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.
     The remainder of the information required by this item is incorporated by reference to the information appearing in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2007.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the information appearing in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the information appearing in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the information appearing in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2007.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the information appearing in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as a part of this report:
1.	Financial Statements

The following consolidated financial statements of PowerSecure International, Inc. are included on pages F-1 to F-36 of this report:

Report of Management
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

The following consolidated financial statements of Marcum Midstream 1995-2 Business Trust are included on pages G-1 to G-11 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
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

3.	Exhibits

The exhibits required by this item are listed on the accompanying Exhibit Index immediately following the financial statements for this report.
(b)	Item 601 Exhibits
The exhibits required by this item are listed on the accompanying Exhibit Index immediately following the financial statements for this report.
(c)	Financial Statement Schedules
The financial statement schedules required by this item are listed under Item 15(a)(2) of this report, above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

By:	/s/ Sidney Hinton Sidney Hinton, President and Chief Executive Officer

Date: March 14, 2008
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Sidney Hinton, Christopher T. Hutter and Paul R. Hess, and each of them, as his true and lawful attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sidney Hinton	President, Chief Executive Officer and Director	March 14, 2008
Sidney Hinton	(Principal Executive Officer)

/s/ Christopher T. Hutter Christopher T. Hutter	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	March 14, 2008
(Principal Financial Officer)

/s/ Gary J. Zuiderveen Gary J. Zuiderveen	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Secretary	March 14, 2008
(Principal Accounting Officer)

/s/ Basil M. Briggs Basil M. Briggs	Chairman of the Board and Director	March 14, 2008

/s/ Anthony D. Pell Anthony D. Pell	Director	March 14, 2008

/s/ Kevin P. Collins Kevin P. Collins	Director	March 14, 2008

/s/ John A. (Andy) Miller John A. (Andy) Miller	Director	March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PowerSecure International, Inc.
We have audited the consolidated balance sheets of PowerSecure International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of PowerSecure International, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerSecure International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerSecure International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of PowerSecure International, Inc.’s internal control over financial reporting.
As discussed in Note 13 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
HEIN & ASSOCIATES LLP
Denver, Colorado
March 14, 2008

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,709,688	$15,916,460
Trade receivables, net of allowance for doubtful accounts of $262,547 and $225,004, respectively	36,753,399	40,255,372
Other receivables	376,198	431,437
Inventories	20,785,549	12,882,167
Deferred income taxes (Note 11)	2,528,636	231,990
Prepaid expenses and other current assets	1,091,498	818,583
Assets of discontinued operations held for sale (Note 4)	2,399,589	144,490

Total current assets	92,644,557	70,680,499

PROPERTY, PLANT AND EQUIPMENT:
Equipment	6,488,695	6,524,549
Vehicles	174,825	166,894
Furniture and fixtures	614,589	568,212
Land, building and improvements	1,013,022	1,073,625

Total property, plant and equipment, at cost	8,291,131	8,333,280
Less accumulated depreciation and amortization	2,640,424	3,889,401

Property, plant and equipment, net	5,650,707	4,443,879

OTHER ASSETS:
Goodwill (Notes 1 and 6)	7,255,710	9,146,409
Restricted annuity contract (Note 7)	2,001,204	—
Intangible rights and capitalized software costs, net of accumulated amortization of $1,227,482 and $1,543,024, respectively	1,660,676	1,763,970
Investment in unconsolidated affiliate	3,652,251	3,513,501
Other assets	158,363	151,177

Total other assets	14,728,204	14,575,057

TOTAL	$113,023,468	$89,699,435

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,321,639	$15,090,540
Accrued and other liabilities	35,156,946	16,026,867
Restructuring charges payable	4,047,849	—
Current income taxes payable (Note 11)	—	570,217
Liabilities of discontinued operations held for sale (Note 4)	754,589	—
Current unrecognized tax benefit (Note 11)	83,987	—
Capital lease obligations (Note 9)	1,392	4,749

Total current liabilities	51,366,402	31,692,373

LONG-TERM NOTES PAYABLE (Note 8)	—	—

NON-CURRENT UNRECOGNIZED TAX BENEFIT (Note 11)	674,173	—

NON-CURRENT RESTRUCTURING CHARGES (Note 2)	1,682,543	—

DEFERRED COMPENSATION OBLIGATION (Note 7)	55,440	—

NON-CURRENT CAPITAL LEASE OBLIGATIONS (Note 9)	5,326	7,431

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTEREST IN SUBSIDIARIES (Note 1 and 6)	—	—

STOCKHOLDERS’ EQUITY (Notes 12 and 13):
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 16,860,267 and 15,808,634 shares issued and outstanding, respectively	168,602	158,086
Additional paid-in-capital	105,472,838	102,287,543
Accumulated deficit	(46,401,856)	(44,445,998)

Total stockholders’ equity	59,239,584	57,999,631

TOTAL	$113,023,468	$89,699,435

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenues	$111,112,536	$115,702,578	$43,506,729
Cost of sales	76,805,041	84,104,151	31,242,199

Gross profit	34,307,495	31,598,427	12,264,530

Operating expenses:
General and administrative	22,489,223	19,011,128	8,580,602
Selling, marketing and service	3,575,214	2,859,794	1,457,207
Depreciation and amortization	1,500,106	884,521	431,872
Research and development	147,723	73,048	—
Restructuring charges	14,139,216	—	—

Total operating expenses	41,851,482	22,828,491	10,469,681

Operating income (loss)	(7,543,987)	8,769,936	1,794,849

Other income and (expenses):
Management fees	422,677	365,558	427,918
Interest and other income	1,156,037	715,680	57,409
Interest and finance charges	(57,376)	(144,408)	(569,573)
Equity income	2,773,919	2,221,185	1,689,537
Litigation settlements	385,434	343,112	—
Minority interest (Note 6)	30,000	(72,464)	(210,875)

Income (loss) before income taxes	(2,833,296)	12,198,599	3,189,265
Income tax benefit (provision) (Note 11)	1,833,566	(465,138)	(45,690)

Income (loss) from continuing operations	(999,730)	11,733,461	3,143,575

Discontinued operations—Metretek Florida (Note 4)
Loss on disposal	(1,260,631)	—	(300,000)
Income (loss) from operations, including tax benefit of $11,241 in 2007	652,026	(28,125)	(509,186)

Loss on discontinued operations	(608,605)	(28,125)	(809,186)

Net income (loss)	$(1,608,335)	$11,705,336	$2,334,389

PER SHARE AMOUNTS (NOTE 1):
Income (loss) from continuing operations:
Basic	$(0.06)	$0.78	$0.26

Diluted	$(0.06)	$0.71	$0.24

Net income (loss):
Basic	$(0.10)	$0.78	$0.19

Diluted	$(0.10)	$0.71	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,045,261	15,062,888	12,287,107

Diluted	16,045,261	16,477,336	13,360,515

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
BALANCE, JANUARY 1, 2005	12,186,741	$121,867	$71,281,120	$(58,485,723)	$12,917,264

Net income				2,334,389	2,334,389
Stock warrant and option exercises	390,789	3,908	907,979		911,887
Amortization of restricted stock awards			66,000		66,000

BALANCE, DECEMBER 31, 2005	12,577,530	125,775	72,255,099	(56,151,334)	16,229,540

Net income				11,705,336	11,705,336
Stock option compensation			712,071		712,071
Private placement, net	2,012,548	20,125	26,200,997		26,221,122
Stock warrant and option exercises	1,218,556	12,186	3,053,376		3,065,562
Amortization of restricted stock awards			66,000		66,000

BALANCE, DECEMBER 31, 2006	15,808,634	158,086	102,287,543	(44,445,998)	57,999,631

Adoption of FIN 48				(347,523)	(347,523)
Net loss				(1,608,335)	(1,608,335)
Stock option compensation			972,204		972,204
Issuance and amortization of restricted stock awards	645,000	6,450	1,113,138		1,119,588
Stock option exercises, including of tax benefit of $52,348	406,633	4,066	1,099,953		1,104,019

BALANCE, DECEMBER 31, 2007	16,860,267	$168,602	$105,472,838	$(46,401,856)	$59,239,584

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,608,335)	$11,705,336	$2,334,389
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operation	608,605	—	300,000
Restructuring charges, net of cash payments	5,729,023	—	—
Depreciation and amortization	1,500,106	991,566	563,889
Minority interest in subsidiary	(30,000)	72,464	210,875
Deferred income taxes	(2,296,646)	278,152	—
Loss on disposal of property, plant and equipment	90,101	43,431	13,497
Equity in income of unconsolidated affiliate	(2,773,919)	(2,221,185)	(1,689,537)
Distributions from unconsolidated affiliate	2,574,669	1,811,820	1,507,956
Stock compensation expense	2,091,792	778,071	66,000
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	3,501,973	(28,181,260)	(3,209,526)
Inventories	(7,903,382)	(9,390,219)	(226,971)
Other current assets	(785,893)	(686,082)	(63,580)
Other noncurrent assets	(7,186)	(91,007)	87,840
Accounts payable	(3,839,382)	11,718,505	77,804
Accrued and other liabilities	19,350,265	7,380,847	3,379,151
Unrecognized tax benefits	410,637	—	—
Deferred compensation obligation	55,440	—	—
Retirement annuity	(23,404)	—	—

Net cash provided by (used in) continuing operations	16,644,464	(5,789,561)	3,351,787
Net cash provided by (used in) discontinued operations	(37,800)	48,331	(610,546)

Net cash provided by (used in) operating activities	16,606,664	(5,741,230)	2,741,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated affiliate	—	(1,260,360)	(58,045)
Additions to intangible rights and software development	(574,077)	(97,677)	(390,007)
Purchases of property, plant and equipment	(2,147,490)	(1,356,353)	(939,808)
Purchase of restricted annuity contract	(1,977,800)	—	—
Acquisitions, net of cash acquired	—	(2,344,504)	—
Proceeds from sale of property, plant and equipment	7,560	16,976	—

Net cash used in investing activities	(4,691,807)	(5,041,918)	(1,387,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	—	26,221,122	—
Proceeds from stock warrant and option exercises	1,104,019	3,065,562	911,887
Net payments on line of credit	—	(1,314,200)	(1,307,081)
Proceeds from equipment and project loans	—	—	335,247
Principal payments on long-term notes payable	—	(3,375,494)	(1,433,410)
Cash distributions to minority interests	—	(381)	(130,912)
Payments on preferred stock redemptions	(220,186)	(80,735)	(488,814)
Payments on capital lease obligations	(5,462)	(4,576)	(3,477)

Net cash provided by (used in) financing activities	878,371	24,511,298	(2,116,560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,793,228	13,728,150	(763,179)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,916,460	2,188,310	2,951,489

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,709,688	$15,916,460	$2,188,310

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. (formerly known as Metretek Technologies, Inc.) and its subsidiaries, primarily, PowerSecure, Inc. (“PowerSecure subsidiary”) (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc. EfficientLights, LLC and Reid’s Trailer, Inc. dba PowerFab), Southern Flow Companies, Inc. (“Southern Flow”), and Metretek, Incorporated (“Metretek Florida”) (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”)), and WaterSecure Holdings, Inc. (“WaterSecure”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”.

PowerSecure International was incorporated on April 5, 1991. Our operations are currently focused on distributed generation, utility infrastructure, and energy efficiency, providing products and services to utilities and their commercial, institutional, and industrial customers. Our core distributed generation products and services involve the deployment of electric generation equipment that supplements the electric power grid, enabling utilities to avoid new investments in infrastructure for transmitting and distributing power, and providing their customers with dependable backup power with a strong return on investment. The distributed generation equipment is generally located at the utilities’ end-customer’s business sites. We have sophisticated monitoring systems and electrical switching technologies, which work in tandem to reduce customers’ costs by managing load curtailment during peak power periods, and also ensure backup power is available during power outages. In addition to its core distributed generation products and services, we provide utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. We also provide commercial and industrial customers with the identification, design and installation of cost effective energy improvement systems for lighting, building controls, and other facility upgrades.

Through our Southern Flow subsidiary, we also provide a wide variety of natural gas measurement services principally to producers and operators of natural gas production facilities. See Note 14 for more information concerning our reportable segments.

In August 2007, we changed our name from Metretek Technologies, Inc. to PowerSecure International, Inc.

Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in unconsolidated affiliate.

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates, allowance for doubtful accounts receivable, inventory valuation reserves, and our deferred tax valuation allowance.

Revenue Recognition — Our PowerSecure subsidiary utilizes the percentage-of-completion method of revenue recognition, in accordance with SOP 81-1, for its project-based distributed generation contracts. Nearly all of our distributed generation projects are fixed-price contracts, with the exception of certain contracts which provide for additional billings based on wire usage to connect the distributed generation equipment to customer facilities. In applying the percentage-of-completion method, we have identified the key output project phases that are standard components of our construction projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of costs incurred and the value added to the overall construction project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turnkey product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the constructions project and is reviewed by our accounting personnel. Utilizing this information, our PowerSecure subsidiary recognizes project revenues (and associated project costs) based on the percentage associated with output phases that are complete or in process on each of our projects. Revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. While a project is in process, amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Likewise, amounts recognized as revenue in excess of actual billings to date are recorded as unbilled accounts receivable. In the event a contract provides for adjustments to the contract price for actual wire usage, we recognize the associated revenue when the actual costs are incurred and the customer is billed.

Revenues on our recurring revenue distributed generation projects are recognized over the term of the contracts as we provide the customer with access to assets for standby power and peak shaving or, in certain cases, when energy savings are realized by the customer at their site. We recognize revenue for equipment and supply sales, in accordance with the SEC’s Staff Accounting Bulletin No. 101, when title passes, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is probable. Natural gas measurement revenues are recognized as services are provided. Sales of EnergyLite’s goods or services sometimes involve the provision of multiple elements. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element and when the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

Cash and Cash Equivalents — Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	2007	2006	2005
Cash paid during the year for:

Interest	$26,379	$122,203	$577,458
State income taxes	848,331	166,985	53,217

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of equipment	7,802	13,491	—
Accounts Receivable — Our customers include a wide variety of mid-sized and large businesses, utilities and institutions. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We continuously monitor collections and payments from our customers and regularly adjust credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. We maintain a provision for estimated credit losses.

From time to time, we have derived a material portion of our revenues from one or more significant customers. During the year ended December 31, 2007, our largest PowerSecure subsidiary customer accounted for approximately $52,132,000, or 47% of total revenues. During the year ended December 31, 2006, that same customer of our PowerSecure subsidiary accounted for approximately $61,359,000 or 53% of our revenues. During the year ended December 31, 2005, our largest PowerSecure subsidiary customer (a different customer than in 2006 and 2007) accounted for approximately 10% of our revenues.

To date, nearly all our revenues have derived from sales to customers within the United States.

Inventories — Inventories are stated at the lower of cost (determined primarily on a specific-identification basis) or market. Inventories at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Raw materials and supplies	$9,069,718	$1,897,846
Work in process	10,301,378	9,530,471
Finished goods and merchandise	1,542,285	1,656,290
Valuation reserve	(127,832)	(202,440)

Total	$20,785,549	$12,882,167

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in Chapter 4, “Inventory Pricing,” of

Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. FAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. We adopted the provisions of FAS 151 effective January 1, 2006. The adoption of FAS 151 had no effect on our consolidated financial position or results of operations.

Property, Plant and Equipment — Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Property, plant and equipment includes items under capital lease with a net book value of $9,501 and $14,956 at December 31, 2007 and 2006, respectively.

Investment in Unconsolidated Affiliate —Through WaterSecure, we hold a minority interest in Marcum Midstream 1995-2 Business Trust (“MM 1995-2”). We currently own 36.26% of MM 1995-2. During the years ended December 31, 2006 and 2005, WaterSecure acquired additional equity interests in MM 1995-2 at a purchase price of $1,260,000 and $58,000, respectively. We used a combination of cash on hand and borrowings on our lines of credit to acquire the additional equity interests in MM 1995-2 in 2006.

MM 1995-2 owns and operates six water disposal wells located at five facilities in northeastern Colorado. We utilize the equity method to account for our investment in MM 1995-2. The balance of our equity investment MM 1995-2 includes approximately $719,000 and $780,000 of unamortized purchase premiums we paid on our acquired interests at December 31, 2007 and 2006, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.

Summarized financial information for MM 1995-2 at December 31, 2007 and 2006 and for the three years ended December 31, 2007 are as follows:

	December 31,
	2007	2006
Total current assets	$3,136,735	$2,816,175
Property, plant and equipment, net	8,366,745	5,828,718
Total other assets	13,469	9,833

Total assets	$11,516,949	$8,654,726

Total current liabilities	$1,362,482	$1,081,382
Long-term note payable	2,372,807	341,142
Total shareholders’ equity	7,781,660	7,232,202

Total liabilities and shareholders’ equity	$11,516,949	$8,654,726

	Year Ended December 31,
	2007	2006	2005
Total revenues	$13,205,827	$11,027,771	$10,263,085
Total costs and expenses	5,556,369	5,099,605	4,868,291

Net income	$7,649,458	$5,928,166	$5,394,794

Goodwill and Other Intangible Assets — We account for goodwill and other intangible assets in accordance with the provisions of FAS 141, “Business Combinations” and FAS 142, “Goodwill and Other Intangible Assets”. We amortize intangible assets that do not have an indefinite life over their estimated useful lives and do not amortize goodwill and intangible assets with indefinite lives. We perform annual reviews (on October 1) of goodwill and intangible assets with indefinite lives for impairment (or more frequently if impairment indicators arise). Based on the results of our annual reviews, we have concluded that there has been no impairment of goodwill or intangible assets during the three years ended December 31, 2007.

We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Unamortized software and software development costs at December 31, 2007 and 2006 are $357,000 and $148,000, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license costs at December 31, 2007 and 2006 are $328,000 and $270,000, respectively.

During 2006, our PowerSecure subsidiary purchased contract and intellectual property rights to provide services to federal customers of an investor-owned utility. The contract rights are being amortized over their expected contract terms. The intellectual property rights are being amortized over ten years, using the straight-line method. The balance of unamortized contract and intellectual property rights at December 31, 2007 and 2006 was $976,000 and $1,346,000, respectively.

Accrued and Other Liabilities — Accrued and other liabilities at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Accrued project costs	$12,979,539	$6,598,184
Payroll, employee benefits and related liabilities	4,521,064	4,015,533
Sales, property and franchise taxes payable	1,334,056	1,536,677
Advance billings on projects in progress	15,358,318	2,623,315
Preferred stock redemption obligation	104,222	324,408
Deferred revenue	275,589	553,646
Insurance premiums and reserves	29,412	111,882
Warranty reserve	420,619	116,102
Other	134,127	147,120

Total	$35,156,946	$16,026,867

Minority Interest — The minority shareholder’s interest in the equity and losses of EfficientLights for the year ended December 31, 2007 and the minority shareholders’ interests in the equity and the income of CAC LLC for the period from January 1, 2006 to March 31, 2006 and for the year ended December 31, 2005 is included in minority interest in the accompanying consolidated financial statements. In late 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We will be required to adopt the provisions of FAS 160 beginning January 1, 2009. We are currently evaluating the impact that the adoption of FAS 160 will have on our financial position and results of operations.

Research and Developments Costs — Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under FAS 86) are expensed as incurred.

Impairment or Disposal of Long-Lived Assets — In accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

Income Taxes — On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We account for income taxes in accordance with the provisions of FAS 109, “Accounting for Income Taxes”. Accordingly, we recognize deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Basic and Diluted Earnings (Loss) Per Share — Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for our stock for the period. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 1,056,872 in-the-money stock options and warrants were excluded from diluted weighted-average shares outstanding for the year ended December 31, 2007 because their effect was antidilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2007	2006	2005

Income (loss) from continuing operations	$(999,730)	$11,733,461	$3,143,575
Loss from discontinued operations	(608,605)	(28,125)	(809,186)

Net income (loss)	$(1,608,335)	$11,705,336	$2,334,389

Basic weighted-average common shares outstanding in period	16,045,261	15,062,888	12,287,107
Add dilutive effects of stock options and warrants	—	1,414,448	1,073,408

Diluted weighted-average common shares outstanding in period	16,045,261	16,477,336	13,360,515

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.06)	$0.78	$0.26
Loss from discontinued operations	(0.04)	(0.00)	(0.07)

Basic earnings (loss) per common share	$(0.10)	$0.78	$0.19

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.06)	$0.71	$0.24
Loss from discontinued operations	(0.04)	(0.00)	(0.06)

Diluted earnings (loss) per common share	$(0.10)	$0.71	$0.18

Accounting Changes and Error Corrections – Effective January 1, 2006, we adopted the provisions of FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 changed the requirements for the accounting and reporting of a change in accounting principle, and applied to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.
Financial Instruments – Effective January 1, 2007, we adopted the provisions of FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminated the exemption from applying FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets. The adoption of FAS 155 had no effect on our financial position or results of operations.
Fair Value Measurements – In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. FAS 157 is effective for our fiscal year beginning January 1, 2008. We currently do not believe the adoption of FAS 157 will have a material impact on our financial position and results of operations.

Financial Assets and Financial Liabilities – In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 will be effective for our fiscal year beginning January 1, 2008. We currently do not believe the adoption of FAS 157 will have a material impact on our financial position and results of operations.
Accounting for Business Combinations– In late 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of FAS 141(R) will have on our financial position and results of operations.
Reclassifications – In late 2007, our board of directors approved a plan to discontinue the operations of Metretek Florida and sell all of its assets (see Note 4). The operations of the discontinued segment have been reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations. In addition, certain 2006 and 2005 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or loss or stockholders’ equity.
2.	RESTRUCTURING CHARGES
The accompanying consolidated results of operations for the year ended December 31, 2007 include restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14,139,000 pre-tax, $8,625,000 after-tax, and $0.88 per basic and diluted share. These pre-tax charges are reported in the Restructuring charges line in the accompanying consolidated statement of operations for the year ended December 31, 2007 and are recorded in the “Other” amounts included in the summarized financial information in Note 14.
These restructuring charges are the result of certain organizational changes made in April 2007 by our board of directors that were focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. In April 2007, W. Phillip Marcum, one of our founders, resigned as our Chairman of the Board, President and Chief Executive Officer, and the Board appointed Sidney Hinton, who had previously served as President and Chief Executive Officer of our PowerSecure subsidiary, to also to serve as our President and Chief Executive Officer and Basil M. Briggs, a non-employee director, to serve as our Chairman. Also in April 2007, A. Bradley Gabbard, also one of our founders, resigned as our Executive Vice President and Chief Financial Officer, and the Board appointed Gary Zuiderveen, our controller, to also serve as our Chief Financial Officer until a new Chief Financial Officer was located and appointed. As a result of these organizational changes, we recorded restructuring charges of $14,116,000 in fiscal 2007. These charges included severance of $7,661,000 for our former Chief Executive Officer, $5,237,000 for our former Chief Financial Officer, $182,000 for other individuals, as well as $1,036,000 of third-party professional fees and other expenses directly related to implementing the organizational changes. During the year ended December 31, 2007, we made cash payments in the aggregate amount of $8,386,000 for the liability accrued for these organizational changes. The balance of our payment obligations relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $4,047,000 in 2008, $1,327,000 in 2009, and $356,000 in 2010.
Also in April 2007, our Board approved a plan to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina. In connection with the relocation, we incurred $23,000 in lease termination costs, all of which were incurred and paid during the year ended December 31, 2007 and recorded as restructuring charges.
3.	PRIVATE PLACEMENT AND RELATED TRANSACTIONS
2006 Private Placement – On April 7, 2006, we completed a private placement of 2,012,548 shares of our common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,175,672 (the “2006 Private Placement”). The 2006 Private Placement was made pursuant to a Securities Purchase Agreement, dated as of March 29, 2006. In addition, we entered into a Registration Rights Agreement, dated March 29, 2006, with the investors, pursuant to which we filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register the resale of the shares purchased in the 2006 Private Placement by the investors, that was declared effective by the SEC on May 9, 2006. We are obligated to use our reasonable best efforts to keep the registration statement continuously effective until the earliest of five years after its effective date or until all of the shares covered by the registration statement have been sold or may be sold without the volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”).
We received net cash proceeds of approximately $26,221,000 from the 2006 Private Placement, of which we used $5,064,000 for the retirement of long-term debt, and the balance of which we have and intend to continue to use for capital expenditures and for working capital purposes. We paid a cash commission in the amount of $1,856,419 to Roth Capital Partners, LLC, our placement agent in the 2006 Private Placement. The shares were issued in the 2006 Private Placement only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The issuance of the shares to the investors was not registered under the Securities Act and may not be offered or sold by the investors except pursuant to the registration statement discussed above or pursuant to an applicable exemption.
2004 Private Placement and Stock Warrant Exercises – In May 2004, we completed a private placement to institutional and accredited investors of 3,510,548 shares of our common stock and warrants to purchase 1,053,164 shares of our common stock (the “2004 Private Placement”), raising gross proceeds of $10,883,000. The warrants issued in the 2004 Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. The warrants were callable by us commencing one year after issuance, upon satisfaction of certain conditions.
During the year ended December 31, 2005, we received $514,000 from the exercise or redemption of 160,646 of the warrants issued in the 2004 Private Placement. On January 19,

2006, we exercised our right to call the 892,518 remaining outstanding warrants issued in the 2004 Private Placement. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775,000 proceeds to us and the issuance of 705,000 shares of our common stock. At December 31, 2007 and 2006, 91,001 warrants remained outstanding due to restrictions upon exercise applicable at the time we called the warrants to one group of the warrant holders.
4.	DISCONTINUED OPERATIONS
On December 31, 2007, our board of directors approved a plan to sell substantially all of the assets of Metretek Florida, which operated our automated data collection and telemetry segment. The board of directors adopted this plan in conjunction with its review of our strategic alternatives for our non-core businesses. On March 14, 2008, Metretek Florida entered into an Asset Purchase Agreement with Mercury Instruments LLC. Under that purchase agreement, Metretek Florida will sell substantially all of its assets and business to Mercury for a total purchase price of $2,250,000. In addition, Metretek Florida will retain its cash, accounts receivables and most of its accounts payable and liabilities, other than those liabilities expressly assumed by Mercury in the purchase agreement. Mercury will assume most of the customer orders of Metretek Florida and its facilities lease. The purchase agreement contains customary representations, warranties and indemnification obligations by Metretek Florida and Mercury to each other, and includes a one year escrow of 20% of the purchase price to support the indemnity obligations of Metretek Florida. The completion of the sale, which is currently anticipated to occur in late March or early April 2008, is subject to customary closing conditions and thus is not assured. As a result of the planned sale, we recorded an after-tax estimated loss on disposal of our discontinued operations of $1,120,000 in the accompanying consolidated statement of operations at December 31, 2007. This net non-cash charge represents our current estimate of expected proceeds from the disposal less costs to sell in excess of our carrying value. The actual amount of the loss on disposal will depend on the actual net proceeds to us and our carrying value of the assets and liabilities disposed when the sale is completed, and the difference from our estimate may be material.
The accompanying consolidated financial statements have been reclassified for all periods presented to reflect the operations of Metretek Florida as discontinued operations. We ceased recording depreciation upon classification of the assets as discontinued operations in January 2008. Depreciation and amortization expense of Metretek Florida during the years ended December 31, 2007, 2006, and 2005 was $44,323, $107,045 and $132,017, respectively. Results of discontinued operations for the years ended December 31 were as follows:

	2007	2006	2005
Total revenues	$5,239,740	$3,663,311	$3,260,496
Operating expenses	4,598,955	3,691,436	3,769,682

Income (loss) from operations	640,785	(28,125)	(509,186)
Income tax benefit	11,241	—	—
Estimated loss on disposal	(1,260,631)	—	(300,000)

Loss from discontinued operations	$(608,605)	$(28,125)	$(809,186)

The estimated loss on disposal includes $140,490 and $300,000 of charges incurred during the years ended December 31, 2007 and 2005, respectively related to the disposal of MCM, a wholly-owned subsidiary of Metretek Florida. Our board of directors had approved a plan to sell the assets and business of MCM in 2004.
The following assets and liabilities have been segregated and classified as held for sale, in the accompanying consolidated balance sheet at December 31, 2007.

2007
Inventories	$1,189,437
Prepaid expenses and other current assets	195,159
Property, plant and equipment, less accumulated depreciation	162,618
Goodwill	770,558
Intangible assets, less accumulated amortization	47,530
Other assets	34,287

Assets of discontinued operations held for sale	$2,399,589

Current liabilites	754,589
Other	—

Liabilities of discontinued operations held for sale	$754,589

Net cash flows of our discontinued operations from the categories of investing and financing activities were not significant for 2007, 2006 and 2005.
5.	SERIES B PREFERRED STOCK
In February 2000, we completed a $14,000,000 private placement consisting of 1,400,000 shares of common stock, 7,000 shares of Series B convertible preferred stock and warrants to purchase 700,000 shares of our common stock. All unconverted Series B preferred stock was subject to mandatory redemption on December 9, 2004. The warrants issued in the private placement expired unexercised on December 9, 2004.
During the year ended December 31, 2005, we retired 333 shares of Series B preferred stock at a redemption value of $489,000. During the year ended December 31, 2006, we retired 55 shares of Series B preferred stock at a redemption value of $81,000. During the year ended December 31, 2007, we retired 150 shares of Series B preferred stock at a redemption value of $220,000. At December 31, 2007, our redemption obligation on the remaining 71 shares of Series B preferred stock is $104,000. We expect to retire the remaining shares of Series B preferred stock during 2008 as the holders of the remaining preferred shares present such shares to us for redemption. The balance of the redemption obligation is included in accrued and other liabilities in the accompanying consolidated balance sheets.
6.	ACQUISITIONS AND MINORITY INTERESTS
PowerSecure Subsidiary Acquisitions – During the third quarter of 2007, our PowerSecure subsidiary formed EfficientLights, LLC. EfficientLights designs and manufactures lighting solutions that substantially reduce the energy consumed in lighting grocery stores. EfficientLights purchased certain energy conservation assets and operations from Advanced Specialty Products, Inc. (“ASP”) and its founder in exchange for cash, assumption of certain liabilities, and a 33.33% ownership interest in EfficientLights. The assets acquired included the assets and technology associated with its lead product, an LED lighting solution for freezer cases in retail chains that consumes approximately one-third the energy of a comparable fluorescent unit. After the acquisition, our PowerSecure subsidiary owns 66.67% of EfficientLights and the principal of ASP, who is now the President of EfficientLights, owns a 33.33% minority ownership interest. In connection with the acquisition of the assets and business, our PowerSecure subsidiary acquired an option to purchase the remaining one-third ownership interest of EfficientLights in exchange for 1,000,000 shares of our common stock. The acquisition was accounted for as a purchase, and the operating results of EfficientLights has been included in the consolidated statement of operations from the date of acquisition.
The purchase price of the EfficientLights acquisition was allocated as follows:

Cash	$60,000
Equipment	88,775
Intangible rights	11,706

Accounts payable	(70,481)
Minority interest	(30,000)

Net assets acquired	$60,000

Pro forma results of operations for the years ended December 31, 2007, 2006, and 2005 have not been included herein as the effects of the acquisitions were not material to our results of operations.
During the third quarter of 2006, our PowerSecure subsidiary purchased contract rights to provide services to federal customers of an investor-owned utility. The rights acquired include four existing contracts; rights to five existing proposals; a three-year non-compete agreement from the seller; and a three-year master service agreement with the utility. In addition, our PowerSecure subsidiary acquired expertise in equipment design concepts, budgeting procedures, pricing strategies and other intellectual property in the federal market. The purchase price for the intellectual property and contract rights was $1,500,000 which has been allocated to intellectual property and to the individual contract rights acquired and is being amortized over the respective expected asset lives.
During the fourth quarter of 2006, our PowerSecure subsidiary purchased the substantially all of the assets and certain of the liabilities of PowerFab, a North Carolina company engaged in the business of building trailers for transportation of goods and equipment, an important element in our PowerSecure subsidiary’s mobile distributed generation equipment business strategy. The assets acquired included cash, accounts receivable, inventory, contract rights, furniture and fixtures, equipment, land and building, and certain intangible assets including patent rights and trademarks. The liabilities assumed were limited to obligations incurred under contracts acquired. The purchase price was $810,000 paid at closing. The acquisition was accounted for as a purchase with the operating results of PowerFab included in the consolidated statement of operations from the date of acquisition.
The purchase price of the fiscal 2006 PowerSecure subsidiary acquisitions, including direct costs incurred in the amount of $43,514, was allocated as follows:

Cash	$9,010
Accounts receivable	42,573
Inventory	41,681
Equipment	122,126
Land and building	375,000
Intangible rights	1,545,000
Goodwill	306,261

Accounts payable	(88,137)

Net assets acquired	$2,353,514

Pro forma results of operations for the years ended December 31, 2006 and 2005 have not been included herein as the effects of the acquisitions were not material to our results of operations.
CAC LLC Minority Interest – We previously owned a 73.75% interest in CAC LLC through our subsidiary, WaterSecure. CAC LLC was formed in January 2004 to acquire additional interests in our unconsolidated affiliate, MM 1995-2. Effective April 1, 2006, the assets (consisting principally of the investment in MM 1995-2) and liabilities of CAC LLC (consisting principally of a long-term note payable) were distributed to its shareholders (including WaterSecure), the separate operating activities of CAC LLC ceased, and the minority shareholder’s interest in the equity of CAC LLC was eliminated. The minority shareholder’s interest in the income of CAC LLC for the period from January 1, 2006 to March 31, 2006 and for the year ended December 31, 2005 was $72,464 and $210,875, respectively, and is included in minority interest in the accompanying consolidated financial statements. Cash distributions to CAC LLC’s minority interest shareholder during the period from January 1, 2006 to March 31, 2006 and for the year ended December 31, 2005 were $381, and $130,912, respectively.
7.	DEFERRED COMPENSATION PLAN
In his employment agreement (see Note 10), Sidney Hinton, our President and Chief Executive Officer, has a deferred compensation arrangement that provides for payments by us to him, upon retirement, monthly amounts ranging from $15,000 per month, if he commences receiving payments at age 53, to $20,000 per month, if he commences receiving payments at age 58, which payments continue for life. The deferred compensation payments under the plan vest on the earlier of August 15, 2012 or upon a change in control. We have funded our obligation under the deferred compensation plan through the purchase of a fixed deferred annuity contract in the amount of $1,978,000 through John Hancock Annuities. The deferred annuity contract provides for a guaranteed minimum interest rate on the annuity sufficient to meet our obligations under the deferred compensation plan. If the deferred compensation fails to vest, then the annuity reverts to us. We are subject to income tax on the earnings of the annuity. The fair value of the annuity, including interest thereon, at December 31, 2007 was $2,001,000 and is included in the accompanying consolidated balance sheet under other assets. We are accruing our obligation under the deferred compensation agreement over a period of eight years. The liability for the deferred compensation obligation at December 31, 2007 is $55,440 and is included in the accompanying consolidated balance sheet under deferred compensation obligation. The accompanying consolidated statement of operations includes operating expense in the amount of $55,440 for the year ended December 31, 2007 associated with the deferred compensation plan.

8.	DEBT
Lines of Credit – On August 23, 2007, we entered into a Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as the administrative agent (the “Agent”), and the other lenders party thereto (“Lender”), providing for a $25 million senior, first-priority secured revolving and term credit facility (the “Credit Facility”). The Credit Facility is guaranteed by our active subsidiaries and secured by the assets of the Company and those subsidiaries. The Credit Facility matures on August 23, 2010. The Credit Facility is a refinancing and expansion of our prior credit facility with First National Bank of Colorado (“FNBC”). We expect to use the Credit Facility primarily to fund the growth and expansion of our PowerSecure subsidiary, as well as the growth of Southern Flow.
While the Credit Facility primarily functions as a $25 million revolving line of credit, we are permitted to carve out up to three term loans, in an aggregate amount of up to $5 million, to fund acquisitions, with each term loan having the tenor and amortization of seven years and maturing on August 23, 2015 (if made before August 23, 2007) or August 23, 2016 (if made on or after August 23, 2008. Any amounts borrowed under any term loans reduce the aggregate amount of the revolving loan available for borrowing.
Outstanding balances under the Credit Facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at the Agent’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated earnings before interest, taxes, deprecation and amortization (“EBITDA”) for the four consecutive fiscal quarters ending on such date. The Agent’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and the Agent’s prime commercial lending rate. Through December 31, 2007, we have not borrowed any amounts under the Credit Facility.
The Credit Facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash paid for taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At December 31, 2007, we were in compliance with these financial covenants.
The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations and transactions with affiliates. Upon the sale of any of the assets of our assets or the assets of our subsidiaries other than in the ordinary course of business, or the sale of any of our capital stock or our subsidiaries’

capital stock or debt of the Company, we are required to use the net proceeds thereof to repay any indebtedness then outstanding under the Credit Facility.
Our obligations under the Credit Facility are secured by guarantees (“Guarantees”) and security agreements (the “Security Agreements”) by each of our active subsidiaries, including but not limited to our PowerSecure subsidiary and its subsidiaries, Southern Flow, Metretek Florida, and WaterSecure. The Guarantees guaranty all of our obligations under the Credit Facility, and the Security Agreements grant to the Lenders a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.
The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.
On August 23, 2007, in connection with entering the Credit Agreement described above, we terminated our credit facility with FNBC (the “FNBC Credit Facility”). The FNBC Credit Facility was a $4.5 million secured revolving line of credit that previously constituted our primary credit facility and was scheduled to expire on September 1, 2007. The Company did not have any outstanding balance under the FNBC Credit Facility as of the date of termination.
On January 17, 2008, we acquired the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary, located in Wake Forest, North Carolina, pursuant to a Real Estate Purchase Agreement, dated as of January 16, 2008, by and between H & C Holdings, LLC. (“Seller”) and PowerSecure for a purchase price of approximately $3.3 million. Previously, we had leased the facilities from the Seller. We determined it was more financially favorable to us to acquire the facilities than to continue leasing them, and that the ownership of these facilities served the best interests of our stockholders.
The acquisition of the facilities was financed in large part through a $2,584,000 seven (7) year term loan under a Term Credit Agreement (the “Term Credit Agreement”) with the Lender. The Term Credit Agreement is in addition to, and on substantially the same terms and conditions as, the Credit Facility, including nearly identical covenants (financial and operating), representations, warranties, collateral, security and events of default. The Term Credit Agreement, like the Credit Facility, is guaranteed by our active subsidiaries and secured by the assets of the Company and those subsidiaries.
The outstanding balance under the Term Credit Agreement is payable on a quarterly basis and bears interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at the Lender’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio as described above.
Upon the sale of either our PowerSecure subsidiary or the facilities, we are required to use the net proceeds to repay the then outstanding balance on the Term Credit Agreement. Our obligations under the Term Credit Agreement are secured by a deed of trust by PowerSecure with respect to the facilities (the “Deed of Trust”), and by the Guaranty and amendments to the existing Security Agreements by our active subsidiaries. The Guarantees guaranty all of our obligations under the

Term Credit Agreement, and the Security Agreements, as amended, grant to the Lender a first priority security interest in virtually all of the assets of each of the parties to the Guaranty.
In addition, on January 17, 2008, we entered into a First Amendment to Credit Agreement with the Lender, modifying the Credit Agreement to incorporate and facilitate the Term Credit Agreement and to amend certain technical provisions of the Credit Agreement.
During the year ended December 31, 2006 and through April 30, 2007, our PowerSecure subsidiary had access to a line of credit with Caterpillar Financial Services totaling $7,500,000. There were no amounts borrowed under the Caterpillar line of credit during 2007.
9.	CAPITAL LEASE OBLIGATIONS
Capital lease obligations at December 31, 2007 consist of an equipment lease at Southern Flow payable in monthly installments, including interest, at 6.85%. The scheduled annual payments on the capital lease obligation are as follows:
 Year Ending December 31:

2008	$1,849
2009	1,849
2010	1,849
2011	1,849
2012	924

Total minimum lease payments	8,320
Less: Interest included in the lease payments	1,602

Present value of minimum lease payments	$6,718

10.	COMMITMENTS AND CONTINGENCIES AND INCOME FROM LITIGATION SETTLEMENTS
Income from Litigation Settlements – In January 2001, a class action was filed in the District Court for the City and County of Denver, Colorado against us and certain affiliates and parties unrelated to us. The class action alleged that the defendants violated certain provisions of the Colorado Securities Act in connection with the sale of interests in an energy program of which WaterSecure was the managing trustee. A settlement to fully resolve all claims by the class against us and our affiliates was submitted and granted final approval by the district court on June 11, 2004. We recorded the loss that occurred as a result of the class action and settlement in the fourth quarter of 2002. All of our obligations under the settlement were extinguished during the second quarter of 2006.
After the settlement with the class was approved, we vigorously pursued cross-claims and third party claims (“Other Party Claims”), including claims against the prior owners of the assets and against attorneys, consultants and a brokerage firm (the “Other Parties”) involved in the transactions underlying the claims in the Class Action, seeking recovery of damages and contribution, among other things, from the Other Parties.

We agreed to settlements with four of the Other Parties during the fourth quarter of 2006 and with the remaining Other Parties in 2007. As a result of the settlements with the Other Parties, we recorded income during the years ended December 31, 2007 and 2006 in the amounts of $385,000 and $343,000, respectively. Through December 31, 2007, we have received $737,000 in payment from the settlements and incurred $9,000 in settlement related expenses. All of the Other Party Claims have been settled and no additional amounts are payable to us at December 31, 2007.
Other Matters – On June 28, 2007, we announced that we had received a letter from the Securities and Exchange Commission (the “SEC”) advising us that the SEC’s investigation had been completed and that the SEC did not intend to recommend any enforcement action. The letter concluded the SEC’s informal, non-public inquiry commenced in May 2006 into certain events relating to announcements made by us in February and March 2006 of orders received by our PowerSecure subsidiary. These events included events that had been the subject of a previous review by the National Association of Securities Dealers (“NASD”), on behalf of the American Stock Exchange. We had fully cooperated with the SEC inquiry and the NASD review. The initial letter of inquiry by the SEC and the initial letter of review by the NASD had each advised us that such inquiry and review should not be construed as an indication that any violation of law had occurred.
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
Operating Leases – We lease business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2007, 2006 and 2005 totaled $2,455,134, $1,721,254, and $1,094,599, respectively. Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:
 Year Ending December 31:

2008	$888,615
2009	742,200
2010	526,082
2011	313,398
2012 and thereafter	645,348

Total	$3,115,643

The table information above excludes the operating lease costs associated with our executive offices and the offices of our PowerSecure subsidiary that we acquired on January 17, 2008 (see Note 8).
Employee Benefit Plan – We have a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 18 or older are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 80% of their eligible compensation. We may make discretionary matching contributions up to 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. Our 401(k) Plan expense for the years ended December 31, 2007, 2006 and 2005 was $354,000, $296,000 and $199,000, respectively.
Employment Agreements – On August 15, 2007, we entered into an Employment and Non-Competition Agreement (the “Hinton Employment Agreement”) with Sidney Hinton, our President and Chief Executive Officer. The key terms of the Hinton Employment Agreement include a five year term, with automatic one-year renewals, an increase in base salary, annual bonuses equal to 7% of our PowerSecure subsidiary’s cash flow from operations, a grant of 600,000 restricted shares of our common stock (see Note 13), a $5 million life insurance policy, a disability insurance policy and an annuity upon his retirement (see Note 7). The Hinton Employment Agreement also provides for severance benefits equal to as much as three times the sum of his most recent base salary plus his average bonuses for the two years before and for the year of the date of termination, depending upon the circumstances of his termination.
On December 10, 2007, we entered into an Employment and Non-Competition Agreement (the “Hutter Employment Agreement”) with Christopher Hutter, our newly-appointed Vice President and Chief Financial Officer. The key terms of the Hutter Employment Agreement include a five year term, with automatic one-year renewals, annual bonuses up to 35% of his base salary, and a grant of 25,000 restricted shares of our common stock (see Note 13). The Hutter Employment Agreement also provides for severance benefits equal to as much as two times the sum of his most recent base salary plus his average bonuses for the two years before and for the year of the date of termination, depending upon the circumstances of his termination.
We also have employment agreements with certain other executive officers and with other key employees which provide for base salary, restricted stock grants, incentive compensation, “change-in-control” provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.
11.	INCOME TAXES
We account for income taxes in accordance with FAS 109 and FIN 48. Under the provisions of FAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in our financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.
Income tax benefit (provision) included in the accompanying consolidated statements of operations represents changes in our net deferred tax assets, federal alternative minimum tax and state income taxes in various state jurisdictions in which we have taxable activities. The following table summarizes our income tax benefit (provision) for the years ended December 31:

	2007	2006	2005
Current:
Federal	$(60,000)	$(141,000)	$—
State	(113,000)	(556,000)	(46,000)

Total current	(173,000)	(697,000)	(46,000)

Deferred:
Federal	1,865,000	—	—
State	142,000	232,000	—

Total deferred	2,007,000	232,000	—

Total benefit (provision)	$1,834,000	$(465,000)	$(46,000)

Total income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income tax expense. Following is a table reconciling such differences for the years ended December 31:

	2007	2006	2005
Federal taxes at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	-5.24%	6.16%	1.70%
Permanent items	-10.68%	1.81%	0%
Alternative minimum tax	-2.13%	1.16%	0%
Valuation allowance	70.29%	-39.31%	-34.00%
True ups and other adjustments	-21.53%	0.00%	0.00%

Effective income tax rate for continuing operations	64.71%	3.82%	1.70%

The components of our federal and state deferred tax assets and liabilities at December 31, 2007 and 2006 are shown below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$11,081,000	$13,038,000
Tax credit carryforwards	201,000	45,000
Allowance for bad debts	102,000	88,000
Restructuring charges	2,235,000	—
Other	11,000	236,000

Gross deferred tax assets	13,630,000	13,407,000

Deferred tax liabilities:
Differences between book and tax basis of property and equipment and intangible assets	2,798,000	2,893,000
Other	13,000	—

Gross deferred tax liabilities	2,811,000	2,893,000

Net deferred tax asset	10,819,000	10,514,000
Valuation allowance and other	(8,290,000)	(10,282,000)

Deferred tax assets, net	$2,529,000	$232,000

We believe that based on all available evidence, including our history of generating taxable income in the years ended December 31, 2007 and 2006, along with the anticipated generation of taxable income in 2008, it is more likely than not that some portion of the net deferred tax assets that existed at December 31, 2006 will be realized and therefore approximately $1,992,000 of the valuation allowance has been released in the current year. The deferred tax asset for net operating loss carryforwards at December 31, 2007 and 2006 does not include approximately $1,021,000 and $2,145,000, respectively, that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $2,617,000 and $5,499,000 tax deduction at December 31, 2007 and 2006 are included in the unused net operating loss below.
At December 31, 2007, we had unused federal net operating losses to carry forward against future years’ taxable income of approximately $40,641,000 and various state carryforwards that expire in various amounts from 2008 to 2025. At December 31, 2007, we also had unused federal alternative minimum tax credits that carryforward indefinitely.
We or our subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004. We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a liability of $348,000 for unrecognized tax benefits, including interest and penalties of $107,000, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Unrecognized Tax Benefit
	Corporate
	Overhead	Inventory
	Allocation	Capitalization	Total
January 1, 2007 adoption of FIN 48	$315,645	$31,878	$347,523
Current year increase (decrease) as a result of tax positions taken during the year	479,244	(6,201)	473,043
Reductions as a result of a lapse of the applicable statute of limitations	(36,729)	(25,677)	(62,406)

Balance at December 31, 2007	$758,160	$—	$758,160

We believe nearly all of our unrecognized tax benefits would, if recognized, affect our effective tax rate.
We recognize interest and penalties related to our tax contingencies as income tax expense. The total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended December 31, 2007 is $116,000. The total amount of interest and penalties recognized in the accompanying consolidated statement of financial position at December 31, 2007 is $207,000. We expect that the unrecognized tax benefit associated with our corporate overhead allocation will increase in 2008 as we have determined that a majority of our ongoing corporate overhead costs relate to activities that benefit each of our operating subsidiaries or they relate to personnel that are employed at our operating subsidiaries. We are not able, at this time, to reasonably estimate the range of the possible change.

12.	CAPITAL STOCK
Stockholder Rights Plan – On December 12, 1991, our board of directors adopted a Stockholder Rights Plan, which was amended and restated on October 25, 2001 in order to extend, renew and modify its terms (as amended and restated the “Rights Plan”), to protect stockholder interests against takeover strategies that may not provide maximum shareholder value. Pursuant to the Rights Plan, a dividend of one preferred stock purchase right (“Right”) was issued with respect to each share of our common stock outstanding on December 9, 1991, and attaches to each share of common stock we issued thereafter. No separate certificates representing the Rights have been issued. Each Right entitles the holder to purchase one one-hundredth of a share of our Series C. Preferred Stock at an exercise price of $15.00 per share under certain circumstances. This portion of a preferred share provides the holder with approximately the same dividend, voting and liquidation rights as one share of common stock. If any person or group (referred to as an “Acquiring Person”) becomes the beneficial owner of, or announces a tender offer that would result in the Acquiring Person becoming the beneficial owner of, 15% or more of our common stock (subject to certain exceptions), then each Right, other than Rights held by the Acquiring Person which become void, will become exercisable for our common stock, or of the Acquiring Person in the case where the Acquiring Person acquires us, having a then current market value of twice the exercise price of the Right. At the option of the board of directors, the Rights may be redeemed for $0.01 per Right or exchanged for shares of our common stock at the exchange rate of one share per Right, in each case subject to adjustment. Until a Right is exercised, the holder thereof, as such has no rights as a stockholder. The Rights will expire on November 30, 2011, unless such date is extended prior thereto by the board of directors.
13.	SHARE-BASED COMPENSATION
Commencing January 1, 2006, we adopted the provisions of FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. We measure the fair value of restricted stock awards based on the number of shares granted and the quoted price of our common stock on the date of the grant, and we measure the fair value of stock options using the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.
Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, we did not recognize compensation expense for stock options issued to employees because the grant price of the options equaled or was above the market price on the date of grant.
Stock Options – Historically, we have granted stock options to employees, directors, advisors and consultants under three stock plans. Under our 1991 Stock Option Plan, as amended (the “1991 Stock Plan”), we granted incentive stock options and non-qualified stock options to purchase common stock to officers, employees and consultants. Options that were granted under the 1991 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant and had a term of ten years, the vesting of which was determined on the date of the grant, but generally contained a 2-4 year vesting period. Under our Directors’ Stock Plan as amended (“Directors’ Stock Plan”), we granted non-qualified stock options to purchase common stock to our non-employee directors at an exercise price not less than the fair market value of our common stock on the date of grant. Options that were granted under the Director’s Stock Plan generally had a term of ten years and vested on the date of grant. Certain options granted to officers and non-employee directors under the 1991 Stock Plan and the Directors Stock Plan contained limited rights for receipt of cash for appreciation in stock value in the event of certain changes in control.

In March 1998, our board of directors adopted the PowerSecure International, Inc. 1998 Stock Incentive Plan (the “1998 Stock Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Plan authorizes our board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for shares of our common stock. Stock options granted under the 1998 Stock Plan must contain exercise prices not less than the fair market value of our common stock on the date of grant, and must contain a term not in excess of 10 years from the date of grant. Nonqualified stock option grants to our Directors under the 1998 Stock Plan generally vest over periods up to two years. Qualified stock option grants to our employees under the 1998 Stock Plan generally vest over periods up to five years. The 1998 Stock Plan replaced our 1991 Stock Plan and Directors’ Stock Plan (the “Prior Plans”), and no new awards have been made under the Prior Plans since the 1998 Stock Plan was adopted, although options outstanding under our Prior Plans remain in effect under these terms.

The 1998 Stock Plan has been amended several times to increase the number of shares authorized for issuance under that plan, most recently on June 12, 2006, which amendment increased the number of shares available under the 1998 Stock Plan to a total of 3,750,000 shares of our common stock. At December 31, 2007, there were 73,000 shares available for grant under our 1998 Stock Plan and there were no shares available for grant under either our 1991 Stock Plan or the Directors Stock Plan. The 1998 Stock Plan expires on June 12, 2008, so no additional awards can be made under that plan after such date, although awards granted prior to such date will remain outstanding and subject to the terms and conditions of those awards.

Pursuant to the requirements of FAS 123(R), net income (loss) for the years ended December 31, 2007 and 2006 includes $972,000 and $712,000, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the year ended December 31, 2007 was $593,000. There were no net income tax benefits related to our stock-based compensation arrangements during the years ended December 31, 2006 and 2005 because a valuation allowance was been provided for nearly all of our net deferred tax assets. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2006, we issued 140,000 nonqualified stock options to new employees outside of our existing stock option plans pursuant to an exception provided by the American Stock Exchange on which our common stock was listed at the time those stock options were granted.

A summary of option activity for the year ended December 31, 2007 is as follow:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085,344	$4.61
Granted-Directors	37,500	12.73
Granted-Employees	30,000	12.67
Exercised	(411,226)	2.68
Canceled	—	—
Forfeited	(13,750)	10.28

Balance, December 31, 2007	1,727,868	$5.34	5.96	$8.22

Exercisable, December 31, 2007	1,358,118	$3.89	5.37	$9.69

A summary of option activity for the year ended December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289,143	$2.98
Granted-Directors	22,500	14.78
Granted-Employees	306,000	12.64
Exercised	(513,632)	2.51
Canceled	—	—
Forfeited	(18,667)	6.49

Balance, December 31, 2006	2,085,344	$4.61	6.55	$7.71

Exercisable, December 31, 2006	1,545,677	$3.07	5.78	$9.25

The weighted average grant date fair value of the options granted to our directors during the years ended December 31, 2007 and 2006 was $8.29 and $11.22, respectively. The weighted average grant date fair value of the options granted to employees during the years ended December 31, 2007 and 2006 was $8.25 and $8.48, respectively. The fair value was measured using the Black-Scholes valuation model with the following assumptions for the years ended December 31:

	2007	2006
Expected stock price volatilility	75.7%	88.0%
Risk Free interest rate	5.07%	4.72%
Annual dividends	$—	$—
Expected life — employees	5 years	4.3 years
Expected life — directors	5 years	6 years

The fair value of the stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%.

At December 31, 2007 and 2006, there was $1,979,000 and $2,507,000, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2007 are expected to be recognized over a weighted average period of 1.59 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $4,532,000, $5,736,000 and $902,000, respectively. Cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $1,052,000, $1,291,000 and $397,000, respectively. The tax benefit realized on the 2007 and 2006 stock option exercises was $52,000 and $331,000, respectively. The total fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 was $971,000, $667,000 and $1,097,000, respectively.

The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123(R) for the year ended December 31, 2005:

2005
Net income — as reported	$2,334,389
Deduct: Total stock-based employee compensation expense determined under fair value based method	(971,944)

Net income — pro forma	$1,362,445

Income per basic common share:
As reported	$0.19

Pro forma	$0.11

Income per diluted common share:
As reported	$0.18

Pro forma	$0.10

The weighted average grant date fair value of stock options issued during the year ended December 31, 2005 was $2.07. The fair value of stock options were calculated using the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2005: expected stock price volatility of 50%; risk-free interest rate of 4.19%; dividend rate of $0.00 per year; and an expected life of 4 years for options granted to employees and 10 years for options granted to directors.

Restricted Stock Awards – During the year ended December 31, 2007, our board of directors awarded a total of 645,000 restricted shares of our common stock under the 1998 Stock Plan to three officers, of which 600,000 restricted shares were awarded pursuant to the terms of the Hinton Employment Agreement (see Note 10). Restricted shares are restricted in the sense that they cannot be sold or otherwise transferred until they vest. If the officer receiving the restricted shares leaves us before vesting, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The weighted average grant date fair value of the restricted stock awards during the year ended December 31, 2007 was $12.49 per share. The restricted shares vest as follows:
•	A total of 322,500 restricted shares will “cliff vest” in their entirety five years after the grant date, provided the officers remain employed by us on that date.

•	A total of 4,500 restricted shares fully vested on December 10, 2007, the date they were awarded.

•	A total of 60,000 restricted shares will vest on the date our annual report on Form 10-K for the year ended December 31, 2007 is filed, based upon the achievement of a performance target related to our income from continuing operations for 2007.

•	The remaining 258,000 restricted shares vest in four equal annual installments, commencing when our annual report on Form 10-K for the year ended December 31, 2008 is filed, based upon the achievement of performance targets each year relating to our income from continuing operations for fiscal years 2008 through 2012.

•	All restricted shares remaining to vest will automatically vest upon a change in control.
The fair value of the 322,500 cliff vesting shares is being amortized on a straight-line basis over the five year service period. The fair value of the performance vesting shares are expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. Stock compensation expense in the amount of $1,120,000 is included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2007.

Stock compensation expense in the amount of $66,000 for each of the years ended December 31, 2006 and 2005 is also included in the accompanying consolidated statements of operations for 90,000 restricted shares of our common stock awarded by our board of directors in 2004. All of 2004 stock awards were fully vested at December 31, 2006.

14.	SEGMENT AND RELATED INFORMATION

In accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we define our operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Our two reportable business segments include: Distributed generation and energy efficiency; and natural gas measurement services. Previously we had been engaged in a third business segment, automated energy data collection and telemetry. That segment of our business has been discontinued and the results of its operations reported as discontinued operations (see Note 4).

Distributed Generation and Energy Efficiency – The operations of our distributed generation and energy efficiency segment are conducted by our PowerSecure subsidiary. Our PowerSecure subsidiary commenced operations in September 2000. Our PowerSecure subsidiary’s operating segment activities include products and services related to distributed generation, utility infrastructure, and energy efficiency. Our PowerSecure subsidiary provides products and services to utilities and their commercial, institutional, and industrial customers. Our PowerSecure subsidiary’s distributed generation products and services involve the deployment of electric generation equipment that supplements the electric power grid, enabling utilities to avoid new investments in infrastructure for transmitting and distributing power, and providing their customers with dependable backup power with a strong return on investment. The distributed generation equipment is generally located at the utilities’ end-customer’s business sites. Our PowerSecure subsidiary has sophisticated monitoring systems and electrical switching technologies, which work in tandem to reduce customers’ costs by managing load curtailment during peak power periods, and also ensure backup power is available during power outages. In addition to its core distributed generation products and services, our PowerSecure subsidiary provides utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. Our PowerSecure subsidiary also provides commercial and industrial customers with the identification, design and installation of cost effective energy improvement systems for lighting, building controls, and other facility upgrades. Through December 31, 2007, the majority of our PowerSecure subsidiary’s revenues have been generated from sales of distributed generation systems on a “turn-key” basis, where the customer purchases the systems from our PowerSecure subsidiary. Our PowerSecure subsidiary also markets its distributed generation products and services in a recurring revenue model and a shared savings model

Since 2005, our PowerSecure subsidiary has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to our PowerSecure subsidiary’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to our PowerSecure subsidiary’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Our PowerSecure subsidiary’s Federal business unit concentrates on marketing its products and services to federal customers, primarily in conjunction with our utility alliances. Reid’s Trailer, Inc., doing business as “PowerFab”, builds trailers for the transportation of goods and equipment, an element in our PowerSecure subsidiary’s mobile distributed generation equipment business strategy. Late in the third quarter 2007, our PowerSecure subsidiary launched a new majority-owned subsidiary, EfficientLights, that designs and manufactures lighting solutions specifically aimed at substantially reducing the energy consumed in lighting grocery stores.

Each of these new PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but share a common customer base which our PowerSecure subsidiary intends to service and grow through shared resources and customer leads. Accordingly, these units are included within Our PowerSecure subsidiary’s distributed generation and energy efficiency segment results.

Natural Gas Measurement Services – The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on operating income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.

Summarized financial information concerning our reportable segments is shown in the following table. The “Other” amounts include corporate overhead and related items including restructuring charges and net assets of discontinued operations. The table information excludes the revenues, depreciation, and income or losses of the discontinued Metretek Florida operations for all periods presented.
Summarized Segment Financial Information
(all amounts reported in thousands)

	2007	2006	2005
Revenues:
PowerSecure	$94,923	$99,543	$30,200
Southern Flow	16,190	16,160	13,307

Total	$111,113	$115,703	$43,507

Gross profit:
PowerSecure	$29,908	$27,225	$8,895
Southern Flow	4,400	4,374	3,370

Total	$34,308	$31,599	$12,265

Segment profit (loss) (1):
PowerSecure	$8,190	$10,452	$2,639
Southern Flow	2,668	2,769	1,824
Other	(18,402)	(4,451)	(2,668)

Total	$(7,544)	$8,770	$1,795

Capital expenditures:
PowerSecure	$2,339	$1,214	$1,107
Southern Flow	383	136	131
Other	—	104	92

Total	$2,722	$1,454	$1,330

Depreciation and amortization:
PowerSecure	$1,285	$689	$273
Southern Flow	145	121	130
Other	70	75	29

Total	$1,500	$885	$432

Total assets:
PowerSecure	$71,010	$58,666	$16,644
Southern Flow	13,125	12,049	10,182
Other	28,888	18,984	6,493

Total	$113,023	$89,699	$33,319

(1)	Segment profit (loss) represents operating income (loss).

The following table presents our revenues by geographic area based on the location of the use of the product or service for the years ending December 31:

	2007	2006	2005
United States	$111,101,868	$115,684,347	$43,491,603
Canada	10,668	18,231	14,748
Other	—	—	378

Total	$111,112,536	$115,702,578	$43,506,729

15.	UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following tables present our summarized quarterly consolidated financial information (unaudited) for the years ended December 31 (in thousands, except per share amounts):

	Quarter
2007	First	Second	Third	Fourth
Total revenues	$25,416	$22,591	$26,230	$36,876
Operating income (loss)	958	(14,584)	1,508	4,574
Other income, net	598	220	250	453
Income from litigation settlements	278	—	107	—
Equity income	648	673	656	796
Minority interest	—	—	6	24
Income taxes	(306)	(170)	(162)	2,472
Income (loss) from continuing operations	2,176	(13,861)	2,365	8,319
Income (loss) from discontinued operations	57	6	290	(961)
Net income (loss)	$2,233	$(13,855)	$2,655	$7,358

Basic earnings per common share:
Income from continuing operations	$0.14	$(0.87)	$0.15	$0.51
Income (loss) from discontinued operations	—	—	0.01	(0.06)

Basic earnings per common share	$0.14	$(0.87)	$0.16	$0.45

Diluted earnings per common share:
Income (loss) from continuing operations	$0.13	$(0.87)	$0.14	$0.48
Income (loss) from discontinued operations	—	—	0.01	(0.05)

Diluted earnings per common share	$0.13	$(0.87)	$0.15	$0.43

	Quarter
2006	First	Second	Third	Fourth
Total revenues	$14,003	$35,055	$32,161	$34,484
Operating income (loss)	106	3,523	2,133	3,008
Other income, net	25	292	300	319
Income from litigation settlements	—	—	—	343
Equity income	730	521	627	343
Minority interest	(72)	—	—	—
Income taxes	(89)	(23)	(150)	(203)
Income from continuing operations	700	4,313	2,910	3,810
Income (loss) from discontinued operations	(62)	(86)	—	120
Net income (loss)	$638	$4,227	$2,910	$3,930

Basic earnings per common share:
Income from continuing operations	$0.05	$0.28	$0.19	$0.24
Income (loss) from discontinued operations	—	(0.01)	—	0.01

Basic earnings per common share	$0.05	$0.27	$0.19	$0.25

Diluted earnings per common share:
Income from continuing operations	$0.04	$0.25	$0.17	$0.22
Income (loss) from discontinued operations	—	—	—	0.01

Diluted earnings per common share	$0.04	$0.25	$0.17	$0.23

*  *  *  *  *

SCHEDULE II
POWERSECURE INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

		Additions:
	Balance at	Charged to			Balance at
	Beginning	Operating	Deductions:		End of
Description	of Period	Expenses	Write-offs		Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$225	$43	$(6	)(1)	$262
Year ended December 31, 2006	95	146	(16	)(1)	225
Year ended December 31, 2005	741	12	(658	)(1)	95

Inventory reserve:
Year ended December 31, 2007	$202	$67	$(141	)(2)	$128
Year ended December 31, 2006	166	55	(19	)(2)	202
Year ended December 31, 2005	1,548	161	(1,543	)(2)	166

(1)	Represents amounts written off as uncollectible, less recoveries.

(2)	Represents amounts written off against reserve, less recoveries.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees
Marcum Midstream 1995-2 Business Trust
Denver, CO
We have audited the accompanying consolidated balance sheets of Marcum Midstream 1995-2 Business Trust and subsidiary (the “Trust”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcum Midstream 1995-2 Business Trust and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
HEIN & ASSOCIATES LLP
Denver, Colorado
March 4, 2008

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,394,927	$1,580,890
Trade receivables (net of allowance for doubtful accounts $9,454 and $9,454, respectively)	1,716,141	1,209,618
Prepaid expenses	25,667	25,667

Total current assets	3,136,735	2,816,175

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Wells and storage tanks	7,696,701	6,048,244
Equipment	3,919,425	2,612,685
Land and improvements	2,005,330	1,662,041

Total	13,621,456	10,322,970
Less accumulated depletion and depreciation	5,254,711	4,494,252

Property, plant and equipment, net	8,366,745	5,828,718

OTHER ASSETS:
Deferred loan charges (net of accumulated amortization of $2,485 and $0, respectively)	4,970	—
Intangible assets (net of accumulated amortization of $11,501 and $10,167, respectively)	8,499	9,833

Total other assets	13,469	9,833

TOTAL	$11,516,949	$8,654,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$478,522	$245,712
Administration fee	14,125	14,125
Management fee	184,798	132,361
Operator fee	34,620	31,833
Note payable (Note 3)	549,796	571,656
Accrued and other liabilities	100,621	85,695

Total current liabilities	1,362,482	1,081,382

LONG-TERM NOTE PAYABLE (Note 3)	2,372,807	341,142

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY	7,781,660	7,232,202

TOTAL	$11,516,949	$8,654,726

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
REVENUE:
Disposal fees and mineral product sales	$13,135,040	$10,945,690	$10,239,782
Interest and other	70,787	82,081	23,303

Total revenue	13,205,827	11,027,771	10,263,085

COSTS AND EXPENSES:
Cost of operations	3,454,204	3,279,631	2,778,138
Depreciation and amortization	761,793	687,128	601,020
Well development costs	—	—	360,096
General and administrative costs	390,280	330,408	391,799
Administration fee	56,500	56,500	56,500
Management fee	656,752	547,285	511,989
Operator fee	132,102	127,332	102,332
Interest and finance charges	104,738	71,321	66,417

Total costs and expenses	5,556,369	5,099,605	4,868,291

NET INCOME	$7,649,458	$5,928,166	$5,394,794

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Preferred
Shareholders
BALANCE, JANUARY 1, 2005	$5,709,242

Cash distributions paid	(4,800,000)

Net income	5,394,794

BALANCE, DECEMBER 31, 2005	6,304,036

Cash distributions paid	(5,000,000)

Net income	5,928,166

BALANCE, DECEMBER 31, 2006	7,232,202

Cash distributions paid	(7,100,000)

Net income	7,649,458

BALANCE, DECEMBER 31, 2007	$7,781,660

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,649,458	$5,928,166	$5,394,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	761,793	687,128	601,020
Changes in other assets and liabilities:
Trade receivables, net	(506,523)	229,564	(290,310)
Accounts payable	232,810	(285,001)	425,340
Administration fee	—	9,417	—
Management fee	52,437	77,381	(25,391)
Operator fee	2,787	23,305	2,084
Accrued expenses	14,926	73,580	(2,783)
Prepaid expenses and other	(4,970)	(21,404)	7,206

Net cash provided by operating activities	8,202,718	6,722,136	6,111,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Well development and enhancement	(3,028,648)	(175,804)	(1,231,640)
Other capital expenditures	(269,838)	(158,619)	(397,195)

Net cash used in investing activities	(3,298,486)	(334,423)	(1,628,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	3,100,000	—	1,004,658
Payments on note payable	(1,090,195)	(540,863)	(571,558)
Distributions to preferred shareholders	(7,100,000)	(5,000,000)	(4,800,000)

Net cash used in financing activities	(5,090,195)	(5,540,863)	(4,366,900)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(185,963)	846,850	116,225

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,580,890	734,040	617,815

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,394,927	$1,580,890	$734,040

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements includes the accounts of Marcum Midstream 1995-2 Business Trust and its wholly-owned subsidiary, Marcum Midstream 1995-2 EC Holding, LLC (“MM95-2 EC Holding”), collectively referred to as the “Trust”. The Trust commenced operations on February 8, 1996. The Trust owns and operates six injection wells at five oil field production water disposal facilities located in northeastern Colorado. MM95-2 EC Holding was formed by the Trust in July 2002 for the purpose of acquiring additional operating assets.

WaterSecure Holdings, Inc. (“WaterSecure”), a wholly-owned subsidiary of PowerSecure International, Inc., is the managing trustee of the Trust, and Conquest Oil Company (“Conquest”) operates the Trust assets under an operating agreement with the Trust. Collectively, WaterSecure and Conquest or their affiliates own 178.2, or 78.8%, of the 226 outstanding preferred shares of the Trust at December 31, 2007.

Principles of Consolidation – The consolidated financial statements include the accounts of the Trust and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition – Revenues from disposal fees are recognized upon delivery and acceptance of water to be disposed. Revenues from mineral product sales are recognized upon delivery to the customer. Revenue amounts shown in the accompanying consolidated statements of income are net of severance and conservation taxes and certain royalty interests.

Statements of Cash Flows – The Trust considers all investments with an original maturity of three months or less at time of purchase to be cash equivalents. The Trust maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Trust has not experienced any losses in such accounts. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	2007	2006	2005
Cash paid for interest	$102,253	$67,058	$61,939
Statements of Shareholders’ Equity–There are 226 preferred shares of the Trust authorized and outstanding. There are no other authorized forms of ownership interest of the Trust.

Receivables and Credit Policies – Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. The Trust reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. The majority of the Trust operating assets are depreciated based upon a units-of-production method while equipment and land improvements are depreciated on the straight-line basis over estimated useful lives ranging from 5 to 15 years. Management has evaluated future asset retirement obligations and has concluded that estimated asset retirement obligations of the Trust are not material.

Other Intangibles – Other intangible assets are being amortized on the straight-line basis over 15 years.

Income Taxes – For federal and state income tax purposes, the Trust is treated as a partnership and is not subject to federal or state income taxes. Accordingly, no provision for federal income taxes is included in the financial statements of the Trust and the tax effects of its activities accrue to the shareholders. The Trust’s tax returns, the qualification of the Trust as a partnership for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Trust’s taxable income, the tax liability of the shareholders could change accordingly.

Use of Estimates – The preparation of the Trust’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Major Customers – Three customers have historically generated the majority of the Trust’s disposal fee revenues. In addition, revenues from mineral product sales are currently generated from purchases by one customer, however management believes other customers would purchase such products at substantially the same volumes and at prevailing market prices in the event the current customer discontinued purchasing from the Trust.

2.	WELL DEVELOPMENT COSTS

In the fourth quarter of 2006, the Trust acquired additional land for expansion of its operating activities. During 2007, the Trust developed a sixth well on the land. The new well was placed into service in December 2007. Total cost of the development (including land) was $3,042,000, and assets were allocated as follows:

Well and storage tanks	$1,486,000
Equipment	1,037,000
Land and improvements	519,000

Total	$3,042,000

The well development was financed principally through a term loan with Bank of Choice, as described further in Note 3.

During the year ended December 31, 2005, the Trust expensed $360,096 of well development costs incurred in an unsuccessful effort to develop an additional disposal well.

3.	NOTE PAYABLE

In August 2005, the Trust and its then Lender (Wells Fargo Bank West) amended an existing fiscal 2002 term loan agreement to borrow an additional $1,005,000; to extend the term of the Loan Agreement to August 22, 2008; and to reduce the scheduled principal and interest payments on the note to $50,660 per month. Proceeds from the additional borrowings were used by the Trust in 2006 to develop backup capacity through the development of a fifth well and enhance operations at two of its existing sites.

Interest accrued on the unpaid balance of the note at a fixed annual rate of 5.55% per year. The term loan agreement contained various financial and other affirmative and negative covenants and the note was collateralized by a first priority interest in virtually all of the assets acquired. Fees incurred in connection with obtaining the original loan and subsequent amendment in the amount of $25,702 were deferred and amortized over the term of the original term loan agreement.

During 2007, in order to finance the development of the Trust’s sixth operating well and to refinance the remaining principal on the term loan with Wells Fargo, the Trust entered into a Term Loan Agreement (the “Loan Agreement”) with Bank of Choice for a $3,100,000 note payable. Of the total proceeds, $537,000 was used to refinance the existing term loan with Wells Fargo and the balance was used to fund the well development costs described in Note 2.

Interest accrues on the unpaid balance of the note at a fixed annual rate of 7.2% and the Loan Agreement calls for monthly principal and interest payments to the lender in the amount of $61,837 through the maturity date of August 28, 2012. The note is collateralized by a first priority interest in the assets of the sixth well. Fees incurred in connection with the Loan Agreement in the amount of $7,455 were deferred and are being amortized over the first year of the loan. At December 31, 2007, scheduled principal payments on the note payable over the remaining term of the note are as follows:

Years Ended
December 31,
2008	$549,796
2009	590,433
2010	634,375
2011	681,588
2012	466,411

$2,922,603

4.	COMMITMENTS AND CONTINGENCIES

In December 2002, after the Trust completed an acquisition of certain operating assets, the Trust discovered certain contamination of the soils under the site. Shortly thereafter, the Trust filed a complaint against the seller in Colorado State District Court, for enforcement of seller indemnifications in the asset purchase agreement. The Trust engaged an environmental engineering firm to evaluate the extent of the contamination, and that firm concluded that approximately 1% of the property area had been contaminated. The environmental firm developed, and with their assistance the Trust commenced, a remediation plan that the firm advised should bring the assets back into compliance with applicable environmental requirements. The remediation plan consists of a soil evaporation extraction system which is in place and continues to operate. Based upon the most recent ground water sampling results, adverse impacts to groundwater continue to decrease. If future sampling results continue to indicate favorable improvements, the soil evaporation extraction system may be shut down in 2008. Even if the soil evaporation extraction system is shut down, ground water sampling will likely be required through 2008 and into 2009.

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

In January 2008, two of the Trust’s facilities suffered explosions and fire damage in separate incidents. One of the facilities suffered significant damage and was temporarily shut down for approximately two weeks. The other facility suffered minimal damage, but was also limited in its operating activities for a short period. One employee of the Trust and two agents of a trucking company bringing water to the former facility were injured in the most serious fire but are expected to fully recover.

As of March 4, 2008, both of the damaged facilities were operational, although at reduced capacity levels. Management of the Trust believes insurance proceeds will be adequate to cover the costs to replace assets lost or damaged in the explosions and resulting fires, and further believes both facilities will return to full capacity and operations by the second quarter of 2008. While the Trust suffered uninsured losses from the interruption of its business activities, the amount of which have not been precisely determined at March 4, 2008, based on the circumstances known as of such date management of the Trust did not believe such losses would have a material effect on the results of operations of the Trust for 2008.

As a result of these incidents, the Trust commenced a series of changes recommended by safety experts to minimize the risk of future explosions or fires. Some of these changes were already in place as of March 4, 2008 and the rest of the recommended changes will be implemented over the balance of 2008. The initial cost of all of these changes is currently estimated at $200,000 to $250,000. Annual incremental expenses associated with these changes are estimated to be approximately $200,000. However, due to the nature of the Trust’s activities, the risk of future fires or explosions cannot be fully eliminated. Damages resulting from future fires or explosions may result in injury or loss of human life, extensive loss of or damage to equipment and assets of the Trust and could result in temporary or permanent shut down of one or more of the Trust’s facilities.

5.	TRUST GENERAL AND ADMINISTRATIVE COSTS

Pursuant to the Amended and Restated Declaration of Trust, the Trust incurred $282,000, $248,000 and $218,000 of Active Trustee and Trust Officer consulting and retainer fees and compensation paid to WaterSecure, Conquest, or their affiliates during the years ended December 31, 2007, 2006 and 2005, respectively. Also, during the year ended December 31, 2005, the Trust paid $143,347 to WaterSecure and Conquest for project management services incurred in connection with the development of backup capacity and enhanced operating capacity at two of the Trust’s facilities.

6.	CASH DISTRIBUTIONS AND PROFIT ALLOCATIONS

Cash distributions and profit and loss allocations are determined by terms set forth in the Amended and Restated Declaration of Trust. Generally, the Trust distributes all cash provided by operating activities less amounts paid for acquisitions and capital expenditures, and debt service requirements. All profits and cash distributions are allocated to preferred shareholders in amounts equal to their percentage ownership of the preferred shares of the Trust.

7.	OTHER RELATED PARTY TRANSACTIONS

Pursuant to the Amended and Restated Declaration of Trust, WaterSecure, as managing trustee, is entitled to compensation for services rendered to the Trust. The compensation includes an annual Trust administration fee equal to 1% of the total subscriptions of preferred shareholders and an annual Trust management fee of 5% of Trust revenues, paid quarterly in arrears. The Trust management fee is reduced to 4% for any quarter that Trust revenues during the prior four consecutive calendar quarters do not exceed $3 million. Conquest, as operator, has been reimbursed for direct operating expenses incurred during the years ended December 31, 2007, 2006 and 2005 in the amount of $1,211,273, $977,453 and $962,885, respectively, which costs are included in cost of operations in the accompanying statements of income, and is paid an annual operator fee (currently $150,000 ($25,000 per injection well), adjusted upward or downward annually based on changes in the consumer price index). Accounts payable at December 31, 2007 and 2006 includes a liability in the amount of $52,098 and $38,639, respectively, payable to Conquest for unreimbursed direct operating expenses.

In December 1999, Conquest and WaterSecure agreed to share equally all future fees received from the Trust. These fees include the administration fee, management fee, and operator fee.

In September 2003, the Trust entered into a License Agreement (the “Agreement”) with an entity wholly owned by the principals of the Operator. The Agreement runs “month-to-month” and provides the Trust with an alternative location to dispose of water for certain customers of the Trust. The Trust is obligated to pay a monthly fee of $5,000 for rights under the Agreement. The Trust earns revenues from disposal fees for water disposed at that facility for the Trust’s customers. During the years ended December 31, 2007 and 2005, the Trust earned a net $17,447, and $3,094, respectively, and during the year ended December 31, 2006, the Trust paid a net $13,870 under the Agreement, which is included in interest and other revenues in the consolidated statements of income.
* * * * *

POWERSECURE INTERNATIONAL, INC.
Form 10-K
For the Year Ended December 31, 2007
EXHIBIT LIST

Number	Description

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change the Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 22, 2007.)

(3.3)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 22, 2007.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(4.2)	Amended and Restated Rights Agreement, dated as of November 30, 2001, between Registrant and Computershare Investor Services, LLC. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A/A, Amendment No. 5, filed November 30, 2001.)

(4.3)	Amendment No. 1, dated as of April 22, 2004, to Amended and Restated Rights Agreement between Registrant and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 6, 2004).

(4.4)	Amendment No. 2, dated as of March 29, 2006, to Amended and Restated Rights Agreement between Registrant and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(4.5)	Form of Registration Rights Agreement, dated as of March 29, 2006, by and among Registrant and the investors named therein. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(10.1)	1991 Stock Option Plan, as amended and restated December 5, 1996. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.)*

(10.2)	Directors’ Stock Option Plan, as amended and restated December 2, 1996. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)*

(10.3)	Second Amended and Restated Employment Agreement, dated as of March 20, 2006, by and between Registrant and W. Phillip Marcum. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

Number	Description

(10.4)	Separation Agreement, dated as of April 16, 2007, between Registrant and W. Phillip Marcum (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2007)*

(10.5)	Second Amended and Restated Employment Agreement, dated as of March 20, 2006, by and between Registrant and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

(10.6)	Separation Agreement, dated as of April 16, 2007, between Registrant and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 20, 2007)*

(10.7)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)*

(10.8)	Form of Incentive Stock Option Agreement under the Registrant 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.9)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.10)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.11)	Form of Indemnification Agreement between Registrant and each of its directors. (Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.)

(10.12)	Prototype — Basic Plan Document for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.13)	Adoption Agreement for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.14)	Employment and Non-Competition Agreement, dated as of August 15, 2007, between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 15, 2007)*

(10.15)	Restricted Stock Agreement, dated as of August 15, 2007, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)*

(10.16)	Amendment No. 1 to Restricted Stock Agreement, dated as of December 31, 2007, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 7, 2008)*

(10.17)	Employment and Non-Competition Agreement, dated as of December 10, 2007, by and between Registrant and
Christopher T. Hutter. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.18)	Restricted Stock Agreement, dated as of December 10, 2007, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

Number	Description

(10.19)	Amendment No. 1, dated December 10, 2007, to Employment and Non-Competition Agreement by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.20)	Restricted Stock Agreement, dated as of December 10, 2007, to Employment and Non-Competition Agreement by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.21)	Amended and Restated Employment Agreement, dated as of April 16, 2007, between Southern Flow Companies, Inc. and John Bernard. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed April 20, 2007)*

(10.22)	Employment and Non-Competition Agreement, dated as of February 6, 2006, between EnergyLite, Inc. and Ronald W. Gilcrease. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 10, 2006)*

(10.23)	Termination Agreement and Release, dated as of May 21, 2007, between Registrant and Daniel J. Packard. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 25, 2007)*

(10.24)	Summary Sheet of Compensation of Non-Employee Directors. (Filed herewith.)*

(10.25)	Credit Agreement, dated as of September 2, 2005, among First National Bank of Colorado, Registrant, Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

(10.26)	Form of Security Agreement, dated as of September 2, 2005, by each of Registrant, Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated and First National Bank of Colorado. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

(10.27)	Form of Guaranty, dated as of September 2, 2005, by Registrant for the benefit of First National Bank of Colorado. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed September 9, 2005.)

(10.28)	First Modification to Loan Documents, effective as of June 30, 2006, by and among First National Bank of Colorado, Registrant, Southern Flow Companies, Inc., PowerSecure, Inc. and Metretek Incorporated. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)

(10.29)	Credit Agreement, dated as of August 23, 2007, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.30)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.31)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

Number	Description

(10.32)	Term Credit Agreement, dated as of January 17, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.33)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.34)	Guaranty, dated as of January 17, 2008, by the active subsidiaries of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.35)	First Amendment to Credit Agreement, dated as of January 17, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.36)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 2006.)*

(10.37)	Real Estate Purchase Agreement, dated as of January 16, 2008, between PowerSecure, Inc. and H & C Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.38)	Asset Purchase Agreement, dated as of March 14, 2008, between Registrant, Metretek, Incorporated and Mercury Instruments LLC (Filed herewith.)

(14.1)	Registrant Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Indicates management contract or compensation plan or arrangement.

X-4