Form 10-Q
period 2008-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2008-05-08
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12014
POWERSECURE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1169358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1609 Heritage Commerce Court
Wake Forest, North Carolina	27587
(Address of principal executive offices)	(Zip code)
(919) 556-3056
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 1, 2008, 16,917,695 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,511,577	$28,709,688
Trade receivables, net of allowance for doubtful accounts of $247,200 and $262,547, respectively	35,214,596	36,753,399
Other receivables	2,577,531	376,198
Inventories	18,411,422	20,785,549
Deferred income taxes	2,463,986	2,528,636
Prepaid expenses and other current assets	805,819	1,091,498
Assets of discontinued operations held for sale (Note 3)	—	2,399,589

Total current assets	80,984,931	92,644,557

PROPERTY, PLANT AND EQUIPMENT:
Equipment	10,391,444	6,488,695
Vehicles	289,973	174,825
Furniture and fixtures	618,711	614,589
Land, building and improvements	4,391,130	1,013,022

Total property, plant and equipment, at cost	15,691,258	8,291,131
Less accumulated depreciation and amortization	2,899,784	2,640,424

Property, plant and equipment, net	12,791,474	5,650,707

OTHER ASSETS:
Goodwill	7,255,710	7,255,710
Restricted annuity contract	2,036,310	2,001,204
Intangible rights and capitalized software costs, net of accumulated amortization of $1,123,200 and $947,550, respectively	1,562,847	1,660,676
Investment in unconsolidated affiliate (Note 2)	4,057,004	3,652,251
Other assets	81,394	158,363

Total other assets	14,993,265	14,728,204

TOTAL	$108,769,670	$113,023,468

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,498,247	$11,321,639
Accrued and other liabilities	26,794,079	35,156,946
Restructuring charges payable	3,890,182	4,047,849
Note payable (Note 4)	129,200	—
Liabilities of discontinued operations held for sale (Note 3)	—	754,589
Current unrecognized tax benefit	83,987	83,987
Capital lease obligations	1,418	1,392

Total current liabilities	42,397,113	51,366,402

LONG-TERM NOTES PAYABLE (Note 4)	2,454,800	—

NON-CURRENT UNRECOGNIZED TAX BENEFIT	674,173	674,173

NON-CURRENT RESTRUCTURING CHARGES	1,284,883	1,682,543

DEFERRED COMPENSATION OBLIGATION	138,600	55,440

NON-CURRENT CAPITAL LEASE OBLIGATIONS	4,962	5,326

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 16,908,165 and 16,860,267 shares issued and outstanding, respectively	169,082	168,602
Additional paid-in-capital	106,172,511	105,472,838
Accumulated deficit	(44,526,454)	(46,401,856)

Total stockholders’ equity	61,815,139	59,239,584

TOTAL	$108,769,670	$113,023,468

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$33,575,035	$25,416,027
Cost of sales	23,554,663	18,047,671

Gross profit	10,020,372	7,368,356

Operating expenses:
General and administrative	7,242,915	5,441,183
Selling, marketing and service	1,324,659	618,618
Depreciation and amortization	457,244	332,541
Research and development	19,212	17,524

Total operating expenses	9,044,030	6,409,866

Operating income	976,342	958,490

Other income and (expenses):

Management fees	149,333	101,646
Interest and other income	226,487	502,209
Interest and finance charges	(51,128)	(6,322)
Equity income	963,822	648,560
Litigation settlements	—	278,334
Minority interest	—	—

Income before income taxes	2,264,856	2,482,917
Income tax provision	(311,286)	(306,137)

Income from continuing operations	1,953,570	2,176,780

Discontinued operations—Metretek Florida
Loss on disposal	(42,278)	—
Income (loss) from operations	(35,890)	56,576

Income (loss) from discontinued operations	(78,168)	56,576

Net income	$1,875,402	$2,233,356

PER SHARE AMOUNTS (NOTE 1):
Income from continuing operations:
Basic	$0.12	$0.14

Diluted	$0.11	$0.13

Net income
Basic	$0.11	$0.14

Diluted	$0.11	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,317,178	15,830,475

Diluted	17,261,066	17,020,123

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,875,402	$2,233,356
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	457,244	342,924
Minority interest in subsidiary	—	—
Deferred income taxes	64,650	(509,250)
Loss on disposal of property, plant and equipment	5,410	63,806
Equity in income of unconsolidated affiliate	(963,822)	(648,560)
Distributions from unconsolidated affiliate	543,944	543,944
Stock compensation expense	614,412	208,910
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	1,538,803	8,005,610
Inventories	2,374,127	(3,352,361)
Other current assets	(1,915,654)	75,782
Assets of discontinued operations held for sale	2,399,589	—
Other noncurrent assets	76,969	(11,490)
Accounts payable	176,608	(9,011,935)
Accrued and other liabilities	(8,362,867)	1,633,271
Liabilities of discontinued operations held for sale	(754,589)	—
Restructuring obligations	(555,327)	—
Deferred compensation obligation	83,160	—
Retirement annuity	(35,106)	—

Net cash used in operating activities	(2,377,047)	(425,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,413,096)	(344,608)
Additions to intangible rights and software development	(77,821)	(177,473)
Proceeds from sale of property, plant and equipment	450	—

Net cash used in investing activities	(7,490,467)	(522,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	85,741	202,877
Proceeds from term loan	2,584,000	—
Payments on preferred stock redemptions	—	(220,186)
Payments on capital lease obligations	(338)	(2,314)

Net cash provided by (used in) financing activities	2,669,403	(19,623)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,198,111)	(967,697)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,709,688	15,916,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,511,577	$14,948,763

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of March 31, 2008 and December 31, 2007 and
For the Three Month Periods Ended March 31, 2008 and 2007
1. Summary of Significant Accounting Policies
     Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (“PowerSecure subsidiary”) (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc. EfficientLights, LLC and Reid’s Trailer, Inc. dba PowerFab), Southern Flow Companies, Inc. (“Southern Flow”), and Metretek, Incorporated (“Metretek Florida”) (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”)), and WaterSecure Holdings, Inc. (“WaterSecure”), collectively referred to as the “Company” or “we” or “us” or “our”.
          These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
          In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of March 31, 2008 and the consolidated results of our operations and cash flows for the three month periods ended March 31, 2008 and March 31, 2007.
          Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in unconsolidated affiliate.
          Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates, allowance for doubtful accounts receivable, inventory valuation reserves, and our deferred tax valuation allowance.
          Basic and Diluted Earnings Per Share — Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for our stock for the period. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive.
          The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2008	2007
Income from continuing operations	$1,953,570	$2,176,780
Income (loss) from discontinued operations	(78,168)	56,576

Net income	$1,875,402	$2,233,356

Basic weighted-average common shares outstanding in period	16,317,178	15,830,475
Add dilutive effects of stock options and warrants	943,888	1,189,648

Diluted weighted-average common shares outstanding in period	17,261,066	17,020,123

Basic earnings (loss) per common share:
Income from continuing operations	$0.12	$0.14
Income (loss) from discontinued operations	(0.01)	0.00

Basic earnings per common share	$0.11	$0.14

Diluted earnings (loss) per common share:
Income from continuing operations	$0.11	$0.13
Income (loss) from discontinued operations	(0.00)	0.00

Diluted earnings per common share	$0.11	$0.13

          Cash and Cash Equivalents — Cash and all highly liquid and unrestricted investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.
          Minority Interest — The minority shareholder’s interest in the equity and losses of EfficientLights for the three months ended March 31, 2008 is included in minority interest in the accompanying consolidated financial statements. The minority shareholder’s interest in accumulated losses of EfficientLights exceeded its basis in EfficientLights at December 31, 2007. Accordingly, we discontinued recording additional minority interest losses in EfficientLights during the three months ended March 31, 2008.

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We will be required to adopt the provisions of FAS 160 beginning January 1, 2009. We are currently evaluating the impact that the adoption of FAS 160 will have on our financial position and results of operations.
          Income Taxes - On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
          Fair Value Measurements — Effective January 1, 2008, we adopted the provisions of FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. The adoption of FAS 157 had no effect on our financial position or results of operations.
          Financial Assets and Financial Liabilities — Effective January 1, 2008, we adopted the provisions of FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of FAS 159 had no effect on our financial position or results of operations.
          Business Combinations — In December 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of FAS 141(R) will have on our financial position and results of operations.
          Derivative Instruments and Hedging Activities — In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS No. 133 by requiring expanded disclosures about, but does not change the accounting for, derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of FAS 161 will have on our financial position and results of operations.
          Reclassification - In December 2007, our board of directors approved a plan to discontinue the operations of Metretek Florida and sell all of its assets (see Note 3). The operations of the discontinued segment have been reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations. In addition, certain 2007 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on our net income or stockholders’ equity.
2. Investment in Unconsolidated Affiliate
          Through WaterSecure, we own a 36.26% equity interest in Marcum Midstream 1995-2 Business Trust (“MM 1995-2”), which we account for under the equity method. MM 1995-2 owns and operates six water disposal wells located at five facilities in northeastern Colorado. The balance of our equity investment in MM 1995-2 includes approximately $704,000 and $719,000 of unamortized purchase premiums we paid on our acquired interests at March 31, 2008 and December 31, 2007, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
          The following table sets forth certain summarized financial information for MM 1995-2 at March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007:

	March 31,	December 31,
	2008	2007
Total current assets	$4,160,321	$3,136,735
Property, plant and equipment, net	8,318,018	8,366,745
Total other assets	11,272	13,469

Total assets	$12,489,611	$11,516,949

Total current liabilities	$1,320,670	$1,362,482
Long-term note payable	2,229,410	2,372,807
Total shareholders’ equity	8,939,531	7,781,660

Total liabilities and shareholders’ equity	$12,489,611	$11,516,949

	Three Months Ended
	March 31,
	2008	2007
Total revenues	$4,889,321	$3,145,449
Total costs and expenses	2,231,450	1,356,957

Net income	$2,657,871	$1,788,492

3. Discontinued Operations
          In December 2007, our board of directors approved a plan to sell substantially all of the assets of Metretek Florida, which operated our automated data collection and telemetry segment. The board of directors adopted this plan in conjunction with its review of our strategic alternatives for our non-core businesses. On March 14, 2008, Metretek Florida entered into an Asset Purchase Agreement with Mercury Instruments LLC. Under the purchase agreement, Metretek Florida sold substantially all of its assets and business to Mercury for a total purchase price of $2,250,000. The sale was completed March 31, 2008. On April 1, 2008, we received proceeds from the sale in the amount of $1,800,000, and the remaining proceeds from the sale in the amount of $450,000 were deposited by the seller into an escrow account. Proceeds from the sale are included in Other receivables in the accompanying consolidated balance sheet at March 31, 2008.
          Metretek Florida retained its cash, accounts receivables, accounts payable in excess of $182,700, and certain other liabilities, other than those liabilities expressly assumed by Mercury in the purchase agreement. Mercury assumed most of the customer orders of Metretek Florida and its facilities lease. The purchase agreement contains customary representations, warranties and indemnification obligations by Metretek Florida and Mercury to each other, and includes a one year escrow of 20% of the purchase price to support the indemnity obligations of Metretek Florida.
          As a result of the sale, we recorded an after-tax estimated loss on disposal of our discontinued operations of $1,120,000 during the fourth quarter of fiscal 2007. Upon closing of the sale, we recorded an additional loss on disposition in the amount of $42,278 to reflect changes in assets and liabilities sold from December 31, 2007 to the date of closing. This non-cash charge represents our current estimate of the actual losses incurred. Additional losses may be recorded to the extent indemnity obligations are incurred, receivables remain uncollected, or warranty and other obligations exceed amounts we have currently reserved.
          The accompanying consolidated financial statements have been reclassified for all periods presented to reflect the operations of Metretek Florida as discontinued operations. We ceased recording depreciation upon classification of the assets as discontinued operations in January 2008. Depreciation and amortization expense of Metretek Florida during the three months ended March 31, 2007 was $10,383. The following tables sets forth the results of discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Total revenues	$1,284,576	$959,346
Operating expenses	1,320,466	902,770

Income (loss) from operations	(35,890)	56,576
Loss on disposal	(42,278)	—

Income (loss) from discontinued operations	$(78,168)	$56,576

          The following assets and liabilities were segregated and classified as held for sale or liquidation in the accompanying consolidated balance sheet at December 31, 2007:

December 31,
2007
Inventories	$1,189,437
Prepaid expenses and other current assets	195,159
Property, plant and equipment, net	162,618
Goodwill	770,558
Intangible assets, less accumulated amortization	47,530
Other assets	34,287

Assets of discontinued operations held for sale or liquidation	$2,399,589

Current liabilities	$754,589
Other	—

Liabilities of discontinued operations held for sale or liquidation	$754,589

          Net cash flows of our discontinued operations from the categories of investing and financing activities were not significant for the three months ended March 31, 2008 and 2007.
4. Debt
          Line of Credit - We have an existing Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as the administrative agent (the “Agent”), and the other lenders party thereto (“Lender”), providing for a $25 million senior, first-priority secured revolving and term credit facility (the “Credit Facility”). The Credit Facility is guaranteed by our active subsidiaries and secured by the assets of the Company and those subsidiaries. The Credit Facility matures on August 23, 2010. We expect to use the Credit Facility primarily to fund the growth and expansion of our PowerSecure subsidiary, as well as the growth of Southern Flow.
          While the Credit Facility primarily functions as a $25 million revolving line of credit, we are permitted to carve out up to three term loans, in an aggregate amount of up to $5 million, to fund acquisitions, with each term loan having the tenor and amortization of seven years and maturing on August 23, 2015 (if made before August 23, 2008) or August 23, 2016 (if made on or after August 23, 2008). Any amounts borrowed under any term loans reduce the aggregate amount of the revolving loan available for borrowing.
          Outstanding balances under the Credit Facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at the Agent’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated earnings before interest, taxes, deprecation and amortization (“EBITDA”) for the four consecutive fiscal quarters ending on such date. The Agent’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and the Agent’s prime commercial lending rate. Through March 31, 2008, we have not borrowed any amounts under the Credit Facility.
          The Credit Facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash paid for taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At March 31, 2008, we were in compliance with these financial covenants.
          The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including restrictions with respect to liens, indebtedness,

loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations and transactions with affiliates. Upon the sale of our assets other than in the ordinary course of business, or the sale of any of our capital stock or debt, we are required to use the net proceeds thereof to repay any indebtedness then outstanding under the Credit Facility.
          Our obligations under the Credit Facility are secured by guarantees (“Guarantees”) and security agreements (the “Security Agreements”) by each of our active subsidiaries. The Guarantees guaranty all of our obligations under the Credit Facility, and the Security Agreements grant to the Lenders a first priority security interest in virtually all of the assets of each of the parties to the Credit Agreement.
          The Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.
          On January 17, 2008, we acquired the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary, located in Wake Forest, North Carolina for a purchase price of approximately $3.3 million. Previously, we had leased the facilities from the seller. We determined it was more financially favorable to us to acquire the facilities than to continue leasing them, and that the ownership of these facilities served the best interests of our stockholders.
          The acquisition of the facilities was financed in large part through a $2,584,000 seven year term loan under a Term Credit Agreement (the “Term Credit Agreement”) with the Lender. The Term Credit Agreement is in addition to, and on substantially the same terms and conditions as, the Credit Facility, including nearly identical covenants (financial and operating), representations, warranties, collateral, security and events of default. The Term Credit Agreement, like the Credit Facility, is guaranteed by our active subsidiaries and secured by the assets of the Company and those subsidiaries.
          The outstanding balance under the Term Credit Agreement is payable on a quarterly basis and bears interest, at our discretion, at either LIBOR for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at the Lender’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio, as under the Credit Facility.
          Upon the sale of either our PowerSecure subsidiary or the facilities, we are required to use the net proceeds to repay the then outstanding balance on the Term Credit Agreement. Our obligations under the Term Credit Agreement are secured by a deed of trust by our PowerSecure subsidiary with respect to the facilities, and by the Guarantees and amendments to the existing Security Agreements by our active subsidiaries. The Guarantees guaranty all of our obligations under the Term Credit Agreement, and the Security Agreements, as amended, grant to the Lender a first priority security interest in virtually all of the assets of each of the parties to the Guarantees.

          On January 17, 2008, we entered into a First Amendment to Credit Agreement with the Lender, modifying the Credit Agreement to incorporate and facilitate the Term Credit Agreement and to amend certain technical provisions of the Credit Agreement.
          On May 5, 2008, we entered into a Second Amendment to Credit Agreement and First Amendment to Term Credit Agreement with the Lender, modifying the Credit Agreement and Term Credit Agreement to eliminate the restrictive covenants on annual capital expenditures.
5. Share-Based Compensation
          We account for share-based compensation in accordance with the provisions of FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. We measure the fair value of restricted stock awards based on the number of shares granted and the quoted price of our common stock on the date of the grant, and we measure the fair value of stock options using the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.
          Stock Options - Historically, we have granted stock options to employees, directors, advisors and consultants under three stock plans. Under our 1991 Stock Option Plan, as amended (the “1991 Stock Plan”), we granted incentive stock options and non-qualified stock options to purchase common stock to officers, employees and consultants. Options that were granted under the 1991 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant and had a term of ten years, the vesting of which was determined on the date of the grant, but generally contained a 2-4 year vesting period. Under our Directors’ Stock Plan as amended (“Directors’ Stock Plan”), we granted non-qualified stock options to purchase common stock to our non-employee directors at an exercise price not less than the fair market value of our common stock on the date of grant. Options that were granted under the Director’s Stock Plan generally had a term of ten years and vested on the date of grant. Certain options granted to officers and non-employee directors under the 1991 Stock Plan and the Directors Stock Plan contained limited rights for receipt of cash for appreciation in stock value in the event of certain changes in control.
          In March 1998, our board of directors adopted the PowerSecure International, Inc. 1998 Stock Incentive Plan (the “1998 Stock Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders held on June 12, 1998. The 1998 Stock Plan authorizes our board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for shares of our common stock. Stock options granted under the 1998 Stock Plan must contain exercise prices not less than the fair market value of our common stock on the date of grant, and must contain a term not in excess of 10 years from the date of grant. Nonqualified stock option grants to our Directors under the

1998 Stock Plan generally vest over periods up to two years. Qualified stock option grants to our employees under the 1998 Stock Plan generally vest over periods up to five years. The 1998 Stock Plan replaced our 1991 Stock Plan and Directors’ Stock Plan (our “Prior Plans”), and no new awards have been made under our Prior Plans since the 1998 Stock Plan was adopted. At December 31, 2007, there were 4,563 options outstanding under our Prior Plans, all of which were exercised during the three months ended March 31, 2008.
          The 1998 Stock Plan has been amended several times to increase the number of shares authorized for issuance under that plan, most recently on June 12, 2006, which amendment increased the number of shares available under the 1998 Stock Plan to a total of 3,750,000 shares of our common stock. At March 31, 2008, there were 53,000 shares available for grant under our 1998 Stock Plan and there were no shares available for grant under our Prior Plans. The 1998 Stock Plan expires on June 12, 2008, so no additional awards can be made under that plan after such date, although awards granted prior to such date will remain outstanding and subject to the terms and conditions of those awards.
          Pursuant to the requirements of FAS 123(R), net income for the three months ended March 31, 2008 and 2007 includes $212,000 and $209,000, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the three months ended March 31, 2008 was $129,000. There were no net income tax benefits related to our stock-based compensation arrangements during the three months ended March 31, 2007 because a valuation allowance was provided for nearly all of our net deferred tax assets. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
          A summary of option activity for the three months ended March 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2007	1,727,868	$5.34
Granted-Directors	—	—
Granted-Employees	20,000	12.36
Exercised	(47,898)	1.79
Canceled	—	—
Forfeited	—	—

Balance, March 31, 2008	1,699,970	$5.52	5.82	$6.32

Exercisable, March 31, 2008	1,347,720	$4.12	5.25	$7.74

          A summary of option activity for the three months ended March 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085,344	$4.61
Granted-Directors	—	—
Granted-Employees	—
Exercised	(106,549)	2.37
Canceled	—	—
Forfeited	(2,500)	3.06

Balance, March 31, 2007	1,976,295	$4.73	6.45	$8.61

Exercisable, March 31, 2007	1,502,045	$3.28	5.80	$10.06

          The weighted average grant date fair value of the 20,000 options granted to employees during the three months ended March 31, 2008 was $6.66. The fair value was measured using the Black-Scholes valuation model with the following assumptions: expected stock price volatility of 60.3%; risk free interest rate of 3.16%; no dividends; and an expected future life of five years. There were no stock options granted to directors during the three months ended March 31, 2008 and there were no stock options granted to employees or directors during the three months ended March 31, 2007.
          We amortize the fair value of stock option grants over the applicable vesting period using the straight-line method and assuming a forfeiture rate of 5%. As of March 31, 2008 and December 31 2007, there was $1,894,000 and $1,979,000, respectively, of total unrecognized compensation costs related to all of our outstanding stock options. These costs at March 31, 2008 are expected to be recognized over a weighted average period of 1.53 years.
          During the three months ended March 31, 2008 and 2007, the total intrinsic value of stock options exercised was $492,000 and $951,000, respectively, and the total fair value of stock awards vested was $232,000 and $67,000, respectively.
          Cash received from stock option exercises for the three months ended March 31, 2008 and 2007 was $86,000 and $203,000, respectively.
          Restricted Stock Awards - Pursuant to the requirements of FAS 123(R), net income for the three months ended March 31, 2008 includes $403,000 of pre-tax compensation costs related to outstanding restricted stock awards previously granted to three officers. There were no unvested restricted stock awards outstanding or granted at or during the three months ended March 31, 2007. All of the restricted stock award compensation expense during the three months ended March 31, 2008 is included in general and administrative expenses in the accompanying consolidated statements of operations.

          A summary of restricted stock award activity for the three months ended March 31, 2008 is as follows:

		Weighted	Balance of
	Unvested	Average	Unamortized
	Restricted	Grant Date	Compensation
	Shares	Fair Value	Expense
Balance, December 31, 2007	640,500	$12.49	$6,936,912
Granted	—	—	—
Vested	(60,000)	12.34	—
Forfeited	—	—	—
Current period expense amortization			(402,825)

Balance, March 31, 2008	580,500	$12.49	$6,534,087

          Restricted shares are restricted in the sense that they are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the officer holding the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares vest as follows:
•	A total of 300,000 restricted shares will “cliff vest” in their entirety on August 15, 2012, provided the officer holding those shares remains employed by us on that date.

•	A total of 22,500 restricted shares will “cliff vest” in their entirety on December 10, 2012, provided the officers holding those shares remain employed by us on that date.

•	The remaining 258,000 restricted shares vest in four equal annual installments, commencing when our annual report on Form 10-K for the year ended December 31, 2008 is filed, based upon the achievement of performance targets each year relating to our income from continuing operations for fiscal years 2008 through 2012.

•	All restricted shares remaining to vest will automatically vest upon a change in control.
          The fair value of the 322,500 cliff vesting shares is being amortized on a straight-line basis over the five year service period. The fair value of the performance vesting shares are expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. The current period expense amortization amount above includes amortization of the cliff vesting shares and the 2008 performance vesting shares based on our current assessment of achieving the 2008 performance criteria.
6. Commitments and Contingencies
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
7. Segment Information
          In accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we define our operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Our two reportable business segments include: Distributed generation and energy efficiency; and natural gas measurement services. Previously we had been engaged in a third business segment, automated energy data collection and telemetry. That segment of our business has been discontinued and the results of its operations reported as discontinued operations (see Note 3).
          Distributed Generation and Energy Efficiency - The operations of our distributed generation and energy efficiency segment are conducted by our PowerSecure subsidiary. Our PowerSecure subsidiary commenced operations in September 2000. Our PowerSecure subsidiary’s operating segment activities include products and services related to distributed generation, utility infrastructure, and energy efficiency. Our PowerSecure subsidiary provides products and services to utilities and their commercial, institutional, and industrial customers. Our PowerSecure subsidiary’s distributed generation products and services involve the deployment of electric generation equipment that supplements the electric power grid, enabling utilities to avoid new investments in infrastructure for transmitting and distributing power, and providing their customers with dependable backup power with a strong return on investment. The distributed generation equipment is generally located at the utilities’ end-customer’s business sites. Our PowerSecure subsidiary has sophisticated monitoring systems and electrical switching technologies, which work in tandem to reduce customers’ costs by managing load curtailment during peak power periods, and also ensure backup power is available during power outages. In addition to its core distributed generation products and services, our PowerSecure subsidiary provides utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. Our PowerSecure subsidiary also provides commercial and industrial customers with the identification, design and installation of cost effective energy improvement systems for lighting, building controls, and other facility upgrades. Through March 31, 2008, the majority of our PowerSecure subsidiary’s revenues have been generated from sales of distributed generation systems on a “turn-key” basis, where the customer purchases the systems from our PowerSecure subsidiary. Our PowerSecure subsidiary also markets its distributed generation products and services in a recurring revenue model and a shared savings model.

          Since 2005, our PowerSecure subsidiary has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to our PowerSecure subsidiary’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to our PowerSecure subsidiary’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Our PowerSecure subsidiary’s Federal business unit concentrates on marketing its products and services to federal customers, primarily in conjunction with our utility alliances. Reid’s Trailer, Inc., doing business as “PowerFab”, builds trailers for the transportation of goods and equipment, an element in our PowerSecure subsidiary’s mobile distributed generation equipment business strategy. Late in the third quarter 2007, our PowerSecure subsidiary launched a new majority-owned subsidiary, EfficientLights, that designs and manufactures lighting solutions specifically aimed at substantially reducing the energy consumed in lighting freezer and refrigeration cases in grocery stores.
          Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but share a common customer base which our PowerSecure subsidiary intends to service and grow through shared resources and customer leads. Accordingly, these units are included within Our PowerSecure subsidiary’s distributed generation and energy efficiency segment results.
          Natural Gas Measurement Services - The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing
          The accounting policies of the reportable segments are the same as those described in Note 1 above. We evaluate the performance of our operating segments based on operating income (loss) before income taxes, nonrecurring items and interest income and expense. Intersegment sales are not significant.
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

Summarized Segment Financial Information
(all amounts reported in thousands)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
PowerSecure	$29,106	$21,516
Southern Flow	4,469	3,900

Total	$33,575	$25,416

Gross profit:
PowerSecure	$8,803	$6,316
Southern Flow	1,217	1,052

Total	$10,020	$7,368

Segment profit (loss) (1):
PowerSecure	$1,599	$1,290
Southern Flow	751	620
Other	(1,374)	(952)

Total	$976	$958

Capital expenditures:
PowerSecure	$7,449	$337
Southern Flow	42	166
Other		19

Total	$7,491	$522

Depreciation and amortization:
PowerSecure	$398	$283
Southern Flow	42	32
Other	17	18

Total	$457	$333

	March 31,
	2008	2007
Total assets:
PowerSecure	$67,317	$53,550
Southern Flow	12,599	12,799
Other	28,854	17,885

Total	$108,770	$84,234

(1)	Segment profit (loss) represents operating income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
          The following discussion and analysis of our consolidated results of operations for the three month period ended March 31, 2008, which we refer to as the first quarter 2008, and the three month period ended March 31, 2007, which we refer to as the first quarter 2007, and of our consolidated financial condition as of March 31, 2008 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
          We are a leading provider of energy management and efficiency solutions to utilities and their commercial, institutional and industrial customers. Our operations are currently focused on distributed generation, utility infrastructure and energy efficiency products and services. Our core distributed generation products and services involve the deployment of electric generation equipment that supplements the electric power grid, enabling utilities to avoid new investments in infrastructure for transmitting and distributing power, and providing their customers with dependable backup power with a strong return on investment. The distributed generation equipment is generally located at the utilities’ end-customer’s business sites. We have sophisticated monitoring systems and electrical switching technologies, which work in tandem to reduce customers’ costs by managing load curtailment during peak power periods, and also ensure backup power is available during power outages. In addition to our core distributed generation products and services, we provide utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. We also provide commercial and industrial customers with the identification, design and installation of cost effective energy improvement systems for lighting, building controls, and other facility upgrades.
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
          We commenced operations in 1991 as an energy services holding company, owning subsidiaries with businesses designed to exploit service opportunities primarily in the natural gas industry. Since then, our business has evolved and expanded through acquisitions and formations of companies, businesses and product lines that have allowed us to reach a broader portion of the energy market, including the electricity market. In recent years, we have focused our efforts on growing our businesses by offering new and enhanced products, services and technologies and by entering new markets, especially those related to distributed generation, utility infrastructure and energy efficiency.
          We serve the energy industry by providing tailored solutions that address certain markets in the industry. In recent years, the energy industry has experienced a period of significant price increases for energy consumers, while at the same time it has been increasingly stressed by a continued increase in the demand for energy. This conflux of rising energy prices and rising energy demand has created opportunities for us to provide value to our customers, which include commercial and industrial energy users, energy producers and utilities, in addressing their energy needs. In carrying out our strategy, we conduct operations that include the offering of distributed generation to businesses to augment their use of the electric grid, the measurement and management of natural gas, the offering of energy efficiency projects that reduce the cost of energy consumption and the provision of engineering and support services for utilities. Our businesses are well positioned to benefit from many of the opportunities that have arisen in the current energy environment.
          As an expanding company, we have developed a series of businesses centered around distributed generation, with a core turnkey distributed generation business. Commencing in late 2005, we have received several significant orders from our largest customer, Publix Super Markets, that have resulted in numerous projects in our core business generating a majority of our revenues since then. We expect revenues from Publix to continue to provide a significant contribution to our revenues in fiscal 2008, although in a smaller portion than in previous years, as both the absolute amount of revenues from Publix will decline as we complete the backlog of Publix orders, and as our revenues from other customers continues to expand.
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
Recent Developments
          In recent months, we have begun implementing a marketing strategy designed to increase the percentage of revenues that recur on an annual basis. In November 2007 and January 2008, we announced new major long-term recurring revenue contracts with utility partners to provide customers with efficient standby power and the utilities with access to reliable distributed generation assets. Once fully implemented, these contracts have the potential to generate $11 to $14 million in annual recurring revenue. Fulfilling our recurring revenue orders will result in an increased and more stable future cash flow, but it will also require a substantial increase in capital costs, including working capital and possible debt financing, as well as a possible reduction in short-term revenues compared to the same costs for our traditional turnkey projects.
          In January 2008, we acquired the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary, located in Wake Forest, North Carolina, for a purchase price of approximately $3.3 million. Previously, we had leased the facilities from the seller. We determined it was more financially favorable to us to acquire the facilities than to continue leasing them, and that the ownership of these facilities served the best interests of our stockholders.
          In March 2008, we completed the sale of substantially all the assets of our Metretek Florida subsidiary following the plan approved by our board of directors in December 2007. The sale of Metretek Florida is a result of our evaluation of strategic alternatives for our non-core business units announced in the second half of 2007.
          Due principally to an increase in revenues by our PowerSecure subsidiary, our consolidated revenues during the first quarter 2008 increased by $8.2 million, representing a 32.1% increase compared to our first quarter 2007 consolidated revenues. Due to increases in personnel and related expenses and overhead costs during the first quarter 2008, our total operating expenses increased by $2.6 million, or 41.1% compared to our first quarter 2007 operating expenses. In addition, our first quarter 2007 other income included a combined $576,000 of litigation settlement income and gain from a fire related claim for which there were no comparable amounts in the first quarter 2008. As a result of all of the above, we recorded income from continuing operations of $2.0 million during the first quarter 2008, as compared to income from continuing operations of $2.2 million during the first quarter 2007. Our net income was $1.9 million during the first quarter 2008, which included a loss from discontinued operations of $78,000, as compared to net income of $2.2 million during the first quarter 2007, which included income from discontinued operations of $57,000.
          Our total backlog of orders and projects we have been awarded was approximately $85 million at March 31, 2008, compared to approximately $99 million at December 31, 2007. The March 31, 2008 backlog includes $16 million of recurring revenue projects.
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

          Distributed Generation and Energy Efficiency
          Our distributed generation and energy efficiency segment is conducted by our PowerSecure subsidiary. The primary elements of our PowerSecure subsidiary’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. Our PowerSecure subsidiary markets its distributed generation products and services directly to large end-users of electricity and through outsourcing partnerships with utilities. Through March 31, 2008, the majority of our PowerSecure subsidiary’s revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the system from our PowerSecure subsidiary.
          Our PowerSecure subsidiary is an expanding company that has developed a series of businesses centered around distributed generation, with a core turn-key distributed generation business. Since late 2005, our PowerSecure subsidiary has received several significant orders from its largest customer, Publix, that have resulted in numerous projects in our PowerSecure subsidiary’s core business generating a majority of our PowerSecure subsidiary’s revenues in recent years.
          In addition, since 2005, our PowerSecure subsidiary has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to our PowerSecure subsidiary’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to our PowerSecure subsidiary’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Our PowerSecure subsidiary’s Federal business unit concentrates on marketing its products and services to federal customers, primarily in conjunction with our utility alliances. PowerFab builds trailers for the transportation of goods and equipment, an element in our PowerSecure subsidiary’s mobile distributed generation equipment business strategy. Late in the third quarter or 2007, our PowerSecure subsidiary launched a new majority-owned subsidiary, EfficientLights, that designs and manufactures lighting solutions specifically aimed at substantially reducing the energy consumed in lighting freezer and refrigeration cases in grocery stores.
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

Results of Operations
          The following discussion regarding revenues, gross profit, costs and expenses, and other income and expenses for the first quarter 2008 compared to the first quarter 2007 excludes revenues, gross profit, and costs and expenses of the discontinued Metretek Florida segment operations.
          First Quarter 2008 Compared to First Quarter 2007
          Revenues
          Our revenues are generated entirely by sales and services provided by our PowerSecure subsidiary and Southern Flow. The following table summarizes our revenues for the periods indicated:

			Period-over-Period
	Quarter Ended March 31,		Difference
	2008	2007	$	%
	(In thousands)
Segment Revenues:
PowerSecure	$29,106	$21,516	$7,590	35.3%
Southern Flow	4,469	3,900	569	14.6%

Total	$33,575	$25,416	$8,159	32.1%

          Our consolidated revenues for the first quarter 2008 increased $8.2 million, or 32.1%, compared to the first quarter 2007 due primarily to a significant increase of our PowerSecure subsidiary’s revenues, together with a smaller increase in sales and service revenues at Southern Flow.
          Our PowerSecure subsidiary’s distributed generation sales are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. Our PowerSecure subsidiary’s distributed generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our PowerSecure subsidiary’s sales increased $7.6 million, or 35.3%, during the first quarter 2008 compared to the first quarter 2007. The increase in our PowerSecure subsidiary’s revenues during the first quarter 2008 compared to the first quarter 2007 was due to the partially offsetting effects of a $0.6 million decrease in its revenues from its largest customer, Publix, more than offset by an increase of $8.2 million in revenues from other customers. The timing of the work performed and the effect of the percentage of completion of in-process projects during the first quarter 2008 resulted in the overall increase in sales and service revenues compared to the first quarter 2007. The continued growth of our revenues will depend on those factors as well as upon our ability to secure new significant purchase orders, as well as the amount and proportion of future recurring revenue projects, which sacrifices near-term revenue for long-term annual recurring revenues in the future.

          The following table summarizes our PowerSecure subsidiary’s revenues from Publix and from all other customers for the periods indicated:

	Quarter Ended March 31,
	2008	2007
	(In thousands)
Revenues from Publix	$13,866	$14,501
All other PowerSecure subsidiary revenues	15,240	7,014

Total PowerSecure subsidiary revenues	$29,106	$21,515

Publix as a percentage of total PowerSecure subsidiary revenues	47.6%	67.4%
          Based on total orders received from Publix through March 31, 2008, we expect to record an additional $32.8 million in revenues from Publix distributed generation projects in fiscal 2008 and 2009. We expect that, in the future, revenues from Publix will constitute a smaller portion of our total revenues than it has in recent years, both due to a reduction in the absolute amount of Publix revenues and the continued growth of revenues from other customers.
          Southern Flow’s sales and service revenue increased $569,000, or 14.6%, during the first quarter 2008, as compared to the first quarter 2007, due to a $456,000 increase in field and service related revenues, together with a $113,000 increase in equipment sales. The increase in field and other service related revenue in the first quarter 2008 was due to continued favorable market conditions in the oil and gas sector.
          Gross Profit and Gross Profit Margins
          Our gross profit represents our sales less our cost of sales. Our gross profit margin represents our gross profit divided by our sales. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated:

			Period-over-Period
	Quarter Ended March 31,		Difference
	2008	2007	$	%
	(In thousands)
Segment Cost of Sales and Services:
PowerSecure	$20,303	$15,199	$5,104	33.6%
Southern Flow	3,252	2,849	403	14.1%

Total	$23,555	$18,048	$5,507	30.5%

Segment Gross Profit:
PowerSecure	$8,803	$6,316	$2,487	39.4%
Southern Flow	1,217	1,052	165	15.7%

Total	$10,020	$7,368	$2,652	36.0%

Segment Gross Profit Margins:
PowerSecure	30.2%	29.4%
Southern Flow	27.2%	27.0%
Total	29.8%	29.0%
          Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 30.5% increase in our consolidated cost of sales and services for the first quarter 2008, compared to the first quarter 2007, was attributable almost entirely to the 32.1% increase in sales.
          The 33.6% increase in our PowerSecure subsidiary’s costs of sales and services in the first quarter 2008 was a result in part from the 35.3% increase in our PowerSecure subsidiary’s sales and services revenue as well as a result of the factors leading to the improvement in our PowerSecure subsidiary’s gross profit margin. Our PowerSecure subsidiary’s gross profit margin increased to 30.2% during the first quarter 2008, as compared to 29.4% during the first quarter 2007. This 0.8 percentage point increase in gross margin as a percent of revenue was primarily driven by logistical efficiencies in its operations and, less significantly, a greater mix of higher margin projects.
          The 14.1% increase in Southern Flow’s costs of sales and services in the first quarter 2008 is the result of the 14.6% increase in its sales and service revenues. Southern Flow’s gross profit margin increased to 27.2% for the first quarter 2008, compared to 27.0% during the first quarter 2007, which increase is within the range of normal fluctuations for Southern Flow.
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
          Operating Expenses
          Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, research and development, and restructuring charges. The following table sets forth our operating expenses for the periods indicated:

			Period-over-Period
	Quarter Ended March 31,		Difference
	2008	2007	$	%
	(In thousands)
Operating Expenses:
General and administrative	$7,243	$5,441	$1,802	33.1%
Selling, marketing and service	1,325	619	706	114.1%
Depreciation and amortization	457	333	124	37.2%
Research and development	19	17	2	11.8%

Total	$9,044	$6,410	$2,634	41.1%

          Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. As we continue to grow, we expect that our personnel costs will likewise continue to increase in the future, as we continue to hire new employees and as a result of performance based compensation that rewards our financial success by increasing or compensation expenses. For example, we had 378 full-time employees in our continuing operations in March 2008 compared to 315 full-time employees in March 2007.
          General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 33.1% increase in our consolidated general and administrative expenses in the first quarter 2008, as compared to the first quarter 2007, was due to increases in personnel and related overhead costs associated with the development and growth of our business. The following table provides further detail of our general and administrative expenses:

			Period-over-Period
	March Ended March 31,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure G&A Expense:
Personnel costs	$3,473	$2,884	$589	20.4%
Vehicle lease and rental	479	341	138	40.5%
Insurance	199	203	(4)	-2.0%
Rent-office and equipment	234	119	115	96.6%
Professional fees and consulting	227	154	73	47.4%
Travel	206	106	100	94.3%
Other	647	303	344	113.5%
Southern Flow G&A Expense	421	397	24	6.0%
Corporate Overhead Expense	1,357	934	423	45.3%

Total	$7,243	$5,441	$1,802	33.1%

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
          Southern Flow general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our natural gas measurement services segment. While general and administrative expenses at Southern Flow have generally risen at modest rates in the past, recent initiatives to increase its growth will likely result in increased general and administrative expenses in the future.
          Corporate overhead general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our subsidiaries, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our restricted stock grants which we do not allocate to the subsidiaries. Overall, these costs increased due to the amortization of stock compensation expense on restricted stock grants for which there were no comparable costs during the first quarter 2007, an increase in accounting costs, and an increase in public company reporting costs. The increase in these corporate overhead costs was partially offset by a reduction in salary expense as a result of our corporate restructuring in 2007.
          Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 114.1% increase in selling, marketing and service expenses in the first quarter 2008, as compared to the first quarter 2007, was due nearly entirely to increased personnel, commission and travel costs at our PowerSecure subsidiary. The following table provides further detail of our selling, marketing and service expenses at our PowerSecure subsidiary:

			Period-over-Period
	March Ended March 31,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure Selling and Marketing Expense:
Salaries	$536	$262	$274	104.6%
Commission	507	281	226	80.4%
Travel	169	69	100	144.9%
Other business development costs	113	7	106	1514.3%

Total	$1,325	$619	$706	114.1%

          Selling and marketing salary expenses increased due to additional sales personnel in the first quarter 2008, as compared to the first quarter 2007. The increase in commission costs is generally due to the increase in sales. In the future, we expect our selling, marketing and services expenses to continue to increase to support our anticipated future growth.
          Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 37.2% increase in depreciation and amortization expenses in the first quarter 2008, as compared to the first quarter 2007, primarily reflected an increase in depreciable assets acquired by our PowerSecure subsidiary throughout fiscal 2007 and the purchase of our primary office facility in January 2008. Our PowerSecure subsidiary’s depreciation and amortization expenses increased in the first quarter 2008 by $116,000, or 40.9%, compared to the first quarter 2007.
          Research and Development Expenses. Research and development expenses include the cost of materials and payments to consultants related to product design and development at our PowerSecure subsidiary. The slight increase in research and development expenses in the first quarter 2008, as compared to the first quarter 2007, primarily reflects product design and prototype costs incurred in developing EfficientLights’ lead product, an LED lighting solution for freezer cases in retail chains.
          Other Income and Expenses
          Our other income and expenses include management fees we earn as managing trustee of our equity investee relating to the WaterSecure operations, interest income, interest expense, equity income, income from litigation settlements, minority interest, and income taxes. The following table sets forth our other income and expenses for the periods indicated:

			Period-over-Period
	Period Ended March 31,		Difference
	2008	2007	$	%
	(In thousands)
Other Income and (Expenses):
Management fees	$149	$102	$47	46.1%
Interest and other income	226	502	(276)	-55.0%
Interest and finance charges	(51)	(6)	(45)	-750.0%
Equity income	964	649	315	48.5%
Litigation settlements	—	278	(278)	-100.0%
Minority interest	—	—	—	*
Income tax benefit (provision)	(311)	(306)	(5)	-1.6%

*	Not meaningful.
          Management Fees. Management fees consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. The WaterSecure operations experienced strong revenue growth in the first quarter 2008 as a result of favorable market conditions in the oil and gas sector in the region in which it operates. As a direct result, our management fees increased in the first quarter 2008 by 46.1% compared to the first quarter 2007.
          Interest and Other Income. Interest and other income consists of non-operating income items as well as interest we earn on our cash and cash equivalent balances. Interest and other income decreased $276,000 during the first quarter 2008, as compared to the first quarter 2007. This decrease was a result of a net gain in the first quarter 2007 of $298,000 of insurance proceeds from a fire claim at Southern Flow, partially offset by interest earned on the balance of our cash and cash equivalents, which increased in the first quarter 2008 compared to the first quarter 2007. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our working capital needs, and future interest rates.
          Interest and Finance Charges. Interest and finance charges include interest and finance charges on our working capital and term loan credit facilities. The $45,000 increase in interest and finance charges in the first quarter 2008, as compared to the first quarter 2007, reflects the unused line fee and amortization of our finance charges incurred on our line of credit with Citibank as well as interest and amortized finance charges on our term credit facility from Citibank to finance the purchase of our corporate headquarters and operational facilities of our PowerSecure subsidiary in Wake Forest, North Carolina. We expect our future interest and finance charges to increase as a result of our January 2008 term credit agreement and as a result of anticipated borrowings to fund our future expected growth, including financing potential significant recurring revenue projects.
          Equity Income. Equity income consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. During the first quarter 2008, our equity income increased by

$315,000, or 48.5%, over the first quarter 2007. The performance of the WaterSecure operations, and our related equity income, was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates. There is no assurance that the WaterSecure operations, and our related equity income, will continue to increase in the future.
          Litigation Settlements. Litigation settlements consist of income from the settlements of outstanding claims against other parties involved in a class action lawsuit that we had previously settled with the class. As a result of these settlements, we recorded income from litigation settlements in the amount of $278,000 during the first quarter 2007. All such claims were finalized in 2007 and we expect no additional settlements in the future.
          Minority Interest. Minority interest consists of the minority shareholder’s interest in the income or losses of EfficientLights. EfficientLights was formed late in the third quarter of fiscal 2007 and it incurred significant start up costs which has resulted in minority interest losses in excess of the minority shareholder’s basis in the equity of Efficient Lights. As a result, we have discontinued recording minority interest income or losses until such time as EfficientLights generates sufficient income from operations to eliminate its accumulated losses to date.
          Income Taxes. We account for income taxes in accordance with Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”), and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Under the provisions of FAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in our financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. Our income tax benefit or provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. Historically, our federal income tax expense has been insignificant, generally limited to federal alternative minimum tax, because of our consolidated net operating losses. The slight increase in the first quarter 2008 income tax provision compared to the first quarter 2007 is due to increases in both our federal alternative minimum tax and state income taxes.
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
          As we develop new related lines of business, our revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. To date, the majority of our PowerSecure subsidiary’s revenues have consisted of non-recurring revenues, but we have recently focused our marketing efforts on developing more recurring revenue projects.
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
          Due to all of these factors and the other risks discussed in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.
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
          Working Capital
          At March 31, 2008, we had working capital of $38.6 million, including $21.5 million in cash and cash equivalents, compared to working capital of $41.3 million at December 31, 2007, which included $28.7 million in cash and cash equivalents. Changes in the components of our working capital from December 31, 2007 to March 31, 2008 are explained in greater detail below. At both March 31, 2008 and December 31, 2007, we had $25.0 million of additional borrowing capacity from our credit facilities available to support working capital needs.
          Cash Flows
          The following table summarizes our cash flows for the periods indicated:

	Quarter Ended March 31,
	2008	2007
	(In thousands)
Net cash flows used in operating activities	$(2,377)	$(426)
Net cash flows used in investing activities	(7,490)	(522)
Net cash provided by (used in) financing activities	2,669	(20)

Net decrease in cash and cash equivalents	$(7,198)	$(968)

          Cash Flows Used in Operating Activities
          Cash used in operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, minority interest, and equity income. Cash provided by operating activities also include cash distributions from our unconsolidated affiliate and the effect of changes in working capital and other activities.
          Cash used in operating activities was $2.4 million in the first quarter 2008, consisting of $1.9 million net income increased by $0.2 million of non-cash items consisting principally of depreciation and amortization, deferred taxes, equity income from the WaterSecure operations and stock compensation expense and $0.5 million of cash distributions from the WaterSecure operations; offset by $5.0 million of cash used related to working capital items including the assets and liabilities of our discontinued operations held for sale. Cash used by working capital items was primarily due to $8.4 million of payments on accrued liabilities including accrued distributed generation project costs, a $1.9 million increase in other current assets and $0.5 million of payments on our restructuring obligations; partially offset by $1.5 million collections on receivables in excess of new billings, a $2.4 million reduction in inventories, a $1.6 million net decrease in assets and liabilities of our discontinued operations held for sale and a $0.3 million change in other assets and liabilities. The increase in other current assets was due primarily to the receivable on the sale of our discontinued operations of which $1.8 million was received on April 1, 2008.

          Cash used in operating activities was $0.4 million in the first quarter 2007, consisting of $2.2 million net income offset by $0.5 million of non-cash items consisting principally of depreciation and amortization, deferred taxes, equity income from the WaterSecure operations and stock compensation expense; $0.5 million of cash distributions from the WaterSecure operations; and $2.6 million of cash used related to working capital items. Cash used by working capital items was primarily due a $9.0 million reduction in accounts payable and a $3.4 million increase in inventory, offset by a $8.0 million reduction in accounts receivable and a $1.6 million increase in accrued and other liabilities.
          Cash Used in Investing Activities
          Cash used in investing activities was $7.5 million in the first quarter 2008 compared to cash used in investing activities of $0.5 million in the first quarter 2007. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisition of contract rights to provide services to federal customers of an investor-owned utility, the acquisition and installation of equipment at our recurring revenue distributed generation sites, and the acquisition of additional equity interests in the WaterSecure operations. During the first quarter 2008, we used $3.3 million to acquire the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary, located in Wake Forest, North Carolina; we used $3.4 million to purchase and install equipment at our recurring revenue distributed generation sites; and we used an additional $0.7 million at our PowerSecure subsidiary principally to acquire production assets. During the first quarter 2007, we used $0.3 million to purchase equipment at PowerSecure and to replace equipment, furniture and leasehold improvements that were destroyed in a fire at Southern Flow and we used $0.2 million to acquire software at PowerSecure.
          Cash Provided by (Used in) Financing Activities
          Cash provided by financing activities was $2.7 million in the first quarter 2008 compared to $20,000 of cash used in financing activities in the first quarter 2007. During the first quarter 2008, we received $2.6 million proceeds from a term loan used to finance the acquisition of our corporate headquarters and we received $86,000 from the exercise of stock options. During the first quarter 2007, the majority the net cash used in financiang activities was attributable to cash payments on our preferred stock redemption obligations, partially offset by proceeds from the exercise of stock options.
          Capital Spending
          Our capital expenditures during the first quarter 2008 were approximately $7.5 million, of which $3.3 million was used to purchase acquire the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary in Wake Forest, North Carolina; $3.4 million was used to purchase and install equipment at our recurring revenue distributed generation sites; and $0.7 million was incurred to purchase equipment and other capital items at our PowerSecure subsidiary.

          We anticipate capital expenditures (excluding capital expenditures for the purchase and installation of equipment at our recurring revenue distributed generation sites) in fiscal 2008 of approximately $5.0 million, including the $3.3 million used to purchase our principal executive offices. The vast majority of the remaining $1.7 million capital spending will be for equipment necessary for the growth of our PowerSecure subsidiary, of which $0.7 million was incurred during the first quarter 2008. In addition, we have budgeted for an additional $15.0 million in capital expenditures for our PowerSecure subsidiary’s recurring revenue distributed generation projects during fiscal 2008, of which $3.4 million was incurred during the first quarter 2008.
          Indebtedness
          Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14.1 million pre-tax, $8.6 million after tax, or $0.88 per basic and diluted share. These charges included severance of $7.7 million for our former Chief Executive Officer, $5.2 for our former Chief Financial Officer, $0.2 million for other individuals, as well as $1.0 million of third-party professional fees and other expenses directly related to implementing the organizational changes. During the first quarter 2008, we paid $0.6 million on our restructuring obligations. The balance of our payment obligations relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $3.5 million during the remainder of 2008, $1.3 million in 2009, and $0.4 in 2010.
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
          While the credit facility primarily functions as a $25 million revolving line of credit, we can carve out up to three term loans, in an aggregate amount of up to $5 million, to fund acquisitions, with each term loan having the tenor and amortization of seven years and maturing on August 23, 2015 (if made before August 23, 2008) or August 23, 2016 (if made on or after August 23, 2008). Any amounts borrowed under any term loans reduce the aggregate amount of the revolving loan available for borrowing.
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
          The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At March 31, 2008, we were in compliance with these financial covenants.
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
          Contractual Obligations and Commercial Commitments
          We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our credit facility, we are obligated to make future payments under that facility. Additionally, we have a deferred compensation obligation. We also incurred significant restructuring obligations in the second quarter 2007. Finally, in accordance with the provisions of FIN 48, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $758,000 at March 31, 2008. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of March 31, 2008, does not include the liability for unrecognized tax benefits:

	Payments Due by Period (1)
		Remainder of			More than
	Total	2008	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Line of credit facility (2)	$—	$—	$—	$—	$—
Term credit facility	2,584,000	97,000	258,000	258,000	1,971,000
Restructuring obligations	5,175,000	3,493,000	1,682,000	—	—
Capital lease obligations	7,000	1,000	4,000	2,000	—
Operating leases	2,893,000	667,000	1,268,000	615,000	343,000
Deferred compensation (3)	2,578,000	250,000	666,000	666,000	996,000
Series B preferred stock	104,000	104,000	—	—	—

Total	$13,341,000	$4,612,000	$3,878,000	$1,541,000	$3,310,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of March 31, 2008, not actual or projected borrowings after such date.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
          Off-Balance Sheet Arrangements
          During the first quarter 2008, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
          Liquidity
          Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “—Cautionary Note Regarding Forward-Looking Statements” below in this item and Part II, Item 1A. “Risk Factors”

below. We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
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
          We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies include:
•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranty reserve;

•	impairment of long-lived assets;

•	deferred tax valuation allowance;

•	uncertain tax positions;

•	costs of exit or disposal activities and similar nonrecurring charges; and

•	stock-based compensation.
          These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2007 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. FAS 157 became effective for us on January 1, 2008. The adoption of FAS 157 had no effect on our financial position or results of operations.
          In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 became effective for us on January 1, 2008. The adoption of FAS 159 had no effect on our financial position or results of operations.
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

          In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS No. 133 by requiring expanded disclosures about, but does not change the accounting for, derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of FAS 161 will have on our financial position and results of operations.
Cautionary Note Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity” and “scheduled”, variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
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
          Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on our forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission.
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
          At March 31, 2008, our cash and cash equivalent balance was approximately $21.5 million, our line of credit facility had a zero balance and we had $2.6 million borrowed under our term credit facility. All of our cash equivalents are currently invested in money market mutual funds, short-term time deposits, and government agency and corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 1A. Risk Factors
          Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this Report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which have not materially changed as of the date of this Report, except for the modification of the following risk factors, which update and supercede the similar risk factors in our Annual Report on Form 10-K:
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
          WaterSecure is our subsidiary that manages and holds a minority ownership interest in the WaterSecure operations, a private program that owns and operates oil and gas production water disposal facilities. While WaterSecure does not intend to form any new private programs, it may from time to time increase its economic interest in the program or initiate or manage actions intended to expand the program’s assets or activities. This program was financed by a private placement of equity interests raising capital to acquire the assets and business operated by the program. Our management of this program presents risks to us, including:
•	material adverse changes in the business, results of operations and financial condition of the program due to events, conditions and factors outside of our control, such as changes in the price of oil and other general and local conditions affecting the oil and gas market generally, which could reduce the revenues and net income of the program and, accordingly, our results of operations;

•	potential new market entrants and competition resulting from the current oil and gas market generally and the specific oil and gas market served by our WaterSecure operations, which could adversely affect the financial results of our WaterSecure operations and, accordingly, our results of operations;

•	lawsuits by investors in this program who become dissatisfied with the results of the program;

•	hazards of oil production water disposal facilities, including fires and environmental hazards, such as the 2008 fires, that can result in loss of life, personal injuries,

damages to facilities that may not be insured and lost business, revenues, net income and cash flows due to the interruptions caused by such hazards;
•	risks inherent in managing a program and taking significant actions that affect its investors;

•	changes in the regulatory environment relating to the program;

•	reliance upon significant suppliers and customers by the program; and

•	changes in technology.
          If any of these risks materialize and we are unsuccessful in addressing these risks, our financial condition and results of operations could be materially and adversely affected.
          The recent downturn in general economic and market conditions could materially and adversely affect our business.
          While there is always a potential for a downturn in general economic and market conditions, the U. S. economy has been recently suffering an economic slowdown. An economic slowdown or downturn could materially and adversely affect our business, financial condition and results of operations, such as by extending the length of the sales cycle time or causing potential customers to delay, defer or decline to make purchases of our products and services. Our business and results of operations may be adversely affected by the current economic situation. For example, our total revenue backlog decreased during the first quarter 2008.
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
Item 5. Other Information
          On May 5, 2008, we entered into a Second Amendment to Credit Agreement, amending the Credit Agreement, dated as of August 23, 2007, with Citibank, N.A., as the administrative agent (the “Agent”), and the other lenders party thereto (“Lender”), to eliminate the limitation on our annual capital expenditures. Also on May 5, 2008, we entered into a First Amendment to Term Credit Agreement, amending the Term Credit Agreement, dated as of January 17, 2008 with the Agent and the Lender, also eliminating the limitation on our annual capital expenditures in the Term Credit Agreement. All other terms and conditions of the Credit Agreement and of the Term Credit Agreement remain in full force and effect. The foregoing descriptions of the Second Amendment to Credit Agreement and the First Amendment to Term Credit Agreement does not purport to be a complete statement of the parties’ rights and obligations thereunder and are qualified in their entirety by reference to the text of such documents, which are attached as Exhibits 10.8 and 10.9 to this Report and incorporated herein by this reference.
Item 6. Exhibits
(10.1)	Term Credit Agreement, dated as of January 17, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.2)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.3)	Guaranty, dated as of January 17, 2008, by the active subsidiaries of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.4)	First Amendment to Credit Agreement, dated as of January 17, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.5)	Real Estate Purchase Agreement, dated as of January 16, 2008, between PowerSecure, Inc. and H & C Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.6)	Asset Purchase Agreement, dated as of March 14, 2008, between Registrant, Metretek, Incorporated and Mercury Instruments LLC. (Incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

(10.7)	Amendment to Asset Purchase Agreement, dated as of March 31, 2008, among PowerSecure International, Inc., Metretek, Incorporated and

Mercury Instruments LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 3, 2008.)
(10.8)	Second Amendment to Credit Agreement, dated as of May 5, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Filed herewith)

(10.9)	First Amendment to Term Credit Agreement, dated as of May 5, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.
Date: May 8, 2008	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary