Form 10-Q
period 2008-06-30
POWERSECURE INTERNATIONAL, INC.
filed 2008-08-07
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑
     As of August 1, 2008, 17,020,928 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
ASSETS	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$10,259,877	$28,709,688
Trade receivables, net of allowance for doubtful accounts of $345,007 and $262,547, respectively	40,339,361	36,753,399
Other receivables	747,469	376,198
Inventories	20,286,059	20,785,549
Deferred income taxes	2,463,986	2,528,636
Prepaid expenses and other current assets	692,014	1,091,498
Assets of discontinued operations held for sale (Note 3)	—	2,399,589

Total current assets	74,788,766	92,644,557

PROPERTY, PLANT AND EQUIPMENT:
Equipment	18,073,620	6,663,520
Furniture and fixtures	620,534	614,589
Land, building and improvements	4,529,133	1,013,022

Total property, plant and equipment, at cost	23,223,287	8,291,131
Less accumulated depreciation and amortization	3,227,278	2,640,424

Property, plant and equipment, net	19,996,009	5,650,707

OTHER ASSETS:
Goodwill	7,255,710	7,255,710
Restricted annuity contract	2,071,416	2,001,204
Intangible rights and capitalized software costs, net of accumulated amortization of $1,300,938 and $947,550, respectively	1,374,653	1,660,676
Investment in unconsolidated affiliate (Note 2)	5,268,617	3,652,251
Other assets	96,760	158,363

Total other assets	16,067,156	14,728,204

TOTAL	$110,851,931	$113,023,468

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
CURRENT LIABILITIES:
Accounts payable	$12,927,708	$11,321,639
Accrued and other liabilities	24,273,736	35,156,946
Current income taxes payable	56,004	—
Restructuring charges payable	1,718,851	4,047,849
Note payable (Note 4)	129,200	—
Liabilities of discontinued operations held for sale (Note 3)	—	754,589
Current unrecognized tax benefit	83,987	83,987
Capital lease obligations	1,445	1,392

Total current liabilities	39,190,931	51,366,402

LONG-TERM NOTES PAYABLE (Note 4)	2,390,200	—

NON-CURRENT UNRECOGNIZED TAX BENEFIT	674,173	674,173

NON-CURRENT RESTRUCTURING CHARGES	887,222	1,682,543

DEFERRED COMPENSATION OBLIGATION	221,760	55,440

NON-CURRENT CAPITAL LEASE OBLIGATIONS	4,590	5,326

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 17,020,928 and 16,860,267 shares issued and outstanding, respectively	170,209	168,602
Additional paid-in-capital	106,899,288	105,472,838
Accumulated deficit	(39,586,442)	(46,401,856)

Total stockholders’ equity	67,483,055	59,239,584

TOTAL	$110,851,931	$113,023,468

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$41,951,625	$22,591,119	$75,526,660	$48,007,146
Cost of sales	28,194,795	16,974,709	51,749,721	35,022,380

Gross profit	13,756,830	5,616,410	23,776,939	12,984,766

Operating expenses:
General and administrative	7,509,972	4,912,858	14,752,887	10,354,040
Selling, marketing and service	1,888,865	697,847	3,213,524	1,316,465
Depreciation and amortization	527,432	365,323	984,676	697,864
Research and development	44,569	84,723	63,781	102,247
Restructuring charges	—	14,139,216	—	14,139,216

Total operating expenses	9,970,838	20,199,967	19,014,868	26,609,832

Operating income (loss)	3,785,992	(14,583,557)	4,762,071	(13,625,066)

Other income and (expenses):
Management fees	163,875	101,636	313,208	203,282
Interest income	118,312	126,198	345,062	350,401
Interest and finance charges	(51,736)	(7,874)	(102,864)	(14,197)
Equity income	1,226,738	672,735	2,190,560	1,321,295
Other income	—	—	—	556,340
Minority interest	—	—	—	—

Income (loss) before income taxes	5,243,181	(13,690,862)	7,508,037	(11,207,945)
Income tax provision	(303,169)	(170,140)	(614,455)	(476,277)

Income (loss) from continuing operations	4,940,012	(13,861,002)	6,893,582	(11,684,222)

Discontinued operations—Metretek Florida
Loss on disposal	—	(140,490)	(42,278)	(140,490)
Income (loss) from operations	—	146,288	(35,890)	202,864

Income (loss) from discontinued operations	—	5,798	(78,168)	62,374

Net income (loss)	$4,940,012	$(13,855,204)	$6,815,414	$(11,621,848)

PER SHARE AMOUNTS (NOTE 1):
Income (loss) from continuing operations:
Basic	$0.30	$(0.87)	$0.42	$(0.74)

Diluted	$0.29	$(0.87)	$0.40	$(0.74)

Net income (loss)
Basic	$0.30	$(0.87)	$0.42	$(0.73)

Diluted	$0.29	$(0.87)	$0.40	$(0.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,337,808	15,935,336	16,327,493	15,883,210

Diluted	17,084,821	15,935,336	17,170,028	15,883,210

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,815,414	$(11,621,848)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	984,676	717,033
Minority interest in subsidiary	—	—
Deferred income taxes	64,650	—
Loss on disposal of miscellaneous assets	148,682	72,999
Equity in income of unconsolidated affiliate	(2,190,560)	(1,321,295)
Distributions from unconsolidated affiliate	543,944	1,414,254
Stock compensation expense	1,215,479	467,976
Changes in other assets and liabilities:
Trade receivables, net	(3,585,962)	312,409
Inventories	499,490	(1,820,867)
Other current assets	84,217	57,236
Assets of discontinued operations held for sale	2,399,589	144,490
Other noncurrent assets	61,603	(11,490)
Accounts payable	1,606,069	(10,281,558)
Restructuring charges, net of cash payments	(3,124,319)	10,520,521
Accrued and other liabilities	(10,883,210)	2,892,579
Liabilites of discontinued operations held for sale	(754,589)	—
Deferred compensation obligation	166,320	—
Retirement annuity	(70,212)	—

Net cash used in operating activities	(6,018,719)	(8,457,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(15,052,851)	(557,421)
Additions to intangible rights and software development	(110,486)	(254,664)
Proceeds from sale of property, plant and equipment	950	—

Net cash used in investing activities	(15,162,387)	(812,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	2,584,000	—
Proceeds from stock option exercises, net of shares tendered	212,578	401,322
Principal payments on long-term notes payable	(64,600)	—
Payments on preferred stock redemptions	—	(220,186)
Payments on capital lease obligations	(683)	(3,703)

Net cash provided by financing activities	2,731,295	177,433

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,449,811)	(9,092,213)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,709,688	15,916,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,259,877	$6,824,247

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of June 30, 2008 and December 31, 2007 and
For the Three and Six Month Periods Ended June 30, 2008 and 2007
1. Summary of Significant Accounting Policies
     Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (our “PowerSecure subsidiary”) and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC and Reid’s Trailer, Inc. dba PowerFab (“PowerFab”); Southern Flow Companies, Inc. (“Southern Flow”); Metretek, Incorporated (“Metretek Florida”) and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”); and WaterSecure Holdings, Inc. (“WaterSecure”), collectively referred to as the “Company” or “we” or “us” or “our”.
          These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
          In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of June 30, 2008 and the consolidated results of our operations and cash flows for the three and six month periods ended June 30, 2008 and June 30, 2007.
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
          Basic and Diluted Earnings (Loss) Per Share — Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for our stock for the period. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we report a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect of including them in the calculation would be antidilutive. A total of 1,210,127 and 1,205,924 common shares underlying in-the-money stock options and warrants were excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2007, respectively, because their effect would be antidilutive.
          The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$4,940,012	$(13,861,002)	$6,893,582	$(11,684,222)
Income (loss) from discontinued operations	—	5,798	(78,168)	62,374

Net income (loss)	$4,940,012	$(13,855,204)	$6,815,414	$(11,621,848)

Basic weighted-average common shares outstanding in period	16,337,808	15,935,336	16,327,493	15,883,210
Add dilutive effects of stock options and warrants	747,013	—	842,535	—

Diluted weighted-average common shares outstanding in period	17,084,821	15,935,336	17,170,028	15,883,210

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.30	$(0.87)	$0.42	$(0.74)
Income (loss) from discontinued operations	—	—	—	0.01

Basic earnings (loss) per common share	$0.30	$(0.87)	$0.42	$(0.73)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.29	$(0.87)	$0.40	$(0.74)
Income (loss) from discontinued operations	—	—	—	0.01

Diluted earnings (loss) per common share	$0.29	$(0.87)	$0.40	$(0.73)

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

          Minority Interest — The minority shareholder’s interest in the equity and losses of EfficientLights is included in minority interest in the accompanying consolidated financial statements. The minority shareholder’s interest in accumulated losses of EfficientLights exceeded its basis in EfficientLights at December 31, 2007. Accordingly, we discontinued recording additional minority interest losses in EfficientLights effective January 1, 2008.
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
          We account for income taxes in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes”. Accordingly, we recognize deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.
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
          Reclassification — In December 2007, our board of directors approved a plan to discontinue the operations of Metretek Florida and sell all of its assets (see Note 3). The operations of the discontinued segment have been reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations. In addition, certain 2007 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on our net income or stockholders’ equity.
2. Investment in Unconsolidated Affiliate
          Through WaterSecure, we own a significant minority equity interest in Marcum Midstream 1995-2 Business Trust (“MM 1995-2”), which we account for under the equity method. MM 1995-2 owns and operates six water disposal wells located at five facilities in northeastern Colorado. The balance of our equity investment in MM 1995-2 includes approximately $689,000 and $719,000 of unamortized purchase premiums we paid on our acquired interests at June 30, 2008 and December 31, 2007, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
          On July 2, 2008, WaterSecure purchased additional equity interests in MM 1995-2 for an aggregate purchase price of $710,000. The additional equity interests acquired increased WaterSecure’s ownership interest to 40.45% of MM 1995-2, an increase from 36.26% at June 30, 2008.

          The following table sets forth certain summarized financial information for MM 1995-2 at June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007:

	June 30,	December 31,
	2008	2007
Total current assets	$7,663,357	$3,136,735
Property, plant and equipment, net	8,149,286	8,366,745
Total other assets	9,075	13,469

Total assets	$15,821,718	$11,516,949

Total current liabilities	$1,416,141	$1,362,482
Long-term note payable	2,083,149	2,372,807
Total shareholders’ equity	12,322,428	7,781,660

Total liabilities and shareholders’ equity	$15,821,718	$11,516,949

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	$5,477,900	$3,157,694	$10,367,221	$6,303,143
Total costs and expenses	2,095,003	1,302,534	4,326,453	2,659,491

Net income	$3,382,897	$1,855,160	$6,040,768	$3,643,652

3. Discontinued Operations
          In December 2007, our board of directors approved a plan to sell substantially all of the assets of Metretek Florida, which operated our automated data collection and telemetry segment. The board of directors adopted this plan in conjunction with its review of our strategic alternatives for our non-core businesses. On March 14, 2008, Metretek Florida entered into an Asset Purchase Agreement with Mercury Instruments LLC (“Mercury”). Under the purchase agreement, Metretek Florida sold substantially all of its assets and business to Mercury for a total purchase price of $2,250,000. The sale was completed March 31, 2008. On April 1, 2008, we received proceeds from the sale in the amount of $1,800,000, and the remaining proceeds from the sale in the amount of $450,000 were deposited by the seller into an escrow account.
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
          The accompanying consolidated financial statements have been reclassified for all periods presented to reflect the operations of Metretek Florida as discontinued operations. We ceased recording depreciation upon classification of the assets as discontinued operations in January 2008. Depreciation and amortization expense of Metretek Florida during the three and six months ended June 30, 2007 was $8,786 and $19,169, respectively. The following table sets forth the results of discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	$—	$1,242,232	$1,284,576	$2,194,949
Operating expenses	—	1,095,944	1,320,466	1,992,085

Income (loss) from operations	—	146,288	(35,890)	202,864
Loss on disposal	—	(140,490)	(42,278)	(140,490)

Income (loss) from discontinued operations	$—	$5,798	$(78,168)	$62,374

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

          Net cash flows of our discontinued operations from the categories of investing and financing activities were not significant for the three and six months ended June 30, 2008 and 2007.
4. Debt
          Line of Credit — We have a Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as the administrative agent (the “Agent”), and the other lenders party thereto (“Lender”), providing for a $25 million senior, first-priority secured revolving and term credit facility (the “Credit Facility”). The Credit Facility is guaranteed by our active subsidiaries and secured by the assets of the Company and those subsidiaries. The Credit Facility matures on August 23, 2010. We expect to use the Credit Facility primarily to fund the growth and expansion of our business.
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
          Outstanding balances under the Credit Facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at the Agent’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated earnings before interest, taxes, deprecation and amortization (“EBITDA”) for the four consecutive fiscal quarters ending on such date. The Agent’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and the Agent’s prime commercial lending rate. Through June 30, 2008, we have not borrowed any amounts under the Credit Facility.
          The Credit Facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash paid for taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At June 30, 2008, we were in compliance with these financial covenants.
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
          Equipment Line — On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7,500,000 level to $10,000,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit expires on June 30, 2009 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar.

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
          Stock Options — Historically, we have granted stock options to employees, directors, advisors and consultants under three stock plans. Under our 1991 Stock Option Plan, as amended (the “1991 Stock Plan”), we granted incentive stock options and non-qualified stock options to purchase common stock to officers, employees and consultants. Options that were granted under the 1991 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant and had a term of ten years, the vesting of which was determined on the date of the grant, but generally contained a 2-4 year vesting period. Under our Directors’ Stock Plan as amended (“Directors’ Stock Plan”), we granted non-qualified stock options to purchase common stock to our non-employee directors at an exercise price not less than the fair market value of our common stock on the date of grant. Options that were granted under the Director’s Stock Plan generally had a term of ten years and vested on the date of grant. Certain options granted to officers and non-employee directors under the 1991 Stock Plan and the Directors Stock Plan contained limited rights for receipt of cash for appreciation in stock value in the event of certain changes in control. At June 30, 2008, there were no options outstanding under the 1991 Stock Plan or the Directors’ Stock Plan.
          Under our 1998 Stock Incentive Plan, as amended (the “1998 Stock Plan”), we granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for shares of our common stock. Stock options granted under the 1998 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant, and had a term of 10 years from the date of grant. Nonqualified stock option grants to our Directors under the 1998 Stock Plan generally vested over periods up to two years. Qualified stock option grants to our employees under the 1998 Stock Plan generally vested over periods up to five years. The 1998 Stock Plan replaced our 1991 Stock Plan and Directors’ Stock Plan. The 1998 Stock Plan expired on June 12, 2008, so no additional awards can be made under that plan after such date, although awards granted prior to such date will remain outstanding and subject to the terms and conditions of those awards.
          In March 2008, our board of directors adopted the PowerSecure International, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders held on June 9, 2008. The 2008 Stock Plan authorizes our board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for up to an aggregate of 600,000 shares of our common stock. Stock options granted under the 2008 Stock Plan must contain exercise prices not less than the fair market value of our common stock on the date of grant, and must contain a term not in excess of 10 years from the date of grant. There have been no stock options granted under the 2008 Stock Plan through June 30, 2008. The 2008 Stock Plan replaced our 1998 Stock Plan.
          Net income for the three months ended June 30, 2008 and 2007 includes $198,000 and $259,000, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the six months ended June 30, 2008 and 2007 includes $410,000 and $468,000 of pretax compensation costs, respectively, related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the three and six months ended June 30, 2008 was $121,000 and $250,000, respectively. There were no net income tax benefits related to our stock-based compensation arrangements during the three and six months ended June 30, 2007 because a valuation allowance was provided for nearly all of our net deferred tax assets. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
          A summary of option activity for the six months ended June 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2007	1,727,868	$5.34
Granted-Directors	—	—
Granted-Employees	30,000	12.14
Exercised	(141,983)	3.15
Canceled	—	—
Forfeited	(5,000)	13.55

Balance, June 30, 2008	1,610,885	$5.63	5.72	$1.63

Exercisable, June 30, 2008	1,305,135	$4.44	5.25	$2.82

          A summary of option activity for the six months ended June 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085,344	$4.61
Granted-Directors	22,500	13.02
Granted-Employees	—
Exercised	(200,066)	2.25
Canceled	—	—
Forfeited	(2,500)	3.06

Balance, June 30, 2007	1,905,278	$4.96	6.31	$10.48

Exercisable, June 30, 2007	1,496,278	$5.00	5.74	$11.79

          The weighted average grant date fair value of the 30,000 options granted to employees during the six months ended June 30, 2008 was $6.51. There were no stock options granted to directors during the six months ended June 30, 2008. The weighted average grant date fair value of the 22,500 options granted to directors during the six month ended June 30, 2007 was $12.90. There were no stock options granted to employees during the six months ended June 30, 2007. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	June 30,	June 30,
	2008	2007
Expected stock price volatilility	60.3%	75.7%
Risk Free interest rate	2.96%	5.09%
Annual dividends	$—	$—
Expected life — employee options	5 years	na
Expected life — director options	na	5 years
          We amortize the fair value of stock option grants over the applicable vesting period using the straight-line method and assuming a forfeiture rate of 5%. As of June 30, 2008 and December 31 2007, there was $1,687,000 and $1,979,000, respectively, of total unrecognized compensation costs related to all of our outstanding stock options. These costs at June 30, 2008 are expected to be recognized over a weighted average period of 1.45 years.
          During the three months ended June 30, 2008 and 2007, the total intrinsic value of stock options exercised was $452,000 and $1,072,000, respectively, and the total fair value of stock options vested was $395,000 and $435,000, respectively. During the six months ended June 30, 2008 and 2007, the total intrinsic value of stock options exercised was $944,000 and $2,023,000, respectively, and the total fair value of stock options vested was $627,000 and $697,000, respectively.

          Cash received from stock option exercises for the three months ended June 30, 2008 and 2007 was $362,000 and $198,000, respectively. Cash received from stock option exercises for the six months ended June 30, 2008 and 2007 was $448,000 and $401,000, respectively.
          Restricted Stock Awards — We have granted restricted stock awards under our 1998 Stock Plan and under our 2008 Stock Plan. A total of 38,148 restricted shares were granted under the 2008 Stock Plan during the six months ended June 30, 2008. Net income for the three and six months ended June 30, 2008 includes $403,000 and $806,000, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. There were no unvested restricted stock awards outstanding during the three or six months ended June 30, 2007. All of the restricted stock award compensation expense during the three and six months ended June 30, 2008 is included in general and administrative expenses in the accompanying consolidated statements of operations.
          A summary of unvested restricted stock award activity for the six months ended June 30, 2008 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2007	640,500	$12.48
Granted-Directors	23,148	8.64
Granted-Officers	—	—
Granted-Employees	15,000	8.50
Vested	(60,000)	12.34
Forfeited	—	—

Balance, June 30, 2008	618,648	$12.25

          Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal quarterly amounts over one year. The restricted shares granted to employees vest in equal annual amounts over five years. The restricted shares previously granted to officers vest as follows:
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
All restricted and unvested shares will automatically vest upon a change in control.

          The fair value of the restricted shares that vest over time is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares are expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. The current period expense amortization amount above includes both the restricted shares that vest over time as well as the 2008 performance vesting shares based on our current assessment of achieving the 2008 performance criteria. At June 30, 2008, the balance of unrecognized compensation cost related to unvested restricted shares was $6,459,000, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 4.4 years.
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
          From time to time, in the ordinary course of business we encounter performance issues with key component parts we utilize in our distributed generation systems, switchgear systems, and lighting products, such as engines, generators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, switchgear systems and lighting systems for component part malfunctions, whether or not covered under manufacturers’ warranties and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues. These risks also include the potential material and adverse effects on our business, operations, reputation and financial results due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues. Although we believe our suppliers’ warranties generally cover these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, and our customers may claim to incur damages as a result of those performance issues. In those cases, we vigorously defend our position and rights, including our warranty rights, and we take all commercially practical actions to ensure our customers are fully satisfied with the quality of our products and services and do not incur any damages. In the opinion of management, there are currently no disputes pending that we expect to have a material adverse affect on our business or financial results. However, the outcome of warranty claims and performance issues are inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by performance issues with key parts and components. In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business.
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
          Distributed Generation and Energy Efficiency — The operations of our distributed generation and energy efficiency segment are conducted by our PowerSecure subsidiary. Our PowerSecure subsidiary commenced operations in September 2000. Our PowerSecure subsidiary’s operating segment activities include products and services related to distributed generation, utility infrastructure, and energy efficiency. Our PowerSecure subsidiary provides products and services to utilities and their commercial, institutional, and industrial customers. Our PowerSecure subsidiary’s distributed generation products and services involve the deployment of electric generation equipment that supplements the electric power grid, enabling utilities to avoid new investments in infrastructure for transmitting and distributing power, and providing their customers with dependable backup power with a strong return on investment. The distributed generation equipment is generally located at the utilities’ end-customer’s business sites. Our PowerSecure subsidiary has sophisticated monitoring systems and electrical switching technologies, which work in tandem to reduce customers’ costs by managing load curtailment during peak power periods, and also ensure backup power is available during power outages. In addition to its core distributed generation products and services, our PowerSecure subsidiary provides utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. Our PowerSecure subsidiary also provides commercial and industrial customers with the identification, design and installation of cost effective energy improvement systems for lighting, building controls, and other facility upgrades. Through June 30, 2008, the majority of our PowerSecure subsidiary’s revenues have been generated from sales of distributed generation systems on a “turn-key” basis, where the customer purchases the systems from our PowerSecure subsidiary. Our PowerSecure subsidiary also markets its distributed generation products and services in a recurring revenue model that is expected to generate an increasing proportion of our PowerSecure subsidiary’s revenues in future years.
          Since 2005, our PowerSecure subsidiary has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to our PowerSecure subsidiary’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to our PowerSecure subsidiary’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Our PowerSecure subsidiary’s UtilityServices business unit provides turnkey services to utilities for the construction and maintenance of utility infrastructure, and the Federal business unit also works in conjunction with our utility partners to provide infrastructure development services, focusing on federal projects. PowerFab builds trailers for the transportation of goods and equipment, an element of our PowerSecure subsidiary’s mobile distributed generation equipment business strategy, as well as other fabrication services for our PowerSecure subsidiary’s product line. Late in the third quarter 2007, our PowerSecure subsidiary launched a new majority-owned subsidiary, EfficientLights, that designs and manufactures lighting solutions specifically aimed at substantially reducing the energy consumed in lighting freezer and refrigeration cases in grocery stores.
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
          Natural Gas Measurement Services — The operations of our natural gas measurement services segment are conducted by Southern Flow. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing.
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

Summarized Segment Financial Information
(all amounts reported in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
PowerSecure	$37,058	$18,614	$66,164	$40,129
Southern Flow	4,894	3,978	9,363	7,878

Total	$41,952	$22,592	$75,527	$48,007

Gross profit:
PowerSecure	$12,247	$4,478	$21,050	$10,795
Southern Flow	1,510	1,138	2,727	2,190

Total	$13,757	$5,616	$23,777	$12,985

Segment profit (loss) (1):
PowerSecure	$4,080	$(517)	$5,679	$773
Southern Flow	962	718	1,712	1,339
Other	(1,256)	(14,785)	(2,629)	(15,737)

Total	$3,786	$(14,584)	$4,762	$(13,625)

Capital expenditures:
PowerSecure	$7,635	$215	$15,084	$551
Southern Flow	37	40	79	207
Other	—	35	—	54

Total	$7,672	$290	$15,163	$812

Depreciation and amortization:
PowerSecure	$468	$313	$867	$595
Southern Flow	42	35	84	67
Other	17	17	34	36

Total	$527	$365	$985	$698

	June 30,
	2008	2007
Total assets:
PowerSecure	$83,919	$57,367
Southern Flow	10,929	11,804
Other	16,004	12,345

Total	$110,852	$81,516

(1)	Segment profit (loss) represents operating income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
          The following discussion and analysis of our consolidated results of operations for the three and six month period ended June 30, 2008, which we refer to as the second quarter 2008 and six month period 2008, respectively, and the three and six month period ended June 30, 2007, which we refer to as the second quarter 2007 and six month period 2007, respectively, and of our consolidated financial condition as of June 30, 2008 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
          We are a leading provider of energy management and efficiency solutions to utilities and their commercial, institutional and industrial customers. Our operations are currently focused on distributed generation, utility infrastructure, energy conservation and efficiency and energy services products and services. Our core distributed generation products and services involve the deployment of electric generation equipment that supplements the electric power grid, enabling utilities to avoid new investments in infrastructure for transmitting and distributing power, and providing their customers with dependable backup power with a strong return on investment. The distributed generation equipment is generally located at the utilities’ end-customer’s business sites. We have sophisticated monitoring systems and electrical switching technologies, which work in tandem to reduce customers’ costs by managing load curtailment during peak power periods, and also ensure backup power is available during power outages. In addition to our core distributed generation products and services, we provide utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. We also provide commercial and industrial customers with the identification, design and installation of cost effective energy improvement systems for lighting, building controls, and other facility upgrades.
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
          In addition to our operating segments, WaterSecure owns a significant minority interest in MM 1995-2, which we refer to as the WaterSecure operations. On July 2, 2008, WaterSecure purchased additional equity interests in MM 1995-2 for an aggregate purchase price of $710,000. The additional equity interests acquired increased WaterSecure’s ownership interest to 40.45% of MM 1995-2 from 36.26% at June 30, 2008. We record management fees from our services as managing trustee and equity in the income of the WaterSecure operations, which operates production water disposal facilities located in northeastern Colorado.

          We commenced operations in 1991 as an energy services holding company, owning businesses designed to exploit service opportunities primarily in the natural gas industry. Since then, our business has evolved and expanded through acquisitions and formations of companies, businesses and product lines that have allowed us to reach a broader portion of the energy market, including the electricity market. In recent years, we have focused our efforts on growing our businesses by offering new and enhanced products, services and technologies and by entering new markets, especially those related to distributed generation, utility infrastructure, energy conservation and efficiency and energy services.
          We serve the energy industry by providing tailored solutions that address certain markets in the industry. In recent years, the energy industry has experienced a period of significant price increases for energy consumers, while at the same time it has been increasingly stressed by a continued increase in the demand for energy. This conflux of rising energy prices and rising energy demand has created opportunities for us to provide value to our customers, which include commercial and industrial energy users, energy producers and utilities, in addressing their energy needs. In carrying out our strategy, we conduct operations that include the offering of distributed generation to utilities and businesses to bring efficiencies to the increasingly constrained electric grid, the measurement and management of natural gas, the offering of energy efficiency projects that reduce the cost of energy consumption and the provision of engineering and support services for utilities. Our businesses are well positioned to benefit from many of the opportunities that have arisen in the current energy environment.
          As an expanding company, we have developed a series of businesses centered around distributed generation, with a core turnkey distributed generation business. Commencing in late 2005, we have received several significant orders from our largest customer, Publix Super Markets, that have resulted in numerous projects in our core business and generating a significant amount of our revenues. We expect Publix to continue to provide a significant amount of our revenues in fiscal 2008, although in a smaller portion than in previous years, as both the absolute amount of revenues from Publix will decline as we complete the backlog of Publix orders, and as revenues from other customers continues to expand.
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
Recent Developments
          In recent months, we have begun implementing a marketing strategy designed to increase the percentage of revenues that recur on an annual basis. Since November 2007, we have announced new major long-term recurring revenue contracts with utility partners to provide customers with efficient standby power and the utilities with access to reliable distributed generation assets. Once fully implemented, these contracts have the potential to generate $11 to $14 million in annual recurring revenue. Fulfilling our recurring revenue orders will result in an increased and more stable base of future revenue, profit, and cash flow, and will require a substantial increase in capital costs, including working capital and possible debt financing, as well as protract revenue and profit recognition compared to project-based turnkey projects (where revenue and profit is recognized as the project is complete). During the six-month period 2008, we invested $10.4 million in capital expenditures to construct distributed generation assets and generate future recurring revenue and profit under existing contracts. For 2008, we expect to incur approximately $20 million in total capital expenditures, with the majority of this investment expected to be made for recurring revenue projects.
          Also, during the second quarter 2008, we were awarded a total of $45 million of project-based business for our PowerSecure subsidiary which is expected to be recognized as revenue during the period between 2008 to 2011.
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
          Due to an increase in revenues by our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during the second quarter 2008 increased by $19.4 million, representing an 85.7% increase compared to our second quarter 2007 consolidated revenues. Our second quarter 2007 operating expenses included a restructuring charge of $14.1 million. As a result, notwithstanding increased investment in personnel and related expenses and infrastructure costs during the second quarter 2008, our total operating expenses decreased by $10.2 million, or 50.6% compared to our second quarter 2007 operating expenses. In addition, our second quarter 2008 management fees and equity income from the WaterSecure operations increased by a combined $0.6 million compared to the second quarter 2007. Our income from continuing operations and net income was $4.9 million during the second quarter 2008, versus a loss from continuing operations and net loss of $13.9 million during the second quarter 2007.
          Due to an increase in revenues by our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during the six month period 2008 increased by $27.5 million, representing a 57.3% increase compared to our six month period 2007 consolidated revenues. Our six month period 2007 operating expenses included a restructuring charge of $14.1 million. As a result, notwithstanding increased investment in personnel and related expenses and infrastructure costs during the six month period 2008, our total operating expenses decreased by $7.6 million, or 28.5% compared to our six month period 2007 operating expenses. In addition, our six month

2008 management fees and equity income from the WaterSecure operations increased by a combined $1.0 million compared to the six month period 2007. Finally, our six month period 2007 other income included a combined $556,000 of litigation settlement income and gain from a fire related claim while there were no similar amounts during our six month period 2008. Our income from continuing operations was $6.9 million during the six month period 2008, versus a loss from continuing operations of $11.7 million during the six month period 2007. Our net income was $6.8 million during the six month period 2008, which included a loss from discontinued operations of $78,000, as compared to a net loss of $11.6 million during the six month period 2007, which included income from discontinued operations of $62,000.
          Our total backlog of orders and projects we have been awarded was $112 million at June 30, 2008. Approximately $11 million of this backlog is from on-going recurring revenue contracts implemented prior to June 30, 2008. Approximately $101 million of this backlog is for projects to be placed in service after June 30, 2008, which compares to $85 million at March 31, 2008. The $16 million backlog increase is a result of new business awards during the second quarter of 2008. Our revenue backlog to be recognized after June 30, 2008 consists of the following at June 30, 2008:

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Backlog to be placed in service after June 30, 2008
Project-based Revenue—Near Term	$49 Million	3Q08, 4Q08, 1Q09
Project-based Revenue—Long Term	$32 Million	Years 2009-2011
Recurring Revenue-Acquired in 2008	$20 Million	2H08 through 2013

Backlog to be placed in service after June 30, 2008	$101 Million

Recurring Revenue to be recognized for assets placed in service prior to June 30, 2008	$11 Million	2008 through 2014

Total Backlog	$112 Million

Note:	Anticipated revenue and primary recognition periods are estimates subject to change. These backlog amounts are not intended to constitute the Company’s total revenue over the indicated time periods, as the Company has additional, regular on-going revenue streams. Examples our additional, regular recurring revenues include revenues from our Southern Flow business, UtilityEngineering and PowerServices engineering fees, and monitoring revenue, among others.
          As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our quarter ended June 30, 2008, will be indicative of our future results, especially in light of the current challenges in the economy.
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
          Distributed Generation and Energy Efficiency
          Our distributed generation and energy efficiency segment is conducted by our PowerSecure subsidiary. The primary elements of our PowerSecure subsidiary’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. Our PowerSecure subsidiary markets its distributed generation products and services directly to large end-users of electricity and through relationships with utilities. Through June 30, 2008, the majority of our PowerSecure subsidiary’s revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the system from our PowerSecure subsidiary. Our PowerSecure subsidiary also markets its distributed generation products and services in a recurring revenue model that is expected to become a more significant portion of our business and our revenues in future periods.
          Our PowerSecure subsidiary is an expanding company that has developed a series of businesses complementary to its core turn-key distributed generation business. Since late 2005, our PowerSecure subsidiary has received several significant orders from its largest customer, Publix, that have resulted in numerous projects in our PowerSecure subsidiary’s core business generating a significant amount of our PowerSecure subsidiary’s revenues in recent years.
          Since 2005, our PowerSecure subsidiary has added several new business units designed to expand and complement its core distributed generation business and customers. UtilityEngineering provides fee-based, technical engineering services to our PowerSecure subsidiary’s utility partners and customers. PowerServices provides rate analysis and other similar consulting services to our PowerSecure subsidiary’s utility, commercial and industrial customers. EnergyLite assists customers in reducing their use of energy through investments in more energy-efficient technologies. Our PowerSecure subsidiary’s UtilityServices business unit provides turnkey services to utilities for the construction and maintenance of utility infrastructure, and the Federal business unit also works in conjunction with our utility partners to provide infrastructure development services, focusing on federal projects. PowerFab builds trailers for the transportation of goods and equipment, an element of our PowerSecure subsidiary’s mobile distributed generation equipment business strategy, as well as other fabrication services for our PowerSecure subsidiary’s product line. Late in the third quarter 2007, our PowerSecure subsidiary launched a new majority-owned subsidiary, EfficientLights, that designs and manufactures lighting solutions specifically aimed at substantially reducing the energy consumed in lighting freezer and refrigeration cases in grocery stores.

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
Results of Operations
          The following discussion regarding revenues, gross profit, costs and expenses, and other income and expenses for the second quarter 2008 compared to the second quarter 2007 and for the six month period 2008 compared to the six month period 2007 excludes revenues, gross profit, and costs and expenses of the discontinued Metretek Florida segment operations.
          Second Quarter 2008 Compared to Second Quarter 2007
          Revenues
          Our revenues are generated entirely by sales and services provided by our PowerSecure subsidiary and Southern Flow. The following table summarizes our revenues for the periods indicated:

			Period-over-Period
	Quarter Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
Segment Revenues:
PowerSecure	$37,058	$18,614	$18,444	99.1%
Southern Flow	4,894	3,978	916	23.0%

Total	$41,952	$22,592	$19,360	85.7%

          Our consolidated revenues for the second quarter 2008 increased $19.4 million, or 85.7%, compared to the second quarter 2007 due primarily to a significant increase of our PowerSecure subsidiary’s revenues, together with a smaller increase in sales and service revenues at Southern Flow.
          Our PowerSecure subsidiary’s distributed generation sales are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. Our PowerSecure subsidiary’s distributed generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our PowerSecure subsidiary’s sales increased $18.4 million, or 99.1%, during the second quarter 2008 compared to the second quarter 2007. The increase in our PowerSecure subsidiary’s revenues during the second quarter 2008 compared to the second quarter 2007 was due to the combined effects of an $11.8 million increase in its revenues from its largest customer, Publix, together with an increase of $6.6 million in revenues from other customers. The timing of the work performed and the effect of the percentage of completion of in-process projects during the second quarter 2008 resulted in the overall increase in sales and service revenues compared to the second quarter 2007. The continued growth of our revenues will depend on those factors as well as upon our ability to secure new significant purchase orders, as well as the amount and proportion of future recurring revenue projects, which sacrifices near-term revenue for more profitable long-term annual recurring revenues in the future.
          The following table summarizes our PowerSecure subsidiary’s revenues from Publix and from all other customers for the periods indicated:

	Quarter Ended June 30,
	2008	2007
	(In thousands)
Revenues from Publix projects	$19,226	$7,395
All other PowerSecure subsidiary revenues	17,832	11,219

Total PowerSecure subsidiary revenues	$37,058	$18,614

Publix as a percentage of total PowerSecure subsidiary revenues	51.9%	39.7%
          We expect that, in the future, revenues from Publix will constitute a smaller portion of our total revenues in each period than it has in recent years, because our anticipated future projects (and thus revenues) from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount each period, and because we expect continued growth in revenues from other customers.
          Southern Flow’s sales and service revenue increased $916,000, or 23.0%, during the second quarter 2008, as compared to the second quarter 2007, due to a $742,000 increase in field and service related revenues, together with a $174,000 increase in equipment sales. The increase in field and other service related revenue in the second quarter 2008 was due to continued favorable market conditions in the oil and gas sector as well as recently implemented strategies and incentive programs designed to accelerate its growth.
          Gross Profit and Gross Profit Margins
          Our gross profit represents our sales less our cost of sales. Our gross profit margin represents our gross profit divided by our sales. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated:

			Period-over-Period
	Quarter Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
Segment Cost of Sales and Services:
PowerSecure	$24,811	$14,135	$10,676	75.5%
Southern Flow	3,384	2,840	544	19.2%

Total	$28,195	$16,975	$11,220	66.1%

Segment Gross Profit:
PowerSecure	$12,247	$4,478	$7,769	173.5%
Southern Flow	1,510	1,138	372	32.7%

Total	$13,757	$5,616	$8,141	145.0%

Segment Gross Profit Margins:
PowerSecure	33.0%	24.1%
Southern Flow	30.9%	28.6%
Total	32.8%	24.9%
          Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 66.1% increase in our consolidated cost of sales and services for the second quarter 2008, compared to the second quarter 2007, was attributable almost entirely to the 85.7% increase in sales.
          The 75.5% increase in our PowerSecure subsidiary’s costs of sales and services in the second quarter 2008 was a result in part from the 99.1% increase in our PowerSecure subsidiary’s sales and services revenue as well as a result of the factors leading to the improvement in our PowerSecure subsidiary’s gross profit margin. Our PowerSecure subsidiary’s second quarter 2008 gross profit increased $7.8 million, or 173.5% compared to the second quarter 2007. Additionally, gross profit as a percentage of revenue expanded 8.9 percentage points versus the prior year period, to 33.0%. A total of $4.5 million, or 58% of the gross profit increase was driven by our PowerSecure subsidiary’s broad-based revenue gains, and $3.3 million, or 42% of the increase was driven by a greater mix of higher margin projects and logistical efficiencies which benefited our PowerSecure subsidiary’s operations cost.
          The 19.2% increase in our Southern Flow subsidiary’s costs of sales and services in the second quarter 2008 is the result of the 23.0% increase in its sales and service revenues. Southern Flow’s gross profit margin increased to 30.9% for the second quarter 2008, compared to 28.6% during the second quarter 2007, which increase is due to cost efficiencies achieved from productivity incentives and reduced turnover of our field service personnel.
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
          Operating Expenses
          Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, research and development, and restructuring charges. The following table sets forth our operating expenses for the periods indicated:

			Period-over-Period
	Quarter Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
Operating Expenses:
General and administrative	$7,510	$4,913	$2,597	52.9%
Selling, marketing and service	1,889	698	1,191	170.6%
Depreciation and amortization	527	365	162	44.4%
Research and development	45	85	(40)	-47.1%
Restructuring charges	—	14,139	(14,139)	-100.0%

Total	$9,971	$20,200	$(10,229)	-50.6%

          Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. We expect our recent operating expense increases to moderate in the near-term. However, over the long-term, as we continue to grow and invest in future business opportunities, we expect that our personnel costs will likewise continue to increase as we continue to hire new employees and as a result of performance based compensation that rewards our financial success by increasing our compensation expenses. For example, we had 397 full-time employees in our continuing operations in June 2008 compared to 303 full-time employees in June 2007.

          General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 52.9% increase in our consolidated general and administrative expenses in the second quarter 2008, as compared to the second quarter 2007, was due to increases in personnel and related overhead costs associated with the development and growth of our business. The following table provides further detail of our general and administrative expenses:

			Period-over-Period
	Quarter Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure Subsidiary G&A Expense:
Personnel costs	$3,850	$2,420	$1,430	59.1%
Vehicle lease and rental	639	381	258	67.7%
Insurance	258	280	(22)	-7.9%
Rent-office and equipment	216	173	43	24.9%
Professional fees and consulting	112	227	(115)	-50.7%
Travel	249	122	127	104.1%
Other	443	299	144	48.2%
Southern Flow G&A Expense	504	382	122	31.9%
Corporate Overhead Expense	1,239	629	610	97.0%

Total	$7,510	$4,913	$2,597	52.9%

          The increase in our PowerSecure subsidiary’s personnel costs is due to additional personnel to support the growth in operations of our PowerSecure subsidiary, additional stock compensation expense, higher employee benefit costs, and increases in bonuses and incentive compensation expense resulting from our PowerSecure subsidiary’s profit gains in the second quarter 2008, compared to the second quarter 2007. We expect such personnel costs, as the largest component of our general and administrative expenses, to level off in the immediate future but continue to increase in the longer term at our PowerSecure subsidiary as we continue to hire additional employees and reward them for performance in connection with our anticipated growth. Other general and administrative expense for our PowerSecure subsidiary include equipment supplies, computer supplies, office cleaning and security, office supplies, postage, repairs and maintenance, telephone, training, utilities and other taxes.
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
          Corporate overhead general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our subsidiaries, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our restricted stock grants which we do not allocate to the subsidiaries. Overall, these costs increased due to the amortization of stock compensation expense on restricted stock grants for which there were no comparable costs during the second quarter 2007, an increase in accounting costs, and an increase in public company reporting costs.
          Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 170.6% increase in selling, marketing and service expenses in the second quarter 2008, as compared to the second quarter 2007, was due nearly entirely to increased personnel, commission and travel costs along with an increase in bad debt expense at our PowerSecure subsidiary. The following table provides further detail of our selling, marketing and service expenses at our PowerSecure subsidiary:

			Period-over-Period
	Quarter Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure Selling and Marketing Expense:
Salaries	$562	$268	$294	109.7%
Commission	827	236	591	250.4%
Travel	155	94	61	64.9%
Advertising and promotion	102	56	46	82.1%
Bad debt expense	239	41	198	482.9%
Other business development costs	4	3	1	33.3%

Total	$1,889	$698	$1,191	170.6%

          Selling and marketing salary expenses increased due to additional sales personnel in the second quarter 2008, as compared to the second quarter 2007. The increase in commission costs is generally due to the increase in sales. The increase in bad debt expense is due to the combined writeoff of specific accounts as well as an increase in our general allowance reserve reflecting increased sales and receivable balances. In the future, we expect our selling, marketing and services expenses to continue to increase to support our anticipated future growth.
          Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 44.4% increase in depreciation and amortization expenses in the second quarter 2008, as compared to the second quarter 2007, primarily reflected an increase in depreciable assets acquired by our PowerSecure subsidiary throughout fiscal 2007 and the purchase of our primary office facility in January 2008. Our PowerSecure subsidiary’s depreciation and amortization expenses increased in the second quarter 2008 by $155,000, or 49.6%, compared to the second quarter 2007.
          Research and Development Expenses. Research and development expenses include the cost of materials and payments to consultants related to product design and development at our PowerSecure subsidiary. The decrease in research and development expenses in the second quarter 2008, as compared to the second quarter 2007, primarily reflects product design and prototype costs for certain new technologies incurred in the second quarter 2007 which were completed and not incurred in the second quarter 2008.

          Restructuring Charges. Restructuring charges of $14.1 million during the second quarter 2007 include the severance and associated costs related to certain organization changes focused on accelerating our growth. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina. We did not incur any similar costs in the second quarter 2008.
          Other Income and Expenses
          Our other income and expenses include management fees we earn as managing trustee of our equity investee relating to the WaterSecure operations, interest income, interest expense, equity income, income from litigation settlements, minority interest, and income taxes. The following table sets forth our other income and expenses for the periods indicated:

			Period-over-Period
	Quarter Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
Other Income and (Expenses):
Management fees	$164	$102	$62	60.8%
Interest income	118	126	(8)	-6.3%
Interest and finance charges	(52)	(8)	(44)	-550.0%
Equity income	1,227	673	554	82.3%
Income tax benefit (provision)	(303)	(170)	(133)	-78.2%
          Management Fees. Management fees consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. The WaterSecure operations experienced strong revenue growth in the second quarter 2008 as a result of favorable market conditions in the oil and gas sector in the region in which it operates. As a direct result, our management fees increased in the second quarter 2008 by 60.8% compared to the second quarter 2007.
          Interest Income. Interest income consists of interest we earn on our cash and cash equivalent balances. Interest income decreased $8,000 during the second quarter 2008, as compared to the second quarter 2007. This decrease was a result of lower rates earned on our cash and cash equivalent balances in the second quarter 2008 compared to the second quarter 2007. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our working capital needs, and future interest rates.
          Interest and Finance Charges. Interest and finance charges include interest and finance charges on our working capital and term loan credit facilities. The $44,000 increase in interest and finance charges in the second quarter 2008, as compared to the second quarter 2007, reflects the unused line fee and amortization of our finance charges incurred on our line of credit with Citibank as well as interest and amortized finance charges on our term credit facility from Citibank to finance the purchase of our corporate headquarters and operational facilities of our

PowerSecure subsidiary in Wake Forest, North Carolina. We expect our future interest and finance charges to increase as a result of our January 2008 term credit agreement and as a result of anticipated borrowings to fund our future expected growth, including financing potential significant recurring revenue projects.
          Equity Income. Equity income consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. During the second quarter 2008, our equity income increased by $554,000, or 82.3%, over the second quarter 2007. The performance of the WaterSecure operations, and our related equity income, was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates. In July 2008, we purchased additional interests in our WaterSecure operations which will likely result in additional equity income in the immediate future. However, there is no assurance that the WaterSecure operations, and our related equity income, will continue to increase in the future.
          Income Taxes. We account for income taxes in accordance with Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”), and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Under the provisions of FAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in our financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. Our income tax benefit or provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. Historically, our federal income tax expense has been insignificant, generally limited to federal alternative minimum tax, because of our consolidated net operating losses. The increase in the second quarter 2008 income tax provision compared to the second quarter 2007 is due to increases in both our federal alternative minimum tax and state income taxes. The second quarter 2008 income tax provision also includes the effects of management’s current assessment that some portion of its deferred tax asset will be realized during 2008. Management’s assessment is based on its judgment and its estimates concerning future events, including the generation of taxable income in 2009.
Six Month Period 2008 Compared to Six Month Period 2007
          Revenues
          The following table summarizes our revenues for the periods indicated:

			Period-over-Period
	Six Months Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
Segment Revenues:
PowerSecure	$66,164	$40,129	$26,035	64.9%
Southern Flow	9,363	7,878	1,485	18.8%

Total	$75,527	$48,007	$27,520	57.3%

          Our consolidated revenues for the six month period 2008 increased $27.5 million, or 57.3%, compared to the six month period 2007 due primarily to a significant increase of our PowerSecure subsidiary’s revenues, together with a smaller increase in sales and service revenues at Southern Flow.
          Our PowerSecure subsidiary’s distributed generation sales are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. Our PowerSecure subsidiary’s distributed generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our PowerSecure subsidiary’s sales increased $26.0 million, or 64.9%, during the six month period 2008 compared to the six month period 2007. The increase in our PowerSecure subsidiary’s revenues during the six month period 2008 compared to the six month period 2007 was due to the combined effects of a $11.2 million increase in its revenues from its largest customer, Publix, together with an increase of $14.8 million in revenues from other customers. The timing of the work performed and the effect of the percentage of completion of in-process projects during the six month period 2008 resulted in the overall increase in sales and service revenues compared to the six month period 2007. The continued growth of our revenues will depend on those factors as well as upon our ability to secure new significant purchase orders, as well as the amount and proportion of future recurring revenue projects, which sacrifices near-term revenue for long-term annual recurring revenues in the future.
          The following table summarizes our PowerSecure subsidiary’s revenues from Publix and from all other customers for the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Revenues from Publix projects	$33,091	$21,896
All other PowerSecure subsidiary revenues	33,073	18,233

Total PowerSecure subsidiary revenues	$66,164	$40,129

Publix as a percentage of total PowerSecure subsidiary revenues	50.0%	54.6%
          We expect that, in the future, revenues from Publix will constitute a smaller portion of our total revenues in each period than it has in recent years, because our anticipated future projects (and thus revenues) from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount each period, and because we expect continued growth in revenues from other customers.
          Southern Flow’s sales and service revenue increased $1.5 million, or 18.8%, during the six month period 2008, as compared to the six month period 2007, due to a $1,198,000 increase in field and service related revenues, together with a $287,000 increase in equipment sales. The increase in field and other service related revenue in the six month period 2008 was due to continued favorable market conditions in the oil and gas sector.
          Gross Profit and Gross Profit Margins
          The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated:

			Period-over-Period
	Six Months Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
Segment Cost of Sales and Services:
PowerSecure	$45,114	$29,334	$15,780	53.8%
Southern Flow	6,636	5,688	948	16.7%

Total	$51,750	$35,022	$16,728	47.8%

Segment Gross Profit:
PowerSecure	$21,050	$10,795	$10,255	95.0%
Southern Flow	2,727	2,190	537	24.5%

Total	$23,777	$12,985	$10,792	83.1%

Segment Gross Profit Margins:
PowerSecure	31.8%	26.9%
Southern Flow	29.1%	27.8%
Total	31.5%	27.0%
          The 47.8% increase in our consolidated cost of sales and services for the six month period 2008, compared to the six month period 2007, was attributable almost entirely to the 57.3% increase in sales.
          The 53.8% increase in our PowerSecure subsidiary’s costs of sales and services in the six month period 2008 was a result in part from the 64.9% increase in our PowerSecure subsidiary’s sales and services revenue as well as a result of the factors leading to the improvement in our PowerSecure subsidiary’s gross profit margin. Our PowerSecure subsidiary’s gross profit increased $10.3 million, or 95.0% in the six month period 2008, compared to the six month period 2007. Additionally, gross profit as a percentage of revenue expanded 4.9 percentage points in the six month period 2008 versus the prior year period, to 31.8%. A total of $7.2 million, or 69% of the gross profit increase was driven by our PowerSecure subsidiary’s broad-based revenue gains, and $3.2 million, or 31% of the increase was driven by a greater mix of higher margin projects and logistical efficiencies which benefited our PowerSecure subsidiary’s operations cost.
          The 16.7% increase in Southern Flow’s costs of sales and services in the six month period 2008 is the result of the 18.8% increase in its sales and service revenues. Southern Flow’s gross profit margin increased to 29.1% for the six month period 2008, compared to 27.8% during the six month period 2007, which increase is due to cost efficiencies achieved from productivity incentives and reduced turnover of our field service personnel.
          Operating Expenses
          The following table sets forth our operating expenses for the periods indicated:

			Period-over-Period
	Six Months Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
Operating Expenses:
General and administrative	$14,753	$10,354	$4,399	42.5%
Selling, marketing and service	3,213	1,317	1,896	144.0%
Depreciation and amortization	985	698	287	41.1%
Research and development	64	102	(38)	-37.3%
Restructuring charges	—	14,139	(14,139)	-100.0%

Total	$19,015	$26,610	$(7,595)	-28.5%

          General and Administrative Expenses. The 42.5% increase in our consolidated general and administrative expenses in the six month period 2008, as compared to the six month period 2007, was due to increases in personnel and related overhead costs associated with the development and growth of our business. The following table provides further detail of our general and administrative expenses:

			Period-over-Period
	Six Months Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure Subsidiary G&A Expense:
Personnel costs	$7,324	$5,304	$2,020	38.1%
Vehicle lease and rental	1,119	722	397	55.0%
Insurance	457	483	(26)	-5.4%
Rent-office and equipment	449	292	157	53.8%
Professional fees and consulting	339	380	(41)	-10.8%
Travel	455	228	227	99.6%
Other	1,090	604	486	80.5%
Southern Flow G&A Expense	925	779	146	18.7%
Corporate Overhead Expense	2,595	1,562	1,033	66.1%

Total	$14,753	$10,354	$4,399	42.5%

          The increase in our PowerSecure subsidiary’s personnel costs is due to additional personnel to support the growth in operations of our PowerSecure subsidiary, additional stock compensation expense, higher employee benefit costs, and increases in bonuses and incentive compensation expense resulting from our PowerSecure subsidiary’s profit gains in the six month period 2008, compared to the six month period 2007. We expect such personnel costs, as the largest component of our general and administrative expenses, to level off in the immediate future but continue to increase in the longer term future at our PowerSecure subsidiary as we continue to hire additional employees and reward them for performance in connection with our anticipated growth. Other general and administrative expense for our PowerSecure subsidiary include equipment supplies, computer supplies, office cleaning and security, office supplies, postage, repairs and maintenance, telephone, training, utilities and other taxes.
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
          Corporate overhead general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our subsidiaries, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our restricted stock grants which we do not allocate to the subsidiaries. Overall, these costs increased due to the amortization of stock compensation expense on restricted stock grants for which there were no comparable costs during the six month period 2007, an increase in accounting costs, and an increase in public company reporting costs.
          Selling, Marketing and Service Expenses. The 144.0% increase in selling, marketing and service expenses in the six month period 2008, as compared to the six month period 2007, was due nearly entirely to increased personnel, commission and travel costs at our PowerSecure subsidiary to drive current and future growth along with an increase in bad debt expense. The following table provides further detail of our selling, marketing and service expenses at our PowerSecure subsidiary:

			Period-over-Period
	Six Months Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure Selling and Marketing Expense:
Salaries	$1,098	$530	$568	107.2%
Commission	1,312	516	796	154.3%
Travel	324	163	161	98.8%
Advertising and promotion	222	90	132	146.7%
Bad debt expense	251	12	239	1991.7%
Other business development costs	6	6	—	0.0%

Total	$3,213	$1,317	$1,896	144.0%

          Selling and marketing salary expenses increased due to additional sales personnel in the six month period 2008, as compared to the six month period 2007. The increase in commission costs is generally due to the increase in sales. The increase in bad debt expense is due to the combined writeoff of specific accounts as well as an increase in our general allowance reserve reflecting increased sales and receivable balances. In the future, we expect our selling, marketing and services expenses to continue to increase to support our anticipated future growth.
          Depreciation and Amortization Expenses. The 41.1% increase in depreciation and amortization expenses in the six month period 2008, as compared to the six month period 2007, primarily reflected an increase in depreciable assets acquired by our PowerSecure subsidiary throughout fiscal 2007 and the purchase of our primary office facility in January 2008. Our PowerSecure subsidiary’s depreciation and amortization expenses increased in the six month period 2008 by $271,000, or 45.5%, compared to the six month period 2007.
          Research and Development Expenses. The decrease in research and development expenses in the six month period 2008, as compared to the six month period 2007, primarily reflects product design and prototype costs for certain technologies incurred in the six month period 2007 which were completed and not incurred in the six month period 2008.
          Restructuring Charges. Restructuring charges of $14.1 million during the six month period 2007 include the severance and associated costs related to certain organization changes focused on accelerating our growth. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina. We did not incur any similar costs in the six month period 2008.
          Other Income and Expenses
          The following table sets forth our other income and expenses for the periods indicated:

			Period-over-Period
	Six Months Ended June 30,		Difference
	2008	2007	$	%
	(In thousands)
Other Income and (Expenses):
Management fees	$313	$203	$110	54.2%
Interest income	345	350	(5)	-1.4%
Interest and finance charges	(103)	(14)	(89)	-635.7%
Equity income	2,191	1,321	870	65.9%
Other income	—	556	(556)	-100.0%
Income tax benefit (provision)	(614)	(476)	(138)	-29.0%
          Management Fees. The WaterSecure operations experienced strong revenue growth in the six month period 2008 as a result of favorable market conditions in the oil and gas sector in the region in which it operates. As a direct result, our management fees increased in the six month period 2008 by 54.2% compared to the six month period 2007.

          Interest Income. Interest income decreased $5,000 during the six month period 2008, as compared to the six month period 2007. This decrease was a result of declining interest rates earned on our cash and cash equivalent balances in the six month period 2008 compared to the six month period 2007. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our working capital needs, and future interest rates.
          Interest and Finance Charges. The $89,000 increase in interest and finance charges in the six month period 2008, as compared to the six month period 2007, reflects the unused line fee and amortization of our finance charges incurred on our line of credit with Citibank as well as interest and amortized finance charges on our term credit facility from Citibank to finance the purchase of our corporate headquarters and operational facilities of our PowerSecure subsidiary in Wake Forest, North Carolina. We expect our future interest and finance charges to increase as a result of our January 2008 term credit agreement and as a result of anticipated borrowings to fund our future expected growth, including financing potential significant recurring revenue projects.
          Equity Income. During the six month period 2008, our equity income increased by $870,000, or 65.9%, over the six month period 2007. The performance of the WaterSecure operations, and our related equity income, was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates. In July 2008, we purchased additional interests in our WaterSecure operations which will likely result in additional equity income in the immediate future. However, there is no assurance that the WaterSecure operations, and our related equity income, will continue to increase in the future.
          Other Income. Other income for the six month period 2007 consists of income from outstanding litigation claims against other parties involved in a class action lawsuit that we had previously settled with the class along with a net gain from insurance proceeds from a fire claim at Southern Flow. There were no items of other income for the six month period 2008.
          Income Taxes. The increase in the six month period 2008 income tax provision compared to the six month period 2007 is due to increases in both our federal alternative minimum tax and state income taxes. The six month 2008 income tax provision also includes the effects of management’s current assessment that some portion of its deferred tax asset will be realized during 2008. Management’s assessment is based on its judgment and its estimates concerning future events, including the generation of taxable income in 2009.
Fluctuations
          Our revenues, expenses, margins, net income, cash flow and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the size, timing and terms of sales and orders, including large customer orders, such as the significant Publix orders, as well as the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to continue to grow our business and revenues from non-Publix customers;

•	the effects of the current and future economic and market challenges on our business and revenues, especially due to these effects of these challenges on the timing of orders from our customers;

•	our ability to obtain adequate supplies of key components and materials for our products on a timely and cost-effective basis, including the impact of fluctuations in the cost of raw materials;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of development of our new businesses and the growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our product and service implementation process;

•	changes in the mix of products and services having differing margins;

•	the effects of severe weather conditions, such as hurricanes, on the demand requirements of our customers;

•	the life cycles of our products and services;

•	budgeting cycles of utilities and other major customers;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	general economic and political conditions;

•	the effects of litigation, claims and other proceedings;

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions;

•	changes in our operating expenses; and

•	changes in our valuation allowance for our net deferred tax asset.

•	the development and maintenance of business relationships with strategic partners.
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
          As we develop new related lines of business, our revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. To date, the majority of our PowerSecure subsidiary’s revenues have consisted of project-based revenues, which are recognized as the project is completed, but we have recently focused our marketing efforts on developing more recurring revenue projects, for which the capital will be invested initially and the related revenue and profit will be recognized over the life of the contract, generally five to ten years.
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
          Working Capital
          At June 30, 2008, we had working capital of $35.6 million, including $10.3 million in cash and cash equivalents, compared to working capital of $41.3 million at December 31, 2007, which included $28.7 million in cash and cash equivalents. Changes in the components of our working capital from December 31, 2007 to June 30, 2008 are explained in greater detail below. At both June 30, 2008 and December 31, 2007, we had $25.0 million of additional borrowing capacity from our primary credit facility available to support working capital needs.
          Cash Flows
          The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net cash flows used in operating activities	$(6,019)	$(8,457)
Net cash flows used in investing activities	(15,162)	(812)
Net cash provided by financing activities	2,731	177

Net decrease in cash and cash equivalents	$(18,450)	$(9,092)

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
          Cash used in operating activities was $6.0 million in the six month period 2008, consisting of $6.8 million net income increased by $0.3 million of non-cash items consisting principally of depreciation and amortization, deferred taxes, equity income from the WaterSecure operations, loss on the disposal of equipment and stock compensation expense and by $0.5 million of cash distributions from the WaterSecure operations; offset by $13.6 million of cash used related to working capital items including the assets and liabilities of our discontinued operations held for sale. Cash used by working capital items was primarily due to a $10.9 million reduction in accrued liabilities including accrued distributed generation project costs, a

$3.6 million increase in trade receivables in excess of current period collections and $3.1 million of payments on our restructuring obligations; partially offset by a net $1.6 million from the disposal of the assets and liabilities of our discontinued operations, a $1.6 million increase in accounts payable, a $0.5 million reduction in inventories, and a $0.3 million change in other assets and liabilities.
          Cash used in operating activities was $8.5 million in the six month period 2007, consisting of a $11.6 million net loss increased by $0.1 million of non-cash items consisting principally of depreciation and amortization, equity income from the WaterSecure operations, and stock compensation expense; partially offset by $1.4 million of cash distributions from the WaterSecure operations, and $1.8 million of cash provided by working capital items. Cash provided by working capital items was primarily due a $10.5 million restructuring charge, net of cash payments on our restructuring obligations, a $2.9 million increase in accrued and other liabilities, a $0.3 million reduction in accounts receivable and a $0.2 million change in other assets and liabilities; partially offset by a $10.3 million reduction in accounts payable, and a $1.8 million increase in inventory.
          Cash Used in Investing Activities
          Cash used in investing activities was $15.2 million in the six month period 2008 compared to cash used in investing activities of $0.8 million in the six month period 2007. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisition of contract rights to provide services to federal customers of an investor-owned utility, the acquisition and installation of equipment at our recurring revenue distributed generation sites, and the acquisition of additional equity interests in the WaterSecure operations. During the six month period 2008, we used $3.3 million to acquire the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary, located in Wake Forest, North Carolina; we used $10.4 million to purchase and install equipment at our recurring revenue distributed generation sites; and we used an additional $1.5 million at our PowerSecure subsidiary principally to acquire operational assets. During the six month period 2007, we used $0.6 million to purchase equipment at PowerSecure and to replace equipment, furniture and leasehold improvements that were destroyed in a fire at Southern Flow and we used $0.2 million to acquire software at PowerSecure.
          Cash Provided by Financing Activities
          Cash provided by financing activities was $2.7 million in the six month period 2008 compared to $0.2 million of cash provided by financing activities in the six month period 2007. During the six month period 2008, we received $2.6 million proceeds from a term loan used to finance the acquisition of our corporate headquarters, $0.2 million from the exercise of stock options, net of shares tendered, and we used $0.1 million for debt service. During the six month period 2007, the majority the net cash provided by financing activities was attributable to proceeds from the exercise of stock options, partially offset by cash payments on our preferred stock redemption obligations.

          Capital Spending
          Our capital expenditures during the six month period 2008 were approximately $15.2 million, of which $3.3 million was used to purchase acquire the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary in Wake Forest, North Carolina; $10.4 million was used to purchase and install equipment at our recurring revenue distributed generation sites; and $1.5 million was incurred to purchase equipment and other capital items at our PowerSecure subsidiary.
          We anticipate capital expenditures of approximately $20 million in fiscal 2008, including the $3.3 million used to purchase our principal executive offices. The vast majority of the remaining $16.7 million capital spending will be for investments in assets related to our recurring revenue projects, of which $10.4 million was invested during the first six months of 2008, as well as equipment to support the growth of our PowerSecure subsidiary.
          Indebtedness
          Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14.1 million pre-tax, $8.6 million after tax, or $0.88 per basic and diluted share. These charges included severance of $7.7 million for our former Chief Executive Officer, $5.2 for our former Chief Financial Officer, $0.2 million for other individuals, as well as $1.0 million of third-party professional fees and other expenses directly related to implementing the organizational changes. During the six month period 2008, we paid $3.1 million on our restructuring obligations. The balance of our payment obligations relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $0.9 million during the remainder of 2008, $1.3 million in 2009, and $0.4 in 2010.
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
          Outstanding balances under the credit facility bear interest, at our election, at either the London Interbank Offered Rate, commonly referred to as LIBOR, for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated earnings before interest, taxes, deprecation and amortization (or EBITDA) for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and Citibank’s prime commercial lending rate. Through June 30, 2008, we had not borrowed any amounts under the credit facility.
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
          The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At June 30, 2008, we were in compliance with these financial covenants.
          Equipment Line. On July 22, 2008, Caterpillar Financial Services Corporation renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line.  The line of credit was increased from its previous $7,500,000 level to $10,000,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis.  The line of credit expires on June 30, 2009, subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion, or at an earlier date upon notice given by Caterpillar in its sole discretion.  The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar.
          Preferred Stock Redemption.  The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends.  Our remaining redemption obligation at June 30, 2008, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is approximately $104,000.
          Contractual Obligations and Commercial Commitments
          We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our credit facility, we are obligated to make future payments under that facility. Additionally, we have a deferred compensation obligation. We also incurred significant restructuring obligations in the second quarter 2007. Finally, in accordance with the provisions of FIN 48, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $758,000 at June 30, 2008. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of June 30, 2008, does not include the liability for unrecognized tax benefits:

	Payments Due by Period (1)
		Remainder of			More than
	Total	2008	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Line of credit facility (2)	$—	$—	$—	$—	$—
Term credit facility	2,519,000	32,000	258,000	258,000	1,971,000
Restructuring obligations	2,606,000	924,000	1,682,000	—	—
Capital lease obligations	6,000	—	4,000	2,000	—
Operating leases	2,671,000	445,000	1,268,000	615,000	343,000
Deferred compensation (3)	2,495,000	167,000	666,000	666,000	996,000
Series B preferred stock	104,000	104,000	—	—	—

Total	$10,401,000	$1,672,000	$3,878,000	$1,541,000	$3,310,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of June 30, 2008, not actual or projected borrowings after such date.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
          Off-Balance Sheet Arrangements
          During the second quarter 2008, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
          Liquidity
          Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facilities, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “—Cautionary Note Regarding Forward-Looking Statements” below in this item and Part II, Item 1A. “Risk Factors” below. We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
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
          In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”)”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of FAS 160 will have on our financial position and results of operations.
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
          In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on our financial position and results of operations.

           In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). While FAS 162 formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place.  FAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standards Section 411. We do not expect the adoption of FAS 162 to have a material impact on our financial position or results of operations.
Cautionary Note Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity” and “scheduled”, variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future revenues, the realization of our current revenue backlog, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products and services and our markets, including market position, market share, market demand and benefits of our products and services to customers;

•	our ability to successfully develop, operate and grow our operations and businesses;

•	our business plans, strategies, goals and objectives and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, available borrowings under our credit arrangements and other capital resources, to meet our future working capital, capital expenditure, including capital requirements to execute recurring revenue model projects, debt service and business growth needs;

•	industry trends and customer preferences;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time; and

•	future economic, business, market and regulatory conditions.
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
          At June 30, 2008, our cash and cash equivalent balance was approximately $10.3 million, our line of credit facility had a zero balance and we had $2.5 million borrowed under our term credit facility. All of our cash equivalents are currently invested in money market mutual funds, short-term time deposits, and government agency and corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.
          Commodity Price Risk. From time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use. To date, we have managed this risk by using alternative raw materials acceptable to our customers or we have been able to pass these cost increases to our customers. While we do not believe that changes in commodity prices have had a material impact on us in the past, commodity price fluctuations could have a material impact on us in the future, depending on the magnitude and timing of such fluctuations.
          Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we are not exposed to significant foreign exchange risk.
          We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes or other market risks, or for trading or other speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, the end of the period covered by this report.  Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The quality and performance of our distributed generation systems and related products and systems  is, in part, dependent on the quality of component parts we source from various manufacturers, which makes us susceptible to performance issues that could materially and adversely affect our business and financial results.
          Our distributed generation systems, switchgear and lighting products are sophisticated and complex, and the success of these systems and products is dependent, in part, upon the quality and performance of key components and materials, such as engines, generators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results.  These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, switchgear systems and lighting systems for component part malfunctions, whether or not covered under manufacturers’ warranties and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues.  These risks also include the potential material and adverse effects on our business, operations, reputation and financial results due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues.  In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

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
          While there is always a potential for a downturn in general economic and market conditions, the U. S. economy has been recently suffering an economic slowdown. This economic slowdown or downturn could materially and adversely affect our business, financial condition and results of operations, such as by extending the length of the sales cycle time or causing potential customers to delay, defer or decline to make purchases of our products and services. Our business and results of operations may be adversely affected by the current economic situation.
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
          As a result, any economic downturns generally or in our markets specifically, particularly those affecting industrial and commercial users of natural gas and electricity and their capital investment budgets, would have a potentially material adverse effect on our business, cash flows, financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
          At our Annual Meeting of Stockholders, held on June 9, 2008, the following proposals were submitted to and approved by the stockholders of the Company:

Proposal 1:	To elect two directors, each to serve for a three-year term and until his successor is duly elected and qualified.

	For	Withheld
Kevin P. Collins	11,173,144	2,103,570
John A. (Andy) Miller	12,495,094	781,620

Proposal 2:	To approve the PowerSecure International, Inc. 2008 Stock Incentive Plan.

For	Against	Abstain	Non-Votes
7,596,903	711,109	33,229	4,935,473

Proposal 3:	To ratify the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
12,930,872	203,158	142,684
Item 6. Exhibits
(10.1)	Second Amendment to Credit Agreement, dated as of May 5, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2008.)

(10.2)	First Amendment to Term Credit Agreement, dated as of May 5, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2008.)

(10.3)	PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the PowerSecure

International, Inc. Registration Statement on Form S-8, Registration No. 333-151540.)

(10.4)	Form of Restricted Stock Agreement under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(10.5)	Form of Incentive Stock Option Agreement for Employees under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(10.6)	Form of Non-Qualified Stock Option Agreement under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.
Date: August 7, 2008	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary