Form 10-Q
period 2008-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2008-11-06
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 1, 2008, 17,060,778 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,313,552	$28,709,688
Trade receivables, net of allowance for doubtful accounts of $331,151 and $262,547, respectively	39,291,353	36,753,399
Other receivables	722,999	376,198
Inventories	19,115,719	20,785,549
Deferred income taxes	2,463,986	2,528,636
Prepaid expenses and other current assets	841,881	1,091,498
Assets of discontinued operations held for sale (Note 3)	—	2,399,589

Total current assets	70,749,490	92,644,557

PROPERTY, PLANT AND EQUIPMENT:
Equipment	18,765,545	6,663,520
Furniture and fixtures	625,741	614,589
Land, building and improvements	4,535,139	1,013,022

Total property, plant and equipment, at cost	23,926,425	8,291,131
Less accumulated depreciation and amortization	3,529,497	2,640,424

Property, plant and equipment, net	20,396,928	5,650,707

OTHER ASSETS:
Goodwill	7,255,710	7,255,710
Restricted annuity contract	2,106,522	2,001,204
Intangible rights and capitalized software costs, net of accumulated amortization of $1,365,503 and $947,550, respectively	1,324,198	1,660,676
Investment in unconsolidated affiliate (Note 2)	3,967,593	3,652,251
Other assets	96,440	158,363

Total other assets	14,750,463	14,728,204

TOTAL	$105,896,881	$113,023,468

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,487,671	$11,321,639
Accrued and other liabilities	20,828,905	35,156,946
Current income taxes payable	45,203	—
Restructuring charges payable	1,499,093	4,047,849
Note payable (Note 4)	129,200	—
Liabilities of discontinued operations held for sale (Note 3)	—	754,589
Current unrecognized tax benefit	78,867	83,987
Capital lease obligations	1,472	1,392

Total current liabilities	31,070,411	51,366,402

LONG-TERM NOTES PAYABLE (Note 4)	2,357,900	—

NON-CURRENT UNRECOGNIZED TAX BENEFIT	757,066	674,173

NON-CURRENT RESTRUCTURING CHARGES	621,274	1,682,543

DEFERRED COMPENSATION OBLIGATION	304,920	55,440

NON-CURRENT CAPITAL LEASE OBLIGATIONS	4,211	5,326

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 17,040,778 and 16,860,267 shares issued and outstanding, respectively	170,408	168,602
Additional paid-in-capital	107,283,181	105,472,838
Accumulated deficit	(36,672,490)	(46,401,856)

Total stockholders’ equity	70,781,099	59,239,584

TOTAL	$105,896,881	$113,023,468

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$33,557,309	$26,229,619	$109,083,969	$74,236,764
Cost of sales	22,645,919	18,090,327	74,352,518	53,112,707

Gross profit	10,911,390	8,139,292	34,731,451	21,124,057

Operating expenses:
General and administrative	7,113,529	5,123,984	21,909,537	15,478,024
Selling, marketing and service	1,251,973	1,114,748	4,465,498	2,431,213
Depreciation and amortization	543,706	386,611	1,528,382	1,084,475
Research and development	29,076	6,327	92,857	108,574
Restructuring charges	—	—	—	14,139,216

Total operating expenses	8,938,284	6,631,670	27,996,274	33,241,502

Operating income (loss)	1,973,106	1,507,622	6,735,177	(12,117,445)

Other income and (expenses):
Management fees	137,115	102,623	450,323	305,905
Interest income	89,020	166,251	434,082	516,652
Interest and finance charges	(54,995)	(18,535)	(157,859)	(32,732)
Equity income	839,445	656,186	3,030,005	1,977,481
Other income	—	107,100	—	663,441
Minority interest	—	5,809	—	5,809

Income (loss) before income taxes	2,983,691	2,527,056	10,491,728	(8,680,889)
Income tax provision	(69,739)	(162,121)	(684,194)	(638,398)

Income (loss) from continuing operations	2,913,952	2,364,935	9,807,534	(9,319,287)

Discontinued operations—Metretek Florida
Loss on disposal	—	—	(42,278)	(140,490)
Income (loss) from operations	—	290,181	(35,890)	493,045

Income (loss) from discontinued operations	—	290,181	(78,168)	352,555

Net income (loss)	$2,913,952	$2,655,116	$9,729,366	$(8,966,732)

PER SHARE AMOUNTS (NOTE 1):
Income (loss) from continuing operations:
Basic	$0.18	$0.15	$0.60	$(0.58)

Diluted	$0.17	$0.14	$0.57	$(0.58)

Net income (loss)
Basic	$0.18	$0.16	$0.59	$(0.56)

Diluted	$0.17	$0.15	$0.57	$(0.56)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,406,789	16,157,500	16,354,118	15,975,083

Diluted	16,922,743	17,153,155	17,116,765	15,975,083

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,729,366	$(8,966,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,528,382	1,113,292
Minority interest in subsidiary	—	(5,809)
Deferred income taxes	64,650	—
Loss on disposal of miscellaneous assets	161,533	73,963
Equity in income of unconsolidated affiliate	(3,030,005)	(1,977,481)
Distributions from unconsolidated affiliate	3,375,398	1,994,462
Stock compensation expense	1,576,179	1,027,486
Changes in other assets and liabilities:
Trade receivables, net	(2,537,954)	547,726
Inventories	1,669,830	(7,573,619)
Other current assets	(51,981)	10,808
Assets of discontinued operations held for sale	2,399,589	144,490
Other noncurrent assets	61,923	24,469
Accounts payable	(2,833,968)	(9,815,638)
Restructuring charges, net of cash payments	(3,610,025)	10,453,605
Accrued and other liabilities	(14,328,041)	24,069,750
Liabilites of discontinued operations held for sale	(754,589)	—
Unrecognized tax benefits	77,773	—
Deferred compensation obligation	249,480	—
Retirement annuity	(105,318)	—

Net cash provided by (used in) operating activities	(6,357,778)	11,120,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(15,857,353)	(779,457)
Investment in unconsolidated affiliate	(709,594)	—
Additions to intangible rights and software development	(199,596)	(462,481)
Proceeds from sale of property, plant and equipment	6,150	1,700

Net cash used in investing activities	(16,760,393)	(1,240,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	2,584,000	—
Proceeds from stock option exercises, net of shares tendered	235,970	1,022,159
Principal payments on long-term notes payable	(96,900)	—
Payments on preferred stock redemptions	—	(220,186)
Payments on capital lease obligations	(1,035)	(5,129)

Net cash provided by financing activities	2,722,035	796,844

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,396,136)	10,677,378

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,709,688	15,916,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,313,552	$26,593,838

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007 and
For the Three and Nine Month Periods Ended September 30, 2008 and 2007
1. Summary of Significant Accounting Policies
     Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (our “PowerSecure subsidiary”) and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC and Reid’s Trailer, Inc. dba PowerFab (“PowerFab”); Southern Flow Companies, Inc. (“Southern Flow”); Metretek International, Inc. (formerly known as Metretek, Incorporated) (“Metretek Florida”) and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”); and WaterSecure Holdings, Inc. (“WaterSecure”), collectively referred to as the “Company” or “we” or “us” or “our”.
          These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
          In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of September 30, 2008 and the consolidated results of our operations and cash flows for the three and nine month periods ended September 30, 2008 and September 30, 2007.
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
          Basic and Diluted Earnings (Loss) Per Share — Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period on a basic and diluted basis. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised using the average market price for our stock for the period. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we report a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect of including them in the calculation would be antidilutive. A total of 1,036,637 common shares underlying in-the-money stock options and warrants were excluded from diluted weighted average shares outstanding for the nine months ended September 30, 2007 because their effect would be antidilutive.
     The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income (loss) from continuing operations	$2,913,952	$2,364,935	$9,807,534	$(9,319,287)
Income (loss) from discontinued operations	—	290,181	(78,168)	352,555

Net income (loss)	$2,913,952	$2,655,116	$9,729,366	$(8,966,732)

Basic weighted-average common shares outstanding in period	16,406,789	16,157,500	16,354,118	15,975,083
Add dilutive effects of stock options and warrants	515,954	995,655	762,647	—

Diluted weighted-average common shares outstanding in period	16,922,743	17,153,155	17,116,765	15,975,083

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.18	$0.15	$0.60	$(0.58)
Income (loss) from discontinued operations	—	0.01	(0.01)	0.02

Basic earnings (loss) per common share	$0.18	$0.16	$0.59	$(0.56)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.17	$0.14	$0.57	$(0.58)
Income (loss) from discontinued operations	—	0.01	—	0.02

Diluted earnings (loss) per common share	$0.17	$0.15	$0.57	$(0.56)

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
          In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157 became effective upon issuance, including prior periods for which financial statements have not been issued. We have adopted FSP FAS 157 for the consolidated financial statements contained within this Form 10-Q. The adoption of FSP FAS 157-3 had no effect on our financial position or results of operations.
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
          Business Combinations — In December 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact that the adoption of FAS 141(R) will have on our financial position and results of operations.
          Derivative Instruments and Hedging Activities — In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS No. 133 by requiring expanded disclosures about, but does not change the accounting for, derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact that the adoption of FAS 161 will have on our financial position and results of operations.
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
2. Investment in Unconsolidated Affiliate
          Through WaterSecure, we own a significant minority equity interest in Marcum Midstream 1995-2 Business Trust (“MM 1995-2”), which we account for under the equity method. MM 1995-2 owns and operates six water disposal wells located at five facilities in northeastern Colorado. On July 2, 2008, WaterSecure purchased additional equity interests in

MM 1995-2 for an aggregate purchase price of $710,000. The additional equity interests acquired increased WaterSecure’s ownership interest to 40.45% of MM 1995-2, from 36.26% at December 31, 2007. The balance of our equity investment in MM 1995-2 includes approximately $841,000 and $719,000 of unamortized purchase premiums we paid on our acquired interests at September 30, 2008 and December 31, 2007, respectively. The premiums are being amortized over a remaining period of 12 years, which represents the weighted average useful life of the underlying assets acquired.
          The following table sets forth certain summarized financial information for MM 1995-2 at September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007:

	September 30,	December 31,
	2008	2007

Total current assets	$2,741,876	$3,136,735
Property, plant and equipment, net	7,988,098	8,366,745
Total other assets	7,499	13,469

Total assets	$10,737,473	$11,516,949

Total current liabilities	$1,405,505	$1,362,482
Long-term note payable	1,934,241	2,372,807
Total shareholders’ equity	7,397,727	7,781,660

Total liabilities and shareholders’ equity	$10,737,473	$11,516,949

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total revenues	$4,404,281	$3,189,887	$14,771,503	$9,493,031
Total costs and expenses	2,328,983	1,380,367	6,655,437	4,039,859

Net income	$2,075,298	$1,809,520	$8,116,066	$5,453,172

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
          As a result of the sale, we recorded an after-tax estimated loss on disposal of our discontinued operations of $1,120,000 during the fourth quarter of fiscal 2007. Upon closing of the sale, we recorded an additional loss on disposition in the amount of $42,278 to reflect changes in assets and liabilities sold from December 31, 2007 to the date of closing. This non-cash charge represents our current estimate of the actual losses incurred. Additional losses may be recorded to the extent indemnity obligations are incurred, or warranty and other obligations exceed amounts we have currently reserved.
          The accompanying consolidated financial statements have been reclassified for all periods presented to reflect the operations of Metretek Florida as discontinued operations. We ceased recording depreciation upon classification of the assets as discontinued operations in January 2008. Depreciation and amortization expense of Metretek Florida during the three and nine months ended September 30, 2007 was $8,786 and $19,169, respectively. The following table sets forth the results of discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues	$—	$1,512,976	$1,284,576	$3,707,925
Operating expenses	—	1,222,795	1,320,466	3,214,880

Income (loss) from operations	—	290,181	(35,890)	493,045
Loss on disposal	—	—	(42,278)	(140,490)

Income (loss) from discontinued operations	$—	$290,181	$(78,168)	$352,555

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

          Net cash flows of our discontinued operations from the categories of investing and financing activities were not significant for the three and nine months ended September 30, 2008 and 2007.
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
          While the Credit Facility primarily functions as a $25 million revolving line of credit, we are permitted to carve out up to three term loans, in an aggregate amount of up to $5 million, to fund acquisitions, with each term loan having the tenor and amortization of seven years and maturing on August 23, 2016. Any amounts borrowed under any term loans reduce the aggregate amount of the revolving loan available for borrowing.
          Outstanding balances under the Credit Facility bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at the Agent’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated earnings before interest, taxes, deprecation and amortization (“EBITDA”) for the four consecutive fiscal quarters ending on such date. The Agent’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus

0.50%, and the Agent’s prime commercial lending rate. Through September 30, 2008, we did not borrow any amounts under the Credit Facility.
          The Credit Facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash paid for taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At September 30, 2008, we were in compliance with these financial covenants.
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
          Equipment Line — On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7,500,000 level to $10,000,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit expires on September 30, 2009 (subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar.

There were no balances borrowed or outstanding under the Equipment Line with Caterpillar at or during the period ended September 30, 2008.
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
          Stock Options — Historically, we have granted stock options to employees, directors, advisors and consultants under three stock plans. Under our 1991 Stock Option Plan, as amended (the “1991 Stock Plan”), we granted incentive stock options and non-qualified stock options to purchase common stock to officers, employees and consultants. Options that were granted under the 1991 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant and had a term of ten years, the vesting of which was determined on the date of the grant, but generally contained a 2-4 year vesting period. Under our Directors’ Stock Plan as amended (“Directors’ Stock Plan”), we granted non-qualified stock options to purchase common stock to our non-employee directors at an exercise price not less than the fair market value of our common stock on the date of grant. Options that were granted under the Director’s Stock Plan generally had a term of ten years and vested on the date of grant. Certain options granted to officers and non-employee directors under the 1991 Stock Plan and the Directors Stock Plan contained limited rights for receipt of cash for appreciation in stock value in the event of certain changes in control. At September 30, 2008, there were no options outstanding under the 1991 Stock Plan or the Directors’ Stock Plan.
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
          In March 2008, our board of directors adopted the PowerSecure International, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”), which was approved by our stockholders at the

Annual Meeting of Stockholders held on June 9, 2008. The 2008 Stock Plan authorizes our board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for up to an aggregate of 600,000 shares of our common stock. Stock options granted under the 2008 Stock Plan must contain exercise prices not less than the fair market value of our common stock on the date of grant, and must contain a term not in excess of 10 years from the date of grant. There were no stock options granted under the 2008 Stock Plan through September 30, 2008. The 2008 Stock Plan replaced our 1998 Stock Plan.
          Net income for the three months ended September 30, 2008 and 2007 includes $103,000 and $313,000, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the nine months ended September 30, 2008 and 2007 includes $513,000 and $781,000 of pretax compensation costs, respectively, related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the three and nine months ended September 30, 2008 was $63,000 and $313,000, respectively. There were no net income tax benefits related to our stock-based compensation arrangements during the three and nine months ended September 30, 2007 because a valuation allowance was provided for nearly all of our net deferred tax assets. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
          A summary of option activity for the nine months ended September 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2007	1,727,868	$5.34
Granted-Directors	—	—
Granted-Employees	30,000	12.14
Exercised	(149,333)	3.15
Canceled	—	—
Forfeited	(62,500)	11.22

Balance, September 30, 2008	1,546,035	$5.44	5.38	$0.62

Exercisable, September 30, 2008	1,297,035	$4.45	4.98	$1.62

          A summary of option activity for the nine months ended September 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085,344	$4.61
Granted-Directors	37,500	12.72
Granted-Employees	25,000	12.29
Exercised	(402,058)	2.67
Canceled	—	—
Forfeited	(13,750)	8.26

Balance, September 30, 2007	1,732,036	$5.30	6.20	$7.23

Exercisable, September 30, 2007	1,496,278	$3.84	5.56	$8.71

          The weighted average grant date fair value of the 30,000 options granted to employees during the nine months ended September 30, 2008 was $6.51. There were no stock options granted to directors during the nine months ended September 30, 2008. The weighted average grant date fair value of the 37,500 options granted to directors during the nine months ended September 30, 2007 was $8.29. The weighted average grant date fair value of the 25,000 options granted to employees during the nine months ended September 30, 2007 was $8.00. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	2008	2007
Expected stock price volatilility	60.3%	75.7%
Risk Free interest rate	2.96%	5.09%
Annual dividends	$—	$—
Expected life	5 years	5 years
          We amortize the fair value of stock option grants over the applicable vesting period using the straight-line method and assuming a forfeiture rate of 5%. As of September 30, 2008 and December 31 2007, there was $1,277,000 and $1,979,000, respectively, of total unrecognized compensation costs related to all of our outstanding stock options. These costs at September 30, 2008 are expected to be recognized over a weighted average period of 1.3 years.
          During the three months ended September 30, 2008 and 2007, the total intrinsic value of stock options exercised was $49,000 and $2,398,000, respectively, and the total fair value of stock options vested was $84,000 and $164,000, respectively. During the nine months ended September 30, 2008 and 2007, the total intrinsic value of stock options exercised was $996,000 and $4,421,000, respectively, and the total fair value of stock options vested was $711,000 and $861,000, respectively.
          Cash received from stock option exercises for the three months ended September 30, 2008 and 2007 was $23,000 and $621,000, respectively. Cash received from stock option exercises for the nine months ended September 30, 2008 and 2007 was $471,000 and

$1,022,000, respectively.
          Restricted Stock Awards — We have granted restricted stock awards under our 1998 Stock Plan and under our 2008 Stock Plan. A total of 12,500 and 50,648 restricted shares were granted under the 2008 Stock Plan during the three and nine months ended September 30, 2008, respectively. Net income for the three and nine months ended September 30, 2008 includes $257,000 and $1,063,000, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. A total of 600,000 restricted shares were granted under the 2008 Stock Plan during the nine months ended September 30, 2007. Net income for the three and nine months ended September 30, 2007 includes $247,000 and $247,000, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three and nine months ended September 30, 2008 and 2007 is included in general and administrative expenses in the accompanying consolidated statements of operations.
          A summary of unvested restricted stock award activity for the nine months ended September 30, 2008 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2007	640,500	$12.48
Granted-Directors	23,148	8.64
Granted-Officers	—	—
Granted-Employees	27,500	7.45
Vested	(65,788)	12.01
Forfeited	—	—

Balance, September 30, 2008	625,360	$12.16

          A summary of unvested restricted stock award activity for the nine months ended September 30, 2007 is as follows:

Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2006	—	$—
Granted-Directors	—	—
Granted-Officers	600,000	12.34
Granted-Employees	—	—
Vested	—	—
Forfeited	—	—

Balance, September 30, 2007	600,000	$12.34

          Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal quarterly amounts over one year. The restricted shares granted to employees vest in equal annual amounts over five years. The restricted shares previously granted to officers vest as follows:
•	A total of 300,000 restricted shares will “cliff vest” in their entirety on August 15, 2012.

•	A total of 22,500 restricted shares will “cliff vest” in their entirety on December 10, 2012.

•	The remaining 258,000 restricted shares vest in four equal annual installments, commencing when our annual report on Form 10-K for the year ended December 31, 2008 is filed, based upon the achievement of performance targets each year relating to our income from continuing operations for fiscal years 2008 through 2012.
All restricted and unvested shares will automatically vest upon a change in control.
          The fair value of the restricted shares that vest over time is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares are expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At September 30, 2008, the balance of unrecognized compensation cost related to unvested restricted shares was $6,278,000, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 4.4 years.
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
          From time to time, in the ordinary course of business we encounter performance issues with key component parts we utilize in our distributed generation systems, switchgear systems, and lighting products, such as engines, generators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, switchgear systems and lighting systems for component part malfunctions, whether or not covered under manufacturers' warranties and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues. These risks also include the potential material and adverse effects on our business, operations, reputation and financial results due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues.

          Although we believe our suppliers’ warranties generally cover these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, or the performance issues are not covered by manufacturer’s warranties, and our customers may claim to incur damages as a result of those performance issues. In those cases, we vigorously defend our position and rights, including our warranty rights, and we take all commercially practical actions to ensure our customers are fully satisfied with the quality of our products and services and do not incur any damages. As of the date of this report, we have identified performance issues with approximately $5-10 million of manufacturer’s component parts installed in distributed generation systems deployed at customer’s sites, and additional performance issues could arise from time to time in the future. We are working collaboratively with the manufacturers to resolve these issues. However, in the event the manufacturers’ solutions do not fully satisfy the required performance standards, we could incur additional costs to replace, rebuild, or repair these systems, as well as incur adverse material future financial consequences related to the cancellation of customer contracts. In certain instances, these performance issues could also result in customer’s claims for damages. We currently expect the manufacturers to rectify these performance issues to meet our customers’ required performance standards with minimal additional cost to us, however, we cannot provide any assurance that an acceptable solution will be achieved in each case, or if a solution is achieved the timing or costs to us associated with such solutions. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business. Accordingly, potential negative financial impacts from these items cannot be estimated at this time.
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
          Distributed Generation and Energy Efficiency — The operations of our distributed generation and energy efficiency segment are conducted by our PowerSecure subsidiary. Our PowerSecure subsidiary commenced operations in September 2000. Our PowerSecure subsidiary’s operating segment activities include products and services related to distributed generation, utility infrastructure, and energy efficiency. Our PowerSecure subsidiary provides products and services to utilities and their commercial, institutional, and industrial customers. Our PowerSecure subsidiary’s distributed generation products and services involve the deployment of electric generation equipment that supplements the electric power grid, enabling utilities to avoid new investments in infrastructure for transmitting and distributing power, and providing their customers with dependable backup power with a strong return on investment. The distributed generation equipment is generally located at the utilities’ end-customer’s business sites. Our PowerSecure subsidiary has sophisticated monitoring systems and electrical switching technologies, which work in tandem to reduce customers’ costs by managing load curtailment during peak power periods, and also ensure backup power is available during power outages. In addition to its core distributed generation products and services, our PowerSecure subsidiary provides utilities with regulatory consulting, energy system engineering and construction, and energy conservation services. Our PowerSecure subsidiary also provides commercial and industrial customers with the identification, design and installation of cost effective energy improvement systems for lighting, building controls, and other facility upgrades. Through September 30, 2008, the majority of our PowerSecure subsidiary’s revenues have been generated from sales of distributed generation systems on a “turn-key” basis, where the customer purchases the systems from our PowerSecure subsidiary. Our PowerSecure subsidiary also markets its distributed generation products and services in a recurring revenue model that is expected to generate an increasing proportion of our PowerSecure subsidiary’s revenues in future years.
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

Summarized Segment Financial Information
(all amounts reported in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
PowerSecure	$28,706	$22,128	$94,869	$62,257
Southern Flow	4,851	4,101	14,215	11,979

Total	$33,557	$26,229	$109,084	$74,236

Gross profit:
PowerSecure	$9,755	$7,038	$30,848	$17,833
Southern Flow	1,156	1,101	3,883	3,291

Total	$10,911	$8,139	$34,731	$21,124

Segment profit (loss) (1):
PowerSecure	$2,408	$1,576	$8,087	$2,349
Southern Flow	591	667	2,303	2,006
Other	(1,026)	(735)	(3,655)	(16,472)

Total	$1,973	$1,508	$6,735	$(12,117)

Capital expenditures:
PowerSecure	$742	$291	$15,826	$842
Southern Flow	152	128	231	334
Other	—	11	—	66

Total	$894	$430	$16,057	$1,242

Depreciation and amortization:
PowerSecure	$479	$332	$1,345	$927
Southern Flow	45	37	129	104
Other	20	17	54	53

Total	$544	$386	$1,528	$1,084

	September 30,
	2008	2007
Total assets:
PowerSecure	$79,287	$82,343
Southern Flow	11,922	12,704
Other	14,688	12,065

Total	$105,897	$107,112

(1)	Segment profit (loss) represents operating income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
          The following discussion and analysis of our consolidated results of operations for the three and nine month period ended September 30, 2008, which we refer to as the third quarter 2008 and nine month period 2008, respectively, and the three and nine month period ended September 30, 2007, which we refer to as the third quarter 2007 and nine month period 2007, respectively, and of our consolidated financial condition as of September 30, 2008 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
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
          As an expanding company, we have developed a series of businesses centered around distributed generation, with a core turnkey distributed generation business. Commencing in late 2005, we have received several significant orders from our largest customer, Publix Super Markets, that have resulted in numerous projects in our core business and generated a significant amount of our revenues. We expect Publix will provide a significant amount of our revenues in fiscal 2008, although in a smaller portion than in previous years, as both the absolute amount of revenues from Publix will decline during the second half of fiscal 2008 as we complete the backlog of Publix orders, and as revenues from other customers continue to expand.
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
Recent Developments
          We have begun implementing a marketing and business strategy designed to increase the percentage of our revenues that recur on an annual basis. Since late 2007, our efforts with this strategy have resulted in several new long-term recurring revenue contracts with utility partners and their customers to provide them with efficient standby power and the utilities with access to reliable distributed generation assets during peak power periods. Fulfilling our recurring revenue orders is expected to result in an increased and more stable base of future revenue, profit, and cash flow, and will require a substantial increase in capital costs, including working capital and possible debt financing, as well as extend revenue and profit recognition over longer periods compared to our traditional project-based turnkey projects, where revenue and profit is recognized as the project is completed. During the nine month period 2008, we invested $11.2 million in capital expenditures to construct distributed generation assets and generate future recurring revenue and profit under existing contracts. For the full-year 2008, we expect to incur approximately $20 million in total capital expenditures, with the majority of this investment expected to be made for recurring revenue projects.
          From the end of the second quarter 2008 up through the date of this filing, we were awarded a total of $15 million of new business in our PowerSecure subsidiary, $12 million of which is project-based business expected to be recognized as revenue primarily during the period between the fourth quarter 2008 through 2009 and $3 million of which was for recurring revenue contracts expected to be recognized over the next 5-10 years.
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
          During the third quarter 2008, WaterSecure purchased additional equity interests in MM 1995-2 for an aggregate purchase price of $710,000. The additional equity interests acquired increased WaterSecure’s ownership interest to 40.45% of MM 1995-2 from 36.26% at December 31, 2007.
          Due to an increase in revenues by our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during the third quarter 2008 increased by $7.3 million, representing a 27.9% increase compared to our third quarter 2007 consolidated revenues. As a result of increased investment in personnel and related expenses and infrastructure costs during the third quarter 2008, our total operating expenses increased by $2.3 million, or 34.8%, compared to our third quarter 2007 operating expenses. In addition, our third quarter 2008 management fees and equity income from the WaterSecure operations increased by a combined $0.2 million compared to the third quarter 2007. Our income from continuing operations and net income was $2.9 million during the third quarter 2008, versus income from continuing operations of $2.4 million and net income of $2.7 million (including $0.3 million income from discontinued operations) during the third quarter 2007.
          Due to an increase in revenues by our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during the nine month period 2008 increased by $34.8 million,

representing a 46.9% increase compared to our nine month period 2007 consolidated revenues. Our nine month period 2007 operating expenses included a restructuring charge of $14.1 million. As a result, notwithstanding increased investment in personnel and related expenses and infrastructure costs during the nine month period 2008, our total operating expenses decreased by $5.2 million, or 15.8% compared to our nine month period 2007 operating expenses. In addition, our nine month 2008 management fees and equity income from the WaterSecure operations increased by a combined $1.2 million compared to the nine month period 2007. Finally, our nine month period 2007 other income included a combined $663,000 of litigation settlement income and gain from a fire related claim while there were no similar amounts during our nine month period 2008. Our income from continuing operations was $9.8 million during the nine month period 2008, versus a loss from continuing operations of $9.3 million during the nine month period 2007. Our net income was $9.7 million during the nine month period 2008, which included a loss from discontinued operations of $78,000, as compared to a net loss of $9.0 million during the nine month period 2007, which included income from discontinued operations of $353,000.
          Our total backlog of orders and projects we have been awarded was $97 million at September 30, 2008 which compares to $112 million at June 30, 2008. This includes project-based revenues projected to be recognized as projects are completed, and recurring revenue contracts which are projected to be recognized over the life of the contract, as indicated in the table below:
Revenue backlog to be recognized after September 30, 2008

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue—Near term	$39 Million	4Q08-2Q09
Project-based Revenue—Long term	$26 Million	2H09-2011
Recurring Revenue	$32 Million	4Q08 through 2014

Backlog to be recognized after September 30, 2008	$97 Million
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
          As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our quarter ended September 30, 2008, will be indicative of our future results, especially in light of the current challenges in the economy.
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
          Distributed Generation and Energy Efficiency
          Our distributed generation and energy efficiency segment is conducted by our PowerSecure subsidiary. The primary elements of our PowerSecure subsidiary’s distributed generation products and services include project design and engineering, negotiation with utilities to establish tariff structures and power interconnects, generator acquisition and installation, process control and switchgear design and installation, and ongoing project monitoring and servicing. Our PowerSecure subsidiary markets its distributed generation products and services directly to large end-users of electricity and through relationships with utilities. Through September 30, 2008, the majority of our PowerSecure subsidiary’s revenues have been generated from sales of distributed generation systems on a turn-key basis, where the customer purchases the system from our PowerSecure subsidiary. Our PowerSecure subsidiary also markets its distributed generation products and services in a recurring revenue model where the customer pays for the benefits of the system on an ongoing basis and PowerSecure retains ownership of the system. This recurring revenue model is expected to become a more significant portion of our business and our revenues in future periods.
          Our PowerSecure subsidiary is an expanding company that has developed a series of businesses complementary to its core turn-key distributed generation business. Since late 2005, our PowerSecure subsidiary has received several significant orders from its largest customer, Publix Super Markets, that have resulted in numerous projects in our PowerSecure subsidiary’s core business generating a significant amount of our PowerSecure subsidiary’s revenues in recent years.
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
Results of Operations
          The following discussion regarding revenues, gross profit, costs and expenses, and other income and expenses for the third quarter 2008 compared to the third quarter 2007 and for the nine month period 2008 compared to the nine month period 2007 excludes revenues, gross profit, and costs and expenses of the discontinued Metretek Florida segment operations.
          Third Quarter 2008 Compared to Third Quarter 2007
          Revenues
          Our revenues are generated entirely by sales and services provided by our PowerSecure subsidiary and Southern Flow. The following table summarizes our revenues for the periods indicated:

			Period-over-Period
	Quarter Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
Segment Revenues:
PowerSecure	$28,706	$22,128	$6,578	29.7%
Southern Flow	4,851	4,101	750	18.3%

Total	$33,557	$26,229	$7,328	27.9%

          Our consolidated revenues for the third quarter 2008 increased $7.3 million, or 27.9%, compared to the third quarter 2007 due primarily to a significant increase of our PowerSecure subsidiary’s revenues, together with a smaller increase in sales and service revenues at Southern Flow.
          Our PowerSecure subsidiary’s distributed generation sales are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects.

Our PowerSecure subsidiary’s distributed generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our PowerSecure subsidiary’s sales increased $6.6 million, or 29.7%, during the third quarter 2008 compared to the third quarter 2007. This increase was the net result of a $10.6 million increase in revenues from non-Publix customers, offset in part by a $4.0 million decrease in revenues from our largest customer, Publix. Overall, revenues from our traditional distributed generation project activity increased $0.6 million while the revenues from our other PowerSecure subsidiary business activities increased by $5.9 million during the third quarter 2008 compared to the third quarter 2007. The timing of the work performed and the effect of the percentage of completion of in-process projects during the third quarter 2008 resulted in the overall increase in sales and service revenues compared to the third quarter 2007. The continued growth of our revenues will depend on those factors as well as upon our ability to secure new significant purchase orders, as well as the amount and proportion of future recurring revenue projects, which sacrifices near-term revenue for more profitable long-term annual recurring revenues in the future.
          The following table summarizes our PowerSecure subsidiary’s revenues from Publix and from all other customers for the periods indicated:

	Quarter Ended September 30,
	2008	2007
	(In thousands)

Revenues from Publix projects	$9,002	$13,035
All other PowerSecure subsidiary revenues	19,704	9,093

Total PowerSecure subsidiary revenues	$28,706	$22,128

Publix as a percentage of total PowerSecure subsidiary revenues	31.4%	58.9%
          We expect that revenues from Publix will constitute a smaller portion of our total revenues in future periods than it has in recent years, because our anticipated future projects, and thus revenues, from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount in future periods, and because we expect continued growth in revenues from other customers.
          Southern Flow’s sales and service revenue increased $750,000, or 18.3%, during the third quarter 2008, as compared to the third quarter 2007, due to a $498,000 increase in field and service related revenues, together with a $252,000 increase in equipment sales. The increase in field and other service related revenue in the third quarter 2008 was due to continued favorable market conditions in the oil and gas sector as well as recently implemented strategies and incentive programs designed to accelerate its growth. Notwithstanding Southern Flow’s increase in third quarter field and service related revenues, its revenue generating activities were adversely affected by operational disruptions due to hurricane activity in the Gulf during the period. The adverse effects of the hurricanes were somewhat mitigated by increased equipment sales to customers affected by the hurricanes, but these equipment sales are generally made at lower margins compared to Southern Flow’s core field and service revenues.

          Gross Profit and Gross Profit Margins
          Our gross profit represents our revenues less our cost of sales. Our gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated:

			Period-over-Period
	Quarter Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
Segment Cost of Sales and Services:
PowerSecure	$18,951	$15,090	$3,861	25.6%
Southern Flow	3,695	3,000	695	23.2%

Total	$22,646	$18,090	$4,556	25.2%

Segment Gross Profit:
PowerSecure	$9,755	$7,038	$2,717	38.6%
Southern Flow	1,156	1,101	55	5.0%

Total	$10,911	$8,139	$2,772	34.1%

Segment Gross Profit Margins:
PowerSecure	34.0%	31.8%
Southern Flow	23.8%	26.8%
Total	32.5%	31.0%
          Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 25.2% increase in our consolidated cost of sales and services for the third quarter 2008, compared to the third quarter 2007, was attributable almost entirely to the costs associated with a 27.9% increase in sales.
          The 25.6% increase in our PowerSecure subsidiary’s costs of sales and services in the third quarter 2008 was a result in part from the costs associated with a 29.7% increase in our PowerSecure subsidiary’s sales and services revenue, offset in part by the factors leading to the improvement in our PowerSecure subsidiary’s gross profit margin. Our PowerSecure subsidiary’s third quarter 2008 gross profit increased $2.7 million, or 38.6% compared to the third quarter 2007. Additionally, our PowerSecure subsidiary’s gross profit margin increased by 2.2 percentage points over the prior year period, to 34.0%. A total of $2.4 million, or 86% of the gross profit increase was driven by our PowerSecure subsidiary’s broad-based revenue gains, and $0.4 million, or 14% of the increase was driven by a favorable mix of higher margin projects.
          The 23.2% increase in our Southern Flow subsidiary’s costs of sales and services in the third quarter 2008 is the result in part from the costs associated with an 18.3% increase in its sales and service revenues, together with the factors leading to the decline in our Southern Flow subsidiary’s gross profit margin. Southern Flow’s gross profit margin decreased to 23.8% for the third quarter 2008, compared to 26.8% during the third quarter 2007, which decrease is due to the adverse effects of hurricanes in the Gulf which impeded our field and service personnel for several days during the third quarter 2008. The hurricanes hindered our Southern Flow subsidiary’s ability to generate service revenue, but its underlying cost of services structure remained the same during the period. There were no similar hurricane disruptions during the third quarter 2007. As a result, our Southern Flow subsidiary’s gross profit margin declined during the third quarter 2008 compared to the third quarter 2007.
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
          Operating Expenses
          Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, research and development, and restructuring charges. The following table sets forth our operating expenses for the periods indicated:

			Period-over-Period
	Quarter Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
Operating Expenses:

General and administrative	$7,113	$5,124	$1,989	38.8%
Selling, marketing and service	1,252	1,115	137	12.3%
Depreciation and amortization	544	387	157	40.6%
Research and development	29	6	23	383.3%

Total	$8,938	$6,632	$2,306	34.8%

          Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. We expect our recent operating expense increases to moderate in the near-term. However, over the long-term, as we continue to grow and invest in future business opportunities, we expect that our personnel costs will likewise continue to increase as we continue to hire new employees and as a result of performance-based compensation that rewards our financial success by increasing our compensation expenses through the payment of bonuses tied to financial performance. For example, we had 392 full-time employees in our continuing operations in September 2008 compared to 328 full-time employees in September 2007.
          General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 38.8% increase in our consolidated general and administrative expenses in the third quarter 2008, as compared to the third quarter 2007, was due to increases in personnel and related overhead costs associated with the development and growth of our business. The following table provides further detail of our general and administrative expenses:

			Period-over-Period
	Quarter Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)

PowerSecure Subsidiary G&A Expense:
Personnel costs	$3,740	$2,623	$1,117	42.6%
Vehicle lease and rental	676	385	291	75.6%
Insurance	249	200	49	24.5%
Rent-office and equipment	206	181	25	13.8%
Professional fees and consulting	96	119	(23)	-19.3%
Travel	212	100	112	112.0%
Other	415	404	11	2.7%
Southern Flow G&A Expense	513	394	119	30.2%
Corporate Overhead Expense	1,006	718	288	40.1%

Total	$7,113	$5,124	$1,989	38.8%

          The increase in our PowerSecure subsidiary’s personnel costs is due to additional personnel to support the growth in operations of our PowerSecure subsidiary, additional stock compensation expense, higher employee benefit costs, and increases in bonuses and incentive compensation expense resulting from our PowerSecure subsidiary’s profit gains in the third quarter 2008, compared to the third quarter 2007. We expect such personnel costs, as the largest component of our general and administrative expenses, to level off in the near-term but continue to increase over the long-term at our PowerSecure subsidiary as we continue to hire additional employees and reward them for performance in connection with our anticipated growth. Other general and administrative expense for our PowerSecure subsidiary include equipment supplies, computer supplies, office cleaning and security, office supplies, postage, repairs and maintenance, telephone, training, utilities and other taxes.
          Southern Flow general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our natural gas measurement services segment. The increase in our Southern Flow subsidiary’s general and administrative expense is due to additional personnel to support the growth in operations of our Southern Flow subsidiary, higher employee benefit costs, higher rent expense, and increased legal and accounting costs. While general and administrative expenses at Southern Flow have generally risen at modest rates in the past, recent initiatives to increase its growth will likely result in increased general and administrative expenses to support the future growth of our Southern Flow subsidiary.
          Corporate overhead general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our subsidiaries, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our restricted stock grants which we do not allocate to the subsidiaries. Overall, these costs increased due to the amortization of stock compensation expense on restricted stock grants, an increase in personnel costs, and an increase in accounting and legal costs.
          Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 12.3% increase in selling, marketing and service expenses in the third quarter 2008, as compared to the third quarter 2007, was due nearly entirely to increased personnel and travel costs partially offset by a reduction in commission costs and bad debt expense at our PowerSecure subsidiary. The following table provides further detail of our selling, marketing and service expenses at our PowerSecure subsidiary:

			Period-over-Period
	Quarter Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure Selling and Marketing Expense:
Salaries	$523	$291	$232	79.7%
Commission	507	608	(101)	-16.6%
Travel	148	72	76	105.6%
Advertising and promotion	72	89	(17)	-19.1%
Bad debt expense	(5)	51	(56)	-109.8%
Other business development costs	7	4	3	75.0%

Total	$1,252	$1,115	$137	12.3%

          Selling and marketing salary expenses increased due to additional sales personnel in the third quarter 2008, as compared to the third quarter 2007. In the future, we expect our selling, marketing and services expenses to continue to increase to support our anticipated future growth.
          Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 40.6% increase in depreciation and amortization expenses in the third quarter 2008, as compared to the third quarter 2007, primarily reflected an increase in depreciable assets acquired by our PowerSecure subsidiary throughout fiscal 2007 and the purchase of its primary office facility in January 2008. As a result of the above, our PowerSecure subsidiary’s depreciation and amortization expenses increased in the third quarter 2008 by $148,000, or 44.2%, compared to the third quarter 2007.
          Research and Development Expenses. Research and development expenses include the cost of materials and payments to consultants related to product design and development at our PowerSecure subsidiary. The increase in research and development expenses in the third quarter 2008, as compared to the third quarter 2007, primarily reflects product design and prototype costs for certain new technologies incurred in the third quarter 2008 for which there were no similar costs incurred in the third quarter 2007.
          Other Income and Expenses
          Our other income and expenses include management fees we earn as managing trustee of our equity investee relating to the WaterSecure operations, interest income, interest expense, equity income, income from litigation settlements, minority interest, and income taxes. The following table sets forth our other income and expenses for the periods indicated:

			Period-over-Period
	Quarter Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
Other Income and (Expenses):
Management fees	$137	$103	$34	33.0%
Interest income	89	166	(77)	-46.4%
Interest and finance charges	(55)	(19)	(36)	-189.5%
Equity income	839	656	183	27.9%
Other income	—	107	(107)	-100.0%
Minority interest	—	6	(6)	-100.0%
Income tax benefit (provision)	(70)	(162)	92	56.8%
          Management Fees. Management fees consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. The WaterSecure operations experienced strong revenue growth in the third quarter 2008 as a result of favorable market conditions in the oil and gas sector in the region in which it operates. As a direct result, our management fees increased in the third quarter 2008 by 33.0% compared to the third quarter 2007.
          Interest Income. Interest income consists of interest we earn on our cash and cash equivalent balances. Interest income decreased $77,000 during the third quarter 2008, as compared to the third quarter 2007. This decrease was a result of lower cash and cash equivalent balances and lower rates earned on our cash and cash equivalent balances in the third quarter 2008 compared to the third quarter 2007. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our working capital needs, and future interest rates.
          Interest and Finance Charges. Interest and finance charges include interest and finance charges on our working capital and term loan credit facilities. The $36,000 increase in interest and finance charges in the third quarter 2008, as compared to the third quarter 2007, reflects the unused line fee and amortization of our finance charges incurred on our line of credit with Citibank as well as interest and amortized finance charges on our term credit facility from Citibank to finance the purchase of our corporate headquarters and operational facilities of our PowerSecure subsidiary in Wake Forest, North Carolina. We expect our future interest and finance charges to increase as a result of our January 2008 term credit agreement and as a result of anticipated borrowings to fund our future expected growth, including financing potential significant recurring revenue projects.
          Equity Income. Equity income consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations as well as changes in our ownership interest. During the third quarter 2008, our equity income increased by $183,000, or 27.9%, over the third quarter 2007. The performance of the WaterSecure operations, and our related equity income, was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates. In addition, in July 2008 we purchased additional interests in our WaterSecure operations which resulted in additional equity income in the third quarter 2008 compared to the third quarter 2007. Notwithstanding our increased ownership in the WaterSecure operations, however, there is no assurance that the WaterSecure operations, and our related equity income, will continue to increase in the future.
          Other Income. Other income for the third quarter 2007 consists of income from outstanding litigation claims against other parties involved in a class action lawsuit that we had previously settled with the class. There were no items of other income for the third quarter 2008.
          Minority Interest. Minority interest consists of the minority shareholder’s interest in the losses of EfficientLights for the third quarter 2007. The minority shareholder’s interest in accumulated losses of EfficientLights exceeded its basis in EfficientLights at December 31, 2007. Accordingly, we discontinued recording additional minority interest losses in EfficientLights effective January 1, 2008.
          Income Taxes. We account for income taxes in accordance with Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”), and Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Under the provisions of FAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in our financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. Our income tax benefit or provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. Historically, our federal income tax expense has been insignificant, generally limited to federal alternative minimum tax, because of our consolidated net operating losses. The decrease in the third quarter 2008 income tax provision compared to the third quarter 2007 is due to the effects of management’s current assessment that a small portion of its deferred tax asset will be realized during 2008. Management’s assessment is based on its judgment and its estimates concerning future events, including the generation of taxable income in 2009.
Nine Month Period 2008 Compared to Nine Month Period 2007
          Revenues
          The following table summarizes our revenues for the periods indicated:

			Period-over-Period
	Nine Months Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
Segment Revenues:
PowerSecure	$94,869	$62,257	$32,612	52.4%
Southern Flow	14,215	11,979	2,236	18.7%

Total	$109,084	$74,236	$34,848	46.9%

          Our consolidated revenues for the nine month period 2008 increased $34.8 million, or 46.9%, compared to the nine month period 2007 due primarily to a significant increase of our PowerSecure subsidiary’s revenues, together with a smaller increase in sales and service revenues at Southern Flow.
          Our PowerSecure subsidiary’s distributed generation sales are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. Our PowerSecure subsidiary’s distributed generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our PowerSecure subsidiary’s sales increased $32.6 million, or 52.4%, during the nine month period 2008 compared to the nine month period 2007. The increase in our PowerSecure subsidiary’s revenues during the nine month period 2008 compared to the nine month period 2007 was due to the combined effects of a $7.2 million increase in its revenues from its largest customer, Publix, together with an increase of $25.4 million in revenues from other customers. The timing of the work performed and the effect of the percentage of completion of in-process projects during the nine month period 2008 resulted in the overall increase in sales and service revenues compared to the nine month period 2007. The continued growth of our revenues will depend on those factors as well as upon our ability to secure new significant purchase orders, as well as the amount and proportion of future recurring revenue projects, which sacrifices near-term revenue for long-term annual recurring revenues in the future.
          The following table summarizes our PowerSecure subsidiary’s revenues from Publix and from all other customers for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Revenues from Publix projects	$42,093	$34,932
All other PowerSecure subsidiary revenues	52,776	27,325

Total PowerSecure subsidiary revenues	$94,869	$62,257

Publix as a percentage of total PowerSecure subsidiary revenues	44.4%	56.1%
          We expect that revenues from Publix will constitute a smaller portion of our total revenues in future periods than it has in recent years, because our anticipated future projects, and thus revenues, from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount in future periods, and because we expect continued growth in revenues from other customers.
          Southern Flow’s sales and service revenue increased $2.2 million, or 18.7%, during the nine month period 2008, as compared to the nine month period 2007, due to a $1,696,000 increase in field and service related revenues, together with a $539,000 increase in equipment sales. The increase in field and other service related revenue in the nine month period 2008 was due to continued favorable market conditions in the oil and gas sector.
          Gross Profit and Gross Profit Margins
          The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated:

			Period-over-Period
	Nine Months Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
Segment Cost of Sales and Services:
PowerSecure	$64,021	$44,424	$19,597	44.1%
Southern Flow	10,332	8,688	1,644	18.9%

Total	$74,353	$53,112	$21,241	40.0%

Segment Gross Profit:
PowerSecure	$30,848	$17,833	$13,015	73.0%
Southern Flow	3,883	3,291	592	18.0%

Total	$34,731	$21,124	$13,607	64.4%

Segment Gross Profit Margins:
PowerSecure	32.5%	28.6%
Southern Flow	27.3%	27.5%
Total	31.8%	28.5%
          The 40.0% increase in our consolidated cost of sales and services for the nine month period 2008, compared to the nine month period 2007, was attributable almost entirely to the costs associated with a 46.9% increase in sales.
          The 44.1% increase in our PowerSecure subsidiary’s costs of sales and services in the nine month period 2008 was a result in part from the costs associated with a 52.4% increase in our PowerSecure subsidiary’s sales and services revenue, offset in part by the factors leading to the improvement in our PowerSecure subsidiary’s gross profit margin. Our PowerSecure subsidiary’s gross profit increased $13.0 million, or 73.0% in the nine month period 2008, compared to the nine month period 2007. Additionally, our PowerSecure subsidiary’s gross profit margin increased by 3.9 percentage points in the nine month period 2008 over the nine month period 2007, to 32.5%. A total of $9.4 million, or 72% of the gross profit increase was driven by our PowerSecure subsidiary’s broad-based revenue gains, and $3.7 million, or 28% of the increase was driven by a favorable mix of higher margin projects.
          The 18.9% increase in Southern Flow’s costs of sales and services in the nine month period 2008 is the result of the costs associated with an 18.7% increase in its sales and service revenues. Southern Flow’s gross profit margin decreased to 27.3% for the nine month period 2008, compared to 27.5% during the nine month period 2007, which is within the range of normal fluctuations for Southern Flow.
          Operating Expenses
          The following table sets forth our operating expenses for the periods indicated:

			Period-over-Period
	Nine Months Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
Operating Expenses:
General and administrative	$21,910	$15,478	$6,432	41.6%
Selling, marketing and service	4,465	2,431	2,034	83.7%
Depreciation and amortization	1,528	1,084	444	41.0%
Research and development	93	109	(16)	-14.7%
Restructuring charges	—	14,139	(14,139)	-100.0%

Total	$27,996	$33,241	$(5,245)	-15.8%

     General and Administrative Expenses. The 41.6% increase in our consolidated general and administrative expenses in the nine month period 2008, as compared to the nine month period 2007, was due to increases in personnel and related overhead costs associated with the development and growth of our business. The following table provides further detail of our general and administrative expenses:

			Period-over-Period
	Nine Months Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure Subsidiary G&A Expense:
Personnel costs	$11,063	$7,927	$3,136	39.6%
Vehicle lease and rental	1,794	1,108	686	61.9%
Insurance	706	683	23	3.4%
Rent-office and equipment	656	473	183	38.7%
Professional fees and consulting	435	500	(65)	-13.0%
Travel	667	328	339	103.4%
Other	1,549	1,005	544	54.1%
Southern Flow G&A Expense	1,438	1,173	265	22.6%
Corporate Overhead Expense	3,602	2,281	1,321	57.9%

Total	$21,910	$15,478	$6,432	41.6%

          The increase in our PowerSecure subsidiary’s personnel costs is due to additional personnel to support the growth in operations of our PowerSecure subsidiary, additional stock compensation expense, higher employee benefit costs, and increases in bonuses and incentive compensation expense resulting from our PowerSecure subsidiary’s profit gains in the nine month period 2008, compared to the nine month period 2007. We expect such personnel costs, as the largest component of our general and administrative expenses, to level off in the near-term but continue to increase over the long-term at our PowerSecure subsidiary as we continue to hire additional employees and reward them for performance in connection with our anticipated growth. Other general and administrative expense for our PowerSecure subsidiary include equipment supplies, computer supplies, office cleaning and security, office supplies, postage, repairs and maintenance, telephone, training, utilities and other taxes.
          Southern Flow general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our natural gas measurement services segment. The increase in our Southern Flow subsidiary’s general and administrative expense is due to additional personnel to support the growth in operations of our Southern Flow subsidiary, higher employee benefit costs, higher rent expense, and increased legal and accounting costs. While general and administrative expenses at Southern Flow have generally risen at modest rates in the past, recent initiatives to increase its growth will likely result in increased general and administrative expenses to support future growth of our Southern Flow subsidiary.
          Corporate overhead general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our subsidiaries, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our restricted stock grants which we do not allocate to the subsidiaries. Overall, these costs increased due to the amortization of stock compensation expense on restricted stock grants, an increase in accounting and legal costs, an increase in director expenses and an increase in public company reporting costs.
          Selling, Marketing and Service Expenses. The 83.7% increase in selling, marketing and service expenses in the nine month period 2008, as compared to the nine month period 2007, was due nearly entirely to increased personnel, commission and travel costs at our PowerSecure subsidiary to drive current and future growth along with an increase in bad debt expense and advertising and promotional expense. The following table provides further detail of our selling, marketing and service expenses at our PowerSecure subsidiary:

			Period-over-Period
	Nine Months Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
PowerSecure Selling and Marketing Expense:
Salaries	$1,621	$821	$800	97.4%
Commission	1,841	1,125	716	63.6%
Travel	472	235	237	100.9%
Advertising and promotion	272	149	123	82.6%
Bad debt expense	246	92	154	167.4%
Other business development costs	13	9	4	44.4%

Total	$4,465	$2,431	$2,034	83.7%

          Selling and marketing salary expenses increased due to additional sales personnel in the nine month period 2008, as compared to the nine month period 2007. The increase in commission costs is generally due to the increase in sales. The increase in bad debt expense is due to the combined writeoff of specific accounts as well as an increase in our general allowance reserve reflecting increased sales and receivable balances. In the future, we expect our selling, marketing and services expenses to continue to increase to support our anticipated future growth.
          Depreciation and Amortization Expenses. The 41.0% increase in depreciation and amortization expenses in the nine month period 2008, as compared to the nine month period 2007, primarily reflected an increase in depreciable assets acquired by our PowerSecure subsidiary throughout fiscal 2007 and the purchase of its primary office facility in January 2008. As a result of the above, our PowerSecure subsidiary’s depreciation and amortization expenses increased in the nine month period 2008 by $418,000, or 45.0%, compared to the nine month period 2007.
          Research and Development Expenses. The decrease in research and development expenses in the nine month period 2008, as compared to the nine month period 2007, primarily reflects product design and prototype costs for certain technologies incurred in the nine month period 2007 which were completed and not incurred in the nine month period 2008.
          Restructuring Charges. Restructuring charges of $14.1 million during the nine month period 2007 include the severance and associated costs related to certain organization changes focused on accelerating our growth. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina. We did not incur any similar costs in the nine month period 2008.
          Other Income and Expenses
          The following table sets forth our other income and expenses for the periods indicated:

			Period-over-Period
	Nine Months Ended September 30,		Difference
	2008	2007	$	%
	(In thousands)
Other Income and (Expenses):
Management fees	$450	$306	$144	47.1%
Interest income	434	517	(83)	-16.1%
Interest and finance charges	(158)	(33)	(125)	-378.8%
Equity income	3,030	1,977	1,053	53.3%
Other income	—	663	(663)	-100.0%
Minority interest	—	6	(6)	-100.0%
Income tax benefit (provision)	(684)	(638)	(46)	-7.2%
          Management Fees. The WaterSecure operations experienced strong revenue growth in the nine month period 2008 as a result of favorable market conditions in the oil and gas sector in the region in which it operates. As a direct result, our management fees increased in the nine month period 2008 by 47.1% compared to the nine month period 2007.
          Interest Income. Interest income decreased $83,000 during the nine month period 2008, as compared to the nine month period 2007. This decrease was a result of both a decrease in our cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the nine month period 2008 compared to the nine month period 2007. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our working capital needs, and future interest rates.
          Interest and Finance Charges. The $125,000 increase in interest and finance charges in the nine month period 2008, as compared to the nine month period 2007, reflects the unused line fee and amortization of our finance charges incurred on our line of credit with Citibank as well as interest and amortized finance charges on our term credit facility from Citibank to finance the purchase of our corporate headquarters and operational facilities of our PowerSecure subsidiary in Wake Forest, North Carolina. We expect our future interest and finance charges to increase as a result of our January 2008 term credit agreement and as a result of anticipated borrowings to fund our future expected growth, including financing potential significant recurring revenue projects.
          Equity Income. During the nine month period 2008, our equity income increased by $1,053,000, or 53.3%, over the nine month period 2007. The performance of the WaterSecure operations, and our related equity income, was favorably affected by strong market conditions in the oil and gas sector in the region in which it operates. In July 2008, we purchased additional interests in our WaterSecure operations which also resulted in additional equity income in the nine month period 2008. Notwithstanding our increased ownership interest in the WaterSecure operations, however, there is no assurance that the WaterSecure operations, and our related equity income, will continue to increase in the future.
          Other Income. Other income for the nine month period 2007 consists of income from outstanding litigation claims against other parties involved in a class action lawsuit that we had previously settled with the class along with a net gain from insurance proceeds from a fire claim at Southern Flow. There were no items of other income for the nine month period 2008.
          Minority Interest. Minority interest consists of the minority shareholder’s interest in the losses of EfficientLights for the nine month period 2007. The minority shareholder’s interest in accumulated losses of EfficientLights exceeded its basis in EfficientLights at December 31, 2007. Accordingly, we discontinued recording additional minority interest losses in EfficientLights effective January 1, 2008.
          Income Taxes. The increase in the nine month period 2008 income tax provision compared to the nine month period 2007 is due to increases in both our federal alternative minimum tax and state income taxes. The nine month period 2008 income tax provision also includes the effects of management’s current assessment that a small portion of its deferred tax asset will be realized during 2008. Management’s assessment is based on its judgment and its estimates concerning future events, including the generation of taxable income in 2009.
Fluctuations
          Our revenues, expenses, margins, net income, cash flow and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the size, timing and terms of sales and orders, including large customer orders, such as the significant Publix orders, as well as the effects of customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to continue to grow our business and generate increased revenues from non-Publix customers;

•	our ability to increase our long-term revenues through recurring revenue projects;

•	the effects of the current and future economic and market challenges on our business and revenues, especially due to these effects of these challenges on the timing of orders from our customers;

•	general economic and political conditions such as the current economic situation and the volatility and disruption of the capital and the credit markets;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of fluctuations in the cost of raw materials;

•	the performance of our products, services, and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of development of our new businesses and the growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our product and service implementation process;

•	changes in the mix of products and services having differing margins;

•	changes in our operating expenses;

•	changes in our valuation allowance for our net deferred tax asset.

•	the effects of severe weather conditions, such as hurricanes, on the demand requirements of our customers;

•	the life cycles of our products and services;

•	budgeting cycles of utilities and other major customers;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.
          Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
          Our revenues and other operating results are heavily dependent upon the size and timing of customer orders and payments, and the timing of the completion of those projects. The timing of large individual sales, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses in that quarter.
          As we develop new related lines of business, our revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to non-recurring, sources of revenue. To date, the majority of our PowerSecure subsidiary’s revenues have consisted of project-based revenues, which are recognized as the project is completed. However, we have recently focused our marketing efforts on developing more recurring revenue projects, for which the capital will be invested initially and the related revenue and profit will be recognized over the life of the contract, generally five to ten years, and this will affect our revenues and net income as we implement an increased number of these recurring revenue projects, particularly in the near-term.
          Southern Flow’s operating results tend to vary, to some extent, with energy prices, especially the price of natural gas. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect Southern Flow’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season due to the effects on our customers and operations, and then enhancing results after the season due to rebuilding and repair efforts which require our services.
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

          Working Capital
          At September 30, 2008, we had working capital of $39.7 million, including $8.3 million in cash and cash equivalents, compared to working capital of $41.3 million at December 31, 2007, which included $28.7 million in cash and cash equivalents. Changes in the components of our working capital from December 31, 2007 to September 30, 2008 are explained in greater detail below. At both September 30, 2008 and December 31, 2007, we had $25.0 million of additional borrowing capacity from our primary credit facility available to support working capital needs.
          Cash Flows
          The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)

Net cash flows provided by (used in) operating activities	$(6,358)	$11,120
Net cash flows used in investing activities	(16,760)	(1,240)
Net cash provided by financing activities	2,722	797

Net increase (decrease) in cash and cash equivalents	$(20,396)	$10,677

          Cash Flows Provided by (Used in) Operating Activities
          Cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, minority interest, and equity income. Cash provided by operating activities also include cash distributions from our unconsolidated affiliate and the effect of changes in working capital and other activities.
          Cash used in operating activities was $6.4 million in the nine month period 2008, consisting of $13.4 million net income, distributions from our unconsolidated affiliate and non-cash items more than offset by $19.8 million of cash used by working capital items. Cash used by working capital items was primarily due to a $14.3 million reduction in accrued liabilities including accrued distributed generation project costs, a $2.8 million reduction in accounts payable, a $2.5 million increase in trade receivables in excess of current period collections and $3.6 million of payments on our restructuring obligations; partially offset by a net $1.6 million from the disposal of the assets and liabilities of our discontinued operations, a $1.7 million reduction in inventories, and a $0.1 million change in other assets and liabilities. The $13.4 million of cash provided by net income, distributions from our unconsolidated affiliate and non-cash items during the nine month period 2008 consisted primarily of $9.7 million of net income together with $3.4 million of distributions from our WaterSecure operations, $1.5 million of depreciation and amortization and $1.6 million of non-cash stock compensation; partially offset by $3.0 million in non-cash equity income from our WaterSecure operations.
          Cash provided by operating activities was $11.1 million in the nine month period 2007, consisting of a $9.0 million net loss increased by $2.0 million equity income from the WaterSecure operations, more than offset by $4.2 million of non-cash items consisting principally of depreciation and amortization, distributions from our WaterSecure operations and stock compensation expense together with $17.9 million of cash provided by working capital items. Cash provided by working capital items was primarily due a $10.5 million restructuring charge, net of cash payments on our restructuring obligations, a $24.1 million increase in accrued and other liabilities, a $0.5 million reduction in accounts receivable and a $0.2 million change in other assets and liabilities; partially offset by a $9.8 million reduction in accounts payable, and a $7.6 million increase in inventory.
          Cash Used in Investing Activities
          Cash used in investing activities was $16.8 million in the nine month period 2008 compared to cash used in investing activities of $1.2 million in the nine month period 2007. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisition of contract rights to provide services to federal customers of an investor-owned utility, the acquisition and installation of equipment at our recurring revenue distributed generation sites, and the acquisition of additional equity interests in the WaterSecure operations. During the nine month period 2008, we used $3.3 million to acquire the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary, located in Wake Forest, North Carolina, $11.2 million to purchase and install equipment at our recurring revenue distributed generation sites, $1.6 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets, and $0.7 million to acquire additional equity interests in our WaterSecure operations. During the nine month period 2007, we used $0.7 million to purchase equipment at PowerSecure, $0.3 million to replace equipment, furniture and leasehold improvements that were destroyed in a fire at Southern Flow, and $0.2 million to acquire software at PowerSecure.
          Cash Provided by Financing Activities
          Cash provided by financing activities was $2.7 million in the nine month period 2008 compared to $0.8 million of cash provided by financing activities in the nine month period 2007. During the nine month period 2008, we received $2.6 million proceeds from a term loan used to finance the acquisition of our corporate headquarters, $0.2 million from the exercise of stock options, net of shares tendered, and we used $0.1 million for debt service. During the nine month period 2007, the majority the net cash provided by financing activities was attributable to $1.0 million proceeds from the exercise of stock options, partially offset by $0.2 million cash payments on our preferred stock redemption obligations.
          Capital Spending

          Our capital expenditures during the nine month period 2008 were approximately $16.1 million, of which $3.3 million was used to purchase acquire the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary in Wake Forest, North Carolina, $11.2 million was used to purchase and install equipment at our recurring revenue distributed generation sites, and $1.6 million was incurred to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries.
          We anticipate capital expenditures of approximately $20 million in fiscal 2008, including the $3.3 million used to purchase our principal executive offices. The vast majority of our remaining capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects, of which $11.2 million was invested during the first nine months of 2008, as well as equipment to support the growth of our PowerSecure subsidiary.
          Indebtedness
          Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14.1 million pre-tax, $8.6 million after tax, or $0.88 per basic and diluted share. These charges included severance of $7.7 million for our former Chief Executive Officer, $5.2 for our former Chief Financial Officer, $0.2 million for other individuals, as well as $1.0 million of third-party professional fees and other expenses directly related to implementing the organizational changes. During the nine month period 2008, we paid $3.6 million on our restructuring obligations. The balance of our payment obligations relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $0.4 million during the remainder of 2008, $1.3 million in 2009, and $0.4 in 2010.
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
          While the credit facility primarily functions as a $25 million revolving line of credit, we can carve out up to three term loans, in an aggregate amount of up to $5 million, to fund acquisitions, with each term loan having the tenor and amortization of seven years and maturing on August 23, 2016. Any amounts borrowed under any term loans reduce the aggregate amount of the revolving loan available for borrowing.

          Outstanding balances under the credit facility bear interest, at our election, at either the London Interbank Offered Rate, commonly referred to as LIBOR, for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 125 basis points to 200 basis points based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from minus 25 basis points to plus 50 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated earnings before interest, taxes, deprecation and amortization (or EBITDA) for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and Citibank’s prime commercial lending rate. Through September 30, 2008, we had not borrowed any amounts under the credit facility.
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
          The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants that we must meet. Our maximum leverage ratio cannot exceed 2.75. Our minimum fixed charge coverage ratio must be in excess of 1.75, where fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our cash taxes, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding less any acquisition term debt. At September 30, 2008, we were in compliance with these financial covenants.
          Equipment Line. On July 22, 2008, Caterpillar Financial Services Corporation renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7,500,000 level to $10,000,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit expires on June 30, 2009, subject to renewal, if requested by PowerSecure and accepted by Caterpillar in its sole discretion, or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar. There were no balances borrowed or outstanding under the Equipment Line with Caterpillar at or during the period ended September 30, 2008.
          Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at September 30, 2008, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is approximately $104,000.
          Contractual Obligations and Commercial Commitments
          We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements. To the extent we borrow under our credit facility, we are obligated to make future payments under that facility. Additionally, we have a deferred compensation obligation. We also incurred significant restructuring obligations in the second quarter 2007. Finally, in accordance with the provisions of FIN 48, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $836,000 at September 30, 2008. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of September 30, 2008, does not include the liability for unrecognized tax benefits:

	Payments Due by Period (1)
		Remainder of			More than
	Total	2008	1 — 3 Years	4 — 5 Years	5 Years
Contractual Obligations
Line of credit facility (2)	$—	$—	$—	$—	$—
Term credit facility	2,487,000	32,000	258,000	258,000	1,939,000
Restructuring obligations	2,120,000	438,000	1,682,000	—	—
Capital lease obligations	6,000	—	4,000	2,000	—
Operating leases	2,448,000	222,000	1,268,000	615,000	343,000
Deferred compensation (3)	2,411,000	83,000	666,000	666,000	996,000
Series B preferred stock	104,000	104,000	—	—	—

Total	$9,576,000	$879,000	$3,878,000	$1,541,000	$3,278,000

(1)	Does not include interest that may become due and payable on such obligations in any future period.

(2)	Total repayments are based upon borrowings outstanding as of September 30, 2008, not actual or projected borrowings after such date.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
          Off-Balance Sheet Arrangements
          During the third quarter 2008, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
          Liquidity
          Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facilities, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “—Cautionary Note Regarding Forward-Looking Statements” below in this item and Part II, Item 1A. “Risk Factors” below. We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed. The current volatility and disruption of the capital and credit markets could adversely affect our ability to raise additional capital if needed on terms acceptable to us or at all.
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
          In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”)”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact that the adoption of FAS 160 will have on our financial position and results of operations.
          In December 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact that the adoption of FAS 141(R) will have on our financial position and results of operations.
          In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS No. 133 by requiring expanded disclosures about, but does not change the accounting for, derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact that the adoption of FAS 161 will have on our financial position and results of operations.
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
          In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). While FAS 162 formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. FAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standards Section 411. We do not expect the adoption of FAS 162 to have a material effect on our financial position or results of operations.
          In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP will be effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We do not expect the adoption of FSP 03-6-1 to have a material effect on our financial position or results of operations.
          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157 became effective upon issuance, including prior periods for which financial statements have not been issued. We have adopted FSP FAS 157 for the consolidated financial statements contained within this Form 10-Q. The adoption of FSP FAS 157-3 had no effect on our financial position or results of operations.
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
•	our prospects, including our future revenues, the realization of our current revenue backlog, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products and services and our markets, including market position, market share, market demand and benefits of our products and services to customers;

•	our ability to successfully develop, operate and grow our operations and businesses, and the quality and performance of our products and services and their ability to meet customer performance requirements;

•	our business plans, strategies, goals and objectives and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, available borrowings under our credit arrangements and other capital resources, to meet our future working capital, capital expenditure, including capital requirements to execute recurring revenue model projects, debt service and business growth needs;

•	industry trends and customer preferences;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time; and

•	future economic, business, market and regulatory conditions.
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
          At September 30, 2008, our cash and cash equivalent balance was approximately $8.3 million, our line of credit facility had a zero balance and we had $2.5 million borrowed under our term credit facility. All of our cash equivalents are currently invested in money market mutual funds, short-term time deposits, and government agency and corporate obligations, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow.

          Commodity Price Risk. From time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use. To date, we have managed this risk by using alternative raw materials acceptable to our customers or we have been able to pass these cost increases to our customers. While we do not believe that changes in commodity prices have had a material impact on us in the past, commodity price fluctuations could have a material impact on us in the future, depending on the magnitude and timing of such fluctuations. These impacts could include the price of engines, generators, copper, aluminum, electrical components, labor, electricity, diesel fuel, gasoline, oil and natural gas.
          Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we are not exposed to significant foreign exchange risk.
          We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes or other market risks, or for trading or other speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          Although we believe our suppliers’ warranties generally cover these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, or the performance issues are not covered by manufacturer’s warranties, and our customers may claim to incur damages as a result of those performance issues. While we typically work collaboratively with the manufacturers to resolve these issues, in the event the manufacturers’ solutions do not fully satisfy the required performance standards, we could incur additional costs to replace, rebuild, or repair these systems, as well as incur adverse material future financial consequences related to the cancellation of customer contracts. In certain instances, these performance issues could also result in customer’s claims for damages. While we currently expect the manufacturers to rectify these performance issues to meet our customers’ required performance standards with minimal additional cost to us, we cannot provide any assurance that an acceptable solution will be achieved in each case, or if a solution is achieved the timing or costs to us associated with such solutions. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components.

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
          WaterSecure is our subsidiary that manages and holds a minority ownership interest in the WaterSecure operations, a private program that owns and operates oil and gas production water disposal facilities. While WaterSecure does not intend to form any new private programs, it may from time to time increase its economic interest in the program or initiate or manage actions intended to expand the program’s assets or activities. This program was financed by a private placement of equity interests raising capital to acquire the assets and business operated by the program. Our management of this program presents risks to us, including:
•	material adverse changes in the business, results of operations and financial condition of the program due to events, conditions and factors outside of our control, such as changes in the price of oil and other general and local conditions affecting the oil and gas market generally, which could reduce the revenues and net income of the program and, accordingly, adversely affect our results of operations;

•	potential new market entrants and competition resulting from the current oil and gas market generally and the specific oil and gas market served by our WaterSecure operations, which could adversely affect the financial results of our WaterSecure operations and, accordingly, our results of operations;

•	lawsuits by investors in this program who become dissatisfied with the results of the program;

•	hazards of oil production water disposal facilities, including fires and environmental hazards, such as the fires that occurred at the program’s facilities earlier this year, that can result in loss of life, personal injuries, damages to facilities that may not be insured and lost business, revenues, net income and cash flows due to the interruptions caused by such hazards;

•	risks inherent in managing a program and taking significant actions that affect its investors;

•	changes in the regulatory environment relating to the program;

•	the operational performance of our disposal facilities, and their ability to process water for our customers on a timely basis;

•	reliance upon significant suppliers and customers by the program; and

•	changes in technology.
          If any of these risks materialize and we are unsuccessful in addressing these risks, our financial condition and results of operations could be materially and adversely affected.
The recent downturn in general economic and market conditions and volatility and disruption in the capital markets has affected us and could materially and adversely affect our business and financial results in future periods.
          The U. S. economy has been recently suffering an economic downturn that could turn into a deeper and longer term recession. This economic downturn or recession has been impacting our business and could in the near term materially and adversely affect our business, financial condition and results of operations, such as by extending the length of the sales cycle time or causing potential customers to delay, defer or decline to make purchases of our products and services due to limitations on their capital expenditures and the adverse effects of the economy and the credit markets on them.
          Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, including international terrorism and strife, global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. An economic downturn coupled with a decline in our revenues could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise adversely affect our business, financial condition and results of operations.
          While we intend to finance our growth and our recurring revenue projects with cash on hand, cash from operations, borrowings under our credit facility and leasing arrangements, we may require additional financing to support this growth. However, due to the uncertainty in the capital and credit markets, our access to capital may not be available to us on terms acceptable to us or at all.
          As a result, the current economic downturn and the volatility and disruption in the credit markets, particularly as they affect industrial and commercial users of natural gas and electricity and their capital investment budgets, are affecting our business and could materially and adversely affect our cash flows, financial condition and results of operations in future periods.

Because our future success depends, in part, upon our recurring revenue project business model, which requires our up-front investment in capital for distributed generation equipment, if we do not receive substantially all of the benefits anticipated by those projects or if one or more of the risks associated with those projects materializes, then our financial condition and results of operations would be materially and adversely affected.
          A growing portion of our revenues, cash flow and net income is generated by our recurring revenue projects, sometimes referred to as company-owned projects, which are long-term distributed generation projects installed on the customer’s site in which we retain the ownership and realize recurring revenues derived from long-term fees paid by the customer, including projects under which our revenues are dependent on the energy cost reductions realized by our customers. While to date these recurring revenue projects have constituted a minor portion of our revenue base, we expect and intend for them to generate a more significant and dependable portion of our revenues in the future because we have increased our marketing of these recurring revenue projects. Our future success depends, in part, upon the success and growth of these recurring revenue projects, which require us to invest capital in distributed generation equipment at the beginning of the project. Accordingly, if we do not realize most of the benefits of these recurring revenue projects, or if one or more material risks related to these projects materializes, our business would be materially and adversely affected.
          Under these recurring revenue projects, we derive recurring revenues from the customer, which enhance the size and dependability of our revenues, cash flow, gross margins and income. However, the amount of anticipated recurring revenues and related gross margins and cash flows from these long-term projects are based on a number of assumptions and estimates, including those pertaining to customer demand, energy consumption, energy costs and savings, tariff structures, our monitoring ability, the quality, reliability and availability of the associated equipment, our capital resources, and the initial and ongoing expenses of the project. Changes in our estimates or assumptions causing us to fail to realize the benefits of these recurring revenue programs may result in the recurring revenues, gross margins on those revenues and cash flows we receive being substantially less than expected.

          Moreover, these recurring revenue projects have certain risks associated with them, in addition to the risks associated with our traditional turn-key generation projects, due to our continued ownership of the underlying equipment and the nature of the relationship we have with the customers under these projects. These risks include the following, among others:
•	Disputes arising with the customer about the projects that ultimately results in either the customer requiring us, or in us determining, to remove the equipment from the customer’s site, which could result in a significant loss in revenues and cash flow until the equipment can be re-deployed in a new project or, if the equipment is not re-usable a significant write-down in our assets.
•	Our inability to receive the intended benefits from the project due to changes associated with the distributed generation model, such as due to changes in tariff structures or customer requirements.
•	Our inability to receive recurring revenues due to customer issues, such as deterioration in the customer’s ability to pay our ongoing fees or a dispute with the customer delaying, deferring or reducing the project fees payable to us.

•	Failure of the equipment to properly function and to perform and to deliver the intended benefits, which could result in claims by the customer for damages to its equipment, lost revenues and profits or safety issues and in the attempt by the customer to cancel the contract related to the project or to refuse or to delay making payments in amounts we believe are due to us under those contracts.

•	New regulations, or changes in the interpretation of existing regulations, such as those pertaining to air emissions or those relating to the requirements and conditions for the ownership of power generation systems, could render our projects no longer economically viable, or technically obsolete, or legally impractical.

•	Injuries to persons caused by problems or failures of equipment owned by us.

•	Environmental effects, such as fuel spills, could occur requiring costly and time-consuming remediation efforts and potentially subjecting us to fines and penalties related to environmental requirements and regulations.
          Accordingly, we cannot provide any assurance that we will realize substantially all the benefits that we expect, or that we will not face any of the risks, such as the risks discussed above, related to these recurring revenue projects, on which we anticipate we will become more dependant in future periods. If we do not receive substantially all of the expected benefits, or if we face one or more significant risks, related to these recurring revenue projects, our financial condition and results of operations could be materially and adversely affected.

Item 6. Exhibits
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

POWERSECURE INTERNATIONAL, INC.
Date: November 6, 2008	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary