Form 10-K
period 2008-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2009-03-12
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the Registrant was approximately $116,015,134, based upon $7.26, the last sale price of the Common Stock on such date as reported on The Nasdaq Stock Market.
     As of March 6, 2009, 17,101,889 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

POWERSECURE INTERNATIONAL, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations and our expectations about realizing our backlog;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current downturn in the economy and the adverse effects of the credit crisis on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	our products and services, including their quality and performance, their benefits to our customers and their ability to meet our customers’ requirements;

•	our markets, including market position, market share, market demand;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	industry trends and customer preferences;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time.
     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on our forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” below, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission.
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

PART I
Item 1. Business
Background
     PowerSecure International, Inc., based in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions and Energy Services to utilities, commercial, institutional and industrial customers and oil and natural gas producers. We provide our products and services across the strategic business areas of Interactive Distributed Generation®, Utility Infrastructure, Energy Efficiency and Energy Services.
     Through our wholly-owned subsidiary PowerSecure, Inc., which we refer to as “our PowerSecure subsidiary,” we operate our Energy and Smart Grid Solutions business segment. In this business segment, we focus on three strategic businesses: Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. Our core Interactive Distributed Generation® business involves installing sophisticated electric generation equipment directly at the location where power is utilized. This equipment provides a dependable backup power supply during power outages, while at the same time providing a more efficient and environmentally friendly means of delivering power during high cost periods of peak power demand. Our intelligent Interactive Distributed Generation® systems contain our electronic controls technology, which enables our systems to be monitored on a 24 x 7 basis by our monitoring center, safeguarding our customers from power outages and the related costs. Through this monitoring center, we utilize our proprietary smart grid capabilities to forecast utilities’ peak demand periods, and electronically deploy our systems to deliver more efficient and environmentally friendly power during these periods of peak demand. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power and to minimize energy losses associated with moving electricity over long distances.
     Our Utility Infrastructure business, which is an extension of our Interactive Distributed Generation® business, provides utilities with regulatory consulting and rate design services, and power system engineering and construction services. Our Energy Efficiency business is focused on providing lighting solutions for commercial, industrial and institutional customers, including our state-of-the-art green EfficientLights LED lighting technology for refrigerated cases in grocery and retail drug stores.
     Through our other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow,” and WaterSecure Holdings, Inc., which we refer to as “WaterSecure,” we operate our Energy Services business segment, which focuses on business opportunities in the energy services field. Our Energy Services businesses serve the oil and natural gas industry primarily with natural gas measurement products and services and water processing services. Southern Flow provides oil and natural gas measurement services to customers involved in the business of oil and natural gas production, transportation and processing, with a focus on the natural gas market. WaterSecure owns approximately 40% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations.” Our WaterSecure operations business operates water processing facilities in northeastern Colorado.
     On December 31, 2007, our board of directors adopted a plan to sell substantially all of the assets of Metretek, Incorporated, which we refer to as “Metretek Florida.” Metretek Florida was based in Melbourne, Florida and provided data collection, telemetry and other types of machine to machine, connectivity solutions for energy utility applications. On March 31, 2008, we completed the sale of substantially all of the assets and business of Metretek Florida to Mercury Instruments, LLC for a total purchase price of $2,250,000. As a result, Metretek Florida is presented as a discontinued asset throughout this report.
     In this report, references to “PowerSecure,” “we,” “us” and “our” mean PowerSecure International, Inc. together with its subsidiaries, and references to our “PowerSecure subsidiary” means PowerSecure, Inc. alone, unless we state otherwise or the context indicates otherwise.
     We were incorporated in Delaware on April 5, 1991. On August 22, 2007, we changed our name to PowerSecure International, Inc. from Metretek Technologies, Inc., recognizing that the significant growth in the business operations of our PowerSecure subsidiary resulted in it becoming our core business and the business best positioned in the marketplace to lead our growth in the future. Our principal executive offices are located at 1609 Heritage Commerce Court, Wake Forest, North Carolina 27587, and our telephone number at those offices is (919) 556-3056. Our internet website address is www.powersecure.com. Information contained on our website is not incorporated into this report.

Business Overview
     The U.S. electricity industry is large and has grown significantly over the last decade, with the U.S. electricity market currently totaling over $300 billion. However, utilities have been constrained in their ability to invest to meet this growth by an evolving and uncertain regulatory process, the increased burden of environmental constraints and a focus on long-term, major capital infrastructure projects. As a result, utilities are challenged to meet demand by traditional means, both in the areas of large scale power production as well as power transmission. This has increased the strain on the electric power grid and, combined with higher input costs to produce electricity, has caused the price of electricity to increase. Moreover, the price of electricity increases exponentially during peak power periods. Additionally, the rising cost of energy, combined with increasing concerns about global warming, have caused virtually every organization, public and private, to be focused on energy efficiency and energy productivity. These factors have generated a strong need in the marketplace for products and services in our four strategic growth areas of Interactive Distributed Generation®, Utility Infrastructure, Energy Efficiency and Energy Services. Our strategy is to provide products and services in these areas that are designed to generate strong returns on investment for electric utilities, natural gas producers and commercial, institutional and industrial businesses.
     In implementing our business strategy, we have acquired or formed the following important businesses since 2000:
•	In 2000, we formed our core Interactive Distributed Generation® business.

•	In 2001, we acquired a process control and switchgear design and manufacturing firm, which provided the foundation for our sophisticated NexGear® switchgear solutions, a major strategic component of our Interactive Distributed Generation® systems.

•	In 2005, we launched two new complementary businesses to serve our utility clients by providing regulatory consulting, energy system engineering and design, and energy conservation services. These engineering and consulting capabilities are operated under the brand names UtilityEngineering and PowerServices and constitute the beginning of our Utility Infrastructure business.

•	In 2006, we formed a new business to provide energy efficiency services to industrial and commercial customers, primarily involving efficient lighting products. This business operates under the brand name EnergyLite, and now operates under our Energy Efficiency business.

•	Also in 2006, we launched a business unit focused on marketing the services of our businesses to federal customers, primarily in conjunction with our utility alliances. This investment represented the next step in the evolution and development of our Utility Infrastructure business, and provided us the capability to do larger-scale power projects for utilities and their federal customers.

•	In late 2006, we acquired a business that provides us with the capability to build trailers and enclosures for our distributed generation and switchgear equipment. This business has now been fully incorporated into our Interactive Distributed Generation® business primarily as a source of enclosures to house our IDG® systems, and operates as part of our NexGear® operation.

•	In mid-2007, we launched a business unit focused on providing utilities with solutions involving building and servicing utility infrastructure. This business operates under the brand name UtilityServices, and its capabilities further enhanced and complemented our Utility Infrastructure business, strengthening the breadth of our overall offerings in this area.

•	In late 2007, we organized a new business to design and manufacture lighting solutions, including initially solutions specifically aimed at substantially reducing the energy consumed in lighting cooler and freezer cases in grocery, convenience, and retail drug stores. This business operates under the brand name EfficientLights and is the cornerstone of our Energy Efficiency business.
     While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this report we have not entered into any binding agreement or commitment with respect to any material acquisition or disposition that has not been disclosed.

Overview of our Business Operations
     Our business provides products and services in the strategic growth areas of Interactive Distributed Generation®, Utility Infrastructure, Energy Efficiency and Energy Services. We operate our business around these strategic growth areas as follows:

Business Segment	Strategic Growth Area	Subsidiary	Business Unit	Description of Products and Services
Energy and Smart Grid Solutions	Interactive Distributed Generation®	PowerSecure, Inc.	Interactive Distributed Generation®	Smart grid proactive grid monitoring, distributed generation power systems, peak shaving and demand response, standby power dispatch and control
		PowerSecure, Inc.	NexGear	Switchgear systems
	Utility Infrastructure	PowerSecure, Inc.	UtilityEngineering and PowerServices	Regulatory consulting, engineering and grid system design
			UtilityServices	Construction and servicing of utility infrastructure, including federal projects
	Energy Efficiency	PowerSecure, Inc.	EnergyLite	Lighting efficiency products for commercial and industrial customers
		PowerSecure, Inc.	EfficientLights	State of the art LED lighting solution for refrigerated cases in grocery and drug stores
Energy Services	Energy Services	Southern Flow Companies, Inc.	SouthernFlow	Oil and natural gas measurement products and services
		WaterSecure Holdings, Inc.	WaterSecure	Oil and natural gas water processing services
     Our Energy and Smart Grid Solutions business segment consists of three strategic growth areas: Interactive Distributed Generation®, Utility Infrastructure, and Energy Efficiency. This business segment is comprised of three of our strategic growth areas that share common or complementary customer relationships and categories, sales and overhead resources and facilities and are operated by our PowerSecure subsidiary. Each of the strategic growth areas within our Energy and Smart Grid Solutions business segment is focused on providing utilities and industrial, institutional and commercial businesses with products and services which deliver strong returns on investment for their energy-related spending. However, each area possesses distinct technical disciplines and competitive advantages in the areas of people, technology, engineering and intellectual capital in the products and services offered. While the Energy and Smart Grid Solutions business segment operates primarily out of our Wake Forest, North Carolina headquarters location, our operations also include several smaller office and manufacturing facilities in the Southeastern United States. Our operations and system installation teams are located throughout the Southeast, including a significant presence in the Atlanta, Georgia area. Our sales organization is aligned with the utilities and national account customers that we serve.
     Our Energy Services business segment consists of the businesses operated by our Southern Flow and WaterSecure subsidiaries. Our Southern Flow business unit provides natural gas measurement services to customers involved in the business of natural gas production, transportation and processing. Southern Flow, headquartered in Lafayette, Louisiana, provides its services through ten division offices located throughout the Gulf of Mexico, Southwest, Midwest and Rocky Mountain regions. Through WaterSecure, we own approximately 40% of the equity interests of MM 1995-2, our WaterSecure operations, which is an unconsolidated business. Our WaterSecure operations own and operate water processing facilities in northeastern Colorado, serving natural gas production companies by processing and disposing of waste water utilizing environmentally responsible technologies and processes.
Interactive Distributed Generation® Background
     The demand for our Interactive Distributed Generation® solutions is driven by the need for high quality and high reliability on-site power, the increasing constraints on large centralized power production facilities, the increasing challenges with respect to transmission and distribution of power, and the economics of electricity pricing structures. The need for power quality and reliability is driven directly by the needs of industrial and commercial end-users of electricity and, in particular, the specific consequences to an end-user of experiencing a power outage or curtailment. This need for reliable power is most apparent at the time of a crisis, including power outages resulting from severe weather conditions, and losses of power related to strains on utility grids. Distributed generation allows a business to improve the reliability of its supply of electricity by serving as a backup power source that is available if the primary source, typically the local utility, becomes unable, for any reason, to provide power. Distributed generation protects businesses from the adverse effects of power outages caused by storms, utility equipment failures and strains and instability in utility power grids. Distributed generation also enables utilities to supplement their centralized power generation plants and to ensure power availability, and provides a means to overcome challenges regarding constraints related to the transmission of power.

     Businesses utilizing distributed generation are able to mitigate their exposure to energy price increases by being able to supply their own electricity with dedicated, on-site electric generation assets. Spikes in power prices, due to electricity spot price volatility, have led many businesses to seek alternative sources of power to protect against these price spikes by “peak shaving.” Peak shaving means utilizing the backup power provided by a distributed generation system to reduce specific demand either to take advantage of pricing incentives, or tariffs, offered by utilities during periods of peak energy usage or to avoid the adverse effect of high energy prices charged by utilities during peak energy use periods.
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
Interactive Distributed Generation® (IDG®) Systems
     We provide a “turn-key” Interactive Distributed Generation® solution to meet the needs of utilities and their industrial, institutional and commercial users of electricity. By providing a complete and customized program of distributed generation, our system provides energy users with electronic communication between the supply-side and demand-side components of the customer’s power system to capture peak shaving opportunities and to quickly respond to emergency and interruption situations. The typical distributed generation system is installed and maintained at a utility’s end customer’s location and is designed to supply power only to that one particular site. The size of turn-key distributed generation systems that we have designed and sold has ranged from 90 kilowatts, or KW, to 20,000 KW, most commonly ranging from 500 KW to 4,500 KW, and we have the ability to design and sell even larger systems.
     The primary elements of our turn-key Interactive Distributed Generation® offering include:
•	designing and engineering the distributed generation system;

•	obtaining the required regulatory approvals and permits;

•	establishing the electricity inter-connect between the utility and the customer to take advantage of preferred rates;

•	acquiring and installing the generators and other system equipment and controls;

•	designing, engineering, constructing and installing the switchgear and process controls; and

•	providing continuous 24 x 7 monitoring and servicing of the system.
     One key component of a distributed generation system is its source of power generation, which is the generator, typically comprised of an alternator driven by a power source. While several types of distributed generation technologies are available, we currently utilize an internal combustion engine to power our distributed generation systems to provide maximum dependability. Typically these engines are fueled by diesel or, increasingly, a combination of natural gas and diesel. They can also utilize biodiesel as fuel. The types of generators utilized in our systems are widely used and constitute a reliable, cost-effective distributed generation technology, meaning that they are able to generate sufficient power with reasonable efficiency at a reasonable cost. However, new generator technologies are emerging, and we are continually evaluating the utilization of new technologies and their ability to be a commercially viable and reliable power source.
     Internal combustion generators range in individual size from 5 KW to 3,000 KW, while gas turbines range in individual size from 1,250 KW to 13,500 KW. Units can be installed individually or in multiple parallel arrangements, allowing us to service the needs of customers ranging from small commercial users of power to large industrial business sites.

“Smart Grid” IDG® Technology and Our Monitoring Center
     We build smart grid technology into our distributed generation systems. This technology is embedded into the design and manufacture of our proprietary switchgear and software controls, which are marketed under the registered trade name NexGear®. Our NexGear® technology controls the generator and the transfer of power and quickly shifts power between a customer’s primary power source and our Interactive Distributed Generation® system. We consider our switchgear designs to be a source of competitive advantage due to their quality and ability to provide power from the generator “in parallel with,” meaning at the same time as, the customer’s primary power source without disrupting the flow of electricity. This capability allows the customer to quickly substitute the power generated at the customer’s site with the power supplied by the utility power plant during times of peak demand without business interruption. Our system controls are built to enable remote monitoring and control functions, allowing us to operate the Interactive Distributed Generation® system “24 x 7” from our monitoring center.
     We believe our combination of unique smart grid capabilities is unmatched in the industry. Through our monitoring center, we lead the industry in our ability to monitor the electric power grid, proactively predict peak power periods, and electronically dispatch our customer’s generation at the right time, and for the right duration, with the goal of optimizing our customer’s energy efficiency. Peak power periods vary by geography, time of day, utility infrastructure, utility customer mix and weather. Using our predictive capabilities, we coordinate the operation of our customers’ Interactive Distributed Generation® systems during times of peak demand so that our customers can benefit from energy savings and beneficial electricity rates that are available from managing energy use during these periods of high electricity prices. Our ability to enable our customers to benefit from these savings is enhanced by our expertise in understanding and maximizing the benefits to our customers under complicated utility rate structures.
     Our monitoring center is an integral part of our distributed generation solution. We monitor and maintain our distributed generation systems for our customers 24 hours a day, seven days a week, with the goal of ensuring reliability and removing many of the burdens associated with ownership. Distributed generation systems must be operated periodically so that they function properly when called upon to supply power. We remotely start and operate the systems using sophisticated communication devices and continuously monitor their performance. In the event of a mechanical problem, technicians are immediately dispatched. Additionally, for customers who already have generators on-site, we offer management services, including fuel management services, preventive and emergency maintenance services, and monitoring and dispatching services to upgrade their stand-alone generators.
Interactive Distributed Generation® Business Model
     Our Interactive Distributed Generation® systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. Our original and still primary model is a project-based model for selling distributed generation systems, which we refer to as a “project-based” or a “customer-owned” model. For distributed generation systems sold under a project-based model, the customer acquires ownership of the distributed generation assets upon our completion of the project. We generally record over 95% of the revenue from the project during the period the system is installed at the customer’s site, with the remaining revenue received in the form of regular monthly monitoring fees for supplying backup power and for peak shaving. A newer model that we are actively marketing for distributed generation systems and that is representing an increasing portion of our business is a business model that generates recurring revenues for us, which we refer t as our “recurring revenue model” or as “PowerSecure-owned” systems. For distributed generation systems completed under a recurring revenue model, we retain ownership of the distributed generation assets after they are installed at the customer’s site. Therefore, we incur the capital expenditures related to designing and building the system during the completion of the recurring revenue project, while our revenues under the recurring revenue model are generated from regular fees paid by the utility or the customer, or both, over the life of the contract, which is typically from five to fifteen years, for access to the system for standby power and peak shaving. These fees are generally paid to us on a monthly basis and are set at a level intended to provide us with an adequate return on our capital investment. For some recurring revenue contracts, referred to as “shared savings recurring revenue contracts,” a portion of the fees are paid out of the peak shaving savings the asset generates for the customer.
     In either economic model, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, and with payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value of backup power generation. Additionally, utilities gain the benefits of reliable standby power, power distribution and transmission efficiencies, and the avoidance of major capital outlays to build centralized power plants and related infrastructure for peaking needs. End-use customers realize the benefits of backup power to avoid financial losses that can result from business interruption due to power losses.
     In recent years, over 90% of our distributed generation revenue base has consisted of customer-owned sales, with a relatively small amount of revenue generated from recurring revenue sales. However, commencing in late 2007, we increasingly marketed our distributed generation solutions under the recurring revenue model, which resulted in an increase in sales under this model during 2008. The recurring revenue model provides utilities and their customers with additional flexibility in the financial structure of obtaining the use of our systems, providing customers with access to distributed generation without requiring them to make an up-front investment of capital. Under the recurring revenue model, we are selling access to PowerSecure-owned distributed generation systems both directly to utilities, to help them address their peak capacity constraints, as well as directly to their customers, for backup power.
Utility Infrastructure
     In 2005, our Utility Infrastructure strategic growth area commenced its operations through the formation of two new subsidiaries, UtilityEngineering and PowerServices, to serve the engineering and consulting needs of our utility clients, and to provide us with capabilities that broadened our overall offerings to our utility partners. The scope of services that we offer through UtilityEngineering includes technical engineering services for our utility partners and their customers, including design and engineering services relating to transmission and distribution, substations and utility lighting. Through PowerServices we provide management consulting services to utilities and commercial and industrial customers, including planning and quality improvement, technical studies involving reliability analysis and rate analysis, accident investigation, and power supply contracts and negotiations.
     We have continued to develop our capabilities in the Utility Infrastructure area over the last two years. In addition to our engineering and consulting capabilities, we also provide utilities and federal customers with turn-key design, procurement and construction services for large utility infrastructure projects. We provide these services through our UtilityServices business unit. The scope of services includes substation construction, transmission and distribution line construction and maintenance, and meter and lighting installations.
Energy Efficiency
     Our Energy Efficiency strategic growth area is focused on providing energy solutions on behalf of our utility partners to commercial and industrial customers that are intended to reduce energy costs and to deliver strong returns on investment while at the same time being environmentally friendly. Through our EnergyLite subsidiary, we identify, design and install cost effective energy improvement systems for lighting, building controls and other facility upgrades. EnergyLite’s solutions offer strong returns on investment for customers and are designed to maximize energy efficiency and to deliver a positive and productive workplace environment.
     During 2007, we organized a new subsidiary, EfficientLights, to design and manufacture lighting solutions specifically aimed at reducing the energy usage in refrigerated cases in grocery, convenience and retail drug stores. We believe our EfficientLights technology leads the industry with a lighting design that provides the highest quality of light in the marketplace, enhances consumers’ shopping experiences, and delivers a strong return on investment due to its superior energy efficiency. Our state-of-the-art EfficientLights product line utilizes LED technology is designed to reduce the lighting energy consumed by refrigerated cases by up to 70%. Our EfficientLights lighting solution is designed to reduce ongoing maintenance costs associated with traditional fluorescent lighting, result in a much longer life per light than the current typical fluorescent lighting solution, and eliminate the disposal of fluorescent bulbs, which contain mercury.
     We own two-thirds of the equity interests in EfficientLights, and the initial developer of this business, who is the president of EfficientLights, owns the other one-third of the equity interests in EfficientLights. We have the right, in our discretion, to acquire his one-third interest in EfficientLights in exchange for one million shares of our common stock.
Energy Services
     Our Energy Services strategic growth area is operated through our Southern Flow and WaterSecure subsidiaries. Southern Flow provides a variety of oil and natural gas measurement services principally to customers involved in the business of oil and natural gas production, gathering, transportation and processing, with a focus on the natural gas market. Measurement services are used by producers of oil and natural gas and pipeline companies to verify volumes of natural gas custody transfers.
     Southern Flow provides a broad array services to its customers, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. To ensure that such data is accurate, on-site field services and data collection must be coordinated with meter maintenance, chart integration, meter data acquisition and data management to produce timely and accurate reports. Southern Flow’s field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments, as well as laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customer’s accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts for resale. Southern Flow provides its services through ten division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.
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
     We also conduct our Energy Services operations through our WaterSecure subsidiary. Through WaterSecure, we own approximately 40% of the equity interests of MM 1995-2, an unconsolidated business. The WaterSecure operations own and operate water processing facilities in northeastern Colorado, and the business serves natural gas production companies in the area. The WaterSecure operations operate under long term contracts to process and dispose of water utilized in customers’ natural gas production operations. This processing utilizes techniques that are environmentally responsible, and the quality of the services of the WaterSecure operations and the location of its facilities provides it with a strong position in its markets.
Backlog
     For a description of our backlog of orders, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.” Orders in our backlog are subject to delay, deferral or cancellation from time to time by our customers, subject to contractual rights. Given the irregular sales cycle of customer orders, and especially of large orders, our backlog at any given time is not necessarily an accurate indication of our future revenues.
Metretek Florida
     On March 31, 2008, we completed the sale of substantially all the assets and business of Metretek Florida to Mercury. Metretek Florida developed, manufactured and marketed automated meter reading systems for remotely collecting energy consumption data, processing this data and then distributing this data to utilities and their customers. The total purchase price was $2,250,000, of which we received $1,800,000 on April 1, 2008, and the remainder of which was deposited by Mercury into a one-year escrow account supporting the indemnification obligations of Metretek Florida. In addition, Metretek Florida retained its cash, accounts receivables and certain accounts payable and liabilities, other than those liabilities expressly assumed by Mercury in the purchase agreement. The results of Metretek Florida’s operations are included as discontinued operations in our financial statements.
Customers
     Our customers in our Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency strategic growth areas include a wide variety of mid-sized and large commercial and industrial businesses, institutions and utilities. From time to time, we have derived a material portion of our revenues from one or more significant customers or purchase commitments. Publix Super Markets, Inc., our largest customer, accounted for project-based revenue that accounted for approximately 33% of our consolidated revenues during 2008, 47% of our consolidated revenues during 2007 and 53% of our consolidated revenues during 2006. As we expected, during the third and fourth quarters of 2008, our revenues from Publix decreased significantly, constituting 27% and 12% of our consolidated revenues in those two quarters, respectively. We expect lower levels of revenues from Publix over the next few years due to our completion of distributed generation systems in most of its store base over the last several years. Our customers in our Energy Services strategic growth area are primarily oil and natural gas producers and pipeline companies in the Gulf Coast, as well as oil and natural gas producers in Colorado. Currently, all of our revenues are generated from customers in the United States.
Sales and Marketing
     We market our products and services in our Interactive Distributed Generation®, Utility Infrastructure, and Energy Efficiency strategic growth areas primarily through a direct sales force. Our sales and marketing is focused on complementary sales channels that include sales to, and in partnership with, utilities as well as national and local commercial, industrial and institutional accounts. In the Interactive Distributed Generation® area, we are very focused on the needs of utilities, and partner with utilities to develop, market and manage distributed generation systems for their customers. This partnering process includes combining our distributed generation solutions with products or services of the utility, and assisting the utility in marketing our distributed generation solution to the end customer. In our Utility Infrastructure growth area, we market our services directly to utilities, and in our Energy Efficiency growth area, we market our services primarily to commercial customers, often in partnership with utilities. Our Energy Services businesses market their services through direct sales to oil and natural gas producers in their respective geographic markets.
Competition
     We face intense competition in all of our business segments, strategic growth areas and business units.
     In our Interactive Distributed Generation® business, our competition primarily consists of manufacturers and distributors of generators and related equipment, including switchgear, and companies involved in providing utilities with demand response and load curtailment products and services. Large manufacturers of power generation equipment with substantial distribution networks also provide a source of potential competition. To a lesser extent, we face competition from small regional electric engineering firms that specialize in the engineering aspects of the distributed generation. Additionally, several well established companies have developed microturbines used in distributed generation, and a number of companies are also developing alternative generation technology such as wind, fuel cells and solar cells. Several large companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors.
     In our Energy Efficiency business, we face numerous competitors, particularly in the market for lighting products. Generally, in the lighting market, the less specialized that the technology is, the more competitors are in the space. Accordingly, we focus our efforts in this area on more specialized, proprietary technologies. In the Utility Infrastructure area, numerous competitors, large and small, offer engineering and design, procurement and construction, and maintenance services to utilities.
     In the Energy Services area, numerous companies provide natural gas measurement services and water processing and disposal, including companies that provide the same services as Southern Flow and as our WaterSecure operations.
     The markets for our products, services and technology are competitive and are characterized by rapidly changing technology, new and emerging products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential of the energy market has attracted and is anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins, loss of market share or inability to penetrate or develop new markets, any one of which could significantly reduce our future revenues and adversely affect our operating results.
     We believe that our ability to compete successfully will depend upon many factors, many of which are outside of our control. These factors include:
•	the performance and features functionality and benefits of our, and of our competitors’, products and services;

•	the value to our customers for the price they pay for our products and services;

•	the timing and market acceptance of new products and services and enhancements to existing products and services developed by us and by our competitors, including the effects of environmental initiatives on new technologies and customer preferences;

•	our responsiveness to the needs of our customers;

•	the ease of use of our, and of our competitors’, products and services;

•	the quality and reliability of our, and of our competitors’, products and services;

•	our reputation and the reputation of our competitors;

•	our sales and marketing efforts;

•	our ability to develop and maintain our strategic relationships; and

•	the price of our, and of our competitors’, products and services, as well as other technological alternatives in the marketplace.
     We believe that in many of our markets we have established ourselves as a niche supplier of high quality, reliable products and services and, therefore, compete favorably with respect to the above factors, other than price. We do not typically attempt to be the low cost provider. Rather, we endeavor to compete primarily on the basis of the quality of our products and services. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors’ innovations. We cannot provide any assurance that our products and services will continue to compete favorably in the future against current and future competitors or that we will be successful in responding to changes in other markets including new products and service and enhancements to existing products and service introduced by our existing competitors or new competitors entering the market.
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
Regulation
     Our businesses and operations are affected by various federal, state, local and foreign laws, rules, regulations and authorities. While to date, our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations, we cannot provide any assurance that existing and new laws and regulations will not materially and adversely affect us in the future. In addition, at this time we cannot assess the impact that the new stimulus package adopted by Congress in February 2009, the American Recovery and Reinvestment Act, will have on our business and operations or on our competitors.

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
Employees
     As of March 6, 2009, we had 356 full-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.
Research and Development
     Our research and development activities are focused primarily on developing and enhancing our process controls, switchgear and remote monitoring and control software, as well as on designing and developing new and more efficient distributed generation products and technology. Our research and development expenses, which include engineering expenses, during 2008 were $118,000, as compared to $148,000 in 2007 and $73,000 in 2006. We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets. Our future success will depend, in part, upon the success of our research and development efforts.
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
Raw Materials
     In our businesses we purchase generators, electronic components, printed circuit boards, specialized sub-assemblies, relays, electric circuit components, fabricated sheet metal parts, machined components, copper, aluminum, metallic castings and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components, such as generators, from single source manufacturers due to unique designs, quality and performance requirements, and favorable pricing arrangements. While, in the opinion of management, the loss of any one supplier of materials, other than generators, would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, from time to time we do encounter difficulties in acquiring certain components due to shortages that periodically arise, supply problems from our suppliers, obsolescence of parts necessary to support older product designs or our inability to develop alternative sources of supply quickly or cost-effectively, and these procurement difficulties could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in our business, including generators, have significant lead times before they are available, which may affect the timing of our project completions.
Intellectual Property
     Our success and ability to grow depends, in part, upon our ability to develop and protect our proprietary technology and intellectual property rights in order to distinguish our products, services and technology from those of our competitors. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. We hold several copyrights, service marks and trademarks in our business, and we have applied for a patent protection and registrations of additional marks, although we may not be successful in obtaining such patent and registering such marks. In the future, we intend to continue to introduce and register new trademarks and service marks, and to file new patent applications, as we deem appropriate or necessary for our business and marketing needs.
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
     We do not believe that we are dependent upon any one copyright, trademark, service mark or other intellectual property right. Rather, we believe that, due to the rapid pace of technology and change within the energy industry, the following factors are more important to our ability to successfully compete in our markets:
•	the technological and creative skills of our personnel;

•	the development of new products, services and technologies;

•	frequent product, service and technology enhancements;

•	the return on investment that our products and services deliver to our customers;

•	name recognition and reputation in the marketplace;

•	customer and employee training and development; and

•	reliable products and service support.
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
Segment Information
     We operate in two market segments:
•	Through our PowerSecure subsidiary, we serve utilities and commercial, institutional and industrial customers in our Energy and Smart Grid Solutions segment, including the specific areas of Interactive Distributed Generation®, Utility Infrastrucure and Energy Efficiency.

•	Through our Southern Flow and WaterSecure subsidiaries, we serve customers in the natural gas business in our Energy Services segment, with our measurement services and products, as well as our water processing services.
     Financial information related to our segment operations for the past three fiscal years is set forth in Note 15, “Segment and Related Information,” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by this reference.
Available Information
     Our corporate website is located at www.powersecure.com. On the investor relations section of our website, located at http://investor.powersecure.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.
     We webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC flings, investor events and press and earnings releases as part of our investor relations website. The contents of and the information on or accessible through our corporate website and our investor relations website is not a part of, and is not incorporated into, this report or any other report or document we file with or furnish to the SEC.

Executive Officers of the Registrant
     The names of our executive officers and their ages, positions with us and biographies as of March 1, 2009 are set forth below:

Name	Age	Positions

Sidney Hinton	46	President, Chief Executive Officer and Director
Christopher T. Hutter	42	Vice President, Chief Financial Officer and Treasurer
Gary J. Zuiderveen	50	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Secretary
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
     Christopher T. Hutter has served as our Vice President, Chief Financial Officer and Treasurer since December 2007. Mr. Hutter also serves as Chief Financial Officer of virtually all of our subsidiaries. He was employed in various management positions with ADVO, Inc., a NYSE-listed media and marketing services company located in Hartford, Connecticut, from 1993 until March 2007, when ADVO was acquired by Valassis Communications, Inc. He served as ADVO’s National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary from December 2005 until March 2007, as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from November 2003 until December 2005, as its Vice President, Investor Relations and Assistant Treasurer from October 1999 until November 2003, and as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from 1998 until 1999. From 1993 through 1998, Mr. Hutter held various financial management positions with ADVO. From 1989 until 1991, Mr. Hutter was employed as a senior staff tax consultant with Deloitte & Touche, an international accounting firm.
     Gary J. Zuiderveen has served as our Vice President of Financial Reporting, Controller, Principal Accounting Officer and Secretary since December 2007. Mr. Zuiderveen served as our Vice President and Chief Financial Officer from April 2007 through December 2007, and as our Controller, Principal Accounting Officer and Secretary from April 2001 through April 2007. He had previously served as our Controller from May 1994 until May 2000 and as our Secretary and Principal Accounting Officer from August 1996 until May 2000. He also serves in one or more of the capacities of Controller, Principal Accounting Officer or Secretary of our principal operating subsidiaries. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm’s national office accounting research department.

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
Risks Related to Our Business and Industry
The current crisis in general economic and market conditions and the volatility and disruption in the financial and capital markets has impacted us and could materially and adversely affect our business and financial results in future periods.
     The United States economy is currently suffering from unfavorable economic conditions, including a recession in the economy and a financial crisis impairing the banking system and the financial markets, that could persist or decline further. These economic conditions have deteriorated due to credit conditions resulting from this financial crisis, resulting in slower economic activity, concerns about inflations and deflation, volatility in energy prices, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in our markets and other adverse effects on our customers and markets. These poor economic conditions have been adversely affecting our business and our financial condition and results of operations by extending the length of the sales cycle and causing potential customers to delay, defer or decline to make purchases of our products and services due to limitations on their capital expenditures and the adverse effects of the economy and the credit markets on them.
     While these conditions commenced affecting our business in the second half of 2008, they are projected by many economic experts to continue or deteriorate further throughout much of 2009 or longer. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current financial crisis and economic recession or of a subsequent economic recovery, or the effects thereof on our customers and our markets. Our future results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.
     While we intend to finance our growth and our recurring revenue projects with cash on hand, cash from operations, borrowings under our credit facility and leasing arrangements, we may require additional financing to support this growth. However, due to the uncertainty and financial crisis in the capital and credit markets, access to capital may not be available to us on terms acceptable to us or at all. As a result, the current economic downturn and financial crisis and the volatility and disruption in the capital and credit markets, particularly as they affect utilities and industrial, institutional and commercial users of natural gas and electricity and their capital investment budgets, is negatively affecting our business and could materially and adversely affect our cash flows, financial condition and results of operations in future periods. In addition, the longer and more pronounced the economy or the markets in which we operate suffer these conditions, the more future periods and the more adverse the effects those conditions are likely to have on our business, cash flows, financial condition and results of operations.
Our operating results can fluctuate significantly from period to period, which makes our operating results difficult to predict and can cause our operating results to fall short of expectations from time to time.
     Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:
•	the size, timing and terms of sales and orders, especially large customer orders such as the significant orders from Publix in recent years, and the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	the effects of economic and market conditions on our business and revenues, especially the effects of the current financial crisis and economic recession, including the length thereof and the timing of subsequent economic recovery and its effects on our markets, and the volatility and disruption of the capital and the credit markets on the demand for our products, services and technologies;

•	our ability to continue to grow our business and generate increased revenues from customers other than Publix, our largest customer during the past three fiscal years, and our ability to replace revenues previously generated by Publix with new revenue streams;

•	our ability to increase our revenues through long-term recurring revenue projects, and the capital required to finance equipment for recurring revenue projects in any particular period, as well as our ability to sell, complete and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to generate revenues, net income and cash flow, to satisfy covenants related to our credit facility and to successfully finance the recurring portion of our business model;

•	our near-term ability to control our costs and expenses in light of potential future reductions in demand and revenues;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts and fluctuations in the cost of raw materials and commodity prices;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and to obtain the financing required for recurring revenue projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue, income and cash flow realization from our new businesses and the development and growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our sales cycle and of the product and service delivery construction process;

•	changes in the mix of products and services having differing margins;

•	changes in our operating expenses, including unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the demand requirements of our customers and our ability to serve them;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the current downturn of the economy and the crisis in the financial markets on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners;

•	economic conditions in the energy industry, including the effects of changes in energy prices;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.

     Because we have little or no control over many of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
     Our revenues and other operating results are heavily dependent upon the size and timing of customer orders and payments and upon the timing of the completion of projects. The timing of large individual sales, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses or declines in profit margins in that quarter.
     As we develop new related lines of business, our revenues and costs will fluctuate because it takes time for business to be developed and revenues to be generated, but start up, development and expansion expenses may be significant. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to project-based, sources of revenue for our distributed generation projects. To date, the majority of our PowerSecure subsidiary’s revenues have consisted of project-based revenues, which are recognized as the project is completed. However, recently we have been focusing our marketing efforts on developing more sales under our recurring revenue model for which the cost and capital is incurred at the beginning of the project but the related revenues are recognized over the life of the contract, generally five to fifteen years, and this delays recognition of revenue and net income as we implement an increased number of these recurring revenue projects, particularly in the near-term.
     In addition, our Southern Flow subsidiary’s operating results will vary as a result of fluctuations in energy prices and the demand for domestic natural gas production and as the result of severe weather conditions, particularly in the Gulf of Mexico. Results from our WaterSecure operations fluctuate significantly with changes in oil and natural gas prices and natural gas production in Colorado.
     Due to these factors and the other risks discussed in this report, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. As a result, it is likely that, from time to time, our results of operations could fall below the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline.
We may not be able to remain profitable or return to or exceed the levels of growth and profitability that we had experienced in prior years.
     In recent years our operations have been generally profitable and we have experienced high growth rates in revenues. We generated net income from continuing operations in each fiscal year since 2003, other than in fiscal 2007 when we incurred a loss from continuing operations of $1.0 million due primarily to approximately $14.1 million in non-recurring restructuring charges. Our fiscal 2008 revenues were approximately 22% higher than our fiscal 2007 revenues, and we generated a net income of $10.7 million in 2008 compared to a net loss of $1.6 million in fiscal 2007 (which included $14.1 million in restructuring charges and $0.6 million loss from discontinued operations). While our revenues in fiscal 2007 were approximately 4% less than our revenues in fiscal 2006, our fiscal 2006 revenues were approximately 166% higher than our fiscal 2005 revenues, and our net income in fiscal 2006 was 401% greater than our fiscal 2005 net income.
     We may not be able to return to or exceed our recent levels of revenues and profitability in the future due to the factors listed in this item and due to other factors discussed elsewhere in this report. For example, the current economic crisis is negatively affecting our markets and our customers’ demand for our products, services and systems. Also, due to our active marketing of our products and services under our recurring revenue model that entails significant up-front capital expenditures and costs with the corresponding revenues being generated over an extended number of years, as well as costs related to the expansion of our new businesses, products and services, our revenues may not grow in the short-term at the same rate as over the long-term and could decline, and we could incur expenses and capital expenditures in the short-term that could adversely affect our operating results. In addition, our revenues from our largest customer over the past three years will be significantly lower in future years. As a result, there is no assurance that we will continue to generate revenue and income that exceeds or is comparable to prior periods, or that we will be profitable in any particular future period. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses exceed what we anticipate, our results of operations could be materially and adversely affected.
We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, but we may not be able to raise a sufficient amount of funds to do so on terms favorable to us and our stockholders or at all.
     We may need to obtain additional capital to fund our capital obligations and to finance the growth and expansion of our businesses. For example, we will need substantial additional capital to finance the development and growth of our recurring revenue projects, which are heavily capital intensive. In addition, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions will likely depend on our ability to raise additional capital, as of the date of this report, we have not entered into any agreement committing us to any such acquisition. Moreover, unanticipated events, over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. We cannot provide any assurance that we will be able to maintain our existing debt facilities, raise additional capital or replace our current credit facility when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.
     We entered into an expanded revolving credit facility in November 2008, under which we have a maximum credit line of $50 million. The credit facility matures November 12, 2011, but we have the option prior to that maturity date, assuming we are in compliance with all our financial covenants and not otherwise in default at that time, to convert a portion of outstanding principal balance thereunder, in an amount not exceeding the amount we draw down from the credit facility to finance capital for recurring revenue projects executed after December 31, 2007, into a non-revolving term loan for a two year period expiring November 12, 2013, making quarterly payments based upon a four year fully amortized basis. However, upon maturity in November 2011, we would still need to refinance the remainder of the balance of our credit facility that is not converted, and to obtain funding for our future capital requirements. As of December 31, 2008, we had no borrowings outstanding under our credit facility and were in full compliance with all our covenants, and thus the full amount was available to us.
     Our ability to borrow under the revolving credit facility is subject to our ability to satisfy a number of financial covenants, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum asset coverage, minimum consolidated tangible net worth and maximum debt to worth ratio. Our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance. If we are unable to fully satisfy the financial covenants of the credit facility, and this failure is not waived by our lenders, then we will be in breach of the terms of our credit facility. Our obligations under the credit facility are secured by a first priority security interest in substantially all of the assets of our subsidiaries, and by guarantees by our subsidiaries. Any breach of the covenants in the credit facility could result in a default under the credit facility, and an acceleration of payment of all outstanding debt owed, which could materially and adversely affect our financial condition. In such case, we would seek an amendment or waiver of our credit agreement or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to an amendment or waiver of our credit agreement. In the event we obtain an amendment or waiver of our credit agreement, we would likely incur additional fees and higher interest expense.
     Moreover, we could be adversely affected by the failure of one or more financial institutions to fulfill their commitments under our credit facility, due to the current crisis in the financial markets and banking industry. Our credit facility is provided by a syndicate of several financial institutions, with each institution agreeing severally, and not jointly, to make revolving credit loans to us in accordance with the terms of the credit agreement. If one or more of these financial institutions were to default on its obligation to fund its commitment, the portion of the credit facility provided by such defaulting financial institution would not be available to us.
     We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the holding company level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including market conditions, which are not generally favorable as of the date of this report, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, raising capital could require the consent of our lenders. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot provide any assurance that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to our lending group, if its consent is required. Our inability to obtain sufficient additional capital on a timely basis on favorable terms could have a material adverse effect on our business, financial condition and results of operations.
Restrictions imposed on us by the terms of our credit facility limit how we conduct our business and our ability to raise additional capital.
     The terms of our credit facility contain financial and operating covenants that place restrictions on our activities and limit the discretion of our management. These covenants place significant restrictions on our ability to:
•	incur additional indebtedness;

•	create liens or other encumbrances;

•	issue or redeem our securities;

•	make dividend payments, stock repurchases and investments;

•	incur capital expenditures above certain limits;

•	amend our charter documents;

•	sell or otherwise dispose of our or our subsidiaries’ stock or assets;

•	liquidate or dissolve;

•	acquire other businesses and companies;

•	merge or consolidate with other companies; or

•	reorganize, recapitalize or engage in a similar business transaction.
     Any future financing arrangements will likely contain similar or more restrictive covenants. As a result of these restrictions, we may be:
•	limited in how we conduct our business;

•	unable to raise additional capital, through debt or equity financings, when needed for our operations and growth; and

•	unable to compete effectively, make desired acquisitions or to take advantage of new business opportunities.
     In addition, our credit facility contains other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. Our ability to borrow under our credit facility will depend on our satisfaction of those covenants. Events outside of our control can affect our ability to meet those covenants. We cannot provide any assurance that we will be able to comply with all these covenants in the future, particularly given the challenging economic and financial market conditions and the impact these conditions are having, and are expected to continue to have, on our customers’, and on our potential customers’, capital spending and business investment activities.
     Our failure to comply with our obligations under our credit facility could result in declaration of an event of default. If a default in our credit facility is declared and is not waived by our lenders or timely cured by us, then we may be unable to borrow under it or any other credit mechanism and the entire indebtedness then owed under the credit facility could be accelerated, and we may not be able to repay it. In addition, indebtedness under other instruments that contain cross-default or cross-acceleration provisions also could be accelerated and become due and payable. We cannot be certain that we will be able to remedy an such defaults. In addition, if our credit facility matures and is not renewed, we may not be able to obtain successor financing on acceptable terms. The need to comply with the terms of our debt obligations may also limit our ability to obtain additional financing and our flexibility in planning for or reacting to changes in our business. If as a result of these covenants, we are unable to pursue a favorable transaction or course of action or to respond to an unfavorable event, condition or circumstance, then our business could be materially and adversely affected.
Our growth and operating results in recent years were largely the result of significant purchase commitments from one customer, and if we do not receive additional significant purchase commitments in the future from this or other customers, our business and operating results could be materially and adversely affected.
     In recent years, we have derived a very significant portion of our revenues from one customer that made large purchase commitments, which generated significant revenues and enhanced our operating results. In late 2005, we began receiving the largest purchase orders in our history from Publix, our largest customer over the past three years. In 2008, project-based sales to Publix accounted for 33% of our consolidated revenues, as compared to 47% in 2007 and 53% in 2006. From time to time, we have received other significant, non-recurring purchase orders from customers. See “Item 1. Business—Customers” above. While we expect sales to Publix to continue to generate a significant amount of revenues during the next few years, such sales have been declining in the past two years and will be at much lower levels in future years than in the past three years. There is no assurance we will receive any new orders in the future from Publix or that Publix will not defer or cancel some or all of the orders in our backlog. In addition, there is no assurance that we will receive other significant purchase commitments in the future from other customers. In addition, if all or any substantial portion of commitments for large orders were to be cancelled, reduced or delayed, or if we are unable to obtain additional significant purchase orders in the future, our revenues and net income would be adversely affected.
     Our success will depend on our continued ability to develop new relationships and manage existing relationships with our utility partners and with significant customers and to generate project-based and recurring revenues from them. We cannot provide any assurance that we will be able to continue to generate revenues in the future from our largest current customer, that we will be able to attract additional large customers in the future to replace revenue declines expected from our largest current customer, or that our existing customers will continue to purchase our products and services in future years in the same amounts as in prior years. Our business and operating results would be adversely affected by:
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
     Because we generally do not obtain firm, long-term volume purchase commitments from our customers, most of our contracts and commitments from our customers are short-term and project-based at the present time, although we are focusing on enhancing our long-term commitments through recurring revenue projects. So long as the majority of our revenues continue to be recognized on a project by project basis, we remain dependent upon securing new contracts in the future in order to sustain and grow our revenues. Accordingly, there is no assurance that our revenues and business will grow. In addition, customer orders can be canceled or rescheduled and volume levels can be reduced. We cannot provide any assurance that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, canceled, delayed or reduced orders with new business that generates comparable revenues. Further, we cannot assure you that our current customers will continue to generate consistent amounts of revenues over time. Our failure to maintain and expand our customer relationships could materially and adversely affect our business and results of operations.

The quality and performance of our distributed generation systems and related products and services is, in part, dependent on the quality of component parts we source from various manufacturers, which makes us susceptible to performance issues that could materially and adversely affect our business and financial results.
     Our distributed generation systems, switchgear, lighting products and utility infrastructure systems are sophisticated and complex, and the success of these systems and products is dependent, in part, upon the quality and performance of key components and materials, such as engines, generators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to backup their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, switchgear systems and lighting systems for component part malfunctions, whether or not covered under manufacturers’ warranties, and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues. These risks also include the potential material and adverse effects on our business, operations, reputation and financial results due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues. In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business.
     Although we believe our suppliers’ warranties generally cover these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, or the performance issues are not covered by manufacturer’s warranties, and our customers may claim to incur damages as a result of those performance issues. As of the date of this report, we have identified performance issues with approximately $5 to $10 million of manufacturer’s component parts installed in distributed generation systems deployed at customer’s sites, and additional performance issues could arise from time to time in the future. We are working collaboratively with the manufacturers to resolve these issues. While we typically work collaboratively with the manufacturers to resolve these issues, in the event the manufacturers’ solutions do not fully satisfy the required performance standards, we could incur additional costs to replace, rebuild or repair these systems, and these costs could substantially lower our gross margin, cause us to incur additional expenses in certain future periods, or cause us to spend additional capital expenditures or incur asset write-downs. In addition, we could incur materially adverse financial consequences related to the cancellation of customer contracts, including project-based contracts and recurring revenue contracts. In certain instances, these performance issues could also result in customers’ claims for damages. While we currently expect the manufacturers to rectify these performance issues to meet our customers’ required performance standards with minimal additional cost to us, we cannot provide any assurance that an acceptable solution will be achieved in each case, or even if a solution is achieved, the timing or costs to us associated with such solutions. Moreover, the outcome of warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. If any of these risks related to the quality of the components occur, our business and our financial results could be harmed.
Because our future success depends, in part, upon the success of our recurring revenue project business model, which requires us to make up-front investments in capital for distributed generation equipment that we will continue to own, and therefore to incur risks associated with ownership, if we do not receive substantially all of the benefits anticipated by those projects or if one or more of the risks associated with those projects materializes, then our financial condition and results of operations could be materially and adversely affected.
     A growing portion of our revenues, cash flow and net income is generated by our recurring revenue projects, which are long-term distributed generation projects installed on the customer’s site in which we retain the ownership and realize recurring revenues derived from regular fees paid by the customer over a long-term contract, typically five to fifteen years, including projects under which our revenues are dependent on the energy cost reductions realized by our customers. While to date these recurring revenue projects have constituted a minor portion of our revenue base, we expect and intend for them to generate a more significant and dependable portion of our revenues in the future because we have increased our marketing of these recurring revenue projects. Our future success depends, in part, upon the success and growth of these recurring revenue projects, which require us to invest capital in distributed generation equipment at the beginning of the project. Accordingly, if we do not realize most of the benefits of these recurring revenue projects, or if one or more material risks related to these projects materializes, our business could be materially and adversely affected.
     Under these recurring revenue projects, we derive recurring revenues from the customer, which enhance the size and dependability of our revenues, cash flow, gross margins and income over the long-term. However, the amount of anticipated recurring revenues and related gross margins and cash flows from these long-term projects are based on a number of assumptions and estimates, including those pertaining to customer demand, energy consumption, energy costs and savings, tariff structures, our monitoring ability, the quality, reliability and availability of the associated equipment, our capital resources, and the initial and ongoing expenses of the project. Changes in our estimates or assumptions causing us to fail to realize the benefits of these recurring revenue projects may result in the recurring revenues, gross margins on those revenues and cash flows we receive being substantially less than expected.
     Moreover, these recurring revenue projects have certain risks associated with them, in addition to the risks associated with our traditional turn-key distributed generation sales, due to our continued ownership of the underlying equipment and the nature of the relationship we have with the customers under these projects. These risks of recurring revenue projects include the following:
•	disputes arising with a customer about the project that ultimately results in either the customer requiring us, or in us determining, to remove the equipment from the customer’s site, which could result in a significant loss in revenues and cash flow until the equipment can be re-deployed in a new project or, if the equipment is not re-usable, a significant write-down in our assets;

•	our inability to receive the intended benefits from the project due to changes associated with the distributed generation model, such as due to changes in tariff structures or customer requirements;

•	our inability to receive recurring revenues due to customer issues, such as deterioration in the customer’s ability to pay our ongoing fees or a dispute with the customer delaying, deferring or reducing the project fees payable to us;

•	the failure of the equipment to properly function and to perform and to deliver the intended benefits, which could result in claims by the customer for damages to its equipment, lost revenues and profits or safety issues and in the attempt by the customer to cancel the contract related to the project or to refuse or to delay making payments in amounts we believe are due to us under those contracts;

•	new regulations, or changes in the interpretation of existing regulations, such as those pertaining to air emissions or those relating to the requirements and conditions for the ownership of power generation systems, that could render our projects no longer economically viable, or technically obsolete, or legally impractical;

•	injuries to persons caused by problems or failures of equipment owned by us; and

•	environmental effects, such as fuel spills, requiring costly and time-consuming remediation efforts and potentially subjecting us to fines and penalties related to environmental requirements and regulations.
     Accordingly, we cannot provide any assurance that we will realize substantially all the benefits that we expect, or that our business will not face some of the risks, including the risks discussed above, related to these recurring revenue projects, on which we anticipate we will become more dependant in future periods. If we do not receive substantially all of the expected benefits, or if we face one or more significant risks, related to these recurring revenue projects, our financial condition and results of operations could be materially and adversely affected.
If we were to lose the services of one or more of our executive officers, we might not be able to execute our business strategy and our business could be materially and adversely affected.
     Our future success depends in large part upon the continued service of our executive officers. In particular, Sidney Hinton, our President and Chief Executive Officer, who is also the visionary and leader of our PowerSecure subsidiary, is critical to the overall management of our company as well as the development of our business, our future growth and performance and our strategic direction. Although we have entered into employment agreements with our executive officers, we only have key man life insurance on Mr. Hinton, and it might not be sufficient to offset the adverse effects of the loss of his services to us. The loss of the services of any of our executive officers could materially and adversely affect our business, financial condition and results of operations.

If we are unable to continue to attract and retain key personnel, our business could be materially and adversely affected.
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
     The prices of some of the key components of our products and services are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our products and systems or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows. For example, most of our revenues in recent years have been generated from fixed price distributed generation projects, and increases in the prices of key components in those projects, such as generators, diesel fuel, copper, aluminum and labor, would increase our operating costs and, accordingly, reduce our margins in those projects. Although we intend to adjust the pricing on future projects based upon long-term changes in the prices of these components, we generally cannot pass on short-term price increases on fixed pricing projects, and we may not be able to pass on all long-term price increases. Such price increases could occur from time to time due to spot shortages of commodities or labor, or from longer-term shortages due to market forces beyond our control. An increase in our operating costs due to price increases from these components causing a reduction in our margins could materially and adversely affect our consolidated results of operations and cash flows.
We depend on sole source and limited source suppliers for some of the key components and materials in our products and systems, which makes us susceptible to supply shortages or price increases that could materially and adversely affect our business.
     We depend upon sole source and limited source suppliers for some of the key components and materials that we use in our products and systems. If we experience delays in receiving these components or parts so that we are unable to obtain these components on a timely basis, we will not be able to deliver our products and systems to our customers on a timely basis, which could defer revenue and income recognition or cause the cancellation or reduction of some projects and contracts. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, we are dependent upon obtaining a timely and cost-effective supply of generators for our distributed generation business, but from time to time these generators are in short supply, affecting the timing of our performance and cost of the generators. From time to time we may experience delays in production because the supply of any critical components is interrupted or reduced, or due to malfunctions or failures of key components, or we may experience significant increases in the cost of such components. If any of those events occurs and we have failed to identify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or we may incur higher than expected expenses, either of which could materially and adversely affect our business, operations and results of operations.
Our business is subject to the risk of changes in utility tariff structures, which changes could materially and adversely affect our business as well as our financial condition and results of operations.
     Our business is dependent, in part, upon our ability to utilize distributed generation to create favorable pricing for customers based on existing tariff structures. If utility tariffs change in some regions, then our business would become less viable in those regions. Moreover, even if such tariffs do not change, if we are unable to obtain the expected benefits from those tariffs, our revenues and income would be materially and adversely affected. Changes in utility tariffs or our inability to obtain the benefits of tariff structures could materially and adversely affect our business, financial condition and results of operations.
Our business is subject to the risk of changes in environmental requirements, which changes could materially and adversely affect our business as well as our financial condition and results of operations.
     We presently utilize diesel powered generators in our systems. If regulatory requirements in the business regions of our customers are modified to unfavorably affect the utilization of diesel for generation, then our business could be materially and adversely affected. While, in such case, we would utilize our best efforts to find alternative power sources, there is no assurance those alternative sources would be economically acceptable. Unfavorable changes to such regulatory requirements could materially and adversely affect our business.
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
Utility companies or governmental entities could place barriers to our entry into the marketplace.
     Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of our products with the electric grid. Further, they could charge additional fees to our customers for installing distributed generation. These types of restrictions, fees or charges could impair our ability our distributed generation systems, or of our customers to effectively use our systems, or they could increase the costs to our customers of using our systems. This could make our main product line less desirable, which could materially and adversely affect our business, financial condition and operating results.
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
     In addition, at this time we cannot assess the impact that the new stimulus package adopted by Congress in February 2009, the American Recovery and Reinvestment Act, will have on our business and operations or on our competitors. Such legislation will directly impact alternative generation technologies, renewable energy requirements, environmental restrictions and costs and the electric grid. Some of the measures, requirements, benefits and funding in this legislation could benefit or could restrict our business, or could benefit our competitors, or both. The modification or adoption of future laws and regulations could adversely affect our business and our ability to continually modify or alter our methods of operations at reasonable costs. We cannot provide any assurances that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties which could materially and adversely affect our business.
We face some risks that are inherent in energy operations.
     Our operations are subject to the hazards and risks inherent in the servicing and operation of natural gas and production water disposal assets, including encountering unexpected pressures, explosions, fires, natural disasters, blowouts, cratering and pipeline ruptures, as well as in the manufacture, sale and operation of electrical equipment such as our distributed generation system, including electrical shocks, which hazards and risks could result in personal injuries, loss of life, environmental damage and other damage to our properties and the properties of others. These operations involve numerous financial, business, regulatory, environmental, operating and legal risks. For example, the WaterSecure operations suffered fires in 2008 that resulted in personal injuries, damages to property and loss of revenues, net income and cash flow due to business interruption, and will increase future operating expenses due to safety measures being implemented. These risks could materialize and result in losses to us as the result of personal injuries, damage to property and business interruption, some of which could occur for uninsurable or uninsured risks or could exceed our insurance coverage. Therefore, the occurrence of a significant adverse effect that is not fully covered by insurance could have a material and adverse effect on our business. In addition, we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.
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
     Our business and financial results in the future will depend heavily on the market acceptance and profitability of our new businesses and these new product and service offerings lines. If we are unsuccessful in addressing these risks or in executing our business strategies, or if our business model fails or is invalid, then our business could be materially and adversely affected.
Changes in our product mix could materially and adversely affect our business.
     The margins on our revenues from some of our product and service offerings are higher than the margins on some of our other product and service offerings. For example, the margins we obtain on recurring revenue contracts are generally higher than the margins we obtain on project-based contracts. In addition, our margins can also fluctuate based upon tariff systems and contract factors. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower net income, or higher net losses, and less cash flow on the same amount of revenues.
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
     From time to time, we are involved in a variety of claims, suits, investigations, proceedings and legal actions arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract and other matters. For example, from time to time, we hire employees that are subject to restrictive covenants, such as non-competition agreements with their former employers. We comply, and require our employees to comply, with the terms of all known restrictive covenants. However, we have in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants.
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
     We provide a standard one year warranty for distributed generation equipment and a five year warranty for our EfficientLights lighting products. In addition, we offer extended warranty terms on our distributed generation turn-key projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and development of methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. Our warranty reserves may be inadequate due to undetected product defects, unanticipated component failures, as well as changes in various estimates for material, labor and other costs we may incur to replace projected product failures. As a result, if actual product failure rates, parts and equipment costs, or service labor costs exceed our estimates, our operating results could be adversely impacted.
If we fail to successful educate our potential customers, including utility customers, regarding the benefits of our distributed generation solutions or if the market otherwise fails to continue to develop and expand the need for our solutions, or if new technologies become viable alternatives, then our business could be limited and adversely affected.
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
     One of our marketing approaches involves partnering with utilities and selling our products and services to their large commercial, institutional, federal and industrial customers. We have generated a significant portion of our revenues using this approach. However, the purchasing patterns of these customers are variable and generally characterized by long budgeting, purchasing and regulatory process cycles. These customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying a normal budget approval process within the utility. In addition, utilities and their customers may defer purchases of our products and services if the utilities reduce capital expenditures as the result of the currently adverse economic and financial market conditions, mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors. These unfavorable conditions could materially and adversely affect our business.
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
     Our future success will depend on our ability to develop new and enhanced products and services that achieve market acceptance in a timely and cost-effective manner. The development of technology is often complex, and we occasionally have experienced delays in completing the development and introduction of new products and services and enhancements thereof. Successful development and market acceptance of our products and services depends on a number of factors, including:
•	the changing requirements of customers;

•	the accurate prediction of market requirements, including regulatory issues;

•	the timely completion and introduction of new products and services;

•	the quality, price and performance of new products and services;

•	the availability, quality, price and performance of competing products, services and technologies;

•	our customer service and support capabilities and responsiveness;

•	the successful development of our relationships with existing and potential customers; and

•	changes in technology, industry standards or end-user preferences.
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
Failures in the integrity of our current systems and future system upgrades could materially affect our business performance and our ability to accurately and timely report our financial results.
     Our ability to generate accurate and timely financial information for management reporting and public reporting purposes is dependent on the integrity and stability of our current financial systems and upgrades to our systems. This includes our financial and operational systems and underlying processes. Disruptions in our systems integrity could lead to operational issues and inefficiencies in our business which could be material. Our significant growth requires that we upgrade our financial systems from time to time, and we are currently evaluating a financial and operational system upgrade in the next few years. We expect that this financial system upgrade will improve our financial operations once it is complete, but transitional issues could occur during installation which could adversely impact our performance as well as the integrity or timing of our financial results.
We face intense competition in the markets for our products, services and technology, and if we cannot successfully compete in those markets, our business could be materially and adversely affected.
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
     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. We cannot assure you that we will have the financial resources, technical expertise, portfolio of products and services or marketing and support capabilities to compete successfully in the future. Our inability to compete successfully or to timely respond to market demands or changes could have a material adverse effect on our business, conditions and results of operations.
If we fail to effectively manage our anticipated long-term future growth, our ability to market and sell our products and services and to provide quality service to our customers may be adversely affected.
     Our revenues, business operations and number of employees have grown significantly in recent years, primarily in response to the growth in our business. Notwithstanding the near-term effects of the current economic crisis and financial markets meltdown, we anticipate further growth in the long-term, especially as we expand into new lines of business and geographic areas. When this growth occurs, it can place a significant strain on our management and operational resources, including our ability to timely and cost-effectively satisfy our customers’ demand requirements. We must plan and manage our long-term growth effectively in order to continue to offer quality and successful products and services and to achieve revenue growth and profitability in rapidly evolving markets. If we are not able to effectively manage our long-term growth in the future, our business may be materially and adversely affected. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in training our existing employees, our business may be harmed.
Our management of the WaterSecure operations, a private energy program, presents risks to us.
     WaterSecure is our subsidiary that manages and holds a significant minority ownership interest in the WaterSecure operations, a private program that owns and operates natural gas production water disposal facilities. While WaterSecure does not intend to form any new private programs, it may from time to time increase its economic interest in the program or initiate or manage actions intended to expand the program’s assets or activities. This program was financed by a private placement of equity interests raising capital to acquire the assets and business operated by the program. Our management of this program presents risks to us, including:
•	material adverse changes in the business, results of operations and financial condition of the program due to events, conditions and factors outside of our control, such as changes in the price of oil and other general and local conditions affecting the oil and gas market generally, which could reduce the revenues, net income and cash flows of the program and, because we receive distributions from the program based upon its financial results and available cash, adversely affect our financial results and cash flow;

•	potential new market entrants and competition resulting from the current oil and gas market generally and the specific oil and gas market served by our WaterSecure operations, which could adversely affect the financial results of our WaterSecure operations and, accordingly, our results of operations;

•	hazards of oil production water processing and disposal facilities, including fires, such as the fires that occurred at the program’s facilities in early 2008, that can result in loss of life, personal injuries, damages to facilities that may not be insured and lost business, revenues, net income and cash flows;

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages due to such contamination;

•	lawsuits by investors in this program who become dissatisfied with the results of the program;

•	risks inherent in managing a program and taking significant actions that affect its investors;

•	changes in the regulatory environment relating to the program;

•	reliance upon significant suppliers and customers by the program; and

•	changes in technology.
     If any of these risks materialize and we are unsuccessful in addressing these risks, our financial condition and results of operations could be materially and adversely affected.
We may be unable to acquire other businesses, technologies or companies or engage in other strategic transactions, or to successfully realize the benefits or avoid the difficulties of any such strategic transactions.
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
     One element of our business strategy is the development of corporate relationships such as strategic alliances with utilities and other companies and businesses to provide products and services to existing and new markets and to develop new products and services and enhancements to existing products and services. We believe that our success in the future in penetrating new markets will depend in large part on our ability to maintain these relationships and to cultivate additional or alternative relationships. However, we cannot assure you that we will be able to develop new corporate relationships, or that these relationships will be successful in achieving their purposes. Our failure to continue our existing corporate relationships and develop new relationships could materially and adversely affect our business.
When we become unable to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes, either because we exhaust them or because we lose the ability to use them for any reason, we would face exposure to significant tax liabilities in the future, adversely affecting our net income and cash flow.
     We have recorded taxable income since 2005. We have been able to offset our taxable income for U.S. federal income tax purposes by utilizing our net operating loss carryforwards, which we refer to as NOLs, and intend to do so in the future. As of December 31, 2008, our available NOLs were approximately $30.4 million, of which $5.8 million expires over the next three years. When our aggregate future net income, for federal income tax purposes, exceeds the amount of our available NOLs, we will commence incurring liability for federal income taxes, which will adversely affect our net income, cash flow and available cash resources compared to previous periods during which we were able to utilize our NOLs.
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
We may have exposure to greater than anticipated tax liabilities.
     The determination of our provision for income taxes and other tax liabilities requires estimation and significant judgment, but there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to review by applicable taxing authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
We are subject to the risks of owning real property.
     We own real property, the land and building constituting our principal executive offices. We have little experience managing real property. Ownership of real property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination;

•	averse changes in the value of this property, due to interest rate changes, change in the neighborhood in which the property is located, or other factors;

•	the possible need for structural improvements in order to complying with zoning, seismic, disability act or other requirements; and

•	possible disputes with neighboring owners or others.
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
     The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. For example, since January 1, 2008, the closing sale price of our common stock has fluctuated from a low of $2.70 to a high of $13.87. The stock market in general, and the market for energy companies in particular, have experienced extreme price and volume fluctuations in recent years, and these fluctuations have often been unrelated or disproportionate to the operating performance of those companies. A number of factors could cause wide fluctuations in the market price and trading volume of our common stock to continue in the future, including:
•	the effects of economic and market conditions on our business and revenues, especially the effects of the current financial crisis and economic recession, including the length thereof and the timing of subsequent economic recovery and its effects on our markets, and the volatility and disruption of the capital and the credit markets on the demand for our products, services and technologies;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, significant technical innovations, new products or services, product improvements, significant contracts, strategic relationships or capital commitments;

•	the receipt, deferral or loss of significant customer orders, including replacing, sustaining and growing revenues from customers other than Publix, our largest customer;

•	the introduction of new products and services by us or our competitors;

•	the commencement of, or our involvement in, litigation or other legal or regulatory proceedings;

•	announcements by us or our competitors about the success or status of business;

•	conditions or trends in the energy and technology industries in general, and in the particular markets we serve;

•	potential favorable or unfavorable regulatory and legislative impacts, including provisions and spending which may or may not be included in federal economic stimulus legislation;

•	changes by us in revenue or earnings guidance;

•	recommendations by securities analysts;

•	changes in, or the failure by us to meet, securities analysts’ estimates and expectations;

•	the lower coverage by securities analysts and the media of smaller issuers like us;

•	changes in the market valuation of other energy or technology companies;

•	additions or departures of key personnel;

•	purchases or sales of our common stock by our directors, executive officers and significant stockholders; and

•	general economic, business and market conditions.
     Many of these factors are beyond our control. The occurrence of any one or more of these factors could cause the market price of our common stock to increase or decrease significantly, regardless of our operating performance.
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
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     In January 2008, we acquired our principal executive and operating offices, including the land and building, located in Wake Forest, North Carolina, which we previously leased. The building consists of approximately 23,000 square feet. These offices were originally acquired subject to a mortgage, which was repaid in December 2008, as described in the notes to our consolidated financial statements included elsewhere in this report.
     Our PowerSecure subsidiary leases four facilities located in Raleigh, Wilmington and Morrisville, North Carolina, which consist of approximately 36,000 square feet in the aggregate. The leases on these facilities have an aggregate monthly rental obligation of approximately $26,000 and expire at various dates through 2014. We also lease two office facilities in McDonough, Georgia, consisting of approximately 11,000 square feet with a monthly rental obligation of approximately $14,000, including operating costs, which leases expire in 2010. In addition, we lease office facilities in Anderson, South Carolina, which are used for our EfficientLights operations, consisting of 13,500 square feet with a monthly rental obligation of approximately $5,000 expiring in August 2009. We also own and occupy an 11,770 square foot pre-engineered steel building in Randleman, North Carolina that is used by PowerFab for its office and fabrication activities.
     Our Southern Flow subsidiary leases office facilities in the following locations: Lafayette, Belle Chasse and Shreveport, Louisiana; Jackson, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 94,000 square feet, total monthly rental obligations of approximately $37,000 and terms expiring at various dates through 2013. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas, subject to a deed of trust held by our credit facility lender, as described in the notes to our consolidated financial statements included elsewhere in this report.
     We believe our facilities are suitable and adequate to meet our current and anticipated needs, although our anticipated growth may require us to obtain additional space in future years. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.
Item 3. Legal Proceedings
     From time to time, we are involved in a variety of claims, lawsuits, investigations, proceedings and other legal actions arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract and other matters. For example, from time to time, we hire employees that are subject to restrictive covenants, such as non-competition agreements with their former employers. We comply, and require our employees to comply, with the terms of all known restrictive covenants. However, we have in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants. While we do not believe any pending claims have merit, we cannot provide any assurance of the outcome of these claims.
     In addition, from time to time in the ordinary course of business, we encounter performance issues with key component parts we utilize in our distributed generation systems, switchgear systems, utility infrastructure products and lighting products, such as engines, generators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, switchgear systems and lighting systems for component part malfunctions, whether or not covered under manufacturers’ warranties and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues. These risks also include the potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues, additional expenses and capital costs, and asset write-offs, due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues.
     Although we believe our suppliers’ warranties generally cover these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, or the performance issues are not covered by manufacturer’s warranties, and our customers may claim to incur damages as a result of those performance issues. In those cases, we vigorously defend our position and rights, including our warranty rights, and we take all commercially practical actions to ensure our customers are fully satisfied with the quality of our products and services and do not incur any damages. As of the date of this report, we have identified performance issues with approximately $5 to $10 million of manufacturer’s component parts installed in distributed generation systems deployed at customer’s sites, and additional performance issues could arise from time to time in the future. We are working collaboratively with the manufacturers to resolve these issues. However, in the event the manufacturers’ solutions do not fully satisfy the required performance standards, we could incur additional costs to replace, rebuild, or repair these systems, as well as incur adverse material future financial consequences related to the cancellation of customer contracts, including reduced revenues, additional expenses and capital costs, and asset write-offs. In certain instances, these performance issues could also result in customer’s claims for damages. We currently expect the manufacturers to rectify these performance issues to meet our customers’ required performance standards with minimal additional cost to us, however, we cannot provide any assurance that an acceptable solution will be achieved in each case, or if a solution is achieved the timing or costs to us associated with such solutions. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business. Accordingly, potential negative financial impacts from these items cannot be estimated at this time.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock has been listed and traded on The Nasdaq Global Select Market under the symbol “POWR” since August 22, 2007. From August 10, 2005 through August 21, 2007, our common stock was listed and traded on the American Stock Exchange under the symbol “MEK”. From October 15, 2002 through August 9, 2005, our common stock was traded over-the-counter on the OTC Bulletin Board under the symbol “MTEK”.
     The following table sets forth the range of the high and low sales prices per share of our common stock, as reported on The Nasdaq Global Select Market and the American Stock Exchange for the periods indicated.

	High	Low

Fiscal Year 2008 Quarters Ended:
March 31	$13.87	$10.50
June 30	12.70	6.41
September 30	10.72	5.65
December 31	6.41	2.70

Fiscal Year 2007 Quarters Ended:
March 31	$13.98	$10.60
June 30	16.00	10.77
September 30	16.35	11.60
December 31	14.88	10.34
     On March 6, 2009, the last sale price of our common stock as reported on The Nasdaq Global Select Market was $3.46.
Holders
     As of March 6, 2009, there were 98 holders of record of our common stock, although we believe there are a significantly larger number of beneficial owners of our common stock because many of our shares are held by brokers and other institutions on behalf of the beneficial owners.
Dividends
     We have never declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, for use in the development, operation and growth of our business and for the servicing and repayment of indebtedness. Future dividends, if any, will be determined by our board of directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions (including those under our credit agreement) and such other factors as our board of directors deems relevant.

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

Consolidated Statement of	Year Ended December 31,
Operations Data:	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Sales and services	$135,440	$111,112	$115,702	$43,507	$31,388
Cost of sales and services	91,731	76,805	84,104	31,242	22,289

Gross profit on sales and services	43,709	34,307	31,598	12,265	9,099

Operating expenses:
General and administrative	28,903	22,489	19,011	8,581	6,681
Selling, marketing and service	5,348	3,575	2,860	1,457	1,271
Depreciation and amortization	2,031	1,500	885	432	290
Research and development	118	148	73	—	—
Restructuring charges	—	14,139	—	—	—

Total operating expenses	36,400	41,851	22,829	10,470	8,242

Operating income (loss)	7,309	(7,544)	8,769	1,795	857
Other income and (expenses):
Management fees	556	423	365	428	404
Interest and other income	490	1,541	1,059	57	53
Interest and finance charges	(287)	(57)	(144)	(570)	(364)
Equity income	3,490	2,774	2,221	1,690	1,255
Minority interest	—	30	(72)	(211)	(238)

Income (loss) before income taxes	11,558	(2,833)	12,198	3,189	1,967
Income tax benefit (provision)	(823)	1,834	(465)	(46)	(48)

Income (loss) from continuing operations	10,735	(999)	11,733	3,143	1,919

Discontinued Operations (1):
Loss on disposal	(42)	(1,261)	—	(300)	(3,356)
Income (loss) from operations	(35)	652	(28)	(509)	(1,807)

Loss on discontinued operations	(77)	(609)	(28)	(809)	(5,163)

Net income (loss)	$10,658	$(1,608)	$11,705	$2,334	$(3,244)

Basic earnings (loss) per share (2):
Income (loss) from continuing operations	$0.66	$(0.06)	$0.78	$0.26	$0.07
Loss from discontinued operations	(0.00)	(0.04)	(0.00)	(0.07)	(0.54)

Net income (loss)	$0.65	$(0.10)	$0.78	$0.19	$(0.47)

Diluted earnings (loss) per share (2):
Income (loss) from continuing operations	$0.63	$(0.06)	$0.71	$0.24	$0.07
Loss from discontinued operations	(0.00)	(0.04)	(0.00)	(0.06)	(0.52)

Net income (loss)	$0.63	$(0.10)	$0.71	$0.18	$(0.45)

Weighted average common shares outstanding:
Basic	16,374	16,045	15,063	12,287	9,531

Diluted	17,021	16,045	16,477	13,361	10,036

(1)	During fiscal 2007, our board of directors approved a plan to discontinue the business of Metretek Florida and substantially all of its assets and operations were sold in March, 2008. During fiscal 2004, our board of directors approved a plan to discontinue the business of MCM and all of its manufacturing assets were sold in

2005 and 2006. The operations of the discontinued Metretek Florida and MCM disposal group have been reclassified to discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2008 have been reclassified to conform to fiscal 2008 presentation. Such reclassifications had no impact on our net income (loss) or stockholders’ equity.

(2)	Per share amounts presented for fiscal 2004 include the effects of preferred stock deemed distributions.

Consolidated Balance	December 31,
Sheet Data:	2008	2007	2006	2005	2004
	(In thousands)

Cash and cash equivalents	$24,316	$28,710	$15,916	$2,188	$2,951
Working capital	42,554	41,278	38,988	4,911	5,117
Total assets	110,834	113,023	89,699	33,319	30,211
Long-term capital lease obligations	5,201	5	—	—	—
Long-term notes payable	—	—	—	3,594	6,075
Total stockholders’ equity	72,811	59,240	58,000	16,230	12,917

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The discussion in this item, as well as in other items in this report, contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements, including those risks, uncertainties and other factors described above in “Item 1A. Risk Factors,” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents that we from time to time file with or furnish to the SEC. You are cautioned not to place undue reliance on any forward-looking statements, any of which could turn out to be materially wrong. Any forward-looking statements made in this report speak only as of the date of this report.
     The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006, and of our consolidated financial condition as of December 31, 2008 and 2007 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
     PowerSecure International, Inc., based in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions and Energy Services to utilities, commercial, institutional and industrial customers, and oil and natural gas producers. W provide our products and services across the strategic business areas of Interactive Distributed Generation®, Utility Infrastructure, Energy Efficiency and Energy Services.
     Through our PowerSecure, Inc. subsidiary we operate our Energy and Smart Grid Solutions business segment. In this business segment, we focus on three strategic businesses:: Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. Our core Interactive Distributed Generation® business involves installing sophisticated electric generation equipment directly at the location where power is utilized. This equipment provides a dependable backup power supply during power outages, while at the same time providing a more efficient and environmentally friendly means of delivering power during high cost periods of peak power demand. Our intelligent Interactive Distributed Generation® systems contain our electronic controls technology which enables our systems to be monitored 24 x 7 by our monitoring center, safeguarding our customers from power outages and their related costs. Through this monitoring center, we utilize our proprietary smart grid capabilities to forecast utilities’ peak demand periods, and electronically deploy our systems to deliver more efficient and environmentally friendly power during these periods of peak demand. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power and to minimize energy losses associated with moving electricity over long distances.
     Our Utility Infrastructure business, which is an extension of our Interactive Distributed Generation® business, provides utilities with regulatory consulting and rate design services and power system engineering and construction services. Our Energy Efficiency business is focused on providing lighting solutions for commercial, industrial, and institutional customers, including our state-of-the-art green EfficientLights LED lighting technology for refrigerated cases in grocery and retail drug stores.
     Through our Southern Flow and WaterSecure subsidiaries, we focus on business opportunities in the energy services field. Our Energy Services businesses serve the oil and natural gas industry with oil and natural gas measurement products and services, through Southern Flow, and water processing services, through WaterSecure.
     Our Southern Flow subsidiary provides natural gas measurement services to customers involved the business of oil and natural gas production, transportation and processing, with a focus on the natural gas market. WaterSecure owns approximately 40% of the equity interests in MM 1995-2, our “WaterSecure operations”, an unconsolidated business. Our WaterSecure operations provide water disposal services at its facilities in northeastern Colorado.
     On December 31, 2007, our board of directors adopted a plan to sell substantially all of the assets of Metretek Florida. Metretek Florida was based in Melbourne, Florida, and provided data collection, telemetry and other types of machine to machine, connectivity solutions for energy utility applications. On March 31, 2008, we completed the sale of substantially all the assets of Metretek Florida to Mercury Instruments, LLC for a total purchase price of $2,250,000. As a result, Metretek Florida is presented as a discontinued asset throughout this report.
Recent Developments
     To complement our project-based Interactive Distributed Generation® sales model, we have focused on implementing our recurring revenue business model, which is our marketing and business strategy that is designed to generate long-term revenues by generating a growing base of revenues that recur on an annual basis from ongoing and long-term distributed generation projects. Since late 2007, this strategy has generated several new long-term recurring revenue contracts with utility partners and their customers under which we provide them with efficient standby power and access to reliable distributed generation assets during peak power periods for a number of years, typically five to fifteen years, and receive revenues in each of those years. As we create an increased number of recurring revenue projects, we expect to receive an increased and more stable base of future revenue, profit and cash flow. The development of these recurring revenue projects will require a substantial increase in our capital expenditures, utilizing cash flow from operations, if needed, debt and lease financing, and will also extend revenue and profit recognition over longer periods compared to our traditional project-based sales, where revenue and profit is recognized as the projects are completed. Accordingly, as these long-term recurring revenue projects become an increasing portion of our overall projects and business, we will have a need for more capital in the short-term to finance these recurring revenue projects with the anticipated goal of greater and more stable future revenues with higher gross margins. During 2008, we incurred approximately $18.0 million in total capital expenditures, including $12.8 million invested in capital expenditures for PowerSecure-owned distributed generation systems to generate future recurring revenue and profit under recurring revenue contracts.
     In January 2008, we acquired the land and building constituting our principal executive offices and the offices of our PowerSecure subsidiary, located in Wake Forest, North Carolina, for a purchase price of $3.3 million. Previously, we leased the facilities from the seller. We financed the purchase through a combination of cash on hand and a mortgage loan with our credit facility lender. We repaid the mortgage loan in November 2008 in connection with the amendment of our credit facility discussed below.
     In March 2008, we completed the sale of substantially all the assets and business of our Metretek Florida subsidiary following the plan of dissolution approved by our board of directors in December 2007.
     In July 2008, WaterSecure purchased additional equity interests in MM 1995-2 for an aggregate purchase price of $0.7 million. The additional equity interests increased WaterSecure’s ownership interest to 40.45% of MM 1995-2 from 36.26% at December 31, 2007.
     In November 2008, we amended our credit facility with Citibank, N.A. to expand the amount available for borrowing to $50 million, from $25 million, and to add SunTrust Bank and BB&T as additional lenders.
     In December 2008, we entered into a sale and leaseback transaction with an affiliate of SunTrust, for distributed generation equipment that had been placed in service at customer locations. We received $5.9 million in cash proceeds from the sale of the equipment that we will repay under the terms of the lease, which we treat as a capital lease in our financial statements, with monthly payments of principal and interest over a period of 84 months. We intend to use the proceeds of the lease financing and additional capacity on our line of credit to finance recurring revenue projects and other capital expenditures as well as for working capital.
     Due to an increase in revenues by our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during 2008 increased by $24.3 million, representing a 21.9% increase compared to our 2007 consolidated revenues. Notwithstanding our increased investment in personnel and related expenses and infrastructure costs to support our growth during 2008, our total operating expenses decreased by $5.4 million, or 13.0%, compared to our 2007 operating expenses because our 2007 operating expenses included a restructuring charge of $14.1 million. Our income from continuing operations and our net income in 2008 were also affected by two other factors. First, our 2008 management fees and equity income from the WaterSecure operations increased by a combined $0.8 million compared to 2007. Second, our 2007 other income included a combined $0.7 million of litigation settlement income and gain from a fire related claim while there were no similar amounts during 2008. Overall, our income from continuing operations was $10.7 million during 2008, as compared to a loss from continuing operations of $1.0 million during 2007. Our net income was $10.7 million during 2008, which included a small loss from discontinued operations, as compared to a net loss of $1.6 million during 2007, which included a loss from discontinued operations of $0.6 million.

     As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2008, will be indicative of our future results, especially in light of the current significant downturn in the economy and dislocation in the credit and capital markets.
Backlog
     As of the date of this report, our total backlog of orders expected to be recognized after December 31, 2008 is $87 million, as compared to $97 million, which as of November 6, 2008 was our backlog expected to be realized after September 30, 2008. These backlog amounts include project-based revenues projected to be recognized as projects are completed, and recurring revenue contracts which are projected to be recognized over the life of the contract, as indicated in the table below:
     Revenue backlog to be recognized after December 31, 2008

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue—Near term	$34 Million	1Q09-3Q09
Project-based Revenue—Long term	$21 Million	Q409-2011
Recurring Revenue	$32 Million	1Q09 through 2015

Backlog to be recognized after December 31, 2008	$87 Million
Note: Anticipated revenue and primary recognition periods are estimates subject to change. These backlog amounts are not intended to constitute the Company’s total revenue over the indicated time periods, as the Company has additional, regular on-going revenue streams. Examples of additional, regular recurring revenues include revenues from our Southern Flow business, UtilityEngineering and PowerServices engineering fees, and monitoring revenue, among others.
     Orders in our backlog are subject to delay, deferral or cancellation from time to time by our customers, subject to contractual rights. Given the irregular sales cycle of customer orders, and especially of large orders, our backlog at any given time is not necessarily an accurate indication of our future revenues.
Operating Segments
     We conduct our operations through two operating segments: Energy and Smart Grid Solutions, and Energy Services. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Previously, we were also engaged in a third business segment, Automated Energy Data Collection and Telemetry conducted through our Metretek Florida subsidiary. That segment of our business has been discontinued and the results of its operations are reported as discontinued operations.
     Energy and Smart Grid Solutions
     Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but share a common customer base with our PowerSecure subsidiary products and services and which we intend to grow through shared resources and customer leads. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results.
     Energy Services
     Through our Southern Flow and WaterSecure subsidiaries we serve customers in the oil and natural gas production business with our measurement services and products, and water treatment and disposal services. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing. WaterSecure, through its equity investment MM 1995-2, provides water treatment and disposal for oil and natural gas producers.

Results of Operations
     The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for 2008 compared to 2007, and for 2007 compared to 2006, excludes revenues, gross profit, and costs and expenses of the discontinued Automated Energy Data Collection and Telemetry segment due to its classification as discontinued operations.
     2008 Compared to 2007
     Revenues
     Our segment revenues are generated entirely by sales and services provided by our PowerSecure subsidiary (Energy and Smart Grid Solutions segment) and our Southern Flow subsidiary (Energy Services segment). The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%

Segment Revenues:
Energy and Smart Grid Solutions	$115,993	$94,923	$21,070	22.2%
Energy Services	19,447	16,190	3,257	20.1%

Total	$135,440	$111,113	$24,327	21.9%

     Our consolidated revenues for 2008 increased $24.3 million, or 21.9%, compared to 2007 due primarily to a significant increase of our Energy and Smart Grid Solutions segment revenues, together with a smaller increase in sales and service revenues of our Energy Services segment.
     Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation® projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation® sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $21.1 million, or 22.2%, during 2008 compared to 2007. The increase in those revenues in 2008 over 2007 was attributable to the success of our marketing efforts to meet growing customer demand for our products, as well as continuing improvements in the speed and efficiency with which our operations team installed and completed projects, which accelerates revenue under our percentage of completion accounting methodology. The continued growth of our revenues will depend on those factors as well as upon our ability to secure new significant purchase orders, along with the amount and proportion of future recurring revenue projects, which sacrifices near-term revenue for long-term annual recurring revenues in the future. In addition, the economic downturn and the liquidity crisis are likely to negatively affect the demand for our products and services and the ability of potential customers to finance the purchase of our products and services.
     In recent years, we have engaged in efforts to increase the sales of our projects to customers beyond Publix, our largest customer. The success of these efforts is reflected in the increase in our Energy and Smart Grid Solutions segment revenues during 2008 compared to 2007 of $21.1 million, which was driven by a $27.9 million increase in revenues from customers other than Publix, offset in part by a $6.8 million decrease in project-based revenues from Publix. The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2008	2007

Revenues from Publix projects	$45,211	$52,001
Revnues from all other customers	70,782	42,922

Total	$115,993	$94,923

Publix as a percentage of total
Energy and Smart Grid Solutions segment revenues	39.0%	54.8%
     We expect that, in future years, revenues from Publix will continue to constitute a smaller portion of our total revenues than those revenues have constituted in recent years because we have completed the majority of the Publix distributed generation systems awarded to us, and our anticipated future projects, and thus revenues, from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount. At present, management expects future Energy and Smart Grid Solutions segment revenues will be negatively impacted by current economic conditions including the lack of availability of credit which makes it difficult for certain of our customers to finance the purchase of our systems. In addition, some of our customers have indicated they are deferring capital expenditures until economic conditions show indications of improvement. As a result, management expects our Energy and Smart Grid Solutions segment revenues to decrease in 2009, and perhaps beyond, depending on how quickly economic conditions stabilize and customers resume pre-recession spending on capital improvements and energy efficiency.
     Our Energy Services segment sales and service revenue increased $3.3 million, or 20.1%, during 2008, as compared to 2007, due to a $2.2 million increase in field and service related revenues, together with a $1.1 million increase in equipment sales. The increase in field and other service related revenue in 2008 was due to favorable market conditions in the oil and gas sector through the first eight months of 2008. The increase in equipment sales reflects spending by our Gulf Coast customers to repair equipment damaged in the wake of late summer hurricane activity in the Gulf. However, the recent decline in market conditions in the oil and gas sector negatively affected our Energy Services segment sales and service revenues during our fourth fiscal quarter of 2008, and we expect to continue to be negatively affected by low oil and gas prices. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.
     Gross Profit and Gross Profit Margins
     Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%

Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$77,550	$65,015	$12,535	19.3%
Energy Services	14,181	11,790	2,391	20.3%

Total	$91,731	$76,805	$14,926	19.4%

Segment Gross Profit:
Energy and Smart Grid Solutions	$38,443	$29,908	$8,535	28.5%
Energy Services	5,266	4,400	866	19.7%

Total	$43,709	$34,308	$9,401	27.4%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	33.1%	31.5%
Energy Services	27.1%	27.2%
Total	32.3%	30.9%

     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 19.4% increase in our consolidated cost of sales and services for 2008, compared to 2007, was attributable almost entirely to the costs associated with a 21.9% increase in sales, offset in part by the factors discussed below.
     The 19.3% increase in our Energy and Smart Grid Solutions segment cost of sales and services in 2008 was a result in part from the costs associated with a 22.2% increase in our Energy and Smart Grid Solutions segment sales and services revenue, offset in part by the factors leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit increased $8.5 million, or 28.5% in 2008, compared to 2007. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 1.6 percentage points in 2008 over 2007, to 33.1%. A total of $6.3 million, or 73.5% of the gross profit increase was driven by our Energy and Smart Grid Solutions segment’s broad-based revenue gains, and $2.3 million, or 26.5% of the increase was driven by a favorable mix of higher margin projects. In response to anticipated negative economic conditions affecting our sales, we have taken measures designed to reduce costs and protect, to the extent practicable, our Energy and Smart Grid Solutions segment’s gross profit margin if sales decrease in 2009. Specific measures taken in 2009 include reductions in construction personnel and other operational spending reductions.
     The 20.3% increase in our Energy Services segment costs of sales and services in 2008 is the result of the costs associated with a 20.1% increase in its sales and service revenues. Our Energy Services segment gross profit margin decreased slightly to 27.1% for 2008, compared to 27.2% during 2007, which is within the range of normal fluctuations for this segment.
     Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	Our ability to improve our operating efficiency and benefit from economies of scale, including anticipated reductions in gross profit margins when sales are lower;

•	Our ability to manage our materials and labor costs;

•	The geographic density of our projects;

•	The mix of higher and lower margin products and services;

•	The selling price of our products and services;

•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful; and

•	Other factors described below under “—Fluctuations.”
     Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—Fluctuations” below. Accordingly, there is no assurance that our future gross profit margins will continue to improve or even remain at recent levels in the future, and will likely decrease if revenues decrease.
     Operating Expenses
     Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, research and development, and restructuring charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%
Consolidated Operating Expenses:
General and administrative	$28,903	$22,489	$6,414	28.5%
Selling, marketing and service	5,348	3,575	1,773	49.6%
Depreciation and amortization	2,031	1,500	531	35.4%
Research and development	118	148	(30)	-20.3%
Restructuring charges	—	14,139	(14,139)	-100.0%

Total	$36,400	$41,851	$(5,451)	-13.0%

     Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During our recent growth periods, we have expanded our investment in personnel, and our operating expenses reflect the cost of that investment. During 2008, the number of employees in our continuing operations increased from 378 at the start of the year to 392 at the end of the year, driven by our high levels of revenue, diversification investments in new businesses, and high levels of projects. We expect our recent operating expense increases to decline in the near-term as the current economic conditions negatively impact our growth and as we take measures to control our costs, such as staff reductions and compensation measures such as reductions in personnel, certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. We expect those cost reduction measures to continue only over the near-term in order to address the potential negative effects of the current economic downturn on our business. Over the long-term, however, we expect demand for our business to expand allowing us to continue to grow our business and to invest in future business opportunities.
     General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 28.5% increase in our consolidated general and administrative expenses in 2008, as compared to 2007, was due to investments in personnel and related overhead costs associated with supporting the development and growth of our business. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$14,311	$11,141	$3,170	28.5%
Vehicle lease and rental	2,449	1,568	881	56.2%
Insurance	941	878	63	7.2%
Rent-office and equipment	844	711	133	18.7%
Professional fees and consulting	504	618	(114)	-18.4%
Travel	864	388	476	122.7%
Other	2,082	1,443	639	44.3%

Energy Services	1,900	1,581	319	20.2%

Unallocated Corporate Costs	5,008	4,161	847	20.4%

Total	$28,903	$22,489	$6,414	28.5%

     The increase in our Energy and Smart Grid Solutions segment personnel costs during 2008, as compared to 2007, was due to additional personnel hired to support the growth in the operations of our PowerSecure subsidiary, additional stock compensation expense, higher employee benefit costs, and increases in bonuses and incentive compensation expense resulting from our high levels of Energy and Smart Grid Solutions segment profit. Other Energy and Smart Grid Solutions general and administrative expense increases in 2008, as compared to 2007, include increases in vehicle lease and rental costs, insurance costs, rent expense, and travel and other expense. We expect our personnel costs, as the largest component of our general and administrative expenses, to decrease in the near-term as we manage our costs in response to the current economic downturn that we expect will negatively affect demand for our projects and thus our revenues. Over the long-term, we expect our expenses in these areas to increase at our Energy and Smart Grid Solutions segment as we return to investing and supporting our anticipated long-term growth.
     Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Energy Services segment. The increase in our Energy Services segment general and administrative expense during 2008, as compared to 2007 was due to investments in additional personnel to support the growth in the operations of our Southern Flow subsidiary, higher employee benefit costs, higher rent expense, and increased legal and accounting costs. While general and administrative expenses at our Energy Services segment have generally risen at modest rates in the past, recent initiatives being implemented in our Southern Flow subsidiary to increase its growth and expand its markets and business opportunities will likely result in increased general and administrative expenses in the future.
     Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. Overall, these costs increased during 2008 as compared to 2007 due to the amortization of stock compensation expense on restricted stock grants for a full year period during 2008 as compared to only a part-year period during 2007, as well as increases in the costs and expenses associated with being a public company, including increased accounting and legal costs, director expenses and public company reporting costs.
     Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with advertising and promotion costs. The 49.6% increase in selling, marketing and service expenses in 2008, as compared to 2007, was due nearly entirely to increased personnel, commission and travel costs at our Energy and Smart Grid Solutions segment in support of current and future growth, along with an increase in bad debt expense and advertising and promotional expense. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$2,140	$1,181	$959	81.2%
Commission	2,025	1,704	321	18.8%
Travel	614	376	238	63.3%
Advertising and promotion	323	247	76	30.8%
Bad debt expense	204	12	192	1600.0%
Other business development costs	19	18	1	5.6%

Energy Services	23	37	(14)	-37.8%

Total	$5,348	$3,575	$1,773	49.6%

     Selling and marketing salary expenses at our Energy and Smart Grid Solutions segment increased primarily due to additional sales personnel in 2008, as compared to 2007. The increase in commission costs is primarily the direct result of the increase in sales. The increase in bad debt expense was due to the write-off of specific accounts, as well as an increase in our general allowance reserve due to our increased sales. In the future, we expect our Energy and Smart Grid Solutions segment selling, marketing and services expenses to decrease as we manage our costs in response to the current economic downturn, but increase in the long-term to support our anticipated future growth.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 35.4% increase in depreciation and amortization expenses in 2008, as compared to 2007, primarily reflected an increase in depreciable assets acquired by our Energy and Smart

Grid Solutions segment throughout 2007, including capital expenditures related to Interactive Distributed Generation® systems installed for sales under our recurring revenue model. Primarily as a result of the above, our Energy and Smart Grid Solutions segment depreciation and amortization expenses increased in 2008 by $489,000, or 38.1%, compared to 2007. Depreciation and amortization expense at our Energy Services segment also increased in 2008 by $46,000, or 22.0%, compared to 2007 due to capital investments to support growth initiatives.
     Research and Development Expenses. Research and development expenses include the cost of materials and payments to consultants related to product design and development at our Energy and Smart Grid Solutions segment. The decrease in research and development expenses in 2008, as compared to 2007, primarily reflects product design and prototype costs for certain technologies incurred in 2007 which were completed and not incurred in 2008.
     Restructuring Charges. Restructuring charges of $14.1 million during 2007 include severance and associated costs related to changes in our senior management team to recognize the future focus of our Company should be on the growth opportunities in our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina.
     Other Income and Expenses
     Our other income and expenses include management fees and equity income earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense, income from litigation settlements, minority interest, and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest and other income	$82	$305	$(223)	-73.1%
Interest and finance charges	(140)	(7)	(133)	1900.0%
Minority interest	—	30	(30)	-100.0%

Segment total	(58)	328	(386)

Energy Services:
Management fees	556	423	133	31.4%
Equity income	3,490	2,774	716	25.8%
Interest and other income	26	409	(383)	-93.6%
Interest and finance charges	—	(7)	7	-100.0%

Segment total	4,072	3,599	473

Unallocated Corporate:
Interest and other income	382	827	(445)	-53.8%
Interest and finance charges	(147)	(43)	(104)	-241.9%
Income tax benefit (provision)	(823)	1,834	(2,657)	144.9%

Segment total	(588)	2,618	(3,206)

Total	$3,426	$6,545	$(3,119)

     Interest and Other Income. Interest and other income for each segment consists of interest we earn on our cash and cash equivalent balances. Our Energy Services segment interest and other income for 2007 also includes a gain from insurance proceeds from a fire claim at Southern Flow in 2007. Our unallocated corporate interest and other income for 2007 also includes $385,000 in litigation settlements received. In total, interest and other income decreased $1,051,000 during 2008, as compared to 2007. This decrease was attributable to the one-time gain during 2007 relating to insurance proceeds, the non-recurring litigation settlements received during 2007, and a decrease in our interest income resulting from both a decline in our average cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in 2008 compared to 2007. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our gross profits and our working capital needs, and future interest rates.
     Interest and Finance Charges. Interest and finance charges for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest and finance charges increased $230,000 during 2008, as compared to 2007. The increase in our unallocated corporate interest and finance charges reflects interest expense, the unused line fee, and amortization of our finance charges incurred on our revolving line of credit. The increase in our Energy and Smart Grid Solutions segment interest and finance charges reflects interest and amortized finance charges on a term credit facility which we entered into in January 2008 to finance the purchase our headquarters in Wake Forest, North Carolina, and we repaid in November 2008. We expect our future interest and finance charges to increase as a result of the capital lease financing arrangement we entered into in December 2008, under which we have commenced making monthly lease payments, as well as anticipated borrowings under our credit facility to fund anticipated future recurring revenue projects at our Energy and Smart Grid Solutions segment.
     Minority Interest. Minority interest at our Energy and Smart Grid Solutions segment consists of the minority shareholder’s interest in the losses of our EfficientLights subsidiary for 2007. The minority shareholder’s interest in accumulated losses of EfficientLights exceeded its basis in EfficientLights at December 31, 2007. Accordingly, we discontinued recording additional minority interest losses in EfficientLights effective January 1, 2008.
     Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. The WaterSecure operations experienced strong revenue growth during the first nine months of 2008 as a result of favorable market conditions in the oil and gas sector generally, and in the region in which it operates. As a direct result, our Energy Services segment management fees increased in 2008 by 31.4% compared to 2007. Due to the economic downturn and the significant reduction in oil prices during the latter part of 2008, the current market conditions in the oil and gas sector have substantially weakened and are expected to negatively affect the revenues of the WaterSecure operations in 2009. Accordingly, we currently expect our Energy Services segment management fees to decline in 2009 as compared to 2008.
     Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations as well as changes in our ownership interest. During 2008, our equity income increased by $716,000, or 25.8%, over 2007. The performance of the WaterSecure operations, and our related equity income, was favorably affected by strong market conditions in the oil and gas sector generally, and in the region in which it operates during the first nine months of 2008. In July 2008, our Energy Services segment purchased additional interests in the WaterSecure operations which also resulted in additional equity income in 2008. However, as discussed above, the current market conditions in the oil and gas sector have weakened significantly as a result of the current economic recession and substantially reduced oil prices. Accordingly, notwithstanding our increased ownership interest in the WaterSecure operations, we currently expect our Energy Services segment equity income to decline in 2009 as compared to 2008.
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
     Historically, our federal income tax expense has been insignificant, generally limited to federal alternative minimum tax, because of our consolidated net operating losses in prior years that was used to offset taxable income in current years. During 2007, we determined that it was more likely than not that some portion of our net deferred tax asset would be realized, so we released approximately $1.0 million of our valuation allowance. As a result, we recorded a substantial income tax benefit in 2007. In 2008, we released an additional valuation reserve of approximately $4.5 million, which offset a substantial portion of the income tax expense otherwise recorded in 2008. The increase in our 2008 income tax provision compared to our 2007 income tax benefit was due to an increase in our taxable income in 2008 compared to 2007, and the resulting increases in both our federal alternative minimum tax and state income tax. Management’s assessment of its deferred tax asset and valuation reserve is based on its judgment and its estimates concerning future events, including the generation of taxable income in future periods.
     2007 Compared to 2006
     Revenues
     The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$94,923	$99,543	$(4,620)	-4.6%
Energy Services	16,190	16,160	30	0.2%

Total	$111,113	$115,703	$(4,590)	-4.0%

     Our consolidated revenues for 2007 decreased $4.6 million, or 4%, compared to 2006 due primarily to a decrease at our Energy and Smart Grid Solutions segment, partially offset by a slight increase in sales and service revenues at our Energy Services segment.
     Our Energy and Smart Grid Solutions segment distributed generation sales are influenced by the number, size and timing of various projects as well as the percentage completion on in-process projects. Our distributed generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment sales decreased $4.6 million, or 4.6%, during 2007 compared to 2006. The decrease in our Energy and Smart Grid Solutions’ revenues during 2007 compared to 2006 was due to a $9.4 million decrease in project-based revenues from our largest customer, Publix, as a result of timing of project completions, partially offset by an increase of $4.7 million in revenues from other customers.
     The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2007	2006

Revenues from Publix projects	$52,001	$61,359
Revnues from all other customers	42,922	38,184

Total	$94,923	$99,543

Publix as a percentage of total Energy and Smart Grid Solutions segment revenues	54.8%	61.6%
     Our Energy Services segment sales and service revenue increased $30,000, or less than 1.0%, during 2007, as compared to 2006, due to a $1.0 million increase in field and service related revenues, almost entirely offset by a $1.0 million decline in equipment sales. The increase in field and other service related revenue in 2007 was due to favorable market conditions in the oil and gas sector. The decline in equipment sales was due to 2006 equipment sales activity related to customers repairing damage from Hurricanes Rita and Katrina in late 2005. There were no similar equipment sales for hurricane repairs in 2007.
     Gross Profit and Gross Profit Margins
     The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%

Segment Costs of Sales and Services:
Energy and Smart Grid Solutions	$65,015	$72,318	$(7,303)	-10.1%
Energy Services	11,790	11,786	4	0.0%

Total	$76,805	$84,104	$(7,299)	-8.7%

Segment Gross Profit:
Energy and Smart Grid Solutions	$29,908	$27,225	$2,683	9.9%
Energy Services	4,400	4,374	26	0.6%

Total	$34,308	$31,599	$2,709	8.6%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	31.5%	27.3%
Energy Services	27.2%	27.1%
Total	30.9%	27.3%
     The 8.7% decrease in our consolidated cost of sales and services for 2007, compared to 2006, was attributable almost entirely to the decrease in sales coupled with increased operating efficiency at our Energy and Smart Grid Solutions segment.
     The 10.1% decrease in our Energy and Smart Grid Solutions segment costs of sales and services in 2007 was a result in part from the 4.6% decrease in our Energy and Smart Grid Solutions segment sales and services revenue as well as a result of the factors leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit margin increased to 31.5% during 2007, as compared to 27.3% during 2006. This 4.2 percentage point increase in gross margin as a percent of revenue was primarily driven by an increase in the gross profit margin in our core distributed generation business of 4.1 percentage points. This increase was a result of shifts toward high margin projects performed with greater operational efficiency in 2007 as compared to 2006.
     The less than 1.0% increase in Our Energy Services segment costs of sales and services in 2007 is the result of the slight increase in its sales and service revenues. Our Energy Services segment gross profit margin increased to 27.2% for 2007, compared to 27.1% during 2006, which increase is within the range of normal fluctuations for Our Energy Services segment.
     Operating Expenses
     The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%

Consolidated Operating Expenses:
General and administrative	$22,489	$19,011	$3,478	18.3%
Selling, marketing and service	3,575	2,860	715	25.0%
Depreciation and amortization	1,500	885	615	69.5%
Research and development	148	73	75	102.7%
Restructuring charges	14,139	—	14,139	*

Total	$41,851	$22,829	$19,022	83.3%

*	Not meaningful.
     Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. Our personnel costs grew as we hired new employees in anticipation of future growth which increased our compensation expenses. For example, in 2007, the number of employees in our continuing operations increased from 315 at the start of the year to 378 at the end of the year.
     General and Administrative Expenses. The 18.3% increase in our consolidated general and administrative expenses in 2007, as compared to 2006, was due to increases in personnel and related overhead costs associated with the development and growth of our business partially offset by a decline in corporate overhead costs related to reduced personnel costs resulting from the 2007 corporate restructuring. The following table provides further detail of the general and administrative expenses by segment (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%
Segment G&A Expense
Energy and Smart Grid Solutions:
Personnel costs	$11,141	$9,812	$1,329	13.5%
Vehicle lease and rental	1,568	1,145	423	36.9%
Insurance	878	704	174	24.7%
Rent-office and equipment	711	315	396	125.7%
Professional fees and consulting	618	521	97	18.6%
Travel	388	497	(109)	-21.9%
Other	1,443	169	1,274	753.8%

Energy Services	1,581	1,624	(43)	-2.6%

Unallocated Corporate Costs	4,161	4,224	(63)	-1.5%

Total	$22,489	$19,011	$3,478	18.3%

     The increase in our Energy and Smart Grid Solutions segment personnel costs is due to additional personnel hired to support the growth in operations of our PowerSecure subsidiary, additional stock compensation expense, and higher employee benefit costs. Other general and administrative expense for our Energy and Smart Grid Solutions segment include equipment supplies, computer supplies, office cleaning and security, office supplies, postage, repairs and maintenance, telephone, training, utilities and other taxes.
     Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Southern Flow subsidiary and WaterSecure operations.
     Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our subsidiaries, such as legal, Sarbanes-Oxley, public company reporting, director expenses and accounting costs, which we do not allocate to our segments. Overall, these costs decreased due to the effects of our corporate restructuring during 2007.
     Selling, Marketing and Service Expenses. The 25.0% increase in selling, marketing and service expenses in 2007, as compared to 2006, was due primarily to increased personnel and commission costs at our Energy and Smart Grid Solutions segment. Our Energy and Smart Grid Solutions segment selling, marketing and services expenses increased in 2007 by $0.7 million, or 24.2%, compared to 2006.
     Depreciation and Amortization Expenses. The 69.5% increase in depreciation and amortization expenses in 2007, as compared to 2006, primarily reflected an increase in depreciable assets acquired by our PowerSecure subsidiary in the latter portions of 2006 as well as an increase in amortization expense associated with contract rights acquired by our Energy and Smart Grid Solutions segment in of 2006. Our Energy and Smart Grid Solutions segment depreciation and amortization expenses increased in 2007 by $0.6 million, or 86.6%, compared to 2006.
     Research and Development Expenses. The 102.7% increase in research and development expenses in 2007, as compared to 2006, primarily reflects initial product design and prototype costs incurred in developing EfficientLights’ lead product, an LED lighting solution for freezer cases in retail chains that consumes approximately one-third the energy of a comparable fluorescent unit.
     Restructuring Charges. Restructuring charges of $14.1 million during 2007 include the severance and associated costs related to changes in our senior management team to recognize that the future focus of our Company should be on the growth opportunities in our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina. We did not incur any similar costs in 2006.
     Other Income and Expenses
     The following table sets forth our other income expenses, by segment, for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2007	2006	$	%
Other Segment Income and (Expenses)
Energy and Smart Grid Solutions:
Interest and other income	$305	$97	$208	214.4%
Interest and finance charges	(7)	(63)	56	-88.9%
Minority interest	30	—	30	na

Segment total	328	34	294

Energy Services:
Management fees	423	365	58	15.9%
Equity income	2,774	2,221	553	24.9%
Interest and other income	409	23	386	1678.3%
Interest and finance charges	(7)	(23)	16	-69.6%
Minority interest	—	(72)	72	-100.0%

Segment total	3,599	2,514	1,085

Unallocated Corporate:
Interest and other income	827	939	(112)	-11.9%
Interest and finance charges	(43)	(58)	15	25.9%
Income tax benefit (provision)	1,834	(465)	2,299	494.4%

Segment total	2,618	416	2,202

Total	$6,545	$2,964	$3,581

     Interest and Other Income. In total, interest and other income increased $482,000 during 2007, as compared to 2006. This increase was comprised principally at our Energy Services segment related to the one-time receipt of insurance proceeds from a fire claim at Southern Flow together with interest earned on the balance of our cash and cash equivalents, which increased in 2007 compared to 2006.
     Interest and Finance Charges. In total, interest and finance charges decreased $87,000, or 60.4%, in 2007, as compared to 2006. The decrease reflects the repayment of all of our long-term debt obligations during the second quarter of 2006. From the second quarter of 2006 through December 31, 2007, we did not carry any long-term debt, although we did incur an unused line fee and we commenced amortizing the finance charges incurred in connection the establishment of a new credit facility in August 2007.
     Management Fees. The increase in our Energy Services segment management fees reflects the strong revenue growth of our WaterSecure operations in 2007 as a result of favorable market conditions in the oil and gas sector generally, and in the region in which it operates. As a direct result, our Energy Services segment management fees increased in 2007 by 15.9% compared to 2006.
     Equity Income. During 2007, our Energy Services segment equity income increased by $553,000, or 24.9%, over 2006. The performance of the WaterSecure operations, and our related Energy Services segment equity income, was favorably affected by strong market conditions in the oil and gas sector generally, and in the region in which it operates.
     Minority Interest. Minority interest in our Energy and Smart Grid Solutions segment consists of the minority shareholder’s interest in the losses of EfficientLights during the fourth quarter of 2007. The minority interest in our Energy Services segment consists of the minority shareholders’ interest in the income of CAC LLC during the first quarter of 2006. EfficientLights was formed late in the third quarter of 2007 and incurred significant start up costs which resulted in its losses for 2007. CAC LLC held a portion of our interests in the WaterSecure operations during 2006. CAC LLC was dissolved and its assets and liabilities distributed to its shareholders in the second quarter of 2006.
     Income Taxes. During 2007, we determined that it is more likely than not that some portion of our net deferred tax asset would be realized and we released approximately $1.0 million of our valuation allowance. As a result, we recorded a substantial income tax benefit in 2007. We did not record any federal income tax benefit in 2006 due to the uncertainty of realizing the benefit of our net operating loss carryforwards at that time. Any future income tax benefits will depend upon the amount of our remaining net operating loss carryforwards as well as assumptions regarding our future results.
Fluctuations
     Our revenues, expenses, margins, net income, cash flow and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to continue to grow our business and generate increased revenues from customers other than Publix, our largest customer from 2006-2008, and our ability to replace the revenues from Publix with new revenue streams;

•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increased revenues from recurring revenue projects requires significant up-front capital expenditures and protracts revenue and profit recognition, while increasing gross margins over the long-term; as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to maintain current profits, cash flow, and covenants related to our debt facilities and successfully finance the recurring portion of our business model;

•	the effects general economic and political conditions, including the current significant downturn in the economy and financial crisis in the capital and credit markets, and the strong likelihood of continuing future economic and market challenges negatively impacting our business and our revenues and profit, including the negative impact these challenging market conditions will have on the timing of and amounts of orders from our customers, and on our access to capital to finance our business;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and finance capital required for recurring revenue projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our sales cycle and product and service delivery and construction process;

•	changes in the mix of products and services having differing margins;

•	changes in our operating expenses, including unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers and the potential effect on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and capital markets crisis on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.
     Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
     Our revenues and other operating results are heavily dependent upon the size and timing of customer orders, payments, and the timing of the completion of those projects. The timing of large individual sales, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses or declines in profit margins in that quarter.
     As we develop new related lines of business, our revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to project-based, sources of revenue for our distributed generation projects. To date, the majority of our Energy and Smart Grid Solutions segment revenues have consisted of project-based distributed generation revenues, which are recognized as the project is completed. However, we have recently focused our marketing efforts on developing more sales under our recurring revenue model, for which the costs and capital is invested initially and the related revenue and profit is recognized over the life of the contract, generally five to fifteen years, and this delays recognition of revenue and net income as we implement an increased number of these recurring revenue projects, particularly in the near-term.
     Our Energy Services segment operating results will vary as a result of fluctuations in energy prices. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect our Energy Services segment’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season due to the effects on our customers and operations, and then potentially enhancing results after the season due to rebuilding and repair efforts which require our services. Results from our WaterSecure operations also fluctuate significantly with changes in oil and natural gas prices and oil and natural gas production in Colorado.
     Due to all of these factors and the other risks discussed in “Item 1A. Risk Factors”, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

Liquidity and Capital Resources
     Overview
     We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, leasing, and proceeds from private and public sales of equity. On a going forward basis, we expect to require capital primarily to finance our:
•	operations;

•	inventory;

•	accounts receivable;

•	property and equipment expenditures, including capital expenditures related to recurring revenue projects;

•	additional equity investments in our WaterSecure operations;

•	software purchases or development;

•	debt service requirements;

•	lease obligations;

•	restructuring obligations;

•	deferred compensation obligations; and

•	business and technology acquisitions and other growth transactions.
     Working Capital
     At December 31, 2008, we had working capital of $42.6 million, including $24.3 million in cash and cash equivalents, compared to working capital of $41.3 million at December 31, 2007, which included $28.7 million in cash and cash equivalents. Changes in the components of our working capital from 2007 to 2008 and from 2006 to 2007 are explained in greater detail below. At December 31, 2008, we had $50.0 million of additional borrowing capacity from our undrawn credit facility, compared to $25.0 million of additional borrowing capacity at December 31, 2007. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as discussed below.
     Cash Flows
     The following table summarizes our cash flows for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Net cash flows provided by (used in) operating activities	$8,447	$16,607	$(5,741)
Net cash flows used in investing activities	(19,017)	(4,692)	(5,042)
Net cash provided by financing activities	6,176	879	24,511

Net increase (decrease) in cash and cash equivalents	$(4,394)	$12,794	$13,728

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

     Cash provided by operating activities of $8.4 million for 2008 included the effects of the following:
•	our net income of $10.7 million;

•	non-cash charges of $2.0 million in depreciation and amortization;

•	stock-based compensation expense of $2.6 million;

•	cash distributions from our WaterSecure operations of $3.7 million partially offset by non-cash equity income from those operations of $3.5 million;

•	a decrease of $11.5 million in accounts receivable;

•	a decrease of $1.4 million in inventories;

•	a net $1.7 million decrease in assets and liabilities of discontinued operations;

•	a decrease of $5.5 million of accounts payable;

•	a decrease of $12.0 million of accrued expenses; and

•	cash payments of $4.0 million on our restructuring obligations.
     Cash provided by operating activities of $16.6 million in 2007 included the effects of the following:
•	our net loss of $1.6 million;

•	non-cash restructuring charges, net of cash payments, of $5.7 million;

•	non-cash charges of $1.5 million in depreciation and amortization;

•	non-cash deferred income tax benefit of $2.3 million;

•	stock-based compensations expense of $2.1 million;

•	non-cash equity income from our WaterSecure operations of $2.8 million partially offset by cash distributions from those operations of $2.6 million

•	a decrease of $3.5 million in accounts receivable;

•	an increase of $7.9 million in inventories;

•	a net $0.6 million decrease in assets and liabilities of discontinued operations;

•	a decrease of $3.8 million of accounts payable; and

•	an increase of $19.3 million of accrued expenses.
     Cash used in operating activities of $5.7 million in 2006 included the effects of the following:
•	our net income of $11.7 million;

•	non-cash charges of $1.0 million in depreciation and amortization;

•	stock-based compensations expense of $0.7 million;

•	non-cash equity income from our WaterSecure operations of $2.2 million partially offset by cash distributions from those operations of $1.8 million;

•	an increase of $28.1million in accounts receivable;

•	an increase of $9.4 million in inventories;

•	an increase of $11.7 million of accounts payable; and

•	an increase of $7.4 million of accrued expenses.
     Cash Used in Investing Activities
     Cash used in investing activities was $19.0 million, $4.7 million and $5.0 million for 2008, 2007 and 2006, respectively. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of additional equity interests in the WaterSecure operations. During 2008, we used $3.3 million to acquire the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary, $12.8 million to purchase and install equipment at our recurring revenue distributed generation sites, $1.9 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets, $0.7 million to acquire additional equity interests in our WaterSecure operations, and $0.3 million to purchase or develop software at our PowerSecure subsidiary. During 2007, we used $1.0 million to complete one recurring revenue distributed generation site, $2.0 million to purchase a restricted annuity contract to satisfy our future deferred compensation obligations for one of our executive officers, $0.4 million to purchase software or software rights at our PowerSecure subsidiary, $0.9 million to purchase production assets at our PowerSecure subsidiary and $0.4 million to replace equipment, furniture and leasehold improvements that were destroyed in a fire at Southern Flow. During 2006, we used $2.3 million to fund two acquisitions, $1.3 million to increase our ownership interest in the WaterSecure operations, and $1.4 million to purchase equipment and leasehold improvements at our PowerSecure subsidiary.
     Cash Provided by Financing Activities
     Cash provided by financing activities was $6.2 million, $0.9 million and $24.5 million in 2008, 2007 and 2006, respectively. During 2008, we received $5.9 million from the sale and leaseback of certain recurring revenue equipment, $2.6 million proceeds from a term loan used to finance the acquisition of the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary which was repaid during the year, and $0.3 million proceeds from the exercise of stock options. During 2007, we received $1.1 million from the exercise of stock options and we used $0.2 million to redeem our Series B preferred stock. During 2006, the majority of the cash provided by financing activities was attributable to $26.2 million of net cash proceeds we received from a private placement and $3.1 million we received from the exercise of stock warrants and options. These proceeds were partially offset by $1.3 million we used to make net payments on our line of credit and $3.4 million we used to make principal payments on our long-term notes payable.
     Capital Spending
     Our capital expenditures during 2008 were approximately $18.3 million, of which we used $3.3 million to purchase acquire the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary in Wake Forest, North Carolina, $12.8 million to purchase and install equipment at our recurring revenue distributed generation sites, and $2.2 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries. Our capital expenditures during 2007 were approximately $2.7 million, of which $2.3 million was incurred at our PowerSecure subsidiary, the majority of which was used to purchase equipment for use in our distributed generation production or recurring revenue distributed generation projects. Our 2007 capital expenditures also included $0.4 million incurred at Southern Flow, largely to replace equipment items lost or damaged in a fire at its facility in Lafayette, Louisiana. During 2006, our capital expenditures were approximately $1.5 million, the majority of which was to purchase equipment and leasehold improvements at our PowerSecure subsidiary.
     We anticipate making capital expenditures of approximately $20.0 million in 2009, although economic and financial conditions could cause us to limit those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Energy and Smart Grid Solutions segment.
     Indebtedness
     Working Capital Credit Facility. In August 2007, we entered into a revolving credit agreement with Citibank, as the administrative agent, providing for a three-year $25.0 million senior, first-priority secured revolving and term credit facility. The agreement was guaranteed by our active subsidiaries and secured by all of our assets and the assets of our subsidiaries.
     In January 2008, we entered into a $2.6 million term credit agreement with Citibank, for the purpose of financing a portion of the purchase price of our Wake Forest, North Carolina principal executive offices and the offices of our PowerSecure subsidiary. This term credit facility contained virtually the same terms, and was secured by the same collateral, including security interest and guarantees, as our credit facility, but did not reduce our available borrowings under the credit facility.
     In November 2008, we entered into an amendment to the revolving credit agreement with Citibank, and expanded the lenders to include SunTrust and BB&T. The amendment expanded the amount of the credit facility to $50.0 million and modified certain terms and conditions of the revolving credit agreement, including extending the maturity date to November 2011, increasing the interest rate, adding a feature to enable balances used to finance recurring revenue projects to continue to be financed after November 2011 under an extended term facility that matures in November 2013, certain affirmative, negative and financial covenants, the use of proceeds and other terms of the credit agreement. The credit facility, as amended, is a $50.0 million senior, first-priority secured revolving credit facility that is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.
     We may, from time to time, request an increase in the aggregate revolving commitment amount by up to $15.0 million without the prior consent of the lenders provided that each lender has the unilateral right to determine whether it agrees to increase its revolving commitment and that no lender is required to increase its individual pro rata commitment amount without such lender’s consent.
     Pursuant to the amendment, the credit facility, as a revolving credit facility, matures and terminates on November 13, 2011. However, we have the option prior to that maturity date to convert a portion of outstanding principal balance, in an amount not to exceed the present value of estimated annual contract revenues receivable under the initial term of contracts for recurring revenue projects executed after December 31, 2007, into a non-revolving term loan for a two year period expiring November 12, 2013, making quarterly payments based upon a four year fully amortized basis.
     We intend to use the proceeds available under the credit facility to finance our PowerSecure subsidiary’s recurring revenue projects as well as to finance capital expenditures, working capital, acquisitions, and general corporate purposes. Our outstanding borrowings under the credit facility at any time, the proceeds of which were used for working capital purposes and not in connection with recurring revenue projects, cannot exceed $15.0 million.
     As amended, outstanding balances under the credit facility bear interest, at our discretion, at either the London Interbank Offered Rate for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 175 basis points to 300 basis points based upon the our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0 basis points to 125 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated EBITDA as defined in the credit agreement for the four consecutive quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and Citibank’s prime commercial lending rate.
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At December 31, 2008, we were in compliance with these financial covenants.
     Under the amended credit facility, our cumulative capital expenditures beginning in 2008 cannot exceed the sum of $5.0 million plus $1.25 million per quarter, on a cumulative basis, plus an allowance for our PowerSecure subsidiary recurring revenue projects generated after December 31, 2007. The amendment to the credit facility did not significantly modify the other representations and warranties and affirmative and negative covenants under the credit agreement, including restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations and transactions with affiliates.
     Upon the sale of any of our assets or the assets of our subsidiaries other than in the ordinary course of business or the public or private sale of any of our equity or debt or the equity or debt of our subsidiaries other than equity issuances where the aggregate net equity proceeds do not exceed $10.0 million, we are required to use the net proceeds thereof to repay any indebtedness then outstanding under the credit facility, except for certain reinvestment provisions.
     Our obligations under the credit facility are secured by guarantees and security agreements by each of our active subsidiaries, including but not limited to our PowerSecure subsidiary, Southern Flow and WaterSecure. The guarantees guaranty all of our obligations under the credit facility, and the security agreements grant to the lenders a first priority security interest in virtually all of the assets of each of the parties to the credit agreement.
     The credit agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.
     In connection with the amendment to the credit facility described above, we used approximately $2.5 million of cash on hand to repay the outstanding balance of, and to terminate, the term credit agreement, dated as of January 17, 2008, between us and Citibank.
     At December 31, 2008, there were no balances outstanding under the revolving credit facility.
     Lease Financing. In December 2008, we entered into a sale and leaseback transaction with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust bank, resulting in the sale of distributed generation equipment placed in service at customer locations and a lease of the equipment from SunTrust. We received $5.9 million from the sale of the equipment which we will repay under the terms of the lease with monthly payments of approximately $85,000 of principal and interest over a period of 84 months. At the expiration of the term of the lease, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.
     We intend to use the proceeds of the lease financing to finance our PowerSecure subsidiary’s recurring revenue projects as well as to finance capital expenditures and working capital. We account for the lease financing as a capital lease in our consolidated financial statements in accordance with generally accepted accounting principles.
     The lease provides our PowerSecure subsidiary with limited rights, subject to the lessor’s approval which will not be unreasonably withheld, to relocate and substitute equipment during its term. The lease contains customary representations and warranties, covenants relating to the use and maintenance of the equipment, indemnification, events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, customary for leases of this nature. The lease also grants to the lessor certain remedies upon a default, including the right to cancel the lease, to accelerate all rent payments for the remainder of the term of the lease, to recover liquidated damages, or to repossess and re-lease, sell or otherwise dispose of the equipment.
     Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our Energy and Smart Grid Solutions segment. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14.1 million pre-tax, $8.6 million after tax, or $0.88 per basic and diluted share. These charges included severance of $7.7 million for our former Chief Executive Officer, $5.2 for our former Chief Financial Officer, $0.2 million for other individuals, as well as $1.0 million of third-party professional fees and other expenses directly related to implementing the organizational changes. We paid $4.0 million and $8.4 million on our restructuring obligations during 2008 and 2007, respectively. The balance of our payment obligations relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $1.3 million in 2009 and $0.4 million in 2010.
     Equipment Line of Credit. In July 2008, Caterpillar Financial Services Corporation renewed and increased a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7.5 million level to $10.0 million. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit, which is a permitted indebtedness under our credit facility, expires on June 30, 2009, subject to renewal, if requested by our PowerSecure subsidiary and accepted by Caterpillar in its sole discretion, or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar. There were no balances borrowed or outstanding under the equipment line with Caterpillar at or during the year ended December 31, 2008.
     Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at December 31, 2008, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.
     Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and we also incurred significant restructuring obligations in 2007. Also, as discussed in Note 12, “Income Taxes” of the Notes to our Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. At December 31, 2008, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of December 31, 2008, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$—	$—	$—	$—	$—
Restructuring obligations	1,704	1,349	355	—	—
Capital lease obligations (2)	7,114	1,017	2,034	2,032	2,031
Operating leases	3,355	988	1,281	974	112
Deferred compensation (3)	2,661	—	—	—	2,661
Liabilities of discontinued operations	53	53	—	—	—
Series B preferred stock	104	104	—	—	—

Total	$14,991	$3,511	$3,670	$3,006	$4,804

(1)	Total repayments are based upon borrowings outstanding as of December 31, 2008, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
     Off-Balance Sheet Arrangements
     During 2008, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
           Liquidity
     Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and “Item 1A. Risk Factors.” Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current economic and financial crisis, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have not control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
     We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the parent level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. However, our ability to obtain additional capital or replace or improve our credit facilities when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lending group. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot provide any assurance that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to those parties who must consent to the financing. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.
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
     Revenue Recognition. For our distributed generation turn-key project-based sales and our utility infrastructure projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. We believe the use of the percentage-of-completion method of accounting for our distributed generation projects is preferable to the completed contract method because a typical distributed generation construction project occurs over several accounting periods and the percentage-of-completion method is a better method to match the revenues and costs to the reporting period in which the construction services are performed. Nearly all of our distributed generation projects are fixed-price contracts, with the exception of certain contracts which provide for additional billings based on wire usage to connect the distributed generation equipment to customer facilities.
     In applying the percentage-of-completion method to our distributed generation turn-key projects, we have identified the key output project phases that are standard components of our construction projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of costs incurred and the value added to the overall construction project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turnkey product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the constructions project and is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues (and associated project costs) and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.
     In applying the percentage-of-completion method to our utility infrastructure projects, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.
     In all cases where we utilize the percentage-of-completion, revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. While a project is in process, amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Likewise, amounts recognized as revenue in excess of actual billings to date are recorded as unbilled accounts receivable. In the event a contract provides for adjustments to the contract price for actual wire or other raw material usage, we recognize the associated revenue when the actual costs are incurred and the customer is billed.
     Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be insignificant. If, however, conditions arise that requires us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would most likely be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.
     We recognize equipment and product revenue, in accordance with the SEC’s Staff Accounting Bulletin No. 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Virtually all equipment and product sales are to end users of the product, who are responsible for payment for the product.
     Service revenue includes regulatory consulting and rate design services, power system engineering services, energy conservation services, chart services, field services, laboratory analysis, data management services, and monitoring and maintenance services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.
     Revenues on our recurring revenue distributed generation projects are recognized over the term of the contract as we provide the utilities and their customers with access to distributed generation systems for standby power and peak shaving or, in certain cases, when energy savings are realized by the customer at their site. The contracts can involve multiple parties, with one party paying us for the value of backup power (usually, but not always, a commercial, industrial, or institutional customer), and one party paying us for the value of the electrical capacity provided by the system (usually a utility).
     Sales of certain goods or services sometimes involve the provision of multiple elements. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element and when the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. Management regularly analyzes accounts receivable and historical bad debts, customer credit-worthiness, customer concentrations, current economic trends, and changes in our customer payment patterns when we evaluate the adequacy of our allowances for doubtful accounts. We estimate the collectability of our accounts receivable and establish necessary reserves on an account-by-account basis. In addition, we also provide for a general reserve for all accounts receivable. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, since a large portion of our receivables are due from major customers or from customers for which the project represents a major capital expenditure, significant adverse changes to the financial condition of these customers may result in significant adjustments to our allowance.
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
     Warranty Reserve. We provide a standard one-year warranty for our distributed generation and switchgear equipment. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and development of methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation market is limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required. The following table summarizes our warranty reserves for the periods indicated (dollars in thousands):

	Balance at	Reserve	Utilized/	Balance at
	January 1	Additions	Deductions	December 31

2006	$71	$49	$(4)	$116
2007	116	305	—	421
2008	421	326	(50)	697
     The significant increase in our 2008 and 2007 warranty reserve relates to extended 5-year warranties purchased by our customers or included in the contract terms.
     Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, goodwill and intangible assets, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. In assessing the recoverability of goodwill and intangible assets under the guidance of FAS No. 142 “Goodwill and Other Intangible Assets”, we use estimates of future cash flows and other factors to determine the fair value of these assets. For intangible assets, our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, our impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2008. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2008.
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
     Deferred Tax Valuation Allowance. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. We currently record a valuation allowance for a significant portion of our deferred tax assets, with the exception of a portion of our deferred tax asset for federal and state net operating loss carryforwards which we expect to utilize in the reasonably foreseeable future. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase the income in the period such determination was made. Likewise, in the future, should we have a net deferred tax asset and determine that we would not be able to realize all or part of that asset, an adjustment to the valuation allowance would be charged to income in the period that such determination was made. Once we utilize our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than in prior periods.
     Uncertain Tax Positions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
     Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
     The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
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
     Share-Based Compensation. We maintain two stock plans, our 1998 Stock Incentive Plan, which we refer to as our 1998 Stock Plan, and our 2008 Stock Incentive Plan, which we refer to as our 2008 Stock Plan, under which we have granted stock-based awards, including stock options and restricted stock, to our officers, directors and employees. We account for those stock-based awards in accordance with the provisions of FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the date of the grant, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures.
     Stock Option Expense
     Net income (loss) for the years ended December 31, 2008, 2007 and 2006 includes $0.7 million $1.0 million and $0.7 million, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the years ended December 31, 2008 and 2007 was $0.4 million and $0.6 million, respectively. There were no net income tax benefits related to our stock-based compensation arrangements during the year ended December 31, 2006 because a valuation allowance was provided for nearly all of our net deferred tax assets. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
     During the year ended December 31, 2006, we issued 140,000 nonqualified stock options to new employees outside of our existing stock option plans pursuant to an exception provided by the American Stock Exchange on which our common stock was listed at the time those stock options were granted.
     A summary of option activity for the year ended December 31, 2008 is as follows (share amounts in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2007	1,728	$5.34
Granted-Directors	—	—
Granted-Employees	232	4.31
Exercised	(169)	2.68
Canceled	—	—
Forfeited	(83)	10.85

Balance, December 31, 2008	1,708	$5.21	5.71	$(1.92)

Exercisable, December 31, 2008	1,306	$4.49	4.80	$(1.20)

     A summary of option activity for the year ended December 31, 2007 is as follows (share amounts in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085	$4.61
Granted-Directors	38	12.73
Granted-Employees	30	12.67
Exercised	(411)	2.68
Canceled	—	—
Forfeited	(14)	10.28

Balance, December 31, 2007	1,728	$5.34	5.96	$8.22

Exercisable, December 31, 2007	1,358	$3.89	5.37	$9.69

     A summary of option activity for the year ended December 31, 2006 is as follows (share amounts in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2005	2,289	$2.98
Granted-Directors	23	14.78
Granted-Employees	306	12.64
Exercised	(514)	2.51
Canceled	—	—
Forfeited	(19)	6.49

Balance, December 31, 2006	2,085	$4.61	6.55	$7.71

Exercisable, December 31, 2006	1,546	$3.07	5.78	$9.25

     There were no options granted to our directors during the year ended December 31, 2008. The weighted average grant date fair value of the options granted to our directors during the years ended December 31, 2007 and 2006 was $8.29 and $11.22, respectively. The weighted average grant date fair value of the options granted to employees during the years ended December 31, 2008, 2007 and 2006 was $2.55, $8.25 and $8.48, respectively. The fair value was measured using the Black-Scholes valuation model with the following assumptions for the years ended December 31:

	2008	2007	2006
Expected stock price volatilility	65.0%	75.7%	88.0%
Risk Free interest rate	1.84%	5.07%	4.72%
Annual dividends	$—	$—	$—
Expected life — employees	5 years	5 years	4.3 years
Expected life — directors	na	5 years	6 years
     The fair value of the stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%.

     At December 31, 2008 and 2007, there was $1.5 million and $2.0 million, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2008 are expected to be recognized over a weighted average period of 1.55 years.
     The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $4.5 million and $5.7 million, respectively. Cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $1.1 million and $1.3 million, respectively. The tax benefit realized on the 2008, 2007 and 2006 stock option exercises was $263,000, $52,000 and $331,000 respectively. The total grant date fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $1.0 million and $0.7 million, respectively.
     Restricted Stock Awards
     Net income (loss) for the years ended December 31, 2008, 2007 and 2006 includes $1.7 million, $1.1 million and $0.1 million, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the years ended December 31, 2008, 2007 and 2006 is included in general and administrative expenses in the accompanying consolidated statements of operations.
     A total of 61,759 and 645,000 restricted shares were granted under our stock plans during the years ended December 31, 2008 and 2007, respectively. There were no restricted stock awards issued during the year ended December 31, 2006. A summary of unvested restricted stock award activity for the three years ended December 31, 2008 is as follows (share amounts in thousands):

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, January 1, 2006	30	$2.20
Granted-Directors	—	—
Granted-Officers	—	—
Granted-Employees	—	—
Vested	(30)	2.20
Forfeited	—	—

Balance, December 31, 2006	—	$—
Granted-Directors	—	—
Granted-Officers	645	12.49
Granted-Employees	—	—
Vested	(4)	14.50
Forfeited	—	—

Balance, December 31, 2007	641	$12.48
Granted-Directors	34	6.98
Granted-Officers	—	—
Granted-Employees	28	7.45
Vested	(75)	11.62
Forfeited	—	—

Balance, December 31, 2008	628	$12.06

     Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. The unvested restricted shares previously granted to three officers are scheduled to vest as follows:

•	A total of 300,000 restricted shares granted to one officer will “cliff vest” in their entirety on August 15, 2012, provided the officer remains employed with us through that date.

•	A total of 22,500 restricted shares granted to two officers will “cliff vest” in their entirety on December 10, 2012, provided the officers remain employed with us through that date.

•	The remaining 258,000 restricted shares granted to the three officers will vest in four equal annual installments, commencing when this report is filed is filed and in future years upon the filing of future annual reports on Form 10-K, but only upon the achievement of performance targets each year relating to our net income for fiscal years 2008 through 2012.

•	All restricted and unvested shares will automatically vest upon a change in control.
     The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At December 31, 2008, the balance of unrecognized compensation cost related to unvested restricted shares was $5.7 million, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 4 years.
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
     In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”)”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact that the adoption of FAS 160 will have on our financial position and results of operations.
     In December 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for years beginning after December 15, 2008 and will become effective for us on January 1, 2009. To the extent we engage in any business combinations after January 1, 2009, we expect that the adoption of FAS 141(R) will have an impact on our future financial position and results of operations, depending on the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.
     In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS No. 133 by requiring expanded disclosures about, but does not change the accounting for, derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures. FAS 161 is effective for years and interim periods beginning after November 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact that the adoption of FAS 161 will have on our financial position and results of operations.

     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for years beginning after December 15, 2008 and will become effective for us on January 1, 2009. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on our financial position and results of operations.
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
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157 became effective upon issuance, including prior periods for which financial statements had not been issued. We adopted FSP FAS 157 for the consolidated financial statements contained within our quarterly report on Form 10-Q for the period ended September 30, 2008. The adoption of FSP FAS 157-3 had no effect on our financial position or results of operations.
     In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect EITF 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any intangible assets purchased after the effective date.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP FAS 140-4” and “FIN 46(R)-8”). This pronouncement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about the transfers of financial assets. The pronouncement also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises to provide additional disclosures about their involvement with variable interest entities and qualifying special purpose entities. FSP FAS 140-4 and FIN 46(R)-8 were effective for us for the year ended December 31, 2008. As we do not have any variable interest entities or special purpose entities, the adoption of this standard did not have any impact on our financial position, results of operations or financial statement disclosures.
     In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement

Benefit Plan Assets” (“FSP FAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for us as of December 31, 2009. We do not expect the adoption of this standard will have any impact on our financial position, results of operations or financial statement disclosures.
     In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). This pronouncement amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” (EITF 99-20), to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-21-1 also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is required to be applied prospectively. The adoption of FSP EITF 99-20-1 did not have any impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks arising from transactions we enter into in the ordinary course of business. These market risks are primarily due to changes in interest rates and commodity prices, which may adversely affect our financial condition, results of operations and cash flow.
     Interest Rate Risk. Our exposure to market risk resulting from changes in interest rates relates primarily to income from our investments in short-term interest-bearing marketable securities, which is dependent upon the interest rate of the securities held, and to interest expenses attributable to our credit facility, which is based on floating interest rates as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. Our lease with SunTrust is at a fixed interest rate and thus not impacted by changes in interest rates.
     At December 31, 2008, our cash and cash equivalent balance was approximately $24.3 million and our credit facility had a zero balance. Our cash equivalents are invested in either bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
     Commodity Price Risk. From time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use. To date, in our Energy and Smart Grid Solutions segment, we have managed this risk by using alternative raw materials acceptable to our customers or we have been able to pass these cost increases to our customers. While we do not believe that changes in commodity prices have had a material impact on us in the past, commodity price fluctuations could have a material impact on us in the future, depending on the magnitude and timing of such fluctuations. The impact of these fluctuations could result in an increase in our operating costs and expenses and reduction in our gross margins and income due to increases in the price and costs of engines, generators, copper, aluminum, electrical components, labor, electricity, diesel fuel, gasoline, oil and natural gas. In our Energy Services segment, we have on-going commodity price risk primarily related to the price of oil and natural gas. Movements in prices of these commodities can materially impact our results in this segment.
     Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we face minimal exposure to adverse movements in foreign currency exchange rates.
     We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes, foreign currency exchange risks or other market risks, or for trading or other speculative purposes.

Item 8. Financial Statements and Supplementary Data
     The information required by this item is set forth on pages F-1 through F-42 and G-1 through G-12 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with the Audit Committee.
     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this item.
Limitations in Control Systems
     Our controls and procedures were designed at the reasonable assurance level. Because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of possible controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
PowerSecure International, Inc.
We have audited PowerSecure International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. PowerSecure International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, PowerSecure International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated financial statements of PowerSecure International, Inc. and our report dated March 11, 2009 expressed an unqualified opinion.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 11, 2009
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.
     The remainder of the information required by this item is incorporated by reference to the information appearing in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2008.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the information appearing in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the information appearing in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the information appearing in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2008.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the information appearing in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
1.	Financial Statements

The following consolidated financial statements of PowerSecure International, Inc. are included on pages F-1 to F-42 of this report:

Report of Management
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

The following consolidated financial statements of Marcum Midstream 1995-2 Business Trust are included on pages G-1 to G-12 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because they are not applicable or required or because the required information is presented in our consolidated financial statements and notes thereto.

3.	Exhibits

The exhibits required by this item are listed on the Exhibit Index immediately following the signature page of this report.
(b)	Item 601 Exhibits

The exhibits required by this item are listed on the accompanying Exhibit Index immediately following the signature page of this report.

(c)	Financial Statement Schedules

The financial statement schedules required by this item are listed under Item 15(a)(2) of this report, above.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PowerSecure International, Inc.
We have audited the accompanying consolidated balance sheets of PowerSecure International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of PowerSecure International, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerSecure International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerSecure International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2009, expressed an unqualified opinion on the effectiveness of PowerSecure International, Inc.’s internal control over financial reporting.
HEIN & ASSOCIATES LLP
Denver, Colorado
March 11, 2009

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007
Assets

Current Assets:
Cash and cash equivalents	$24,316	$28,710
Trade receivables, net of allowance for doubtful accounts of $276 and $263, respectively	25,215	36,753
Other receivables	567	376
Inventories	19,713	20,785
Deferred income taxes	2,919	2,529
Prepaid expenses and other current assets	1,113	1,091
Assets of discontinued operations held for sale	—	2,400

Total current assets	73,843	92,644

Property, plant and equipment:
Equipment	20,297	6,663
Furniture and fixtures	650	615
Land, building and improvements	4,674	1,013

Total property, plant and equipment, at cost	25,621	8,291
Less accumulated depreciation and amortization	3,739	2,640

Property, plant and equipment, net	21,882	5,651

Other assets:
Goodwill	7,256	7,256
Restricted annuity contract	2,133	2,001
Intangible rights and capitalized software costs, net of accumulated amortization of $1,453 and $1,227, respectively	1,276	1,661
Investment in unconsolidated affiliate	4,106	3,652
Other assets	338	158

Total other assets	15,109	14,728

Total Assets	$110,834	$113,023

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,817	$11,322
Accrued and other liabilities	23,094	35,157
Restructuring charges payable	1,349	4,048
Current income taxes payable	181	—
Liabilities of discontinued operations held for sale	53	754
Current unrecognized tax benefit	79	84
Capital lease obligations	716	1

Total current liabilities	31,289	51,366

Long-term liabilites:
Capital lease obligations	5,201	5
Unrecognized tax benefit	790	674
Deferred compensation	388	55
Restructuring charges	355	1,683

Total long-term liabilities	6,734	2,417

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 17,071,889 and 16,860,267 shares issued and outstanding, respectively	171	169
Additional paid-in-capital	108,384	105,473
Accumulated deficit	(35,744)	(46,402)

Total stockholders’ equity	72,811	59,240

Total Liabilities and Stockholders’ Equity	$110,834	$113,023

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues	$135,440	$111,112	$115,702
Cost of sales	91,731	76,805	84,104

Gross profit	43,709	34,307	31,598

Operating expenses:
General and administrative	28,903	22,489	19,011
Selling, marketing and service	5,348	3,575	2,860
Depreciation and amortization	2,031	1,500	885
Research and development	118	148	73
Restructuring charges	—	14,139	—

Total operating expenses	36,400	41,851	22,829

Operating income (loss)	7,309	(7,544)	8,769

Other income and (expenses):
Management fees	556	423	365
Interest and other income	490	1,541	1,059
Interest and finance charges	(287)	(57)	(144)
Equity income	3,490	2,774	2,221
Minority interest (Note 6)	—	30	(72)

Income (loss) before income taxes	11,558	(2,833)	12,198
Income tax benefit (provision)	(823)	1,834	(465)

Income (loss) from continuing operations	10,735	(999)	11,733

Discontinued operations—Metretek Florida
Loss on disposal	(42)	(1,261)	—
Income (loss) from operations, including tax benefit of $2 and $11 in 2008 and 2007, respectively	(35)	652	(28)

Loss on discontinued operations	(77)	(609)	(28)

Net income (loss)	$10,658	$(1,608)	$11,705

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.66	$(0.06)	$0.78
Loss from discontinued operations	(0.00)	(0.04)	(0.00)

Net income (loss)	$0.65	$(0.10)	$0.78

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.63	$(0.06)	$0.71
Loss from discontinued operations	(0.00)	(0.04)	(0.00)

Net income (loss)	$0.63	$(0.10)	$0.71

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2006	12,577	$126	$72,255	$(56,151)	$16,230
Net income				11,705	11,705
Stock option compensation			712		712
Private placement, net	2,013	20	26,201		26,221
Stock warrant and option exercises	1,219	12	3,054		3,066
Amortization of restricted stock awards			66		66

Balance at December 31, 2006	15,809	158	102,288	(44,446)	58,000

Adoption of FIN 48				(348)	(348)
Net loss				(1,608)	(1,608)
Stock option compensation			972		972
Issuance and amortization of restricted stock awards	645	7	1,113		1,120
Stock option exercises, including tax benefit of $52	407	4	1,100		1,104

Balance at December 31, 2007	16,861	169	105,473	(46,402)	59,240

Net income				10,658	10,658
Stock option compensation			657		657
Issuance and amortization of restricted stock awards	42	—	1,492		1,492
Stock option exercises, including tax benefit of $263	169	2	762		764

Balance at December 31, 2008	17,072	$171	$108,384	$(35,744)	$72,811

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$10,658	$(1,608)	$11,705
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,031	1,500	992
Minority interest in subsidiary	—	(30)	72
Deferred income taxes	(390)	(2,297)	278
Loss on disposal of miscellaneous assets	209	90	43
Equity in income of unconsolidated affiliate	(3,491)	(2,774)	(2,221)
Distributions from unconsolidated affiliate	3,679	2,575	1,812
Stock compensation expense	2,647	2,092	778
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	11,538	3,502	(28,181)
Inventories	1,361	(7,903)	(9,390)
Other current assets	(30)	(786)	(686)
Assets of discontinued operations held for sale	2,400	(184)	48
Other noncurrent assets	(180)	(7)	(91)
Accounts payable	(5,505)	(3,840)	11,719
Restructuring charges, net of cash payments	(4,027)	5,729	—
Accrued and other liabilities	(12,063)	19,350	7,381
Liabilities of discontinued operations held for sale	(701)	755
Unrecognized tax benefits	110	411	—
Deferred compensation obligation	333	55	—
Restricted annuity contract	(132)	(23)	—

Net cash provided by (used in) operating activities	8,447	16,607	(5,741)

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,032)	(2,147)	(1,356)
Investment in unconsolidated affiliate	(710)	—	(1,260)
Additions to intangible rights and software development	(281)	(574)	(98)
Purchase of restricted annuity contract	—	(1,978)	—
Acquisitions, net of cash acquired	—	—	(2,345)
Proceeds from sale of property, plant and equipment	6	7	17

Net cash used in investing activities	(19,017)	(4,692)	(5,042)

Cash flows from financing activities:
Net proceeds from private placement	—	—	26,221
Proceeds from sale leaseback financing	5,912	—	—
Proceeds from term loan	2,584	—	—
Proceeds from stock warrant and option exercises, net of shares tendered	266	1,104	3,066
Principal payments on long-term notes payable	(2,584)	—	(3,376)
Net payments on line of credit	—	—	(1,314)
Payments on preferred stock redemptions	—	(220)	(81)
Payments on capital lease obligations	(2)	(5)	(5)

Net cash provided by financing activities	6,176	879	24,511

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,394)	12,794	13,728

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,710	15,916	2,188

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,316	$28,710	$15,916

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands, except per share data)
1.	Description of Business, Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Description of Business

PowerSecure International, Inc., based in Wake Forest, North Carolina was incorporated on April 5, 1991. We are a leading provider of Energy and Smart Grid Solutions and Energy Services to utilities, commercial, institutional and industrial customers, and oil and natural gas producers. We provide our products and services across the strategic business areas of Interactive Distributed Generation®, Utility Infrastructure, Energy Efficiency, and Energy Services.

Through our PowerSecure, Inc. subsidiary we focus on three of these areas, including Interactive Distributed Generation®, Utility Infrastructure, and Energy Efficiency. Our core Interactive Distributed Generation® business involves installing sophisticated electric generation equipment directly at the location where power is utilized. This equipment provides a dependable backup power supply during power outages, while at the same time providing a more efficient and environmentally friendly means of delivering power during high cost periods of peak power demand. Our intelligent Interactive Distributed Generation® systems contain our electronic controls technology which enables our systems to be monitored “24x7” by our monitoring center, safeguarding our customers from power outages and their related costs. Through this monitoring center, we utilize our proprietary smart grid capabilities to forecast utilities’ peak demand periods, and electronically deploy our systems to deliver more efficient and environmentally friendly power during these periods of peak demand. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.

Our Utility Infrastructure business, which is an extension of our Interactive Distributed Generation® business, provides utilities with regulatory consulting and rate design services and power system engineering and construction services. Our Energy Efficiency business is focused on providing lighting solutions for commercial, industrial, and institutional customers, including our state-of-the-art green EfficientLights LED lighting technology for refrigerated cases in grocery and retail drug stores.

Through our Southern Flow and WaterSecure Holdings, Inc. subsidiaries we focus on business opportunities in the energy services field. Our Energy Services businesses serve the oil and natural gas industry with natural gas measurement products and services, through Southern Flow, and water processing services, through WaterSecure.

Our Southern Flow subsidiary provides natural gas measurement services to customers involved in the business of oil and natural gas production, transportation and processing, with a focus on the natural gas market. WaterSecure Holdings, Inc. (formerly known as Marcum Gas

Transmission, Inc.), which we also refer to as “WaterSecure”, owns approximately 40% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as “MM 95-2” or as our “WaterSecure operations”. Our WaterSecure operations business operates water disposal facilities in northeastern Colorado.
See Note 15 for more information concerning our reportable segments.

In August 2007, we changed our name from Metretek Technologies, Inc. to PowerSecure International, Inc.

Basis of Presentation

Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (“our PowerSecure subsidiary”) (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc. EfficientLights, LLC and Reid’s Trailer, Inc. dba PowerFab), Southern Flow Companies, Inc. (“Southern Flow”), and Metretek, Incorporated (“Metretek Florida”) (and its majority-owned subsidiary, Metretek Contract Manufacturing Company, Inc. (“MCM”)), and WaterSecure Holdings, Inc. (“WaterSecure”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, Consolidated Balance Sheets as of December 31, 2008 and 2007 and Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation. We use the equity method to account for our investment in MM 95-2.

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates for revenue and cost of sales recognition, allowance for doubtful accounts receivable, inventory valuation reserves, and our deferred tax valuation allowance.

Reclassifications — In late 2007, our board of directors approved a plan to discontinue the operations of Metretek Florida and sell all of its assets (see Note 5). The operations of the discontinued segment have been reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations. In addition, certain 2007 and 2006 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or loss or stockholders’ equity.

Summary of Significant Accounting Policies

Revenue Recognition — For our distributed generation turn-key project-based sales and our utility infrastructure projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. We believe the use of the percentage-of-completion method of accounting for our distributed generation projects is preferable to the completed contract method because a typical distributed generation construction project occurs over several accounting periods and the percentage-of-completion method is a better method to match the revenues and costs to the reporting period in which the construction services are performed. Nearly all of our distributed generation projects are fixed-price contracts, with the exception of certain contracts which provide for additional billings based on wire usage to connect the distributed generation equipment to customer facilities.

In applying the percentage-of-completion method to our distributed generation turn-key projects, we have identified the key output project phases that are standard components of our construction projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of costs incurred and the value added to the overall construction project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turnkey product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the constructions project and is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues (and associated project costs) and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.

In applying the percentage-of-completion method to our utility infrastructure projects, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

In all cases where we utilize the percentage-of-completion, revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. While a project is in process, amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Likewise, amounts recognized as revenue in excess of actual billings to date are recorded as unbilled accounts receivable. In the event a contract provides for adjustments to the contract price for actual wire or other raw material usage, we recognize the associated revenue when the actual costs are incurred and the customer is billed.

Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be insignificant. If, however, conditions arise that requires us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would most likely be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.

We recognize equipment and product revenue, in accordance with the SEC’s Staff Accounting Bulletin No. 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product.

Service revenue includes regulatory consulting and rate design services, power system engineering services, energy conservation services, chart services, field services, laboratory analysis, data management services, and monitoring and maintenance services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

Revenues on our recurring revenue distributed generation projects are recognized over the term of the contract as we provide utilities and their customers with access to distributed generation systems for standby power and peak shaving or, in certain cases, when energy savings are realized by the customer at their site. These contracts can involve multiple parties, with one party paying us for the value of backup power (usually, but not always, a commercial, industrial, or institutional customer), and one party paying us for the value of the electrical capacity provided by the system (usually a utility).

Sales of certain goods or services sometimes involve the provision of multiple elements. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element and when the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

Cash and Cash Equivalents — Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	2008	2007	2006
Cash paid during the year for:

Interest	$171	$26	$122
Income taxes	491	848	167

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of equipment	5,912	8	13
Equipment transferred to inventory	288	—	—
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
Concentration of Credit Risk — We are subject to concentrations of credit risk from our cash and cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash and cash equivalents by placing our cash and cash equivalents with multiple domestic financial institutions. Nevertheless, our cash in bank deposit accounts at these financial institutions frequently exceeds federally insured limits. We further limit our exposure to credit risk associated with these cash accounts by adherence to our investment policy. We have not experienced any losses in such accounts.

From time to time, we have derived a material portion of our revenues from one or more significant customers. During the year ended December 31, 2008, our largest PowerSecure subsidiary customer, Publix Super Markets (“Publix”), constituted $45,211 of project-based revenues, or 33% of our consolidated revenues. During the year ended December 31, 2007, Publix constituted $52,132 of project-based revenues, or 47% of our consolidated revenues. During the year ended December 31, 2006, Publix constituted $61,359 of project-based revenues, or 53% of our consolidated revenues. The total accounts receivable from Publix at December 31, 2008 and 2007 was $5,404 and $8,146, respectively. No other customer accounted for more than 10% of our consolidated revenue in 2008, 2007, or 2006.

To date, nearly all our revenues have been derived from sales to customers within the United States.

Inventories — Inventories are stated at the lower of cost (determined primarily on a specific-identification basis) or market. Inventories at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Raw materials, equipment and supplies	$5,203	$9,070
Work in process	12,721	10,301
Finished goods and merchandise	1,999	1,542
Valuation reserve	(210)	(128)

Total	$19,713	$20,785

Raw materials, equipment and supplies consist primarily of equipment with long lead-times purchased for anticipated customer orders. Work in progress consists primarily of equipment and parts allocated to specific distributed generation turn-key projects and utility infrastructure projects accounted for on the percentage-of-completion basis. Finished goods and merchandise consists primarily of equipment and parts stocked for resale to natural gas producers by our Southern Flow subsidiary.
Property, Plant and Equipment — Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Depreciation expense on property, plant and equipment was $1,345, $816, and $547 for the years ended December 31, 2008, 2007 and 2006, respectively. Property, plant and equipment includes items under capital lease with a net book value of $5,892 and $9 at December 31, 2008 and 2007, respectively.

Investment in Unconsolidated Affiliate —Through WaterSecure, we hold a minority interest in MM 95-2. We currently own 40.45% of MM 95-2. During the years ended December 31, 2008 and 2006, WaterSecure acquired additional equity interests in MM 95-2 at a purchase price of $710 and $1,260, respectively. We used cash on hand and a combination of cash on hand and borrowings on our lines of credit to acquire the additional equity interests in MM 95-2 in 2008 and 2006, respectively.

MM 95-2 owns and operates six water treatment and disposal facilities located at five facilities in northeastern Colorado. We utilize the equity method to account for our investment in MM 95-2. The balance of our equity investment MM 95-2 includes $822 and $719 of unamortized purchase premiums we paid on our acquired interests at December 31, 2008 and 2007, respectively. The premiums are being amortized over a period of 14 years, which represents the estimated weighted average useful life of the underlying assets acquired. Amortization expense on the premiums was $67, $61, and $61 for the years ended December 31, 2008, 2007, and 2006, respectively.

Summarized financial information for MM 95-2 at December 31, 2008 and 2007 and for the three years ended December 31, 2008 are as follows:

	December 31,
	2008	2007

Total current assets	$4,645	$3,137
Property, plant and equipment, net	8,067	8,367
Total other assets	17	13

Total assets	$12,729	$11,517

Total current liabilities	$1,393	$1,362
Long-term note payable	3,550	2,373
Total shareholders’ equity	7,786	7,782

Total liabilities and shareholders’ equity	$12,729	$11,517

	Year Ended December 31,
	2008	2007	2006

Total revenues	$17,906	$13,205	$11,028
Total costs and expenses	8,652	5,556	5,100

Net income	$9,254	$7,649	$5,928

Goodwill and Other Intangible Assets — We account for goodwill and other intangible assets in accordance with the provisions of FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets”. We amortize intangible assets that do not have an indefinite life over their estimated useful lives and do not amortize goodwill and intangible assets with indefinite lives. Amortization expense on intangible assets was $619, $623, and $277 for the years ended December 31, 2008, 2007 and 2006, respectively. We perform annual reviews (on October 1) of goodwill and intangible assets with indefinite lives for impairment (or more frequently if impairment indicators arise). Based on the results of our annual reviews, we have concluded that there has been no impairment of goodwill or intangible assets during the three years ended December 31, 2008.

We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Unamortized software and software development costs at December 31, 2008 and 2007 are $291 and $357, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license costs at December 31, 2008 and 2007 are $306 and $328, respectively.

During 2006, our PowerSecure subsidiary purchased contract and intellectual property rights to provide services to federal customers of an investor-owned utility. The contract rights are being amortized over their expected contract terms. The intellectual property rights are being amortized over ten years, using the straight-line method. Unamortized contract and intellectual property rights at December 31, 2008 and 2007 are $679 and $976, respectively.

Debt Issuance Costs — Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization and write-off of debt issuance costs was $103, $18 and $5 for the years ended December 31, 2008, 2007 and 2006, respectively.

Debt issuance costs are included in other current assets and other non-current assets and consisted of the following as of December 31, 2008 and 2007:

	2008	2007

Debt issuance costs	$121	$3
Addition of debt issuance costs	415	136
Write-off of debt issuance costs	(43)	(1)
Accumulated amortization	(60)	(17)

Debt issuance costs, net	$433	$121

Accrued and Other Liabilities — Accrued and other liabilities at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Accrued project costs	$10,086	$12,980
Payroll, employee benefits and related liabilities	5,790	4,521
Sales, property and franchise taxes payable	566	1,334
Advance billings on projects in progress	4,750	15,358
Preferred stock redemption obligation	104	104
Deferred revenue	527	276
Insurance premiums and reserves	149	29
Warranty reserve	697	421
Other	425	134

Total	$23,094	$35,157

Warranty Reserve — We provide a standard one-year warranty for our distributed generation and switchgear equipment. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The warranty reserve included in Accrued and other liabilities is set forth below.

	Year Ended December 31,
	2008	2007	2006

Warranty provision at the beginning of the year	$421	$116	$71
Accruals for warranties issued during the year	326	305	49
Warranty settlements during the year	(30)	—	(4)
Changes in liability for pre-existing warranties during the year	(20)	—	—

Warranty provision at the end of the year	$697	$421	$116

Minority Interest — The minority shareholder’s interest in the equity and losses of EfficientLights for the year ended December 31, 2008 and 2007 and the minority shareholders’ interests in the equity and the income of CAC LLC for the period from January 1, 2006 to March 31, 2006 is included in minority interest in the accompanying consolidated financial statements. In late 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We will be required to adopt the provisions of FAS 160 beginning January 1, 2009. We are currently evaluating the impact that the adoption of FAS 160 will have on our financial position and results of operations.

Share-Based Compensation — We account for share-based compensation in accordance with the provisions of FAS No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires measurement of compensation cost for all stock-based awards at the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. We measure the fair value of restricted stock awards based on the number of shares granted and the quoted price of our common stock on the date of the grant, and we measure the fair value of stock options using the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized under FAS 123(R) during the years ended December 31, 2008, 2007 and 2006 was $2,384, $2,092 and $778, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Research and Developments Costs — Research and development costs relating principally to the design, development or enhancement of products are expensed as incurred.

Impairment or Disposal of Long-Lived Assets — In accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.
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

We account for income taxes in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Accordingly, we recognize deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Accounting Changes and Error Corrections — Effective January 1, 2006, we adopted the provisions of FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 changed the requirements for the accounting and reporting of a change in accounting principle, and applied to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

Financial Instruments — Effective January 1, 2007, we adopted the provisions of FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 eliminated the exemption from applying FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets. The adoption of FAS 155 had no effect on our financial position or results of operations.

Recent Accounting Pronouncements

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective upon issuance. The adoption of FSP FAS 157-3 had no effect on our financial position or results of operations.

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

Accounting for Business Combinations— In late 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008 and will become effective for us on January 1, 2009. To the extent we engage in any business combinations after January 1, 2009, we expect that the adoption of FAS 141(R) will have an impact on our future financial position and results of operations, depending on the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.

Derivative Instruments and Hedging Activities — In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS No. 133 by requiring expanded disclosures about, but does not change the accounting for, derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures. FAS 161 is effective for years and interim periods beginning after November 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact that the adoption of FAS 161 will have on our financial position and results of operations.

Useful Life of Intangible Assets — In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for years beginning after December 15, 2008 and will become effective for us on January 1, 2009. We are currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on our financial position and results of operations.

Heirarchy of Generally Accepted Accounting Principles — In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). While FAS 162 formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. FAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standards Section 411. We do not expect the adoption of FAS 162 to have a material effect on our financial position or results of operations.

Participating Securities — In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP will be effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We do not expect the adoption of FSP 03-6-1 to have a material effect on our financial position or results of operations.

Defensive Intangible Assets — In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect EITF 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any intangible assets purchased after the effective date.

Transfers of Financial Assets and Interests in Variable Interest Entities — In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (FSP FAS 140-4 and FIN 46(R)-8). This pronouncement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about the transfers of financial assets. The pronouncement also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises to provide additional disclosures about their involvement with variable interest entities and qualifying special purpose entities.
FSP FAS 140-4 and FIN 46(R)-8 were effective for us for the year ended December 31, 2008. As we do not have any variable interest entities or special purpose entities, the adoption of this standard did not have any impact on our financial position, results of operations or financial statement disclosures.

Employers’ Disclosures about Postretirement Benefit Plan Assets —In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for us as of December 31, 2009. We do not expect the adoption of this standard will have any impact on our financial position, results of operations or financial statement disclosures.

Impairment of Purchased Beneficial Interests —In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). This pronouncement amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” (EITF 99-20), to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-21-1 also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is required to be applied prospectively. The adoption of FSP EITF 99-20-1 did not have any impact on our financial position or results of operations.

2.	Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options and warrants using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 1,058,000 common shares issuable upon the exercise of in-the-money stock options and warrants were excluded from the diluted weighted average number of shares outstanding for the year ended December 31, 2007 because their effect was antidilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2008	2007	2006

Income (loss) from continuing operations	$10,735	$(999)	$11,733
Loss from discontinued operations	(77)	(609)	(28)

Net income (loss)	$10,658	$(1,608)	$11,705

Basic weighted-average common shares outstanding in period	16,374	16,045	15,063
Add dilutive effects of stock options and warrants	647	—	1,414

Diluted weighted-average common
shares outstanding in period	17,021	16,045	16,477

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.66	$(0.06)	$0.78
Loss from discontinued operations	(0.00)	(0.04)	(0.00)

Basic earnings (loss) per common share	$0.65	$(0.10)	$0.78

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.63	$(0.06)	$0.71
Loss from discontinued operations	(0.00)	(0.04)	(0.00)

Diluted earnings (loss) per common share	$0.63	$(0.10)	$0.71

3.	Restructuring Charges

The accompanying consolidated results of operations for the year ended December 31, 2007 include restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14,139 pre-tax, $8,625 after-tax, and $0.83 per fully diluted share. These pre-tax charges are reported in the Restructuring charges line in the accompanying consolidated statement of operations for the year ended December 31, 2007 and are recorded in the “Unallocated Corporate Costs” amounts included in the segment financial information in Note 15.

These restructuring charges are the result of certain organizational changes made in April 2007 by our board of directors that were focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. In April 2007, W. Phillip Marcum, one of our founders, resigned as our Chairman of the Board, President and Chief Executive Officer, and the Board appointed Sidney Hinton, who had previously served as President and Chief Executive Officer of our PowerSecure subsidiary, to also to serve as our President and Chief Executive Officer and appointed a non-employee director to serve as our Chairman. Also in April 2007, A. Bradley Gabbard, also one of our founders, resigned as our Executive Vice President and Chief Financial Officer, and the Board appointed Gary Zuiderveen, our controller, to also serve as our Chief Financial Officer until a new Chief Financial Officer was located and appointed. As a result of these organizational changes, we recorded restructuring charges of $14,139 in fiscal 2007. These charges included severance of $7,661 for our former Chief Executive Officer, $5,237 for our former Chief Financial Officer, $182 for other individuals, as well as $1,000 of third-party professional fees and other expenses directly related to implementing the organizational changes. During the years ended December 31, 2008 and 2007, we made cash payments in the aggregate amount of $4,026 and $8,410, respectively, for the liability accrued for these organizational changes. The balance of our payment obligations at December 31, 2008 relating to these organizational changes, which balance consists entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $1,349 in 2009, and $355 in 2010.

Also in April 2007, our Board approved a plan to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina. In connection with the relocation, we incurred $23 in lease termination costs, all of which were incurred and paid during the year ended December 31, 2007 and recorded as restructuring charges.

4.	Private Placement and Related Transactions

2006 Private Placement — On April 7, 2006, we completed a private placement of 2,012,548 shares of our common stock to certain institutional and accredited investors at a price of $14.00 per share, raising gross proceeds of $28,176 (the “2006 Private Placement”). The 2006 Private Placement was made pursuant to a Securities Purchase Agreement, dated as of March 29, 2006. In addition, we entered into a Registration Rights Agreement, dated March 29, 2006, with the investors, pursuant to which we filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register the resale of the shares purchased in the 2006 Private Placement by the investors, that was declared effective by the SEC on May 9, 2006. We are obligated to use our reasonable best efforts to keep the registration statement continuously effective until the earliest of five years after its effective date or until all of the shares covered by the registration statement have been sold or may be sold without the volume restrictions under Rule 144(k) of the Securities Act of 1933, as amended (the “Securities Act”).

We received net cash proceeds of approximately $26,221 from the 2006 Private Placement, of which we used $5,064 for the retirement of long-term debt, and the balance of which we have and intend to continue to use for capital expenditures, working capital, acquisitions, and other general corporate purposes. We paid a cash commission in the amount of $1,856 to Roth Capital Partners, LLC, our placement agent in the 2006 Private Placement. The shares were issued in the 2006 Private Placement only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The issuance of the shares to the investors was not registered under the Securities Act and may not be offered or sold by the investors except pursuant to the registration statement discussed above or pursuant to an applicable exemption.

2004 Private Placement and Stock Warrant Exercises — In May 2004, we completed a private placement to institutional and accredited investors of 3,510,548 shares of our common stock and warrants to purchase 1,053,164 shares of our common stock (the “2004 Private Placement”), raising gross proceeds of $10,883. The warrants issued in the 2004 Private Placement have an exercise price of $3.41 per share of common stock and expire in May 2009. The warrants were callable by us commencing one year after issuance, upon satisfaction of certain conditions.

On January 19, 2006, we exercised our right to call the 892,518 remaining outstanding warrants issued in the 2004 Private Placement. As a result of the warrant call, 801,517 warrants were exercised resulting in $1,775 proceeds to us and the issuance of 705,000 shares of our common stock. At December 31, 2008 and 2007, 91,001 warrants remained outstanding due to restrictions upon exercise applicable at the time we called the warrants to one group of the warrant holders.

5.	Discontinued Operations

In December 2007, our board of directors approved a plan to sell substantially all of the assets of Metretek Florida, which operated our automated data collection and telemetry segment. The board of directors adopted this plan in conjunction with its review of our strategic alternatives for our non-core businesses. On March 14, 2008, Metretek Florida entered into an Asset Purchase Agreement with Mercury Instruments LLC (“Mercury”). Under the purchase agreement, Metretek Florida sold substantially all of its assets and business to Mercury for a total purchase price of $2,250. The sale was completed March 31, 2008. On April 1, 2008, we received proceeds from the sale in the amount of $1,800, and the remaining proceeds from the sale in the amount of $450 were deposited by the seller into an escrow account, the balance of which is included in other receivables in the accompanying consolidated balance sheet at December 31, 2008.

Metretek Florida retained its cash, accounts receivables, accounts payable in excess of $183 and certain other liabilities, other than those liabilities expressly assumed by Mercury in the purchase agreement. Mercury assumed most of the customer orders of Metretek Florida and its facilities lease. The purchase agreement contains customary representations, warranties and indemnification obligations by Metretek Florida and Mercury to each other, and includes a one year escrow of $450 of the purchase price to support the indemnity obligations of Metretek Florida.

As a result of the sale, we recorded an after-tax estimated loss on disposal of our discontinued operations of $1,120 during the fourth quarter of fiscal 2007. Upon closing of the sale, we recorded an additional loss on disposition in the amount of $42 to reflect changes in assets and liabilities sold from December 31, 2007 to the date of closing. This non-cash charge represents our current estimate of the actual losses incurred. Additional losses may be recorded to the extent indemnity obligations are incurred, or warranty and other obligations exceed amounts we have currently reserved.

The accompanying consolidated financial statements have been reclassified for all periods presented to reflect the operations of Metretek Florida as discontinued operations. We ceased recording depreciation upon classification of the assets as discontinued operations in January 2008. Depreciation and amortization expense of Metretek Florida during the years ended December 31, 2007 and 2006 was $44 and $107, respectively. Results of discontinued operations for the years ended December 31 were as follows:

	2008	2007	2006

Total revenues	$1,285	$5,240	$3,663
Operating expenses	1,321	4,599	3,691

Income (loss) from operations	(36)	641	(28)
Income tax benefit	1	11	—
Estimated loss on disposal	(42)	(1,261)	—

Loss from discontinued operations	$(77)	$(609)	$(28)

The loss on disposal for the year ended December 31, 2007 includes $140 of charges related to the ultimate disposal of the remaining net assets of MCM, a wholly-owned subsidiary of Metretek Florida. Our board of directors had approved to a plan to sell the assets and business of MCM in 2004.

The following assets and liabilities were segregated and classified as held for sale, in the accompanying consolidated balance sheet at December 31, 2008 and 2007:

	2008	2007
Inventories	$—	$1,189
Prepaid expenses and other current assets	—	195
Property, plant and equipment, less accumulated depreciation	—	163
Goodwill	—	771
Intangible assets, less accumulated amortization	—	48
Other assets	—	34

Assets of discontinued operations held for sale	$—	$2,400

Current liabilites	53	754
Other	—	—

Liabilities of discontinued operations held for sale	$53	$754

Net cash flows of our discontinued operations from the categories of investing and financing activities were not significant for 2008, 2007 and 2006.

6.	Series B Preferred Stock

In February 2000, we completed a $14,000 private placement consisting of 1,400,000 shares of common stock, 7,000 shares of Series B convertible preferred stock and warrants to purchase 700,000 shares of our common stock. All unconverted Series B preferred stock was subject to mandatory redemption on December 9, 2004. The warrants issued in the private placement expired unexercised on December 9, 2004.

During the year ended December 31, 2006, we retired shares of Series B preferred stock at a total redemption value of $81. During the year ended December 31, 2007, we retired additional shares of Series B preferred stock at a total redemption value of $220. There were no shares of Series B preferred stock presented for redemption during the year ended December 31, 2008. At December 31, 2008, our redemption obligation on the remaining 71 shares of Series B preferred stock is $104. We expect to retire the remaining shares of Series B preferred stock during 2009 as the holders of the remaining preferred shares present such shares to us for redemption. The balance of the redemption obligation is included in accrued and other liabilities in the accompanying consolidated balance sheets.

7.	Acquisitions and Minority Interests

PowerSecure Subsidiary Acquisitions — During the third quarter of 2007, our PowerSecure subsidiary formed EfficientLights, LLC. EfficientLights designs and manufactures lighting solutions that substantially reduce the energy consumed in lighting refrigerated cases in grocery and retail drug stores. EfficientLights purchased certain energy conservation assets and operations from Advanced Specialty Products, Inc. (“ASP”) and its founder in exchange for cash, assumption of certain liabilities, and a 33.33% ownership interest in EfficientLights. The assets acquired included the assets and technology associated with its primary product, an LED lighting solution for freezer cases in retail chains that consumes approximately one-third the energy of a comparable fluorescent unit. As a result of the acquisition, our PowerSecure subsidiary owns 66.67% of the ownership interest in EfficientLights and the principal of ASP, who is now the President of EfficientLights, owns the remaining 33.33% minority ownership interest. In connection with the acquisition of the assets and business, our PowerSecure subsidiary acquired an option to purchase the remaining one-third ownership interest of EfficientLights in exchange for 1,000,000 shares of our common stock. The acquisition was accounted for as a purchase, and the operating results of EfficientLights have been included in the consolidated statement of operations from the date of acquisition. The minority shareholder’s interest in accumulated losses of EfficientLights exceeded his basis in EfficientLights at December 31, 2007. Accordingly, we discontinued recording additional minority interest losses in EfficientLights effective January 1, 2008.

The purchase price of the EfficientLights acquisition was allocated as follows:

Cash	$60
Equipment	89
Intangible rights	11

Accounts payable	(70)
Minority interest	(30)

Net assets acquired	$60

Pro forma results of operations for the years ended December 31, 2007 and 2006 have not been included herein as the effects of the acquisition were not material to our results of operations.

During the third quarter of 2006, our PowerSecure subsidiary purchased contract rights to provide services to federal customers of an investor-owned utility. The rights acquired include four existing contracts; rights to five existing proposals; a three-year non-compete agreement from the seller; and a three-year master service agreement with the utility. In addition, our PowerSecure subsidiary acquired expertise in equipment design concepts, budgeting procedures, pricing strategies and other intellectual property in the federal market. The purchase price for the intellectual property and contract rights was $1,500, which was allocated to intellectual property and to the individual contract rights acquired and is being amortized over the respective expected asset lives.

During the fourth quarter of 2006, our PowerSecure subsidiary purchased the substantially all of the assets and certain of the liabilities of PowerFab, a North Carolina company engaged in the business of building trailers for transportation of goods and equipment, as part of our mobile distributed generation equipment business strategy and to gain capabilities in the area of metal fabrication. The assets acquired included cash, accounts receivable, inventory, contract rights, furniture and fixtures, equipment, land and building, and certain intangible assets including patent rights and trademarks. The liabilities assumed were limited to obligations incurred under contracts acquired. The purchase price was $810 and was paid at closing. The acquisition was accounted for as a purchase with the operating results of PowerFab included in the consolidated statement of operations from the date of acquisition.

The purchase price of the two fiscal 2006 PowerSecure subsidiary acquisitions, including direct costs incurred in the amount of $44, was allocated as follows:

Cash	$9
Accounts receivable	43
Inventory	42
Equipment	122
Land and building	375
Intangible rights	1,545
Goodwill	306

Accounts payable	(88)

Net assets acquired	$2,354

Pro forma results of operations for the year ended December 31, 2006 have not been included herein as the effects of the acquisitions were not material to our results of operations.

CAC LLC Minority Interest — We previously owned a 73.75% interest in CAC LLC through our subsidiary, WaterSecure. CAC LLC was formed in January 2004 to acquire additional interests in our unconsolidated affiliate, MM 95-2. Effective April 1, 2006, the assets (consisting principally of the investment in MM 95-2) and liabilities of CAC LLC (consisting principally of a long-term note payable) were distributed to its shareholders (including WaterSecure), the separate operating activities of CAC LLC ceased, and the minority shareholder’s interest in the equity of CAC LLC was eliminated. The minority shareholder’s interest in the income of CAC LLC for the period from January 1, 2006 to March 31, 2006 was $72, and is included in minority interest in the accompanying consolidated financial statements.

8.	Deferred Compensation Plan

In his employment agreement (see Note 11), Sidney Hinton, our President and Chief Executive Officer, has a deferred compensation arrangement that provides for payments by us to him, upon retirement, monthly amounts ranging from $15 per month, if he commences receiving payments at age 53, to $20 per month, if he commences receiving payments at age 58, which payments continue for life. The deferred compensation payments under the plan vest on the earlier of August 15, 2012 or upon a change in control. We funded our obligation under the deferred compensation plan in 2007 through the purchase of a fixed deferred annuity contract in the amount of $1,978 through John Hancock Annuities. The deferred annuity contract provides for a guaranteed minimum interest rate on the annuity sufficient to meet our obligations under the deferred compensation plan. If the deferred compensation fails to vest, then the annuity reverts to us. We are subject to income tax on the earnings of the annuity. The fair value of the annuity, including interest thereon, at December 31, 2008 and 2007 is $2,133 and $2,001, respectively, and is included in the accompanying consolidated balance sheet under other assets. We are accruing our obligation under the deferred compensation agreement over a period of eight years. The liability for the deferred compensation obligation at December 31, 2008 and 2007 is $388 and $55, respectively, and is included in the accompanying consolidated balance sheet under deferred compensation obligation. The accompanying consolidated statements of operations includes general and administrative expense in the amount of $329 and $55 for the years ended December 31, 2008 and 2007, respectively, associated with the deferred compensation plan.

9.	Debt

Line of Credit — In August 2007, we entered into a revolving credit agreement with Citibank, N.A., as the administrative agent, providing for a three-year $25,000 senior, first-priority secured revolving and term credit facility. The revolving credit facility refinanced and expanded our prior credit facility with First National Bank of Colorado. The agreement was guaranteed by our active subsidiaries and secured by all of our assets and the assets of our subsidiaries.

In January 2008, we entered into a $2,584 term credit agreement with Citibank, for the purpose of financing a portion of the purchase price of our Wake Forest, North Carolina principal executive offices and the offices of our PowerSecure subsidiary. This term credit facility contained virtually the same terms, and was secured by the same collateral, including security interest and guarantees, as our revolving credit facility, but did not reduce our available borrowings under the revolving credit facility.

In January 2008, we entered into a first amendment to the revolving credit agreement with Citibank, modifying the credit agreement to incorporate and facilitate the term credit agreement and to amend certain technical provisions of the credit agreement.

In May 2008, we entered into a second amendment to the revolving credit agreement and first amendment to term credit agreement with Citibank, modifying the credit agreement and term credit agreement to eliminate the restrictive covenants on annual capital expenditures.

In November 2008, we entered into a third amendment to the revolving credit agreement with Citibank, and expanded the lenders to include SunTrust bank and BB&T. The amendment expanded the amount of the credit facility to $50,000 and modified certain terms and conditions of the revolving credit agreement, including extending the maturity date to November 2011, increasing the interest rate, adding a feature to enable balances used to finance recurring revenue projects to continue to be financed after November 2011 under an extended term facility that matures in November 2013, certain affirmative, negative and financial covenants, the use of proceeds and other terms of the credit agreement. The credit facility, as amended, is a $50,000 senior, first-priority secured revolving credit facility that is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.

We may, from time to time, request an increase in the aggregate revolving commitment amount by up to $15,000 without the prior consent of the lenders provided that each lender has the unilateral right to determine whether it agrees to increase its revolving commitment and that no lender is required to increase its individual pro rata commitment amount without such lender’s consent.

Pursuant to the third amendment, the credit facility, as a revolving credit facility, matures and terminates on November 13, 2011. However, we have the option prior to that maturity date to convert a portion of outstanding principal balance, in an amount not to exceed the present value of estimated annual contract revenues receivable under the initial term of contracts for recurring revenue projects executed after December 31, 2007, into a non-revolving term loan for a two year period expiring November 12, 2013, making quarterly payments based upon a four year fully amortized basis.

We intend to use the proceeds available under the credit facility to finance our PowerSecure subsidiary’s recurring revenue projects as well as to finance capital expenditures, working capital, acquisitions, and general corporate purposes. Our outstanding borrowings under the credit facility at any time, the proceeds of which were used for working capital purposes and not in connection with recurring revenue projects, cannot exceed $15,000.

As amended, outstanding balances under the credit facility bear interest, at our discretion, at either the London Interbank Offered Rate for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 175 basis points to 300 basis points based upon the our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0 basis points to 125 basis points based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date to our consolidated EBITDA as defined in the credit agreement for the four consecutive quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, and Citibank’s prime commercial lending rate.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At December 31, 2008, we were in compliance with these financial covenants.

Under the amended credit facility, our cumulative capital expenditures beginning in 2008 cannot exceed the sum of $5,000 plus $1,250 per quarter, on a cumulative basis, plus an allowance for our PowerSecure subsidiary recurring revenue projects generated after December 31, 2007. The amendment to the credit facility did not significantly modify the other representations and warranties and affirmative and negative covenants under the credit agreement, including restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations and transactions with affiliates.

Upon the sale of any of our assets or the assets of our subsidiaries other than in the ordinary course of business or the public or private sale of any of our equity or debt or the equity or debt of our subsidiaries other than equity issuances where the aggregate net equity proceeds do not exceed $10,000, we are required to use the net proceeds thereof to repay any indebtedness then outstanding under the credit facility, except for certain reinvestment provisions.

Our obligations under the credit facility are secured by guarantees and security agreements by each of our active subsidiaries, including but not limited to our PowerSecure subsidiary, Southern Flow and WaterSecure. The guarantees guaranty all of our obligations under the credit facility, and the security agreements grant to the lenders a first priority security interest in virtually all of the assets of each of the parties to the credit agreement.

The credit agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.

In connection with the third amendment to the credit facility described above, we used approximately $2,500 of cash on hand to repay the outstanding balance of, and to terminate, the term credit agreement, dated as of January 17, 2008, between us and Citibank.

At December 31, 2008, there were no balances outstanding under the credit facility and we had $50,000 available to borrow, however, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Equipment Line — On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7,500 level to $10,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit expires on September 30, 2009 (subject to renewal, if requested by our PowerSecure subsidiary and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar. This line of credit from Caterpillar is a permitted indebtedness under our credit facility with Citibank. As of December 31, 2008, there were no balances borrowed or outstanding under the equipment line of credit with Caterpillar.

10.	Capital Lease Obligations

In December 2008, we entered into a sale and leaseback transaction with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust bank, resulting in the sale of distributed generation equipment placed in service at customer locations and a lease of the equipment from SunTrust. We received $5,912 from the sale of the equipment which we will repay under the terms of the lease with monthly payments of $85 of principal and interest over a period of 84 months. At the expiration of the term of the lease, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.

We intend to use the proceeds of the lease financing to finance our PowerSecure subsidiary’s recurring revenue projects as well as to finance capital expenditures and working capital. We account for the lease financing as a capital lease in our consolidated financial statements in accordance with generally accepted accounting principles.

The lease provides our PowerSecure subsidiary with limited rights, subject to the lessor’s approval which will not be unreasonably withheld, to relocate and substitute equipment during its term. The lease contains customary representations and warranties, covenants relating to the use and maintenance of the equipment, indemnification, events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, customary for leases of this nature. The lease also grants to the lessor certain remedies upon a default, including the right to cancel the lease, to accelerate all rent payments for the remainder of the term of the lease, to recover liquidated damages, or to repossess and re-lease, sell or otherwise dispose of the equipment.

Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor.

Capital lease obligations at December 31, 2008 consist of the equipment described above as well as a $5 equipment lease at Southern Flow payable in monthly installments, including interest, at 6.85%. The scheduled annual payments on our capital lease obligations are as follows:

Scheduled
Year Ending December 31:	Payments

2009	$1,017
2010	1,017
2011	1,017
2012	1,016
2013 and beyond	3,047

Total minimum lease payments	7,114
Less: Interest included in the lease payments	1,197

Present value of minimum lease payments	$5,917

11.	Commitments and Contingencies and Income from Litigation Settlements

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

We agreed to settlements with four of the Other Parties during the fourth quarter of 2006 and with the remaining Other Parties in 2007. As a result of the settlements with the Other Parties, we recorded income during the years ended December 31, 2007 and 2006 in the amounts of $385 and $343, respectively. These amounts are included in interest and other income in our consolidated statements of operations. All of the Other Party Claims have been settled and no additional amounts are payable to us at December 31, 2008.

Other Matters — From time to time, we hire employees that are subject to restrictive covenants, such as non-competition agreements with their former employers. We comply, and require our employees to comply, with the terms of all known restrictive covenants. However, we have in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants. While we do not believe any pending claims have merit, we cannot provide any assurance of the outcome of these claims.

From time to time, in the ordinary course of business we encounter performance issues with key component parts we utilize in our distributed generation systems, switchgear systems, utility infrastructure products, and lighting products, such as engines, generators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, switchgear systems and lighting systems for component part malfunctions, whether or not covered under manufacturers’ warranties and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues. These risks also include the potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues, additional expenses and capital cost, and asset write-offs, due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues.

Although we believe our suppliers’ warranties generally cover these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, or the performance issues are not covered by manufacturer’s warranties, and our customers may claim to incur damages as a result of those performance issues. In those cases, we vigorously defend our position and rights, including our warranty rights, and we take all commercially practical actions to ensure our customers are fully satisfied with the quality of our products and services and do not incur any damages. As of the date of this report, we have identified performance issues with approximately $5-10 million of manufacturer’s component parts installed in distributed generation systems deployed at customer’s sites, and additional performance issues could arise from time to time in the future. We are working collaboratively with the manufacturers to resolve these issues. However, in the event the manufacturers’ solutions do not fully satisfy the required performance standards, we could incur additional costs to replace, rebuild, or repair these systems, as well as incur adverse material future financial consequences related to the cancellation of customer contracts, including reduced revenues, additional expenses and capital cost, and asset write-offs. In certain instances, these performance issues could also result in customer’s claims for damages. We currently expect the manufacturers to rectify these performance issues to meet our customers’ required performance standards with minimal additional cost to us, however, we cannot provide any assurance that an acceptable solution will be achieved in each case, or if a solution is achieved the timing or costs to us associated with such solutions. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business. Accordingly, potential negative financial impacts from these items cannot be estimated at this time.

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

Operating Leases — We lease business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2008, 2007 and 2006 totaled $3,038, $2,455 and $1,721, respectively. Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments

2009	$988
2010	755
2011	526
2012	456
2013 and thereafter	630

Total minimum rental payments	$3,355

Employee Benefit Plan — We have a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 18 or older are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 80% of their eligible compensation. In 2008, 2007, and 2006, we made discretionary matching contributions of 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. Our 401(k) Plan expense for the years ended December 31, 2008, 2007 and 2006 was $454, $354 and $296, respectively.

Employment Agreements — On August 15, 2007, we entered into an Employment and Non-Competition Agreement (the “Hinton Employment Agreement”) with Sidney Hinton, our President and Chief Executive Officer. The key terms of the Hinton Employment Agreement include a five year term, with automatic one-year renewals, an increase in base salary, annual bonuses equal to 7% of our PowerSecure subsidiary’s cash flow from operations, a grant of 600,000 restricted shares of our common stock (see Note 14), a $5,000 life insurance policy, a disability insurance policy and an annuity upon his retirement (see Note 8). The Hinton Employment Agreement also provides for severance benefits equal to as much as three times the sum of his most recent base salary plus his average bonuses for the two years before and for the year of the date of termination, depending upon the circumstances of his termination.

On December 10, 2007, we entered into an Employment and Non-Competition Agreement (the “Hutter Employment Agreement”) with Christopher Hutter, our Vice President and Chief Financial Officer. The key terms of the Hutter Employment Agreement include a five year term, with automatic one-year renewals, annual bonuses up to 35% of his base salary, and a grant of 25,000 restricted shares of our common stock (see Note 14). The Hutter Employment Agreement also provides for severance benefits equal to as much as two times the sum of his most recent base salary plus his average bonuses for the two years before and for the year of the date of termination, depending upon the circumstances of his termination.

The Hinton and Hutter Employment Agreements were amended on December 31, 2008 to comply with the provisions of Section 409A of the internal Revenue Code, relating to deferred compensation, but the substantive provisions of these employment agreements were not materially changed.

We also have employment agreements with certain other executive officers and with other key employees which provide for base salary, restricted stock grants, incentive compensation, “change-in-control” provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.
12.	Income Taxes

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

Income tax benefit (provision) included in the accompanying consolidated statements of operations represents changes in our net deferred tax assets, federal alternative minimum tax and state income taxes in various state jurisdictions in which we have taxable activities. The following table summarizes our income tax benefit (provision) for the years ended December 31:

	2008	2007	2006

Current:
Federal	$(192)	$(60)	$(141)
State	(1,021)	(113)	(556)

Total current	(1,213)	(173)	(697)

Deferred:
Federal	340	1,865	—
State	50	142	232

Total deferred	390	2,007	232

Total benefit (provision)	$(823)	$1,834	$(465)

Total income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income tax expense. Following is a table reconciling such differences for the years ended December 31:

	2008	2007	2006

Federal taxes at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	7.61%	-5.24%	6.16%
Permanent items	1.62%	-10.68%	1.81%
Alternative minimum tax	1.67%	-2.13%	1.16%
Tax benefit for NOL, net of valuation allowance	-39.17%	33.51%	-39.31%
True ups and other adjustments	1.41%	15.25%	0.00%

Effective income tax rate for continuing operations	7.14%	64.71%	3.82%

The components of our federal and state deferred tax assets and liabilities at December 31, 2008 and 2007 are shown below:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$7,447	$11,081
Tax credit carryforwards	392	201
Allowance for bad debts	107	102
Restructuring charges	2,051	2,235
Equity compensation	948	624
Other	517	393

Gross deferred tax assets	11,462	14,636

Deferred tax liabilities:
Differences between book and tax basis of property and equipment and intangible assets	3,375	2,798
Investment in MM 1995-2	113	—
Other	249	—

Gross deferred tax liabilities	3,737	2,798

Net deferred tax asset	7,725	11,838
Valuation allowance and other	(4,806)	(9,309)

Deferred tax assets, net	$2,919	$2,529

We believe that based on all available evidence, including our history of generating taxable income in the years ended December 31, 2008, 2007 and 2006, along with the anticipated generation of taxable income in 2009 and beyond, it is more likely than not that some portion of the net deferred tax assets that existed at December 31, 2008 and 2007 will be realized and therefore $4,503 of the valuation allowance was released during the year ended December 31, 2008 and $973 of the valuation allowance was released during the year ended December 31, 2007. The deferred tax asset for net operating loss carryforwards at December 31, 2008 and 2007 does not include $121 and $1,021, respectively, that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $356 and $2,617 tax deduction at December 31, 2008 and 2007 are included in the unused net operating loss below.

At December 31, 2008, we had unused federal net operating losses to carry forward against future years’ taxable income of $30,376 and various state carryforwards that expire in various amounts from 2009 to 2026. At December 31, 2008, we also had unused federal alternative minimum tax credits that carryforward indefinitely.

We or our subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005. We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a liability of $348 for unrecognized tax benefits, including interest and penalties of $107, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Unrecognized Tax Benefit
	Corporate
	Expense	Inventory
	Allocation	Capitalization	Total

January 1, 2007 adoption of FIN 48	$316	$32	$348
Current year increase (decrease) as a result of tax positions taken during the year	479	(6)	473
Reductions as a result of a lapse of the applicable statute of limitations	(37)	(26)	(63)

Balance at December 31, 2007	758	—	758
Current year increase (decrease) as a result of tax positions taken during the year	195	—	195
Reductions as a result of a lapse of the applicable statute of limitations	(84)	—	(84)

Balance at December 31, 2008	$869	$—	$869

We believe nearly all of our unrecognized tax benefits would, if recognized, affect our effective tax rate.

We recognize interest and penalties related to our tax contingencies as income tax expense. The total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the years ended December 31, 2008 and 2007 is $77 and $116, respectively. The total amount of interest and penalties recognized in the accompanying consolidated statement of financial position at December 31, 2008 and 2007 is $248 and $207, respectively. We expect that the unrecognized tax benefit associated with our corporate expense allocation will increase in 2009 as we have determined that a majority of our ongoing corporate costs relate to activities that benefit each of our operating subsidiaries or they relate to personnel that are employed at our operating subsidiaries. We are not able, at this time, to reasonably estimate the range of the possible change.
13.	Capital Stock

Stockholder Rights Plan — On December 12, 1991, our board of directors adopted a Stockholder Rights Plan, which was amended and restated on October 25, 2001 in order to extend, renew and modify its terms (as amended and restated, the “Rights Plan”), to protect stockholder interests against takeover strategies that may not provide maximum shareholder value. Pursuant to the Rights Plan, a dividend of one preferred stock purchase right (“Right”) was issued with respect to each share of our common stock outstanding on December 9, 1991, and attaches to each share of common stock we issued thereafter. No separate certificates representing the Rights have been issued. Each Right entitles the holder to purchase one one-hundredth of a share of our Series C. Preferred Stock at an exercise price of $15.00 per share under certain circumstances. This portion of a preferred share provides the holder with approximately the same dividend, voting and liquidation rights as one share of common stock. If any person or group (referred to as an “Acquiring Person”) becomes the beneficial owner of, or announces a tender offer that would result in the Acquiring Person becoming the beneficial owner of, 15% or more of our common stock (subject to certain exceptions), then each Right, other than Rights held by the Acquiring Person which become void, will become exercisable for our common stock, or of the Acquiring Person in the case where the Acquiring Person acquires us, having a then current market value of twice the exercise price of the Right. At the option of the board of directors, the Rights may be redeemed for $0.01 per Right or exchanged for shares of our common stock at the exchange rate of one share per Right, in each case subject to adjustment. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder. The Rights will expire on November 30, 2011, unless such date is extended prior thereto by the board of directors.
14.	Share-Based Compensation

We account for share-based compensation related to stock options and restricted stock awards in accordance with the provisions of FAS 123(R), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values.

Stock Plans — We have granted stock options and restricted stock awards to employees, directors, advisors and consultants under various stock plans. We currently maintain two stock plans.

Under our 1998 Stock Incentive Plan, as amended (the “1998 Stock Plan”), we granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for shares of our common stock. Stock options granted under the 1998 Stock Plan contained exercise prices not less than the fair market value of our common stock on the date of grant, and had a term of 10 years from the date of grant. Nonqualified stock option grants to our directors under the 1998 Stock Plan generally vested over periods up to two years. Qualified stock option grants to our employees under the 1998 Stock Plan generally vested over periods up to five years. The 1998 Stock Plan expired on June 12, 2008, and no additional awards may be made under the 1998 Stock Plan, although awards granted prior to such date will remain outstanding and subject to the terms and conditions of those awards.
In March 2008, our board of directors adopted the PowerSecure International, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders held on June 9, 2008. The 2008 Stock Plan authorizes our board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for up to an aggregate of 600,000 shares of our common stock. Stock options granted under the 2008 Stock Plan must contain exercise prices not less than the fair market value of our common stock on the date of grant, and must contain a term not in excess of 10 years from the date of grant. The 2008 Stock Plan replaced our 1998 Stock Plan.

Stock Options — Net income (loss) for the years ended December 31, 2008, 2007 and 2006 includes $656, $972 and $712, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the years ended December 31, 2008 and 2007 was $400 and $593, respectively. There were no net income tax benefits related to our stock-based compensation arrangements during the year ended December 31, 2006 because a valuation allowance was provided for nearly all of our net deferred tax assets. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2006, we issued 140,000 nonqualified stock options to new employees outside of our existing stock option plans pursuant to an exception provided by the American Stock Exchange on which our common stock was listed at the time those stock options were granted.

A summary of option activity for the year ended December 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2007	1,728	$5.34
Granted-Directors	—	—
Granted-Employees	232	4.31
Exercised	(169)	2.68
Canceled	—	—
Forfeited	(83)	10.85

Balance, December 31, 2008	1,708	$5.21	5.71	$(1.92)

Exercisable, December 31, 2008	1,306	$4.49	4.80	$(1.20)

A summary of option activity for the year ended December 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2006	2,085	$4.61
Granted-Directors	38	12.73
Granted-Employees	30	12.67
Exercised	(411)	2.68
Canceled	—	—
Forfeited	(14)	10.28

Balance, December 31, 2007	1,728	$5.34	5.96	$8.22

Exercisable, December 31, 2007	1,358	$3.89	5.37	$9.69

     A summary of option activity for the year ended December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2005	2,289	$2.98
Granted-Directors	23	14.78
Granted-Employees	306	12.64
Exercised	(514)	2.51
Canceled	—	—
Forfeited	(19)	6.49

Balance, December 31, 2006	2,085	$4.61	6.55	$7.71

Exercisable, December 31, 2006	1,546	$3.07	5.78	$9.25

There were no options granted to our directors during the year ended December 31, 2008. The weighted average grant date fair value of the options granted to our directors during the years ended December 31, 2007 and 2006 was $8.29 and $11.22, respectively. The weighted average grant date fair value of the options granted to employees during the years ended December 31, 2008, 2007 and 2006 was $2.55, $8.25 and $8.48, respectively. The fair value was measured using the Black-Scholes valuation model with the following assumptions for the years ended December 31:

	2008	2007	2006
Expected stock price volatilility	65.0%	75.7%	88.0%
Risk Free interest rate	1.84%	5.07%	4.72%
Annual dividends	$—	$—	$—
Expected life — employees	5 years	5 years	4.3 years
Expected life — directors	na	5 years	6 years

The fair value of the stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%.

At December 31, 2008 and 2007, there was $1,453 and $1,979, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2008 are expected to be recognized over a weighted average period of 1.55 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $1,023, $4,532 and $5,736, respectively. Cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $501, $1,052 and $1,291, respectively. The tax benefit realized on the 2008, 2007 and 2006 stock option exercises was $263, $52 and $331, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $820, $971 and $667, respectively.

Restricted Stock Awards — Net income (loss) for the years ended December 31, 2008, 2007 and 2006 includes $1,728, $1,120 and $66, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the years ended December 31, 2008, 2007 and 2006 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A total of 61,759 and 645,000 restricted shares were granted under our stock plans during the years ended December 31, 2008 and 2007, respectively. There were no restricted stock awards issued during the year ended December 31, 2006. A summary of unvested restricted stock award activity for the three years ended December 31, 2008 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, January 1, 2006	30	$2.20
Granted-Directors	—	—
Granted-Officers	—	—
Granted-Employees	—	—
Vested	(30)	2.20
Forfeited	—	—

Balance, December 31, 2006	—	$—

Granted-Directors	—	—
Granted-Officers	645	12.49
Granted-Employees	—	—
Vested	(4)	14.50
Forfeited	—	—

Balance, December 31, 2007	641	$12.48

Granted-Directors	34	6.98
Granted-Officers	—	—
Granted-Employees	28	7.45
Vested	(75)	11.62
Forfeited	—	—

Balance, December 31, 2008	628	$12.06

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. The unvested restricted shares previously granted to officers are scheduled to vest as follows:
•	A total of 300,000 restricted shares will “cliff vest” in their entirety on August 15, 2012, provided the officer remains employed with us through that date.

•	A total of 22,500 restricted shares will “cliff vest” in their entirety on December 10, 2012, provided the officers remain employed with us through that date.

•	The remaining 258,000 restricted shares vest in four equal annual installments, commencing when our annual report on Form 10-K for the year ended December 31, 2008 is filed, but only upon the achievement of performance targets each year relating to our net income for fiscal years 2008 through 2012.

•	All restricted and unvested shares will automatically vest upon a change in control.
The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At December 31, 2008, the balance of unrecognized compensation cost related to unvested restricted shares was $5,653, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 4 years.
15.	Segment and Related Information

Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Energy and Smart Grid Solutions, and Energy Services. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Previously, we were also engaged in a third business segment, Automated Energy Data Collection and Telemetry conducted through our Metretek Florida subsidiary. That segment of our business has been discontinued and the results of its operations are excluded from our segment information below.

Energy and Smart Grid Solutions — Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation ®, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but shares a common customer base with our PowerSecure subsidiary products and services and which we intend to grow through shared resources and customer leads. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results; and

Energy Services — Through our Southern Flow and WaterSecure subsidiaries we serve customers in the oil and natural gas production business with our measurement services and products, and water disposal services. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing. WaterSecure, through its equity investment MM-95-2, provides water disposal for oil and natural gas producers.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on Income (loss) before income taxes. Intersegment sales are not significant. During the year ended December 31, 2008, we changed the composition of our reportable segments to include the management fees and equity income of our WaterSecure operations within our Energy Services segment. Previously, our WaterSecure operations were not included in our segment activity. The segment activity for the years ended December 31, 2007 and 2006 have been reclassified to conform to current year presentation.

Summarized financial information concerning our reportable segments is shown in the following table. Unallocated corporate cost amounts include corporate overhead and related items including restructuring charges, other income and assets of discontinued operations which, for purposes of evaluating the operations of our segments, are not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.

	Year Ended December 31, 2008
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$115,993	$19,447	$—	$135,440
Cost of sales	77,550	14,181	—	91,731

Gross profit	38,443	5,266	—	43,709

Operating expenses:
General and administrative	21,995	1,900	5,008	28,903
Selling, marketing and service	5,325	23	—	5,348
Depreciation and amortization	1,774	251	6	2,031
Reasearch and development	118	—	—	118

Total operating expenses	29,212	2,174	5,014	36,400

Operating income (loss)	9,231	3,092	(5,014)	7,309
Other income and (expenses)
Management fees	—	556	—	556
Equity income	—	3,490	—	3,490
Interest and other income	82	26	382	490
Interest and finance charges	(140)	—	(147)	(287)

Income (loss) before income taxes	$9,173	$7,164	$(4,779)	$11,558

Total capital expenditures	$17,897	$1,126	$—	$19,023

Total investment in unconsolidated affiliate	$—	$4,106	$—	$4,106

Total assets	$79,485	$16,731	$14,295	$110,511

	Year Ended December 31, 2007
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$94,923	$16,189	$—	$111,112
Cost of sales	65,015	11,790	—	76,805

Gross profit	29,908	4,399	—	34,307

Operating expenses:
General and administrative	16,747	1,581	4,161	22,489
Selling, marketing and service	3,538	37	—	3,575
Depreciation and amortization	1,285	205	10	1,500
Reasearch and development	148	—	—	148
Restructuring charges	—	—	14,139	14,139

Total operating expenses	21,718	1,823	18,310	41,851

Operating income (loss)	8,190	2,576	(18,310)	(7,544)
Other income and (expenses)
Management fees	—	423	—	423
Equity income	—	2,774	—	2,774
Interest and other income	335	409	827	1,571
Interest and finance charges	(7)	(7)	(43)	(57)

Income (loss) before income taxes	$8,518	$6,175	$(17,526)	$(2,833)

Total capital expenditures	$2,338	$383	$—	$2,721

Total investment in unconsolidated affiliate	$—	$3,652	$—	$3,652

Total assets	$71,010	$16,900	$25,113	$113,023

	Year Ended December 31, 2006
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$99,542	$16,160	$—	$115,702
Cost of sales	72,318	11,786	—	84,104

Gross profit	27,224	4,374	—	31,598

Operating expenses:
General and administrative	13,163	1,624	4,224	19,011
Selling, marketing and service	2,848	12	—	2,860
Depreciation and amortization	689	182	14	885
Reasearch and development	73	—	—	73

Total operating expenses	16,773	1,818	4,238	22,829

Operating income (loss)	10,451	2,556	(4,238)	8,769
Other income and (expenses)
Management fees	—	365	—	365
Equity income	—	2,221	—	2,221
Interest and other income	97	(49)	939	987
Interest and finance charges	(63)	(23)	(58)	(144)

Income (loss) before income taxes	$10,485	$5,070	$(3,357)	$12,198

Total capital expenditures	$1,214	$1,396	$104	$2,714

Total investment in unconsolidated affiliate	$—	$3,514	$—	$3,514

The following table presents our revenues by geographic area based on the location of the use of the product or service for the years ending December 31:

	2008	2007	2006

United States	$135,431	$111,102	$115,684
Canada	9	11	19

Total	$135,440	$111,113	$115,703

16.	Unaudited Quarterly Consolidated Financial Data

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2008 and 2007. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter in 2008
	First	Second	Third	Fourth
Total revenues	$33,575	$41,952	$33,557	$26,356
Operating income (loss)	976	3,786	1,973	574
Other income, net	325	230	171	33
Equity income	964	1,227	839	460
Income taxes	(311)	(303)	(70)	(139)
Income (loss) from continuing operations	1,954	4,940	2,913	928
Income (loss) from discontinued operations	(77)	—	—	—
Net income (loss)	$1,877	$4,940	$2,913	$928
Basic earnings per common share:
Income from continuing operations	$0.12	$0.30	$0.18	$0.06
Income (loss) from discontinued operations	(0.01)	—	—	—

Basic earnings per common share	$0.11	$0.30	$0.18	$0.06

Diluted earnings per common share:
Income (loss) from continuing operations	$0.11	$0.29	$0.17	$0.06
Income (loss) from discontinued operations	—	—	—	—

Diluted earnings per common share	$0.11	$0.29	$0.17	$0.06

	Quarter in 2007
	First	Second	Third	Fourth
Total revenues	$25,416	$22,591	$26,230	$36,876
Operating income (loss)	958	(14,584)	1,508	4,574
Other income, net	598	220	250	453
Income from litigation settlements	278	—	107	—
Equity income	648	673	656	796
Minority interest	—	—	6	24
Income taxes	(306)	(170)	(162)	2,472
Income (loss) from continuing operations	2,176	(13,861)	2,365	8,319
Income (loss) from discontinued operations	57	6	290	(961)
Net income (loss)	$2,233	$(13,855)	$2,655	$7,358

Basic earnings per common share:
Income from continuing operations	$0.14	$(0.87)	$0.15	$0.51
Income (loss) from discontinued operations	—	—	0.01	(0.06)

Basic earnings per common share	$0.14	$(0.87)	$0.16	$0.45

Diluted earnings per common share:
Income (loss) from continuing operations	$0.13	$(0.87)	$0.14	$0.48
Income (loss) from discontinued operations	—	—	0.01	(0.05)

Diluted earnings per common share	$0.13	$(0.87)	$0.15	$0.43

* * * * *

SCHEDULE II
POWERSECURE INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

		Additions:
	Balance at	Charged to			Balance at
	Beginning	Operating	Deductions:		End of
Description	of Period	Expenses	Write-offs		Period

Allowance for doubtful accounts:
Year ended December 31, 2008	$262	$216	$(202	) (1)	$276
Year ended December 31, 2007	225	43	(6	) (1)	262
Year ended December 31, 2006	95	146	(16	) (1)	225

Inventory reserve:
Year ended December 31, 2008	$128	$122	$(39	)(2)	$211
Year ended December 31, 2007	202	67	(141	)(2)	128
Year ended December 31, 2006	166	55	(19	)(2)	202

(1)	Represents amounts written off as uncollectible, less recoveries.

(2)	Represents amounts written off against reserve, less recoveries.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees
Marcum Midstream 1995-2 Business Trust
Denver, Colorado
We have audited the accompanying consolidated balance sheets of Marcum Midstream 1995-2 Business Trust and subsidiary (the “Trust”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcum Midstream 1995-2 Business Trust and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP
Denver, Colorado
March 5, 2009

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,229,909	$1,394,927
Trade receivables (net of allowance for doubtful accounts of $9,454 and $9,454, respectively)	1,392,947	1,716,141
Prepaid expenses	22,000	25,667

Total current assets	4,644,856	3,136,735

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Wells and storage tanks	8,218,524	7,696,701
Equipment	4,184,738	3,919,425
Land and improvements	2,005,330	2,005,330

Total	14,408,592	13,621,456
Less accumulated depletion and depreciation	6,340,984	5,254,711

Property, plant and equipment, net	8,067,608	8,366,745

OTHER ASSETS:
Deferred loan charges (net of accumulated amortization of $878 and $2,485, respectively)	9,662	4,970
Intangible assets (net of accumulated amortization of $12,834 and $11,501, respectively)	7,166	8,499

Total other assets	16,828	13,469

TOTAL	$12,729,292	$11,516,949

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable (Note 3)	$749,396	$549,796
Accounts payable	292,112	478,522
Administration fee	14,125	14,125
Management fee	157,087	184,798
Operator fee	40,538	34,620
Accrued and other liabilities	139,429	100,621

Total current liabilities	1,392,687	1,362,482

LONG-TERM NOTE PAYABLE (Note 3)	3,550,604	2,372,807

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY	7,786,001	7,781,660

TOTAL	$12,729,292	$11,516,949

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUE:
Disposal fees and mineral product sales	$17,874,921	$13,135,040	$10,945,690
Interest and other	31,023	70,787	82,081

Total revenue	17,905,944	13,205,827	11,027,771

COSTS AND EXPENSES:
Cost of operations	5,983,306	3,454,204	3,279,631
Depreciation and amortization	1,087,606	761,793	687,128
General and administrative costs	275,511	390,280	330,408
Administration fee	56,500	56,500	56,500
Management fee	893,746	656,752	547,285
Operator fee	162,150	132,102	127,332
Interest and finance charges	192,784	104,738	71,321

Total costs and expenses	8,651,603	5,556,369	5,099,605

NET INCOME	$9,254,341	$7,649,458	$5,928,166

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Shareholders’
Equity
BALANCE, JANUARY 1, 2006	$6,304,036
Cash distributions paid	(5,000,000)
Net income	5,928,166

BALANCE, DECEMBER 31, 2006	7,232,202
Cash distributions paid	(7,100,000)
Net income	7,649,458

BALANCE, DECEMBER 31, 2007	7,781,660
Cash distributions paid	(9,250,000)
Net income	9,254,341

BALANCE, DECEMBER 31, 2008	$7,786,001

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,254,341	$7,649,458	$5,928,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,087,606	761,793	687,128
Changes in other assets and liabilities:
Trade receivables, net	323,194	(506,523)	229,564
Accounts payable	(186,410)	232,810	(285,001)
Administration fee	—	—	9,417
Management fee	(27,711)	52,437	77,381
Operator fee	5,918	2,787	23,305
Accrued expenses	38,808	14,926	73,580
Prepaid expenses and other	(1,025)	(4,970)	(21,404)

Net cash provided by operating activities	10,494,721	8,202,718	6,722,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Well development and enhancement	(224,205)	(3,028,648)	(175,804)
Other capital expenditures	(562,931)	(269,838)	(158,619)

Net cash used in investing activities	(787,136)	(3,298,486)	(334,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	4,300,000	3,100,000	—
Payments on note payable	(2,922,603)	(1,090,195)	(540,863)
Distributions to preferred shareholders	(9,250,000)	(7,100,000)	(5,000,000)

Net cash used in financing activities	(7,872,603)	(5,090,195)	(5,540,863)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,834,982	(185,963)	846,850

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,394,927	1,580,890	734,040

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,229,909	$1,394,927	$1,580,890

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — The accompanying consolidated financial statements includes the accounts of Marcum Midstream 1995-2 Business Trust and its wholly-owned subsidiary, Marcum Midstream 1995-2 EC Holding, LLC (“MM95-2 EC Holding”), collectively referred to as the “Trust.” The Trust commenced operations on February 8, 1996. The Trust owns and operates six injection wells at five oil field production water disposal facilities located in northeastern Colorado. MM95-2 EC Holding was formed by the Trust in July 2002 for the purpose of acquiring additional operating assets.

WaterSecure Holdings, Inc. (“WaterSecure”), a wholly-owned subsidiary of PowerSecure International, Inc., is the managing trustee of the Trust, and Conquest Oil Company (“Conquest”) operates the Trust assets under an operating agreement with the Trust. Collectively, WaterSecure and Conquest, along with their affiliates, owned 178.2, or 78.8%, of the 226 outstanding shares of the Trust at December 31, 2007. In July 2008, WaterSecure and Conquest purchased additional shares of the Trust, thereby increasing their collective ownership (along with their affiliates) to 197.1 shares, or 87.2%, of the 226 outstanding shares of the Trust.

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

Statements of Cash Flows — The Trust considers all highly liquid investments with an original maturity of three months or less at time of purchase to be cash equivalents. The Trust maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Trust has not experienced any losses in such accounts. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	2008	2007	2006
Cash paid for interest	$186,936	$102,253	$67,058
Statements of Shareholders’ Equity—There are 226 shares of the Trust authorized and outstanding. There are no other authorized forms of ownership interest of the Trust.

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

In the fourth quarter of 2006, the Trust acquired additional land for expansion of its operating activities. During 2007, the Trust developed a sixth well on the land. The new well was placed into service in December 2007. Total cost of the development (including land) was $3,042,000, and assets were allocated as follows:

Well and storage tanks	$1,486,000
Equipment	1,037,000
Land and improvements	519,000

Total	$3,042,000

The well development was financed principally through a term loan with Bank of Choice, as described further in Note 3.

3.	NOTE PAYABLE

In August 2005, the Trust entered into an amendment of its 2002 term loan agreement (“2002 Loan”) with Wells Fargo Bank West to borrow an additional $1,005,000; to extend the term of the Loan Agreement to August 22, 2008; and to reduce the scheduled principal and interest payments on the note to $50,660 per month. Proceeds from the additional borrowings under the 2002 Loan were used by the Trust in 2006 to develop backup capacity through the development of a fifth well and enhance operations at two of its existing sites.

Interest accrued on the outstanding balance of the 2002 Loan at a fixed annual rate of 5.55% per year. The 2002 Loan contained various financial and other affirmative and negative covenants and was collateralized by a first priority interest in virtually all of the assets acquired by the Trust. Fees incurred in connection with obtaining the original 2002 Loan and the subsequent amendment thereof, in the amount of $25,702, were deferred and amortized over the term of the original 2002 Loan.

During 2007, in order to finance the development of the Trust’s sixth operating well and to refinance the then outstanding principal balance on the 2002 Loan, the Trust entered into a Term Loan Agreement (the “2007 Loan”) with Bank of Choice in the aggregate principal amount of $3,100,000, which was evidenced by a note payable to the lender (the “2007 Note”). Of the total proceeds from the 2007 Loan, $537,000 was used to refinance the 2002 Loan and the balance was used to fund the well development costs described in Note 2.

Interest accrued on the unpaid balance of the 2007 Note at a fixed annual rate of 7.2% per year and required monthly principal and interest payments to the lender in the amount of $61,837 through the maturity date of August 28, 2012. The 2007 Note was collateralized by a first priority interest in the assets of the sixth well. Fees incurred in connection with the 2007 Loan in the amount of $7,455 were deferred and amortized over the first year of the loan.

In December 2008, in order to finance the development of a seventh operating well and to refinance the remaining principal and extend the maturity date on the 2007 Loan, the Trust entered into a new Term Loan Agreement (the “2008 Loan”) with Bank of Choice in the aggregate principal amount of $4,300,000, which was evidenced by a promissory note payable to the order of the lender (the “2008 Note”). Of the total proceeds of the 2008 Loan, $2,429,000 was used to refinance the 2007 Loan and up to $1,800,000 is expected to be used to finance the development of a seventh operating well in 2009.

Interest accrues on the unpaid balance of the 2008 Note at a fixed annual rate of 6.59% and the 2008 Loan calls for monthly principal and interest payments to the lender in the amount of $84,502 through the maturity date of December 9, 2013. The 2008 Note is collateralized by a first priority interest in all assets of the Trust including accounts receivable, inventory and equipment and the assets of the seventh well. Fees incurred in connection with the 2008 Loan in the amount of $10,540 were deferred and are being amortized over the first year of the loan.

At December 31, 2008, scheduled principal payments on the 2008 Note payable over the remaining term of the 2008 Note are as follows:

Years Ended	Principal
December 31,	Payments
2009	$749,396
2010	801,029
2011	856,220
2012	915,213
2013	978,142

$4,300,000

4.	COMMITMENTS AND CONTINGENCIES

In December 2002, after the Trust completed an acquisition of certain operating assets including real property, the Trust discovered certain contamination of the soils under the site. Shortly thereafter, the Trust filed a complaint against the seller in Colorado State District Court, for enforcement of seller indemnifications in the asset purchase agreement. The Trust engaged an environmental engineering firm to evaluate the extent of the contamination, and that firm concluded that approximately 1% of the property area had been contaminated. The environmental firm developed, and, with its assistance, the Trust commenced an active remediation plan that the firm advised should bring the assets back into compliance with applicable environmental requirements. The remediation plan consists of a soil vapor extraction system which is in place and continues to operate. Based upon the most recent ground water sampling results, adverse impacts to groundwater continue to decrease. If future sampling results continue to indicate favorable improvements, the soil vapor extraction system may be shut down in 2009. Even if the soil vapor extraction system is shut down, ground water sampling will likely be required through at least 2010.

In early 2005, the Trust began a planned upgrade to various components of another of its operating facilities. As the improvement project began, Trust management found that soils under the facility were contaminated. The environmental firm used in the above remediation was engaged to direct the Trust on the appropriate course to return the soils to a level in compliance within regulatory limits. The environmental firm initially recommended, and the regulatory authorities did not indicate otherwise, that no active remediation process was likely necessary due to the small levels of contamination, the limited area impacted, and the cost to implement a remediation process. Further, the environmental firm indicated that naturally occurring processes would likely eliminate the contamination over time, although those processes may occur over a period of several years. Upon further review of the site data and economic feasibility in 2008, the environmental firm has proposed, and the Trust expects to implement, an active form of remediation in 2009. The proposed remedial method will consist of a soil vapor extraction and air sparge system, similar in nature to the system successfully implemented above, but with the added component of air sparging. It is currently estimated that the system will be installed in 2009 and operate for two years, followed by one year of quarterly groundwater monitoring. Although no assurance can be given, Trust management believes the contamination will be successfully abated using the active remediation plan described above, with no material adverse effects to the financial position or results of operations of the Trust.

The Trust is subject to regulations and reporting requirements covering water quality, land use, the storage of oil and water, and the disposal of water. Compliance is continually assessed by Trust management. Regulations, interpretations and enforcement policies can change, which may adversely impact the Trust’s operations in the future. Additionally, from time to time, in the normal course of operations, oil or water spills or releases into the environment may occur. The Trust must pay all or a portion of the cost to remediate sites where such environmental contamination has occurred as a result of activities of the Trust. To date, the Trust is not aware of any such environmental contamination caused by the activities of the Trust that would have material adverse effects to the financial position or results of operations of the Trust. However, the nature of environmental contamination matters is inherently uncertain, and Trust management cannot provide any guarantee or assurance that all environmental contamination has been identified, or that the current or future remediation efforts will be successful. Additional contamination, either currently undetected or undetectable or arising in the future, could later be discovered.

In January 2008, two of the Trust’s facilities suffered explosions and fire damage in separate incidents. One of the facilities suffered significant damage and was temporarily shut down for approximately two weeks. The other facility suffered minimal damage, but was also limited in its operating activities for a short period. One employee of the Trust and two agents of a trucking company bringing water to the former facility were injured in the most serious fire but have fully recovered.

During 2008, both of the damaged facilities returned to fully operational status. As a result of these incidents, the Trust completed a series of changes recommended by safety experts to minimize the risk of future explosions or fires. During the year ended December 31, 2008, the Trust incurred $152,000 of uninsured fire expense, incurred $388,000 of safety improvement expense, and has incurred other operational expenses directly related to the fires. However, due to the nature of the Trust’s activities, the risk of future fires or explosions cannot be fully eliminated. Damages resulting from future fires or explosions may result in injury or loss of human life, extensive loss of or damage to equipment and assets of the Trust and could result in temporary or permanent shut down of one or more of the Trust’s facilities.

5.	TRUST GENERAL AND ADMINISTRATIVE COSTS

Pursuant to the Second Amended and Restated Declaration of Trust (the “Restated Declaration”), the Trust incurred $192,000, $282,000 and $248,000 of Active Trustee and Trust Officer consulting and retainer fees and compensation paid to WaterSecure, Conquest and their affiliates during the years ended December 31, 2008, 2007 and 2006, respectively.

6.	CASH DISTRIBUTIONS AND PROFIT ALLOCATIONS

Cash distributions and profit and loss allocations are determined by terms set forth in the Restated Declaration. Generally, the Trust distributes all cash provided by operating activities less amounts paid for acquisitions and capital expenditures, and debt service requirements. All profits and cash distributions are allocated to shareholders in amounts equal to their percentage ownership of the shares of the Trust.

7.	OTHER RELATED PARTY TRANSACTIONS

Pursuant to the Restated Declaration, WaterSecure, as managing trustee, is entitled to compensation for services rendered to the Trust. The compensation includes an annual Trust administration fee equal to 1% of the total initial capital subscriptions of the shareholders and an annual Trust management fee of 5% of Trust revenues, paid quarterly in arrears. The Trust management fee is reduced to 4% for any quarter that Trust revenues during the prior four consecutive calendar quarters do not exceed $3 million. Conquest, as operator, has been reimbursed for direct operating expenses incurred during the years ended December 31, 2008, 2007 and 2006 in the amount of $1,823,000, $1,211,000 and $977,000, respectively, which costs are included in cost of operations in the accompanying statements of income, and is paid an annual operator fee (currently $150,000 ($25,000 per injection well), adjusted upward or downward annually based on changes in the consumer price index). Accounts payable at December 31, 2008 and 2007 includes a liability in the amount of $4,000 and $52,000, respectively, payable to Conquest for unreimbursed direct operating expenses.

In December 1999, Conquest and WaterSecure agreed to share equally all future fees received from the Trust. These fees include the administration fee, management fee, and operator fee.

In September 2003, the Trust entered into a License Agreement (the “License Agreement”) with an entity wholly owned by the principals of Conquest, the Operator. The License Agreement runs “month-to-month” and provides the Trust with an alternative facility, owned by the Conquest principals, to dispose of water for certain customers of the Trust. The Trust is obligated to pay a monthly fee to the Conquest principals of $5,000 for rights under the License Agreement. The Trust earns revenues from disposal fees for water disposed at that facility for the Trust’s customers. During the years ended December 31, 2008 and 2006, the Trust paid a net $25,000 and $14,000, respectively; and during the year ended December 31, 2007, the Trust earned a net $17,000 under the License Agreement, which is included in interest and other revenues in the Trust’s consolidated statements of income.
* * * * *

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.
By:	/s/ SIDNEY HINTON
Sidney Hinton
President and Chief Executive Officer
Date: March 12, 2009

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Sidney Hinton, Christopher T. Hutter and Paul R. Hess, jointly and severally, as his true and lawful attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SIDNEY HINTON Sidney Hinton	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/s/ CHRISTOPHER T. HUTTER Christopher T. Hutter	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	March 12, 2009

/s/ GARY J. ZUIDERVEEN Gary J. Zuiderveen	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Secretary (Principal Accounting Officer)	March 12, 2009

/s/ ANTHONY D. PELL Anthony D. Pell	Director	March 12, 2009

/s/ KEVIN P. COLLINS Kevin P. Collins	Director	March 12, 2009

/s/ JOHN A. (ANDY) MILLER John A. (Andy) Miller	Director	March 12, 2009

/s/ THOMAS J. MADDEN III Thomas J. Madden III	Director	March 12, 2009

S-1

POWERSECURE INTERNATIONAL, INC.
Form 10-K
For the Year Ended December 31, 2008
EXHIBIT INDEX

Number	Description

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change the Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 22, 2007.)

(3.3)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 22, 2007.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(4.2)	Amended and Restated Rights Agreement, dated as of November 30, 2001, between Registrant and Computershare Investor Services, LLC. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A/A, Amendment No. 5, filed November 30, 2001.)

(4.3)	Amendment No. 1, dated as of April 22, 2004, to Amended and Restated Rights Agreement between Registrant and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 6, 2004).

(4.4)	Amendment No. 2, dated as of March 29, 2006, to Amended and Restated Rights Agreement between Registrant and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(4.5)	Form of Registration Rights Agreement, dated as of March 29, 2006, by and among Registrant and the investors named therein. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(10.1)	Separation Agreement, dated as of April 16, 2007, between Registrant and W. Phillip Marcum (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2007)*

(10.2)	Separation Agreement, dated as of April 16, 2007, between Registrant and A. Bradley Gabbard. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed April 20, 2007)*

(10.3)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)*

(10.4)	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

Number	Description

(10.5)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.6)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.7)	Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-151540.)

(10.8)	Form of Restricted Stock Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(10.9)	Form of Incentive Stock Option Agreement for Employees under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(10.10)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(10.11)	Form of Indemnification Agreement between Registrant and certain of its directors. (Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.)

(10.12)	Prototype — Basic Plan Document for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.13)	Adoption Agreement for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.14)	Employment and Non-Competition Agreement, dated as of August 15, 2007, between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 15, 2007)*

(10.15)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between PowerSecure International, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 7, 2009)*

(10.16)	Restricted Stock Agreement, dated as of August 15, 2007, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)*

(10.17)	Amendment No. 1 to Restricted Stock Agreement, dated as of December 31, 2007, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 7, 2008)*

(10.18)	Employment and Non-Competition Agreement, dated as of December 10, 2007, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.19)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between PowerSecure International, Inc. and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 7, 2009)*

Number	Description

(10.20)	Restricted Stock Agreement, dated as of December 10, 2007, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.21)	Employment and Non-Competition Agreement, dated as of by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K, filed April 20, 2007)*

(10.22)	Amendment No. 1, dated December 10, 2007, to Employment and Non-Competition Agreement by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.23)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between PowerSecure International, Inc. and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 7, 2009)*

(10.24)	Restricted Stock Agreement, dated as of December 10, 2007, to Employment and Non-Competition Agreement by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.25)	Amended and Restated Employment Agreement, dated as of April 16, 2007, between Southern Flow Companies, Inc. and John Bernard. (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed April 20, 2007)*

(10.26)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Southern Flow Companies, Inc. and John D. Bernard. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 7, 2009)*

(10.27)	Termination Agreement and Release, dated as of May 21, 2007, between Registrant and Daniel J. Packard. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 25, 2007)*

(10.28)	Summary Sheet of Compensation of Non-Employee Directors. (Filed herewith.)*

(10.29)	Credit Agreement, dated as of August 23, 2007, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.30)	First Amendment to Credit Agreement, dated as of January 17, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.31)	Second Amendment to Credit Agreement, dated as of May 5, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.)

(10.32)	Third Amendment to Credit Agreement, dated as of November 13, 2008, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and SunTrust Bank and Branch Banking and Trust Company, as lenders. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)**

Number	Description

(10.33)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.34)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.35)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.36)	Term Credit Agreement, dated as of January 17, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.37)	First Amendment to Term Credit Agreement, dated as of May 5, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.)

(10.38)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.39)	Guaranty, dated as of January 17, 2008, by the active subsidiaries of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.40)	Form of Equipment Lease Agreement, dated as of December 22, 2008, between SunTrust Equipment Finance & Leasing Corp., as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.41)	Form of Equipment Lease Guaranty, dated as of December 22, 2008, by Registrant in favor of SunTrust Equipment Finance & Leasing Corp. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.42)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)*

(10.43)	Real Estate Purchase Agreement, dated as of January 16, 2008, between PowerSecure, Inc. and H & C Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.44)	Asset Purchase Agreement, dated as of March 14, 2008, between Registrant, Metretek, Incorporated and Mercury Instruments LLC. (Incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

Number	Description

(14.1)	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant’s Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Indicates management contract or compensation plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.