Form 10-Q
period 2009-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2009-05-07
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes ☐   No ☐

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     As of May 1, 2009, 17,175,109 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$22,953	$24,316
Trade receivables, net of allowance for doubtful accounts of $234 and $276, respectively	20,360	25,215
Inventories	20,451	19,713
Deferred income taxes	2,919	2,919
Prepaid expenses and other current assets	938	1,680

Total current assets	67,621	73,843

Property, plant and equipment:
Equipment	20,904	20,297
Furniture and fixtures	657	650
Land, building and improvements	4,695	4,674

Total property, plant and equipment, at cost	26,256	25,621
Less accumulated depreciation and amortization	4,100	3,739

Property, plant and equipment, net	22,156	21,882

Other assets:
Goodwill	7,256	7,256
Restricted annuity contract	2,154	2,133
Intangible rights and capitalized software costs, net of accumulated amortization of $1,579 and $1,453, respectively	1,182	1,276
Investment in unconsolidated affiliate	3,957	4,106
Other assets	350	338

Total other assets	14,899	15,109

Total Assets	$104,676	$110,834

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,758	$5,817
Accrued and other liabilities	20,564	23,147
Restructuring charges payable	1,119	1,349
Current income taxes payable	45	181
Current unrecognized tax benefit	79	79
Capital lease obligations	726	716

Total current liabilities	26,291	31,289

Long—term liabilites:
Capital lease obligations	5,016	5,201
Unrecognized tax benefit	790	790
Deferred compensation	471	388
Restructuring charges	86	355

Total long—term liabilities	6,363	6,734

Commitments and contingencies

Stockholders’ Equity :
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 17,081,608 and 17,071,889 shares issued and outstanding, respectively	171	171
Additional paid-in-capital	108,697	108,384
Accumulated deficit	(36,880)	(35,744)

Total PowerSecure International stockholders’ equity	71,988	72,811
Noncontrolling interest	34	—

Total stockholders’ equity	72,022	72,811

Total Liabilities and Stockholders’ Equity	$104,676	$110,834

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$19,720	$33,575
Cost of sales	13,846	23,555

Gross profit	5,874	10,020

Operating expenses:
General and administrative	6,020	7,243
Selling, marketing and service	831	1,325
Depreciation and amortization	542	457
Research and development	20	19

Total operating expenses	7,413	9,044

Operating income (loss)	(1,539)	976
Other income and (expenses):
Management fees	105	149
Interest and other income	53	226
Interest and finance charges	(174)	(51)
Equity income	477	964

Income (loss) before income taxes	(1,078)	2,264
Income tax provision	(24)	(312)

Income (loss) from continuing operations	(1,102)	1,952

Discontinued operations
Loss on disposal	—	(42)
Loss from operations, including tax benefit of $2 in 2008	—	(35)

Loss on discontinued operations	—	(77)

Net income (loss)	(1,102)	1,875
Less: Net income attributable to noncontrolling interest	(34)	—

Net income (loss) attributable to PowerSecure International	$(1,136)	$1,875

Basic earnings (loss) per share attributable to PowerSecure International common stockholders:
Income (loss) from continuing operations	$(0.07)	$0.12
Loss from discontinued operations	.00	(0.01)

Net income (loss) attributable to PowerSecure International common stockholders:	$(0.07)	$0.11

Diluted earnings (loss) per share attributable to PowerSecure International common stockholders:
Income (loss) from continuing operations	$(0.07)	$0.11
Loss from discontinued operations	.00	(0.00)

Net income (loss) attributable to PowerSecure International common stockholders:	$(0.07)	$0.11

Amounts attributable to PowerSecure International common stockholders:
Income (loss) from continuing operations, net of tax	$(1,136)	$1,952
Discontinued operations, net of tax	—	(77)

Net income (loss)	$(1,136)	$1,875

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,136)	$1,875
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	542	457
Noncontrolling interest	34	—
Deferred income taxes	—	65
Loss on disposal of miscellaneous assets	26	5
Equity in income of unconsolidated affiliate	(477)	(964)
Distributions from unconsolidated affiliate	607	544
Stock compensation expense	354	614
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	4,855	1,539
Inventories	(820)	2,374
Other current assets and liabilities	606	(1,916)
Assets of discontinued operations held for sale	—	2,400
Other noncurrent assets	(11)	77
Accounts payable	(2,059)	177
Restructuring charges	(499)	(555)
Accrued and other liabilities	(2,583)	(8,363)
Liabilities of discontinued operations held for sale	—	(755)
Deferred compensation obligation	83	83
Restricted annuity contract	(21)	(35)

Net cash used in operating activities	(499)	(2,378)

Cash flows from investing activities:
Purchases of property, plant and equipment	(582)	(7,413)
Additions to intangible rights and software development	(72)	(78)
Proceeds from sale of property, plant and equipment	6	1

Net cash used in investing activities	(648)	(7,490)

Cash flows from financing activities:
Proceeds from term loan	—	2,584
Proceeds from stock option exercises, net of shares tendered	(41)	86
Borrowings (payments) on line of credit	—	—
Payments on capital lease obligations	(175)	—

Net cash provided by (used in) financing activities	(216)	2,670

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,363)	(7,198)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,316	28,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,953	$21,512

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008 and
For the Three Month Periods Ended March 31, 2009 and 2008
(in thousands, except per share data)
1. Description of Business and Basis of Presentation
Description of Business
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
     Through our Southern Flow Companies, Inc. and WaterSecure Holdings, Inc. subsidiaries we focus on business opportunities in the energy services field. Our Energy Services businesses serve the oil and natural gas industry with natural gas measurement products and services, through Southern Flow, and water processing services, through WaterSecure.
     Our Southern Flow subsidiary provides natural gas measurement services to customers involved in the business of oil and natural gas production, transportation and processing, with a focus on the natural gas market. WaterSecure Holdings, Inc. (formerly known as Marcum Gas Transmission, Inc.), which we also refer to as “WaterSecure”, owns approximately 40% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations business operates water processing and disposal facilities in northeastern Colorado.
     See Note 10 for more information concerning our reportable segments.
Basis of Presentation
     Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (“our PowerSecure subsidiary”) (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc. EfficientLights, LLC and Reid’s Trailer, Inc. dba PowerFab), Southern Flow Companies, Inc. (“Southern Flow”), Marcum Gas Metering, Inc. (“MGM”), and WaterSecure Holdings, Inc. (“WaterSecure”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”.
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of March 31, 2009 and the consolidated results of our operations and cash flows for the three month periods ended March 31, 2009 and March 31, 2008.
     Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in unconsolidated affiliate.
     Reclassification — Certain 2008 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on our previously reported results of operations or stockholders’ equity.
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
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
     Revenue Recognition — For our distributed generation turn-key project-based sales and our utility infrastructure projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. We believe the use of the percentage-of-completion method of accounting for our distributed generation projects is preferable to the completed contract method because a typical distributed generation construction project occurs over several accounting periods and the percentage-of-completion method is a better method to match the revenues and costs to the reporting period in which the construction services are performed. Nearly all of our distributed generation projects are fixed-price contracts, with the exception of certain contracts which provide for additional billings based on wire usage to connect the distributed generation equipment to customer facilities.
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
     Warranty Reserve — We provide a standard one-year warranty for our distributed generation and switchgear equipment, and a five-year warranty for our EfficientLights lighting product. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve.
     Noncontrolling Interest — In late 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We adopted the provisions of FAS 160 on a prospective basis beginning January 1, 2009. Accordingly, the noncontrolling shareholder’s interest in the equity of EfficientLights at March 31, 2009 is included as a component of stockholders’ equity in our consolidated balance sheet at March 31, 2009. The noncontrolling shareholder’s interest in the income (losses) of EfficientLights is included in our consolidated statements of operations in determining net income (loss) and earnings per share attributable to PowerSecure International common stockholders. At December 31, 2008, the accumulated losses of the noncontrolling shareholder’s interest in EfficientLights exceeded his basis. Under ARB No. 51, the noncontrolling shareholder’s interest in the current period income of EfficientLights would have been offset against the accumulated unrecognized noncontrolling shareholder losses. Accordingly, the effect of adopting the provisions of FAS 160 on our statement of operations for the three months ended March 31, 2009 was to increase the net loss attributable to PowerSecure International shareholders by $34 for the effects of the unrecovered losses attributable to the noncontrolling shareholder that were accumulated prior to December 31, 2008.
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
     Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized under FAS 123(R) during the three months ended March 31, 2009 and 2008 was $354 and $614, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
     Income Taxes — We account for income taxes in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes” (“FAS 109”) and in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Accordingly, we recognize deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Recent Accounting Pronouncements
     Accounting for Business Combinations— In late 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted the provisions of FAS 141(R) effective January 1, 2009. The adoption of FAS

141(R) had no effect on our financial position, results of operations or financial statement disclosures.
     Derivative Instruments and Hedging Activities — In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS No. 133 by requiring expanded disclosures about, but does not change the accounting for, derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures. We adopted the provisions of FAS 161 effective January 1, 2009. The adoption of FAS 161 had no effect on our financial position, results of operations or financial statement disclosures.
     Useful Life of Intangible Assets — In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. We adopted the provisions of FSP FAS 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 had no effect on our financial position or results of operations or financial statement disclosures.
     Participating Securities — In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009. All of our unvested restricted stock awards contain nonforfeitable rights to dividends on a basis equal to our other common stockholders. Accordingly, the adoption of FSP EITF 03-6-1 increased our weighted average shares outstanding at March 31, 2008 (for comparative purposes), although there was no effect on our earnings per share for that period.
     Defensive Intangible Assets — In November 2008 the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. We adopted the provisions of EITF 08-07 effective January 1, 2009. The adoption of EITF 08-07 had no effect on our financial position, results of operations or financial statement disclosures.

     Fair Value Accounting Standards — On April 9, 2009, the FASB adopted three new guidelines under the so-called mark-to-market accounting rule, addressing concerns over the application of fair value accounting standards given the current market conditions. All three pieces of guidance are effective for periods ending after June 15, 2009.
     The first, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, allows companies to value assets at what they would sell for in an “orderly” sale, as opposed to a forced or distressed sale. This includes certain hard-to-value troubled mortgages, corporate loans, and consumer loans. The new rule establishes a process, by which companies look at several factors and use their judgment to decide whether a formerly active market has become inactive. If found to be inactive, a company must then determine if broker quotes, observed prices, or a discounted cash flow analysis indicate distressed transactions. We do not expect the adoption of FSB FAS 157-4 will have any impact on our financial position, results of operations or financial statement disclosures.
     The second, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)”, changes the way companies are calculating OTTI for debt securities. Under FSP FAS 115-2 and FAS 124-2, recognition of OTTI is based on management’s assertion it does not have the intent to sell the debt instrument and it is more likely than not it will not have to sell the debt instrument before recovery of its cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. We do not expect the adoption of FSB FAS 115-2 and FAS 124-2 will have any impact on our financial position, results of operations or financial statement disclosures.
     The third, FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, increases the frequency of disclosures that provide qualitative and quantitative information about fair value estimates for financial instruments not currently measured on the balance sheet at fair value. The FSP now requires disclosures typically only reported in annual report to be included in the quarterly reports. The FSP does not require any new disclosures related to fair value estimates. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 will have any impact on our financial position, results of operations or financial statement disclosures.
     Employers’ Disclosures about Postretirement Benefit Plan Assets —In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for us as of December 31, 2009. We do not expect the adoption of this standard will have any impact on our financial position, results of operations or financial statement disclosures.
3. Earnings (Loss) per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options and warrants using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 376,000 common shares issuable upon the exercise of in-the-money stock options and warrants were excluded from the diluted weighted average number of shares outstanding for the three months ended March 31, 2009 because their effect was antidilutive.
     The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended
	March 31,
	2009	2008
Amounts attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$(1,136)	$1,952
Loss from discontinued operations	—	(77)

Net income (loss)	$(1,136)	$1,875

Basic weighted-average common shares outstanding in period	17,095	16,897
Add dilutive effects of stock options and warrants	—	622

Diluted weighted-average common shares outstanding in period	17,095	17,519

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$0.12
Loss from discontinued operations	—	(0.01)

Basic earnings (loss) per common share	$(0.07)	$0.11

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$0.11
Loss from discontinued operations	—	(0.00)

Diluted earnings (loss) per common share	$(0.07)	$0.11

4. Investment in Unconsolidated Affiliate
     Through WaterSecure, we currently own 40.45% of MM 1995-2, which we account for under the equity method. MM 1995-2 owns and operates five water processing and disposal facilities located in northeastern Colorado. The balance of our equity investment in MM 1995-2 includes approximately $804 and $822 of unamortized purchase premiums we paid on our acquired interests at March 31, 2009 and December 31, 2008, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
     The following table sets forth certain summarized financial information for MM 1995-2 at March

31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008:

	March 31,	December 31,
	2009	2008
Total current assets	$2,759	$4,645
Property, plant and equipment, net	9,318	8,067
Total other assets	14	17

Total assets	$12,091	$12,729

Total current liabilities	$1,272	$1,393
Long-term note payable	3,355	3,550
Total shareholders’ equity	7,464	7,786

Total liabilities and shareholders’ equity	$12,091	$12,729

	Three Months Ended
	March 31,
	2009	2008

Total revenues	$2,986	$4,889
Total costs and expenses	1,808	2,231

Net income	$1,178	$2,658

5. Debt
     Line of Credit — We have an existing credit agreement with Citibank, N.A., as the administrative agent, along with SunTrust Bank and BB&T, providing for a $50 million senior, first-priority secured revolving and term credit facility. The credit facility, as amended, is a $50,000 senior, first-priority secured revolving credit facility that is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.
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
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At March 31, 2009, we were in compliance with these financial covenants.
     Under the credit facility, our cumulative capital expenditures beginning in 2008 cannot exceed the sum of $5,000 plus $1,250 per quarter, on a cumulative basis, plus an allowance for our PowerSecure subsidiary recurring revenue projects generated after December 31, 2007. The credit facility contains other representations and warranties and affirmative and negative covenants, including restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations and transactions with affiliates.
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
     At March 31, 2009 and December 31, 2008, there were no balances outstanding under the credit facility and we had $50,000 available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
     Equipment Line — On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7,500 level to $10,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit expires on September 30, 2009 (subject to renewal, if requested by our PowerSecure subsidiary and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar. This line of credit from Caterpillar is a permitted indebtedness under our credit facility with Citibank. At March 31, 2009 and December 31, 2008, there were no balances borrowed or outstanding under the equipment line of credit with Caterpillar.
6. Capital Lease Obligations
     In December 2008, we entered into a sale and leaseback transaction with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust bank, resulting in the sale of distributed generation equipment placed in service at customer locations and a lease of the equipment from SunTrust. We received $5,912 from the sale of the equipment which we are repaying under the terms of the lease with monthly payments of $85 of principal and interest over a period of 84 months. At the expiration of the term of the lease, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.
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
     Capital lease obligations at March 31, 2009 and December 31, 2008 consist of our obligations under the equipment lease described above as well as $5 of other lease obligations.
7. Share-Based Compensation
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
     Stock Options — Net income (loss) for the three months ended March 31, 2009 and 2008 includes $89 and $212, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the three months ended March 31, 2009 and 2008 was $54 and $129, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
     A summary of option activity for the three months ended March 31, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2008	1,708	$5.21
Granted-Directors	—	—
Granted-Employees	—	—
Exercised	(30)	1.50
Canceled	—	—
Forfeited	—	—

Balance, March 31, 2009	1,678	$5.28	5.52	$(1.86)

Exercisable, March 31, 2009	1,306	$4.68	4.66	$(1.26)

     A summary of option activity for the three months ended March 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2007	1,728	$5.34
Granted-Directors	—	—
Granted-Employees	20	12.36
Exercised	(48)	1.79
Canceled	—	—
Forfeited	—	—

Balance, March 31, 2008	1,700	$5.52	5.82	$6.32

Exercisable, March 31, 2008	1,348	$4.12	5.25	$7.74

     There were no stock options granted to either employees or to directors during the three months ended March 31, 2009, and there were no stock options granted to directors during the three months ended March 31, 2008. The weighted average grant date fair value of the 20,000 options granted to employees during the three months ended March 31, 2008 was $6.66. The fair value was measured using the Black-Scholes valuation model with the following assumptions: expected stock price volatility of 60.3%; risk free interest rate of 3.16%; no dividends; and an expected future life of five years.
     We amortize the fair value of stock option grants over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of March 31, 2009 and December 31 2008, there was $1,164 and $1,453, respectively, of total unrecognized compensation costs related to all of our outstanding stock options. These costs at March 31, 2009 are expected to be recognized over a weighted average period of 1.49 years.
     During the three months ended March 31, 2009 and 2008, the total intrinsic value of stock options exercised was $66 and $492, respectively. Cash received from stock option exercises for the three months ended March 31, 2009 and 2008 was $45 and $86, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2009 and 2008 was $183 and $232, respectively.
     Restricted Stock Awards — Net income (loss) for the three months ended March 31, 2009 and 2008 includes $265 and $403, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three months ended March 31, 2009 and 2008 is included in general and administrative expenses in the accompanying consolidated statements of operations.
     There were no restricted stock awards issued during the three months ended March 31, 2009 and 2008. A summary of restricted stock award activity for the three months ended March 31, 2009 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2008	628	$12.06
Granted	—	—
Vested	(69)	12.11
Forfeited	—	—

Balance, March 31, 2009	559	$12.05

     A summary of restricted stock award activity for the three months ended March 31, 2008 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2007	641	$12.48
Granted	—	—
Vested	(60)	12.34
Forfeited	—	—

Balance, March 31, 2008	581	$12.49

     Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. The unvested restricted shares previously granted to officers are scheduled to vest as follows:
•	A total of 300,000 restricted shares will “cliff vest” in their entirety on August 15, 2012, provided the officer remains employed with us through that date.

•	A total of 22,500 restricted shares will “cliff vest” in their entirety on December 10, 2012, provided the officers remain employed with us through that date.

•	The remaining 193,500 restricted shares vest in three equal annual installments, commencing when our annual report on Form 10-K for the year ended December 31, 2009 is filed, but only upon the achievement of performance targets each year relating to our net income for fiscal years 2009 through 2012.

•	All restricted and unvested shares will automatically vest upon a change in control.
     The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At March 31, 2009, the balance of unrecognized compensation cost related to unvested restricted shares was $5,388, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 4 years.
8. Commitments and Contingencies
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
9. Income Taxes
     No current benefit for federal income taxes has been recorded for the three months ended March 31, 2009 due to our history of taxable losses, current valuation allowance and lack of seasonal patterns to support utilization of losses incurred during the period. The tax provision recorded at March 31, 2009 is our best estimate of our tax expense taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, and our valuation allowance.
10. Segment Information
     Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Energy and Smart Grid Solutions, and Energy Services. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Previously, we were also engaged in a third business segment, Automated Energy Data Collection and Telemetry conducted through our MGM subsidiary. That segment of our business has been discontinued and the results of its operations are excluded from our segment information below.
     Energy and Smart Grid Solutions — Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation®,

Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but shares a common customer base with our PowerSecure subsidiary products and services and which we intend to grow through shared resources and customer leads. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results; and
     Energy Services — Through our Southern Flow and WaterSecure subsidiaries we serve customers in the oil and natural gas production business with our measurement services and products, and water processing and disposal services. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing. WaterSecure, through its equity investment MM 1995-2, provides water processing and disposal for oil and natural gas producers.
     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on Income (loss) before income taxes. Intersegment sales are not significant. During the year ended December 31, 2008, we changed the composition of our reportable segments to include the management fees and equity income of our WaterSecure operations within our Energy Services segment. Previously, our WaterSecure operations were not included in our segment activity. The segment activity for the three months ended March 31, 2008 has been reclassified to conform to current year presentation.
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

	Three Months Ended March 31, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$15,215	$4,505	$—	$19,720
Cost of sales	10,441	3,405	—	13,846

Gross profit	4,774	1,100	—	5,874

Operating expenses:
General and administrative	4,393	514	1,113	6,020
Selling, marketing and service	826	5	—	831
Depreciation and amortization	461	80	1	542
Reasearch and development	20	—	—	20

Total operating expenses	5,700	599	1,114	7,413

Operating income (loss)	(926)	501	(1,114)	(1,539)
Other income and (expenses)
Management fees	—	105	—	105
Equity income	—	477	—	477
Interest and other income	3	—	50	53
Interest and finance charges	(107)	—	(67)	(174)

Income (loss) before income taxes	$(1,030)	$1,083	$(1,131)	$(1,078)

Total capital expenditures	$541	$113	$—	$654

Total investment in unconsolidated affiliate	$—	$3,957	$—	$3,957

Total assets	$69,340	$15,709	$19,627	$104,676

	Three Months Ended March 31, 2008
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$29,106	$4,469	$—	$33,575
Cost of sales	20,303	3,252	—	23,555

Gross profit	8,803	1,217	—	10,020

Operating expenses:
General and administrative	5,465	422	1,356	7,243
Selling, marketing and service	1,322	3	—	1,325
Depreciation and amortization	398	58	1	457
Reasearch and development	19	—	—	19

Total operating expenses	7,204	483	1,357	9,044

Operating income (loss)	1,599	734	(1,357)	976
Other income and (expenses)
Management fees	—	149	—	149
Equity income	—	964	—	964
Interest and other income	31	17	178	226
Interest and finance charges	(27)	—	(24)	(51)

Income (loss) before income taxes	$1,603	$1,864	$(1,203)	$2,264

Total capital expenditures	$7,449	$42	$—	$7,491

Total investment in unconsolidated affiliate	$—	$4,057	$—	$4,057

Total assets	$67,317	$16,806	$24,647	$108,770

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion and analysis of our consolidated results of operations for the three month period ended March 31, 2009, which we refer to as the first quarter 2009, and the three month period ended March 31, 2008, which we refer to as the first quarter 2008, and of our consolidated financial condition as of March 31, 2009 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
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
     Our Southern Flow subsidiary provides natural gas measurement services to customers involved the business of oil and natural gas production, transportation and processing, with a focus on the natural gas market. WaterSecure owns approximately 40% of the equity interests in MM 1995-2, our “WaterSecure operations”, an unconsolidated business. Our WaterSecure operations provide water processing and disposal services at its facilities in northeastern Colorado.
Recent Developments
     To complement our project-based Interactive Distributed Generation® sales model, we have focused on implementing our recurring revenue business model, which is our marketing and business strategy that is designed to generate long-term revenues by generating a growing base of revenues that recur on an annual basis from ongoing and long-term distributed generation projects. Since late 2007, this strategy has generated several new long-term recurring revenue contracts with utility partners and their customers under which we provide them with efficient standby power and access to reliable distributed generation assets during peak power periods for a number of years, typically five to fifteen years, and receive revenues in each of those years. As we create an increased number of recurring revenue projects, we expect to receive an increased and more stable base of future revenue, profit and cash flow. The development of these recurring revenue projects will require a substantial increase in our capital expenditures, utilizing cash flow from operations, if needed, debt and lease financing, and will also extend revenue and profit recognition over longer periods compared to our traditional project-based sales, where revenue and profit is recognized as the projects are completed. Accordingly, as these long-term recurring revenue projects become an increasing portion of our overall projects and business, we will have a need for more capital in the short-term to finance these recurring revenue projects with the anticipated goal of greater and more stable future revenues with higher gross margins. During the first quarter 2009, we incurred approximately $0.6 million in total capital expenditures, including $0.4 million invested in capital expenditures for PowerSecure-owned distributed generation systems to generate future recurring revenue and profit under recurring revenue contracts.
     Due to a decrease in revenues in our PowerSecure subsidiary, our consolidated revenues during the first quarter 2009 decreased by $13.9 million, representing a 41.3% decrease compared to our first quarter 2008 consolidated revenues. The decrease in revenues in the first quarter 2009 over the first quarter 2008 was attributable to a decline in revenues from Publix, our largest customer, along with the combination of the difficult economic environment, the uncertain regulatory environment, and the crisis in the capital markets which reduced capital spending by our customers. In anticipation of lower revenues in light of very difficult current economic conditions and the capital markets crisis, we initiated measures during the summer of 2008 as well as during the first quarter 2009 to control our costs, such as staff reductions and compensation measures such as cutbacks in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. As a result, our total operating expenses during the first quarter 2009 decreased by $1.6 million, or 18.0%, compared to our first quarter 2008 operating expenses. We expect these cost reduction measures to continue over the near-term in order to address the negative effects of the current economic recession on our business. Over the long-term, however, we expect to continue to invest in operational infrastructure and sales and new business development to drive and support our growth. As a result of decreased prices and volumes in the oil and gas markets, our first quarter 2009 management fees and equity income from the WaterSecure operations decreased by a combined $0.5 million compared to the first quarter 2008. Overall, our loss from continuing operations was $1.1 million during the first quarter 2009, as compared to income from continuing operations of $2.0 million during the first quarter 2008. Our net loss was $1.1 million during the first quarter 2009, as compared to net income of $1.9 million during the first quarter 2008, which included a loss from discontinued operations of $0.1 million.
     As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2008 or our quarter ended March 31, 2009, will be indicative of our future results, especially in light of the current significant downturn in the economy and crisis negatively affecting the credit and capital markets.
Backlog
     As of the date of this report, our total backlog of orders expected to be recognized after March 31, 2009 is $74 million. This is equal to the $87 million backlog which was expected to be completed after December 31, 2008 as of March 12, 2009 (the date we last reported our backlog). These backlog amounts include project-based revenues projected to be recognized as projects are completed, and recurring revenue contracts which are projected to be recognized over the life of the contract, as indicated in the table below:
Revenue backlog to be recognized after March 31, 2009

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue—Near term	$37 Million	2Q09-4Q09
Project-based Revenue—Long term	$17 Million	2010-2011
Recurring Revenue	$33 Million	2Q09 through 2015

Backlog to be recognized after March 31, 2009	$87 Million
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
     Energy Services
     Through our Southern Flow and WaterSecure subsidiaries we serve customers in the oil and natural gas production business with our measurement services and products, and water processing and disposal services. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing. WaterSecure, through its equity investment in MM 1995-2, provides water processing and disposal for oil and natural gas producers.
Results of Operations
     The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the first quarter 2009 compared to the first quarter 2008 excludes revenues, gross profit, and costs and expenses of discontinued operations.
     First Quarter 2009 Compared to First Quarter 2008
     Revenues
     Our segment revenues are generated entirely by sales and services provided by our PowerSecure subsidiary (Energy and Smart Grid Solutions segment) and our Southern Flow subsidiary (Energy Services segment). The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended March 31,		Difference
	2009	2008	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$15,215	$29,106	$(13,891)	-47.7%
Energy Services	4,505	4,469	36	0.8%

Total	$19,720	$33,575	$(13,855)	-41.3%

     Our consolidated revenues for the first quarter 2009 decreased $13.9 million, or 41.3%, compared to the first quarter 2008 due primarily to a decrease in our Energy and Smart Grid Solutions segment revenues, partially offset by a small increase in sales and service revenues of our Energy Services segment.
     Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation® projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation® sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues decreased by $13.9 million, or 47.7%, during the first quarter 2009 compared to the first quarter 2008. The decrease in those revenues in the first quarter 2009 over the first quarter 2008 was attributable to a decline in revenues from Publix, our largest customer, along with the combination of the difficult economic environment, the uncertain regulatory environment, and the crisis in the capital markets which reduced capital spending by our customers. The decline in revenues from Publix is due to the completion in 2008 of the majority of the Publix distributed generation systems awarded to us. The economic downturn and the liquidity crisis negatively affected the demand for our products and services and the ability of potential customers to finance the purchase of our products and services.
     The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended March 31,		Difference
	2009	2008	$	%

Revenues from Publix projects	$2,042	$13,866	$(11,824)	-85.3%
Revenues from all other customers	13,173	15,240	(2,067)	-13.6%

Total	$15,215	$29,106	$(13,891)	-47.7%

Publix as a percentage of total Energy and Smart Grid Solutions segment revenues	13.4%	47.6%
     The overall decrease in our Energy and Smart Grid Solutions segment revenues during the first quarter 2009 compared to the first quarter 2008 of $13.9 million was driven by a $11.8 million decrease in revenues from Publix together with a $2.1 million decrease in project-based revenues from customers other than Publix.
     The future level of our revenues will depend on the timing and degree of the recovery of the domestic economy, the health of the credit markets and the return to pre-recession customer spending for capital improvements and energy efficiency, as well as our ability to secure new significant purchase orders. The level and timing of our future revenues will also be affected by the amount and proportion of future recurring revenue projects, which sacrifices near-term revenue for long-term annual recurring revenues in the future.
     We expect that, in 2009 and beyond, revenues from Publix will continue to constitute a smaller portion of our total revenues than in recent years because we have completed the majority of the Publix distributed generation systems awarded to us, and our anticipated future projects from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount. At present, management expects future Energy and Smart Grid Solutions segment revenues will continue to be negatively impacted by current economic conditions including the lack of availability of credit which makes it difficult for certain of our customers to finance the purchase of our systems. In addition, some of our customers have indicated they are deferring capital expenditures until economic conditions show indications of improvement. As a result, management expects our Energy and Smart Grid Solutions segment revenues to remain depressed in 2009, and perhaps beyond, depending on how quickly economic conditions stabilize and customers resume pre-recession spending on capital improvements and energy efficiency.

     Our Energy Services segment sales and service revenue increased slightly, or less than 1.0%, during the first quarter 2009, as compared to the first quarter 2008, due to a small increase in field and service related revenues, partially offset by an even smaller decrease in equipment sales. The recent decline in market conditions in the oil and gas sector negatively affected our Energy Services segment sales and service revenue growth during the first quarter 2009, and we expect low oil and gas prices to continue to negatively affect our Energy Services segment in the foreseeable future. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.
     Gross Profit and Gross Profit Margins
     Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended March 31,		Difference
	2009	2008	$	%
Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$10,441	$20,303	$(9,862)	-48.6%
Energy Services	3,405	3,252	153	4.7%

Total	$13,846	$23,555	$(9,709)	-41.2%

Segment Gross Profit:
Energy and Smart Grid Solutions	$4,774	$8,803	$(4,029)	-45.8%
Energy Services	1,100	1,217	(117)	-9.6%

Total	$5,874	$10,020	$(4,146)	-41.4%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	31.4%	30.2%
Energy Services	24.4%	27.2%
Total	29.8%	29.8%
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 41.2% decrease in our consolidated cost of sales and services for the first quarter 2009, compared to the first quarter 2008, was attributable almost entirely to the costs avoided associated with the 41.3% decrease in sales.
     The 48.6% decrease in our Energy and Smart Grid Solutions segment cost of sales and services in the first quarter 2009 was driven by a 47.7% decrease in our Energy and Smart Grid Solutions segment sales and services revenue, together with factors leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit decreased $4.0 million, or 45.8%, in the first quarter 2009, compared to the first quarter 2008. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 1.2 percentage points in the first quarter 2009 over the first quarter 2008, to 31.4%. A total of $4.2 million of the gross profit decrease was driven by the decline in our Energy and Smart Grid Solutions segment’s revenue, partially offset by the positive effects of a $0.2 million reduction in costs taken in response to anticipated negative economic conditions affecting our sales. Specific cost reduction measures taken in

2009 include reductions in construction personnel and other operational spending reductions.
     The 4.7% increase in our Energy Services segment costs of sales and services in the first quarter 2009 is the result of the costs associated with the slight increase in its sales and service revenues together with factors that resulted in a decline in our Energy Services segment gross profit margin. Our Energy Services segment gross profit margin decreased to 24.4% for the first quarter 2009, compared to 27.2% during the first quarter 2008. The decline in our Energy Services segment gross profit margin was due to additional personnel and related costs in anticipation of implementing our Energy Services segment growth strategy, additional field service vehicle costs, and an increase in small tools and parts costs in the first quarter 2009 as compared to the first quarter 2008.
     Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	The absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term;

•	Our ability to improve our operating efficiency and benefit from economies of scale, including anticipated reductions in gross profit margins when sales are lower;

•	Our ability to manage our materials and labor costs;

•	The geographic density of our projects;

•	The mix of higher and lower margin products and services;

•	The selling price of our products and services;

•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful; and

•	Other factors described below under “—Fluctuations.”
     Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—Fluctuations” below. Accordingly, there is no assurance that our future gross profit margins will improve or even remain at recent levels in the future, and will likely decrease if revenues continue to decrease.
     Operating Expenses
     Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and research and development. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended March 31,		Difference
	2009	2008	$	%
Consolidated Operating Expenses:
General and administrative	$6,020	$7,243	$(1,223)	-16.9%
Selling, marketing and service	831	1,325	(494)	-37.3%
Depreciation and amortization	542	457	85	18.6%
Research and development	20	19	1	5.3%

Total	$7,413	$9,044	$(1,631)	-18.0%

     Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During 2008, we expanded our investment in personnel driven by our high levels of revenue, diversification investments in new businesses, and high levels of projects. In anticipation of the current economic recession and in anticipation of a decline in revenues during the early portion of 2009, we took measures during the summer of 2008, and again in the first quarter 2009 to control our costs and reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. We expect these cost reduction measures to continue over the near-term in order to address the negative effects of the current economic downturn on our business. Over the long-term, however, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.
     General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 16.9% decrease in our consolidated general and administrative expenses in the first quarter 2009, as compared to the first quarter 2008, was due to cost reductions in corporate expenses and staff reductions and other measures taken at our Energy and Smart Grid Solutions segment to control and reduce our costs. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

			Period-over-Period
	Quarter Ended March 31,		Difference
	2009	2008	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$3,281	$3,473	$(192)	-5.5%
Vehicle lease and rental	323	479	(156)	-32.6%
Insurance	266	199	67	33.7%
Rent-office and equipment	168	234	(66)	-28.2%
Professional fees and consulting	43	227	(184)	-81.1%
Travel	186	206	(20)	-9.7%
Other	126	647	(521)	-80.5%

Energy Services	514	421	93	22.1%

Unallocated Corporate Costs	1,113	1,357	(244)	-18.0%

Total	$6,020	$7,243	$(1,223)	-16.9%

     The decrease in our Energy and Smart Grid Solutions segment personnel costs during the first quarter 2009, as compared to the first quarter 2008, was due to staff reductions and other actions taken to reduce costs in anticipation of a decrease in revenues at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, professional and consulting fees, travel and other expenses decreased as a result of our specific cost reduction efforts. We expect our Energy and Smart Grid Solutions general and administrative expenses to reduce somewhat from our first quarter 2009 levels in the near-term as we continue to manage the effects of the current economic recession on our business. Over the long-term, we expect our expenses in these areas to increase at our Energy and Smart Grid Solutions segment as we return to investing and supporting long-term growth.
     Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Energy Services segment. The increase in our Energy Services segment general and administrative expense during the first quarter 2009, as compared to the first quarter 2008 was due to investments in additional personnel to support growth initiatives in the operations of our Southern Flow subsidiary. We expect general and administrative expenses at our Energy Services segment to stabilize or decline slightly from current levels over the near-term. Over the long-term, we expect recent growth initiatives implemented in our Southern Flow subsidiary will increase its revenue growth and expand its markets and business opportunities and will likely result in increased general and administrative expenses in the future.
     Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. Overall, these costs decreased during the first quarter 2009 as compared to the first quarter 2008 due to a decline in bonus expense and a reduction of stock compensation expense.
     Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 37.3% decrease in selling, marketing and service expenses in the first quarter 2009, as compared to the first quarter 2008, was due to reductions in sales compensation expense driven by the current period decline in revenues, advertising and promotion, travel, and a decrease in bad debt expense at our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

			Period-over-Period
	Quarter Ended March 31,		Difference
	2009	2008	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$456	$536	$(80)	-14.9%
Commission	219	507	(288)	-56.8%
Travel	129	169	(40)	-23.7%
Advertising and promotion	37	98	(61)	-62.2%
Bad debt expense (recovery)	(15)	12	(27)	-225.0%

Energy Services	5	3	2	66.7%

Total	$831	$1,325	$(494)	-37.3%

     In the future, we expect our near-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to stabilize at current levels in the near-term as we continue to manage our costs and have lower commission expense due to lower revenues as a result of the current economic recession, but increase in the long-term to reflect, drive, and support future growth.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 18.6% increase in depreciation and amortization expenses in the first quarter 2009, as compared to the first quarter 2008, primarily reflects an increase in depreciable assets acquired by our Energy and Smart Grid Solutions segment throughout 2008, including capital expenditures related to Interactive Distributed Generation® systems installed for sales under our recurring revenue model. Primarily as a result of the above, our Energy and Smart Grid Solutions segment depreciation and amortization expenses increased in the first quarter 2009 by $63, or 15.8%, compared to the first quarter 2008. Depreciation and amortization expense at our Energy Services segment also increased in the first quarter 2009 by $18,000, or 41.9%, compared to the first quarter 2008 due to capital investments late in 2008 to support growth initiatives.
     Research and Development Expenses. Research and development expenses include the cost of materials and payments to consultants related to product design and development at our Energy and Smart Grid Solutions segment. The slight increase in research and development expenses in the first quarter 2009, as compared to the first quarter 2008, reflects an increase in normal product design and prototype costs for certain technologies incurred in each of the respective quarters in 2009 and 2008.
     Other Income and Expenses
     Our other income and expenses include management fees and equity income earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

			Period-over-Period
	Quarter Ended March 31,		Difference
	2009	2008	$	%

Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest and other income	$3	$31	$(28)	-90.3%
Interest and finance charges	(107)	(27)	(80)	296.3%

Segment total	(104)	4	(108)

Energy Services:
Management fees	105	149	(44)	-29.5%
Equity income	477	964	(487)	-50.5%
Interest and other income	—	17	(17)	-100.0%

Segment total	582	1,130	(548)

Unallocated Corporate:
Interest and other income	50	178	(128)	-71.9%
Interest and finance charges	(67)	(24)	(43)	-179.2%
Income tax benefit (provision)	(24)	(312)	288	92.3%

Segment total	(41)	(158)	117

Total	$437	$976	$(539)

     Interest and Other Income. Interest and other income for each segment consists of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest and other income decreased $0.2 million during the first quarter 2009, as compared to the first quarter 2008. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the first quarter 2009 compared to the first quarter 2008. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
     Interest and Finance Charges. Interest and finance charges for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest and finance charges increased $0.1 million during the first quarter 2009, as compared to the first quarter 2008. The increase in our unallocated corporate interest and finance charges reflects the unused line fee and amortization of our finance charges incurred on our revolving line of credit. The increase in our Energy and Smart Grid Solutions segment interest and finance charges reflects interest and amortized finance charges on a $5.9 million capital lease obligation which we entered into in December 2008 to finance certain recurring revenue projects. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund anticipated future recurring revenue projects at our Energy and Smart Grid Solutions segment.
     Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Due to the continued economic downturn and the significant reduction in oil prices during early 2009 compared to 2008, the current market conditions in the oil and gas sector have substantially weakened in 2009 compared to 2008 and have negatively affected the revenues of the WaterSecure operations in 2009. As a direct result, our Energy Services segment management fees decreased in the first quarter 2009 by 29.5% compared to the first quarter

2008.
     Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations as well as changes in our ownership interest. During the first quarter 2009, our equity income decreased by $0.5 million, or 50.5%, over the first quarter 2008. The performance of the WaterSecure operations, and our related equity income, was negatively affected by unstable market conditions in the oil and gas sector generally, and in the region in which it operates during the first quarter 2009. Accordingly, notwithstanding a small increase in our ownership interest that was acquired in July 2008, our equity income decreased during the first quarter 2009, as compared to the first quarter 2008.
     Income Taxes. We account for income taxes in accordance with Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”), and Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Under the provisions of FAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in our financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. Our income tax benefit or provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. The decrease in our the first quarter 2009 income tax provision compared to our the first quarter 2008 income tax provision was due to our net loss in the first quarter 2009 compared to our net income in the first quarter 2008, and the resulting decreases in both our federal alternative minimum tax and state income tax.
Fluctuations
     Our revenues, expenses, margins, net income, cash flow and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the effects of general economic conditions, including the current significant downturn in the economy and financial crisis in the capital and credit markets, and the strong likelihood of continuing future economic and market challenges negatively impacting our business and our revenues and profit, including the negative impact these challenging market conditions will have on the timing of and amounts of orders from our customers, and on our access to capital to finance our business;

•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to continue to grow our business and generate increased revenues from customers other than Publix, our largest customer from 2006-2008, and our ability to replace the revenues from Publix with new revenue streams;

•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increased revenues from recurring revenue projects requires significant up-front capital expenditures and protracts revenue and profit recognition, while increasing gross margins over the long-term; as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to maintain current profits, cash flow, and covenants related to our debt facilities and successfully finance the recurring portion of our business model;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and finance capital required for recurring revenue projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our sales cycle and product and service delivery and construction process;

•	changes in the mix of products and services having differing margins;

•	changes in our operating expenses, including unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers and the potential effect on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and capital markets crisis on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.
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
     Our Energy Services segment operating results will vary as a result of fluctuations in energy prices. For example, in recent years, the high price of natural gas has led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income by Southern Flow. Recent declining prices of natural gas have led to a decline in production activity by Southern Flow’s customers, resulting in reduced revenue growth and lower net income by Southern Flow. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect our Energy Services segment’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season due to the effects on our customers and operations, and then potentially enhancing results after the season due to rebuilding and repair efforts which require our services. Results from our WaterSecure operations also fluctuate significantly with changes in oil and natural gas prices and oil and natural gas production in Colorado.
     Due to all of these factors and the other risks discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.
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
     Working Capital
     At March 31, 2009, we had working capital of $41.3 million, including $23.0 million in cash and cash equivalents, compared to working capital of $42.6 million at December 31, 2008, which included $24.3 million in cash and cash equivalents. Changes in the components of our working capital from December 31, 2008 to March 31, 2009 and from December 31, 2007 to March 31, 2008 are explained in greater detail below. At both March 31, 2009 and December 31, 2008, we had $50.0 million of additional borrowing capacity from our undrawn credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as discussed below.
     Cash Flows
     The following table summarizes our cash flows for the periods indicated:

	Quarter Ended March 31,
	2009	2008

Net cash flows used in operating activities	$(499)	$(2,378)
Net cash flows used in investing activities	(648)	(7,490)
Net cash provided by (used in) financing activities	(216)	2,670

Net decrease in cash and cash equivalents	$(1,363)	$(7,198)

     Cash Used in Operating Activities
     Cash used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, noncontrolling interest, and equity income. Cash used in operating activities also include cash distributions from our unconsolidated affiliate and the effect of changes in working capital and other activities.
     Cash used in operating activities of $0.5 million for the first quarter 2009 included the effects of the following:
•	our net loss of $1.1 million;

•	non-cash charges of $0.5 million in depreciation and amortization;

•	stock-based compensation expense of $0.4 million;

•	cash distributions from our WaterSecure operations of $0.6 million partially offset by non-cash equity income from those operations of $0.5 million;

•	a decrease of $4.9 million in accounts receivable;

•	an increase of $0.8 million in inventories;

•	a decrease of $0.6 million in other current assets and liabilities

•	a decrease of $2.0 million of accounts payable;

•	a decrease of $2.6 million of accrued expenses; and

•	cash payments of $0.5 million on our restructuring obligations.
     Cash used in operating activities of $2.4 million in the first quarter 2008 included the effects of the following:
•	our net income of $1.9 million;

•	non-cash charges of $0.5 million in depreciation and amortization;

•	stock-based compensations expense of $0.6 million;

•	non-cash equity income from our WaterSecure operations of $1.0 million partially offset by cash distributions from those operations of $0.5 million

•	a decrease of $1.5 million in accounts receivable;

•	a decrease of $2.4 million in inventories;

•	an increase of $1.9 million of other current assets and liabilities;

•	a net $1.6 million decrease in assets and liabilities of discontinued operations;

•	an increase of $0.2 million of accounts payable;

•	a decrease of $8.4 million of accrued expenses; and

•	cash payments of $0.6 million on our restructuring obligations.
     Cash Used in Investing Activities

     Cash used in investing activities was $0.6 million and $7.5 million for the first quarter 2009 and first quarter 2008, respectively. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of additional equity interests in the WaterSecure operations. During the first quarter 2009, we used $0.4 million to purchase and install equipment at our recurring revenue distributed generation sites and $0.2 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operation assets. During the first quarter 2008, we used $3.3 million to acquire the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary, $3.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and $0.7 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets.
     Cash Provided by (Used in) Financing Activities
     Cash used in financing activities was $0.2 million in the first quarter 2009 and cash provided by financing activities was $2.7 million in the first quarter 2008. During the first quarter 2009, we used $0.2 million to repay our capital lease obligations. During the first quarter 2008, we received $2.6 million proceeds from a term loan used to finance the acquisition of the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary which was repaid later during 2008 and $0.1 million proceeds from the exercise of stock options.
     Capital Spending
     Our capital expenditures during the first quarter 2009 were approximately $0.6 million, of which we used $0.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and $0.2 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries.
     We anticipate making capital expenditures of approximately $20.0 million in 2009, although economic and financial conditions could cause us to increase or decrease those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Energy and Smart Grid Solutions segment.
     Indebtedness
     Line of Credit. We have an existing credit agreement with Citibank, N.A., as the administrative agent, along with SunTrust Bank and BB&T, providing for a $50 million senior, first-priority secured revolving and term credit facility. The credit facility, as amended, is a $50,000 senior, first-priority secured revolving credit facility that is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.
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
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At March 31, 2009, we were in compliance with these financial covenants.
     Under the credit facility, our cumulative capital expenditures beginning in 2008 cannot exceed the sum of $5,000 plus $1,250 per quarter, on a cumulative basis, plus an allowance for our PowerSecure subsidiary recurring revenue projects generated after December 31, 2007. The credit facility contains other representations and warranties and affirmative and negative covenants, including restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations and transactions with affiliates.
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
     At March 31, 2009, there were no balances outstanding under the credit facility and we had $50,000 available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
     Equipment Line. On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7,500 level to $10,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit expires on September 30, 2009 (subject to renewal, if requested by our PowerSecure subsidiary and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar. This line of credit from Caterpillar is a permitted indebtedness under our credit facility with Citibank. At March 31, 2009, there were no balances borrowed or outstanding under the equipment line of credit with Caterpillar.
     Capital Lease Obligations. In December 2008, we entered into a sale and leaseback transaction with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust bank, resulting in the sale of distributed generation equipment placed in service at customer locations and a lease of the equipment from SunTrust. We received $5,912 from the sale of the equipment which we are repaying under the terms of the lease with monthly payments of $85 of principal and interest over a period of 84 months. At the expiration of the term of the lease, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.
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
     Our capital lease obligations at March 31, 2009 and December 31, 2008 as $5.7 million and $5.9 million, respectively, and consist of our obligations under the equipment lease described above as well as $5 of other lease obligations.
     Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our Energy and Smart Grid Solutions segment. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14.1 million pre-tax, $8.6 million after tax, or $0.88 per basic and diluted share. These charges included severance of $7.7 million for our former Chief Executive Officer, $5.2 million for our former Chief Financial Officer, $0.2 million for other individuals, as well as $1.0 million of third-party professional fees and other expenses directly related to implementing the organizational changes. We paid $4.0 million and $8.4 million on our restructuring obligations during 2008 and 2007, respectively. The balance of our payment obligations relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer and our former Chief Financial Officer, will be paid in installments of $0.8 million during the balance of 2009 and $0.4 million in 2010.
     Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and we also incurred significant restructuring obligations in 2007. Also, as discussed in Note 2 to our Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. Also, in accordance with the provisions of FIN 48, at March 31, 2009, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of March 31, 2009, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2009	1 - 3 Years	4 - 5 Years	5 Years

Contractual Obligations
Credit facility (1)	$—	$—	$—	$—	$—
Restructuring obligations	1,205	850	355	—	—
Capital lease obligations (2)	6,859	762	2,034	2,032	2,031
Operating leases	3,108	741	1,281	974	112
Deferred compensation (3)	2,661	—	—	—	2,661
Liabilities of discontinued operations	27	27	—	—	—
Series B preferred stock	104	104	—	—	—

Total	$13,964	$2,484	$3,670	$3,006	$4,804

(1)	Total repayments are based upon borrowings outstanding as of March 31, 2009, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
     Off-Balance Sheet Arrangements
     During the first quarter 2009, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
     Liquidity
     Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below in this item and Part II, “Item 1A. Risk Factors” below. Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current economic and financial crisis, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have not control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
     We also continually evaluate opportunities to expand our current business, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the parent level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. However, our ability to obtain additional capital or replace or improve our credit facilities when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lending group. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot provide any assurance that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to those parties who must consent to the financing. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.
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
     These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recent Accounting Pronouncements
     Noncontrolling Interest — In late 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We adopted the provisions of FAS 160 on a prospective basis beginning January 1, 2009. Accordingly, the noncontrolling shareholder’s interest in the equity of EfficientLights at March 31, 2009 is included as a component of stockholders’ equity in our consolidated balance sheet at March 31, 2009. The noncontrolling shareholder’s interest in the income (losses) of EfficientLights is included in our consolidated statements of operations in determining net income (loss) and earnings per share attributable to PowerSecure common stockholders. At December 31, 2008, the accumulated losses of the noncontrolling shareholder’s interest in EfficientLights exceeded his basis. Under ARB No. 51, the noncontrolling shareholder’s interest in the current period income of EfficientLights would have been offset against the accumulated unrecognized noncontrolling shareholder losses. Accordingly, the effect of adopting the provisions of FAS 160 on our statement of operations for the three months ended March 31, 2009 was to increase the net loss attributable to PowerSecure shareholders by $34,000 for the effects of the unrecovered losses attributable to the noncontrolling shareholder that were accumulated prior to December 31, 2008.
     Accounting for Business Combinations— In late 2007, the FASB issued FAS No. 141(R), “Business Combinations-a replacement of FASB Statement No. 141” (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted the provisions of FAS 141(R) effective January 1, 2009. The adoption of FAS 141(R) had no effect on our financial position, results of operations or financial statement disclosures.
     Derivative Instruments and Hedging Activities — In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends FAS No. 133 by requiring expanded disclosures about, but does not change the accounting for, derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures. We adopted the provisions of FAS 161 effective January 1, 2009. The adoption of FAS 161 had no effect on our financial position, results of operations or financial statement disclosures.
     Useful Life of Intangible Assets — In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. We adopted the provisions of FSP FAS 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 had no effect on our financial position, results of operations or financial statement disclosures.
     Participating Securities — In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009. All of our unvested restricted stock awards contain nonforfeitable rights to dividends on a basis equal to our other common stockholders. Accordingly, the adoption of FSP EITF 03-6-1 increased our weighted average shares outstanding at March 31, 2008 (for comparative purposes), although there was no effect on our earnings per share.
     Defensive Intangible Assets — In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS

157. We adopted the provisions of EITF 08-07 effective January 1, 2009. The adoption of EITF 08-07 had no effect on our financial position, results of operations or financial statement disclosures.
     Fair Value Accounting Standards — On April 9, 2009, the FASB adopted three new guidelines under the so-called mark-to-market accounting rule, addressing concerns over the application of fair value accounting standards given the current market conditions. All three pieces of guidance are effective for periods ending after June 15, 2009.
     The first, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, allows companies to value assets at what they would sell for in an “orderly” sale, as opposed to a forced or distressed sale. This includes certain hard-to-value troubled mortgages, corporate loans, and consumer loans. The new rule establishes a process, by which companies look at several factors and use their judgment to decide whether a formerly active market has become inactive. If found to be inactive, a company must then determine if broker quotes, observed prices, or a discounted cash flow analysis indicate distressed transactions. We do not expect the adoption of FSB FAS 157-4 will have any impact on our financial position, results of operations or financial statement disclosures.
     The second, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)”, changes the way companies are calculating OTTI for debt securities. Under FSP FAS 115-2 and FAS 124-2, recognition of OTTI is based on management’s assertion it does not have the intent to sell the debt instrument and it is more likely than not it will not have to sell the debt instrument before recovery of its cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. We do not expect the adoption of FSB FAS 115-2 and FAS 124-2 will have any impact on our financial position, results of operations or financial statement disclosures.
     The third, FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, increases the frequency of disclosures that provide qualitative and quantitative information about fair value estimates for financial instruments not currently measured on the balance sheet at fair value. The FSP now requires disclosures typically only reported in annual report to be included in the quarterly reports. The FSP does not require any new disclosures related to fair value estimates. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 will have any impact on our financial position, results of operations or financial statement disclosures.
     Employers’ Disclosures about Postretirement Benefit Plan Assets —In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for us as of December 31, 2009. We do not expect the adoption of this standard will have any impact on our financial position, results of operations or financial statement disclosures.

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
     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on our forward-looking statements, any or all of which could turn out to be wrong. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and factors discussed elsewhere in this Report, in documents that we include as exhibits to or incorporate by reference in this Report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission.
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
     At March 31, 2009, our cash and cash equivalent balance was approximately $23.0 million and our credit facility had a zero balance. Our cash equivalents are invested in either bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 1A. Risk Factors
     Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which have not materially changed as of the date of this report.
Item 5. Other Information
     None.
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

POWERSECURE INTERNATIONAL, INC.
Date: May 7, 2009	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary