Form 10-Q/A
period 2009-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2009-05-08
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 7, 2009, and is being filed solely to amend Item 2 of Part I, in order to correct a typographical error relating to a backlog number appearing under the heading “Backlog.” This Amendment contains the complete text of the original report with the corrected information appearing in Item 2 of Part I.
     The corrected section reads as follows:
Backlog
     As of the date of this report, our total backlog of orders expected to be recognized after March 31, 2009 is $87 million. This is equal to the $87 million backlog which was expected to be completed after December 31, 2008 as of March 12, 2009 (the date we last reported our backlog). These backlog amounts include project-based revenues projected to be recognized as projects are completed, and recurring revenue contracts which are projected to be recognized over the life of the contract, as indicated in the table below:
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

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q/A
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
Backlog
     As of the date of this report, our total backlog of orders expected to be recognized after March 31, 2009 is $87 million. This is equal to the $87 million backlog which was expected to be completed after December 31, 2008 as of March 12, 2009 (the date we last reported our backlog). These backlog amounts include project-based revenues projected to be recognized as projects are completed, and recurring revenue contracts which are projected to be recognized over the life of the contract, as indicated in the table below:
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

Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
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

POWERSECURE INTERNATIONAL, INC.
Date: May 8, 2009	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary