Form 10-Q
period 2009-06-30
POWERSECURE INTERNATIONAL, INC.
filed 2009-08-06
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
     As of August 1, 2009, 17,217,531 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$18,861	$24,316
Trade receivables, net of allowance for doubtful accounts of $264 and $276, respectively	26,593	25,215
Inventories	23,064	19,713
Deferred income taxes	2,919	2,919
Prepaid expenses and other current assets	1,309	1,680

Total current assets	72,746	73,843

Property, plant and equipment:
Equipment	22,212	20,297
Furniture and fixtures	658	650
Land, building and improvements	4,711	4,674

Total property, plant and equipment, at cost	27,581	25,621
Less accumulated depreciation and amortization	4,435	3,739

Property, plant and equipment, net	23,146	21,882

Other assets:
Goodwill	7,256	7,256
Restricted annuity contract	2,176	2,133
Intangible rights and capitalized software costs, net of accumulated amortization of $1,695 and $1,453, respectively	1,122	1,276
Investment in unconsolidated affiliate	3,854	4,106
Other assets	325	338

Total other assets	14,733	15,109

Total Assets	$110,625	$110,834

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,309	$5,817
Accrued and other liabilities	21,652	23,147
Restructuring charges payable	890	1,349
Current income taxes payable	—	181
Current unrecognized tax benefit	79	79
Capital lease obligations	736	716

Total current liabilities	30,666	31,289

Long-term liabilites:
Capital lease obligations	4,828	5,201
Unrecognized tax benefit	790	790
Deferred compensation	554	388
Restructuring charges	—	355

Total long-term liabilities	6,172	6,734

Commitments and contingencies (Note 9)

Stockholders’ Equity :
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 17,217,531 and 17,071,889 shares issued and outstanding, respectively	172	171
Additional paid-in-capital	109,444	108,384
Accumulated deficit	(36,194)	(35,744)

Total PowerSecure International stockholders’ equity	73,422	72,811
Noncontrolling interest	365	—

Total stockholders’ equity	73,787	72,811

Total Liabilities and Stockholders’ Equity	$110,625	$110,834

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$25,135	$41,952	$44,855	$75,527
Cost of sales	16,880	28,152	30,726	51,707

Gross profit	8,255	13,800	14,129	23,820

Operating expenses:
General and administrative	6,006	7,553	12,026	14,796
Selling, marketing and service	969	1,889	1,800	3,214
Depreciation and amortization	563	527	1,105	984
Research and development	66	45	86	64

Total operating expenses	7,604	10,014	15,017	19,058

Operating income (loss)	651	3,786	(888)	4,762

Other income and (expenses):
Management fees	98	164	203	313
Interest and other income	38	119	91	345
Interest and finance charges	(145)	(52)	(319)	(103)
Equity income	401	1,227	878	2,191

Income (loss) before income taxes	1,043	5,244	(35)	7,508
Income tax provision	(26)	(304)	(50)	(616)

Income (loss) from continuing operations	1,017	4,940	(85)	6,892

Discontinued operations
Loss on disposal	—	—	—	(42)
Loss from operations, including tax benefit	—	—	—	(35)

Loss on discontinued operations	—	—	—	(77)

Net income (loss)	1,017	4,940	(85)	6,815

Less: Net income attributable to noncontrolling interest	(331)	—	(365)	—

Net income (loss) attributable to PowerSecure International	$686	$4,940	$(450)	$6,815

Basic earnings (loss) per share attributable to PowerSecure International common stockholders:
Income (loss) from continuing operations	$0.04	$0.29	$(0.03)	$0.41
Loss from discontinued operations	.00	.00	.00	(0.01)

Net income (loss) attributable to PowerSecure International common stockholders:	$0.04	$0.29	$(0.03)	$0.40

Diluted earnings (loss) per share attributable to PowerSecure International common stockholders:
Income (loss) from continuing operations	$0.04	$0.28	$(0.03)	$0.40
Loss from discontinued operations	.00	.00	.00	(0.01)

Net income (loss) attributable to PowerSecure International common stockholders:	$0.04	$0.28	$(0.03)	$0.39

Amounts attributable to PowerSecure International common stockholders:
Income (loss) from continuing operations, net of tax	$686	$4,940	$(450)	$6,892
Discontinued operations, net of tax	—	—	—	(77)

Net income (loss)	$686	$4,940	$(450)	$6,815

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(450)	$6,815
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,105	985
Noncontrolling interest	365	—
Deferred income taxes	—	65
Loss on disposal of miscellaneous assets	30	149
Equity in income of unconsolidated affiliate	(878)	(2,191)
Distributions from unconsolidated affiliate	1,093	544
Stock compensation expense	787	1,215
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	(1,378)	(3,586)
Inventories	(3,024)	499
Other current assets and liabilities	189	84
Assets of discontinued operations held for sale	—	2,400
Other noncurrent assets	14	62
Accounts payable	1,492	1,606
Restructuring charges	(814)	(3,124)
Accrued and other liabilities	(1,494)	(10,883)
Liabilities of discontinued operations held for sale	—	(755)
Deferred compensation obligation	166	166
Restricted annuity contract	(43)	(70)

Net cash used in operating activities	(2,840)	(6,019)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,612)	(15,053)
Additions to intangible rights and software development	(134)	(110)
Acquisition	(800)	—
Proceeds from sale of property, plant and equipment	10	1

Net cash used in investing activities	(2,536)	(15,162)

Cash flows from financing activities:
Proceeds from term loan	—	2,584
Proceeds from stock option and warrant exercises, net of shares tendered	274	212
Principal payments on long-term notes payable	—	(65)
Borrowings (payments) on line of credit	—	—
Payments on capital lease obligations	(353)	—

Net cash provided by (used in) financing activities	(79)	2,731

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,455)	(18,450)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,316	28,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,861	$10,260

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008 and
For the Three and Six Month Periods Ended June 30, 2009 and 2008
(in thousands, except per share data)
1. Description of Business and Basis of Presentation
Description of Business
     PowerSecure International, Inc., based in Wake Forest, North Carolina, was incorporated on April 5, 1991. We are a leading provider of Energy and Smart Grid Solutions to electric utilities, and their commercial, institutional, and industrial customers. Our Energy and Smart Grid Solutions segment provides products and services in the areas of Interactive Distributed Generation® (IDG®), Utility Infrastructure, and Energy Efficiency, and our Energy Services segment provides services to the oil and natural gas industry through our Southern Flow and WaterSecure business units.
     Through our PowerSecure, Inc. subsidiary we operate our Energy and Smart Grid Solutions segment and focus on three of these areas: Interactive Distributed Generation®, Utility Infrastructure, and Energy Efficiency. Our core Interactive Distributed Generation® business involves installing sophisticated electric generation equipment directly at the location where power is utilized. This equipment provides a dependable backup power supply during power outages, while at the same time providing a more efficient and environmentally friendly means of delivering power during high cost periods of peak power demand. Our intelligent Interactive Distributed Generation® systems contain sophisticated electronic controls, which enables our systems to be monitored “24x7” by our Smart Grid Monitoring Center, safeguarding our customers from power outages and their related costs. Through this monitoring center, we utilize our proprietary smart grid capabilities to forecast utilities’ peak demand periods, and electronically deploy our systems to deliver more efficient and environmentally friendly power during these periods of peak demand. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.
     Our Utility Infrastructure business is dedicated to helping utilities design and build infrastructure to enhance the efficiency and effectiveness of our nation’s electric grid, including transmission and distribution system upgrades, installation of advanced metering and efficient lighting, and emergency storm restoration. Additionally, we provide utilities with a wide range of engineering and design services, and consulting services for regulatory and rate design matters. Our Energy Efficiency business is focused on providing lighting solutions for commercial, industrial, and institutional customers, including our state-of-the-art green EfficientLights LED lighting technology for refrigerated cases in grocery and retail drug stores.
     Our Energy Services segment includes our Southern Flow Companies, Inc. and WaterSecure Holdings, Inc. subsidiaries, and the focus of this segment is on business opportunities in the energy services field.

     Our Southern Flow subsidiary provides natural gas measurement services to customers involved in the business of oil and natural gas production, transportation and processing, with a focus on the natural gas market. WaterSecure Holdings, Inc., which we also refer to as “WaterSecure”, owns approximately 40% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations business operates water processing and disposal facilities in northeastern Colorado.
     See Note 11 for more information concerning our reportable segments.
Basis of Presentation
     Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (“our PowerSecure subsidiary”) (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc. EfficientLights, LLC and Reid’s Trailer, Inc. dba PowerFab), Southern Flow Companies, Inc. (“Southern Flow”), and WaterSecure Holdings, Inc. (“WaterSecure”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”.
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of June 30, 2009 and the consolidated results of our operations and cash flows for the three and six month periods ended June 30, 2009 and June 30, 2008.
     Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in unconsolidated affiliate.
     Noncontrolling Interest in EfficientLights — Our PowerSecure subsidiary has a 66% controlling ownership interest in EfficientLights which is consolidated in our financial statements. The 33% noncontrolling ownership interest in the income of EfficientLights is included as a reduction to net income (loss) to derive income (loss) attributable to PowerSecure International shareholders in our consolidated statement of operations. The 33% noncontrolling ownership interest in the equity of EfficientLights is shown as a separate component of stockholders’ equity in our consolidated balance sheet.
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
     We recognize equipment and product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product.
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
     Share-Based Compensation — We measure compensation cost for all stock-based awards at the fair value on date of grant and recognize the associated compensation cost over the service period for awards expected to vest. The fair value of restricted stock awards is based on the number of shares granted and the quoted price of our common stock on the date of the grant, and the fair value of stock options is based on the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.
     Pre-tax share-based compensation expense for our stock options and restricted stock awards during the three months ended June 30, 2009 and 2008 was $433 and $601, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards during the six months ended June 30, 2009 and 2008 was $787 and $1,215, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.
     Income Taxes — We recognize deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. We account for uncertainty in income taxes utilizing minimum recognition thresholds for tax positions taken or expected to be taken in a tax return that must be met before being recognized in the financial statements. We recognize interest and penalties related to our tax contingencies as income tax expense.
Recent Accounting Pronouncements
     Noncontrolling Interest — In late 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We adopted the provisions of FAS 160 on a prospective basis beginning January 1, 2009. Accordingly, the 33% noncontrolling shareholder’s ownership interest in the equity of EfficientLights is included as a separate component of stockholders’ equity in our consolidated balance sheet at June 30, 2009. The 33% noncontrolling shareholder’s ownership interest in the income of EfficientLights is included in our consolidated statements of operations in determining net income (loss) and earnings per share attributable to PowerSecure International common stockholders. At December 31, 2008, the accumulated losses of the noncontrolling shareholder’s interest in EfficientLights exceeded his basis. Under ARB No. 51, the noncontrolling shareholder’s interest in the current period income of EfficientLights would have been offset against the accumulated unrecognized noncontrolling shareholder losses. Accordingly, the effect of adopting the provisions of FAS 160 on our statement of operations for the three and six months ended June 30, 2009 was to increase the net loss attributable to PowerSecure International shareholders by $331 and $365, respectively, for the effects of the unrecovered losses attributable to the noncontrolling shareholder that were accumulated prior to December 31, 2008.

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
     Participating Securities — In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009. All of our unvested restricted stock awards contain nonforfeitable rights to dividends on a basis equal to our other common stockholders. Accordingly, the adoption of FSP EITF 03-6-1 increased our weighted average shares outstanding at June 30, 2008 (for comparative purposes), and reduced our previously reported basic and diluted earnings per share by $0.01 for each of the three and six month periods ended June 30, 2008.
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

     Fair Value Accounting Standards — On April 9, 2009, the FASB adopted three new guidelines under the so-called mark-to-market accounting rule, addressing concerns over the application of fair value accounting standards given the current market conditions. We adopted all three guidance standards effective June 30, 2009.
     The first, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, allows companies to value assets at what they would sell for in an “orderly” sale, as opposed to a forced or distressed sale. This includes certain hard-to-value troubled mortgages, corporate loans, and consumer loans. The new rule establishes a process, by which companies look at several factors and use their judgment to decide whether a formerly active market has become inactive. If found to be inactive, a company must then determine if broker quotes, observed prices, or a discounted cash flow analysis indicate distressed transactions. The adoption of FSB FAS 157-4 had no effect on our financial position, results of operations or financial statement disclosures.
     The second, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)”, changes the way companies are calculating OTTI for debt securities. Under FSP FAS 115-2 and FAS 124-2, recognition of OTTI is based on management’s assertion it does not have the intent to sell the debt instrument and it is more likely than not it will not have to sell the debt instrument before recovery of its cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. The adoption of FSB FAS 115-2 and FAS 124-2 had no effect on our financial position, results of operations or financial statement disclosures.
     The third, FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, increases the frequency of disclosures that provide qualitative and quantitative information about fair value estimates for financial instruments not currently measured on the balance sheet at fair value. The FSP now requires disclosures typically only reported in annual report to be included in the quarterly reports. The FSP does not require any new disclosures related to fair value estimates. The adoption of FSP FAS 107-1 and APB 28-1 had no effect on our financial position, results of operations or financial statement disclosures.
     Employers’ Disclosures about Postretirement Benefit Plan Assets —In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of FAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for us as of December 31, 2009. We do not expect the adoption of this standard will have any impact on our financial position, results of operations or financial statement disclosures.
     Subsequent Events Disclosure—In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”), which requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. We adopted the provisions of FAS 165 effective June 30, 2009. In accordance with the provisions of FAS 165, we have evaluated events subsequent to June 30, 2009 through August 6, 2009, the date these financial statements were issued.

     Accounting for Transfers of Financial Assets—In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt FAS 166 on January 1, 2010. We do not expect the adoption of FAS 166 will have any impact on our financial position, results of operations or financial statement disclosures.
     Variable Interest Entities—In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. Under FAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We will adopt FAS 167 on January 1, 2010. We do not expect the adoption of FAS 167 will have any impact on our financial position, results of operations or financial statement disclosures.
     Codification and Hierarchy of Accounting Standards—In June 2009 the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. FAS 168 is effective in the first interim and annual periods ending after September 15, 2009. FAS 168 will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.
3. Earnings (Loss) per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options and warrants using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 455,000 common shares issuable upon the exercise of in-the-money stock options were excluded from the diluted weighted average number of shares outstanding for the three months ended June 30, 2009 because the net effects of in-the-money stock options, unrecognized stock compensation costs, and tax benefits on nonqualified stock options and time vesting restricted stock awards was antidilutive. A total of 416,000 common shares issuable upon the exercise of in-the-money stock options were excluded from the diluted weighted average number of shares outstanding for the six months ended June 30, 2009 because their effect was antidilutive to our net loss.

     The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Amounts attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$686	$4,940	$(450)	$6,892
Loss from discontinued operations	—	—	—	(77)

Net income (loss)	$686	$4,940	$(450)	$6,815

Basic weighted-average common shares outstanding in period	17,159	16,927	17,127	16,912
Add dilutive effects of stock options and warrants	—	416	—	516

Diluted weighted-average common shares outstanding in period	17,159	17,343	17,127	17,428

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.29	$(0.03)	$0.41
Loss from discontinued operations	—	—	—	$(0.01)

Basic earnings (loss) per common share	$0.04	$0.29	$(0.03)	$0.40

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.28	$(0.03)	$0.40
Loss from discontinued operations	—	—	—	$(0.01)

Diluted earnings (loss) per common share	$0.04	$0.28	$(0.03)	$0.39

4. New Business Unit
     On May 8 2009, our PowerSecure subsidiary established a new business unit, PowerPackages, LLC, to provide our utility partners an efficient, dependable continuous power source for their customers. The new business unit broadens our PowerSecure subsidiary’s interactive distributed generation system capabilities by utilizing medium speed engine technology as the system’s power source. To facilitate the new business unit, our PowerSecure subsidiary purchased certain inventory and equipment of Design Power International, Inc. The fair value of the assets acquired was $800, which also represents the purchase price of the assets. The following provides additional information regarding the fair value of the assets acquired:

Inventory	$408
Equipment	392

Total assets	$800

The operations of PowerPackages, LLC have been included within our Energy and Smart Grid Solutions operating segment from the date of acquisition. Pro forma results of operations for the periods ended June 30, 2009 and 2008 have not been included herein as the effects of the acquisition were not material to our results of operations.

5. Investment in Unconsolidated Affiliate
     Through WaterSecure, we currently own 40.45% of MM 1995-2, which we account for under the equity method. MM 1995-2 owns and operates five water processing and disposal facilities located in northeastern Colorado. The balance of our equity investment in MM 1995-2 includes approximately $785 and $822 of unamortized purchase premiums we paid on our acquired interests at June 30, 2009 and December 31, 2008, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
     The following table sets forth certain summarized financial information for MM 1995-2 at June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008:

	June 30,	December 31,
	2009	2008
Total current assets	$2,650	$4,645
Property, plant and equipment, net	9,234	8,067
Total other assets	11	17

Total assets	$11,895	$12,729

Total current liabilities	$1,482	$1,393
Long-term note payable	3,157	3,550
Total shareholders’ equity	7,256	7,786

Total liabilities and shareholders’ equity	$11,895	$12,729

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total revenues	$2,687	$5,478	$5,674	$10,367
Total costs and expenses	1,696	2,095	3,504	4,326

Net income	$991	$3,383	$2,170	$6,041

6. Debt
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
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At June 30, 2009, we were in compliance with these financial covenants.
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
     At June 30, 2009 and December 31, 2008, there were no balances outstanding under the credit facility and we had $50,000 available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
     Equipment Line — On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7,500 level to $10,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit expires on September 30, 2009 (subject to renewal, if requested by our PowerSecure subsidiary and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar. This line of credit from Caterpillar is a permitted indebtedness under our credit facility with Citibank. At June 30, 2009 and December 31, 2008, there were no balances borrowed or outstanding under the equipment line of credit with Caterpillar.
7. Capital Lease Obligations
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
     Capital lease obligations at June 30, 2009 and December 31, 2008 consist of our obligations under the equipment lease described above as well as $5 of other lease obligations.
8. Share-Based Compensation
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

     Stock Options — Net income for the three months ended June 30, 2009 and 2008 includes $168 and $198, respectively, of pre-tax compensation costs related to outstanding stock options. Net income (loss) for the six months ended June 30, 2009 and 2008 includes $257 and $409, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the six months ended June 30, 2009 and 2008 was $157 and $250, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
     A summary of option activity for the six months ended June 30, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2008	1,708	$5.21
Granted	20	4.57
Exercised	(33)	1.62
Expired	(6)	6.88
Forfeited	(49)	11.19

Balance, June 30, 2009	1,640	$5.09	5.27	$(0.83)

Exercisable, June 30, 2009	1,311	$4.79	4.46	$(0.53)

     A summary of option activity for the six months ended June 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2007	1,728	$5.34
Granted	30	12.14
Exercised	(142)	3.15
Canceled	—	—
Forfeited	(5)	13.55

Balance, June 30, 2008	1,611	$5.63	5.72	$1.63

Exercisable, June 30, 2008	1,305	$4.44	5.25	$2.82

     The weighted average grant date fair value of the options granted during the six months ended June 30, 2009 and 2008 was $2.25 and $6.51, respectively. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	June 30,	June 30,
	2009	2008
Expected stock price volatilility	54.3%	60.3%
Risk Free interest rate	2.65%	2.96%
Annual dividends	$—	$—
Expected life — employee options	5 years	5 years
Expected life — director options	na	na
     We amortize the fair value of stock option grants over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of June 30, 2009 and December 31 2008, there was $1,036 and $1,453, respectively, of total unrecognized compensation costs related to all of our outstanding stock options. These costs at June 30, 2009 are expected to be recognized over a weighted average period of 1.5 years.
     During the three months ended June 30, 2009 and 2008, the total intrinsic value of stock options exercised was $2 and $452, respectively. Cash received from stock option exercises during the three months ended June 30, 2009 and 2008 was $8 and $362, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2009 and 2008 was $253 and $395, respectively.
     During the six months ended June 30, 2009 and 2008, the total intrinsic value of stock options exercised was $68 and $944, respectively. Cash received from stock option exercises during the six months ended June 30, 2009 and 2008 was $53 and $448, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2009 and 2008 was $436 and $627, respectively.
     Restricted Stock Awards — Net income for the three months ended June 30, 2009 and 2008 includes $265 and $403, respectively, of pre-tax compensation costs related to outstanding restricted stock awards. Net income (loss) for the six months ended June 30, 2009 and 2008 includes $530 and $806, respectively, of pre-tax compensation costs related to outstanding restricted stock awards. All of the restricted stock award compensation expense during the three and six months ended June 30, 2009 and 2008 is included in general and administrative expenses in the accompanying consolidated statements of operations.
     A summary of restricted stock award activity for the six months ended June 30, 2009 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2008	628	$12.06
Granted	43	4.65
Vested	(76)	11.90
Forfeited	—	—

Balance, June 30, 2009	595	$11.54

     A summary of restricted stock award activity for the six months ended June 30, 2008 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2007	641	$12.48
Granted	38	8.58
Vested	(60)	12.34
Forfeited	—	—

Balance, June 30, 2008	619	$12.25

     Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. Restricted stock awards granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. Restricted stock awards granted to employees other than officers vest in equal annual amounts over five years. Restricted stock awards granted to officers are scheduled to vest as follows:
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
     The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At June 30, 2009, the balance of unrecognized compensation cost related to unvested restricted shares was $5,323, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 3.5 years.
9. Commitments and Contingencies
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
     From time to time, in the ordinary course of business we encounter performance issues with key component parts we utilize in our distributed generation systems, switchgear systems, utility infrastructure products, and lighting products, such as engines, generators, alternators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, switchgear systems and lighting systems for component part malfunctions, whether or not covered under manufacturers’ warranties and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues. These risks also include the potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues, additional expenses and capital cost, and asset write-offs, due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues.
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

10. Income Taxes
     No current benefit for federal income taxes has been recorded for the three and six months ended June 30, 2009 due to our history of taxable losses, current valuation allowance and lack of seasonal patterns to support utilization of losses incurred during the period. The tax provision recorded at June 30, 2009 is our best estimate of our tax expense taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, and our valuation allowance.
11. Segment Information
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
     Energy and Smart Grid Solutions — Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but shares a common customer base with our PowerSecure subsidiary products and services and which we intend to grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results; and
     Energy Services — Through our Southern Flow and WaterSecure subsidiaries we serve customers in the oil and natural gas production business with our measurement services and products, and water processing and disposal services. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing. WaterSecure, through its equity investment MM 1995-2, provides water processing and disposal for oil and natural gas producers.
     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on Income (loss) before income taxes. Intersegment sales are not significant. During the year ended December 31, 2008, we changed the composition of our reportable segments to include the management fees and equity income of our WaterSecure operations within our Energy Services segment. Previously, our WaterSecure operations were not included in our segment activity. The segment activity for the three and six months ended June 30, 2008 has been reclassified to conform to current year presentation.
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

	Three Months Ended June 30, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$20,671	$4,464	$—	$25,135
Cost of sales	13,629	3,251	—	16,880

Gross profit	7,042	1,213	—	8,255

Operating expenses:
General and administrative	4,308	500	1,198	6,006
Selling, marketing and service	957	12	—	969
Depreciation and amortization	477	85	1	563
Research and development	66	—	—	66

Total operating expenses	5,808	597	1,199	7,604

Operating income (loss)	1,234	616	(1,199)	651
Other income and (expenses)
Management fees	—	98	—	98
Equity income	—	401	—	401
Interest and other income	—	—	38	38
Interest and finance charges	(77)	—	(68)	(145)

Income (loss) before income taxes	$1,157	$1,115	$(1,229)	$1,043

Total capital expenditures	$925	$167	$—	$1,092

Total investment in unconsolidated affiliate	$—	$3,854	$—	$3,854

Total assets	$77,882	$15,912	$16,831	$110,625

	Three Months Ended June 30, 2008
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$37,058	$4,894	$—	$41,952
Cost of sales	24,768	3,384	—	28,152

Gross profit	12,290	1,510	—	13,800

Operating expenses:
General and administrative	5,811	507	1,235	7,553
Selling, marketing and service	1,886	3	—	1,889
Depreciation and amortization	468	57	2	527
Reasearch and development	45	—	—	45

Total operating expenses	8,210	567	1,237	10,014

Operating income (loss)	4,080	943	(1,237)	3,786
Other income and (expenses)
Management fees	—	164	—	164
Equity income	—	1,227	—	1,227
Interest and other income	9	7	103	119
Interest and finance charges	(27)	—	(25)	(52)

Income (loss) before income taxes	$4,062	$2,341	$(1,159)	$5,244

Total capital expenditures	$7,635	$37	$—	$7,672

Total investment in unconsolidated affiliate	$—	$5,269	$—	$5,269

Total assets	$83,919	$16,362	$10,571	$110,852

	Six Months Ended June 30, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$35,886	$8,969	$—	$44,855
Cost of sales	24,070	6,656	—	30,726

Gross profit	11,816	2,313	—	14,129

Operating expenses:
General and administrative	8,701	1,014	2,311	12,026
Selling, marketing and service	1,783	17	—	1,800
Depreciation and amortization	938	165	2	1,105
Reasearch and development	86	—	—	86

Total operating expenses	11,508	1,196	2,313	15,017

Operating income (loss)	308	1,117	(2,313)	(888)
Other income and (expenses)
Management fees	—	203	—	203
Equity income	—	878	—	878
Interest and other income	3	—	88	91
Interest and finance charges	(185)	—	(134)	(319)

Income (loss) before income taxes	$126	$2,198	$(2,359)	$(35)

Total capital expenditures	$1,466	$280	$—	$1,746

	Six Months Ended June 30, 2008
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$66,164	$9,363	$—	$75,527
Cost of sales	45,071	6,636	—	51,707

Gross profit	21,093	2,727	—	23,820

Operating expenses:
General and administrative	11,276	929	2,591	14,796
Selling, marketing and service	3,208	6	—	3,214
Depreciation and amortization	867	114	3	984
Reasearch and development	64	—	—	64

Total operating expenses	15,415	1,049	2,594	19,058

Operating income (loss)	5,678	1,678	(2,594)	4,762
Other income and (expenses)
Management fees	—	313	—	313
Equity income	—	2,191	—	2,191
Interest and other income	40	24	281	345
Interest and finance charges	(54)	—	(49)	(103)

Income (loss) before income taxes	$5,664	$4,206	$(2,362)	$7,508

Total capital expenditures	$15,084	$79	$—	$15,163

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion and analysis of our consolidated results of operations for the three and six month periods ended June 30, 2009, which we refer to as the second quarter 2009 and six month period 2009, respectively, and the three and six month period ended June 30, 2008, which we refer to as the second quarter 2008 and six month period 2008, respectively, and of our consolidated financial condition as of June 30, 2009 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
     PowerSecure International, Inc., based in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions to electric utilities, and their commercial, institutional, and industrial customers. Our Energy and Smart Grid Solutions segment provides products and services in the areas of Interactive Distributed Generation® (IDG®), Utility Infrastructure, and Energy Efficiency, and our Energy Services segment provides services to the oil and natural gas industry through our Southern Flow and WaterSecure business units.
     Through our PowerSecure, Inc. subsidiary we operate our Energy and Smart Grid Solutions segment and focus on three of these areas: Interactive Distributed Generation®, Utility Infrastructure, and Energy Efficiency. Our core Interactive Distributed Generation® business involves installing sophisticated electric generation equipment directly at the location where power is utilized. This equipment provides a dependable backup power supply during power outages, while at the same time providing a more efficient and environmentally friendly means of delivering power during high cost periods of peak power demand. Our intelligent Interactive Distributed Generation® systems contain sophisticated electronic controls, which enables our systems to be monitored “24x7” by our Smart Grid Monitoring Center, safeguarding our customers from power outages and their related costs. Through this monitoring center, we utilize our proprietary smart grid capabilities to forecast utilities’ peak demand periods, and electronically deploy our systems to deliver more efficient and environmentally friendly power during these periods of peak demand. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.
     Our Utility Infrastructure business is dedicated to helping utilities design and build infrastructure to enhance the efficiency and effectiveness of our nation’s electric grid, including transmission and distribution system upgrades, installation of advanced metering and efficient lighting, and emergency storm restoration. Additionally, we provide utilities with a wide range of engineering and design services, and consulting services for regulatory and rate design matters. Our Energy Efficiency business is focused on providing lighting solutions for commercial, industrial, and institutional customers, including our state-of-the-art green EfficientLights LED lighting technology for refrigerated cases in grocery and retail drug stores.

     Our Energy Services segment includes our Southern Flow Companies, Inc. and WaterSecure Holdings, Inc. subsidiaries, and the focus of this segment is on business opportunities in the energy services field.
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
Recent Developments
     On May 8, 2009, our PowerSecure subsidiary established a new business unit, PowerPackages, LLC, to provide our utility partners an efficient, dependable continuous power source for its customers. The new business unit broadens our PowerSecure subsidiary’s interactive distributed generation system capabilities by utilizing medium speed engine technology as the system’s power source. To facilitate the new business unit, our PowerSecure subsidiary purchased the inventory and equipment of Design Power International, Inc. The fair value of the assets acquired was $800, which also represents the purchase price of the assets.
     To complement our project-based Interactive Distributed Generation® sales model, we have implemented a recurring revenue business model, which is our marketing and business strategy that is designed to generate long-term revenues by generating a base of revenues that recur on an annual basis from ongoing, long-term distributed generation projects. Since late 2007, this strategy has generated several new long-term recurring revenue contracts with utility partners and their customers under which we provide them with efficient standby power and access to reliable distributed generation assets during peak power periods for a number of years, typically five to fifteen years, and receive revenues in each of those years. As we create an increased number of recurring revenue projects, we expect to receive an increased and more stable base of future revenue, profit and cash flow. The development of these recurring revenue projects requires a substantial increase in our capital expenditures, utilizes cash flow from operations, and, if needed, debt and lease financing, and also extends revenue and profit recognition over longer periods compared to our traditional project-based sales, where revenue and profit is recognized as the projects are completed. Accordingly, as these long-term recurring revenue projects become an increasing portion of our overall projects and business, we will have a need for more capital in the short-term to finance these recurring revenue projects, with the anticipated goal of greater and more stable future revenues with higher gross margins. During the six month period 2009, we incurred approximately $1.7 million in total capital expenditures, including $1.2 million invested in capital expenditures for PowerSecure-owned distributed generation systems to generate future recurring revenue and profit under recurring revenue contracts.
     Due to a decrease in revenues in our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during the second quarter 2009 decreased by $16.8 million, representing a 40.1% decrease compared to our second quarter 2008 consolidated revenues. The decrease in revenues in the second quarter 2009 over the second quarter 2008 was attributable to a decline in revenues from Publix, our largest customer in the prior year period, along with the combination of the continued difficult economic environment, the uncertain regulatory environment, and the crisis in the capital markets which reduced capital spending by our customers. In anticipation of lower revenues in light of very difficult current economic conditions and the capital markets crisis, we initiated measures during the third quarter of 2008 as well as during the first and second quarters of 2009 to control our costs, such as staff reductions and compensation measures such as cutbacks in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. As a result, our total operating expenses during the second quarter 2009 decreased by $2.4 million, or 24.1%, compared to our second quarter 2008 operating expenses. We expect these cost reduction measures to continue over the near-term in order to address the negative effects of the current economic recession on our business. Over the long-term, however, we expect to continue to invest in operational infrastructure and sales and new business development to drive and support our growth. As a result of decreased prices and volumes in the oil and gas markets, our second quarter 2009 management fees and equity income from the WaterSecure operations decreased by a combined $0.9 million compared to the second quarter 2008. Overall, our income from continuing operations and net income was $1.0 million during the second quarter 2009, as compared to income from continuing operations and net income of $4.9 million during the second quarter 2008.
     Due to a decrease in revenues in our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during the six month period 2009 decreased by $30.7 million, representing a 40.6% decrease compared to our six month period 2008 consolidated revenues. The decrease in revenues in the six month period 2009 over the six month period 2008 was attributable to the same factors attributable to the decrease in revenues during the second quarter 2009 compared to the second quarter 2008 discussed above. As a result of our cost reduction measures described above, our total operating expenses during the six month period 2009 decreased by $4.0 million, or 21.2%, compared to our six month period 2008 operating expenses. As a result of decreased prices and volumes in the oil and gas markets, our six month period 2009 management fees and equity income from the WaterSecure operations decreased by a combined $1.4 million compared to the six month period 2008. Overall, our loss from continuing operations was less than $0.1 million during the six month period 2009, as compared to income from continuing operations of $6.9 million during the six month period 2008. Our net loss was less than $0.1 million during the six month period 2009, as compared to net income of $6.8 million during the six month period 2008, which included a loss from discontinued operations of $0.1 million.
     As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2008 or our quarter and six month periods ended June 30, 2009, will be indicative of our future results, especially in light of the current significant downturn in the economy and crisis negatively affecting the credit and capital markets.
Backlog
     As of the date this report is filed, our revenue backlog expected to be recognized after June 30, 2009 is $88 million. This includes revenue related to new business announcements made by us on June 22 and July 20, 2009, and is $1 million more than the $87 million of revenue backlog we reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 7, 2009. Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

      Revenue backlog to be recognized after June 30, 2009

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue—Near term	$38 Million	3Q09 through 1Q10
Project-based Revenue—Long term	$18 Million	2Q10 through 2011
Recurring Revenue	$32 Million	3Q09 through 2015

Backlog to be recognized after June 30, 2009	$88 Million
     Note: Anticipated revenue and primary recognition periods are estimates subject risks and uncertainties and subject to change. Consistent with past practice, these revenue backlog amounts are not intended to constitute the Company’s total revenue over the indicated time periods, as the Company has additional, regular on-going revenues. Examples of additional, regular recurring revenues include revenues from our Southern Flow business, UtilityEngineering and PowerServices engineering fees, monitoring and maintenance revenue, among others.
     Orders in our backlog are subject to delay, deferral, acceleration, resizing, or cancellation from time to time by our customers, subject to contractual rights. Given the irregular sales cycle of customer orders, and especially of large orders, our revenue backlog at any given time is not necessarily an accurate indication of our future revenues.
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
     Energy and Smart Grid Solutions
     Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but share a common customer base with our PowerSecure subsidiary products and services and which we intend to grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results.
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

Results of Operations
     The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the second quarter 2009 compared to the second quarter 2008 excludes revenues, gross profit, and costs and expenses of discontinued operations.
     Second Quarter 2009 Compared to Second Quarter 2008
     Revenues
     Our segment revenues are generated entirely by sales and services provided by our PowerSecure subsidiary (Energy and Smart Grid Solutions segment) and our Southern Flow subsidiary (Energy Services segment). The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2009	2008	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$20,671	$37,058	$(16,387)	-44.2%
Energy Services	4,464	4,894	(430)	-8.8%

Total	$25,135	$41,952	$(16,817)	-40.1%

     Our consolidated revenues for the second quarter 2009 decreased $16.8 million, or 40.1%, compared to the second quarter 2008 due primarily to a decrease in our Energy and Smart Grid Solutions segment revenues, together with a smaller decrease in sales and service revenues of our Energy Services segment.
     Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation® projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation® sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues decreased by $16.4 million, or 44.2%, during the second quarter 2009 compared to the second quarter 2008. The decrease in those revenues in the second quarter 2009 over the second quarter 2008 was attributable to a decline in revenues from Publix, our largest customer in the prior period, partially offset by an increase in revenues from our other customers. The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2009	2008	$	%

Revenues from Publix projects	$2,097	$19,226	$(17,129)	-89.1%
Revenues from all other customers	18,574	17,832	742	4.2%

Total	$20,671	$37,058	$(16,387)	-44.2%

Publix as a percentage of total Energy and Smart Grid Solutions segment revenues	10.1%	51.9%
     The overall decrease in our Energy and Smart Grid Solutions segment revenues during the second quarter 2009 compared to the second quarter 2008 of $16.4 million was driven by a $17.1 million decrease in revenues from Publix partially offset by a $0.7 million increase in project-based revenues from customers other than Publix. The 89.1% decline in revenues from Publix is due to the completion in 2008 of the majority of the Publix distributed generation systems awarded to us. The 4.2% increase in sales to customers other than Publix was primarily the result of increased revenues from our EfficientLights LED lighting technology products and services. Notwithstanding increases in revenues from our LED lighting products and services, the economic downturn and the liquidity crisis continues to negatively affect the demand for our products and services and the ability of potential customers to finance the purchase of our products and services.
     The future level of our revenues will depend on the timing and degree of the recovery of the domestic economy, the health of the credit markets and the return to pre-recession customer spending for capital improvements and energy efficiency, as well as our ability to secure new significant purchase orders. The level and timing of our future revenues will also be affected by the amount and proportion of revenues coming from recurring revenue projects in the future, which results in revenue being recognized over a longer period.
     We expect that, in 2009 and beyond, revenues from Publix will continue to constitute a smaller portion of our total revenues than in recent years because we have completed the majority of the Publix distributed generation systems awarded to us, and our anticipated future projects from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount. At present, management expects future Energy and Smart Grid Solutions segment revenues will continue to be negatively impacted by current economic conditions, including the lack of availability of credit which makes it difficult for certain of our customers to finance the purchase of our systems. In addition, some of our customers have indicated they are deferring capital expenditures until economic conditions show indications of improvement. As a result, management expects our Energy and Smart Grid Solutions segment revenues to remain depressed in 2009, and perhaps beyond, depending on how quickly economic conditions stabilize and customers resume pre-recession spending on capital improvements and energy efficiency.
     Our Energy Services segment sales and service revenue decreased 8.8%, during the second quarter 2009, as compared to the second quarter 2008, due to a combined decrease in field and service related revenues together with a decrease in equipment sales. The recent decline in market conditions in the oil and gas sector negatively affected our Energy Services segment sales and service revenue during the second quarter 2009, and we expect low natural gas prices to continue to negatively affect our Energy Services segment in the foreseeable future. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.
     Gross Profit and Gross Profit Margins
     Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2009	2008	$	%

Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$13,629	$24,768	$(11,139)	-45.0%
Energy Services	3,251	3,384	(133)	-3.9%

Total	$16,880	$28,152	$(11,272)	-40.0%

Segment Gross Profit:
Energy and Smart Grid Solutions	$7,042	$12,290	$(5,248)	-42.7%
Energy Services	1,213	1,510	(297)	-19.7%

Total	$8,255	$13,800	$(5,545)	-40.2%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	34.1%	33.2%
Energy Services	27.2%	30.9%
Total	32.8%	32.9%
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 40.0% decrease in our consolidated cost of sales and services for the second quarter 2009, compared to the second quarter 2008, was attributable almost entirely to the costs avoided associated with the 40.1% decrease in sales.
     The 45.0% decrease in our Energy and Smart Grid Solutions segment cost of sales and services in the second quarter 2009 was driven by a 44.2% decrease in our Energy and Smart Grid Solutions segment sales and services revenue, together with factors leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit decreased $5.2 million, or 42.7%, in the second quarter 2009, compared to the second quarter 2008. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 0.9 percentage points in the second quarter 2009 over the second quarter 2008, to 34.1%. A total of $5.4 million of the gross profit decrease was driven by the decline in our Energy and Smart Grid Solutions segment’s revenue, partially offset by the positive effects of a $0.2 million reduction in costs taken in response to anticipated negative economic conditions affecting our sales. Specific cost reduction measures taken in 2009 include reductions in construction personnel and other operational spending reductions.
     The 3.9% decrease in our Energy Services segment costs of sales and services in the second quarter 2009 is primarily the result of the costs associated with the 8.8% decrease in its sales and service revenues, together with factors that resulted in a decline in our Energy Services segment gross profit margin. Our Energy Services segment gross profit margin decreased to 27.2% for the second quarter 2009, compared to 30.9% during the second quarter 2008. The decline in our Energy Services segment gross profit margin was due to inefficiencies in the utilization of field personnel due to the lower revenues, additional field service vehicle costs, and an increase in small tools and parts costs in the second quarter 2009 as compared to the second quarter 2008. During the second quarter 2009, our Southern Flow subsidiary took additional actions to reduce personnel costs in response to the decline in sales and service revenues. The effects of these cost reductions were not fully realized during the second quarter 2009.
     Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	The absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term;

•	Our ability to improve our operating efficiency and benefit from economies of scale;

•	Our ability to manage our materials and labor costs;

•	The geographic density of our projects;

•	The mix of higher and lower margin products and services;

•	The selling price of our products and services;

•	The price of oil and natural gas, the financial health of our customer base, and the level of new oil and natural gas production activity in our operating geography;

•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful; and

•	Other factors described below under “—Fluctuations.”
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
     Operating Expenses
     Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and research and development. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2009	2008	$	%
Consolidated Operating Expenses:
General and administrative	$6,006	$7,553	$(1,547)	-20.5%
Selling, marketing and service	969	1,889	(920)	-48.7%
Depreciation and amortization	563	527	36	6.8%
Research and development	66	45	21	46.7%

Total	$7,604	$10,014	$(2,410)	-24.1%

     Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During 2008, we expanded our investment in personnel driven by our high levels of revenue, diversification investments in new businesses, and high levels of projects. In anticipation of the current economic recession and in anticipation of a decline in revenues during a significant portion of 2009, we took measures during the third quarter of 2008, and again in the first and second quarters of 2009 to control our costs and reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. We expect these cost reduction measures to continue over the near-term in order to address the negative effects of the current economic downturn on our business. Over the long-term, however, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.
     General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 20.5% decrease in our consolidated general and administrative expenses in the second quarter 2009, as compared to the second quarter 2008, was due to cost reductions in corporate expenses and staff reductions and other measures taken at our Energy and Smart Grid Solutions segment to control and reduce our costs. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2009	2008	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$2,772	$3,850	$(1,078)	-28.0%
Vehicle lease and rental	450	640	(190)	-29.7%
Insurance	275	258	17	6.6%
Rent-office and equipment	194	207	(13)	-6.3%
Professional fees and consulting	102	112	(10)	-8.9%
Travel	169	249	(80)	-32.1%
Other	346	495	(149)	-30.1%

Energy Services	500	507	(7)	-1.4%

Unallocated Corporate Costs	1,198	1,235	(37)	-3.0%

Total	$6,006	$7,553	$(1,547)	-20.5%

     The decrease in our Energy and Smart Grid Solutions segment personnel costs during the second quarter 2009, as compared to the second quarter 2008, was due to staff reductions and other actions taken to reduce costs in anticipation of a decrease in revenues at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, professional and consulting fees, travel and other expenses decreased as a result of our specific cost reduction efforts. We expect our Energy and Smart Grid Solutions general and administrative expenses to remain consistent from our second quarter 2009 levels in the near-term as we continue to manage the effects of the current economic recession on our business. Over the long-term, we expect our expenses in these areas to increase at our Energy and Smart Grid Solutions segment as we return to investing and supporting long-term growth.
     Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Energy Services segment. The slight decrease in our Energy Services segment general and administrative expense during the second quarter 2009, as compared to the second quarter 2008 was due to similar cost reduction initiatives taken in anticipation of a decrease in revenues at our Southern Flow subsidiary. We expect general and administrative expenses at our Energy Services segment to stabilize or decline slightly from current levels over the near-term. Over the long-term, we expect recent growth initiatives implemented in our Southern Flow subsidiary will increase its revenue growth and expand its markets and business opportunities and will likely result in increased general and administrative expenses in the future.
     Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. Overall, these costs decreased during the second quarter 2009 as compared to the second quarter 2008 due to a decline in bonus expense and a reduction of stock compensation expense.
     Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 48.7% decrease in selling, marketing and service expenses in the second quarter 2009, as compared to the second quarter 2008, was due to reductions in sales compensation expense driven by the current period decline in revenues, advertising and promotion, travel, and a decrease in bad debt expense at our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2009	2008	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$451	$562	$(111)	-19.8%
Commission	280	808	(528)	-65.3%
Travel	126	155	(29)	-18.7%
Advertising and promotion	78	122	(44)	-36.1%
Bad debt expense (recovery)	22	239	(217)	-90.8%

Energy Services	12	3	9	300.0%

Total	$969	$1,889	$(920)	-48.7%

     In the future, we expect our near-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to stabilize at current levels in the near-term as we continue to manage our costs and have lower commission expense due to lower revenues as a result of the current economic recession, but increase in the long-term to reflect, drive, and support future growth.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The $36, or 6.8%, overall increase in depreciation and amortization expenses in the second quarter 2009, as compared to the second quarter 2008, primarily reflects capital investments at both our Energy and Smart Grid Solutions segment and our Energy Services segment throughout 2008 and early 2009. As a result, we incurred a $28, or 49.1% increase in depreciation and amortization expenses at our Energy Services segment and a $9, or 1.9%, increase at our Energy and Smart Grid Solutions segment in the second quarter 2009, compared to the second quarter 2008.
     Research and Development Expenses. Research and development expenses include the cost of materials and payments to consultants related to product design and development at our Energy and Smart Grid Solutions segment. The slight increase in research and development expenses in the second quarter 2009, as compared to the second quarter 2008, reflects an increase in normal product design and prototype costs for certain technologies incurred in each of the respective quarters in 2009 and 2008.
     Other Income and Expenses
     Our other income and expenses include management fees and equity income earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2009	2008	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest and other income	$—	$9	$(9)	-100.0%
Interest and finance charges	(77)	(27)	(50)	185.2%

Segment total	(77)	(18)	(59)

Energy Services:
Management fees	98	164	(66)	-40.2%
Equity income	401	1,227	(826)	-67.3%
Interest and other income	—	7	(7)	-100.0%

Segment total	499	1,398	(899)

Unallocated Corporate:
Interest and other income	38	103	(65)	-63.1%
Interest and finance charges	(68)	(25)	(43)	-172.0%
Income tax benefit (provision)	(26)	(304)	278	91.4%

Segment total	(56)	(226)	170

Total	$366	$1,154	$(788)

     Interest and Other Income. Interest and other income for each segment consists of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest and other income decreased $0.1 million during the second quarter 2009, as compared to the second quarter 2008. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the second quarter 2009 compared to the second quarter 2008. Our future interest income will depend on our interest-bearing cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
     Interest and Finance Charges. Interest and finance charges for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest and finance charges increased $.01 million during the second quarter 2009, as compared to the second quarter 2008. The increase in our unallocated corporate interest and finance charges reflects the unused revolving credit facility fee and amortization of our finance charges incurred on our credit facility. The increase in our Energy and Smart Grid Solutions segment interest and finance charges reflects interest and amortized finance charges on a $5.9 million capital lease obligation which we entered into in December 2008 to finance certain recurring revenue projects. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund anticipated future recurring revenue projects at our Energy and Smart Grid Solutions segment.
     Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Due to the continued economic downturn and the significant reduction in oil prices during early 2009 compared to 2008, the current market conditions in the oil and gas sector have substantially weakened in 2009 compared to 2008 and have negatively affected the revenues of the WaterSecure operations in 2009. As a direct result, our Energy Services segment management fees decreased in the second quarter 2009 by 40.2% compared to the second quarter 2008.

     Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations as well as changes in our ownership interest. During the second quarter 2009, our equity income decreased by $0.9 million, or 67.3%, over the second quarter 2008. The performance of the WaterSecure operations, and our related equity income, was negatively affected by soft market conditions in the oil and gas sector generally, and in the region in which it operates during the second quarter 2009. Accordingly, notwithstanding a small increase in our ownership interest that was acquired in July 2008, our equity income decreased during the second quarter 2009, as compared to the second quarter 2008.
     Income Taxes. We account for income taxes in accordance with Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” (“FAS 109”), and Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Under the provisions of FAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in our financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. Our income tax benefit or provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. The decrease in our the second quarter 2009 income tax provision compared to our the second quarter 2008 income tax provision was due to the decline in our net income during second quarter 2009 compared to the second quarter 2008, and the resulting decreases in both our federal alternative minimum tax and state income tax.
     Six Month Period 2009 Compared to Six Month Period 2008
     Revenues
     The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2009	2008	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$35,886	$66,164	$(30,278)	-45.8%
Energy Services	8,969	9,363	(394)	-4.2%

Total	$44,855	$75,527	$(30,672)	-40.6%

     Our consolidated revenues for the six month period 2009 decreased $30.7 million, or 40.6%, compared to the six month period 2008 due primarily to a decrease in our Energy and Smart Grid Solutions segment revenues, together with a smaller decrease in sales and service revenues of our Energy Services segment.

     Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation® projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation® sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues decreased by $30.3 million, or 45.8%, during the six month period 2009 compared to the six month period 2008. The decrease in those revenues in the six month period 2009 over the six month period 2008 was attributable to a decline in revenues from Publix, our largest customer, along with the combination of the difficult economic environment, the uncertain regulatory environment, and the crisis in the capital markets which reduced capital spending by our customers. The decline in revenues from Publix is due to the completion in 2008 of the majority of the Publix distributed generation systems awarded to us. The continued economic downturn and the liquidity crisis negatively affected the demand for our products and services and the ability of potential customers to finance the purchase of our products and services.
     The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2009	2008	$	%

Revenues from Publix projects	$4,139	$33,091	$(28,952)	-87.5%
Revenues from all other customers	31,747	33,073	(1,326)	-4.0%

Total	$35,886	$66,164	$(30,278)	-45.8%

Publix as a percentage of total Energy and Smart Grid Solutions segment revenues	11.5%	50.0%
     The overall decrease in our Energy and Smart Grid Solutions segment revenues during the six month period 2009 compared to the six month period 2008 of $30.3 million was driven by a $29.0 million decrease in revenues from Publix together with a $1.3 million decrease in project-based revenues from customers other than Publix.
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
     Our Energy Services segment sales and service revenue decreased by $0.4 million, or 4.2%, during the six month period 2009, as compared to the six month period 2008, due to a decrease in both field and service related revenues and a decrease in equipment sales. The recent decline in market conditions in the oil and gas sector negatively affected our Energy Services segment sales and service revenue during the six month period 2009, and we expect low natural gas prices to continue to negatively affect our Energy Services segment in the foreseeable future. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.
     Gross Profit and Gross Profit Margins
     The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2009	2008	$	%
Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$24,070	$45,071	$(21,001)	-46.6%
Energy Services	6,656	6,636	20	0.3%

Total	$30,726	$51,707	$(20,981)	-40.6%

Segment Gross Profit:
Energy and Smart Grid Solutions	$11,816	$21,093	$(9,277)	-44.0%
Energy Services	2,313	2,727	(414)	-15.2%

Total	$14,129	$23,820	$(9,691)	-40.7%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	32.9%	31.9%
Energy Services	25.8%	29.1%
Total	31.5%	31.5%
     The 40.6% decrease in our consolidated cost of sales and services for the six month period 2009, compared to the six month period 2008, was attributable almost entirely to the costs avoided associated with the 40.6% decrease in sales.
     The 46.6% decrease in our Energy and Smart Grid Solutions segment cost of sales and services in the six month period 2009 was driven by a 45.8% decrease in our Energy and Smart Grid Solutions segment sales and services revenue, together with factors leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit decreased $9.3 million, or 44.0%, in the six month period 2009, compared to the six month period 2008. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 1.0 percentage points in the six month period 2009 over the six month period 2008, to 32.9%. A total of $9.7 million of the gross profit decrease was driven by the decline in our Energy and Smart Grid Solutions segment’s revenue, partially offset by the positive effects of a $0.4 million reduction in costs taken in response to anticipated negative economic conditions affecting our sales. Specific cost reduction measures taken in 2009 include reductions in construction personnel and other operational spending reductions.
     The 0.3% increase in our Energy Services segment costs of sales and services in the six month period 2009, notwithstanding the decline in its sales and service revenues, is the result of factors that resulted in a decline in our Energy Services segment gross profit margin. Our Energy Services segment gross profit margin decreased to 25.8% for the six month period 2009, compared to 29.1% during the six month period 2008. The decline in our Energy Services segment gross profit margin was due to inefficiencies in the utilization of field personnel due to the lower revenues, additional field service vehicle costs, and an increase in small tools and parts costs in the six month period 2009 as compared to the six month period 2008. During the second quarter 2009, our Southern Flow subsidiary took actions to reduce personnel costs in response to the decline in sales and service revenues. The effects of these cost reductions were not fully realized during the six month period 2009.
     Operating Expenses
     The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2009	2008	$	%
Consolidated Operating Expenses:
General and administrative	$12,026	$14,796	$(2,770)	-18.7%
Selling, marketing and service	1,800	3,214	(1,414)	-44.0%
Depreciation and amortization	1,105	984	121	12.3%
Research and development	86	64	22	34.4%

Total	$15,017	$19,058	$(4,041)	-21.2%

     During the six month period 2008, we expanded our investment in personnel driven by our high levels of revenue, diversification investments in new businesses, and high levels of projects. In anticipation of the current economic recession and in anticipation of a decline in revenues during a significant portion of 2009, we took measures during the third quarter of 2008, and again in the first and second quarters of 2009 to control our costs and reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. We expect these cost reduction measures to continue over the near-term in order to address the negative effects of the current economic downturn on our business. Over the long-term, however, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.
     General and Administrative Expenses. The 18.7% decrease in our consolidated general and administrative expenses in the six month period 2009, as compared to the six month period 2008, was due to cost reductions in corporate expenses and staff reductions and other measures taken at our Energy and Smart Grid Solutions segment to control and reduce our costs. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2009	2008	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$5,694	$7,324	$(1,630)	-22.3%
Vehicle lease and rental	773	1,119	(346)	-30.9%
Insurance	541	457	84	18.4%
Rent-office and equipment	361	449	(88)	-19.6%
Professional fees and consulting	145	339	(194)	-57.2%
Travel	355	455	(100)	-22.0%
Other	832	1,133	(301)	-26.6%

Energy Services	1,014	929	85	9.1%

Unallocated Corporate Costs	2,311	2,591	(280)	-10.8%

Total	$12,026	$14,796	$(2,770)	-18.7%

     The decrease in our Energy and Smart Grid Solutions segment personnel costs during the six month period 2009, as compared to the six month period 2008, was due to staff reductions and other actions taken to reduce costs in anticipation of a decrease in revenues at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, professional and consulting fees, travel and other expenses decreased as a result of our specific cost reduction efforts. We expect our Energy and Smart Grid Solutions general and administrative expenses to remain consistent from our six month period 2009 levels in the near-term as we continue to manage the effects of the current economic recession on our business. Over the long-term, we expect our expenses in these areas to increase at our Energy and Smart Grid Solutions segment as we return to investing and supporting long-term growth.
     The increase in our Energy Services segment general and administrative expense during the six month period 2009, as compared to the six month period 2008 was due to investments in additional personnel to support growth initiatives in the operations of our Southern Flow subsidiary. We expect general and administrative expenses at our Energy Services segment to decline slightly from current levels over the near-term as cost reduction actions taken in the second quarter 2009 take effect. Over the long-term, we expect recent growth initiatives implemented in our Southern Flow subsidiary will reverse its revenue decline and expand its markets and business opportunities and will likely result in increased general and administrative expenses in the future.
     The decrease in unallocated corporate costs during the six month period 2009 as compared to the six month period 2008 is due to a decline in bonus expense and a reduction of stock compensation expense.
     Selling, Marketing and Service Expenses. The 44.0% decrease in selling, marketing and service expenses in the six month period 2009, as compared to the six month period 2008, was due to reductions in sales compensation expense driven by the current period decline in revenues, advertising and promotion, travel, and a decrease in bad debt expense at our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2009	2008	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$907	$1,098	$(191)	-17.4%
Commission	498	1,312	(814)	-62.0%
Travel	256	324	(68)	-21.0%
Advertising and promotion	114	223	(109)	-48.9%
Bad debt expense (recovery)	8	251	(243)	-96.8%

Energy Services	17	6	11	183.3%

Total	$1,800	$3,214	$(1,414)	-44.0%

     In the future, we expect our near-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to stabilize at current levels in the near-term as we continue to manage our costs and have lower commission expense due to lower revenues as a result of the current economic recession, but increase in the long-term to reflect, drive, and support future growth.
     Depreciation and Amortization Expenses. The 12.3% increase in depreciation and amortization expenses in the six month period 2009, as compared to the six month period 2008, primarily reflects an increase in depreciable assets acquired by our Energy and Smart Grid Solutions segment throughout 2008, including capital expenditures related to Interactive Distributed Generation® systems installed for sales under our recurring revenue model. Primarily as a result of the above, our Energy and Smart Grid Solutions segment depreciation and amortization expenses increased in the six month period 2009 by $71, or 8.2%, compared to the six month period 2008. Depreciation and amortization expense at our Energy Services segment also increased in the six month period 2009 by $51, or 44.7%, compared to the six month period 2008 due to capital investments late in 2008 and early 2009 to support growth initiatives.
     Research and Development Expenses. The slight increase in research and development expenses in the six month period 2009, as compared to the six month period 2008, reflects an increase in normal product design and prototype costs for certain technologies incurred in each of the respective periods in 2009 and 2008.
     Other Income and Expenses
     The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2009	2008	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest and other income	$3	$40	$(37)	-92.5%
Interest and finance charges	(185)	(54)	(131)	242.6%

Segment total	(182)	(14)	(168)

Energy Services:
Management fees	203	313	(110)	-35.1%
Equity income	878	2,191	(1,313)	-59.9%
Interest and other income	—	24	(24)	-100.0%

Segment total	1,081	2,528	(1,447)

Unallocated Corporate:
Interest and other income	88	281	(193)	-68.7%
Interest and finance charges	(134)	(49)	(85)	-173.5%
Income tax benefit (provision)	(50)	(616)	566	91.9%

Segment total	(96)	(384)	288

Total	$803	$2,130	$(1,327)

     Interest and Other Income. In total, interest and other income decreased $0.3 million during the six month period 2009, as compared to the six month period 2008. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the six month period 2009 compared to the six month period 2008. Our future interest income will depend on our interest-bearing cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
     Interest and Finance Charges. In total, interest and finance charges increased $0.2 million during the six month period 2009, as compared to the six month period 2008. The increase in our unallocated corporate interest and finance charges reflects the unused revolving credit facility fee and amortization of our finance charges incurred on our credit facility. The increase in our Energy and Smart Grid Solutions segment interest and finance charges reflects interest and amortized finance charges on a $5.9 million capital lease obligation which we entered into in December 2008 to finance certain recurring revenue projects. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund anticipated future recurring revenue projects at our Energy and Smart Grid Solutions segment.
     Management Fees. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Due to the continued economic downturn and the significant reduction in oil prices during early 2009 compared to 2008, the current market conditions in the oil and gas sector have substantially weakened in 2009 compared to 2008 and have negatively affected the revenues of the WaterSecure operations in 2009. As a direct result, our Energy Services segment management fees decreased in the six month period 2009 by 35.1% compared to the six month period 2008.
     Equity Income. During the six month period 2009, our equity income decreased by $1.3 million, or 59.9%, over the six month period 2008. The performance of the WaterSecure operations, and our related equity income, was negatively affected by soft market conditions in the oil and gas sector generally, and in the region in which it operates during the six month period 2009. Accordingly, notwithstanding a small increase in our ownership interest that was acquired in July 2008, our equity income decreased during the six month period 2009, as compared to the six month period 2008.
     Income Taxes. The decrease in our the six month period 2009 income tax provision compared to our the six month period 2008 income tax provision was due to our net loss in the six month period 2009 compared to our net income in the six month period 2008, and the resulting decreases in both our federal alternative minimum tax and state income tax.
Fluctuations
     Our revenues, expenses, margins, net income, cash flow and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the effects of general economic conditions, including the current significant downturn in the economy and financial crisis in the capital and credit markets, and the strong likelihood of continuing future economic and market challenges negatively impacting our business and our revenues and profit, including the negative impact these conditions will have on the timing of and amounts of orders from our customers, and on our access to capital to finance our business;

•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to continue to grow our business and generate increased revenues from customers other than Publix, our largest customer from 2006-2008, and our ability to replace the revenues from Publix with new revenue streams;

•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increased revenues from recurring revenue projects requires significant up-front capital expenditures and protracts revenue and profit recognition, while increasing gross margins over the long-term; as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to maintain current profits, cash flow, and covenants related to our debt facilities and successfully finance the recurring portion of our business model;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and finance capital required for recurring revenue projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our sales cycle and product and service delivery and construction process;

•	changes in the mix of products and services having differing margins;

•	changes in our operating expenses, including unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers and the potential effect on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and capital markets crisis on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices and electricity pricing and utility tarrifs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.
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
     As we develop new related lines of business, our revenues and costs will fluctuate as it takes time for revenues to develop, but also requires start-up expenses. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to project-based, sources of revenue for our distributed generation projects. To date, the majority of our Energy and Smart Grid Solutions segment revenues have consisted of project-based distributed generation revenues, which are recognized as the project is completed. However, we have focused marketing efforts on developing more sales under our recurring revenue model, for which the costs and capital is invested initially and the related revenue and profit is recognized over the life of the contract, generally five to fifteen years, and this delays recognition of revenue and net income as we implement an increased number of these recurring revenue projects, particularly in the near-term.
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
     Working Capital
     At June 30, 2009, we had working capital of $42.1 million, including $18.9 million in cash and cash equivalents, compared to working capital of $42.6 million at December 31, 2008, which included $24.3 million in cash and cash equivalents. Changes in the components of our working capital from December 31, 2008 to June 30, 2009 and from December 31, 2007 to June 30, 2008 are explained in greater detail below. At both June 30, 2009 and December 31, 2008, we had $50.0 million of additional borrowing capacity from our undrawn credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as discussed below.
     Cash Flows
     The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2009	2008

Net cash flows used in operating activities	$(2,840)	$(6,019)
Net cash flows used in investing activities	(2,536)	(15,162)
Net cash provided by (used in) financing activities	(79)	2,731

Net decrease in cash and cash equivalents	$(5,455)	$(18,450)

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
     Cash used in operating activities of $2.8 million for the six month period 2009 included the effects of the following:
•	our net loss of $0.5 million;

•	non-cash charges of $1.1 million in depreciation and amortization;

•	non-cash stock-based compensation expense of $0.8 million;

•	non-cash noncontrolling interest in the income of EfficientLights of 0.4 million;

•	cash distributions from our WaterSecure operations of $1.1 million partially offset by non-cash equity income from those operations of $0.9 million;

•	an increase of $1.4 million in accounts receivable;

•	an increase of $3.0 million in inventories;

•	a decrease of $0.2 million in other current assets and liabilities

•	an increase of $1.5 million of accounts payable;

•	a decrease of $1.5 million of accrued expenses;

•	cash payments of $0.8 million on our restructuring obligations; and

•	an increase in our deferred compensation obligation of $0.2 million.
     Cash used in operating activities of $6.0 million in the six month period 2008 included the effects of the following:
•	our net income of $6.8 million;

•	non-cash charges of $1.0 million in depreciation and amortization;

•	non-cash stock-based compensations expense of $1.2 million;

•	non-cash equity income from our WaterSecure operations of $2.2 million partially offset by cash distributions from those operations of $0.5 million;

•	a non-cash loss on disposal of miscellaneous assets of $0.2 million

•	an increase of $3.6 million in accounts receivable;

•	a decrease of $0.5 million in inventories;

•	an increase of $0.3 million of other assets and liabilities;

•	a net $1.6 million decrease in assets and liabilities of discontinued operations;

•	an increase of $1.6 million of accounts payable;

•	a decrease of $10.9 million of accrued expenses; and

•	cash payments of $3.1 million on our restructuring obligations.
     Cash Used in Investing Activities
     Cash used in investing activities was $2.5 million and $15.2 million for the six month period 2009 and six month period 2008, respectively. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of additional equity interests in the WaterSecure operations. During the six month period 2009, we used $1.2 million to purchase and install equipment at our recurring revenue distributed generation sites, $0.8 million to acquire inventory and equipment of Design Power International, Inc., and $0.5 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets. During the six month period 2008, we used $3.3 million to acquire the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary, $10.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and $1.5 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets.
     Cash Provided by (Used in) Financing Activities
     Cash used in financing activities was $0.1 million in the six month period 2009 and cash provided by financing activities was $2.7 million in the six month period 2008. During the six month period 2009, we used $0.4 million to repay our capital lease obligations and we received 0.3 million from the exercise of stock options and warrants. During the six month period 2008, we received $2.6 million proceeds from a term loan used to finance the acquisition of the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary which was repaid later during 2008, $0.2 million proceeds from the exercise of stock options, and we used $0.1 million for debt service.
     Capital Spending
     Our capital expenditures during the six month period 2009 were approximately $1.7 million, of which we used $1.2 million to purchase and install equipment at our recurring revenue distributed generation sites, and $0.5 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries.
     We anticipate making capital expenditures of approximately $5-10 million in 2009, although economic and financial conditions could cause us to increase or decrease those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Energy and Smart Grid Solutions segment.
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
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At June 30, 2009, we were in compliance with these financial covenants.
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
     At June 30, 2009, there were no balances outstanding under the credit facility and we had $50,000 available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
     Equipment Line. On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7,500 level to $10,000. Under this line of credit, our PowerSecure subsidiary may submit equipment purchases to Caterpillar for financing, and Caterpillar may provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as are set by Caterpillar on a project by project basis. The line of credit expires on September 30, 2009 (subject to renewal, if requested by our PowerSecure subsidiary and accepted by Caterpillar in its sole discretion), or at an earlier date upon notice given by Caterpillar in its sole discretion. The letter setting forth the terms of the line of credit confirms the intent of Caterpillar to finance equipment purchases by our PowerSecure subsidiary, but is not an unconditional binding commitment to provide such financing. The line of credit contains various customary provisions and is contingent upon the continued credit-worthiness of our PowerSecure subsidiary in the sole discretion of Caterpillar. This line of credit from Caterpillar is a permitted indebtedness under our credit facility with Citibank. At June 30, 2009, there were no balances borrowed or outstanding under the equipment line of credit with Caterpillar.
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

     Our capital lease obligations at June 30, 2009 and December 31, 2008 was $5.5 million and $5.9 million, respectively, and consist of our obligations under the equipment lease described above as well as $5 of other miscellaneous lease obligations.
     Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our Energy and Smart Grid Solutions segment. These restructuring charges also include costs related to our decision to relocate our corporate headquarters from Denver, Colorado to our PowerSecure subsidiary’s facilities in Wake Forest, North Carolina. These restructuring charges totaled $14.1 million pre-tax, $8.6 million after tax, or $0.88 per basic and diluted share. These charges included severance of $7.7 million for our former Chief Executive Officer, $5.2 million for our former Chief Financial Officer, $0.2 million for other individuals, as well as $1.0 million of third-party professional fees and other expenses directly related to implementing the organizational changes. We paid $4.0 million and $8.4 million on our restructuring obligations during 2008 and 2007, respectively. The remaining balance of our payment obligations at June 30, 2009 relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer, will be paid in installments of $0.5 million during the balance of 2009 and $0.4 million in 2010.
     Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and we also incurred significant restructuring obligations in 2007. Also, in accordance with the provisions of FIN 48, at June 30, 2009, we had a liability for unrecognized tax benefits and payment of related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of June 30, 2009, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2009	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$—	$—	$—	$—	$—
Restructuring obligations	890	535	355	—	—
Capital lease obligations (2)	6,605	508	2,034	2,032	2,031
Operating leases	2,861	494	1,281	974	112
Deferred compensation (3)	2,661	—	—	—	2,661
Series B preferred stock	104	104	—	—	—

Total	$13,121	$1,641	$3,670	$3,006	$4,804

(1)	Total repayments are based upon borrowings outstanding as of June 30, 2009, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
     Off-Balance Sheet Arrangements
     During the second quarter 2009, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
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
Recent Accounting Pronouncements
     Noncontrolling Interest — In late 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We adopted the provisions of FAS 160 on a prospective basis beginning January 1, 2009. Accordingly, the noncontrolling shareholder’s interest in the equity of EfficientLights at June 30, 2009 is included as a component of stockholders’ equity in our consolidated balance sheet at June 30, 2009. The noncontrolling shareholder’s interest in the income (losses) of EfficientLights is included in our consolidated statements of operations in determining net income (loss) and earnings per share attributable to PowerSecure International common stockholders. At December 31, 2008, the accumulated losses of the noncontrolling shareholder’s interest in EfficientLights exceeded his basis. Under ARB No. 51, the noncontrolling shareholder’s interest in the current period income of EfficientLights would have been offset against the accumulated unrecognized noncontrolling shareholder losses. Accordingly, the effect of adopting the provisions of FAS 160 on our statement of operations for the three and six months ended June 30, 2009 was to increase the net loss attributable to PowerSecure International shareholders by $331 and $365, respectively, for the effects of the unrecovered losses attributable to the noncontrolling shareholder that were accumulated prior to December 31, 2008.
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
     Participating Securities — In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009. All of our unvested restricted stock awards contain nonforfeitable rights to dividends on a basis equal to our other common stockholders. Accordingly, the adoption of FSP EITF 03-6-1 increased our weighted average shares outstanding at June 30, 2008 (for comparative purposes), and reduced our previously reported basic and diluted earnings per share by $0.01 for each of the three and six month periods ended June 30, 2008.
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
     Fair Value Accounting Standards — On April 9, 2009, the FASB adopted three new guidelines under the so-called mark-to-market accounting rule, addressing concerns over the application of fair value accounting standards given the current market conditions. We adopted all three guidance standards effective June 30, 2009.
     The first, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, allows companies to value assets at what they would sell for in an “orderly” sale, as opposed to a forced or distressed sale. This includes certain hard-to-value troubled mortgages, corporate loans, and consumer loans. The new rule establishes a process, by which companies look at several factors and use their judgment to decide whether a formerly active market has become inactive. If found to be inactive, a company must then determine if broker quotes, observed prices, or a discounted cash flow analysis indicate distressed transactions. The adoption of FSB FAS 157-4 had no effect on our financial position, results of operations or financial statement disclosures.
     The second, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)”, changes the way companies are calculating OTTI for debt securities. Under FSP FAS 115-2 and FAS 124-2, recognition of OTTI is based on management’s assertion it does not have the intent to sell the debt instrument and it is more likely than not it will not have to sell the debt instrument before recovery of its cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. The adoption of FSB FAS 115-2 and FAS 124-2 had no effect on our financial position, results of operations or financial statement disclosures.
     The third, FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, increases the frequency of disclosures that provide qualitative and quantitative information about fair value estimates for financial instruments not currently measured on the balance sheet at fair value. The FSP now requires disclosures typically only reported in annual report to be included in the quarterly reports. The FSP does not require any new disclosures related to fair value estimates. The adoption of FSP FAS 107-1 and APB 28-1 had no effect on our financial position, results of operations or financial statement disclosures.
     Employers’ Disclosures about Postretirement Benefit Plan Assets —In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of FAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for us as of December 31, 2009. We do not expect the adoption of this standard will have any impact on our financial position, results of operations or financial statement disclosures.
     Subsequent Events Disclosure—In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”), which requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. We adopted the provisions of FAS 165 effective June 30, 2009. In accordance with the provisions of FAS 165, we have evaluated events subsequent to June 30, 2009 through August 6, 2009, the date these financial statements were issued in this report on Form 10-Q for the period ended June 30, 2009.
     Accounting for Transfers of Financial Assets—In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt FAS 166 on January 1, 2010. We do not expect the adoption of FAS 166 will have any impact on our financial position, results of operations or financial statement disclosures.
     Variable Interest Entities—In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. Under FAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We will adopt FAS 167 on January 1, 2010. We do not expect the adoption of FAS 167 will have any impact on our financial position, results of operations or financial statement disclosures.

     Codification and Hierarchy of Accounting Standards—In June 2009 the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. FAS 168 is effective in the first interim and annual periods ending after September 15, 2009. FAS 168 will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.
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
     At June 30, 2009, our cash and cash equivalent balance was approximately $18.9 million and our credit facility had a zero balance. Our cash equivalents are invested in either bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders, held on June 1, 2009, the following proposals were submitted to and approved by the stockholders:
Proposal 1:	To elect two directors, each to serve for a three-year term and until his successor is duly elected and qualified.

	For	Withheld

Anthony D. Pell	13,621,731	646,249
Thomas J. Madden III	13,726,002	541,978
Proposal 2:	To ratify the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
14,000,055	187,405	80,521
Item 6. Exhibits

(3.1)	Amended and Restated By-Laws of PowerSecure International, Inc., effective April 6, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2009.)

(10.1)	Form of Indemnification Agreement, dated as of April 6, 2009, by and between PowerSecure International, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2009.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.
Date: August 6, 2009	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary