Form 10-Q
period 2009-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2009-11-05
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Yes ☐     No ☑
     As of November 2, 2009, 17,226,900 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30,	December 31,
Assets	2009	2008

Current Assets:
Cash and cash equivalents	$11,892	$24,316
Trade receivables, net of allowance for doubtful accounts of $295 and $276, respectively	30,057	25,215
Inventories	25,274	19,713
Deferred income taxes	2,919	2,919
Prepaid expenses and other current assets	917	1,680

Total current assets	71,059	73,843

Property, plant and equipment:
Equipment	22,665	20,297
Furniture and fixtures	669	650
Land, building and improvements	4,794	4,674

Total property, plant and equipment, at cost	28,128	25,621
Less accumulated depreciation and amortization	4,928	3,739

Property, plant and equipment, net	23,200	21,882

Other assets:
Goodwill	7,256	7,256
Restricted annuity contract	2,198	2,133
Intangible rights and capitalized software costs, net of accumulated amortization of $1,798 and $1,453, respectively	1,325	1,276
Investment in unconsolidated affiliate	3,739	4,106
Other assets	285	338

Total other assets	14,803	15,109

Total Assets	$109,062	$110,834

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,278	$5,817
Accrued and other liabilities	19,620	23,147
Restructuring charges payable	608	1,349
Current income taxes payable	50	181
Current unrecognized tax benefit	243	79
Capital lease obligations	746	716

Total current liabilities	26,545	31,289

Long-term liabilites:
Capital lease obligations	4,638	5,201
Unrecognized tax benefit	812	790
Deferred compensation	637	388
Restructuring charges	—	355

Total long-term liabilities	6,087	6,734

Commitments and contingencies (Note 9)

Stockholders’ Equity :
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 17,216,900 and 17,071,889 shares issued and outstanding, respectively	172	171
Additional paid-in-capital	109,884	108,384
Accumulated deficit	(34,540)	(35,744)

Total PowerSecure International stockholders’ equity	75,516	72,811
Noncontrolling interest	914	—

Total stockholders’ equity	76,430	72,811

Total Liabilities and Stockholders’ Equity	$109,062	$110,834

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$27,721	$33,557	$72,576	$109,084
Cost of sales	17,469	22,646	48,195	74,353

Gross profit	10,252	10,911	24,381	34,731

Operating expenses:
General and administrative	6,399	7,142	18,511	22,003
Selling, marketing and service	997	1,252	2,797	4,465
Depreciation and amortization	657	544	1,762	1,528

Total operating expenses	8,053	8,938	23,070	27,996

Operating income	2,199	1,973	1,311	6,735

Other income and (expenses):
Management fees	106	137	309	450
Interest and other income	36	89	127	434
Interest and finance charges	(144)	(55)	(463)	(158)
Equity income	429	840	1,307	3,030

Income before income taxes	2,626	2,984	2,591	10,491
Income tax provision	(423)	(70)	(473)	(684)

Income from continuing operations	2,203	2,914	2,118	9,807

Discontinued operations
Loss on disposal	—	—	—	(42)
Loss from operations, including tax benefit	—	—	—	(35)

Loss on discontinued operations	—	—	—	(77)

Net income	2,203	2,914	2,118	9,730
Less: Net income attributable to noncontrolling interest	(549)	—	(914)	—

Net income attributable to PowerSecure International	$1,654	$2,914	$1,204	$9,730

Basic earnings (loss) per share attributable to PowerSecure International common stockholders:
Income from continuing operations	$0.10	$0.17	$0.07	$0.58
Loss from discontinued operations	.00	.00	.00	(0.01)

Net income attributable to PowerSecure International common stockholders:	$0.10	$0.17	$0.07	$0.57

Diluted earnings (loss) per share attributable to PowerSecure International common stockholders:
Income from continuing operations	$0.09	$0.17	$0.07	$0.56
Loss from discontinued operations	.00	.00	.00	(0.00)

Net income attributable to PowerSecure International common stockholders:	$0.09	$0.17	$0.07	$0.56

Amounts attributable to PowerSecure International common stockholders:
Income from continuing operations, net of tax	$1,654	$2,914	$1,204	$9,807
Discontinued operations, net of tax	—	—	—	(77)

Net income	$1,654	$2,914	$1,204	$9,730

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,204	$9,730
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,762	1,528
Noncontrolling interest	914	—
Deferred income taxes	—	65
Loss on disposal of miscellaneous assets	32	162
Equity in income of unconsolidated affiliate	(1,307)	(3,030)
Distributions from unconsolidated affiliate	1,618	3,375
Stock compensation expense	1,202	1,576
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	(4,842)	(2,538)
Inventories	(5,234)	1,670
Other current assets and liabilities	631	(52)
Assets of discontinued operations held for sale	—	2,400
Other noncurrent assets	53	62
Accounts payable	(539)	(2,834)
Restructuring charges	(1,096)	(3,610)
Accrued and other liabilities	(3,526)	(14,328)
Liabilities of discontinued operations held for sale	—	(755)
Unrecognized tax benefits	188	78
Deferred compensation obligation	249	249
Restricted annuity contract	(65)	(105)

Net cash used in operating activities	(8,756)	(6,357)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,202)	(15,857)
Additions to intangible rights and software development	(442)	(200)
Acquisition	(800)	(710)
Proceeds from sale of property, plant and equipment	12	6

Net cash used in investing activities	(3,432)	(16,761)

Cash flows from financing activities:
Proceeds from term loan	—	2,584
Proceeds from stock option and warrant exercises, net of shares tendered	298	236
Principal payments on long-term notes payable	—	(97)
Borrowings (payments) on line of credit	—	—
Payments on capital lease obligations	(534)	(1)

Net cash provided by (used in) financing activities	(236)	2,722

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,424)	(20,396)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,316	28,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,892	$8,314

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008 and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008
(in thousands, except per share data)
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
     Our Energy and Smart Grid Solutions segment operates through our PowerSecure, Inc. subsidiary. Our Interactive Distributed Generation® business involves the manufacture and installation of sophisticated electric generation equipment directly at the location where power is utilized. This equipment provides a dependable backup power supply during power outages, and a more efficient and environmentally friendly source of power during high cost periods of peak power demand. Our Interactive Distributed Generation® systems contain sophisticated electronic controls, which enable our systems to be monitored “24x7” by our Smart Grid Monitoring Center, safeguarding our customers from power outages and their related costs. Through this monitoring center, we utilize our proprietary smart grid capabilities to forecast utilities’ peak demand, and electronically deploy our systems to deliver more efficient and environmentally friendly power during these periods. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.
     Our Utility Infrastructure business is focused on helping utilities design and build infrastructure to enhance the efficiency and effectiveness of our nation’s electric grid, including transmission and distribution system construction and maintenance, installation of advanced metering and efficient lighting, and emergency storm restoration. Additionally, we provide utilities with a wide range of engineering and design services, and consulting services for regulatory and rate design matters. Our Energy Efficiency business is focused on providing lighting solutions for commercial, industrial, and institutional customers, including our state-of-the-art green EfficientLights LED lighting technology for refrigerated cases in grocery, drug, and convenience stores.
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
Basis of Presentation
     Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (“our PowerSecure subsidiary”) (and its majority-owned and wholly-owned subsidiaries: UtilityEngineering, Inc.; PowerServices, Inc.; EnergyLite, Inc.; EfficientLights, LLC; Reid’s Trailer, Inc. dba PowerFab; and PowerPackages, LLC), Southern Flow Companies, Inc. (“Southern Flow”), and WaterSecure Holdings, Inc. (“WaterSecure”) (and its majority-owned subsidiary, Conquest Acquisition Company LLC (“CAC LLC”)), collectively referred to as the “Company” or “we” or “us” or “our”.
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of September 30, 2009 and the consolidated results of our operations and cash flows for the three and nine month periods ended September 30, 2009 and September 30, 2008.
     Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in unconsolidated affiliate.
     Noncontrolling Interest in EfficientLights — Our PowerSecure subsidiary has a 67% controlling ownership interest in EfficientLights which is consolidated in our financial statements. The 33% noncontrolling ownership interest in the income of EfficientLights is included as a reduction to net income to derive income attributable to PowerSecure International shareholders in our consolidated statement of operations. The 33% noncontrolling ownership interest in the equity of EfficientLights is shown as a separate component of stockholders’ equity in our consolidated balance sheet.
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

2. Summary of Significant Accounting Policies and Recent Accounting Standards
     Revenue Recognition — For our distributed generation turn-key project-based sales and our utility infrastructure projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. We believe the use of the percentage-of-completion method of accounting for our distributed generation projects is preferable to the completed contract method because a typical distributed generation construction project occurs over several accounting periods and the percentage-of-completion method is a better method to match the revenues and costs to the reporting period in which the construction services are performed. Nearly all of our distributed generation projects are fixed-price contracts, with the exception of certain contracts which provide for additional billings based on wire usage to connect the distributed generation equipment to customer facilities.
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
     Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be insignificant. If, however, conditions arise that requires us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would more likely be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.

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
     Revenues on our recurring revenue distributed generation contracts are recognized over the term of the arrangement, as these business transactions involve us providing utilities and their customers with access to distributed generation systems we own for standby power and peak shaving or, in certain cases, when energy savings are realized by the customer at their site. These contracts can involve multiple parties, with one party paying us for the value of backup power (usually, but not always, a commercial, industrial, or institutional customer), and one party paying us for the value of the electrical capacity provided by the system (usually a utility).
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
     Pre-tax share-based compensation expense for our stock options and restricted stock awards during the three months ended September 30, 2009 and 2008 was $415 and $361, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards during the nine months ended September 30, 2009 and 2008 was $1,202 and $1,576, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.
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
Recent Accounting Standards
     Accounting Standards Codification —In June 2009 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards (“FAS 168”). FAS 168 established the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, as the single source of authoritative nongovernmental U.S. GAAP. The Codification superseded all existing non-SEC accounting and reporting standards. We adopted the provisions of FAS 168 on a prospective basis effective September 30, 2009. The adoption of FAS 168 had no effect on our consolidated financial statements other than current references to GAAP which were replaced with references to the applicable Codification.
     Noncontrolling Interest — In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of ASC 810, Consolidation, establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. We adopted the new guidance on a prospective basis beginning January 1, 2009.
     Under the new guidance, the 33% noncontrolling shareholder’s ownership interest in the equity of EfficientLights is included as a separate component of stockholders’ equity in our consolidated balance sheet at September 30, 2009. The 33% noncontrolling shareholder’s ownership interest in the income of EfficientLights for the three and nine months ended September 30, 2009 is included in our consolidated statements of operations as a reduction of net income and earnings per share attributable to PowerSecure International common stockholders. Finally, the noncontrolling shareholder’s interest in the losses accumulated by EfficientLights through December 31, 2008 is ignored for presentation purposes in subsequent consolidated financial statements until such time as EfficientLights is deconsolidated or the noncontrolling shareholder’s interest in EfficientLights is acquired.
     At December 31, 2008, the accumulated share of losses attributable to the noncontrolling shareholder’s interest in EfficientLights exceeded his basis by $479. Under prior guidance, these losses were effectively allocated to PowerSecure International, Inc. shareholders in our historical consolidated financial statements. Also under prior guidance, the noncontrolling shareholder’s interest in the current period income of EfficientLights would have been first offset against the $479 accumulated unrecognized noncontrolling shareholder losses. Accordingly, the effect of the new guidance was to increase the noncontrolling shareholder’s interest in the equity section of our consolidated balance sheet by $479 at September 30, 2009, and to allocate $479 of income to the noncontrolling shareholder during the nine months ended September 30, 2009 that would have otherwise been allocable to PowerSecure International, Inc. shareholders under prior guidance.
     Accounting for Business Combinations— In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations (ASC 805), requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009. Accordingly, the revised guidance did not impact the Company’s previous transactions involving purchase accounting.
     In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the revised guidance, which is now part of ASC 805, pre-acquisition contingencies are recognized at their acquisition-date fair value. The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies.
     The adoption of the revised guidance on January 1, 2009 had no effect on our financial position, results of operations or financial statement disclosures.
     Fair Value Measurements — In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the new guidance on January 1, 2009 did not have any effect on our financial position, results of operations or financial statement disclosures.
     Derivative Instruments and Hedging Activities — In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging Activities, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of the new guidance were effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of the new guidance had no effect on our financial position, results of operations or financial statement disclosures since we did not engage in any hedging activity or hold any derivative instruments.
     Useful Life of Intangible Assets — In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. The revised guidance may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. Disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement is also required.
     The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The adoption of the revised guidance on January 1, 2009 had no effect on our financial position or results of operations or financial statement disclosures related to existing intangible assets.
     Defensive Intangible Assets — In November 2008, the FASB issued new guidance on accounting for defensive intangible assets. The new guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the new guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting and amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with ASC 805 and ASC 820. The adoption of the new guidance on January 1, 2009 had no effect on our financial position or results of operations or financial statement disclosures.
     Participating Securities — In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, Earnings per Share, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the “two-class method.” Under the new guidance, participating securities are redefined to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” All of our unvested restricted stock awards contain non-forfeitable rights to dividends on a basis equal to our other common stockholders. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and we adopted the new guidance effective January 1, 2009.
     In accordance with the provisions of the new guidance, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of its computational guidance. The adoption of the new guidance increased our basic weighted average shares outstanding at September 30, 2008, and reduced our previously reported earnings per share for each of the three and nine month periods ended September 30, 2008, as indicated in the following schedule.

	Three Months	Nine Months
	Ended	Ended
Per Share Amounts:	September 30, 2008	September 30, 2008
As Previously Reported:
Income from continuing operations
Basic	$0.18	$0.60
Diluted	$0.17	$0.57

Net income
Basic	$0.18	$0.59
Diluted	$0.17	$0.57

As Reported Under New Guidance:
Income from continuing operations
Basic	$0.17	$0.58
Diluted	$0.17	$0.56

Net income
Basic	$0.17	$0.57
Diluted	$0.17	$0.56
     Additional Fair Value Measurement Guidance — In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320.
     The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or financial statement disclosures.
     Disclosures about Fair Value of Financial Instruments — In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position, results of operations or financial statement disclosures.

     Other-Than-Temporary Impairments — In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which an entity does not intend to sell a debt security, or it is more likely than not that an entity will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows.
     In addition to the changes in measurement and presentation, the disclosure requirements related to other-than-temporary impairments relating to debt securities are expanded, and all such disclosures are required to be included in both interim and annual periods.
     The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position, results of operations or financial statement disclosures.
     Employers’ Disclosures about Postretirement Benefit Plan Assets — In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. We do not expect the adoption of this new guidance will have any impact on our financial position, results of operations or financial statement disclosures.
     Subsequent Events Disclosure — In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, is consistent with existing accounting standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations. In accordance with the provisions of the new guidance, we have evaluated events subsequent to September 30, 2009 through November 5, 2009, the date these financial statements were issued.

     Fair Value Measurement of Liabilities—In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which provides guidance on the fair value measurement of liabilities. The new guidanc provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009. We do not expect adoption of ASU No. 2009-05 will have any impact on our financial position, results of operations or financial statement disclosures.
     Accounting for Transfers of Financial Assets— In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, has not yet been adopted into Codification. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. We do not expect the adoption of the new guidance will have any impact on our financial position, results of operations or financial statement disclosures.
     Variable Interest Entities — In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into Codification. The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The revised guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The Company does not expect that the provisions of the revised guidance will have any impact on our financial position, results of operations or financial statement disclosures.
     Multiple Deliverable Revenue Arrangements — In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after

January 1, 2011, although earlier application is permitted. We have not determined the impact that this update may have on our financial position, results of operations or financial statement disclosures.
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
     The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$1,654	$2,914	$1,204	$9,807
Loss from discontinued operations	—	—	—	(77)

Net income	$1,654	$2,914	$1,204	$9,730

Basic weighted-average common shares outstanding in period	17,218	17,027	17,158	16,951
Add dilutive effects of stock options and warrants	249	158	16	426

Diluted weighted-average common shares outstanding in period	17,467	17,185	17,174	17,377

Basic earnings (loss) per common share:
Income from continuing operations	$0.10	$0.17	$0.07	$0.58
Loss from discontinued operations	—	—	—	$(0.01)

Basic earnings per common share	$0.10	$0.17	$0.07	$0.57

Diluted earnings (loss) per common share:
Income from continuing operations	$0.09	$0.17	$0.07	$0.56
Loss from discontinued operations	—	—	—	$(0.00)

Diluted earnings per common share	$0.09	$0.17	$0.07	$0.56

4. New Business Unit
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

     The operations of PowerPackages, LLC have been included within our Energy and Smart Grid Solutions operating segment from the date of acquisition. Pro forma results of operations for the periods ended September 30, 2009 and 2008 have not been included herein as the effects of the acquisition were not material to our results of operations.
5. Investment in Unconsolidated Affiliate
     Through WaterSecure, we currently own 40.45% of MM 1995-2, which we account for under the equity method. MM 1995-2 owns and operates five water processing and disposal facilities located in northeastern Colorado. The balance of our equity investment in MM 1995-2 includes approximately $766 and $822 of unamortized purchase premiums we paid on our acquired interests at September 30, 2009 and December 31, 2008, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
     The following table sets forth certain summarized financial information for MM 1995-2 at September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008:

	September 30,	December 31,
	2009	2008
Total current assets	$2,335	$4,645
Property, plant and equipment, net	9,063	8,067
Total other assets	8	17

Total assets	$11,406	$12,729

Total current liabilities	$1,435	$1,393
Long-term note payable	2,955	3,550
Total shareholders’ equity	7,016	7,786

Total liabilities and shareholders’ equity	$11,406	$12,729

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total revenues	$3,034	$4,404	$8,707	$14,771
Total costs and expenses	1,973	2,329	5,477	6,655

Net income	$1,061	$2,075	$3,230	$8,116

6. Debt
     Line of Credit — We have an existing credit agreement with Citibank, N.A., as the administrative agent, and SunTrust Bank and BB&T, providing for a $50 million senior, first-priority secured revolving and term credit facility. The credit facility, as amended, is a $50,000 senior, first-priority secured revolving credit facility that is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.
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
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At September 30, 2009, we were in compliance with these financial covenants.
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
     At September 30, 2009 and December 31, 2008, there were no balances outstanding under the credit facility and we had $50,000 available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
     Equipment Line — On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7.5 million level to $10.0 million. Under this line of credit, our PowerSecure subsidiary could submit equipment purchases to Caterpillar for financing, and Caterpillar could provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as set by Caterpillar on a project by project basis. This line of credit from Caterpillar is a permitted indebtedness under our credit facility with Citibank, although no amounts were drawn on the line. It expired on September 30, 2009, and as of the date of this report we have not renewed this equipment line.
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
     Proceeds of the lease financing have been and continue to be used to finance our PowerSecure subsidiary’s recurring revenue projects as well as to finance capital expenditures and working capital. We account for the lease financing as a capital lease in our consolidated financial statements in accordance with generally accepted accounting principles.
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
     Capital lease obligations at September 30, 2009 and December 31, 2008 consist of our obligations under the equipment lease described above as well as $5 of other lease obligations.
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
     Stock Options — Net income for the three months ended September 30, 2009 and 2008 includes $154 and $103, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the nine months ended September 30, 2009 and 2008 includes $411 and $513, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the nine months ended September 30, 2009 and 2008 was $251 and $313, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
     A summary of option activity for the nine months ended September 30, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2008	1,708	$5.21
Granted	20	4.57
Exercised	(39)	2.11
Expired	(6)	6.88
Forfeited	(54)	10.62

Balance, September 30, 2009	1,629	$5.10	5.03	$1.68

Exercisable, September 30, 2009	1,311	$4.83	4.25	$1.95

     A summary of option activity for the nine months ended September 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2007	1,728	$5.34
Granted	30	12.14
Exercised	(149)	3.15
Canceled	—	—
Forfeited	(63)	11.22

Balance, September 30, 2008	1,546	$5.44	5.38	$0.62

Exercisable, September 30, 2008	1,297	$4.45	4.98	$1.62

     The weighted average grant date fair value of the options granted during the nine months ended September 30, 2009 and 2008 was $2.25 and $6.51, respectively. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	September 30,
	2009	2008
Expected stock price volatilility	54.3%	60.3%
Risk Free interest rate	2.65%	2.96%
Annual dividends	$—	$—
Expected life — employee options	5 years	5 years
Expected life — director options	na	na
     We amortize the fair value of stock option grants over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of September 30, 2009 and December 31 2008, there was $874 and $1,453, respectively, of total unrecognized compensation costs related to all of our outstanding stock options. These costs at September 30, 2009 are expected to be recognized over a weighted average period of 1.5 years.
     During the three months ended September 30, 2009 and 2008, the total intrinsic value of stock options exercised was $6 and $49, respectively. Cash received from stock option exercises during the three months ended September 30, 2009 and 2008 was $29 and $23, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2009 and 2008 was $52 and $84, respectively.
     During the nine months ended September 30, 2009 and 2008, the total intrinsic value of stock options exercised was $74 and $996, respectively. Cash received from stock option exercises during the nine months ended September 30, 2009 and 2008 was $82 and $471, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2009 and 2008 was $488 and $711, respectively.
     Restricted Stock Awards — Net income for the three months ended September 30, 2009 and 2008 includes $261 and $257, respectively, of pre-tax compensation costs related to outstanding restricted stock awards. Net income for the nine months ended September 30, 2009 and 2008 includes $791 and $1,063, respectively, of pre-tax compensation costs related to outstanding restricted stock awards. All of the restricted stock award compensation expense during the three and nine months ended September 30, 2009 and 2008 is included in general and administrative expenses in the accompanying consolidated statements of operations.
     A summary of restricted stock award activity for the nine months ended September 30, 2009 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2008	628	$12.06
Granted	43	4.65
Vested	(90)	10.86
Forfeited	(6)	8.50

Balance, September 30, 2009	575	$11.73

     A summary of restricted stock award activity for the nine months ended September 30, 2008 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2007	641	$12.48
Granted	50	7.99
Vested	(66)	12.01
Forfeited	—	—

Balance, September 30, 2008	625	$12.16

     Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. Restricted stock awards granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. Restricted stock awards granted to employees other than officers vest in equal annual amounts over five years. Restricted stock awards granted to officers are scheduled to vest as follows:
•	A total of 300,000 restricted shares will “cliff vest” in their entirety on August 15, 2012, provided the officer remains employed with us through that date.

•	A total of 22,500 restricted shares will “cliff vest” in their entirety on December 10, 2012, provided the officers remain employed with us through that date.

•	A total of 193,500 restricted shares vest in three equal annual installments, commencing when our annual report on Form 10-K for the year ended December 31, 2009 is filed, based upon the achievement of performance targets each year relating to our net income for fiscal years 2009 through 2012.
•	All restricted and unvested shares will automatically vest upon a change in control.
     The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met.
     At September 30, 2009, the balance of unrecognized compensation cost related to time vesting restricted shares was $2,594, which we expect will be recognized over a weighted average period of approximately 3.1 years. At September 30, 2009, the balance of unrecognized compensation cost related to performance vesting restricted shares was $2,417. The period over which these unrecognized compensation costs will be recognized is not determinable as achievement of performance conditions for fiscal 2009 and beyond is currently not probable or determinable.
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
     Although we believe our suppliers’ warranties generally cover these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, or the performance issues are not covered by manufacturer’s warranties, and our customers may claim to incur damages as a result of those performance issues. In those cases, we vigorously defend our position and rights, including our warranty rights, and we take all commercially practical actions to ensure our customers are fully satisfied with the quality of our products and services and do not incur any damages. We estimate that from time to time we have performance issues with an amount equivalent to approximately 5-10% of our estimated annual revenues related to manufacturer’s component parts installed in distributed generation systems deployed at customer’s sites, and other products and equipment we have sold to various customers across our business lines, and additional performance issues could arise in the future. We work collaboratively with the manufacturers to resolve these issues. However, in the event the manufacturers’ solutions do not fully satisfy the required performance standards, we could incur additional costs to replace, rebuild, or repair these systems and equipment, as well as incur adverse material future financial consequences related to the cancellation of customer contracts, including reduced revenues (and backlog), additional expenses and capital cost, and asset write-offs. In certain instances, these performance issues could also result in customer’s claims for damages. To date, manufacturers have rectified these performance issues to meet our customers’ required performance standards with minimal additional cost to us, however, we cannot provide any assurance that an acceptable solution will be achieved in each case in the future, or if a solution is achieved the timing or costs to us associated with such solutions. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business. Accordingly, potential negative financial impacts from these items cannot be estimated at this time.
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
10. Income Taxes
     The tax provision recorded at September 30, 2009 is our best estimate of our tax expense taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our valuation allowance.
11. Segment Information
     Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Energy and Smart Grid Solutions, and Energy Services. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Previously, we were also engaged in a third business segment, Automated Energy Data Collection and Telemetry. That segment of our business has been discontinued and the results of its operations are excluded from our segment information below.
     Energy and Smart Grid Solutions — Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but shares a common customer base with other PowerSecure subsidiary products and services and which we grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results; and
     Energy Services — Through our Southern Flow and WaterSecure subsidiaries we serve customers in the oil and natural gas production business with our measurement services and products, and water processing and disposal services. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing. WaterSecure, through its equity investment MM 1995-2, provides water processing and disposal for oil and natural gas producers.
     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on income (loss) before income taxes. Intersegment sales are not significant. During the year ended December 31, 2008, we changed the composition of our reportable segments to include the management fees and equity income of our WaterSecure operations within our Energy Services segment. Previously, our WaterSecure operations were not included in our segment activity. The segment activity for the three and nine months ended September 30, 2008 has been reclassified to conform to current year presentation.
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

	Three Months Ended September 30, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$23,579	$4,142	$—	$27,721
Cost of sales	14,316	3,153	—	17,469

Gross profit	9,263	989	—	10,252

Operating expenses:
General and administrative	4,802	454	1,143	6,399
Selling, marketing and service	981	16	—	997
Depreciation and amortization	564	92	1	657

Total operating expenses	6,347	562	1,144	8,053

Operating income (loss)	2,916	427	(1,144)	2,199
Other income and (expenses)
Management fees	—	106	—	106
Equity income	—	429	—	429
Interest and other income	—	—	36	36
Interest and finance charges	(75)	—	(69)	(144)

Income (loss) before income taxes	$2,841	$962	$(1,177)	$2,626

Total capital expenditures	$804	$94	$—	$898

Total investment in unconsolidated affiliate	$—	$3,739	$—	$3,739

Total assets	$79,965	$15,959	$13,138	$109,062

	Three Months Ended September 30, 2008
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$28,706	$4,851	$—	$33,557
Cost of sales	18,950	3,696	—	22,646

Gross profit	9,756	1,155	—	10,911

Operating expenses:
General and administrative	5,624	515	1,003	7,142
Selling, marketing and service	1,245	7	—	1,252
Depreciation and amortization	479	63	2	544

Total operating expenses	7,348	585	1,005	8,938

Operating income (loss)	2,408	570	(1,005)	1,973
Other income and (expenses)
Management fees	—	137	—	137
Equity income	—	840	—	840
Interest and other income	32	1	56	89
Interest and finance charges	(28)	—	(27)	(55)

Income (loss) before income taxes	$2,412	$1,548	$(976)	$2,984

Total capital expenditures	$742	$152	$—	$894

Total investment in unconsolidated affiliate	$—	$3,968	$—	$3,968

Total assets	$79,287	$16,027	$10,583	$105,897

	Nine Months Ended September 30, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$59,465	$13,111	$—	$72,576
Cost of sales	38,386	9,809	—	48,195

Gross profit	21,079	3,302	—	24,381

Operating expenses:
General and administrative	13,589	1,469	3,453	18,511
Selling, marketing and service	2,764	33	—	2,797
Depreciation and amortization	1,501	257	4	1,762

Total operating expenses	17,854	1,759	3,457	23,070

Operating income (loss)	3,225	1,543	(3,457)	1,311
Other income and (expenses)
Management fees	—	309	—	309
Equity income	—	1,307	—	1,307
Interest and other income	3	—	124	127
Interest and finance charges	(260)	—	(203)	(463)

Income (loss) before income taxes	$2,968	$3,159	$(3,536)	$2,591

Total capital expenditures	$2,270	$374	$—	$2,644

	Nine Months Ended September 30, 2008
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$94,869	$14,215	$—	$109,084
Cost of sales	64,021	10,332	—	74,353

Gross profit	30,848	3,883	—	34,731

Operating expenses:
General and administrative	16,964	1,445	3,594	22,003
Selling, marketing and service	4,452	13	—	4,465
Depreciation and amortization	1,345	178	5	1,528

Total operating expenses	22,761	1,636	3,599	27,996

Operating income (loss)	8,087	2,247	(3,599)	6,735
Other income and (expenses)
Management fees	—	450	—	450
Equity income	—	3,030	—	3,030
Interest and other income	72	25	337	434
Interest and finance charges	(82)	—	(76)	(158)

Income (loss) before income taxes	$8,077	$5,752	$(3,338)	$10,491

Total capital expenditures	$15,826	$231	$—	$16,057

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion and analysis of our consolidated results of operations for the three and nine month periods ended September 30, 2009, which we refer to as the third quarter 2009 and nine month period 2009, respectively, and the three and nine month period ended September 30, 2008, which we refer to as the third quarter 2008 and nine month period 2008, respectively, and of our consolidated financial condition as of September 30, 2009 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
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
     Through our PowerSecure, Inc. subsidiary we operate our Energy and Smart Grid Solutions segment and focus on three of these areas: Interactive Distributed Generation®, Utility Infrastructure, and Energy Efficiency. Our core Interactive Distributed Generation® business involves installing sophisticated electric power generation equipment at the location where the electricity is utilized. This equipment provides a dependable backup power supply during power outages, and provides a more efficient and environmentally friendly source of power during high cost periods of peak power demand. Our Interactive Distributed Generation® systems contain sophisticated electronic controls, which enable our systems to be monitored “24x7” by our Smart Grid Monitoring Center, safeguarding our customers from power outages and their related costs. Through this monitoring center, we utilize our proprietary smart grid capabilities to forecast utilities’ peak demand, and electronically deploy our systems to deliver more efficient and environmentally friendly power during these periods. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.
     Our Utility Infrastructure business is focused on helping utilities design and build infrastructure to enhance the efficiency and effectiveness of our nation’s electric grid, including transmission and distribution system upgrades, installation of advanced metering and efficient lighting, and emergency storm restoration. Additionally, we provide utilities with a wide range of engineering and design services, and consulting services for regulatory and rate design matters. Our Energy Efficiency business is focused on providing lighting solutions for commercial, industrial, and institutional customers, including our state-of-the-art green EfficientLights LED lighting technology for refrigerated cases in grocery, retail drug, and convenience stores.
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
Recent Developments
     We currently hold a 67% ownership interest in EfficientLights and have an option to purchase the remaining 33% ownership interest, which would provide us with 100% ownership of this business. Under the terms of this option, we have the right to acquire the remaining 33% ownership interest in exchange for 1,000,000 shares of our common stock. In the event that the average closing price per share of our common stock is less than $10.00 for the ten trading days prior to date we give notice of our intent to exercise this purchase option, then the number of shares of our common stock that we will be required to deliver in exchange for the 33% ownership interest will be increased to an aggregate amount equal to $10.0 million, based on the foregoing average closing price per share. In the event that we exercise this option, EfficientLights would become our wholly-owned subsidiary, we would include all of the operating results related to the business, including the remaining 33% interest, in our consolidated financial statements, without reduction for net income attributable to noncontrolling asset, and the number of our shares of common stock outstanding would increase by the number of shares issued in exchange for the 33% interest. From time to time, we evaluate the possibility of exercising this option, depending on the evolving circumstances we deem relevant, including without limitation the financial performance, growth and prospects of EfficientLights.
     On May 8, 2009, our PowerSecure subsidiary established a new business unit, PowerPackages, LLC, to provide our utility partners an efficient, dependable continuous power source for its customers. The new business unit broadens our PowerSecure subsidiary’s interactive distributed generation system capabilities by utilizing medium speed engine technology as the system’s power source. To facilitate the new business unit, our PowerSecure subsidiary purchased the inventory and equipment of Design Power International, Inc. The fair value of the assets acquired was $0.8 million, which also represents the purchase price of the assets.
     To complement our project-based Interactive Distributed Generation® sales model, we have implemented a recurring revenue business model, which is our marketing and business strategy that is designed to generate a base of revenues that recur on an annual basis from ongoing, long-term distributed generation projects. Since late 2007, this strategy has generated several new long-term recurring revenue contracts with utility partners and their customers under which we provide them with distributed generation systems which provide standby power and the ability to produce more efficient electricity during peak power periods for a number of years, typically five to fifteen years, and we receive revenues throughout the term of these contracts. As we enter into more of these arrangements, we expect to receive an increased and more stable base of future revenue, profit and cash flow. Because these recurring revenue contracts require us to fund the initial capital investment for the distributed generation system, development of these recurring revenue projects requires a substantial increase in our capital expenditures, utilizes cash flow from operations, and, if needed, debt and lease financing. It also extends revenue and profit recognition over longer periods compared to our traditional project-based sales, where revenue and profit is recognized as the projects are completed. Accordingly, as these long-term recurring revenue projects become an increasing portion of our overall projects and business, we will have a need for more capital in the short-term to finance these recurring revenue projects, with the anticipated goal of greater and more stable future revenues with higher gross margins. During the nine month period 2009, we incurred approximately $2.6 million in total capital expenditures, including $1.5 million invested in capital expenditures for PowerSecure-owned distributed generation systems to generate future recurring revenue and profit under recurring revenue contracts.
     Due to a decrease in revenues in our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during the third quarter 2009 decreased by $5.8 million, representing a 17.4% decrease compared to our third quarter 2008 consolidated revenues. The decrease in revenues in the third quarter 2009 over the third quarter 2008 was attributable to a decline in revenues from Publix, our largest customer in the prior year period, along with the combination of the continued difficult economic environment, the uncertain regulatory environment, and the crisis in the capital markets which reduced capital spending by our customers. In anticipation of lower revenues in light of very difficult current economic conditions and the capital markets crisis, we implemented measures during the third quarter of 2008 as well periodically during the nine month period 2009 to control our operating costs, including staff reductions and compensation measures such as cutbacks in certain bonus plans as well as other employee incentives, and other sales and general and administrative spending reductions. As a result, our total operating expenses during the third quarter 2009 decreased by $0.9 million, or 9.9%, compared to our third quarter 2008 operating expenses. We expect these cost reduction measures to continue over the near-term as we determine necessary to address the negative effects of the current economic recession on our business. Over the long-term, however, we expect to continue to invest in operational infrastructure and sales and new business development to drive and support our growth. As a result of decreased prices and volumes in the oil and gas markets, our third quarter 2009 management fees and equity income from the WaterSecure operations decreased by a combined $0.4 million compared to the third quarter 2008. Overall, our income from continuing operations and net income was $1.7 million during the third quarter 2009, as compared to income from continuing operations and net income of $2.9 million during the third quarter 2008.
     Due to a decrease in revenues in our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during the nine month period 2009 decreased by $36.5 million, representing a 33.5% decrease compared to our nine month period 2008 consolidated revenues. The decrease in revenues in the nine month period 2009 over the nine month period 2008 was attributable to the same factors attributable to the decrease in revenues during the third quarter 2009 compared to the third quarter 2008 discussed above. As a result of our cost reduction measures described above, our total operating expenses during the nine month period 2009 decreased by $4.9 million, or 17.6%, compared to our nine month period 2008 operating expenses. As a result of decreased prices and volumes in the oil and gas markets, our nine month period 2009 management fees and equity income from the WaterSecure operations decreased by a combined $1.9 million compared to the nine month period 2008. Overall, our income from continuing operations was $1.2 million during the nine month period 2009, as compared to income from continuing operations of $9.8 million during the nine month period 2008. Our net income was $1.2 million during the nine month period 2009, as compared to net income of $9.7 million during the nine month period 2008, which included a loss from discontinued operations of $0.1 million.
     As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2008 or our quarter and nine month periods ended September 30, 2009, will be indicative of our future results, especially in light of the current significant downturn in the economy and crisis negatively affecting the credit and capital markets.
Backlog
     As of the date this report is filed, our revenue backlog expected to be recognized after September

30, 2009 is $90 million. This includes revenue related to new business announcements made by us on September 29 and October 14, 2009, and is $2 million more than the $88 million of revenue backlog we reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 6, 2009. Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:
     Revenue backlog to be recognized after September 30, 2009

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue—Near term	$35 Million	4Q09 through 2Q10
Project-based Revenue—Long term	$19 Million	3Q10 through 2011
Recurring Revenue	$37 Million	4Q09 through 2016

Backlog to be recognized after September 30, 2009	$90 Million
Note: Anticipated revenue and primary recognition periods are estimates subject risks and uncertainties and subject to change. Consistent with past practice, these revenue backlog amounts are not intended to constitute our total revenue over the indicated time periods, as we have additional, regular on-going revenues. Examples of additional, regular recurring revenues include revenues from our Southern Flow business, engineering fees, and certain monitoring and maintenance revenue, among others. Numbers may not add due to rounding.
     Orders in our backlog are subject to delay, deferral, acceleration, resizing, or cancellation from time to time by our customers, subject to contractual rights. Given the irregular sales cycle of customer orders, and especially of large orders, our revenue backlog at any given time is not necessarily an accurate indication of our future revenues.
Operating Segments
     We conduct our operations through two operating segments: Energy and Smart Grid Solutions, and Energy Services. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business has a different customer base, requires different technology and personnel, and has different marketing strategies. Previously, we were also engaged in a third business segment, Automated Energy Data Collection and Telemetry. That segment of our business has been discontinued and the results of its operations are reported as discontinued operations.
Energy and Smart Grid Solutions
     Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but share a common customer base with other PowerSecure subsidiary products and services and which we grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results.

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
Results of Operations
     The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the third quarter 2009 compared to the third quarter 2008 excludes revenues, gross profit, and costs and expenses of discontinued operations.
Third Quarter 2009 Compared to Third Quarter 2008
     Revenues
     Our segment revenues are generated entirely by sales and services provided by our PowerSecure subsidiary (Energy and Smart Grid Solutions segment) and our Southern Flow subsidiary (Energy Services segment). The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$23,579	$28,706	$(5,127)	-17.9%
Energy Services	4,142	4,851	(709)	-14.6%

Total	$27,721	$33,557	$(5,836)	-17.4%

     Our consolidated revenues for the third quarter 2009 decreased $5.8 million, or 17.4%, compared to the third quarter 2008 due primarily to a decrease in our Energy and Smart Grid Solutions segment revenues, together with a smaller decrease in sales and service revenues of our Energy Services segment.
     Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation® projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation® sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues decreased by $5.1 million, or 17.9%, during the third quarter 2009 compared to the third quarter 2008. The decrease in those revenues in the third quarter 2009 over the third quarter 2008 was attributable to a decline in revenues from Publix, our largest customer in the prior period, partially offset by an increase in revenues from our other customers. The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%

Revenues from Publix projects	$3,454	$9,002	$(5,548)	-61.6%
Revenues from all other customers	20,125	19,704	421	2.1%

Total	$23,579	$28,706	$(5,127)	-17.9%

Publix as a percentage of total Energy and Smart Grid Solutions segment revenues	14.6%	31.4%
     The overall decrease in our Energy and Smart Grid Solutions segment revenues during the third quarter 2009 compared to the third quarter 2008 of $5.1 million was driven by a $5.5 million decrease in revenues from Publix Supermarkets partially offset by a $0.4 million increase in project-based revenues from customers other than Publix. The 61.6% decline in revenues from Publix is due to the completion in 2008 of the majority of the Publix distributed generation systems awarded to us. The 2.1% increase in sales to customers other than Publix was primarily the result of increased revenues from our EfficientLights LED lighting technology products and services. Notwithstanding increases in revenues from our LED lighting products and services, the economic downturn and difficult capital markets continued to negatively affect the demand for our products and services and the ability of potential customers to finance the purchase of our products and services during the third quarter 2009 compared to the third quarter 2008.
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
     We expect that, during the remainder of 2009 and beyond, revenues from Publix will continue to constitute a smaller portion of our total revenues than in recent years because we have completed the majority of the Publix distributed generation systems awarded to us, and our anticipated future projects from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount. At present, management expects future Energy and Smart Grid Solutions segment revenues will continue to be negatively impacted by current economic conditions, including the lack of availability of credit which makes it difficult for certain of our customers to finance the purchase of our systems. In addition, some of our customers have indicated they are deferring capital expenditures until economic conditions show indications of improvement. As a result, management expects our Energy and Smart Grid Solutions segment revenues to remain depressed during the remainder of 2009, and perhaps beyond, depending on how quickly economic conditions stabilize and customers resume pre-recession spending on capital improvements and energy efficiency.
     Our Energy Services segment sales and service revenue decreased 14.6% during the third quarter 2009 compared to the third quarter 2008, due to a combined decrease in field and service related revenues together with a decrease in equipment sales. The recent decline in market conditions in the oil and gas sector negatively affected our Energy Services segment sales and service revenue during the third quarter

2009, and we expect low natural gas prices to continue to negatively affect our Energy Services segment in the foreseeable future. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.
Gross Profit and Gross Profit Margins
     Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%

Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$14,316	$18,951	$(4,635)	-24.5%
Energy Services	3,153	3,695	(542)	-14.7%

Total	$17,469	$22,646	$(5,177)	-22.9%

Segment Gross Profit:
Energy and Smart Grid Solutions	$9,263	$9,755	$(492)	-5.0%
Energy Services	989	1,156	(167)	-14.4%

Total	$10,252	$10,911	$(659)	-6.0%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	39.3%	34.0%
Energy Services	23.9%	23.8%
Total	37.0%	32.5%
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 22.9% decrease in our consolidated cost of sales and services for the third quarter 2009, compared to the third quarter 2008, was attributable almost entirely to the costs avoided associated with the 17.4% decrease in sales together with the positive effects of factors described below resulting in the improvement in our gross profit margin.
     The 24.5% decrease in our Energy and Smart Grid Solutions segment cost of sales and services in the third quarter 2009 was driven by a 17.9% decrease in our Energy and Smart Grid Solutions segment sales and services revenue, together with factors leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit decreased $0.5 million, or 5.0%, in the third quarter 2009, compared to the third quarter 2008. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 5.3 percentage points in the third quarter 2009 over the third quarter 2008, to 39.3%. A total of $1.7 million of the gross profit decrease was driven by the decline in our Energy and Smart Grid Solutions segment’s revenue, partially offset by the positive effects of a $1.2 million improvement due to the mix of projects year-over-year as well as reductions in costs taken in response to anticipated negative economic conditions. Specific cost reduction measures taken in 2009 include reductions in construction personnel and other operational spending reductions.

     The 14.7% decrease in our Energy Services segment costs of sales and services in the third quarter 2009 is primarily the result of the costs associated with the 14.6% decrease in its sales and service revenues, partially offset by factors that resulted in an improvement in our Energy Services segment gross profit margin. Our Energy Services segment gross profit margin increased to 23.9% for the third quarter 2009, compared to 23.8% during the third quarter 2008. The increase in our Energy Services segment gross profit margin was due to improved efficiencies in the utilization of field personnel in the third quarter 2009 compared to the third quarter 2008.
     Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	The absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term;

•	Our ability to improve our operating efficiency and benefit from economies of scale;

•	Our ability to manage our materials and labor costs;

•	The cost to maintain and run distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel;

•	The geographic density of our projects;

•	The mix of higher and lower margin products and services;

•	The selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	The price of oil and natural gas, the financial health of our customer base, and the level of new oil and natural gas production activity in our operating geography;

•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful; and

•	Other factors described below under “—Fluctuations.”
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

     Operating Expenses
     Our operating expenses include general and administrative expense, selling, marketing and service expense and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Consolidated Operating Expenses:
General and administrative	$6,399	$7,142	$(743)	-10.4%
Selling, marketing and service	997	1,252	(255)	-20.4%
Depreciation and amortization	657	544	113	20.8%

Total	$8,053	$8,938	$(885)	-9.9%

     Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. In anticipation of the current economic recession and in anticipation of a decline in revenues during a significant portion of 2009, we took measures during the third quarter of 2008, and again during the nine month period 2009, to control our costs and reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. We expect these cost reduction measures to continue over the near-term in order to address the negative effects of the current economic downturn on our business. Over the long-term, however, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.
     General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 10.4% decrease in our consolidated general and administrative expenses in the third quarter 2009, as compared to the third quarter 2008, was due to staff reductions, decreases in incentive compensation expense, and other measures taken at our Energy and Smart Grid Solutions segment to control and reduce our costs. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$3,054	$3,740	$(686)	-18.3%
Vehicle lease and rental	545	676	(131)	-19.4%
Insurance	265	249	16	6.4%
Rent-office and equipment	209	206	3	1.5%
Professional fees and consulting	169	96	73	76.0%
Travel	189	212	(23)	-10.8%
Development costs	18	29	(11)	-37.9%
Other	353	416	(63)	-15.1%
Energy Services	454	515	(61)	-11.8%
Unallocated Corporate Costs	1,143	1,003	140	14.0%

Total	$6,399	$7,142	$(743)	-10.4%

     The decrease in our Energy and Smart Grid Solutions segment personnel costs during the third quarter 2009, as compared to the third quarter 2008, was due to staff reductions, decreases in incentive compensation expense, and other actions taken to reduce costs in anticipation of a decrease in revenues at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, travel, development and other expenses decreased as a result of our specific cost reduction efforts. We expect our Energy and Smart Grid Solutions general and administrative expenses to remain relatively consistent from our third quarter 2009 levels in the near-term as we continue to manage the effects of the current economic recession on our business. Over the long-term, we expect our expenses in these areas to increase at our Energy and Smart Grid Solutions segment as we return to investing and supporting long-term growth.
     Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Energy Services segment. The decrease in our Energy Services segment general and administrative expense during the third quarter 2009, as compared to the third quarter 2008 was due to similar cost reduction initiatives taken in anticipation of a decrease in revenues at our Southern Flow subsidiary. We expect general and administrative expenses at our Energy Services segment to stabilize or decline slightly from current levels over the near-term. Over the long-term, we expect recent growth initiatives implemented in our Southern Flow subsidiary will increase its revenue growth and expand its markets and business opportunities and will likely result in increased general and administrative expenses in the future.
     Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. Overall, these costs increased during the third quarter 2009 as compared to the third quarter 2008 due to an increase in stock compensation expense and public company costs.
     Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 20.4% decrease in selling, marketing and service expenses in the third quarter 2009, as compared to the third quarter 2008, was due to reductions in sales compensation expense driven by the current period decline in revenues at our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$463	$523	$(60)	-11.5%
Commission	271	507	(236)	-46.5%
Travel	136	148	(12)	-8.1%
Advertising and promotion	92	72	20	27.8%
Bad debt expense (recovery)	19	(5)	24	-480.0%
Energy Services	16	7	9	128.6%

Total	$997	$1,252	$(255)	-20.4%

     In the future, we expect our near-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to stabilize at current levels in the near-term as we continue to manage our costs and have lower commission expense due to lower revenues as a result of the current economic recession, but increase in the long-term to reflect, drive, and support future growth.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The $113, or 20.8%, overall increase in depreciation and amortization expenses in the third quarter 2009, as compared to the third quarter 2008, primarily reflects capital investments at both our Energy and Smart Grid Solutions segment and our Energy Services segment throughout 2008 and early 2009. As a result, we incurred a $29, or 46.0% increase in depreciation and amortization expenses at our Energy Services segment and a $85, or 17.7%, increase at our Energy and Smart Grid Solutions segment in the third quarter 2009, compared to the third quarter 2008.
     Other Income and Expenses
     Our other income and expenses include management fees and equity income earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest and other income	$—	$32	$(32)	-100.0%
Interest and finance charges	(75)	(28)	(47)	167.9%

Segment total	(75)	4	(79)

Energy Services:
Management fees	106	137	(31)	-22.6%
Equity income	429	840	(411)	-48.9%
Interest and other income	—	1	(1)	-100.0%

Segment total	535	978	(443)

Unallocated Corporate:
Interest and other income	36	56	(20)	-35.7%
Interest and finance charges	(69)	(27)	(42)	-155.6%
Income tax benefit (provision)	(423)	(70)	(353)	-504.3%

Segment total	(456)	(41)	(415)

Total	$4	$941	$(937)

     Interest and Other Income. Interest and other income for each segment consists of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest and other income decreased by $53 during the third quarter 2009, as compared to the third quarter 2008. This decrease was attributable to a decline in our interest income resulting from declining interest rates earned on our cash and cash equivalent balances in the third quarter 2009 compared to the third quarter 2008. Our future interest income will depend on our interest-bearing cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
     Interest and Finance Charges. Interest and finance charges for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest and finance charges increased by $89 during the third quarter 2009, as compared to the third quarter 2008. The increase in our unallocated corporate interest and finance charges reflects the unused revolving credit facility fee and amortization of our finance charges incurred on our credit facility. The increase in our Energy and Smart Grid Solutions segment interest and finance charges reflects interest and amortized finance charges on a $5.9 million capital lease obligation which we entered into in December 2008 to finance certain recurring revenue projects. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund capital expenditures for equipment deployed for recurring revenue projects in our Energy and Smart Grid Solutions segment.
     Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Due to the continued economic downturn and the significant reduction in oil and gas prices during early 2009 compared to 2008, the current market conditions in the oil and gas sector have substantially weakened in 2009 compared to 2008 and have negatively affected the revenues of the WaterSecure operations in 2009. As a direct result, our Energy Services segment management fees decreased in the third quarter 2009 by 22.6% compared to the third quarter 2008.
     Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations as well as changes in our ownership interest. During the third quarter 2009, our equity income decreased by $0.4 million, or 48.9%, over the third quarter 2008. The performance of the WaterSecure operations, and our related equity income, was negatively affected by soft market conditions and prices in the oil and gas sector generally, and in the region in which it operates, during the third quarter 2009.
     Income Taxes. Our income tax provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, and expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. The increase in our the third quarter 2009 income tax provision compared to our the third quarter 2008 income tax provision was due to an increase in tax expense associated with certain tax positions that we have taken during 2009 compared to 2008.
      Nine Month Period 2009 Compared to Nine Month Period 2008
     Revenues
     The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$59,465	$94,869	$(35,404)	-37.3%
Energy Services	13,111	14,215	(1,104)	-7.8%

Total	$72,576	$109,084	$(36,508)	-33.5%

     Our consolidated revenues for the nine month period 2009 decreased $36.5 million, or 33.5%, compared to the nine month period 2008 due primarily to a decrease in our Energy and Smart Grid Solutions segment revenues, together with a smaller decrease in sales and service revenues of our Energy Services segment.
     Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation® projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation® sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues decreased by $35.4 million, or 37.3%, during the nine month period 2009 compared to the nine month period 2008. The decrease in those revenues in the nine month period 2009 over the nine month period 2008 was attributable to a decline in revenues from Publix, our largest customer, along with the combination of the difficult economic environment, the uncertain regulatory environment, and the difficult capital markets which reduced capital spending by our customers. The decline in revenues from Publix is due to the completion in 2008 of the majority of the Publix distributed generation systems awarded to us. The continued economic downturn and difficult capital markets negatively affected the demand for our products and services and the ability of potential customers to finance the purchase of our products and services.
     The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%

Revenues from Publix projects	$7,593	$42,093	$(34,500)	-82.0%
Revenues from all other customers	51,872	52,776	(904)	-1.7%

Total	$59,465	$94,869	$(35,404)	-37.3%

Publix as a percentage of total Energy and Smart Grid Solutions segment revenues	12.8%	44.4%
     The overall decrease in our Energy and Smart Grid Solutions segment revenues during the nine month period 2009 compared to the nine month period 2008 of $35.4 million was driven by a $34.5 million decrease in revenues from Publix together with a $0.9 million net decrease in other revenues.
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
     We expect that, during the remainder of 2009 and beyond, revenues from Publix will be a small portion of our total revenues because in 2008 we completed the majority of the Publix distributed generation systems awarded to us, and our anticipated future projects from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount. Management expects that Energy and Smart Grid Solutions segment revenues, while improving, will continue to be negatively impacted in the near-term by difficult economic conditions including the tight credit markets which make it difficult for certain of our customers to purchase our distributed generation systems. In addition, some of our customers have indicated they are deferring capital expenditures until economic conditions show indications of improvement. As a result, management expects our Energy and Smart Grid Solutions segment revenues to remain depressed until economic conditions stabilize and customers resume pre-recession spending on capital improvements and energy efficiency.
     Our Energy Services segment sales and service revenue decreased by $1.1 million, or 7.8%, during the nine month period 2009, as compared to the nine month period 2008, due to a decrease in both field and service related revenues and a decrease in equipment sales. The recent decline in market conditions in the oil and gas sector negatively affected our Energy Services segment sales and service revenue during the nine month period 2009, and we expect low natural gas prices to continue to negatively affect our

Energy Services segment in the foreseeable future. In addition, our Energy Services revenues can be significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.
     Gross Profit and Gross Profit Margins
     The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$38,386	$64,021	$(25,635)	-40.0%
Energy Services	9,809	10,332	(523)	-5.1%

Total	$48,195	$74,353	$(26,158)	-35.2%

Segment Gross Profit:
Energy and Smart Grid Solutions	$21,079	$30,848	$(9,769)	-31.7%
Energy Services	3,302	3,883	(581)	-15.0%

Total	$24,381	$34,731	$(10,350)	-29.8%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	35.4%	32.5%
Energy Services	25.2%	27.3%
Total	33.6%	31.8%
     The 35.2% decrease in our consolidated cost of sales and services for the nine month period 2009, compared to the nine month period 2008, was attributable almost entirely to the costs avoided associated with the 33.5% decrease in sales.
     The 40.0% decrease in our Energy and Smart Grid Solutions segment cost of sales and services in the nine month period 2009 was driven by a 37.3% decrease in our Energy and Smart Grid Solutions segment sales and services revenue, together with factors leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit decreased $9.8 million, or 31.7%, in the nine month period 2009, compared to the nine month period 2008. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 2.9 percentage points in the nine month period 2009 over the nine month period 2008, to 35.4%. A total of $11.5 million of the gross profit decrease was driven by the decline in our Energy and Smart Grid Solutions segment’s revenue, partially offset by the positive effects of a $1.7 million improvement due to the mix of projects year-over-year as well as reduction in costs taken in response to anticipated negative economic conditions affecting our sales. These cost reduction measures include reductions in construction personnel and other operational spending reductions.
     The 5.1% decrease in our Energy Services segment costs of sales and services in the nine month period 2009 was due primarily to the 7.8% decline in its sales and service revenues, together with factors that resulted in a decline in our Energy Services segment gross profit margin. Our Energy Services segment gross profit margin decreased to 25.2% for the nine month period 2009, compared to 27.3% during the nine month period 2008. The decline in our Energy Services segment gross profit margin was due to reduced efficiencies in the utilization of field personnel due to the lower revenues in the nine month period 2009 as compared to the nine month period 2008, particularly in the first and second quarters of 2009. During the second and third quarters of 2009, our Southern Flow subsidiary took additional actions to reduce personnel costs in response to the decline in sales and service revenues. The effects of these cost reductions were not fully realized during the nine month period 2009.
      Operating Expenses
     The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Consolidated Operating Expenses:
General and administrative	$18,511	$22,003	$(3,492)	-15.9%
Selling, marketing and service	2,797	4,465	(1,668)	-37.4%
Depreciation and amortization	1,762	1,528	234	15.3%

Total	$23,070	$27,996	$(4,926)	-17.6%

     During the nine month period 2008, we expanded our investment in personnel driven by our high levels of revenue, diversification investments in new businesses, and high levels of projects. In anticipation of the current economic recession and in anticipation of a decline in revenues during a significant portion of 2009, we took measures during the third quarter of 2008, and again in 2009 to control our costs and reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. We expect these cost reduction measures to continue over the near-term in order to address the negative effects of the current economic downturn on our business. Over the long-term, however, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.
     General and Administrative Expenses. The 15.9% decrease in our consolidated general and administrative expenses in the nine month period 2009, as compared to the nine month period 2008, was due to cost reductions in corporate expenses and staff reductions and other measures taken at our Energy and Smart Grid Solutions segment to control and reduce our costs. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$8,748	$11,064	$(2,316)	-20.9%
Vehicle lease and rental	1,318	1,794	(476)	-26.5%
Insurance	806	706	100	14.2%
Rent-office and equipment	570	656	(86)	-13.1%
Professional fees and consulting	314	435	(121)	-27.8%
Travel	544	667	(123)	-18.4%
Development costs	104	93	11	11.8%
Other	1,185	1,549	(364)	-23.5%

Energy Services	1,469	1,445	24	1.7%

Unallocated Corporate Costs	3,453	3,594	(141)	-3.9%

Total	$18,511	$22,003	$(3,492)	-15.9%

     The decrease in our Energy and Smart Grid Solutions segment personnel costs during the nine month period 2009, as compared to the nine month period 2008, was due to staff reductions and other actions taken to reduce costs in anticipation of a decrease in revenues at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, professional and consulting fees, travel and other expenses decreased as a result of our specific cost reduction efforts. We expect our Energy and Smart Grid Solutions general and administrative expenses to remain relatively consistent from our nine month period 2009 levels in the near-term as we continue to manage the effects of the current economic recession on our business. Over the long-term, we expect our expenses in these areas to increase at our Energy and Smart Grid Solutions segment as we return to investing and supporting long-term growth.
     The slight increase in our Energy Services segment general and administrative expense during the nine month period 2009, as compared to the nine month period 2008 was due to investments in additional personnel to support growth initiatives in the operations of our Southern Flow subsidiary. We expect general and administrative expenses at our Energy Services segment to decline slightly from current levels over the near-term as cost reduction actions taken in the second and third quarters of 2009 take effect. Over the long-term, we expect that as the oil and gas markets improve, and as recent growth initiatives implemented in our Southern Flow subsidiary progress, revenues will improve and will likely result in increased general and administrative expenses in the future.
     The decrease in unallocated corporate costs during the nine month period 2009 as compared to the nine month period 2008 is due to a decline in bonus expense and a reduction of stock compensation expense.
     Selling, Marketing and Service Expenses. The 37.4% decrease in selling, marketing and service expenses in the nine month period 2009, as compared to the nine month period 2008, was due to reductions in sales compensation expense driven by the current period decline in revenues, advertising and promotion, travel, and a decrease in bad debt expense at our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$1,368	$1,621	$(253)	-15.6%
Commission	770	1,841	(1,071)	-58.2%
Travel	392	472	(80)	-16.9%
Advertising and promotion	208	272	(64)	-23.5%
Bad debt expense (recovery)	26	246	(220)	-89.4%

Energy Services	33	13	20	153.8%

Total	$2,797	$4,465	$(1,668)	-37.4%

     In the future, we expect our near-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to stabilize at current levels in the near-term as we continue to manage our costs and have lower commission expense due to lower revenues as a result of the current economic recession, but increase in the long-term to reflect, drive, and support future growth.
     Depreciation and Amortization Expenses. The 15.3% increase in depreciation and amortization expenses in the nine month period 2009, as compared to the nine month period 2008, primarily reflects an increase in depreciable assets placed in service in our Energy and Smart Grid Solutions segment throughout 2008, including capital expenditures related to Interactive Distributed Generation® systems installed for sales under our recurring revenue model. Primarily as a result of the above, our Energy and Smart Grid Solutions segment depreciation and amortization expenses increased in the nine month period 2009 by $156, or 11.6%, compared to the nine month period 2008. Depreciation and amortization expense at our Energy Services segment also increased in the nine month period 2009 by $79, or 44.4%, compared to the nine month period 2008 due to capital investments late in 2008 and early 2009 to support growth initiatives.
     Other Income and Expenses
     The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2009	2008	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest and other income	$3	$72	$(69)	-95.8%
Interest and finance charges	(260)	(82)	(178)	217.1%

Segment total	(257)	(10)	(247)

Energy Services:
Management fees	309	450	(141)	-31.3%
Equity income	1,307	3,030	(1,723)	-56.9%
Interest and other income	—	25	(25)	-100.0%

Segment total	1,616	3,505	(1,889)

Unallocated Corporate:
Interest and other income	124	337	(213)	-63.2%
Interest and finance charges	(203)	(76)	(127)	-167.1%
Income tax benefit (provision)	(473)	(684)	211	30.8%

Segment total	(552)	(423)	(129)

Total	$807	$3,072	$(2,265)

     Interest and Other Income. In total, interest and other income decreased $0.3 million during the nine month period 2009, as compared to the nine month period 2008. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the nine month period 2009 compared to the nine month period 2008. Our future interest income will depend on our interest-bearing cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
     Interest and Finance Charges. In total, interest and finance charges increased $0.3 million during the nine month period 2009, as compared to the nine month period 2008. The increase in our unallocated corporate interest and finance charges reflects the unused revolving credit facility fee and amortization of our finance charges incurred on our credit facility. The increase in our Energy and Smart Grid Solutions segment interest and finance charges reflects interest and amortized finance charges on a $5.9 million capital lease obligation which we entered into in December 2008 to finance certain recurring revenue projects. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund anticipated future recurring revenue projects at our Energy and Smart Grid Solutions segment.
     Management Fees. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Due to the continued economic downturn and the significant reduction in oil prices during the nine month period 2009 compared to the nine month period 2008, the current market conditions in the oil and gas sector have substantially weakened in 2009 compared to 2008 and have negatively affected the revenues of the WaterSecure operations in 2009. As a direct result, our Energy Services segment management fees decreased 31.3% in the nine month period 2009 compared to the nine month period 2008.
     Equity Income. During the nine month period 2009, our equity income decreased by $1.7 million,

or 56.9%, over the nine month period 2008. The performance of the WaterSecure operations, and our related equity income, was negatively affected by soft market conditions in the oil and gas sector generally, and in the region in which it operates during the nine month period 2009. Accordingly, notwithstanding a small increase in our ownership interest that was acquired in July 2008, our equity income decreased 56.9% during the nine month period 2009, as compared to the nine month period 2008.
     Income Taxes. The decrease in our the nine month period 2009 income tax provision compared to our the nine month period 2008 income tax provision is due nearly entirely to the reduction in our net income in that period partially offset by the effects of an increase in expense associated with certain tax positions that we have taken during the nine month period 2009 compared to the nine month period 2008.
Fluctuations
     Our revenues, expenses, margins, net income, cash flow and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the effects of general economic conditions, including the current significant downturn in the economy and financial crisis in the capital and credit markets, and the strong likelihood of continuing future economic and market challenges negatively impacting our business and our revenues and profit, including the negative impact these conditions will have on the timing of and amounts of orders from our customers, and on our access to capital to finance our business;

•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to continue to grow our business and generate increased revenues from customers other than Publix, our largest customer from 2006-2008;

•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increased revenues from recurring revenue projects requires significant up-front capital expenditures and protracts revenue and profit recognition, while increasing gross margins over the long-term; as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to maintain current profits, cash flow, and covenants related to our debt facilities and successfully finance the recurring portion of our business model;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and finance capital required for recurring revenue projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our sales cycle and product and service delivery and construction process;

•	changes in the mix of products and services having differing margins;

•	changes in our operating expenses, including prices for materials, labor, and other components of our products and services, fuel prices (including diesel, natural gas, and gasoline, among others) and our ability to hedge our fuel cost, exchange rates, as well as unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers and the potential effect on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and the difficult capital markets and their impact on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices and electricity pricing and utility tarrifs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.
     Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
     Our revenues and other operating results are heavily dependent upon the size and timing of customer orders, payments, and the timing of the completion of those projects. The timing of large individual sales, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-

quarter and could result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses or declines in profit margins in that quarter.
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
     Due to all of these factors and the other risks discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, quarter-to-quarter, period-to-period or year-to-year comparisons of our operating results are not necessarily meaningful or indicative of future performance, and should not be relied on as indicators of future performance.
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
     Working Capital
     At September 30, 2009, we had working capital of $44.5 million, including $11.9 million in cash and cash equivalents, compared to working capital of $42.6 million at December 31, 2008, which included $24.3 million in cash and cash equivalents. Changes in the components of our working capital from December 31, 2008 to September 30, 2009 and from December 31, 2007 to September 30, 2008 are explained in greater detail below. At both September 30, 2009 and December 31, 2008, we had $50.0 million of additional borrowing capacity from our undrawn credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as discussed below.
     Cash Flows
     The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2009	2008

Net cash flows used in operating activities	$(8,756)	$(6,357)
Net cash flows used in investing activities	(3,432)	(16,761)
Net cash provided by (used in) financing activities	(236)	2,722

Net decrease in cash and cash equivalents	$(12,424)	$(20,396)

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
     Cash used in operating activities of $8.8 million for the nine month period 2009 included the effects of the following:

•	our net income of $1.2 million;

•	non-cash charges of $1.8 million in depreciation and amortization;

•	non-cash stock-based compensation expense of $1.2 million;

•	non-cash noncontrolling interest in the income of EfficientLights of $0.9 million;

•	cash distributions from our WaterSecure operations of $1.6 million partially offset by non-cash equity income from those operations of $1.3 million;

•	an increase of $4.8 million in accounts receivable;

•	an increase of $5.2 million in inventories;

•	a decrease of $0.7 million in other current assets and liabilities;

•	a decrease of $0.5 million of accounts payable;

•	a decrease of $3.5 million of accrued expenses;

•	an increase of $0.2 million of unrecognized tax benefits;

•	cash payments of $1.1 million on our restructuring obligations; and

•	an increase in our deferred compensation obligation of $0.2 million.
     Cash used in operating activities of $6.4 million in the nine month period 2008 included the effects of the following:
•	our net income of $9.7 million;

•	non-cash charges of $1.5 million in depreciation and amortization;

•	non-cash stock-based compensations expense of $1.6 million;

•	cash distributions from our WaterSecure operations of $3.4 million partially offset by non-cash equity income from those operations of $3.0 million;

•	a non-cash loss on disposal of miscellaneous assets of $0.2 million;

•	an increase of $2.5 million in accounts receivable;

•	a decrease of $1.7 million in inventories;

•	a net $1.6 million decrease in assets and liabilities of discontinued operations;

•	a decrease of $2.8 million of accounts payable;

•	a decrease of $14.3 million of accrued expenses; and

•	cash payments of $3.6 million on our restructuring obligations.
     Cash Used in Investing Activities
     Cash used in investing activities was $3.4 million and $16.8 million for the nine month period 2009 and nine month period 2008, respectively. Historically, our principal cash investments have related to the purchase of equipment used to manufacture or deliver our products and services, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, capital expenditures, and the acquisition of additional equity interests in the WaterSecure operations. During the nine month period 2009, we used $1.5 million to purchase and install equipment at our recurring revenue distributed generation sites, $0.8 million to acquire inventory and equipment of Design Power International, Inc., and $1.1 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets. During the nine month period 2008, we used $3.3 million to acquire the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary, $11.2 million to purchase and install equipment at our recurring revenue distributed generation sites, $1.6 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets, and $0.7 million to acquire additional equity interests in our WaterSecure operations.

     Cash Provided by (Used in) Financing Activities
     Cash used in financing activities was $0.2 million in the nine month period 2009 and cash provided by financing activities was $2.7 million in the nine month period 2008. During the nine month period 2009, we used $0.5 million to repay our capital lease obligations and we received $0.3 million from the exercise of stock options and warrants. During the nine month period 2008, we received $2.6 million proceeds from a term loan used to finance the acquisition of the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary which was repaid later during 2008, $0.2 million proceeds from the exercise of stock options, and we used $0.1 million for debt service.
     Capital Spending
     Our capital expenditures during the nine month period 2009 were approximately $2.6 million, of which we used $1.5 million to purchase and install equipment at our recurring revenue distributed generation sites, and $1.1 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries.
     We anticipate making capital expenditures of approximately $3-5 million in 2009, although economic and financial conditions could cause us to increase or decrease those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Energy and Smart Grid Solutions segment.
     Indebtedness
     Line of Credit. We have an existing credit agreement with Citibank, N.A., as the administrative agent, and SunTrust Bank and BB&T, providing for a $50.0 million senior, first-priority secured revolving and term credit facility. Obligations under the credit facility are guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.
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
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At September 30, 2009, we were in compliance with these financial covenants.
     Under the credit facility, our cumulative capital expenditures beginning in 2008 cannot exceed the sum of $5.0 million plus $1,250 per quarter, on a cumulative basis, plus an allowance for our PowerSecure subsidiary recurring revenue projects generated after December 31, 2007. The credit facility contains other representations and warranties and affirmative and negative covenants, including restrictions with respect to liens, indebtedness, loans and investments, material changes in our business, asset sales or leases or transfers of assets, restricted payments such as distributions and dividends, mergers or consolidations and transactions with affiliates.
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
     At September 30, 2009, there were no balances outstanding under the credit facility and we had $50.0 million available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
     Equipment Line. On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7.5 million level to $10.0 million. Under this line of credit, our PowerSecure subsidiary could submit equipment purchases to Caterpillar for financing, and Caterpillar could provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as set by Caterpillar on a project by project basis. This line of credit from Caterpillar is a permitted indebtedness under our credit facility with Citibank, although no amounts were drawn on the line. It expired on September 30, 2009, and as of the date of this report we have not renewed this equipment line.
     Capital Lease Obligations. In December 2008, we entered into a sale and leaseback transaction with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust bank, resulting in the sale of distributed generation equipment placed in service at customer locations and a lease of the equipment from SunTrust. We received $5.9 million from the sale of the equipment which we are repaying under the terms of the lease with monthly payments of $0.1 million of principal and interest over a period of 84 months. At the expiration of the term of the lease, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.
     Proceeds of the lease financing have been and continue to be used to finance our PowerSecure subsidiary’s recurring revenue projects as well as to finance capital expenditures and working capital. We account for the lease financing as a capital lease in our consolidated financial statements in accordance with generally accepted accounting principles.
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
     Our capital lease obligations at September 30, 2009 and December 31, 2008 was $5.4 million and $5.9 million, respectively, and consist of our obligations under the equipment lease described above as well as various other miscellaneous lease obligations.
     Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our Energy and Smart Grid Solutions segment. The remaining balance of our payment obligations at September 30, 2009 relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer, will be paid in installments of $0.2 million during the balance of 2009 and $0.4 million in 2010.
     Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and we also incurred significant restructuring obligations in 2007. At September 30, 2009, we also have a liability for unrecognized tax benefits and payment of related interest and penalties totaling $1.1 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of September 30, 2009, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2009	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$—	$—	$—	$—	$—
Restructuring obligations	608	253	355	—	—
Capital lease obligations (2)	6,351	254	2,034	2,032	2,031
Operating leases	2,614	247	1,281	974	112
Deferred compensation (3)	2,661	—	—	—	2,661
Series B preferred stock	104	104	—	—	—

Total	$12,338	$858	$3,670	$3,006	$4,804

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2009, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

     Off-Balance Sheet Arrangements
     During the third quarter 2009, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
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
     We also continually evaluate opportunities to expand our current business, and to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the parent level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. However, our ability to obtain additional capital or replace or improve our credit facilities when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lending group. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot provide any assurance that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to those parties who must consent to the financing. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

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
Recent Accounting Standards
     Accounting Standards Codification —In June 2009 the Financial Accounting Standards Board

(“FASB”) issued Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards (“FAS 168”). FAS 168 established the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, as the single source of authoritative nongovernmental U.S. GAAP. The Codification superseded all existing non-SEC accounting and reporting standards. We adopted the provisions of FAS 168 on a prospective basis effective September 30, 2009. The adoption of FAS 168 had no effect on our consolidated financial statements other than current references to GAAP which were replaced with references to the applicable Codification.
     Noncontrolling Interest — In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of ASC 810, Consolidation, establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. We adopted the new guidance on a prospective basis beginning January 1, 2009.
     Under the new guidance, the 33% noncontrolling shareholder’s ownership interest in the equity of EfficientLights is included as a separate component of stockholders’ equity in our consolidated balance sheet at September 30, 2009. The 33% noncontrolling shareholder’s ownership interest in the income of EfficientLights for the three and nine months ended September 30, 2009 is included in our consolidated statements of operations as a reduction of net income and earnings per share attributable to PowerSecure International common stockholders. Finally, the noncontrolling shareholder’s interest in the losses accumulated by EfficientLights through December 31, 2008 is ignored for presentation purposes in subsequent consolidated financial statements until such time as EfficientLights is deconsolidated or the noncontrolling shareholder’s interest in EfficientLights is acquired.
     At December 31, 2008, the accumulated share of losses attributable to the noncontrolling shareholder’s interest in EfficientLights exceeded his basis by $479. Under prior guidance, these losses were effectively allocated to PowerSecure International, Inc. shareholders in our historical consolidated financial statements. Also under prior guidance, the noncontrolling shareholder’s interest in the current period income of EfficientLights would have been first offset against the $479 accumulated unrecognized noncontrolling shareholder losses. Accordingly, the effect of the new guidance was to increase the noncontrolling shareholder’s interest in the equity section of our consolidated balance sheet by $479 at September 30, 2009, and to allocate $479 of income to the noncontrolling shareholder during the nine months ended September 30, 2009 that would have otherwise been allocable to PowerSecure International, Inc. shareholders under prior guidance.
     Accounting for Business Combinations— In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations (ASC 805), requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009. Accordingly, the revised guidance did not impact the Company’s previous transactions involving purchase accounting.
     In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the revised guidance, which is now part of ASC 805, pre-acquisition contingencies are recognized at their acquisition-date fair value. The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies.
     The adoption of the revised guidance on January 1, 2009 had no effect on our financial position, results of operations or financial statement disclosures.
     Fair Value Measurements — In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the new guidance on January 1, 2009 did not have any effect on our financial position, results of operations or financial statement disclosures.
     Derivative Instruments and Hedging Activities — In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging Activities, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of the new guidance were effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of the new guidance had no effect on our financial position, results of operations or financial statement disclosures since we did not engage in any hedging activity or hold any derivative instruments.
     Useful Life of Intangible Assets — In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. The revised guidance may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. Disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement is also required.
     The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The adoption of the revised guidance on January 1, 2009 had no effect on our financial position or results of operations or financial statement disclosures related to existing intangible assets.

     Defensive Intangible Assets — In November 2008, the FASB issued new guidance on accounting for defensive intangible assets. The new guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the new guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting and amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with ASC 805 and ASC 820. The adoption of the new guidance on January 1, 2009 had no effect on our financial position or results of operations or financial statement disclosures.
     Participating Securities — In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, Earnings per Share, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the “two-class method.” Under the new guidance, participating securities are redefined to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” All of our unvested restricted stock awards contain non-forfeitable rights to dividends on a basis equal to our other common stockholders. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and we adopted the new guidance effective January 1, 2009.
     In accordance with the provisions of the new guidance, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of its computational guidance. The adoption of the new guidance increased our basic weighted average shares outstanding at September 30, 2008, and reduced our previously reported earnings per share for each of the three and nine month periods ended September 30, 2008, as indicated in the following schedule.

	Three Months	Nine Months
	Ended	Ended
Per Share Amounts:	September 30, 2008	September 30, 2008
As Previously Reported:
Income from continuing operations
Basic	$0.18	$0.60
Diluted	$0.17	$0.57

Net income
Basic	$0.18	$0.59
Diluted	$0.17	$0.57

As Reported Under New Guidance:
Income from continuing operations
Basic	$0.17	$0.58
Diluted	$0.17	$0.56

Net income
Basic	$0.17	$0.57
Diluted	$0.17	$0.56

     Additional Fair Value Measurement Guidance — In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320.
     The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or financial statement disclosures.
     Disclosures about Fair Value of Financial Instruments — In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position, results of operations or financial statement disclosures.
     Other-Than-Temporary Impairments — In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which an entity does not intend to sell a debt security, or it is more likely than not that an entity will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows.
     In addition to the changes in measurement and presentation, the disclosure requirements related to other-than-temporary impairments relating to debt securities are expanded, and all such disclosures are required to be included in both interim and annual periods.
     The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position, results of operations or financial statement disclosures.
     Employers’ Disclosures about Postretirement Benefit Plan Assets — In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. We do not expect the adoption of this new guidance will have any impact on our financial position, results of operations or financial statement disclosures.
     Subsequent Events Disclosure — In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, is consistent with existing accounting standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations. In accordance with the provisions of the new guidance, we have evaluated events subsequent to September 30, 2009 through November 5, 2009, the date these financial statements were issued.
     Fair Value Measurement of Liabilities—In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which provides guidance on the fair value measurement of liabilities. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009. We do not expect adoption of ASU No. 2009-05 will have any impact on our financial position, results of operations or financial statement disclosures.
     Accounting for Transfers of Financial Assets— In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, has not yet been adopted into Codification. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. We do not expect the adoption of the new guidance will have any impact on our financial position, results of operations or financial statement disclosures.
     Variable Interest Entities — In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into Codification. The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity.

     The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The revised guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The Company does not expect that the provisions of the revised guidance will have any impact on our financial position, results of operations or financial statement disclosures.
     Multiple Deliverable Revenue Arrangements — In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our financial position, results of operations or financial statement disclosures.
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
     At September 30, 2009, our cash and cash equivalent balance was approximately $11.9 million and our credit facility had a zero balance. Our cash equivalents are invested in either bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
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
     We currently do not use derivative financial instruments to manage or hedge our exposure to interest rate changes, foreign currency exchange risks or other market risks, or for trading or other speculative purposes.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial

Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

POWERSECURE INTERNATIONAL, INC.
Date: November 5, 2009	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary