Form 10-K
period 2009-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2010-03-11
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number: 001-12014
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
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $69,151,259, based upon $4.26, the last sale price of the Common Stock on such date as reported on The Nasdaq Stock Market.
     As of March 1, 2010, 17,241,650 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

POWERSECURE INTERNATIONAL, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future business, revenues, expenses, net income, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenue in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the downturn in the economy and the adverse effects of the difficult credit markets on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position or market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time.
     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” below, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.
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

PART I
Item 1. Business
Company Overview
     PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions to electric utilities and their commercial, institutional and industrial customers, and of Energy Services to oil and natural gas producers. We provide these customers with products and services in four strategic business areas:
•	Interactive Distributed Generation®,

•	Utility Infrastructure,

•	Energy Efficiency, and

•	Energy Services.
     Our Energy and Smart Grid Solutions segment is operated through our largest wholly-owned subsidiary PowerSecure, Inc., which we refer to as “our PowerSecure subsidiary.” This segment includes three of our four strategic business areas: Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. These three areas are focused on providing utilities and their commercial, institutional and industrial customers with products and services to help them generate, deliver and utilize electricity more efficiently and are intended to deliver strong returns on investment. These three business areas share common or complementary utility relationships and customer categories, common sales and overhead resources, and facilities. However, each area in this segment possesses distinct technical disciplines and specific capabilities that are designed to provide a competitive advantage in the marketplace for its specific products and services, including that area’s personnel, technology, engineering and intellectual capital. This segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite office and manufacturing facilities, the largest of which are in Raleigh, North Carolina, McDonough, Georgia, and Anderson, South Carolina. The locations of our sales organization for this segment are generally in close proximity to the utilities and commercial, industrial and institutional customers they serve.
     Our Energy Services segment is operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow,” and WaterSecure Holdings, Inc., which we refer to as “WaterSecure.” Our Southern Flow business provides oil and natural gas measurement services to customers involved in oil and natural gas production, transportation and processing, with a focus on the natural gas market. Southern Flow is headquartered in Lafayette, Louisiana, and provides these services through ten division offices located throughout the Gulf of Mexico, Southwest, Midwest and Rocky Mountain regions. WaterSecure owns approximately 40% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations.” Our WaterSecure operations provide water processing and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes.
     The following chart summarizes our business segments, our strategic business areas, our business lines and the products and services they provide and identifies the subsidiaries under which each business is organized:

Business Segment	Strategic Business Area	Business Line and Primary Products and Services	Subsidiary
Energy and Smart Grid Solutions	Interactive Distributed Generation	Interactive Distributed Generation® power systems, smart grid monitoring for electric utilities, peak shaving and demand response, standby power dispatch and control	PowerSecure, Inc.

NexGear® switchgear products and systems

	Utility Infrastructure	UtilityServices® utility infrastructure products and services, including transmission and distribution system construction and maintenance	PowerSecure, Inc.

UtilityEngineering® and PowerServices® engineering, regulatory consulting, and electric grid system design

	Energy Efficiency	EfficientLights® LED lighting for refrigerated cases in grocery, drug, and convenience stores, other LED-based lighting including street lights	PowerSecure, Inc.

EnergyLite® lighting and efficiency products for commercial and industrial customers

Energy Services	Energy Services	Southern Flow® oil and natural gas measurement products and services	Southern Flow Companies, Inc.

		WaterSecure® water processing and disposal services for oil and natural gas producers	WaterSecure Holdings, Inc.
     In this report, references to “PowerSecure,” “we”, “us”, and “our” mean PowerSecure International, Inc. together with its subsidiaries, and references to “our PowerSecure subsidiary” means our PowerSecure, Inc. subsidiary alone, unless we state otherwise or the context indicates otherwise.
The Industry, our Strategy, and our Business Areas of Focus
     The U.S. electricity industry is large and has grown significantly over the last decade. The U.S. electricity market totaled $365 billion in end-user costs, or over 3,700 million megawatt hours, in 2008. Throughout this period, utilities have been constrained in their ability to invest to meet this growth by an evolving and uncertain regulatory process, the increased burden of environmental constraints, and long lead times to complete major capital infrastructure investments. As a result, utilities are challenged to meet demand by traditional means, both in the areas of large scale power production and in power transmission and distribution. This has increased the strain on the electric power grid and, combined with higher input costs to produce electricity, has caused the price of electricity to increase. These high prices are particularly pronounced during peak power periods, when the demand for electricity is at its highest. The rising demand for energy, growing cost of energy, and increasing concerns about the environment, have combined to cause virtually every organization, public and private, including utilities and their end customers, to be focused on energy efficiency and energy productivity. Approximately two-thirds of U.S. electricity demand is driven by commercial and industrial electricity usage.
     These factors have generated a significant need in the marketplace for products and services in our four strategic business areas: Interactive Distributed Generation®, Utility Infrastructure, Energy Efficiency and Energy Services. Our strategy is to provide energy-related products and services in these areas that generate strong returns on investment for electric utilities and their commercial, institutional and industrial customers, as well as provide value-added services to natural gas producers. Our business leaders and their teams have strong utility and customer relationships and a deep understanding of the markets their businesses serve, and they are incentivized to grow these businesses profitably and prudently. Our company is highly entrepreneurial, and we encourage our business leaders to embrace a philosophy of disciplined innovation as a means to anticipate and fill customer needs. Our entrepreneurial culture is an asset that is fundamental to our growth and success. We are continually listening to our utility relationships, and to our existing and potential customers, to identify energy-related products and services we can deliver to add value to their businesses. We seek to fill these customer needs in several ways, including:
•	by offering our existing portfolio of products and services that have demonstrated their value in similar or complementary situations, usually customizing them for each particular application;

•	by offering new energy-related technologies and capabilities that are emerging or being developed by third parties, which we can either incorporate into our existing product lines or bring to market as new product offerings; and

•	by developing new technologies and capabilities internally to serve existing and potential customers when options do not exist in the marketplace that meet our quality, effectiveness, cost, or financial return standards.
     Over the near and mid-term, we expect our primary strategic focus will be on growing our businesses and our product and service offerings in the three strategic business areas that constitute our Energy and Smart Grid solutions segment, which is comprised of our Interactive Distributed Generation®, Utility Infrastructure, and Energy Efficiency businesses, and which is our primary focus for growth. Over the longer term, we expect to identify additional areas of business expansion that are complementary to these three businesses. In our Energy Services segment, which is comprised of our Southern Flow and WaterSecure businesses, we do not anticipate making additional investments, other than select high-return opportunities that can be self-funded using the cash flow generated by these businesses themselves.
Our Interactive Distributed Generation Business Area
     Overview
     Our Interactive Distributed Generation® business involves manufacturing, installing and operating electric generation equipment located at the facility where the power is used, including commercial, institutional, and industrial operations, generally on behalf of electric utilities. Our equipment provides a dependable backup power supply during power outages, and provides a more efficient and environmentally friendly source of power during high cost periods of peak power demand. Our Interactive Distributed Generation systems contain our proprietary electronic controls, which enable our systems to be monitored around the clock by our smart grid monitoring center, protecting our customers’ operations from power outages and their costs. Through our monitoring center, we also forecast utilities’ peak demand periods, and electronically deploy our systems during these periods to power the customers’ operations instead of drawing electricity from the utility grid. Our smart grid monitoring center ensures that our interactive distributed generation systems deliver more efficient and environmentally friendly power at optimal times and durations. This more efficient peak demand power supply benefits both the utility and the customer whose facility is being powered by the system. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.
     Market
     The market for our Interactive Distributed Generation systems is driven by the multiple sources of value they provide. Both utilities and the customers they serve receive financial and operational benefits from our systems.
     For utilities, our systems help them to:
•	manage constraints in their electric grid systems, particularly during times of peak demand;

•	minimize energy losses associated with moving electricity over long distances;

•	manage challenges with respect to bottlenecks that can occur in electric transmission and distribution systems;

•	perform localized system maintenance without interrupting large users of electricity in that particular area;

•	operate with demand levels that are less volatile, enhancing the efficiency of their overall system and invested capital; and

•	reduce carbon emissions compared to traditional sources of spinning power reserves.
     For commercial, institutional and industrial customers, our systems help them by:
•	providing a dependable source of backup power to protect their operations from financial losses and other negative consequences of power outages, including utilizing our systems both for preventative measures, such as when a storm is approaching, and for emergency purposes, when utility power is interrupted; and

•	providing electricity cost savings by utilizing the systems to provide power during periods of high cost peak electricity demand, instead of drawing power from the utility grid, which is referred to as “peak shaving.”
     Because utilities realize significant benefits when customers reduce the amount of power they draw from the electric grid during peak power periods, they generally provide incentives in their pricing, or tariff, structures to encourage this activity. These incentives are called “demand response” benefits and programs. Our systems are engineered to carry the full load required to operate the businesses they support, and our NexGear parallel switchgear technology enables power to be transferred from the grid to our distributed generation system without any interruption. Therefore, customers who use our distributed generation systems can realize financial benefits of utility demand response programs without the consequences, costs, and inconveniences of having to interrupt or reduce the load of their operations.
     Our Systems and Technology
     We provide “turn-key” Interactive Distributed Generation® systems and programs for our customers. The typical distributed generation system is installed and maintained at a utility’s end customer’s location and is designed to supply power only to that one particular site. The size of turn-key distributed generation systems that we have designed and installed has ranged from 90 kilowatts, or kW, to 30,000 kW, most commonly ranging from 500 kW to 4,500 kW, and we have the ability to design and install even larger systems.
     The primary elements of our turn-key Interactive Distributed Generation® systems include:
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
     One key component of a distributed generation system is its source of power generation, the generator, which is typically comprised of an alternator driven by a power source. While several types of distributed generation technologies are available, we currently utilize an internal combustion engine to power our distributed generation systems to provide maximum dependability. Typically these engines are fueled by diesel or a combination of natural gas and diesel, and they can also utilize methane or biodiesel as fuel. The types of generators, engines and alternators utilized in our systems are widely used and provide a dependable, cost-effective distributed generation technology, meaning that they are able to generate the power that is required with very short start-up times, with good efficiency at a reasonable cost. However, new generator, engine and alternator technologies are emerging, and we are continually evaluating the utilization of new technologies and their ability to be a commercially viable and reliable power source.
     Internal combustion generators and engines range in individual size from 5 kW to 3,000 kW, while gas turbines range in individual size from 1,250 kW to 13,500 kW. Generating units can be installed individually or in multiple parallel arrangements, allowing us to service the needs of customers ranging from small commercial facilities to large industrial business sites.
     Smart Grid Monitoring Center and NexGear® Technology
     We build smart grid technology into our distributed generation systems. This technology is embedded into the design and manufacture of our proprietary switchgear and hardware and software controls systems, which are marketed under the name NexGear®. Our NexGear technology controls the generator and the transfer of power, quickly shifting power between a customer’s primary power source and our Interactive Distributed Generation system. We consider our switchgear designs to be a source of competitive advantage for us due to their quality and their ability to provide power from the generator “in parallel with”, meaning at the same time as, the customer’s primary power source without disrupting the flow of electricity. This capability allows the customer to quickly substitute the power generated at the customer’s site with the power supplied by the utility power plant during times of peak demand without business interruption. Our system controls are built to enable remote monitoring and control functions, allowing us to operate the Interactive Distributed Generation system “24 x 7” from our monitoring center.
     We believe our combination of unique smart grid capabilities is unmatched in the industry. Through our monitoring center, we lead the industry in our ability to monitor the electric power grid, proactively predict peak power periods, and electronically dispatch our customers’ generation at the right time, and for the right duration, with the goal of optimizing our customers’ energy efficiency. Peak power periods vary by geography, time of day, utility infrastructure, utility customer mix and weather. Using our predictive capabilities, we coordinate the operation of our customers’ Interactive Distributed Generation systems during times of peak demand so that our customers can benefit from energy savings and beneficial electricity rates that are available from managing energy use during these periods of high electricity prices. Our ability to enable our customers to benefit from these savings is enhanced by our expertise in understanding complicated utility rate structures.
     Our monitoring center is an integral part of our distributed generation systems. We monitor and maintain our distributed generation systems for our customers around the clock, with the goal of ensuring reliability and removing many of the burdens associated with ownership. Distributed generation systems must be operated periodically so that they function properly when called upon to supply power. We remotely start and operate the systems using sophisticated communication devices, and we continuously monitor their performance. In the event of a mechanical problem, technicians are immediately dispatched. Additionally, for customers who already have generators on-site, we offer management services, including fuel management services, preventive and emergency maintenance services, and monitoring and dispatching services, to upgrade the performance of their stand-alone generators.
     Business Model
     Our Interactive Distributed Generation® systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. Our original and still primary model is a project-based model under which we sell the distributed generation system to the customer, which we refer to as a “project-based” or a “customer-owned” model. For distributed generation systems sold under the project-based model, the customer acquires ownership of the distributed generation assets upon our completion of the project. Our revenues and profits from the sale of the system are recognized over the period during which the system is installed. In the project-based model, we will also usually receive a modest amount of on-going monthly revenue to monitor the system for backup power and peak shaving purposes, as well as to maintain the system. A second business model that represents an increasing portion of our distributed generation business is structured to generate long-term recurring revenues, which we refer to as our “recurring revenue model” or our “PowerSecure-owned” model. For distributed generation systems completed under this model, we retain ownership of the distributed generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are set at a level intended to provide us with attractive returns on the capital we invest in installing and maintaining the distributed generation system. For some recurring revenue contracts, referred to as “shared savings recurring revenue contracts,” all, or some portion, of our fees are earned from the peak shaving savings the system generates for the customer.
     In both economic models, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower “peaks”, as the result of having reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs.
     In recent years, over 90% of our distributed generation revenue base has consisted of customer-owned sales, with a relatively small amount of revenue generated from recurring revenue sales. However, starting in late 2007, we increasingly marketed our distributed generation solutions under the recurring revenue model, which resulted in an increase in sales under this model during 2008 and 2009. The recurring revenue model provides utilities and their customers with access to distributed generation without a large up-front investment of capital, but rather by paying smaller amounts over a period of years to have access to our systems. Under the recurring revenue model, contracts can be structured between us and the utility, us and the customer, or all three parties.
Our Utility Infrastructure Business Area
     Overview
     Our Utility Infrastructure business is focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems. Our products and services include transmission and distribution system construction and maintenance, installation of advanced metering and efficient lighting, and emergency storm restoration. Additionally, we provide utilities with a wide range of engineering and design services, as well as consulting services for regulatory and rate design matters.
     Market
     There are over 3,000 electric utilities in the U.S. In 2008, these utilities invested approximately $18 billion to maintain, upgrade and enhance the efficiency of their transmission and distribution infrastructure. However, over the last decade, transmission and distribution investment lagged the growth in electricity demand. From 1998 through 2008 electricity demand grew 15%, while electricity transmission growth was only 4%. The lag has caused a significant need for utilities to invest at even greater levels in the future in order to ensure infrastructure is adequate to support future demand. Because of this need for utilities to catch up on their transmission and distribution investment, plus the growing regulatory, environmental and political pressures to make the utility grid more efficient, it is estimated that the aggregate transmission and distribution investment in the United States will be significantly higher over the next twenty years.
     Utilities generally use a combination of internal and third-party outsource vendors to provide construction and maintenance services for their transmission and distribution infrastructure. Utilities also utilize third party engineering and consulting firms to supplement their internal engineering resources. We provide services in each of these areas for investor-owned utilities, referred to as “IOUs”, electric cooperatives, and municipal utilities of virtually every size. The primary geography we currently serve is the Southeastern U.S. However, we have grown the geographic base of the utilities we serve over the last several years to include utilities in the Mid-Atlantic, Midwest, and Gulf Coast regions. We intend to continue to expand our utility relationships and the geography we serve as our business grows and develops.
     Products and Services
     In 2005, our Utility Infrastructure strategic growth area commenced its operations through the formation of two businesses, UtilityEngineering® and PowerServices® , to serve the engineering and consulting needs of our utility clients, and to provide us with capabilities that broadened our overall offerings to our utility partners. The scope of services that we offer through UtilityEngineering includes technical engineering services for our utility partners and their customers, including design and engineering services relating to virtually every element of their transmission and distribution systems, substations and utility lighting. Through PowerServices, we provide management consulting services to utilities and commercial and industrial customers, including planning and quality improvement, technical studies involving reliability analysis and rate analysis, acquisition studies, accident investigations, and power supply contracts and negotiations. Our team of engineers operates out of its principal offices in Raleigh, North Carolina.
     Over the last few years, we have continued to enhance our capabilities in the Utility Infrastructure area through our UtilityServices® business unit. UtilityServices provides utilities with transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. In addition to providing these services directly to utilities, we also provide services on behalf of utilities for their large business and federal customers. Similar to the products and services we provide for utilities, our work for large utility customers includes turn-key design, procurement and construction services for large transmission and distribution projects, including substations. Our resources include a fleet of owned and leased utility vehicles along with experienced field personnel and engineers, and we also utilize third party resources from time to time, as needed, to supplement our internal resources on particular projects.

     Business Model
     Revenues for our UtilityEngineering and PowerServices businesses are earned, billed and recognized based on the number of hours invested in the particular projects and engagements they are serving. Similar to most traditional consulting businesses, these hours are billed at rates that reflect the general technical skill or experience level of the consultant or supervisor providing the services. In some cases, our engineers and consultants are engaged on an on-going basis with utilities, providing resources to supplement utilities’ internal engineering teams over long-term time horizons. In other cases, our engineers and consultants are engaged to provide services for very specific projects and assignments.
     Revenues for our UtilityServices business are generally earned, billed and recognized in two primary models. Under the first model, we have regular, on-going assignments with utilities to provide regular maintenance and upgrade services. These services are earned, billed and recognized either on a fixed fee, based on the number of work units we perform, such as the number of transmission poles we upgrade, or on hourly fees, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines, and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to those primary models, in some cases, we are engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we receive fees over a long-term contract in exchange for proving the customer with access to the infrastructure to transmit or receive power.
Our Energy Efficiency Business Area
     Overview
     Our Energy Efficiency area is focused on providing energy solutions to commercial, institutional, and industrial customers that deliver strong returns on investment by reducing energy costs, improving their operations, and benefiting the environment. Our primary business in this area is our EfficientLights business, and our primary product is our EfficientLights LED-based, or light-emitting diode based, lights that reduce the energy and maintenance costs for refrigerated cases in grocery, drug, and convenience stores. Additionally, we are in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based street lights and security lights. Our other business in this area is our EnergyLite business, which designs and installs cost-effective energy improvement systems for general lighting, building controls and other facility upgrades.
     Market
     The market for LED-based lighting is large and expected to grow rapidly over the next decade. This market growth is driven by the many benefits LED lights provide over traditional lighting, including superior energy efficiency, improved quality of the light emitted, superior heat characteristics, smaller size, relatively low cost over time, and longer life. Because of these factors, LED lighting is also better for the environment than traditional lighting. In 2009, the total demand for white LEDs was approximately $3 billion, and this amount is expected to grow over 50% in each of the next two years. LED lighting can be utilized in a broad range of general commercial and industrial lighting applications, as well as used effectively in very specialized applications. In our markets, many of our customers have concluded that LED lighting is the superior choice over traditional lighting, both for new facility installations and for investments to retrofit existing facilities, due to the financial benefits and the superior lighting quality of LED lighting. Utilities can also benefit from this technology due to the availability of renewable energy portfolio standard credits for the energy efficiencies our lights deliver.
     Currently, we market our LED-based lighting products primarily in two areas, although we expect our LED-based lighting products will expand into new markets in the future. First, our EfficientLights refrigerated case lighting is designed to enhance the efficiency and quality of light in refrigerator and freezer cases in grocery, drug, and convenience stores. We estimate the total market to replace existing fluorescent lighting with LED-based lighting for these retailers in the U.S. to be approximately $1 billion. Retailers are just beginning to make these retrofit investments, and therefore it is difficult to estimate how much of the total $1 billion of fluorescent refrigeration and freezer case lights retrofits will ultimately be performed. Additional on-going revenue opportunities exist in the U.S. to have LED lights utilized for new store construction and in new freezer case replacements in existing stores, and we estimate this market to be approximately $30 million annually, assuming 3% average new store growth per year. Significant additional opportunities exist internationally in both of these areas.
     Moreover, we are in the process of developing an LED-based street light and security light. We plan to market the LED-based street light and security lighting to utilities, municipalities, and retailers to help improve the quality and reduce the significant energy and maintenance costs of outdoor overhead lighting. We believe the market to retrofit existing street lights and security lights is over $30 billion in the U.S., with additional opportunities to generate sales internationally.
     Products and Services and Business Model
     Our EfficientLights business designs and manufactures LED-based lighting solutions. Today, the primary product in this business is our EfficientLights LED-based light for refrigerated cases of grocery, drug and convenience store chains that improves the quality of light illuminating our customers’ products, and reduces lighting energy costs by approximately 70%. The technology also reduces maintenance expense by extending light life five-fold over traditional lighting, lowering the stores’ carbon footprint, and eliminating the use of traditional, mercury-containing fluorescent lights. Additionally, we are in the process of developing an LED-based street light and security light. We plan to market the LED-based street light and security lighting to utilities, municipalities, and retailers to help improve the quality and reduce the significant energy and maintenance costs of outdoor overhead lighting. In the future, we plan to develop additional LED-based lighting technologies.
     We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. From time-to-time we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. To date, we have sold over 150,000 EfficientLights lighting fixtures. Our customers are primarily large retail chains, and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geographic scope. We also sell our LED lights to, and through, original equipment manufacturers, or “OEMs,” of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, including our LED-based street light, we expect to employ a similar business model, although for the street light our customers will likely include utilities, municipalities and broad categories of retailers.
     Business Structure
     We own two-thirds of the equity interests in EfficientLights, and the founder of the business, who is the president of EfficientLights, owns the other one-third of the equity interests. We have an option to purchase the remaining one-third ownership interest from the founder. Under the terms of this option, we have the right to acquire the remaining one-third interest in exchange for 1,000,000 shares of our common stock, provided that if the average closing price of our common stock is less than $10.00 per share, then the number of shares of our common stock that we will be required to deliver in exchange for the remaining one-third interest will be increased to an aggregate amount equal to $10.0 million. From time to time, we evaluate the possibility of exercising this option, depending on the evolving circumstances we deem relevant, including without limitation the financial performance, growth and prospects of the EfficientLights business.
Our Energy Services Business Area and Segment
     Our Energy Services business area is operated through our Southern Flow and WaterSecure subsidiaries. Southern Flow provides a variety of oil and natural gas measurement services principally to customers involved in the business of oil and natural gas production, gathering, transportation and processing, with a focus on the natural gas market. Measurement services are used by producers of oil and natural gas and pipeline companies to verify volumes of natural gas custody transfers.
     Southern Flow provides a broad array services to its customers, including on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. To ensure that such data is accurate, on-site field services and data collection must be coordinated with meter maintenance, chart integration, meter data acquisition and data management to produce timely and accurate reports. Southern Flow’s field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments, as well as laboratory analysis of natural gas and natural gas liquids chemical and energy content. As part of its services to its customers, Southern Flow maintains a proprietary database software system which calculates and summarizes energy measurement data for its customers and allows for easy transfer and integration of such data into customers’

accounting systems. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts for resale. Southern Flow provides its services through ten division offices located throughout the Gulf of Mexico, Southwest, Mid-Continent and Rocky Mountain regions.
     The market for independent natural gas measurement services is fragmented, with no single company having the ability to exercise substantial market influence. Many natural gas producers and operators, and most natural gas pipeline and transportation companies, internally perform some or all of own their natural gas measurement services. In addition to price, the primary consideration for natural gas measurement customers is the quality of services and the ability to maintain data integrity and accuracy, because natural gas measurement has a direct effect on the natural gas producer’s revenues and royalties and working interest owner obligations. We believe that we are able to effectively compete by providing dependable integrated measurement services, maintaining local offices in proximity to our customer base and retaining experienced and competent personnel.
     We also conduct our Energy Services operations through our WaterSecure business. Through WaterSecure, we own approximately 40% of the equity interests of MM 1995-2, an unconsolidated business. The WaterSecure operations own and operate water processing and disposal facilities in northeastern Colorado, and the business serves natural gas production companies in that area. The WaterSecure operations primarily operate under long-term contracts to process and dispose of water utilized in customers’ natural gas production operations. This processing utilizes techniques that are environmentally responsible, and the quality of the services of the WaterSecure operations and the location of its facilities provides it with a strong position in its markets.
Revenue Backlog
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
Customers
     Our customers in our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency areas include a wide variety of large and mid-sized commercial and industrial businesses, public and private institutions, and utilities, including investor-owned utilities, cooperatives and municipalities. From time to time, we have derived a significant portion of our revenues from one or more customers. Revenues from Publix Super Markets, Inc., which was our largest customer from 2006 through 2008, accounted for only approximately 11% of our consolidated revenues during 2009, as compared to 33% of our consolidated revenues during 2008 and 47% of our consolidated revenues during 2007. We expect lower levels of revenues from Publix to continue in the future, because we have completed the installation of distributed generation systems in most of its store base. Our customers in our Energy Services strategic growth area are primarily oil and natural gas producers and pipeline companies in the Gulf Coast, as well as oil and natural gas producers in Colorado. Over the past two years, virtually all of our revenues have been generated from customers in the United States.
Sales and Marketing
     We market our products and services in our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency areas primarily through a direct sales force. Our sales and marketing effort is focused on complementary sales channels that include sales to, and in partnership with, utilities as well as national and local commercial, industrial and institutional accounts. In our Interactive Distributed Generation business, we are very focused on the needs of utilities, and partner with utilities to develop, market and manage distributed generation systems for their customers. This partnering process includes combining our distributed generation solutions with products or services of the utility, and assisting the utility in marketing our distributed generation solution to the end customer. In our Utility Infrastructure business, we market our services directly to utilities, and in our Energy Efficiency business, we market our services primarily to commercial customers, often in partnership with utilities, and to a lesser extent manufacturers of retail store refrigerated cases. Our Energy Services businesses market their services through direct sales to oil and natural gas producers in their respective geographic markets.
Competition
     We face intense competition in all of our business segments, and business areas.

     In our Interactive Distributed Generation business, our competition primarily consists of manufacturers and distributors of power generation and heavy electrical equipment including switchgear, electrical contractors, electrical engineering firms, and companies involved in providing utilities with demand response and load curtailment products and services. Electric utilities could also offer their own distributed generation solutions, which would decrease our base of potential customers. Additionally, several well established companies have developed microturbines used in distributed generation, and a number of companies are also developing alternative generation technology such as wind, fuel cells and solar cells. Several large companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors. Many of these technologies are eligible for and supported by governmental financial incentives. Additionally, technologies that make commercial, institutional, and industrial operations more efficient result in lower electricity use, reducing the benefits of using our distributed generation systems.
     In our Energy Efficiency business, we face numerous competitors, particularly in the market for lighting products. Generally, in the lighting market, the less specialized that the technology is, the more competitors are in the space. Accordingly, we focus our efforts in this area on more specialized, proprietary technologies, and we also focus on bringing technologies to customer categories and utilities that we understand best and represent our strongest relationships. However, the LED lighting marketplace is expanding at a very fast pace, and significant amounts of new competitors are entering the market, including large companies with strong and well-capitalized companies. Additionally, new competitive technologies are being developed at a rapid pace.
     In the Utility Infrastructure area, our UtilityEngineering and PowerServices businesses have numerous competitors, large and small, that offer engineering and design, procurement and construction, and maintenance services to utilities. Also, utilities have their own internal engineering resources that provide alternatives to using our services. Our UtilityServices business also competes with numerous providers of transmission and distribution construction and maintenance firms. Many of these firms have broader customer bases, and larger resources of personnel and equipment. Competitors in this area are diverse, consisting of both large and small firms on regional and national levels.
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
Regulation
     Our businesses and operations are affected by various federal, state, local and foreign laws, rules, regulations and authorities. While to date, our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations, we cannot provide any assurance that existing and new laws and regulations will not materially and adversely affect us in the future. In the future, federal, state or local governmental entities or competitors may seek to change existing regulations or impose additional regulations. Any modified or new government regulation applicable to our products or services, whether at the federal, state or local level, may negatively impact the technical specifications, installation, servicing and marketing of our products and increase our costs and the price of our products and services.
     Regulation of Electricity. We operate in both regulated and deregulated electricity markets. Rules and regulations within these markets impact how quickly our projects may be completed, could affect the prices we can charge and the margins we can earn, and impact the various ways in which we are permitted or may choose to do business and, accordingly, our assessments of which potential markets to most aggressively pursue. The policies regarding our distributed generation solutions, safety regulations and air quality or emissions regulations, which vary by state, affect how we do business. For example, some state environmental agencies limit the amount of emissions allowed from generators utilized by our customers. In addition, because our distributed generation projects interconnect with the electric power grid, grid interconnection public safety regulations apply. The installation of devices used in our solutions and our generators may be subject to governmental oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and state and local licensing requirements. Moreover, federal, state and local governmental and regulatory authorities may seek to change existing regulations, impose additional regulations or change their interpretation of the applicability of existing regulations. Any new or modified governmental regulations or interpretations thereof that become applicable to our current or future solutions could negatively impact our business and operations, reduce our revenues or increase our costs. We expect the electric utility industry to continue to undergo changes due to the changing and uncertain regulatory environment.

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
Employees
     As of March 1, 2010, we had 411 full-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.
Raw Materials and Component Parts
     In our businesses we purchase generators, engines, alternators, electronic components, printed circuit boards, specialized sub-assemblies, relays, electric circuit components, fabricated sheet metal parts, machined components, copper, aluminum, metallic castings and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique designs, quality and performance requirements, and favorable pricing arrangements. While, in the opinion of management, the loss of any one supplier of materials, would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, from time to time we do encounter difficulties in acquiring certain components due to shortages that periodically arise, supply problems from our suppliers, obsolescence of parts necessary to support older product designs or our inability to develop alternative sources of supply quickly or cost-effectively, and these procurement difficulties could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in our business, including generators and engines, have significant lead times before they are available, which may affect the timing of our project completions. These delays and lead times can be even longer for parts and materials that we obtain from international sources.
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
Research and Development
     Our business leaders and their teams spend a significant amount of time on research and development including management and engineering time, and virtually all of our research and development is performed internally by our personnel. Our research and development activities include developing and enhancing our process controls, switchgear, monitoring and control software, LED lighting technologies, substation designs, microgrid products, new generation technologies, and electrical storage technologies, among others. We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets. Our future success will depend, in part, upon the success of our research and development efforts.
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
Business Investments and Acquisitions
     From time to time we have made certain business investments and acquisitions to enhance our capabilities and to provide new platforms for growth. Since forming our Interactive Distributed Generation business in 2000, when we formed the first business in our Energy and Smart Grid Solutions segment, we have made the following additional business investments and acquisitions:
•	In 2001, we acquired a process control and electric switchgear design and manufacturing firm, which provided the foundation for our NexGear switchgear solutions, an important strategic component of our Interactive Distributed Generation systems.

•	In 2005, we launched two new complementary businesses to serve our utility clients by providing regulatory consulting, energy system engineering and design, and energy conservation services. These engineering and consulting capabilities are operated under the brand names UtilityEngineering and PowerServices and constitute the beginning of our Utility Infrastructure business.

•	In 2006, we formed a new business to provide energy efficiency services to industrial and commercial customers, primarily involving efficient lighting products. This business operates under the brand name EnergyLite, and now operates under our Energy Efficiency business.

•	Also in 2006, we launched a business unit focused on marketing the services of our businesses to federal customers, primarily in conjunction with our utility alliances. This investment represented the next step in the evolution and development of our Utility Infrastructure business, and provided us the capability to do larger-scale power projects for utilities and their federal customers.

•	In late 2006, we acquired a business that provides us with the capability to build trailers and enclosures for our distributed generation and switchgear equipment. This business has now been fully incorporated into our Interactive Distributed Generation® business primarily as a source of manufacturing for many of the components of our distributed generation systems, and operates as part of our NexGear operation.

•	In mid-2007, we launched a business unit focused on providing utilities with solutions involving building and servicing transmission and distribution systems. This business operates under the brand name UtilityServices, and its capabilities further enhanced and complemented our Utility Infrastructure business, strengthening the breadth of our overall offerings in this area.

•	In late 2007, we organized a new business to design and manufacture LED-based lighting solutions, including initially solutions specifically aimed at substantially reducing the energy consumed in lighting refrigerated cases in grocery, drug, and convenience stores. This business operates under the brand name EfficientLights and its initial refrigerated case light is the primary product in our Energy Efficiency business.

•	In May 2009, we established a new business unit, PowerPackages, LLC, to provide our utility partners with an efficient, dependable, continuous power source for their customers. The new business unit broadens our Interactive Distributed Generation® system capabilities by utilizing medium speed engine technology as the system’s power source.
     While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this report we have not entered into any binding agreement or commitment with respect to a material acquisition or disposition that has not been disclosed in this report.
Segment Information
     We operate in two market segments:
•	Through our PowerSecure subsidiary, we serve utilities and commercial, institutional and industrial customers in our Energy and Smart Grid Solutions segment, including the specific areas of Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency.

•	Through our Southern Flow and WaterSecure subsidiaries, we serve customers in the oil and natural gas production business in our Energy Services segment, with our measurement services and products, as well as our water processing and disposal services.
     Financial information related to our segment operations for the past three fiscal years is set forth in Note 15, “Segment and Related Information,” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by this reference.
Discontinued Operations
     On December 31, 2007, our board of directors adopted a plan to sell substantially all of the assets of our subsidiary that was at the time named Metretek, Incorporated and to which we refer as “Metretek Florida.” Metretek

Florida was based in Melbourne, Florida and provided data collection, telemetry and other types of machine-to-machine, connectivity solutions for energy utility applications. On March 31, 2008, we completed the sale of substantially all of the assets and business of Metretek Florida to Mercury Instruments, LLC for a total purchase price of $2,250,000. In addition, Metretek Florida retained its cash, accounts receivables and certain accounts payable and liabilities, other than those liabilities expressly assumed by Mercury in the purchase agreement. As a result, Metretek Florida is presented as a discontinued asset throughout this report.
Additional Corporate Information
     We were incorporated in Delaware on April 5, 1991. On August 22, 2007, we changed our name to PowerSecure International, Inc. from Metretek Technologies, Inc.
     Our principal executive offices are located at 1609 Heritage Commerce Court, Wake Forest, North Carolina 27587, and our telephone number at those offices is (919) 556-3056. Our internet website address is www.powersecure.com.
Available Information
     Our corporate website is located at www.powersecure.com. Information contained on our website is not incorporated into this report, and any references to our website are intended as inactive textual references only. On the investor relations section of our website, located at http://investor.powersecure.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.
     We webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC flings, investor events and press and earnings releases as part of our investor relations website. The contents of and the information on or accessible through our corporate website and our investor relations website is not a part of, and is not incorporated into, this report or any other report or document we file with or furnish to the SEC and any references to these websites are intended to be an inactive textual references only.
Executive Officers of the Registrant
     The names of our executive officers and their ages, positions with us and biographies as of March 4, 2010 are set forth below:

Name	Age	Positions

Sidney Hinton	47	President, Chief Executive Officer and Director

Christopher T. Hutter	43	Executive Vice President, Chief Financial Officer and Treasurer

Gary J. Zuiderveen	50	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Secretary
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
     Christopher T. Hutter has served as our Vice President, Chief Financial Officer and Treasurer since December 2007, and was appointed as our Executive Vice President on March 4, 2010. Mr. Hutter also serves as Chief Financial Officer of virtually all of our subsidiaries. He was employed in various management positions with ADVO, Inc., a NYSE-listed media and marketing services company located in Hartford, Connecticut, from 1993 until March 2007, when ADVO was acquired by Valassis Communications, Inc. He served as ADVO’s National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary from December 2005 until March 2007, as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from November 2003 until December 2005, as its Vice President, Investor Relations and Assistant Treasurer from October 1999 until November 2003, and as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from 1998 until 1999. From 1993 through 1998, Mr. Hutter held various financial management positions with ADVO. From 1989 until 1991, Mr. Hutter was employed as a senior staff tax consultant with Deloitte & Touche, an international accounting firm.
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
Risks Related to Our Business and Industry
The economic recession and difficult business and market conditions and the continuing volatility and disruption in the financial and capital markets has hurt our business and could materially and adversely affect our business and financial results in future periods.
     Over the past two years, the United States economy has been suffering from unfavorable economic conditions, including a recession in the economy and a financial crisis that has impaired the business community and the financial markets. These poor economic conditions include a slowdown in economic activity, volatility and decreases in energy prices, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in our markets, adversely affecting our customers and markets. These poor economic conditions have been adversely affecting our business and our financial condition and results of operations by extending the length of the sales cycle and causing potential customers to delay, defer or decline to make purchases of our products and services due to limitations on their capital expenditures and the adverse effects of the economy and the credit markets on them, especially the business and operating and capital spending budgets of:
•	utilities;

•	industrial, institutional and commercial users of electricity;

•	grocery, drug and convenience store retailers; and

•	natural gas producers.
     While these economic and financial conditions, which have been adversely affecting our business since 2008, have shown some signs of improvement, the economy is still struggling to emerge from the recession and credit availability remains limited for nearly all enterprises, so there is no assurance economic improvement will continue or that these conditions will not deteriorate further during 2010 or thereafter. These conditions make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of an economic recovery, or what the magnitude of the effects of an economic recovery will be on our customers and our markets. Our future results of operations may be negatively impacted in future periods and may experience substantial fluctuations from period to period as a consequence of these factors, as such conditions and other factors restricting capital spending may affect the timing of orders from major customers. Until these economic and financial conditions improve sufficiently to allow our customers to gain confidence in an economic recovery, these factors could adversely affect our ability to meet our capital needs, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.
Our operating results can fluctuate significantly from period to period, which makes our operating results difficult to predict and can cause our operating results to be less than comparable periods and expectations from time to time.
     Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:
•	the effects of general economic conditions, including the current significant downturn in the economy and the ongoing difficult capital and credit markets, and the strong likelihood of continuing future economic and market challenges negatively impacting our business operations and our revenues and net income, including the negative impact these conditions will have on the timing of and amounts of orders from our customers and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to increase our revenues through long-term recurring revenue projects in our distributed generation and utility infrastructure business units, recognizing that increasing our revenues from recurring revenue projects will require significant up-front capital expenditures and protract revenue and profit recognition, while increasing gross margins over the long-term, including our ability to sell, complete and recognize satisfactory levels of quarterly revenues and net income related to our project-based sales across our business lines, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facilities and to successfully finance the recurring revenue portion of our business model;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our EfficientLights business unit in relation to third party manufacturing arrangements we have with vendors in China;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with our ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and to finance capital required for recurring revenue projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our operating expenses, including prices for materials, labor and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the current downturn in the economy and difficult capital markets conditions on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electricity, natural gas and oil sectors, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from the development or acquisition of technology or businesses, and the costs related to such development or acquisitions.
     Because we have little or no control over most of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
     Our revenues and other operating results are heavily dependent upon the size and timing of customer orders and payments, and the timing of the completion of those projects. The timing of large individual orders, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues over the long-term and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenues could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to or it may not be prudent to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses or declines in profit margins in that quarter.
     As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses but take time for revenues to develop. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to project-based, sources of revenue we generate for our distributed generation and utility infrastructure projects. To date, the majority of our Energy and Smart Grid Solutions segment revenues have consisted of project-based distributed generation revenues, project-based utility infrastructure revenues and sales of EfficientLights lighting fixtures, which are recognized as the sales occur or the projects are completed. However, we have focused our marketing efforts on developing more sales under our recurring revenue model, for which the costs and capital is invested initially and the related revenue and profit is recognized over the life of the contract, generally five to fifteen years. Recurring revenue projects, compared to project-based sales, result in delayed recognition of revenue and net income, especially in the short-term, as we implement an increased number of these recurring revenue projects.
     Our Energy Services segment operating results will vary as a result of fluctuations in energy prices. For example, during the 2007-2008 period, the high price of natural gas led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income. However, recent declining prices of natural gas have led to a decline in production activity by Southern Flow’s customers, resulting in reduced revenue growth and lower net income. Since energy prices tend to be cyclical, future cyclical changes in energy prices are likely to affect our Energy Services segment’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season due to the effects on our customers and operations, and then potentially enhancing results after the season due to rebuilding and repair efforts which require our services. Results from our WaterSecure operations also fluctuate significantly with changes in oil and natural gas prices and oil and natural gas production in Colorado.
     Due to these factors and the other risks discussed in this report, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. As a result, it is likely that, from time to time, our results of operations could fall below historical levels or the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline.
We may not be able to remain profitable or return to or exceed the levels of revenues, profits and growth that we have experienced in recent years.
     In recent years our operations have generally been profitable and, until 2009, we generally experienced a high rate of growth in our revenues. We may not be able to return to or exceed our historic levels of growth, revenues or profitability in future periods due to the factors listed in this item as well as other factors discussed elsewhere in this report. For example, the difficult economic conditions are negatively affecting our markets and our customers’ demand for our products, services and systems. Also, due to sales of our products and services under our recurring revenue model, which model entails significant up-front capital expenditures and costs with the corresponding revenues being realized over an extended number of years, as well as due to costs we incur in connection with the expansion of new businesses, products and services, our revenues and profits may not grow in the future at the same rates as they have grown in the past or could even decline, and we also could incur expenses and capital expenditures in the short-term that could adversely affect our operating results. As a result, there is no assurance that we will continue to generate revenues and profits in future periods that exceed or are comparable to prior periods, or that we will be profitable in any particular future period. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses are higher than we anticipate, then our results of operations could be materially and adversely affected.
We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds to do so on terms favorable to us and our stockholders, or at all.
     We may need to obtain additional capital to fund our capital obligations and to finance the growth and expansion of our businesses. For example, we may need substantial capital to finance the development and growth of our recurring revenue projects, which are heavily capital intensive. In addition, our EfficientLights business unit has experienced a high growth rate, which has required, and will likely continue to require, additional funds to finance its working capital needs. Moreover, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. While our ability to finance future acquisitions could depend on our ability to raise additional capital, as of the date of this report, we have not entered into any agreement committing us to any such acquisition. Moreover, unanticipated events, and events over which we have no control, could increase our operating costs or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. We cannot provide any assurance that we will be able to maintain our existing debt facilities, raise additional capital or replace our current credit facility when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.
     We entered into an expanded revolving credit facility in November 2008, under which we have a maximum credit line of $50 million. The credit facility matures November 12, 2011, but we have the option prior to that maturity date, assuming we are in compliance with all our financial covenants and not otherwise in default, to convert a portion of the outstanding principal balance under that credit facility into a non-revolving term loan for a two year period expiring November 12, 2013, with quarterly payments based upon a four year amortization. However, upon maturity of the credit facility in November 2011, we would still need to refinance any balance of our credit facility that is not so converted, and to obtain funding for our future capital requirements. As of December 31, 2009, we had no borrowings outstanding under our credit facility and were in full compliance with all our covenants, and thus the full amount was available to us.
     Our ability to borrow under the revolving credit facility is subject to our ability to satisfy a number of financial covenants, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum asset coverage ratio, minimum consolidated tangible net worth and maximum debt to net worth ratio. Our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance. If we are unable to fully satisfy the financial covenants of the credit facility, and any such failure is not waived by our lenders, then we will be in breach of the terms of our credit facility. Our obligations under the credit facility are secured by a first priority security interest in substantially all of the assets of our operating subsidiaries, which have guaranteed the credit facility. Any breach of the covenants in the credit facility could result in a default under the credit facility, and lead to an acceleration of the payment of all outstanding debt owed, which could materially and adversely affect our financial condition. In such case, we would seek an amendment, or a waiver of any breach of any term, of our credit agreement or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to any such amendment or waiver. In the event we obtain such an amendment or waiver under our credit agreement, we would likely incur additional fees and higher interest expense.
     Moreover, we could be adversely affected by the failure of one or more of our lenders to fulfill their commitments under our credit facility, due to the recent crisis in the financial markets and banking industry. Our credit facility is provided by a syndicate of several financial institutions, with each institution agreeing severally, and not jointly, to make revolving credit loans to us in accordance with the terms of the credit agreement. If one or more of these financial institutions were to default on its obligation to fund its commitment, the portion of the credit facility provided by such defaulting financial institution would not be available to us.

     We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the holding company level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending on how it is structured, raising capital could require the consent of our lenders. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of a debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders.
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
     The terms of our credit facility contain financial and operating covenants that place restrictions on our activities and limit the discretion of our management. These covenants place significant restrictions on our ability to:
•	incur additional indebtedness;

•	create liens or other encumbrances;

•	issue or redeem our securities;

•	make dividend payments, stock repurchases and investments;

•	incur capital expenditures above certain limits;

•	amend our charter documents;

•	sell or otherwise dispose of our or our subsidiaries’ stock or assets;

•	liquidate or dissolve;

•	make acquisitions above certain limits; or

•	reorganize, recapitalize or engage in a similar business transaction.
     Any future financing arrangements will likely contain similar or more restrictive covenants. As a result of these restrictions, we may be:
•	limited in how we conduct our business;

•	unable to raise additional capital, through debt or equity financings, when needed for our operations and growth; and

•	unable to compete effectively, make desired acquisitions or to take advantage of new business opportunities.
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

A large portion of our revenues and operating results in recent years was driven by significant purchase commitments from one customer, and if we do not continue to receive additional significant purchase commitments in the future from other customers, our revenues and operating results could be significant less than in those prior years.
     From 2006 though 2008, we derived a very significant portion of our revenues from one customer, Publix, which had made large purchase commitments generating significant revenues and enhancing our operating results. Sales to Publix accounted for 53% of our consolidated revenues in 2006, 47% in 2007 and 33% in 2008. However, by the end of 2008 we had completed a majority of the projects that we were awarded by Publix, and, as a result, revenues from Publix represented only 11% of our consolidated revenues during 2009. We do not expect sales to Publix to represent a significant portion of our sales in the future. In addition, from time to time, we have other customers that account for more than 10% of our consolidated revenues during a year, and we receive other significant, non-recurring purchase orders from customers. See “Item 1. Business—Customers” above. While we have been diversifying our markets and customer base in order to replace the loss of those large Publix orders and to reduce our dependence on any one or small group of customers in the future, there is no assurance we will be successful in obtaining additional significant purchase commitment from other customers. If we are unable to obtain additional significant purchase orders in the future and to otherwise diversify and expand our customer base, our revenues and net income in future periods could be significantly less than from 2006 through 2008.
     Our success will depend on our continued ability to develop new relationships and to maintain beneficial relationships with our current utility partners and with significant customers and to generate project-based and recurring revenues from those relationships. We cannot provide any assurance that we will be able to attract additional large customer orders in the future to replace revenues from large customer orders in prior years, or that our existing customers will continue to purchase our products and services in future years in the same amounts as in prior years. Our business and operating results would be adversely affected by:
•	the loss of one or more large customers;

•	any cancellation of orders by, or any reduction or delay in sales to, these customers, including actual customer purchases being less than originally expected when we received the project or sales awards;

•	the failure of large purchase commitments to be renewed or to recur;

•	delays in timing of future projects with existing and new customers;

•	our inability to successfully develop relationships with additional customers; or

•	future price concessions that we may have to make to these customers.
We do not have long-term commitments for significant revenues with most of our customers and may be unable to retain existing customers, attract new customers or replace departing customers with new customers that can provide comparable revenues.
     Because we generally do not obtain firm, long-term volume purchase commitments from our customers, most of our contracts and commitments from our customers are short-term and project-based, although we are focusing on enhancing our long-term commitments through securing additional recurring revenue projects. As long as the majority of our revenues continue to be recognized on a project by project basis, we remain dependent upon securing new contracts in the future in order to sustain and grow our revenues. Accordingly, there is no assurance that our revenues and business will grow in the future. We cannot provide any assurance that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, canceled, delayed or reduced orders with new business that generates comparable revenues. Further, we cannot assure you that our current customers will continue to generate consistent amounts of revenues over time. Our failure to maintain and expand our customer relationships could materially and adversely affect our business and results of operations.
A significant portion of our backlog consists of non-contractual orders that can be deferred or cancelled by the customers, which could materially and adversely affect our results of operations.
     A significant portion of the orders in our backlog are not based on contracts and thus are subject to delay, deferral, reduction or cancellation from time to time by our customers. However, we purchase inventory and equipment, and expend labor resources, on these orders in advance of their delivery and completion, which puts us at risk of incurring expenses against which anticipated revenues may be deferred, reduced or even lost. Accordingly, if a significant amount of orders are deferred, reduced or cancelled, our financial condition and results of operations, including our revenues, gross margins, net income and cash flow, could be materially and adversely affected.

The quality and performance of our products are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.
     Our distributed generation systems, switchgear, lighting products and utility infrastructure systems are sophisticated and complex, and the success of these systems and products is dependent, in part, upon the quality and performance of key components and materials, such as engines, generators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to backup their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. In addition, because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists that exposes us to performance risks which may or may not be covered by warranties. These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, generators, engines, alternators, switchgear systems and light systems for component part malfunctions and other performance issues, whether or not covered under manufacturers’ warranties, and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues. These risks also include the potential material and adverse effects on our business, operations, reputation and financial results due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues. In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business.
     Although we believe the warranties provided by our suppliers generally cover many of these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, or the performance issues are not covered by those manufacturer’s warranties, and our customers may claim to incur damages as a result of those performance issues. In those cases, we vigorously defend our position and rights, including our warranty rights, and we take all commercially practical actions to ensure our customers are fully satisfied with the quality of our products and services and do not incur any damages. We estimate that from time to time we have performance issues with an amount equivalent to approximately 5-10% of our estimated annual revenues related to component parts installed in distributed generation systems, lighting products and other products and equipment we have sold to various customers across our business lines, and additional performance issues could arise in the future.
     We work collaboratively with the manufacturers to resolve these performance issues. However, in the event the manufacturers’ solutions do not fully satisfy the required performance standards, we could incur additional costs to replace, rebuild, or repair these systems, as well as incur adverse material future financial consequences related to the cancellation of customer contracts, including reduced revenues, additional expenses and capital costs, and asset write-offs. In certain instances, these performance issues could also result in claims for damages from us by our customers. To date, manufacturers have rectified these performance issues to meet our customers’ required performance standards with minimal additional cost to us. However, we cannot provide any assurance that an acceptable solution will be achieved in each case in the future, and we cannot accurately estimate the timing or costs to us associated with such solutions. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, costs, customer requirements, and the uncertainty inherent in litigation and disputes generally. Thus, there is no assurance that we will not be adversely affected by performance issues with key parts and components in our systems. If any of these risks related to the quality of the components occur, our business and our financial results could be harmed.
Because our future success depends, in part, upon the success of our recurring revenue project business model, which requires us to make up-front investments in capital for distributed generation equipment and utility infrastructure that we will continue to own, and therefore requires us to incur the risks associated with ownership, if we do not receive substantially all of the benefits anticipated by those projects or if one or more of the risks associated with those projects materializes, then our financial condition and results of operations could be materially and adversely affected.
     A growing portion of our revenues, cash flow and net income is generated by our recurring revenue projects, in which we install and own distributed generation systems and utility infrastructure and realize recurring revenues derived from regular fees paid by the customer to utilize these assets over a long-term contract, typically five to fifteen years. The revenues from these business arrangements include fixed free contracts, variable fee contracts, and fees which are dependent on the energy cost reductions realized by our customers. While to date recurring revenue projects have constituted only a modest portion of our revenue base, they are growing significantly, and we expect and intend that they will represent a more significant portion of our revenues in the future. The success of these recurring revenue projects is dependent upon our ability to realize the revenues over the life of the contracts and on our ability to manage the costs of those projects. Accordingly, if we do not realize most of the revenues of these recurring revenue projects, or if the costs to operate or maintain these systems increases significantly, or if one or more material risks related to these projects discussed below materializes, our business and operating results could be materially and adversely affected.
     Under these recurring revenue projects, we derive recurring revenues from our customers, which revenue stream enhances the size and dependability of our revenues, cash flow, gross margins and income over the long-term. However, the amount of anticipated recurring revenues and related gross margins and cash flows from these long-term projects are based on a number of assumptions and estimates, including those pertaining to customer demand, energy consumption, energy costs and savings, tariff structures, our monitoring ability, the quality, reliability and availability of the associated equipment, our capital resources, and the initial and ongoing expenses of the projects. Changes in our estimates or assumptions causing us to fail to realize the benefits of these recurring revenue projects may result in the recurring revenues, gross margins on those revenues and cash flows we receive being substantially less than expected.
     Moreover, these recurring revenue projects have certain risks associated with them, in addition to the risks associated with our traditional turn-key distributed generation sales, due to our continued ownership of the underlying equipment and the nature of the relationship we have with the customers under these projects. These risks of engaging in recurring revenue projects include the following:
•	disputes arising with the customer about the project that ultimately results in either the customer requiring us, or in us determining, to remove the equipment from the customer’s site, which could result in a significant loss in revenues and cash flow until the equipment can be re-deployed in a new project or, if the equipment is not re-usable, a significant write-down of our assets;

•	our inability to receive the intended benefits from the project due to changes associated with the distributed generation model, such as due to changes in tariff structures or customer requirements;

•	our inability to receive recurring revenues due to customer issues, such as deterioration in the customer’s ability to pay our ongoing fees or a dispute with the customer delaying, deferring or reducing the project fees payable to us;

•	the failure of the equipment to properly function and to perform and deliver the intended benefits, which could result in claims by the customer for damages to its equipment, lost revenues and profits or safety issues and in attempts by the customer to cancel the contract related to the project or to refuse or to delay making payments in amounts we believe are due to us under those contracts;

•	new regulations, or changes in the interpretation of existing regulations, such as those pertaining to air emissions or those relating to the requirements and conditions for the ownership of power generation systems, that could render our projects no longer economically viable, or technically obsolete, or legally impractical;

•	the costs of operating and maintaining the systems increases significantly, including fuel costs, maintenance expenses;

•	damages, payment delays and other issues due to issues with the performance of component parts;

•	injuries to persons caused by problems or failures of equipment owned by us; and

•	environmental effects, such as fuel spills, requiring costly and time-consuming remediation efforts and potentially subjecting us to fines and penalties related to environmental requirements and regulations.
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
     Our future success depends in large part upon the continued service of our executive officers. In particular, Sidney Hinton, our President and Chief Executive Officer, who is also the visionary and leader of our PowerSecure subsidiary, is critical to the overall management of our company as well as to the development of our business, our future growth and performance and our strategic direction. Although we have entered into employment agreements with our executive officers, we have key man life insurance only on Mr. Hinton, and it might not be in an amount sufficient to offset the adverse effects of the loss of his services to us. The loss of the services of any of our executive officers, especially Mr. Hinton, could materially and adversely affect our business, financial condition and results of operations.
If we are unable to continue to attract and retain key personnel, our business could be materially and adversely affected.
     We believe our future success and performance depends, in large part, upon our ability to attract and retain highly qualified leaders for our business units and technical, managerial, sales, marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employees in the future. The loss of the services of any of our key personnel could have a material adverse effect on our business. Although we have entered into employment agreements with our executive officers and the leaders of some of our business units, we generally do not have employment contracts with our other key employees. In addition, we do not have key person life insurance for most of our key personnel. We cannot assure you that we will be able to retain our current key personnel or that we will be able to attract and retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain highly qualified personnel, our business could be materially and adversely affected.
Price increases in some of the key components in our products and systems could materially and adversely affect our operating results and cash flows.
     The prices of some of the key components of our products and systems are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our products and systems or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows. For example, most of our revenues in recent years have been generated from fixed price distributed generation projects, and increases in the prices of key components in those projects, such as generators, diesel fuel, copper, aluminum and labor, would increase our operating costs and, accordingly, reduce our margins in those projects. Although we intend to adjust the pricing on future projects based upon long-term changes in the prices of these components, we generally cannot pass on short-term price increases on fixed pricing projects, and we may not be able to pass on all long-term price increases. Such price increases could occur from time to time due to spot shortages of commodities or labor, longer-term shortages due to market forces beyond our control or exchange rate fluctuations. An increase in our operating costs due to price increases from these components causing a reduction in our margins could materially and adversely affect our consolidated results of operations and cash flows.
We depend on sole source and limited source suppliers for some of the key components and materials in our products and systems, which makes us susceptible to supply shortages or price increases that could materially and adversely affect our business.
     We depend upon sole source and limited source suppliers for some of the key components and materials that we use in our products and systems. If we experience delays in receiving these components or parts, we will not be able to deliver our products and systems to our customers on a timely basis, which could defer revenue and income recognition, cause the cancellation or reduction of some projects and contracts or cause us to incur financial penalties. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, we are dependent upon obtaining a timely and cost-effective supply of generators for our distributed generation business, but from time to time these generators are in short supply, affecting the timing of our performance and cost of the generators. From time to time we may experience delays in production because the supply of one or more critical components is interrupted or reduced, or because of malfunctions or failures of key components, or we may experience significant increases in the cost of such components. If any of those events occurs and we have failed to identify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or we may incur higher than expected expenses, either of which could materially and adversely affect our business, operations and results of operations.
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
     We presently utilize diesel powered generators in our systems. While these systems can be modified to utilize a blend of natural gas and diesel, and can also utilize biodiesel, diesel is the primarily fuel utilized across our fleet of systems. If regulatory requirements in the business regions of our customers are modified to unfavorably affect the utilization of diesel for generation, then our business could be materially and adversely affected. While, in such case, we would utilize our best efforts to find alternative power sources, there is no assurance those alternative sources would be economically acceptable. Thus, unfavorable changes to such regulatory environmental requirements could materially and adversely affect our business as well as our financial condition and results of operations.
In some of our project-based distributed generation system sales, the contracts with our customers have long-term performance requirements that subject us to risks.
     In some of our project-based distributed generation system sales, the contracts with our customers have long-term performance requirements that we are responsible for, and these projects subject us to risks due to our obligations under those contracts. For example, in some cases, we are responsible for the full maintenance on the generators and switchgear during the term of the contract, but the reserves we have set aside may not be sufficient to cover our maintenance obligations, and the maintenance package we have purchased designed to cover maintenance on the generators may not be adequate. In addition, changes in circumstances that were not contemplated at the time of the contract could expose us to unanticipated risks or to protracted or costly dispute resolution.
Utility companies or governmental entities could place barriers to our entry into the marketplace that could adversely affect our business.
     Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of our distributed generation systems with the electric grid. Further, they could charge additional fees to our customers for installing distributed generation. These types of restrictions, fees or charges could impair our ability to sell our distributed generation systems, or the ability of our customers to effectively use our systems, or they could increase the costs of operating our systems. This could make our distributed generation systems less desirable, which could materially and adversely affect our business, financial condition and operating results.
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
     In February 2009, Congress adopted a stimulus package entitled the American Recovery and Reinvestment Act, commonly referred to as ARRA. ARRA provides funding for various energy projects and directly impacts alternative generation technologies, renewable energy requirements, environmental restrictions and costs and incentives to invest in the electric grid in the United States. While some of the measures, requirements, benefits and funding in this legislation directly and indirectly benefit our business, our customers and our unity partners, other aspects of ARRA benefit our competitors and competitive technologies. Currently, ARRA is not material impacting our business. However, changes in priorities, spending approvals or beneficiaries of ARRA could impact our business in a more significant manner in the future.
     The modification or adoption of future laws and regulations could adversely affect our business and our ability to continually modify or alter our methods of operations at reasonable costs. We cannot provide any assurances that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties or restrictions that could materially and adversely affect our business.
We face numerous accident and safety risks and hazards that are inherent in energy operations.
     Portions of our operations are subject to many hazards and risks inherent in the servicing and operation of natural gas lines and production water disposal sites, including encountering unexpected pressures, explosions, fires, natural disasters, blowouts, cratering and pipeline ruptures. For example, our WaterSecure operations suffered fires in 2008 that resulted in personal injuries, damages to property and the loss of revenues, net income and cash flow due to business interruption, as well as a currently pending lawsuit against the underlying business, and will increase future operating expenses due to safety measures being implemented. Additionally, we face risks related to the manufacture, installation, sale, servicing and operation of electrical equipment such as our distributed generation system equipment and the operation of our utility infrastructure business, including electric shocks and other physical hazards inherent in working with electrical equipment, and these hazards and risks could result in personal injuries, loss of life, environmental damage and other damage to our properties and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and loss of business. If these risks materialize they could result in losses to us as the result of fatalities, personal injuries, damage to property and business interruption, some of which could occur for uninsurable or uninsured risks or could exceed our insurance coverage. Therefore, the occurrence of a significant accident, or other risk event or hazard, that is not fully covered by insurance could materially and adversely affect our business and financial results, and even if fully covered by insurance could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.
Because many of our businesses and our product offerings have limited histories and their business strategies are still being developed and are unproven, their markets are limited and concentrated, and limited information is available to evaluate their future prospects.
     Our business strategy includes the development and expansion of new businesses and product lines from time to time. Examples of recent new product offerings and those in development include our EfficientLights refrigerated case lights, our new LED-based street lights being developed by EfficientLights, our PowerPackages medium speed engine business that we acquired in 2009, our new SmartStation and micro-grid products, and new engine and generator technologies. Our plans and strategies with respect to these new businesses and product offerings are often based on unproven models and are continually being modified as we seek to maximize their potential. In addition, our new businesses have a limited number of customers, and our future success depends in large part upon our ability to expand our customer base and to enhance and develop our products and services in these new businesses so that they will generate significant revenues, profits and cash flow.
     As a company developing new businesses in the rapidly evolving energy and technology markets, we face numerous risks and uncertainties that are described in this item as well as other parts of this report. Some of these risks relate to our ability to:
•	anticipate and adapt to the changing regulatory climate for energy and technology products, services and technology;

•	provide these new products and services at price points that deliver economic benefits to our customers and to us;

•	expand our customer base in our new businesses;

•	anticipate and adapt to the changing energy markets and customer preferences;

•	attract, retain and motivate qualified personnel and leaders for these new businesses;

•	respond to actions taken by our competitors;

•	integrate acquired businesses, technologies, products and services;

•	generate revenues, gross margins, cash flow and profits from sales of new products and services; and

•	implement effective marketing strategies to promote awareness of our new businesses, products and services.
     Our business and financial results in the future will depend heavily on the market acceptance and profitability of our new businesses and these new product and service offerings. If we are unsuccessful in addressing these risks or in executing our business strategies, or if our business model fails or is invalid, then our business could be materially and adversely affected.
Changes in our product mix could materially and adversely affect our business.
     The margins on our revenues from some of our product and service offerings are higher than the margins on some of our other product and service offerings. For example, the operating margins we obtain on recurring revenue contracts are generally higher than the margins we obtain on project-based sales. Our margins can also fluctuate based upon competition, alternative products and services, operating costs, tariff systems and contractual factors. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease and, accordingly, will result in lower profits and less cash flow on the same amount of revenues.
Severe, adverse weather conditions, such as hurricanes and tropical storms, can cause a severe disruption in the business of Southern Flow by significantly reducing the short and mid-term demand of its customers.
     Southern Flow’s business is in large part dependent upon the business of large oil and natural gas producers. Severe, adverse weather conditions, such as hurricanes and tropical storms, can cause serious disruptions in the production activities of those customers, which in turn reduces their demand for Southern Flow’s services. While such production reductions tend to be temporary and after time production levels tend to return to normal levels, such disruptions can cause Southern Flow to lose revenue that is generally not replaceable. Because Southern Flow’s expenses tend to be fixed, at least in the short-term, these temporary revenue losses can have a significant effect on Southern Flow’s net income and cash flows. In the event that these losses extend over a longer period of time, then they could have a material adverse impact on our revenues, financial condition and results of operations.
We are subject to lawsuits, claims and proceedings from time to time, and in the future we could become subject to new proceedings, and if any of those proceedings are material and are successfully prosecuted against us, our business, financial condition and results of operations could be materially and adversely affected.
     From time to time, we are involved in a variety of claims, suits, investigations, proceedings and legal actions arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract, property damage and other matters. For example, from time to time, we are involved in disputes relating to the scope of our services, or services that we receive from our vendors, and charges or fees relating to those services. These disputes have historically been limited in number and dollar amount and, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition or results of operations. However, our historical experience is not necessarily indicative of the number or dollar amount of future disputes or claims, and the ultimate outcome of these types of matters cannot be accurately predicted due to the inherent uncertainty of litigation. We have vigorously defended all claims against us in the past, and intend to continue to do so in the future. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such disputes, claims or proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.
We extend product warranties which could adversely affect our operating results.
     We provide a standard one year warranty for our distributed generation and switchgear equipment and a five year warranty for our EfficientLights lighting products. In certain cases, we offer extended warranty terms for those product lines. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our warranty reserves periodically by reviewing our warranty repair experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and instituting methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. Our warranty reserves may be inadequate due to undetected product defects, unanticipated component failures, or changes in estimates for material, labor and other costs we may incur to replace projected product failures. As a result, if actual product failure rates, parts and equipment costs, or service labor costs exceed our estimates, our operating results could be adversely impacted.
If we fail to successfully educate our potential customer and utility partners about the benefits of our distributed generation systems or if the market otherwise fails to continue to develop and expand the need for our solutions, or if new technologies become viable alternatives, then our business could be limited and adversely affected.
     Our future success depends in large part upon the growth of the commercial acceptance of our distributed generation energy solutions. If we are unable to successfully educate our potential customers and utility partners about the benefits of our solutions, and gain their acceptance of the advantages our products have over alternative solutions, then our ability to sell and to grow the market for our distributed generation systems will be limited. In addition, because smart grid, demand response and distributed generation technologies and solutions are rapidly evolving, we cannot accurately assess the growth potential in the market, and we may not be able to accurately assess the trends that may emerge and affect our business. For example, we may have difficulty predicting customer needs and developing solutions that address those needs. If the market for our distributed generation systems does not continue to grow, our ability to grow our business could be limited, which could materially and adversely affect our business, financial condition and results of operations.
Because we are dependent upon the utility industry for a growing portion of our revenues, reductions or deferrals of purchases of our products and services by utilities or their customers could materially and adversely affect our business.
     One of our marketing approaches involves partnering with utilities and selling our products and services to their large commercial, institutional, federal and industrial customers. We have generated a significant portion of our revenues using this approach. However, the purchasing patterns of these customers are cyclical and generally characterized by long budgeting, purchasing and regulatory processes. These customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying budgetary approval processes and operational and financial justifications. In addition, utilities and their customers may defer purchases of our products and services if the utilities reduce capital expenditures as the result of the currently difficult economic and financial market conditions, mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions, rising interest rates or general economic downturns, among other factors. These unfavorable conditions could reduce the demand for our products and services and materially and adversely affect our business.
Consolidation in our customer base and utility relationships generates risks that could adversely affect our business.
     From time to time industry consolidation can occur and impact our customers and potential customers, as well as our utility relationships and potential utility relationships. Industry consolidation has the potential to impact virtually every area of our business. This includes our Energy and Smart Grid Segment businesses, consisting of Interactive Distributed Generation, Energy Efficiency and Utility Infrastructure, as well as our Energy Services businesses, consisting of Southern Flow and WaterSecure. In each of these businesses, industry consolidation has the potential have both a negative and a positive effect on our business. The risks created by industry consolidation include, but are not limited to, instances where our customers or utility company relationships are purchased by other customers or utilities who:
•	have vendors other than us from which they prefer to source our products and services;

•	seek to reduce the prices they pay for our products and services;

•	have not adopted our methodologies and technology;

•	impact organizational structures and personnel such that our relationships are negatively affected; or

•	in the case of utilities, the consolidation leads to changes in tariff structures that are unfavorable to our business.
Many of our products and services experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter or year.
     Purchases of our products and services are usually significant financial investments for our customers and are used by our customers to address important and complex business needs. Customers generally consider a wide range of issues before making a decision to purchase our products and services. Before customers commit to purchase our products, they often require a significant technical review, assessment of competitive products and approval at a number of management levels within their organization. Our sales cycle may vary based on the industry in which the potential customer operates and is difficult to predict for any particular transaction. The length and variability of our sales cycle makes it difficult to predict whether particular sales commitments will be received in any given quarter. During the time our customers are evaluating our products and services, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity, order long-lead-time components or purchase significant amounts of inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenue to offset those expenses.
If we are unable to develop new and enhanced products and services that achieve market acceptance in a timely manner, our operating results and competitive position could be harmed.
     Our future success will depend on our ability to develop new and enhanced products and services that achieve market acceptance in a timely and cost-effective manner. The markets in which our businesses operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and services depends on a number of factors, including:
•	the changing requirements and preferences of the potential customers in our markets;

•	the accurate prediction of market requirements, including regulatory issues;

•	the timely completion and introduction of new products and services;

•	the quality, price and performance of new products and services;

•	the availability, quality, price and performance of competing products, services and technologies;

•	our customer service and support capabilities and responsiveness;

•	the successful development of our relationships with existing and potential customers; and

•	changes in industry standards.
     We may experience financial or technical difficulties or limitations that could prevent us from introducing new or enhanced products or services. Furthermore, any of these new or enhanced products and services could contain problems that are discovered after they are introduced. We may need to significantly modify the design of these products and services to correct problems. Rapidly changing industry standards and customer preferences and requirements may impede market acceptance of our products and services. Our business could be materially and adversely affected if we experience difficulties in introducing new or enhanced services and products or if these products and services are not received favorably by our customers.
     Development and enhancement of our products and services will require significant additional expenses and could strain our management, financial and operational resources. The lack of market acceptance of our products or services or our inability to generate sufficient revenues from this development or enhancements to offset their costs could have a material adverse effect on our business. In addition, we may experience delays or other problems in releasing new products and services and enhancements, these delays or problems may cause customers to forego purchases of our products and services to purchase those of our competitors.
     We cannot provide assurance that products and services that we have recently developed or that we develop in the future will achieve market acceptance. If our new products and services fail to achieve market acceptance, or if we fail to develop new or enhanced products and services that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

Rapid technological changes may prevent us from remaining current with our technological resources and maintaining competitive product and service offerings.
     The markets in which our businesses operate are characterized by rapid technological change. Significant technological changes could render our existing and planned new products, services and technology obsolete. Our future success will depend, in large part, upon our ability to:
•	effectively use and develop leading technologies;

•	continue to develop our technical expertise;

•	enhance our current products and services with new, improved and competitive technology; and

•	respond to technological changes in a cost-effective manner.
     If we are unable to successfully respond to technological change or if we do not respond to it in a cost-effective manner, then our business will be materially and adversely affected. We cannot assure you that we will be successful in responding to changing technology. In addition, technologies developed by others may render our products, services and technology uncompetitive or obsolete. Even if we do successfully respond to technological advances, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our products, services and technology in a timely and cost-effective manner.
Failures in the integrity of our current systems and future system upgrades could materially affect our business performance and our ability to accurately and timely report our financial results.
     Our ability to generate accurate and timely financial information for management reporting and public reporting purposes is dependent on the integrity and stability of our current financial systems and upgrades to our systems. This includes our financial and operational systems and underlying processes. Disruptions in our systems integrity could lead to operational issues and inefficiencies in our business which could be material. Our significant growth requires that we upgrade our financial systems from time to time, and we expect we will require a financial and operational system upgrade in the next few years. We expect that this financial system upgrade will improve our financial operations once it is complete, but transitional issues could occur during installation which could adversely impact our performance as well as the integrity or timing of our financial results.
We face intense competition in the markets for our products, services and technology, and if we cannot successfully compete in those markets, our business could be materially and adversely affected.
     The markets for our products, services and technology are intensely competitive and subject to rapidly changing technology, new competing products and services, frequent performance improvements and evolving industry standards. The markets for energy solutions are fragmented. We compete against traditional supply-side resources as well as against solutions offered by utilities and competitive electricity suppliers. We expect the intensity of competition to increase in the future because the growth potential and deregulatory environment of the energy market have attracted and are anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. In addition, the economic downturn has resulted in supply-side imbalances in some of our markets. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, which could significantly reduce our future revenues and operating results.
     Many of our existing competitors, as well as many potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. We cannot assure you that we will have the financial resources, technical expertise, portfolio of products and services or marketing and support capabilities to compete successfully in the future. Our inability to compete successfully or to timely respond to market demands or changes could have a material adverse effect on our business, conditions and results of operations.
If we fail to effectively manage our operations as we grow, our ability to sell our products and services and to provide quality customer service may be adversely affected.
     As our revenues have grown, our business operations and number of employees have grown significantly in recent years to drive and support the growth in our business. Notwithstanding the current negative effects of the recent difficult economic and financial market conditions on our recent operating results, we anticipate our business will grow over the long-term, especially as we expand into new lines of business and new geographic areas. This growth could place a significant strain on our management and operational resources, including our ability to timely and cost-effectively satisfy our customers’ demand requirements. We must plan and manage our resources effectively in order to continue to offer quality and successful products and services and to achieve revenue growth and profitability in rapidly evolving markets. If we are not able to effectively manage our long-term growth in the future, our business may be materially and adversely affected.
Our investment in and management of the water processing business held by our WaterSecure operations presents risks to us.
     WaterSecure is our subsidiary that manages and holds a significant minority ownership interest in the WaterSecure operations, a private business that owns and operates natural gas production water disposal facilities. While WaterSecure does not intend to form any new businesses of this type, it may from time to time increase its economic interest in this business or initiate or manage actions intended to expand the business’s assets or activities. This business was financed by a private placement of equity interests raising capital to acquire its initial assets and operations. Our investment in and management of this business presents risks to us, including:
•	material adverse changes in the business, results of operations and financial condition of the WaterSecure operations due to events, conditions and factors outside of our control, such as changes in the price of oil and other general and local conditions affecting the oil and gas market generally, which could reduce the revenues, net income and cash flows of the business and, because we record equity income and receive cash distributions from the business based upon its financial results and available cash, adversely affect our financial results and cash flow;

•	potential new market entrants and competition in the oil and natural gas market generally and the specific oil and natural gas market served by our WaterSecure operations, which could adversely affect the financial results of the business and, accordingly, our results of operations;

•	the hazards of oil production water processing and disposal facilities, including fires, such as the fires that occurred at the facilities in early 2008, that can result in loss of life, personal injuries, damages to facilities that may not be insured, lawsuits by parties that are injured or damaged by those hazards, and the related loss of business, revenues, net income and cash flows;

•	environmental contamination and the costs associated with fixing any environmental problems and the risk of damages due to such contamination;

•	lawsuits by investors in this business who become dissatisfied with its results or other business actions or managerial decisions;

•	the ability of the business to finance its current and future capital needs;

•	changes in the regulatory environment relating to the business;

•	reliance upon significant suppliers and customers by the business; and

•	changes in technology.
     If any of these risks materialize and we are unsuccessful in addressing these risks, our financial condition and results of operations could be materially and adversely affected.
We may be unable to acquire other businesses, technologies or companies or engage in other strategic transactions, or to successfully realize the benefits of any such strategic transactions.
     In the past, in addition to organic growth, we have grown by acquiring complimentary products, services, technologies and businesses and entering into other strategic transactions that have enabled us to increase our product and service offerings, expand our markets and add experienced management. As part of our business strategy, we expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and strategic alliances, to enhance our existing businesses and to develop new products, services. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.
     Any future acquisition involves risks commonly encountered in business relationships, including:
•	the difficulties in assimilating and integrating the operations, personnel, systems, technologies, products and services of the acquired business;

•	the technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

•	the difficulties in retaining, training, motivating and integrating key personnel;

•	the diversion of management’s time and resources away from our normal daily operations;

•	the difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

•	the difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	the difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

•	the risks of entering markets in which we have no or limited direct prior experience;

•	potential disruptions to our ongoing businesses; and

•	unexpected costs and unknown risks and liabilities associated with the acquisition.
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
     Our success and ability to compete depends, in substantial part, upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products, services and technology from those of our competitors. The unauthorized use of our intellectual property rights and proprietary technology by others could materially harm our business. We rely primarily on a combination of copyright, trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect our intellectual property rights. Although we hold copyrights and trademarks in our business, and we have applied for a patent and the registration of a number of new trademarks and service marks and intend to continue to introduce new trademarks and service marks, we believe that the success of our business depends more upon our proprietary technology, information, processes and know-how than on patents or trademark registrations.

In addition, much of our proprietary information and technology may not be patentable. Also, we may not be successful in obtaining any patents or in registering new marks.
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
When we become unable to use existing net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes, either because we exhaust them or because we lose the ability to use them for any reason, we would face exposure to significant tax liabilities in the future, adversely affecting our net income and cash flow.
     We recorded taxable income from 2005 through 2008, and expect to do so in the future, although in 2009 we recorded a taxable loss primarily as a result of utilizing bonus deprecation of current year acquisitions of equipment. We have been able to offset a substantial amount of our taxable income for U.S. federal income tax purposes by utilizing our net operating loss carryforwards, which we refer to as NOLs, and intend to continue to do so in the future. As of December 31, 2009, our available federal NOLs were approximately $28.6 million, none of which expire over the next three years. When our aggregate future net income, for federal income tax purposes, exceeds the amount of our available NOLs, we will commence incurring liability for federal income taxes, which will adversely affect our net income, cash flow and available cash resources compared to previous periods during which we were able to utilize our NOLs.

     In addition, our ability to utilize these NOLs is subject to significant conditions and restrictions. If we fail to meet these conditions and restrictions, we may be unable to fully utilize some or all of these NOLs. For example, the use of our NOLs is limited under the alternative minimum tax provisions of the U.S. federal income tax, as a result of which we have recorded and paid U.S. federal income taxes in the last three years. Other limitations imposed on our ability to use NOLs to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, adversely affecting our future net income and cash flow. For example, a corporation that undergoes an “ownership change” for U.S. federal income tax purposes is subject to limitations on its ability to utilize its NOLs to offset future taxable income. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three year period. Similar rules and limitations may apply for state income tax purposes as well.
We may have tax expense exposure that is greater than anticipated in our estimated tax liabilities.
     The determination of our provision for income taxes and other tax liabilities requires estimation and significant judgment, but there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to review by applicable taxing authorities, and we are from time to time subject to audits and examinations by the Internal Revenue Service and by state and local tax authorities. Any adverse outcome from these audits or examinations could have a negative effect on our operating results and financial condition. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these audits and examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, the ultimate outcome of any tax audits may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
We are subject to the risks of owning real property.
     We own real property. We own the land and building constituting our principal executive offices, as well as another small parcel of real estate utilized in our PowerSecure subsidiary business. The ownership of real property subjects us to risks, including:
•	the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination;

•	adverse changes in the value of the property, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•	ongoing maintenance expenses and costs of improvements;

•	the possible need for structural improvements in order to complying with zoning, seismic, disability act or other requirements; and

•	possible disputes with neighboring owners or others.
Our current and anticipated future international activities subject us to many legal, business, political and economic risks and uncertainties that could adversely affect our operating results if they materialize.
     We acquire some of our inventory, primarily for our EfficientLights business, and we expect to market and sell some of our products and services, primarily through our PowerPackages business, in international markets. While virtually none of our sales have been into international markets in recent years, one component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers. Moreover, we acquire a significant amount of our inventory for our EfficientLights business from Asian nations. We have very limited experience in international operations, including in developing localized versions of our products and services and in developing relationships with international service providers. We cannot provide any assurance that we will be successful in developing international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

     International business activities expose us to many of the risks inherent in conducting business on an international level that could result in increased expenses, or could limit our ability to generate revenues, including:
•	difficulties in collecting international accounts receivable and longer collection periods;

•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;

•	the impact of local economic conditions and practices;

•	difficulties in staffing and managing foreign operations;

•	difficulties in complying with foreign regulatory and commercial requirements;

•	increased costs associated with maintaining international marketing efforts;

•	fluctuations in currency exchange rates;

•	potential adverse tax consequences;

•	adverse changes in applicable laws and regulatory requirements;

•	import and export restrictions;

•	export controls relating to technology;

•	tariffs and other trade barriers;

•	political, social and economic instability;

•	reduced protection for intellectual property rights;

•	cultural and language difficulties;

•	natural disasters and public health emergencies;

•	the potential nationalization of businesses;

•	shipping costs and delays;

•	foreign exchange controls that might prevent us from repatriating foreign earnings or impair our ability to acquire inventory or transfer assets; and

•	the localization and translation of products and services.
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
We are subject to physical and financial risks associated with climate change.
     We are subject to the risks and uncertainties associated with greenhouse gases, commonly referred to as GHGs, and global climate change. While there is significant controversy and uncertainty over this issue, climate change creates physical and financial risks and uncertainties. Physical risks from climate change could include the risks of an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. The possibility of sea level rises could adversely affect our customers in coastal communities. In addition, our potential customers’ energy needs vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, the energy use in our markets could increase or decrease depending on the duration and magnitude of the changes. While the effects of increased energy use could enhance the need for our products and services, decreased energy use due to weather changes could adversely affect our business and financial condition, through decreased revenues. In addition, to the extent climate change impacts a region’s economic health, it may also impact our revenues because our financial performance is tied, in part, to the health of the regional economies we serve. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less beneficial terms and conditions in future credit financings.
     Moreover, the potential economic effects of climate change, such as an increase in energy prices, and the potential effect of future legislation aimed at reducing the impact of climate change could increase the pace of development of alternative energy sources and supplies, and the voluntary reduction in energy use, each of which could reduce the need for distributed generation and utility infrastructure services, adversely affecting our business and operating results.
We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.
     Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk. Increased public awareness and concern may result in more federal, state and local requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHG, and federal legislation has been introduced in both houses of Congress. Likewise, the Environmental Protection Agency has drafted regulations pursuant to which GHGs from certain stationary sources would be regulated under the Clean Air Act. Thus, there is a risk that our distributed generation operations could be subject to regulation under climate change laws at the federal, state or local level in the future, and that any such regulation could be difficult and costly to our business and adversely affect our results of operations.
Risks Related to the Ownership of our Shares
Our charter documents, as well as certain portions of Delaware law, contain anti-takeover provisions that could discourage or prevent a third-party acquisition of our common stock, even if an acquisition would be beneficial to our stockholders.
     Some provisions in our second restated certificate of incorporation and of our amended and restated by-laws, as well as some provisions of Delaware law, could have the effect of discouraging, delaying or preventing a third party from attempting to acquire us, even if doing so would be beneficial to stockholders, including transactions in which investors might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions could also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•	a classified board of directors in which only approximately one-third of the total board members are elected at each annual meeting;

•	limitations on the ability of stockholders to change the authorized number of directors or to fill vacancies on the board of directors;

•	the prohibition of cumulative voting in the election of directors;

•	provisions permitting a director to be re-elected in an uncontested election even if less than a majority of the shares voted in that election vote in favor of that director;

•	authority for our board of directors to issue shares of our common stock and of our preferred stock, and to determine the price, voting and other rights, preferences, privileges and restrictions of undesignated shares of preferred stock, without any vote by or approval of our stockholders;

•	super-majority voting requirements to effect material amendments to our second restated certificate and restated by-laws;

•	a limitation on which persons may call a special meeting of stockholders;

•	a prohibition on stockholders acting by written consent without a meeting;

•	a fair price provision that sets minimum price requirements for potential acquirers under certain conditions;

•	anti-greenmail provisions which limit our ability to repurchase shares of common stock from significant stockholders;

•	restrictions under Delaware law on mergers and other business combinations between us and any 15% stockholders; and

•	advance notice requirements for director nominations and for stockholder proposals.
     In addition, we have entered into employment agreements with most of our executive officers which, among other things, include provisions for severance payments and accelerated vesting of benefits, such as accelerated vesting of restricted stock and stock options, upon a change in control or circumstances after a change in control.

Our stockholder rights agreement makes effecting a change of control more difficult, which may discourage offers for shares of our common stock.
     Our board of directors has adopted an amended and restated rights agreement, which is intended to maximize the value of our shares in a non-negotatied takeover, control bid or other sale context. However, our rights agreement may have the effect of delaying, deterring, or preventing changes in our management or control of us, which may discourage potential acquirers who otherwise might wish to acquire us at a price deemed inadequate by the board, without the consent of the board of directors. Under the rights plan, if a person or group acquires 15% or more of our common stock, all holders of rights (other than the acquiring stockholder) may, upon payment of the purchase price then in effect, purchase common stock having a value of twice the purchase price. In the event that we are involved in a merger or other similar transaction where we are not the surviving corporation, all holders of rights (other than the acquiring stockholder) shall be entitled, upon payment of the then in effect purchase price, to purchase common stock of the surviving corporation having a value of twice the purchase price. The rights will expire on November 30, 2011, unless we extend the term of the rights agreement or we earlier redeem or exchange the rights.
We have not in the past and we do not currently intend to pay cash dividends on our common stock.
     We have never declared or paid any cash dividends on our common stock. We currently intend on retaining any future earnings to fund our operations and growth and do not expect to pay cash dividends in the foreseeable future on the common stock. Future dividends, if any, will be determined by our board of directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our board of directors deems relevant.
The market for our common stock is volatile and subject to extreme trading price and volume fluctuations.
     The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. For example, since January 1, 2009, the closing sale price of our common stock has fluctuated from a low of $3.27 to a high of $10.17. The stock market in general, and the market for energy companies in particular, have experienced extreme price and volume fluctuations in recent years, and these fluctuations have often been unrelated or disproportionate to the operating performance of those companies. A number of factors could cause wide fluctuations in the market price and trading volume of our common stock to continue in the future, including:
•	the effects of economic and market conditions on our business and revenues, especially the effects of the recent financial crisis and economic recession, including the length thereof and the timing of and strength of an economic recovery and its effects on our markets, and the volatility and disruption of the capital and the credit markets on the demand for our products, services and technologies;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, significant technical innovations, new products or services, product improvements, significant contracts, strategic relationships or capital commitments;

•	the receipt, deferral or loss of significant customer orders, including replacing, sustaining and growing revenues from new customers;

•	the introduction of new products and services by us or by our competitors;

•	the commencement of, or our involvement in, litigation or other legal or regulatory proceedings;

•	announcements by us or our competitors about the success or status of business;

•	conditions or trends in the energy and technology industries in general, and in the particular markets we serve;

•	potential favorable or unfavorable regulatory and legislative impacts, including provisions and spending which may or may not be included in federal economic stimulus legislation;

•	changes by us in revenue or earnings guidance;

•	our financing and capital raising activities;

•	recommendations by securities analysts;

•	changes in, or the failure by us to meet, securities analysts’ estimates and expectations;

•	the lower coverage by securities analysts and the media of smaller issuers like us;

•	changes in the market valuation of other energy or technology companies;

•	additions or departures of key personnel;

•	purchases or sales of our common stock by our directors, executive officers and significant stockholders; and

•	general economic, business and market conditions.
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
     Our PowerSecure subsidiary leases four facilities located in Raleigh, Wilmington and Morrisville, North Carolina, which consist of approximately 36,000 square feet in the aggregate. The leases on these facilities have an aggregate monthly rental obligation of approximately $27,000 and expire at various dates through 2015. We also lease two office facilities in McDonough, Georgia, consisting of approximately 11,000 square feet with a monthly rental obligation of approximately $13,000, which leases expire in 2010 and 2011. In addition, we lease office facilities in Anderson, South Carolina, which are used for our EfficientLights operations, consisting of an aggregate of 13,500 square feet with a monthly rental obligation of approximately $5,000, which lease is currently on a month-to-month basis. We also lease a 30,000 square foot building in Hitchcock, Texas, which is used for our PowerPackages business, with a monthly rental obligation of $5,000, which expires in 2014. We also own and occupy an 11,770 square foot pre-engineered steel building and land in Randleman, North Carolina that is used by our PowerSecure subsidiary for fabrication activities.
     Our Southern Flow subsidiary leases office facilities in the following locations: Lafayette, Belle Chasse and Shreveport, Louisiana; Brandon, Mississippi; Houston and Victoria, Texas; Tulsa, Oklahoma; and Aztec, New Mexico. These offices have an aggregate of approximately 94,000 square feet, total monthly rental obligations of approximately $38,000 and terms expiring at various dates through 2014. In addition, Southern Flow owns and occupies an 8,600 square foot office building in Dallas, Texas, subject to a deed of trust held by our credit facility lender, as described in the notes to our consolidated financial statements included elsewhere in this report.
     We believe our facilities are suitable and adequate to meet our current needs, although our anticipated growth may require us to obtain additional space in future years. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.
Item 3. Legal Proceedings
     From time to time, we are involved in a variety of claims, lawsuits, investigations, proceedings and other legal actions arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract and other matters. We intend to vigorously defend all claims against us. Although the ultimate outcome of these claims cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened dispute is expected to have a material adverse effect on our business, financial condition or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.
Item 4. (Removed and Reserved)

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
     The following table sets forth the range of the high and low sales prices per share of our common stock, as reported on The Nasdaq Global Select Market for the periods indicated.

	High	Low

Fiscal Year 2009 Quarters Ended:
March 31	$4.72	$3.27
June 30	4.96	3.46
September 30	6.91	4.43
December 31	10.17	6.70

Fiscal Year 2008 Quarters Ended:
March 31	$13.87	$10.50
June 30	12.70	6.41
September 30	10.72	5.65
December 31	6.41	2.70
     On March 5, 2010, the last sale price of our common stock as reported on The Nasdaq Global Select Market was $7.73.
Holders
     As of March 1, 2010, there were 113 holders of record of our common stock. Because many of our shares are held in street name by brokers and other institutions on behalf of stockholders, we cannot determine the total number of stockholders represented by these record holders.
Dividends
     We have never declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, for investment in the development, operation and growth of our business and for the servicing and repayment of indebtedness. Future cash dividends, if any, will be determined by our board of directors, in its discretion, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions, including those under our credit arrangements, and such other factors as our board of directors deems relevant.

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

Consolidated Statement of	Year Ended December 31,
Operations Data:	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$102,540	$135,440	$111,112	$115,702	$43,507
Cost of sales	67,015	91,731	76,805	84,104	31,242

Gross profit	35,525	43,709	34,307	31,598	12,265

Operating expenses:
General and administrative	26,051	29,021	22,637	19,084	8,581
Selling, marketing and service	3,964	5,348	3,575	2,860	1,457
Depreciation and amortization	2,420	2,031	1,500	885	432
Restructuring charges	—	—	14,139	—	—

Total operating expenses	32,435	36,400	41,851	22,829	10,470

Operating income (loss)	3,090	7,309	(7,544)	8,769	1,795
Other income and (expenses):
Equity income	2,167	3,490	2,774	2,221	1,690
Management fees	447	556	423	365	428
Interest income and other income	161	490	1,541	1,059	57
Interest expense	(607)	(287)	(57)	(144)	(570)

Income (loss) before income taxes	5,258	11,558	(2,863)	12,270	3,400
Income tax benefit (provision)	(953)	(823)	1,834	(465)	(46)

Income (loss) from continuing operations	4,305	10,735	(1,029)	11,805	3,354
Loss on discontinued operations (1)	—	(77)	(609)	(28)	(809)

Net income (loss)	4,305	10,658	(1,638)	11,777	2,545
Less: Net income (loss) attributable to noncontrolling interest	1,512	—	(30)	72	211

Net income (loss) attributable to PowerSecure International, Inc.	$2,793	$10,658	$(1,608)	$11,705	$2,334

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.16	$0.63	$(0.06)	$0.78	$0.26
Loss from discontinued operations	0.00	(0.00)	(0.04)	(0.00)	(0.07)

Net income (loss)	$0.16	$0.63	$(0.10)	$0.78	$0.19

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.16	$0.62	$(0.06)	$0.71	$0.24
Loss from discontinued operations	0.00	(0.00)	(0.04)	(0.00)	(0.06)

Net income (loss)	$0.16	$0.62	$(0.10)	$0.71	$0.18

Weighted average common shares outstanding:
Basic (2)	17,177	16,978	16,148	15,063	12,287

Diluted	17,343	17,284	16,148	16,477	13,361

Amounts attributable to PowerSecure
International, Inc. common stockholders:
Income (loss) from continuing operations	$2,793	$10,735	$(999)	$11,733	$3,143
Discontinued operations	—	(77)	(609)	(28)	(809)

Net income (loss)	$2,793	$10,658	$(1,608)	$11,705	$2,334

(1)	During fiscal 2007, our board of directors approved a plan to discontinue the business of our Metretek

Florida operation and substantially all of its assets and operations were sold in March, 2008. During fiscal 2004, our board of directors approved a plan to discontinue the business of our Metretek Contract Manufacturing (“MCM”) operation and all of its manufacturing assets were sold in 2005 and 2006. The operations of the discontinued Metretek Florida and MCM have been classified as discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2009 have been reclassified to conform to fiscal 2009 presentation. Such reclassifications had no impact on our net income (loss) or stockholders’ equity.

(2)	Basic shares outstanding for all periods presented include unvested restricted stock awards that contain non-forfeitable rights to dividends on a basis equal to our other common stockholders.

Consolidated Balance	December 31,
Sheet Data:	2009	2008	2007	2006	2005
	(In thousands)

Cash and cash equivalents	$20,169	$24,316	$28,710	$15,916	$2,188
Working capital	48,243	42,554	41,278	38,988	4,911
Total assets	111,477	110,834	113,023	89,699	33,319
Long-term capital lease obligations	4,445	5,201	5	—	—
Revolving line of credit and long-term debt	—	—	—	—	3,594
Total stockholders’ equity	79,239	72,811	59,240	58,000	16,230

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007, and of our consolidated financial condition as of December 31, 2008 and 2007 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
     Our strategy is to provide energy-related products and services that generate strong returns on investment for electric utilities and their commercial, institutional and industrial customers, as well as provide value-added services to natural gas producers. We provide these products and services in four strategic business areas: Interactive Distributed Generation, Utility Infrastructure, Energy Efficiency and Energy Services. We are continually listening to existing and potential utility partners, customers, and potential customers, to identify energy-related products and services we can deliver to add value to their businesses. We seek to fill these needs in several ways, including:
•	from our existing portfolio of products and services that have demonstrated their value in similar or complementary situations, usually customizing them for each particular application,

•	from new energy-related technologies and capabilities which are emerging or being developed by third parties, that we can either incorporate into our existing product lines or bring to market as a new product offering, and

•	by developing new technologies and capabilities internally to serve existing and potential customers when options do not exist in the marketplace that meet our quality, effectiveness, cost, or financial return standards.
     Over the near and mid-term, we expect these business development efforts, and our resources, will primarily be focused on growing our business in the three strategic business areas that constitute our Energy and Smart Grid solutions segment, which is comprised of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency businesses, and which is our primary focus for growth. Over the longer term, we expect to identify additional areas of business expansion that are complementary to these three businesses. In our Energy Services segment, which is comprised of our Southern Flow and WaterSecure businesses, we do not anticipate making additional significant investments, except select high-return opportunities that can be funded using the cash flow generated by these businesses themselves.
     Interactive Distributed Generation
     Our Interactive Distributed Generation business involves manufacturing, installing, and operating electric generation equipment located at the facility where the power is used, including commercial, institutional, and industrial operations, generally on behalf of electric utilities. Our equipment provides a dependable backup power supply during power outages, and provides a more efficient and environmentally friendly source of power during high cost periods of peak power demand. Our Interactive Distributed Generation systems contain our proprietary electronic controls, which enable our systems to be monitored around the clock by our smart grid monitoring center, protecting our customers’ operations from power outages and the costs of those outages. Through our monitoring center, we also forecast utilities’ peak demand periods, and electronically deploy our systems during these periods to power the customers’ operations.
     Our Interactive Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. Our primary transaction is a project-based model whereby we sell the distributed generation system to the customer, which we refer to as a “project-based” or a “customer-owned” model. For distributed generation systems sold under a project-based model, the customer is investing the up-front capital to acquire ownership of the distributed generation system. Our revenues and profits from the sale of the system are recognized over the period during which the system is installed. We will also usually receive a modest amount of on-going monthly revenue to monitor the system for backup power and peak shaving purposes, as well as to maintain the system. A second distributed generation business model that represents an increasing portion of our revenues is a structure which generates long-term recurring revenues, which we refer to as our “recurring revenue model” or a “PowerSecure-owned” model. For distributed generation systems deployed under this model, we retain ownership of the distributed generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically between five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are set at a level that provides us with attractive returns on the capital we invest in installing and maintaining the system. For some recurring revenue contracts, referred to as “shared savings recurring revenue contracts,” all, or some portion, of the fees are paid out of the peak shaving savings the system generates for the customer.
     In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, and with payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having reliable standby power that is provided by our systems supporting customers in their utility systems, power distribution and transmission efficiencies, and avoid major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs.
     In recent years, over 90% of our distributed generation revenue base has consisted of customer-owned sales, with a relatively small amount of revenue generated from recurring revenue sales. However, starting in late 2007, we increasingly marketed our distributed generation solutions under the recurring revenue model, which resulted in an increase in sales under this model during 2008 and 2009. The recurring revenue model provides utilities and their customers with access to distributed generation without a large up-front investment of capital, instead paying smaller amounts over a period of years to use our systems. Under the recurring revenue model, contracts can be structured to be between us and the utility, us and the customer, or all three parties.
     Utility Infrastructure
     Our Utility Infrastructure business is focused on helping electric utilities design, build, upgrade, and maintain infrastructure that enhances the efficiency of their grid systems. Through our UtilityServices business, we provide transmission and distribution system construction and maintenance products and services, install advanced metering and efficient lighting, and emergency storm restoration services. Additionally, through our UtilityEngineering and PowerServices consulting engineering firms, we provide utilities with a wide range of engineering and design services, as well as consulting services for regulatory and rate design matters.
     Revenues for our UtilityEngineering and PowerServices businesses are earned, billed, and recognized based on the number of hours invested in the particular projects and engagements they are serving. Similar to most traditional consulting businesses, these hours are billed at rates that reflect the general technical skill or experience level of the consultant or supervisor providing the services. In some cases, our engineers and consultants are engaged on an on-going basis with utilities, providing resources to supplement utilities’ internal engineering teams over long-term time horizons. In other cases, our engineers and consultants are engaged to provide services for very specific projects and assignments.
     Revenues for our UtilityServices business are generally earned, billed, and recognized in two primary models. Under the first model, we have regular, on-going assignments with utilities to provide regular maintenance and upgrade services. These services are earned, billed, and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of transmission poles we upgrade, or on an hourly fee basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines, and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to those primary models, in some cases, we are engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we receive fees over a long-term contract for the customer to have access to the infrastructure to transmit or receive power.
     Energy Efficiency
     Our Energy Efficiency area is focused on providing energy solutions to commercial, institutional, and industrial customers that deliver strong returns on investment by reducing energy costs, improving their operations, and benefiting the environment. Our primary business in this area is our EfficientLights business, and our primary product is our EfficientLights LED-based lights that reduce the energy and maintenance costs for refrigerated cases in grocery, drug, and convenience stores. Additionally, we are in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based street lights and security lights. Our other business in this area is our EnergyLite business, which designs and installs cost-effective energy improvement systems for general lighting, building controls and other facility upgrades.
     Our EfficientLights business designs and manufactures LED-based lighting solutions. Today, the primary product in this business is our EfficientLights LED-based light for refrigerated cases of grocery, drug, and convenience store chains that improves the quality of light illuminating our customers’ products, and reduces lighting energy costs by approximately 70%. The technology also reduces maintenance expense by extending light life five-fold over traditional lighting, lowering the stores’ carbon footprint, and eliminating the use of traditional, mercury-containing fluorescent lights. Additionally, we are in the process of developing an LED-based street light and security light. We plan to market the LED-based street light and security lighting to utilities, municipalities, and retailers to help improve the quality and reduce the significant energy and maintenance costs of outdoor overhead lighting. In the future, we plan to develop additional LED-based lighting technologies.
     We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. From time-to-time we will also provide installation services, although that is not a significant portion of our business. We will also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geographic scope. We also sell our LED lights to, and through, original equipment manufacturers, or OEMs, of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, including our LED-based street light, we expect to employ a similar business model, although for the street light our customers will likely include utilities, municipalities, and broad categories of retailers.
     Energy Services Business
     Our Southern Flow business provides a variety of oil and natural gas measurement services principally to customers involved in the business of oil and natural gas production, gathering, transportation and processing, with a focus on the natural gas market. Southern Flow’s measurement services are used by producers and pipeline companies to verify volumes of natural gas custody transfers. Southern Flow’s field services include the installation, testing, calibration, sales and maintenance of measurement equipment and instruments, as well as laboratory analysis of natural gas and natural gas liquids chemical and energy content. As an integral part of these services, Southern Flow maintains a comprehensive inventory of natural gas meters and metering parts for resale. Southern Flow derives its revenues entirely from the sale of its services to its customers.
     We also conduct our Energy Services operations through our WaterSecure business. Through WaterSecure, we own approximately 40% of the equity interests of MM 1995-2, an unconsolidated business. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations as well as changes in our ownership interest. The WaterSecure operations own and operate water processing and disposal facilities in northeastern Colorado, and the business serves natural gas production companies in that area. The WaterSecure operations primarily operate under long term contracts to process and dispose of water utilized in customers’ natural gas production operations. This processing utilizes techniques that are environmentally responsible, and the quality of the services of the WaterSecure operations and the location of its facilities provides it with a strong position in its markets.
How We Evaluate our Business Performance and Opportunities
     Major Qualitative and Quantitative Factors we Consider in the Evaluation of Our Business
     The major qualitative and quantitative factors we consider in the evaluation of our operating results, including our current results future expectations, include the following:
•	A significant amount of our business in our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency areas, which are the components of our Energy and Smart Grid Solutions segment, involves large product and service orders. Our revenue and profit in any particular period is significantly influenced by the sales commitments for projects that we receive in periods which precede the reporting period and then are completed and recognized in the reporting period. Accordingly, as we plan our business and evaluate our results, particularly in the short-term, we are focused on the revenue we expect to recognize from projects we have in our revenue backlog, which includes project awards and orders we have received but have not yet completed and recognized, as well as revenue opportunities in our sales pipeline, which includes revenue from projects with respect to which we are in discussion with customers but have not been awarded.

•	Our net income in any particular period is significantly influenced by the gross margins on the particular projects we complete, and for which revenue is recognized, in that period. Because our projects are virtually all fixed price projects, we are particularly focused on the cost of sales we incur to deliver each of our projects. This cost of sales includes the cost of labor, materials, and other inputs that are directly associated with that particular project. Our projects are priced with gross margin expectations that provide us with our targeted financial returns, and variances from these gross margin expectations are an area we regularly assess. The larger the project or order, the more rigorously it is assessed, because larger projects influence our profit to a greater degree than smaller projects. Our cost of sales and gross margin results on particular projects can affect our future pricing and operational decisions on similar projects, and can also influence our strategic decisions about the products and services we will provide in the future, and the business model we will use to provide them. However, because our projects and orders are generally custom priced, the current market cost of commodity materials is incorporated into the price of our projects and orders, which means that fluctuations in these commodity costs is generally not a major focus of management.

•	We believe that increasing the amount of Interactive Distributed Generation and Utility Infrastructure business we perform under a recurring revenue model will increase our profitability and increase the predictability of our results. We believe that this, in turn, will increase shareholder value over the long-term. Since our business strategy includes increasing the amount of revenue we generate from recurring revenue contracts, we actively evaluate the progress we are making in this area. In addition, recurring revenue projects generally require us to invest capital at the beginning of the contract term to manufacture and install equipment. These capital expenditures can be significant, and we actively evaluate expectations as to the timing and amount of capital expenditure investments we will make for these recurring revenue projects in the context of our overall revenue and profit expectations, cash and debt position, lender covenants, and other financing constraints. This evaluation includes expectations for capital investments in our revenue backlog as well as our revenue pipeline.

•	The growth of our business is dependent on the continued expansion and development of our customer base, our utility relationships, and our new products and services. For this reason, we actively evaluate our sales activity and productivity, revenue pipeline, and new business awards for progress in the growth and development of our customer base. We also actively evaluate the new products and services we are developing for new and existing customers to determine their market opportunity, rate of acceptance, and financial potential.

•	Under our cost structure, including staffing, machinery and equipment, facilities, and other overhead, we expect to be able to generate net income when our total revenues are at least approximately $90-105 million. We actively evaluate our costs, and trends in these costs, in conjunction with our revenue expectations and business opportunities to ensure that we have the right infrastructure in place to maximize our long-term revenue and profit opportunities, while balancing the need to deliver near term profits.
•	We actively evaluate and plan our working capital needs, and the impact of these needs on our cash and debt position. The primary areas that require significant working capital are inventory, which tends to increase at the beginning of a project, and at the start of a large order, and receivables, which tend to increase at the end of a project, and at the end of a large order.

•	We actively evaluate and plan for our expected revenue and profit results, including the revenue and profit results from our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency businesses, which constitute our Energy and Smart Grid Solutions Segment, as well as our Energy Services Area. In our Energy Services area, the focus of our evaluation and planning involves our expectations for revenues, the amount of which significantly influences our gross margins and profitability because our Southern Flow business has cost of sales which are relatively fixed in nature, consisting primarily of our service personnel costs. Therefore, higher revenues will generally yield higher gross and operating margins at Southern Flow, and correspondingly lower revenues will generally yield lower gross and operating margins. In our WaterSecure businesses, we actively evaluate the volumes of water we receive and process from customers, the price of oil, and the price of natural gas. These variables are the most significant in determining the equity income and cash distributions we receive from this business.
     Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results
     Our revenues, expenses, margins, net income, cash flow, cash, working capital, debt, and balance sheet position, and other operating results fluctuate significantly from quarter-to-quarter, period-to-period and year-to-year due to a variety of factors. These factors include but are not limited to the following:
•	the effects of general economic conditions, including the current significant downturn in the economy and financial crisis in the capital and credit markets, and the strong likelihood of continuing future economic and market challenges negatively impacting our business in the near-to-mid term;

•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increasing revenues from recurring revenue projects will require significant up-front capital expenditures and will protract revenue and profit recognition, while increasing our gross margins over the long-term, as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to maintain current profits, cash flow, and to satisfy our financial covenants in our debt facilities and successfully finance the recurring portion of our business model;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and finance capital required for recurring revenue projects;

•	our ability to implement our business plans and strategies and the development of new products and services the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our sales cycle and product and service delivery and construction process;

•	changes in the mix of products and services having differing margins;

•	changes in our operating expenses, including prices for materials, labor, and other components of our products and services, fuel prices (including diesel, natural gas, and gasoline, among others) and our ability to hedge our fuel cost, exchange rates, as well as unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers and the potential effect on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and the difficult capital markets and their impact on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners, including utilities and large customers;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices and electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.
     Because we have little or no control over most of these factors, our operating results are difficult to predict, and adverse changes in any of these factors can negatively affect our business and results of operations.
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
     Our Energy Services segment operating results will vary as a result of fluctuations in energy prices. For example, during the 2007-2008 period, the high price of natural gas led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income. However, recent declining prices of natural gas have led to a decline in production activity by Southern Flow’s customers, resulting in reduced revenue growth and lower net income. Since energy prices tend to be cyclical, future cyclical changes in energy prices are likely to affect our Energy Services segment’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season due to the effects on our customers and operations, and then potentially enhancing results after the season due to rebuilding and repair efforts which require our services. Results from our WaterSecure operations also fluctuate significantly with changes in oil and natural gas prices and oil and natural gas production in Colorado.
     Due to all of these factors and the other risks discussed in “Item 1A. Risk Factors”, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.
Recent Developments
     On January 25, 2010, we announced that new business was awarded to us in late December and early January that totaled approximately $35 million. This new business includes $15 million of contracts to install our smart grid Interactive Distributed Generation® power systems at hospitals, data centers, retail sites, industrial facilities, and utilities, and $20 million of new business from major grocery and drug retailers for our EfficientLights® LED lighting technology. The new Interactive Distributed Generation orders represent a broad-based pickup in demand for these systems, and the new EfficientLights orders continue the strong pace of adoption of this new technology by major retail chains. The $15 million of new Distributed Generation business includes $11 million of project-based business and $4 million of recurring revenue contracts. The project-based business is expected to be completed, and revenue recognized, primarily during the first three quarters of 2010. The systems for the recurring revenue contracts are expected to be installed primarily in the first half of 2010, with associated revenues recognized over the life of the contracts ranging from five to 15 years. The $20 million of new EfficientLights revenue is expected to be recognized ratably throughout 2010.
     On December 16, 2009, we announced that our PowerSecure subsidiary was awarded a new contract to deploy a green landfill gas power system on behalf of Flint Energies at the Houston County Landfill, in Houston County, Georgia. PowerSecure will install, own, and operate the system, which will turn methane gas from the landfill into clean, green electricity. The project provides Flint Energies’ members access to renewable energy at an affordable price, and creates a brand new income stream for the residents of Houston County. The contract is expected to generate revenues of $13 million over the multi-year contract period. The project is expected to be complete and commissioned by the end of 2010, and we expect to begin recognizing revenue from the new system in 2011.
     Due to a decrease in revenues in our PowerSecure and Southern Flow subsidiaries, our consolidated revenues during 2009 decreased by $32.9 million, representing a 24.3% decrease compared to our consolidated revenues during 2008. The decrease in revenues in 2009 over 2008 was attributable to a decline in revenues from Publix, our largest customer in 2008, along with the combination of the continued difficult economic environment, the uncertain regulatory environment, and the crisis in the capital markets which reduced capital spending by our customers. In anticipation of lower revenues in light of very difficult current economic conditions and the capital markets crisis, we implemented measures during late 2008 and early 2009 to control our operating costs, including staff reductions and compensation measures such as cutbacks in certain bonus plans as well as other employee incentives, and other sales and general and administrative spending reductions. As a result, our total operating expenses during 2009 decreased by $4.0 million, or 10.9%, compared to our operating expenses during 2008. We expect our operating costs to stabilize at current levels in the first half of 2010 and increase in the second half of 2010 and beyond, assuming economic conditions demonstrate sustained improvement and our revenues increase, although the timing and the amount of this increase in operating expenses will depend on how much and how quickly economic conditions improve and the effects of such economic recovery on our revenues. While we anticipate that an improvement in the economic and financial conditions will lead to an improvement in our business and revenues, we cannot provide any assurance as to when economic conditions will improve, or the magnitude of an improvement, the length of economic recovery or the effects thereof on our revenues, expenses or net income. Over the long-term, we expect to continue to invest in operational infrastructure and sales and new business development to drive and support our growth. Our 2009 management fees and equity income from the WaterSecure operations decreased by a combined $1.4 million compared to 2008 as a result of decreased prices and volumes in the oil and gas markets. Overall, our income from continuing operations and net income was $4.3 million during 2009, as compared to income from continuing operations and net income of $10.7 million during 2008.
     Due to the growth and development of our EfficientLights operations in 2009, we recorded a reduction to net income attributable to PowerSecure International, Inc. common stockholders in the amount of $1.5 million representing the noncontrolling member’s 33% interest in the net income of EfficientLights during 2009. There was no similar reduction to net income attributable to PowerSecure International, Inc. common stockholders in 2008 because EfficientLights was not profitable during 2008 and the accumulated losses of the noncontrolling member’s interest in EfficientLights exceeded his investment basis in EfficientLights throughout 2008. As a result of the $1.5 million reduction to net income for the noncontrolling member’s interest in EfficientLights in 2009, net income attributable to PowerSecure International, Inc. common stockholders was $2.8 million in 2009, as compared to $10.7 million in 2008.
     We currently hold a 67% ownership interest in EfficientLights and have an option to purchase the remaining 33% ownership interest, which would provide us with 100% ownership of this business. Under the terms of this option, we have the right to acquire the remaining 33% ownership interest in exchange for 1,000,000 shares of our common stock. In the event that the average closing price per share of our common stock is less than $10.00 for the ten trading days prior to date we give notice of our intent to exercise this purchase option, then the number of shares of our common stock that we will be required to deliver in exchange for the 33% ownership interest will be increased to an aggregate amount equal to $10.0 million, based on the foregoing average closing price per share. In the event that we exercise this option, EfficientLights would become our wholly-owned subsidiary, we would include all of the operating results related to the business, including the remaining 33% interest, in our consolidated financial statements, without reduction for net income attributable to the noncontrolling share, and the number of our shares of common stock outstanding would increase by the number of shares issued in exchange for the 33% interest. From time to time, we evaluate the possibility of exercising this option, depending on the evolving circumstances we deem relevant, including without limitation the financial performance, growth and prospects of EfficientLights.
     As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2009, will be indicative of our future results, especially in light of the current significant downturn in the economy and unfavorable credit and capital markets.
Backlog
     As of the date of this report, our revenue backlog expected to be recognized after December 31, 2009 is $120 million. This includes revenue related to new business announcements made by us on January 25 and February 25, 2010, and is $30 million more than the $90 million of revenue backlog we reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 5, 2009. Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:
     Revenue backlog to be recognized after December 31, 2009

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue—Near term	$48 Million	1Q10 through 3Q10
Project-based Revenue—Long term	$20 Million	4Q10 through 2011
Recurring Revenue	$52 Million	1Q10 through 2019

Backlog to be recognized after December 31, 2009	$120 Million
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
     Energy and Smart Grid Solutions
     Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but share a common or complementary customer base with other PowerSecure subsidiary products and services and which we grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results.
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
Results of Operations
     The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for 2009 compared to 2008, and for 2008 compared to 2007, excludes revenues, gross profit, and costs and expenses of the discontinued Automated Energy Data Collection and Telemetry segment due to its classification as discontinued operations.
     2009 Compared to 2008
     Revenues
     Our segment revenues are generated entirely by sales and services provided by our PowerSecure subsidiary (Energy and Smart Grid Solutions segment) and our Southern Flow subsidiary (Energy Services segment). The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2009	2008	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$85,426	$115,993	$(30,567)	-26.4%
Energy Services	17,114	19,447	(2,333)	-12.0%

Total	$102,540	$135,440	$(32,900)	-24.3%

     Our consolidated revenues for 2009 decreased $32.9 million, or 24.3%, compared to 2008 due primarily to a decrease in our Energy and Smart Grid Solutions segment revenues, together with a smaller decrease in sales and service revenues of our Energy Services segment.
     Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation® projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation® sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues decreased by $30.6 million, or 26.4%, during 2009 compared to 2008. The decrease in those revenues in 2009 over 2008 was attributable to a decline in revenues from Publix Supermarkets, our largest customer in 2008, along with the combination of the difficult economic environment, the uncertain regulatory environment, and the difficult capital markets which reduced capital spending by our customers. The decline in revenues from Publix is due to the completion in 2008 of the majority of the Publix distributed generation systems awarded to us. The economic downturn and difficult capital markets negatively affected the demand for our products and services, as well as our ability to fully replace the reduced revenues from Publix with revenues from projects with other customers.
     The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2009	2008	$	%

Revenues from Publix projects	$10,292	$45,211	$(34,919)	-77.2%
Revenues from all other customers	75,134	70,782	4,352	6.1%

Total	$85,426	$115,993	$(30,567)	-26.4%

Publix as a percentage of total Energy and Smart Grid Solutions segment revenues	12.0%	39.0%
     The overall decrease in our Energy and Smart Grid Solutions segment revenues during 2009 compared to 2008 of $30.6 million was driven by a $34.9 million decrease in project-based revenues from Publix Supermarkets partially offset by a $4.4 million increase in revenues from other customers. The 77.2% decline in project-based revenues from Publix is due to the completion in 2008 of the vast majority of the Publix distributed generation systems awarded to us. The 6.1% increase in sales to customers other than Publix was primarily the result of increased revenues from our EfficientLights LED lighting technology products and services. Notwithstanding increases in revenues from our LED lighting products and services, the economic downturn and difficult capital markets negatively affected the demand for our products and services during 2009 compared to 2008.
     The future level of our revenues will depend on the timing and degree of the recovery of the domestic economy, the health of the credit markets and the return to pre-recession levels of customer spending for capital improvements and energy efficiency, as well as our ability to secure new significant purchase orders. The level and timing of our future revenues will also be affected by the amount and proportion of revenues coming from recurring revenue projects in the future, which results in revenue being recognized over a longer period.
     We expect that, during 2010 and beyond, revenues from Publix will continue to constitute a smaller portion of our total revenues than in recent years because we have completed the majority of the Publix distributed generation systems awarded to us, and our anticipated future projects from Publix will generally be implemented over a longer time period, and will be smaller in absolute amount. At present, management expects future Energy and Smart Grid Solutions segment revenues will continue to be negatively impacted by current economic conditions, including the reluctance of many customers to make substantial capital investments given the weak economy. While it appears that economic and credit conditions have recently improved, the current pace of recovery leads us to expect our Energy and Smart Grid Solutions segment revenues will show modest improvements during the first half of 2010. Assuming the recent economic recovery continues, we currently expect our Energy and Smart Grid Solutions segment revenue to show higher growth rates during the second half of 2010, and beyond, but the absolute pace of our revenue growth will depend on how quickly economic conditions improve and customers resume pre-recession levels of spending on capital improvements and energy efficiency.
     Our Energy Services segment sales and service revenue decreased 12.0% during 2009 compared to 2008, due to a combined decrease in field and service related revenues together with a decrease in equipment sales. The decline in market conditions in the oil and gas sector negatively affected our Energy Services segment sales and service revenue during 2009, and we expect relatively low natural gas prices to continue to negatively affect our Energy Services segment for the foreseeable future. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.

     Gross Profit and Gross Profit Margins
     Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2009	2008	$	%

Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$54,231	$77,550	$(23,319)	-30.1%
Energy Services	12,784	14,181	(1,397)	-9.9%

Total	$67,015	$91,731	$(24,716)	-26.9%

Segment Gross Profit:
Energy and Smart Grid Solutions	$31,195	$38,443	$(7,248)	-18.9%
Energy Services	4,330	5,266	(936)	-17.8%

Total	$35,525	$43,709	$(8,184)	-18.7%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	36.5%	33.1%
Energy Services	25.3%	27.1%
Total	34.6%	32.3%
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 26.9% decrease in our consolidated cost of sales and services for 2009, compared to 2008, was attributable almost entirely to the costs avoided associated with the 24.3% decrease in sales together with the positive effects of factors described below resulting in the improvement in our overall gross profit margin.
     The 30.1% decrease in our Energy and Smart Grid Solutions segment cost of sales and services in 2009 was driven by a 26.4% decrease in our Energy and Smart Grid Solutions segment sales and services revenue, together with factors leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Although our Energy and Smart Grid Solutions segment gross profit, in total dollars, decreased $7.2 million, or 18.9%, in 2009, compared to 2008, our Energy and Smart Grid Solutions segment gross profit margin increased by 3.4 percentage points in 2009 over 2008, to 36.5%. A total of $10.1 million of our gross profit decrease was driven by the decline in our Energy and Smart Grid Solutions segment’s revenue, partially offset by the positive effects of a $2.9 million improvement in our gross profit due to the favorable mix of projects in 2009 with higher gross margins than in 2008, as well as due to reductions in costs taken in response to anticipated negative economic conditions. Specific cost reduction measures taken in 2009 include reductions in construction personnel and other operational spending reductions.
     The 9.9% decrease in our Energy Services segment costs of sales and services in 2009 was primarily the result of the reduction in costs associated with the 12% decrease in Southern Flow sales and service revenues, together with factors that resulted in a decline in Southern Flow’s gross profit margin. Our Southern Flow gross profit margin decreased to 25.3% for 2009, compared to 27.1% during 2008. The decline in our Southern Flow gross profit margin was due to reduced efficiencies in the utilization of field personnel due to the lower revenues in 2009 as compared to 2008, particularly in the first half of 2009, because most of these field personnel expenses are relatively fixed over short time frames. During the second and third quarters of 2009, our Southern Flow subsidiary took additional actions to reduce personnel costs in response to the decline in sales and service revenues. Accordingly, the positive effects of these cost reductions on our gross profit margin were realized for only part of 2009.
     Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	The absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term;

•	Our ability to improve our operating efficiency and benefit from economies of scale;

•	Our ability to manage our materials and labor costs;

•	The costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel;

•	The geographic density of our projects;

•	The mix of higher and lower margin products and services;

•	The selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	The price of oil and natural gas, the financial health of our customer base, and the level of new oil and natural gas production activity in our operating geography;

•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful; and

•	Other factors described below under “—Fluctuations.”
     Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—Fluctuations” below. Accordingly, there is no assurance that our future gross profit margins will improve or even remain at recent levels in the future, and will likely decrease if revenues continue to decrease.
     Operating Expenses
     Our operating expenses include general and administrative expense, selling, marketing and service expense and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2009	2008	$	%

Consolidated Operating Expenses:

General and administrative	$26,051	$29,021	$(2,970)	-10.2%
Selling, marketing and service	3,964	5,348	(1,384)	-25.9%
Depreciation and amortization	2,420	2,031	389	19.2%

Total	$32,435	$36,400	$(3,965)	-10.9%

     Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. In anticipation of the recent economic recession and in anticipation of a decline in revenues during a significant portion of 2009, we took measures during late 2008 and in 2009 to reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. We expect to maintain certain of these cost reduction measures over the near-term in 2010 in order to address the ongoing negative effects of the slow economic recovery on our business. Over the second half of 2010 and beyond, however, we expect demand for our business to expand when and if economic conditions continue to improve, and capital and operating spending by customers increase, allowing us to grow our business and to invest in future business opportunities.
     General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 10.2% decrease in our consolidated general and administrative expenses in 2009, as compared to 2008, was due to staff reductions, decreases in incentive compensation expense, and other measures taken primarily in our Energy and Smart Grid Solutions segment to control and reduce our costs. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2009	2008	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$12,487	$14,311	$(1,824)	-12.7%
Vehicle lease and rental	1,829	2,449	(620)	-25.3%
Insurance	1,028	941	87	9.2%
Rent-office and equipment	776	844	(68)	-8.1%
Professional fees and consulting	456	504	(48)	-9.5%
Travel	716	864	(148)	-17.1%
Development costs	170	118	52	44.1%
Other	1,665	2,082	(417)	-20.0%

Energy Services	1,882	1,900	(18)	-0.9%

Unallocated Corporate Costs	5,042	5,008	34	0.7%

Total	$26,051	$29,021	$(2,970)	-10.2%

     The decrease in our Energy and Smart Grid Solutions segment personnel costs during 2009, as compared to 2008, was due to staff reductions, decreases in incentive compensation expense, and other actions taken to reduce costs in anticipation of a decrease in revenues at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, travel and other expenses decreased as a result of our specific cost reduction efforts. We expect our Energy and Smart Grid Solutions general and administrative expenses to gradually increase from our 2009 levels in the first half of 2010 as we continue to manage the effects of the current economic conditions on our business. Over the second half of 2010 and beyond, however, assuming economic conditions continue to improve, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we return to investing and supporting long-term growth.
     Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Southern Flow business. The slight decrease in our Southern Flow business general and administrative expense during 2009, as compared to 2008, was due to similar cost reduction initiatives taken in the second half of 2009 in anticipation of a continued decrease in revenues at our Southern Flow subsidiary. We expect general and administrative expenses in our Southern Flow business to stabilize or decline slightly from current levels over the near-term. Over the longer-term, as economic conditions improve, we expect a modest increase in Southern Flow’s revenue which will likely result in increased general and administrative expenses in the future.
     Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. Overall, these costs increased less than 1% during 2009 as compared to 2008 due to an increase in public company costs. We expect a slight increase in our unallocated corporate general and administrative expense in 2010 as a result of additional personnel and professional costs.
     Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The overall 25.9% decrease in selling, marketing and service expenses in 2009, as compared to 2008, was due primarily to reductions in sales compensation expense resulting from the decline in revenues at our Energy and Smart Grid Solutions segment in 2009. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2009	2008	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$1,858	$2,140	$(282)	-13.2%
Commission	1,219	2,025	(806)	-39.8%
Travel	514	614	(100)	-16.3%
Advertising and promotion	307	323	(16)	-5.0%
Bad debt expense	28	204	(176)	-86.3%
Other	1	19	(18)	-94.7%

Energy Services	37	23	14	60.9%

Total	$3,964	$5,348	$(1,384)	-25.9%

     In the future, we expect our Energy and Smart Grid Solutions segment selling, marketing and services expenses to stabilize at current levels in the first half of 2010 as we continue to manage our costs and have lower commission expense due to lower revenues as a result of the current economic recession, but increase in the second half of 2010 and beyond as economic conditions improve and revenues increase to reflect, drive, and support future growth. We expect our Energy Services segment selling, marketing and services expenses to decline slightly in 2010 given the continued slow economic recovery of the oil and gas sector that negatively affected our sales and services revenue in 2009.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The $389, or 19.2%, overall increase in depreciation and amortization expenses in 2009, as compared to 2008, primarily reflects capital investments at both our Energy and Smart Grid Solutions segment and our Energy Services segment throughout 2008 and 2009. As a result, we incurred a $99, or 49.5% increase in depreciation and amortization expenses at our Energy Services segment and a $291, or 16.4%, increase at our Energy and Smart Grid Solutions segment in 2009, compared to 2008.
     Other Income and Expenses
     Our other income and expenses include management fees and equity income earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2009	2008	$	%

Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$3	$82	$(79)	-96.3%
Interest expense	(334)	(140)	(194)	138.6%

Segment total	(331)	(58)	(273)

Energy Services:
Equity income	2,167	3,490	(1,323)	-37.9%
Management fees	447	556	(109)	-19.6%
Interest income and other income	—	26	(26)	-100.0%

Segment total	2,614	4,072	(1,458)

Unallocated Corporate:
Interest income and other income	158	382	(224)	-58.6%
Interest expense	(273)	(147)	(126)	-85.7%
Income tax benefit (provision)	(953)	(823)	(130)	-15.8%

Segment total	(1,068)	(588)	(480)

Total	$1,215	$3,426	$(2,211)

     Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations as well as changes in our ownership interest. During 2009, our equity income decreased by $1.3 million, or 37.9%, over 2008. The performance of the WaterSecure operations, and our related equity income, was negatively affected by soft market conditions and prices in the oil and gas sector generally, and in the region in which it operates, during 2009.
     Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Due to the economic downturn and the significant reduction in oil and gas prices during early 2009 compared to 2008, the current market conditions in the oil and gas sector were substantially weaker in 2009 compared to 2008. These weaker conditions negatively affected the revenues of the WaterSecure operations in 2009. As a direct result, our Energy Services segment management fees decreased in 2009 by $109, or 19.6%, compared to 2008.
     Interest Income and Other Income. Interest income and other income for each segment consists of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased by $329 during 2009, as compared to 2008. This decrease was attributable to a decline in our interest income resulting from declining interest rates earned on our cash and cash equivalent balances in 2009 compared to 2008. Our future interest income will depend on our interest-bearing cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, as well as upon changes in future interest rates.
     Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest expense increased by $320 during 2009, as compared to 2008. The increase in our unallocated corporate interest expense reflects the unused revolving credit facility fee and amortization of our finance charges incurred on our credit facility. The increase in our Energy and Smart Grid Solutions segment interest expense reflects interest and amortized finance charges on the $5.2 million balance on the capital lease obligation which we entered into in December 2008 to finance certain recurring revenue projects. We expect our future interest expense to increase over time as a result of anticipated borrowings under our credit facility to fund capital expenditures for equipment deployed for recurring revenue projects in our Energy and Smart Grid Solutions segment.
     Income Taxes. Historically, our federal income tax expense has been modest, generally limited to federal alternative minimum tax, because of our consolidated net operating losses in prior years that was used to offset taxable income in current years. Our income tax provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, and expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. In 2008, we released $4.5 million of our valuation allowance related to our net deferred tax asset which offset a substantial portion of the income tax expense otherwise recorded in 2008. In 2009, we did not change our valuation allowance. The increase in our 2009 income tax provision compared to 2008 is due nearly entirely to the reduction in our valuation allowance in 2008 compared to 2009 together with the effects of an increase in expense associated with certain tax positions that we took in 2009 compared to 2008.
     Noncontrolling Interest. Because we own the controlling, but not the entire, interest in EfficientLights, the financial results of which are consolidated into our financial results, the noncontrolling member’s interest in the income or loss of EfficientLights is reflected as either a reduction or an increase to net income attributable to PowerSecure International, Inc. shareholders in our consolidated statement of operations. The noncontrolling interest amount of $1.5million during 2009 shown as a reduction to net income attributable to PowerSecure International, Inc. common stockholders, represents the 33% interest in the income of EfficientLights owned by the noncontrolling member. In 2008, EfficientLights incurred a loss and had accumulated losses in excess of the noncontrolling member’s interest in EfficientLights. Under accounting standards that existed in 2008, no losses attributable to the noncontrolling member’s interest in EfficientLights were recognized in our financial statements in 2008. During 2009, EfficientLights became profitable and the portion of its net income attributable to the noncontrolling member is reflected as a reduction to net income attributable to PowerSecure International, Inc. common stockholders.
     We currently hold a 67% ownership interest in EfficientLights and have an option to purchase the remaining 33% ownership interest, which would provide us with 100% ownership of this business. Under the terms of this option, we have the right to acquire the remaining 33% ownership interest in exchange for 1,000,000 shares of our common stock. In the event that the average closing price per share of our common stock is less than $10.00 for the ten trading days prior to date we give notice of our intent to exercise this purchase option, then the number of shares of our common stock that we will be required to deliver in exchange for the 33% ownership interest will be increased to an aggregate amount equal to $10.0 million, based on the foregoing average closing price per share. In the event that we exercise this option, EfficientLights would become our wholly-owned subsidiary, we would include all of the operating results related to the business, including the remaining 33% interest, in our consolidated financial statements, without reduction for net income attributable to the noncontrolling share, and the number of our shares of common stock outstanding would increase by the number of shares issued in exchange for the 33% interest. From time to time, we evaluate the possibility of exercising this option, depending on the evolving circumstances we deem relevant, including without limitation the financial performance, growth and prospects of EfficientLights.
      2008 Compared to 2007
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
     The following table summarizes our Energy and Smart Grid Solutions segment project-based revenues from Publix and from all other customers for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%

Revenues from Publix projects	$45,211	$52,001	$(6,790)	-13%
Revnues from all other customers	70,782	42,922	27,860	65%

Total	$115,993	$94,923	$21,070	22%

Publix as a percentage of total Energy and Smart Grid Solutions segment revenues	39.0%	54.8%
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
     Operating Expenses
     The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%

Consolidated Operating Expenses:

General and administrative	$29,021	$22,637	$6,384	28.2%
Selling, marketing and service	5,348	3,575	1,773	49.6%
Depreciation and amortization	2,031	1,500	531	35.4%
Restructuring charges	—	14,139	(14,139)	-100.0%

Total	$36,400	$41,851	$(5,451)	-13.0%

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
     General and Administrative Expenses. The 28.2% increase in our consolidated general and administrative expenses in 2008, as compared to 2007, was due to investments in personnel and related overhead costs associated with supporting the development and growth of our business. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$14,311	$11,141	$3,170	28.5%
Vehicle lease and rental	2,449	1,568	881	56.2%
Insurance	941	878	63	7.2%
Rent-office and equipment	844	711	133	18.7%
Professional fees and consulting	504	618	(114)	-18.4%
Travel	864	388	476	122.7%
Development	118	148	(30)	-20.3%
Other	2,082	1,443	639	44.3%

Energy Services	1,900	1,581	319	20.2%

Unallocated Corporate Costs	5,008	4,161	847	20.4%

Total	$29,021	$22,637	$6,384	28.2%

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
     Depreciation and Amortization Expenses. The 35.4% increase in depreciation and amortization expenses in 2008, as compared to 2007, primarily reflected an increase in depreciable assets acquired by our Energy and Smart Grid Solutions segment throughout 2007, including capital expenditures related to Interactive Distributed Generation® systems installed for sales under our recurring revenue model. Primarily as a result of the above, our Energy and Smart Grid Solutions segment depreciation and amortization expenses increased in 2008 by $489, or 38.1%, compared to 2007. Depreciation and amortization expense at our Energy Services segment also increased in 2008 by $46, or 22.0%, compared to 2007 due to capital investments to support growth initiatives.
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

     Other Income and Expenses
     The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

			Year-over-Year
	Year Ended December 31,		Difference
	2008	2007	$	%

Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$82	$305	$(223)	-73.1%
Interest expense	(140)	(7)	(133)	1900.0%

Segment total	(58)	298	(356)

Energy Services:
Equity income	3,490	2,774	716	25.8%
Management fees	556	423	133	31.4%
Interest income and other income	26	409	(383)	-93.6%
Interest expense	—	(7)	7	-100.0%

Segment total	4,072	3,599	473

Unallocated Corporate:
Interest income and other income	382	827	(445)	-53.8%
Interest expense	(147)	(43)	(104)	-241.9%
Income tax benefit (provision)	(823)	1,834	(2,657)	144.9%

Segment total	(588)	2,618	(3,206)

Total	$3,426	$6,515	$(3,089)

     Equity Income. During 2008, our equity income increased by $716, or 25.8%, over 2007. The performance of the WaterSecure operations, and our related equity income, was favorably affected by strong market conditions in the oil and gas sector generally, and in the region in which it operates during the first nine months of 2008. In July 2008, our Energy Services segment purchased additional interests in the WaterSecure operations which also resulted in additional equity income in 2008.
     Management Fees. The WaterSecure operations generating our management fees experienced strong revenue growth during the first nine months of 2008 as a result of favorable market conditions in the oil and gas sector generally, and in the region in which it operates. As a direct result, our Energy Services segment management fees increased in 2008 by 31.4% compared to 2007.
     Interest Income and Other Income. Our Energy Services segment interest income and other income for 2007 includes a gain from insurance proceeds from a fire claim at Southern Flow in 2007. Our unallocated corporate interest income and other income for 2007 also includes $385 in litigation settlements received. In total, interest income and other income decreased $1.1 million during 2008, as compared to 2007. This decrease was attributable to the one-time gain during 2007 relating to the fire insurance proceeds, the non-recurring litigation settlements received during 2007, and a decrease in our interest income resulting from both a decline in our average cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in 2008 compared to 2007.
     Interest Expense. In total, interest expense increased $230 during 2008, as compared to 2007. The increase in our unallocated corporate interest expense reflects interest expense, the unused line fee, and amortization of our finance charges incurred on our revolving line of credit. The increase in our Energy and Smart Grid Solutions segment interest expense reflects interest and amortized finance charges on a term credit facility which we entered into in January 2008 to finance the purchase our headquarters in Wake Forest, North Carolina, and we repaid in November 2008.
     Income Taxes. During 2007, we determined that it was more likely than not that some portion of our net deferred tax asset would be realized, so we released approximately $1.0 million of our valuation allowance. As a result, we recorded a substantial income tax benefit in 2007. In 2008, we released an additional $4.5 million from our valuation allowance, which offset a substantial portion of the income tax expense otherwise recorded in 2008. The increase in our 2008 income tax provision compared to our 2007 income tax benefit was due to an increase in our taxable income in 2008 compared to 2007, and the resulting increases in both our federal alternative minimum tax and state income tax.
     Noncontrolling Interest. The noncontrolling interest amount of $30 during 2007 shown as an increase to net income attributable to PowerSecure International, Inc. common stockholders represents the 33% interest in the losses of EfficientLights owned by the noncontrolling member. At December 31, 2007, the accumulated losses of EfficientLights attributable to the noncontrolling member exceeded his basis in EfficientLights. In 2008, EfficientLights incurred additional losses. Under accounting standards that existed in 2008, no additional losses attributable to the noncontrolling member’s interest in EfficientLights were recognized in our consolidated statement of operations.
Fluctuations
          Our revenues, expenses, margins, net income, cash flow, cash, working capital debt, and balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the effects of general economic conditions, including the current significant downturn in the economy and financial crisis in the capital and credit markets, and the strong likelihood of continuing future economic and market challenges negatively impacting our business and our revenues and profit, including the negative impact these conditions will have on the timing of and amounts of orders from our customers, and on our access to capital to finance our business;

•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to continue to grow our business and generate increased revenues from customers other than Publix, our largest customer from 2006-2008;

•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increasing revenues from recurring revenue projects will require significant up-front capital expenditures and will protract revenue and profit recognition, while increasing our gross margins over the long-term, as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to maintain current profits, cash flow, and to satisfy our financial covenants in our debt facilities and successfully finance the recurring portion of our business model;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and finance capital required for recurring revenue projects;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;

•	the timing, pricing and market acceptance of our new products and services;

•	changes in our pricing policies and those of our competitors;

•	variations in the length of our sales cycle and product and service delivery and construction process;

•	changes in the mix of products and services having differing margins;

•	changes in our operating expenses, including prices for materials, labor, and other components of our products and services, warranty expense, fuel prices (including diesel, natural gas, and gasoline, among others) and our ability to hedge our fuel cost, exchange rates, as well as unforeseen or unanticipated expenses;
•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers and the potential effect on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and the difficult capital markets and their impact on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships and on-going sales with strategic partners, including utilities and large customers, and our ability to continue to expand our customer base in each of our business areas due to being dependent on a relatively small number of customers;

•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices and electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and

•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.
          Because we have little or no control over most of these factors, our operating results are difficult to predict. Any adverse change in any of these factors can negatively affect our business and results of operations.
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
          Our Energy Services segment operating results will vary as a result of fluctuations in energy prices. For example, during 2007-2008 the high price of natural gas has led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income. However, in 2009 declining prices of natural gas led to a decline in production activity by Southern Flow’s customers, resulting in reduced revenue growth and lower net income. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect our Energy Services segment’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season due to the effects on our customers and operations, and then potentially enhancing results after the season due to rebuilding and repair efforts which require our services. Results from our WaterSecure operations also fluctuate significantly with changes in oil and natural gas prices and oil and natural gas production in Colorado.
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
     Working Capital
     At December 31, 2009, we had working capital of $48.2 million, including $20.2 million in cash and cash equivalents, compared to working capital of $42.6 million at December 31, 2008, which included $24.3 million in cash and cash equivalents. Changes in the components of our working capital from 2008 to 2009 and from 2007 to 2008 are explained in greater detail below. At both December 31, 2009 and 2008, we had $50.0 million of additional borrowing capacity from our undrawn credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as discussed below.
      Cash Flows
     The following table summarizes our cash flows for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Net cash flows provided by (used in) operating activities	$(614)	$8,447	$16,607
Net cash flows used in investing activities	(3,779)	(19,017)	(4,692)
Net cash provided by financing activities	246	6,176	879

Net increase (decrease) in cash and cash equivalents	$(4,147)	$(4,394)	$12,794

     Cash Flows Provided by (Used in) Operating Activities
     Cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, noncontrolling interest, and equity income. Cash provided by (used in) operating activities also include cash distributions from our unconsolidated affiliate, cash distributions to the EfficientLights noncontrolling member and the effect of changes in working capital and other activities.
     Cash used in operating activities of $0.6 million in 2009 included the effects of the following:
•	our net income attributable to PowerSecure International, Inc. of $2.8 million;

•	non-cash charges of $2.4 million in depreciation and amortization;

•	non-cash stock-based compensation expense of $2.2 million;

•	non-cash noncontrolling interest in the income of EfficientLights of $1.5 million partially offset by cash distributions of $0.4 million to the noncontrolling member;

•	cash distributions from our WaterSecure operations of $2.2 million offset by non-cash equity income from those operations of $2.2 million;

•	non-cash deferred income tax expense of $0.2 million;

•	an increase of $3.1 million in accounts receivable;

•	an increase of $1.6 million in inventories;

•	a decrease of $0.2 million in other current assets and liabilities;

•	a decrease of $1.7 million of accounts payable;

•	a decrease of $2.8 million of accrued expenses;

•	an increase of $0.6 million of unrecognized tax benefits;

•	cash payments of $1.4 million on our restructuring obligations; and

•	an increase in our deferred compensation obligation of $0.3 million.
     Cash provided by operating activities of $8.4 million in 2008 included the effects of the following:
•	our net income attributable to PowerSecure International, Inc. of $10.7 million;

•	non-cash charges of $2.0 million in depreciation and amortization;

•	stock-based compensation expense of $2.6 million;

•	cash distributions from our WaterSecure operations of $3.7 million partially offset by non-cash equity income from those operations of $3.5 million;

•	a decrease of $11.5 million in accounts receivable;

•	a decrease of $1.4 million in inventories;

•	a net $1.7 million decrease in assets and liabilities of discontinued operations;

•	a decrease of $5.5 million of accounts payable;

•	a decrease of $12.0 million of accrued expenses; and

•	cash payments of $4.0 million on our restructuring obligations.
     Cash provided by operating activities of $16.6 million in 2007 included the effects of the following:
•	our net loss attributable to PowerSecure International, Inc. of $1.6 million;

•	non-cash restructuring charges, net of cash payments, of $5.7 million;

•	non-cash charges of $1.5 million in depreciation and amortization;

•	non-cash deferred income tax benefit of $2.3 million;

•	stock-based compensations expense of $2.1 million;

•	non-cash equity income from our WaterSecure operations of $2.8 million partially offset by cash distributions from those operations of $2.6 million

•	a decrease of $3.5 million in accounts receivable;

•	an increase of $7.9 million in inventories;

•	a net $0.6 million decrease in assets and liabilities of discontinued operations;

•	a decrease of $3.8 million of accounts payable; and

•	an increase of $19.3 million of accrued expenses.

     Cash Used in Investing Activities
     Cash used in investing activities was $3.8 million, $19.0 million and $4.7 million for 2009, 2008 and 2007, respectively. Historically, our principal cash investments have related to the purchase of equipment used to manufacture or deliver our products and services, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, capital expenditures, and the acquisition of additional equity interests in the WaterSecure operations. During 2009, we used $1.6 million to purchase and install equipment at our recurring revenue distributed generation sites, $0.8 million to acquire inventory and equipment of Design Power International, Inc., and $1.4 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets. During 2009 we sold equipment which we are now leasing under an operating lease, which generated $0.6 million cash. During 2008, we used $3.3 million to acquire the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary, $12.8 million to purchase and install equipment at our recurring revenue distributed generation sites, $1.9 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets, $0.7 million to acquire additional equity interests in our WaterSecure operations, and $0.3 million to purchase or develop software at our PowerSecure subsidiary. During 2007, we used $1.0 million to complete one recurring revenue distributed generation site, $2.0 million to purchase a restricted annuity contract to satisfy our future deferred compensation obligations for one of our executive officers, $0.4 million to purchase software or software rights at our PowerSecure subsidiary, $0.9 million to purchase production assets at our PowerSecure subsidiary and $0.4 million to replace equipment, furniture and leasehold improvements that were destroyed in a fire at Southern Flow.
     Cash Provided by Financing Activities
     Cash provided by financing activities was $0.2 million, $6.2 million and $0.9 million in 2009, 2008 and 2007, respectively. During 2009, we received $0.6 million from the sale and leaseback of certain recurring revenue equipment, we used $0.7 million to repay our capital lease obligations and we received $0.4 million from the exercise of stock options and warrants. During 2008, we received $5.9 million from the sale and leaseback of certain recurring revenue equipment, $2.6 million proceeds from a term loan used to finance the acquisition of the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary which was repaid during the year, and $0.3 million proceeds from the exercise of stock options. During 2007, we received $1.1 million from the exercise of stock options and we used $0.2 million to redeem our Series B preferred stock.
     Capital Spending
     Our capital expenditures during 2009 were approximately $3.0 million, of which we used $1.6 million to purchase and install equipment at our recurring revenue distributed generation sites, and $1.4 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries. Our capital expenditures during 2008 were approximately $18.3 million, of which we used $3.3 million to purchase acquire the land and building constituting our principal executive offices and the principal offices of our PowerSecure subsidiary in Wake Forest, North Carolina, $12.8 million to purchase and install equipment at our recurring revenue distributed generation sites, and $2.2 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries. Our capital expenditures during 2007 were approximately $2.7 million, of which $2.3 million was incurred at our PowerSecure subsidiary, the majority of which was used to purchase equipment for use in our distributed generation production or recurring revenue distributed generation projects. Our 2007 capital expenditures also included $0.4 million incurred at Southern Flow, largely to replace equipment items lost or damaged in a fire at its facility in Lafayette, Louisiana.
     We anticipate making capital expenditures of approximately $15 million in 2010, although customer demand for our Interactive Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Energy and Smart Grid Solutions segment.
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
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At December 31, 2009, we were in compliance with these financial covenants.
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
     At December 31, 2009 and 2008, there were no balances outstanding under the credit facility and we had $50.0 million available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
     Equipment Line. On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. T he line of credit was increased from its previous $7.5 million level to $10.0 million. Under this line of credit, our PowerSecure subsidiary could submit equipment purchases to Caterpillar for financing, and Caterpillar could provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as set by Caterpillar on a project by project basis. This line of credit from Caterpillar was a permitted indebtedness under our credit facility with Citibank, although no amounts were drawn on the line. The equipment line expired on September 30, 2009.
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
     Our capital lease obligations at December 31, 2009 and 2008 was $5.2 million and $5.9 million, respectively, and consist of our obligations under the equipment lease described above as well as various other miscellaneous lease obligations.
     Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our Energy and Smart Grid Solutions segment. The remaining balance of our payment obligations at December 31, 2009 relating to these organizational changes, which balance consists almost entirely of severance costs to our former Chief Executive Officer, will be paid in installments totaling $0.3 million in 2010.
     Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at December 31, 2009, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.
     Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; we incurred significant restructuring obligations in 2007; and in 2009 we entered into a non-compete agreement providing for on-going payments. At December 31, 2009, we also have a liability for unrecognized tax benefits and related interest and penalties totaling $1.5 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Accordingly, the information in the table below, which is as of December 31, 2009, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$—	$—	$—	$—	$—
Capital lease obligations (2)	6,097	1,017	2,033	2,032	1,015
Operating leases	4,739	1,263	1,936	1,352	188
Deferred compensation (3)	2,661	—	—	—	2,661
Non-compete agreement	700	200	200	200	100
Restructuring obligations	325	325	—	—	—
Series B preferred stock	104	104	—	—	—

Total	$14,626	$2,909	$4,169	$3,584	$3,964

(1)	Total repayments are based upon borrowings outstanding as of December 31, 2009, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
     Off-Balance Sheet Arrangements
     During 2009, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
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
     Revenue Recognition — For our distributed generation turn-key project-based sales and our utility infrastructure turn-key project-based sales, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. We believe the use of the percentage-of-completion method of accounting for these projects is preferable to the completed contract method because these projects typically occur over several accounting periods and the percentage-of-completion method is a better method to match the revenues and costs to the reporting period in which the construction services are performed. Nearly all of these projects are fixed-price contracts, with the exception of certain contracts which provide for additional billings based on wire usage to connect distributed generation equipment to customer facilities.
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
     Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be significant. If, however, conditions arise that requires us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would more likely be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.
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
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. Management regularly analyzes accounts receivable and historical bad debts, customer credit-worthiness, customer concentrations, current economic trends, and changes in our customer payment patterns when we evaluate the adequacy of our allowances for doubtful accounts. We estimate the collectability of our accounts receivable and establish necessary reserves on an account-by-account basis. In addition, we also provide for a general reserve for all accounts receivable. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, since a large portion of our receivables are due from major customers or from customers for whom the project represents a major capital expenditure, significant adverse changes to the financial condition of these customers may result in significant adjustments to our allowance.
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
     Warranty Reserve. We provide a standard one-year warranty for our distributed generation and switchgear equipment, and a five-year warranty for our EfficientLights lighting product. In addition, we offer extended warranty terms on our distributed generation, switchgear, and EfficientLights products. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation, switchgear, and LED-lighting markets are limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required. The following table summarizes our warranty reserves for the periods indicated (dollars in thousands):

	Balance at	Reserve	Utilized/	Balance at
	January 1	Additions	Deductions	December 31

2007	$116	$305	$—	$421
2008	421	326	(50)	697
2009	697	109	(37)	769

     The significant increase in our 2008 and 2007 warranty reserve relates to extended warranties purchased by our customers or included in the contract terms.
     Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, goodwill and intangible assets, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. In assessing the recoverability of goodwill and intangible assets, we use estimates of future cash flows and other factors to determine the fair value of these assets. For intangible assets, our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. For goodwill, our impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2009. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2009.
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
     Uncertain Tax Positions. The process of filing federal and state income tax returns requires us, in consultation with our tax advisors, to make judgments regarding how we will apply intricate and often ambiguous laws, regulations, administrative rulings and court precedents. From time-to-time we undergo audits by federal, state, and local taxing authorities, and these judgments may be questioned or disallowed in total or in part. As a result, when determining the accounting entries necessary to accurately reflect income taxes currently payable and/or refundable, we must make assumptions regarding the likelihood of success in defending our judgments in the event of audits.
     We have recorded a liability for our estimate of taxes, penalties and interest associated with uncertain tax positions. Our estimate is based on assumptions regarding the likelihood of successfully defending this tax position in an audit. We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
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
     Share-Based Compensation. We measure compensation cost for all stock-based awards at the fair value on date of grant and recognize the compensation expense over the service period for awards expected to vest. We measure the fair value of restricted stock awards based on the number of shares granted and the quoted price of our common stock on the date of the grant, and we measure the fair value of stock options using the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.
     Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the years ended December 31, 2009, 2008 and 2007 was $2,123, $2,384 and $2,092, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
     Stock Option Expense
     Net income (loss) for the years ended December 31, 2009, 2008 and 2007 includes $556, $656 and $972, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
     A summary of option activity for the year ended December 31, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2008	1,708	$5.21
Granted-Directors	—	—
Granted-Employees	43	6.41
Exercised	(64)	2.22
Expired	(6)	6.88
Forfeited	(54)	10.62

Balance, December 31, 2009	1,627	$5.18	4.87	$2.03

Exercisable, December 31, 2009	1,334	$4.85	4.15	$2.36

     A summary of option activity for the year ended December 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2007	1,728	$5.34
Granted-Directors	—	—
Granted-Employees	232	4.31
Exercised	(169)	2.68
Canceled	—	—
Forfeited	(83)	10.85

Balance, December 31, 2008	1,708	$5.21	5.71	$(1.92)

Exercisable, December 31, 2008	1,306	$4.49	4.80	$(1.20)

     A summary of option activity for the year ended December 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085	$4.61
Granted-Directors	38	12.73
Granted-Employees	30	12.67
Exercised	(411)	2.68
Canceled	—	—
Forfeited	(14)	10.28

Balance, December 31, 2007	1,728	$5.34	5.96	$8.22

Exercisable, December 31, 2007	1,358	$3.89	5.37	$9.69

     There were no options granted to our directors during the years ended December 31, 2009 and 2008. The weighted average grant date fair value of the options granted to our directors during the year ended December 31, 2007 was $8.29. The weighted average grant date fair value of the options granted to employees during the years ended December 31, 2009, 2008 and 2007 was $3.30, $2.55 and $8.25, respectively. The fair value was measured using the Black-Scholes valuation model with the following assumptions for the years ended December 31:

	2009	2008	2007
Expected stock price volatilility	57.4%	65.0%	75.7%
Risk Free interest rate	2.39%	1.84%	5.07%
Annual dividends	$—	$—	$—
Expected life — employees	5 years	5 years	5 years
Expected life — directors	na	na	5 years
     The fair value of the stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. At December 31, 2009 and 2008, there was $820 and $1,453, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2009 are expected to be recognized over a weighted average period of 1.58 years.
     The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $213, $1,023 and $4,532, respectively. Cash received from stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $141, $501 and $1,052, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $604, $820 and $971, respectively.

     Restricted Stock Awards
     Net income (loss) for the years ended December 31, 2009, 2008 and 2007 includes $1,567, $1,728 and $1,120, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the years ended December 31, 2009, 2008 and 2007 is included in general and administrative expenses in the accompanying consolidated statements of operations.
     On December 17, 2009, our Board of Directors approved amendments to the restricted stock agreements with certain of our officers, including Messrs. Hinton and Hutter. These amendments modified the vesting conditions of the performance goals applicable to 193,500 performance shares that were originally issued in 2007. Under the original restricted stock agreements, 645,000 restricted shares were issued to the officers in 2007. A total of 322,500, of the restricted shares vest five years after the date of grant based on continued service through the employment date, and the remaining 322,500 restricted shares (the performances shares) vest annually through 2011 based on certain performance goals established in 2007 and increasing annually relating to our consolidated net income. Of the total 322,500 performance shares issued in 2007, 129,000 of those performance shares vested in 2008 and 2009 upon the attainment of the performance goals for 2007 and 2008.
     The Board amended the restricted stock agreements to waive the vesting conditions for the 64,500 performance shares related to fiscal 2009, in light of the Company’s performance in the difficult economic environment. In addition, our Board amended the restricted stock agreements to modify the vesting conditions for the 129,000 performance shares related to the Company’s 2010 and 2011 fiscal years in order to reflect new performance goals that are more appropriate for those years under the current conditions and circumstances of the Company and the economy. These amendments did not change the “cliff vesting” condition for the 322,500 service shares granted under the restricted stock agreement, which service shares vest five years after the original 2007 grant dates subject to continued employment service by the officers.
     A summary of unvested restricted stock award activity for the three years ended December 31, 2009 is as follows. The 193,500 amended restricted performance shares are reflected as cancelled and granted in the following table during the year ended December 31, 2009:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, January 1, 2007	—	$—
Granted-Directors	—	—
Granted-Officers	645	12.49
Granted-Employees	—	—
Vested	(4)	14.50
Forfeited	—	—

Balance, December 31, 2007	641	$12.48
Granted-Directors	34	6.98
Granted-Officers	—	—
Granted-Employees	28	7.45
Vested	(75)	11.62
Forfeited	—	—

Balance, December 31, 2008	628	$12.06
Granted-Directors	43	4.65
Granted-Officers	194	7.97
Granted-Employees	—	—
Vested	(104)	9.96
Forfeited	(6)	8.50
Cancelled	(194)	12.49

Balance, December 31, 2009	561	$10.36

     Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. The unvested restricted shares granted to our officers vest as described above. All restricted and unvested shares will automatically vest upon a change in control.
     The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At December 31, 2009, the balance of unrecognized compensation cost related to unvested restricted shares was $3,360, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 3.0 years.
Recent Accounting Pronouncements
     Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 established the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted the provisions of FAS 168 on a prospective basis effective September 30, 2009. The adoption of FAS 168 had no effect on our financial position or results of operations or on our financial statement disclosures, except that we have replaced references to GAAP with references to the applicable ASC topics.
     Noncontrolling Interest—In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of ASC 810, Consolidation, establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. We adopted the new guidance on a prospective basis beginning January 1, 2009. The effects of this new guidance on our financial position and results of operations are discussed in Note 2 of our consolidated financial statements.
     Participating Securities—In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, Earnings per Share, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the “two-class method.” Under the new guidance, participating securities are redefined to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” All of our unvested restricted stock awards contain non-forfeitable rights to dividends on a basis equal to our other common stockholders. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and we adopted the new guidance effective January 1, 2009. In accordance with the provisions of the new guidance, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of its computational guidance. The effects of this new guidance on our prior-period basic and diluted EPS data are discussed in Note 2 of our consolidated financial statements.
     Accounting for Business Combinations—In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations, requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. The revised guidance applies to business combinations for acquisitions occurring on or after

January 1, 2009. Accordingly, the revised guidance did not impact our previous transactions involving purchase accounting but acquisitions after that date are accounted for under the revised guidance.
     In April 2009, the FASB issued new guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the new guidance, which is now part of ASC 805, pre-acquisition contingencies are recognized at their acquisition-date fair value. The new guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies. The adoption of the new guidance on January 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures.
     Useful Life of Intangible Assets—In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. The revised guidance may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. Disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement is also required. The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The adoption of the revised guidance on January 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures related to existing intangible assets.
     Defensive Intangible Assets—In November 2008, the FASB issued new guidance on accounting for defensive intangible assets. The new guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the new guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting and amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with ASC 805 and ASC 820. The adoption of the new guidance on January 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures.
     Fair Value Measurements—In September 2006, the FASB issued new guidance for measuring fair value. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. This guidance does not expand or require any new fair value measures. This guidance became effective for us on January 1, 2008. The adoption of the guidance had no effect on our financial position or results of operations or on our financial statement disclosures.
     In February 2007, the FASB issued new guidance creating a fair value option. The new guidance, which is now part of ASC 825, Financial Instruments, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The new guidance became effective for us on January 1, 2008. The adoption of the new guidance had no effect on our financial position or results of operations or on our financial statement disclosures.
     Accounting for Non-Financial Assets and Non-Financial Liabilities—In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the new guidance on January 1, 2009 did not have any effect on our financial position or our results of operations or on our financial statement disclosures.
     Additional Fair Value Measurement Guidance—In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures.
     Disclosures about Fair Value of Financial Instruments—In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or our financial statement disclosures.
     Fair Value Measurement of Liabilities—In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, an update to ASC 820. ASU No. 2009-05 provides guidance on the fair value measurement of liabilities. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of ASU No. 2009-05 on October 1, 2009 did not have any impact on our financial position or results of operations or on our financial statement disclosures.
     Derivative Instruments and Hedging Activities—In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging Activities, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of the new guidance were effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of the new guidance had no effect on our financial position or results of operations or on our financial statement disclosures since we did not engage in any hedging activity or hold any derivative instruments.
     Other-than-Temporary Impairments—In January 2009, the FASB issued amendments to the other-than-temporary impairments model for certain investments in securitizations. The amendments, which are now part of ASC 325-40, Investments -Other — Beneficial Interests in Securitized Financial Assets, amend prior guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. ASC 325-40 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in previous guidance. ASC 325-40 is effective for interim and annual reporting periods ending after December 15, 2008, and is required to be applied prospectively. The adoption of the new guidance did not have any effect on our financial position or results of operations or on our financial statement disclosures.
     In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments of debt and equity securities. Under the new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which an entity does not intend to sell a debt security, or it is more likely than not that an entity will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. In addition to the changes in measurement and presentation, the disclosure requirements related to other-than-temporary impairments relating to debt securities are expanded, and all such disclosures are required to be included in both interim and annual periods. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures.

     Subsequent Events Disclosure—In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, is consistent with existing accounting standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or on our financial statements.
     Accounting for Transfers of Financial Assets—In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which is now part of ASC 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. We do not expect the adoption of the new guidance will have any impact on our financial position or results of operations or on our financial statement disclosures.
     Variable Interest Entities—In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which is now part of ASC 810-10, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The revised guidance is effective for all variable interest entities owned on or formed after January 1, 2010. We do not expect that the provisions of the revised guidance will have any effect on our financial position or results of operations or on our financial statement disclosures.
     Employers’ Disclosures about Postretirement Benefit Plan Assets—In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. The adoption of the new guidance on January 1, 2009 did not have any effect on our financial position or results of operations or on our financial statement disclosures.
     Multiple Deliverable Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force, which updates ASC 605, Revenue Recognition. ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply the new guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, early application is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.
     Software Elements in Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, updating ASC 985, Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning January 1, 2011; however, early adoption is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.

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
     At December 31, 2009, our cash and cash equivalent balance was approximately $20.2 million and our credit facility had a zero balance. Our cash equivalents are invested in either bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
     Commodity Price Risk. From time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use in our products and diesel fuel we use to power our generators. To date, in our Energy and Smart Grid Solutions segment, we have managed this risk by using alternative raw materials acceptable to our customers or we have been able to pass these cost increases to our customers. While we do not believe that changes in commodity prices have had a material impact on us in the past, commodity price fluctuations could have a material impact on us in the future, depending on the magnitude and timing of such fluctuations. The impact of these fluctuations could result in an increase in our operating costs and expenses and reduction in our gross margins and income due to increases in the price and costs of engines, generators, copper, aluminum, electrical components, labor, electricity, diesel fuel, gasoline, oil and natural gas. In our Energy Services segment, we have on-going commodity price risk primarily related to the price of oil and natural gas. Movements in prices of these commodities can materially impact our results in this segment.
     Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we face minimal exposure to adverse movements in foreign currency exchange rates. However, as our international operations expand in the future as we expect, then our exposure to foreign currency risks will increase, which could affect our business. In addition, because our EfficientLights business purchases component parts manufactured in China, then to the extent the U.S. Dollar exchange rate with the Chinese Yuan changes significantly, our business and results could be materially impacted.
     We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes, foreign currency exchange risks or other market risks, or for trading or other speculative purposes.
Item 8. Financial Statements and Supplementary Data
     The information required by this item is set forth commencing on pages F-1 and G-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of its assessment with our Audit Committee.
     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this item.
Limitations in Control Systems
     Our controls and procedures were designed at a reasonable assurance level. Because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of possible controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
PowerSecure International, Inc.
We have audited PowerSecure International, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion the company’s internal control over financial reporting based on our audit.
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
In our opinion, PowerSecure International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated financial statements of PowerSecure International, Inc. and our report dated March 11, 2010 expressed an unqualified opinion.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 11, 2010

Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.
     The remainder of the information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2009.
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2009.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
1.	Financial Statements

The following consolidated financial statements of PowerSecure International, Inc. are included commencing on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

The following consolidated financial statements of Marcum Midstream 1995-2 Business Trust are included commencing on page G-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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
We have audited the accompanying consolidated balance sheets of PowerSecure International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of PowerSecure International, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerSecure International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerSecure International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of PowerSecure International, Inc.’s internal control over financial reporting.
HEIN & ASSOCIATES LLP
Denver, Colorado
March 11, 2010

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
Assets

Current Assets:
Cash and cash equivalents	$20,169	$24,316
Trade receivables, net of allowance for doubtful accounts of $299 and $276, respectively	28,332	25,215
Inventories	21,632	19,713
Deferred income taxes	2,713	2,919
Prepaid expenses and other current assets	1,300	1,680

Total current assets	74,146	73,843

Property, plant and equipment:
Equipment	22,252	20,297
Furniture and fixtures	671	650
Land, building and improvements	4,802	4,674

Total property, plant and equipment, at cost	27,725	25,621

Less accumulated depreciation and amortization	5,413	3,739

Property, plant and equipment, net	22,312	21,882

Other assets:
Goodwill	7,256	7,256
Restricted annuity contract	2,220	2,133
Intangible rights and capitalized software costs, net of accumulated amortization of $1,890 and $1,453, respectively	1,320	1,276
Investment in unconsolidated affiliate	3,974	4,106

Other assets	249	338

Total other assets	15,019	15,109

Total Assets	$111,477	$110,834

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,116	$5,817
Accrued and other liabilities	20,379	23,147
Restructuring charges payable	325	1,349
Current income taxes payable	—	181
Current unrecognized tax benefit	327	79
Current portion of capital lease obligations	756	716

Total current liabilities	25,903	31,289

Long-term liabilites:
Revolving line of credit	—	—
Capital lease obligations, net of current portion	4,445	5,201
Unrecognized tax benefit	1,169	790
Deferred compensation	721	388
Restructuring charges	—	355

Total long-term liabilities	6,335	6,734

Commitments and contingencies (Note 11)	—	—

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 17,241,650 and 17,071,889 shares issued and outstanding, respectively	172	171
Additional paid-in-capital	110,911	108,384
Accumulated deficit	(32,951)	(35,744)

Total PowerSecure International, Inc. stockholders’ equity	78,132	72,811
Noncontrolling interest	1,107	—

Total stockholders’ equity	79,239	72,811

Total Liabilities and Stockholders’ Equity	$111,477	$110,834

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$102,540	$135,440	$111,112
Cost of sales	67,015	91,731	76,805

Gross profit	35,525	43,709	34,307

Operating expenses:
General and administrative	26,051	29,021	22,637
Selling, marketing and service	3,964	5,348	3,575
Depreciation and amortization	2,420	2,031	1,500
Restructuring charges	—	—	14,139

Total operating expenses	32,435	36,400	41,851

Operating income (loss)	3,090	7,309	(7,544)

Other income and (expenses):
Equity income	2,167	3,490	2,774
Management fees	447	556	423
Interest income and other income	161	490	1,541
Interest expense	(607)	(287)	(57)

Income (loss) before income taxes	5,258	11,558	(2,863)
Income tax (provision) benefit	(953)	(823)	1,834

Income (loss) from continuing operations	4,305	10,735	(1,029)
Loss on discontinued operations, net of tax (Note 7)	—	(77)	(609)

Net income (loss)	4,305	10,658	(1,638)
Less: Net income (loss) attributable to noncontrolling interest	1,512	—	(30)

Net income (loss) attributable to PowerSecure International, Inc.	$2,793	$10,658	$(1,608)

Basic earnings (loss) per share attributable to
PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$0.16	$0.63	$(0.06)
Loss from discontinued operations	0.00	(0.00)	(0.04)

Net income (loss) attributable to PowerSecure International, Inc. common stockholders	$0.16	$0.63	$(0.10)

Diluted earnings (loss) per share attributable to
PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$0.16	$0.62	$(0.06)
Loss from discontinued operations	0.00	0.00	(0.04)

Net income (loss) attributable to PowerSecure International, Inc. common stockholders	$0.16	$0.62	$(0.10)

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$2,793	$10,735	$(999)
Discontinued operations, net of tax	—	(77)	(609)

Net income (loss)	$2,793	$10,658	$(1,608)

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Value	Capital	Deficit	Interest	Total

Balance at January 1, 2007	15,809	$158	$102,288	$(44,446)		$58,000

Adoption of FIN 48				(348)		(348)
Noncontrolling interest:
Capital contributed					$30	30
Share of losses					(30)	(30)
Net loss				(1,608)		(1,608)
Stock option compensation			972			972
Issuance and amortization of restricted stock awards	645	7	1,113			1,120
Stock option exercises, including tax benefit of $52	407	4	1,100			1,104

Balance at December 31, 2007	16,861	169	105,473	(46,402)	—	59,240

Net income				10,658		10,658
Stock option compensation			657			657
Issuance and amortization of restricted stock awards	42	—	1,492			1,492
Stock option exercises, including tax benefit of $263	169	2	762			764

Balance at December 31, 2008	17,072	171	108,384	(35,744)	—	72,811

Net income				2,793		2,793
Noncontrolling interest:
Share of income					1,512	1,512
Cash distributions					(405)	(405)
Stock option compensation			555			555
Issuance and amortization of restricted stock awards	15	—	1,473			1,473
Stock warrant and option exercises, including tax benefit of $48	155	1	499			500

Balance at December 31, 2009	17,242	$172	$110,911	$(32,951)	$1,107	$79,239

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended Dectember 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss) attributable to PowerSecure International, Inc.	$2,793	$10,658	$(1,608)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,420	2,031	1,500
Stock compensation expense	2,171	2,647	2,092
Noncontrolling interest — earnings (loss)	1,512	—	(30)
Noncontrolling interest — distributions to minority member	(405)	—	—
Deferred income taxes	206	(390)	(2,297)
Loss on disposal of miscellaneous assets	27	209	90
Equity in income of unconsolidated affiliate	(2,167)	(3,490)	(2,774)
Distributions from unconsolidated affiliate	2,224	3,678	2,575
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	(3,116)	11,538	3,502
Inventories	(1,592)	1,361	(7,903)
Other current assets and liabilities	198	(30)	(786)
Net assets of discontinued operations held for sale	—	1,699	571
Other noncurrent assets	89	(180)	(7)
Accounts payable	(1,701)	(5,505)	(3,840)
Restructuring charges	(1,379)	(4,027)	5,729
Accrued and other liabilities	(2,767)	(12,063)	19,350
Unrecognized tax benefits	627	110	411
Deferred compensation obligation	333	333	55
Restricted annuity contract	(87)	(132)	(23)

Net cash provided by (used in) operating activities	(614)	8,447	16,607

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,440)	(18,032)	(2,147)
Additions to intangible rights and software development	(551)	(281)	(574)
Proceeds from sale of property, plant and equipment	12	6	7
Investment in unconsolidated affiliate	—	(710)	—
Acquisition	(800)	—	—
Purchase of restricted annuity contract	—	—	(1,978)

Net cash used in investing activities	(3,779)	(19,017)	(4,692)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—	—
Proceeds from sale leaseback transactions	605	5,912	—
Payments on capital lease obligations	(716)	(2)	(5)
Proceeds from term loan	—	2,584	—
Principal payments on term loan	—	(2,584)	—
Proceeds from stock option and warrant exercises, net of shares tendered	357	266	1,104
Payments on preferred stock redemptions	—	—	(220)

Net cash provided by financing activities	246	6,176	879

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,147)	(4,394)	12,794

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,316	28,710	15,916

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,169	$24,316	$28,710

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except per share data)
1.	Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions to electric utilities, their commercial, institutional and industrial customers, and of Energy Services to oil and natural gas producers. We provide these customers with products and services in four strategic business areas:
•	Interactive Distributed Generation®,

•	Utility Infrastructure,

•	Energy Efficiency, and

•	Energy Services.
Our Energy and Smart Grid Solutions segment is operated through our largest wholly-owned subsidiary PowerSecure, Inc., which we refer to as “our PowerSecure subsidiary”. This segment includes three of our four strategic business areas: Interactive Distributed Generation®, Utility Infrastructure and Energy Efficiency. These three areas are focused on providing utilities and their commercial, institutional and industrial customers with products and services to help them generate, deliver, and utilize electricity more efficiently and are intended to deliver strong returns on investment. These three business areas share common or complementary utility relationships and customer categories, common sales and overhead resources, and facilities. However, each area in this segment possesses distinct technical disciplines and specific capabilities that are designed to provide a competitive advantage in the marketplace for its specific products and services, including that area’s personnel, technology, engineering, and intellectual capital. This segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite office and manufacturing facilities, the largest of which are in Raleigh, North Carolina, McDonough, Georgia, and Anderson, South Carolina. The locations of our sales organization for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve.

Our Energy Services segment is operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. Our Southern Flow business provides oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Southern Flow is headquartered in Lafayette, Louisiana, and provides these services through ten division offices located throughout the Gulf of Mexico, Southwest, Midwest and Rocky Mountain regions. WaterSecure owns approximately 40% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provide water processing and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes.

See Note 15 for more information concerning our reportable segments.

In August 2007, we changed our name from Metretek Technologies, Inc. to PowerSecure International, Inc.

Basis of Presentation

Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (“our PowerSecure subsidiary”) (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC, Reid’s Trailer, Inc. and PowerPackages, LLC), Southern Flow Companies, Inc. (“Southern Flow”), WaterSecure Holdings, Inc. (“WaterSecure”), and Marcum Gas Metering, Inc. (fka Metretek International, Inc. and Metretek, Incorporated) (“Metretek Florida”), collectively referred to as the “Company” or “we” or “us” or “our”.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, Consolidated Balance Sheets as of December 31, 2009 and 2008 and Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007. All entries required for the fair presentation of the financial statements are of a normal recurring nature.

Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in unconsolidated affiliate.

Noncontrolling Interest in EfficientLights — Our PowerSecure subsidiary has a 67% controlling ownership interest in EfficientLights which is consolidated in our financial statements. The 33% noncontrolling ownership interest in the income (loss) of EfficientLights is included as a reduction to net income (loss) to derive income (loss) attributable to PowerSecure International shareholders in our consolidated statement of operations. The 33% noncontrolling ownership interest in the equity of EfficientLights is shown as a separate component of stockholders’ equity in our consolidated balance sheet.

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates for revenue and cost of sales recognition, allowance for doubtful accounts receivable, inventory valuation reserves, warranty reserves and our deferred tax valuation allowance.

Reclassifications — Certain 2008 and 2007 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or loss or stockholders’ equity.

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

Revenues on our recurring revenue distributed generation projects are recognized over the term of the contract as we provide utilities and their customers with access to distributed generation systems we own for standby power and peak shaving or, in certain cases, when energy savings are realized by the customer at their site. These contracts can involve multiple parties, with one party paying us for the value of backup power (usually, but not always, a commercial, industrial, or institutional customer), and one party paying us for the value of the electrical capacity provided by the system (usually a utility).

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

Cash and Cash Equivalents — Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	2009	2008	2007
Cash paid during the year for:

Interest	$474	$171	$26
Income taxes	338	491	848

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of equipment	—	5,912	8
Equipment transferred to inventory	—	288	—
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

From time to time, we have derived a material portion of our revenues from one or more significant customers. During the year ended December 31, 2009, Publix Super Markets (“Publix”), which was our largest customer in fiscal 2007 and 2008, generated $11,271 of revenues, which constituted 11% of our consolidated revenues. During the year ended December 31, 2008, Publix constituted $45,211 of revenues, or 33% of our consolidated revenues. During the year ended December 31, 2007, Publix constituted $52,132 of revenues, or 47% of our consolidated revenues. The total accounts receivable from Publix at December 31, 2009 and 2008 was $1,723 and $5,404, respectively. We expect our revenues from Publix to be at lower levels in future years due to our completion of the installations of distributed generation systems at virtually all of the existing locations they intend to equip with the systems.

To date, nearly all our revenues have been derived from sales to customers within the United States.

Inventories — Inventories are stated at the lower of cost (determined primarily on a specific-identification basis) or market. Inventories at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Raw materials, equipment and supplies	$14,321	$5,203
Work in process	5,959	12,721
Finished goods and merchandise	3,129	1,999
Valuation reserve	(1,777)	(210)

Total	$21,632	$19,713

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Depreciation expense on property, plant and equipment was $1,874, $1,345, and $816 for the years ended December 31, 2009, 2008 and 2007, respectively. Property, plant and equipment includes items under capital lease with a net book value of $5,719 and $5,892 at December 31, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets —We amortize the cost of intangible assets that do not have an indefinite life over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite lives. Amortization expense on intangible assets was $471, $619, and $623 for the years ended December 31, 2009, 2008 and 2007, respectively. We perform reviews of goodwill and intangible assets with indefinite lives for impairment annually, as of October 1, or more frequently if impairment indicators arise. Based on the results of our annual reviews, we have concluded that there has been no impairment of goodwill or intangible assets during the three years ended December 31, 2009.

We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Unamortized software and software development costs at December 31, 2009 and 2008 are $407 and $291, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license costs at December 31, 2009 and 2008 are $463 and $306, respectively.

During 2006, our PowerSecure subsidiary purchased contract and intellectual property rights to provide services to federal customers of an investor-owned utility. The contract rights are being amortized over their expected contract terms. The intellectual property rights are being amortized over ten years, using the straight-line method. Unamortized contract and intellectual property rights at December 31, 2009 and 2008 are $500 and $679, respectively.

Debt Issuance Costs — Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization and write-off of debt issuance costs was $148, $103 and $18 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in interest expense in our consolidated statement of operations.

Debt issuance costs are included in other current assets and other non-current assets and consisted of the following as of December 31, 2009 and 2008:

	2009	2008

Debt issuance costs, beginning of year	$433	$121
Addition of debt issuance costs	14	415
Write-off of debt issuance costs	—	(43)
Amortization of debt issuance costs	(148)	(60)

Debt issuance costs, end of year	$299	$433

Accrued and Other Liabilities — Accrued and other liabilities at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Accrued project costs	$8,844	$10,086
Payroll, employee benefits and related liabilities	4,441	5,790
Sales, property and franchise taxes payable	361	566
Advance billings on projects in progress	4,913	4,750
Preferred stock redemption obligation	104	104
Deferred revenue	512	527
Insurance premiums and reserves	24	149
Warranty reserve	769	697
Other	411	478

Total	$20,379	$23,147

Warranty Reserve — We provide a standard one-year warranty for our distributed generation and switchgear equipment, and a five-year warranty for our EfficientLights lighting products. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The warranty reserve included in Accrued and other liabilities is set forth below.

	Year Ended December 31,
	2009	2008	2007

Warranty provision at the beginning of the year	$697	$421	$116
Accruals for warranties issued during the year	109	326	305
Warranty settlements during the year	(37)	(30)	—
Changes in liability for pre-existing warranties during the year	—	(20)	—

Warranty provision at the end of the year	$769	$697	$421

Share-Based Compensation — We measure compensation cost for all stock-based awards at the fair value on date of grant and recognize the compensation expense over the service period for awards expected to vest. We measure the fair value of restricted stock awards based on the number of shares granted and the quoted price of our common stock on the date of the grant, and we measure the fair value of stock options using the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the years ended December 31, 2009, 2008 and 2007 was $2,123, $2,384 and $2,092,

respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets —We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. We did not record any impairment charges during the three years ended December 31, 2009.

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

We recognize a liability and income tax expense, including potential penalties and interest, for uncertain income tax positions taken or expected to be taken. The liability is adjusted for positions taken when the applicable statute of limitations expires or when the uncertainty of a particular position is resolved.

Recent Accounting Standards

Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 established the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted the provisions of FAS 168 on a prospective basis effective September 30, 2009. The adoption of FAS 168 had no effect on our financial position or results of operations or on our financial statement disclosures, except that we have replaced references to GAAP with references to the applicable ASC topics.

Noncontrolling Interest—In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of ASC 810, Consolidation, establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. We adopted the new guidance on a prospective basis beginning January 1, 2009.

Under the new guidance, the 33% noncontrolling member’s ownership interest in the equity of EfficientLights is included as a separate component of stockholders’ equity in our consolidated balance sheet at December 31, 2009. The 33% noncontrolling member’s ownership interest in the income of EfficientLights for the year ended December 31, 2009 is included in our consolidated statements of operations as a reduction of net income and earnings per share attributable to PowerSecure International common stockholders. Finally, the noncontrolling member’s interest in the losses accumulated by EfficientLights through December 31, 2008 is ignored for presentation purposes in subsequent consolidated financial statements until such time as EfficientLights is deconsolidated or the noncontrolling member’s interest in EfficientLights is acquired.

At December 31, 2008, the accumulated share of losses attributable to the noncontrolling member’s interest in EfficientLights exceeded his basis by $479. Under prior guidance, these losses were effectively allocated to PowerSecure International, Inc. shareholders in our historical consolidated financial statements. Also under prior guidance, the noncontrolling member’s interest in the current period income of EfficientLights would have been first offset against the $479 accumulated unrecognized noncontrolling member losses. Accordingly, the effect of the new guidance was to increase the noncontrolling member’s interest in the equity section of our consolidated balance sheet by $479 at December 31, 2009, and to allocate $479 of income to the noncontrolling member during the year ended December 31, 2009 that would have otherwise been allocable to PowerSecure International, Inc. shareholders under prior guidance.

Participating Securities—In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, Earnings per Share, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the “two-class method.” Under the new guidance, participating securities are redefined to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” All of our unvested restricted stock awards contain non-forfeitable rights to dividends on a basis equal to our other common stockholders. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and we adopted the new guidance effective January 1, 2009. In accordance with the provisions of the new guidance, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of its computational guidance.

In accordance with the provisions of the new guidance, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of its computational guidance. The adoption of the new guidance increased our basic weighted average shares outstanding at December 31, 2008 and 2007, and reduced our previously reported earnings per share for the year ended December 31, 2008. While the adoptions of the new guidance increased our basic weighted average shares outstanding at December 31, 2007, there was no effect on the previously reported loss per share for the year ended December 31, 2007. The following schedule shows the effects of adoption of the new guidance for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Per Share Amounts:

As Previously Reported:
Income (loss) from continuing operations
Basic	$0.66	$(0.06)
Diluted	$0.63	$(0.06)

Net income (loss)
Basic	$0.65	$(0.10)
Diluted	$0.63	$(0.10)

As Reported Under New Guidance:
Income (loss) from continuing operations
Basic	$0.63	$(0.06)
Diluted	$0.62	$(0.06)

Net income (loss)
Basic	$0.63	$(0.10)
Diluted	$0.62	$(0.10)
Accounting for Business Combinations—In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations, requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009. Accordingly, the revised guidance did not impact our previous transactions involving purchase accounting but acquisitions after that date are accounted for under the revised guidance.

In April 2009, the FASB issued new guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the new guidance, which is now part of ASC 805, pre-acquisition contingencies are recognized at their acquisition-date fair value. The new guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies. The adoption of the new guidance on January 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures.

Useful Life of Intangible Assets—In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. The revised guidance may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. Disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement is also required. The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The adoption of the revised guidance on January 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures related to existing intangible assets.

Defensive Intangible Assets—In November 2008, the FASB issued new guidance on accounting for defensive intangible assets. The new guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the new guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting and amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with ASC 805 and ASC 820. The adoption of the new guidance on January 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures.

Fair Value Measurements—In September 2006, the FASB issued new guidance for measuring fair value. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. This guidance does not expand or require any new fair value measures. This guidance became effective for us on January 1, 2008. The adoption of the guidance had no effect on our financial position or results of operations or on our financial statement disclosures.

In February 2007, the FASB issued new guidance creating a fair value option. The new guidance, which is now part of ASC 825, Financial Instruments, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The new guidance became effective for us on January 1, 2008. The adoption of the new guidance had no effect on our financial position or results of operations or on our financial statement disclosures.

Accounting for Non-Financial Assets and Non-Financial Liabilities—In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the new guidance on January 1, 2009 did not have any effect on our financial position or our results of operations or on our financial statement disclosures.

Additional Fair Value Measurement Guidance—In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures.

Disclosures about Fair Value of Financial Instruments—In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or our financial statement disclosures.

Fair Value Measurement of Liabilities—In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, an update to ASC 820. ASU No. 2009-05 provides guidance on the fair value measurement of liabilities. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of ASU No. 2009-05 on October 1, 2009 did not have any impact on our financial position or results of operations or on our financial statement disclosures.

Derivative Instruments and Hedging Activities—In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging Activities, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of the new guidance were effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of the new guidance had no effect on our financial position or results of operations or on our financial statement disclosures since we did not engage in any hedging activity or hold any derivative instruments.

Other-than-Temporary Impairments—In January 2009, the FASB issued amendments to the other-than-temporary impairments model for certain investments in securitizations. The amendments, which are now part of ASC 325-40, Investments -Other — Beneficial Interests in Securitized Financial Assets, amend prior guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. ASC 325-40 also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in previous guidance. ASC 325-40 is effective for interim and annual reporting periods ending after December 15, 2008, and is required to be applied prospectively. The adoption of the new guidance did not have any effect on our financial position or results of operations or on our financial statement disclosures.

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments of debt and equity securities. Under the new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which an entity does not intend to sell a debt security, or it is more likely than not that an entity will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. In addition to the changes in measurement and presentation, the disclosure requirements related to other-than-temporary impairments relating to debt securities are expanded, and all such disclosures are required to be included in both interim and annual periods. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or on our financial statement disclosures.

Subsequent Events Disclosure—In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, is consistent with existing accounting standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of the new guidance on April 1, 2009 had no effect on our financial position or results of operations or on our financial statements.

Accounting for Transfers of Financial Assets—In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which is now part of ASC 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter. We do not expect the adoption of the new guidance will have any impact on our financial position or results of operations or on our financial statement disclosures.

Variable Interest Entities—In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which is now part of ASC 810-10, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The revised guidance is effective for all variable interest entities owned on or formed after January 1, 2010. We do not expect that the provisions of the revised guidance will have any effect on our financial position or results of operations or on our financial statement disclosures.

Employers’ Disclosures about Postretirement Benefit Plan Assets—In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. The adoption of the new guidance on January 1, 2009 did not have any effect on our financial position or results of operations or on our financial statement disclosures.

Multiple Deliverable Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force, which updates ASC 605, Revenue Recognition. ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply the new guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, early application is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.

Software Elements in Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, updating ASC 985, Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning January 1, 2011; however, early adoption is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.

3.	Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options and warrants using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 942,000 common shares issuable upon the exercise of in-the-money stock options and warrants were excluded from the diluted weighted average number of shares outstanding for the year ended December 31, 2007 because their effect was antidilutive.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Year Ended December 31,
	2009	2008	2007

Income (loss) from continuing operations	$2,793	$10,735	$(999)
Loss from discontinued operations	—	(77)	(609)

Net income (loss)	$2,793	$10,658	$(1,608)

Basic weighted-average common shares outstanding in period	17,177	16,978	16,148
Add dilutive effects of stock options and warrants	166	306	—

Diluted weighted-average common shares outstanding in period	17,343	17,284	16,148

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$0.63	$(0.06)
Loss from discontinued operations	—	(0.00)	(0.04)

Basic earnings (loss) per common share	$0.16	$0.63	$(0.10)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$0.62	$(0.06)
Loss from discontinued operations	—	(0.00)	(0.04)

Diluted earnings (loss) per common share	$0.16	$0.62	$(0.10)

4.	Acquisitions

PowerPackages Acquisition—In May 2009, our PowerSecure subsidiary established a new business unit, PowerPackages, LLC, to provide our utility partners with an efficient, dependable continuous power source for their customers. The new business unit broadens our PowerSecure subsidiary’s interactive distributed generation system capabilities by utilizing medium speed engine technology as the system’s power source. To facilitate the new business unit, our PowerSecure subsidiary purchased, for cash, certain inventory and equipment of Design Power International, Inc. The fair value of the assets acquired was $800, which also represented the purchase price of the assets. The following provides additional information regarding the fair value of the assets acquired:

Inventory	$408
Equipment	392

Total assets	$800

The operations of PowerPackages, LLC have been included within our Energy and Smart Grid Solutions operating segment from the date of acquisition. Pro forma results of operations for the years ended December 31, 2008 and 2007 have not been included herein as the effects of the acquisition were not material to our results of operations.

EfficientLights Acquisition — During the third quarter of 2007, our PowerSecure subsidiary formed EfficientLights, LLC. EfficientLights designs and manufactures lighting solutions that substantially reduce the energy consumed in lighting refrigerated cases in grocery and retail drug stores. EfficientLights purchased certain energy conservation assets and operations from Advanced Specialty Products, Inc. (“ASP”) and its founder in exchange for cash, assumption of certain liabilities, and a 33.33% noncontrolling interest in EfficientLights. The assets acquired included the assets and technology associated with its primary product, an LED lighting solution for freezer cases in retail chains that consumes approximately one-third the energy of a comparable fluorescent unit. As a result of the acquisition, our PowerSecure subsidiary owns 66.67% of the ownership interest in EfficientLights and the principal of ASP, who is now the President of EfficientLights, owns the remaining 33.33% noncontrolling interest. In connection with the acquisition of the assets and business, our PowerSecure subsidiary acquired an option to purchase the remaining one-third ownership interest of EfficientLights in exchange for 1,000,000 shares of our common stock. The acquisition was accounted for as a purchase, and the operating results of EfficientLights have been included in the consolidated statement of operations from the date of acquisition. The noncontrolling member’s interest in accumulated losses of EfficientLights exceeded his basis in EfficientLights at December 31, 2007. Accordingly, under accounting standards in existence at that time, we discontinued recording additional noncontrolling interest losses in EfficientLights effective January 1, 2008. We resumed recording noncontrolling interest in the income of EfficientLights effective January 1, 2009, upon the adoption of new standards set forth in ASC 810.

The purchase price of the EfficientLights acquisition was allocated as follows:

Cash	$60
Equipment	89
Intangible rights	11

Accounts payable	(70)
Minority interest	(30)

Net assets acquired	$60

The operations of EfficientLights have been included within our Energy and Smart Grid Solutions operating segment from the date of acquisition. Pro forma results of operations for the year ended December 31, 2007 have not been included herein as the effects of the acquisition were not material to our results of operations.
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

These restructuring charges were the result of certain organizational changes made in April 2007 by our board of directors that were focused on accelerating our growth, and especially the growth of our PowerSecure subsidiary. In April 2007, W. Phillip Marcum, one of our founders, resigned as our Chairman of the Board, President and Chief Executive Officer, and the Board appointed Sidney Hinton, who had previously served as President and Chief Executive Officer of our PowerSecure subsidiary, to also to serve as our President and Chief Executive Officer and appointed a non-employee director to serve as our Chairman. Also in April 2007, A. Bradley Gabbard, also one of our founders, resigned as our Executive Vice President and Chief Financial Officer.

As a result of these organizational changes, we recorded restructuring charges of $14,139 in fiscal 2007. These charges included severance of $7,661 for our former Chief Executive Officer, $5,237 for our former Chief Financial Officer, $182 for other individuals, as well as $1,000 of third-party professional fees and other expenses directly related to implementing the organizational changes. During the years ended December 31, 2009, 2008 and 2007, we made cash payments in the aggregate amount of $1,379, $4,026 and $8,410, respectively, for the liability accrued for these organizational changes. The balance of our remaining payment obligations at December 31, 2009 of $325 will be paid during the first half of 2010.

Also in April 2007, our Board approved a plan to relocate our corporate headquarters from Denver, Colorado to our facilities in Wake Forest, North Carolina. In connection with the relocation, we incurred $23 in lease termination costs, all of which were incurred and paid during the year ended December 31, 2007 and recorded as restructuring charges.
6.	Investment in Unconsolidated Affiliate

Through WaterSecure, we currently own 40.45% of the equity interests in Marcum Midstream 1995-2 Business Trust (“MM 95-2”). During the year ended December 31, 2008, WaterSecure acquired additional equity interests in MM 95-2 at a purchase price of $710. We used cash on hand to acquire the additional equity interests in MM 95-2 in 2008.

MM 95-2 owns and operates five water processing and disposal facilities located in northeastern Colorado. The balance of our equity investment MM 95-2 includes approximately $748 and $822 of unamortized purchase premiums we paid on our acquired interests at December 31, 2009 and 2008, respectively. The premiums are being amortized over a period of 14 years, which represents the estimated weighted average useful life of the underlying assets acquired. Amortization expense on the premiums was $74, $67, and $61 for the years ended December 31, 2009, 2008, and 2007, respectively.

The following table sets forth certain summarized financial information for MM 95-2 at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008

Total current assets	$2,942	$4,645
Property, plant and equipment, net	8,879	8,067
Total other assets	6	17

Total assets	$11,827	$12,729

Total current liabilities	$1,433	$1,393
Long-term note payable	2,749	3,550
Total shareholders’ equity	7,645	7,786

Total liabilities and shareholders’ equity	$11,827	$12,729

	Year Ended December 31,
	2009	2008	2007
Total revenues	$12,969	$17,906	$13,205
Total costs and expenses	7,610	8,652	5,556

Net income	$5,359	$9,254	$7,649

7.	Discontinued Operations

In December 2007, our board of directors approved a plan to sell substantially all of the assets of Metretek Florida, which operated our automated data collection and telemetry segment. The board of directors adopted this plan in conjunction with its review of our strategic alternatives for our non-core businesses. On March 14, 2008, Metretek Florida entered into an Asset Purchase Agreement with

Mercury Instruments LLC (“Mercury”). Under the purchase agreement, Metretek Florida sold substantially all of its assets and business to Mercury for a total purchase price of $2,250. The sale was completed March 31, 2008. On April 1, 2008, we received proceeds from the sale in the amount of $1,800, and the remaining proceeds from the sale in the amount of $450 were deposited by the seller into an escrow account, the balance of which was included in other receivables in the accompanying consolidated balance sheet at December 31, 2008. Proceeds from the escrow account in the amount of $414, net of warranty claims submitted by Mercury, were received in March 2009.

As a result of the sale, we recorded an after-tax estimated loss on disposal of our discontinued operations of $1,120 during the fourth quarter of fiscal 2007. Upon closing of the sale, we recorded an additional loss on disposition in the amount of $42 during the year ended December 31, 2008 to reflect changes in assets and liabilities sold from December 31, 2007 to the date of closing.

The operations of Metretek Florida have been included in our consolidated statements of operations as discontinued operations. Results of discontinued operations for the years ended December 31 were as follows:

	2008	2007

Total revenues	$1,285	$5,240
Operating expenses	1,321	4,599

Income (loss) from operations	(36)	641
Income tax benefit	1	11
Loss on disposal	(42)	(1,261)

Loss from discontinued operations	$(77)	$(609)

Net cash flows of our discontinued operations from the categories of investing and financing activities were not significant for the years ended December 31, 2008 and 2007.
8.	Deferred Compensation Plan

In his employment agreement (see Note 11), Sidney Hinton, our President and Chief Executive Officer, has a deferred compensation arrangement that provides for payments by us to him, upon retirement, monthly amounts ranging from $15 per month, if he commences receiving payments at age 53, to $20 per month, if he commences receiving payments at age 58, which payments continue for life. The deferred compensation payments under the plan vest on the earlier of August 15, 2012 or upon a change in control. We funded our obligation under the deferred compensation plan in 2007 through the purchase of a fixed deferred annuity contract in the amount of $1,978 through John Hancock Annuities. The deferred annuity contract provides for a guaranteed minimum interest rate on the annuity sufficient to meet our obligations under the deferred compensation plan. If the deferred compensation fails to vest, then the annuity reverts to us. We are subject to income tax on the earnings of the annuity. The fair value of the annuity, including interest thereon, at December 31, 2009 and 2008 is $2,220 and $2,133, respectively, and is included in the accompanying consolidated balance sheet under other assets. We are accruing our obligation under the deferred compensation agreement over a period of eight years. The liability for the deferred compensation obligation at December 31, 2009 and 2008 is $721 and $388, respectively, and is included in the accompanying consolidated balance sheet under deferred compensation obligation. The accompanying consolidated statements of operations includes general and administrative expense in the amount of $333, $329 and $59 for the years ended December 31, 2009, 2008 and 2007, respectively, associated with the deferred compensation plan.
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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At December 31, 2009 and 2008, we were in compliance with these financial covenants.

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

At December 31, 2009 and 2008, there were no balances outstanding under the credit facility and we had $50,000 available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Equipment Line — On July 22, 2008, Caterpillar Financial Services Corporation (“Caterpillar”) renewed a line of credit to finance the purchase, from time to time, of Caterpillar generators to be used in our PowerSecure subsidiary’s projects, primarily those projects sold under the recurring revenue model, pursuant to a letter by Caterpillar containing the terms of this credit line. The line of credit was increased from its previous $7.5 million level to $10.0 million. Under this line of credit, our PowerSecure subsidiary could submit equipment purchases to Caterpillar for financing, and Caterpillar could provide such financing in its discretion at an interest rate, for a period of time between 12 and 60 months and upon such financing instruments, such as a promissory note or an installment sales contract, as set by Caterpillar on a project by project basis. This line of credit from Caterpillar was a permitted indebtedness under our credit facility with Citibank, although no amounts were drawn on the line. It expired on September 30, 2009.
10.	Capital Lease Obligations

In December 2008, we entered into a sale and leaseback transaction with SunTrust Equipment Finance and Leasing (“SunTrust”), an affiliate of SunTrust Bank, resulting in the sale of distributed generation equipment placed in service at customer locations and a lease of the equipment from SunTrust. We received $5,912 from the sale of the equipment which we will repay to SunTrust under the terms of the lease with monthly payments of $85 of principal and interest over a period of 84 months. At the expiration of the term of the lease, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.

Proceeds of the lease financing are being used to finance our PowerSecure subsidiary’s recurring revenue projects as well as to finance capital expenditures and working capital. We account for the lease financing as a capital lease in our consolidated financial statements in accordance with generally accepted accounting principles.

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

Capital lease obligations at December 31, 2009 consist of the equipment described above as well as a $5 equipment lease at Southern Flow payable in monthly installments, including interest, at 6.85%. The scheduled annual payments on our capital lease obligations are as follows:

Scheduled
Year Ending December 31:	Payments
2010	$1,017
2011	1,017
2012	1,016
2013	1,016
2014 and beyond	2,031

Total minimum lease payments	6,097
Less: Interest included in the lease payments	896

Present value of minimum lease payments	$5,201

11.	Commitments and Contingencies and Income from Litigation Settlements

Income from Litigation Settlements — As a result of final litigation settlements in 2006 and 2007 of claims against parties involved in a 2001 class action lawsuit, we recorded income during the year ended December 31, 2007 in the amount of $385. This amount is included in interest and other income in our consolidated statements of operations.

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

From time to time, in the ordinary course of business we encounter performance issues with key component parts we utilize in our distributed generation systems, switchgear systems, utility infrastructure products, and lighting products, such as engines, generators, alternators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Additionally, because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists that exposes us to performance risks which may or may not be covered by warranties. These risks include the expense, time, focus and resources involved in repairing, replacing or modifying distributed generation systems, generators, engines, alternators, switchgear systems and lighting systems for component part malfunctions, whether or not covered under manufacturers’ warranties and the burden and costs we would incur due to manufacturers disputing or failing to timely and fully honor their warranty obligations for quality and performance issues. These risks also include the potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues, additional expenses and capital cost, and asset write-offs, due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues.

Although we believe our suppliers’ warranties generally cover many of these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations, or the performance issues are not covered by manufacturer’s warranties, and our customers may claim to incur damages as a result of those performance issues. In those cases, we vigorously defend our position and rights, including our warranty rights, and we take all commercially practical actions to ensure our customers are fully satisfied with the quality of our products and services and do not incur any damages. We estimate that from time to time we have performance issues with an amount equivalent to approximately 5-10% of our estimated annual revenues related to component parts installed in distributed generation systems, lighting products, and other products and equipment we have sold to various customers across our business lines, and additional performance issues could arise in the future. We work collaboratively with the manufacturers to resolve these issues. However, in the event the manufacturers’ solutions do not fully satisfy the required performance standards, we could incur additional costs to replace, rebuild, or repair these systems and equipment, as well as incur adverse material future financial consequences related to the cancellation of customer contracts, including reduced revenues (and backlog), additional expenses and capital cost, and asset write-offs. In certain instances, these performance issues could also result in customer’s claims for damages. To date, manufacturers have rectified these performance issues to meet our customers’ required performance standards with minimal additional cost to us, however, we cannot provide any assurance that an acceptable solution will be achieved in each case in the future, or if a solution is achieved the timing or costs to us associated with such solutions. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. In addition, the mere existence of performance issues, even if finally resolved with our suppliers, can have an adverse effect on our reputation for quality, which could adversely affect our business. Accordingly, potential negative financial impacts from these items cannot be estimated at this time.

From time to time, we are involved in other disputes, claims, proceedings and legal actions arising in the ordinary course of business. We intend to vigorously defend all claims against us. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no other currently pending or overtly threatened proceeding is expected to have a material adverse effect on our business, financial condition or results of operations.

Operating Leases — We lease business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Substantially all leases have renewal provisions. Rental expense for the years ended December 31, 2009, 2008 and 2007 totaled $2,589, $3,038 and $2,455, respectively. Future minimum rental payments under noncancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments
2010	$1,263
2011	1,022
2012	914
2013	869
2014 and thereafter	671

Total minimum rental payments	$4,739

Employee Benefit Plan — We have a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 18 or older are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 80% of their eligible compensation. In 2008 and 2007, we made discretionary matching contributions of 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. In January 2009, we amended the 401(k) Plan to temporarily eliminate discretionary contributions to highly compensated participants and to reduce discretionary contributions to all other participants. In December 2009, we amended the 401(k) Plan to reinstate matching contributions at the previous levels to all participants commending January 1, 2010. Our 401(k) Plan expense for the years ended December 31, 2009, 2008 and 2007 was $175, $454 and $354, respectively.

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

On December 10, 2007, we entered into an Employment and Non-Competition Agreement (the “Hutter Employment Agreement”) with Christopher Hutter, our Executive Vice President and Chief Financial Officer. The key terms of the Hutter Employment Agreement include a five year term, with automatic one-year renewals, annual bonuses up to 35% of his base salary, and a grant of 25,000 restricted shares of our common stock (see Note 14). The Hutter Employment Agreement also provides for severance benefits equal to as much as two times the sum of his most recent base salary plus his average bonuses for the two years before and for the year of the date of termination, depending upon the circumstances of his termination.

The Hinton and Hutter Employment Agreements were amended on December 31, 2008 to comply with the provisions of Section 409A of the internal Revenue Code, relating to deferred compensation, but the substantive provisions of these employment agreements were not materially changed.

On December 17, 2009, our Board of Directors approved an amendment and restatement of the Hinton Employment Agreement in order to extend the term of Mr. Hinton’s employment to December 31, 2015 and to modify certain other terms and conditions of his employment and compensation. Among other terms and conditions that were modified, the amended Hinton Employment Agreement increased Mr. Hinton’s base salary, replaced his prior annual bonus arrangement with an annual incentive plan to be based on such factors, metrics and terms as the Board of Directors establishes each year, and eliminated the severance compensation to which Mr. Hinton would have been entitled if he were to voluntarily terminate his employment with us without “good reason” (as defined in the Hinton Employment Agreement). The amended Hinton Employment Agreement also provided for a cash payment to Hinton in the amount of $550,000 as compensation for the modification of Mr. Hinton’s Employment Agreement with respect to the severance arrangement.

We also have employment agreements with certain other executive officers and with other key employees which provide for base salary, restricted stock grants, incentive compensation, “change-in-control” provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.

Related Party Distributorship and Non-Compete Agreement — In August 2009, we entered into a distributorship and non-compete arrangement with Apex Controls, Inc. (“Apex”) and its principal, Jonathan Hinton (“J. Hinton”), a former officer of our PowerSecure subsidiary and the son of Sidney Hinton, our President and Chief Executive Officer. Under this arrangement, we appointed Apex as our independent, non-exclusive distributor, primarily to sell and distribute our EfficientLights LED lighting solutions for refrigerated cases. Under this arrangement, we have the right of first refusal to purchase Apex upon the proposed sale of 50% or more of the assets or equity of Apex, on the same basis as the proposed purchaser.

The arrangement increases our sales resources in this growing product line. We entered into this arrangement in order to enhance our ability to accelerate sales of our EfficientLights product line and to restrict Apex and J. Hinton from competing with us through October 1, 2015.

In consideration for services and the covenants and obligations of Apex and J. Hinton under the arrangment, PowerSecure will pay Apex a commission, on an as-collected basis, for sales of PowerSecure’s products and services generated by Apex. In addition, PowerSecure paid J. Hinton $200 upon entering into the arrangement and will pay J. Hinton additional payments of $200 in January 2010 and $100 annually from 2011 through 2015. We recognized expense of $49 in our consolidated statement of operations during the year ended December 31, 2009 related to the arrangement.

The distributorship and non-compete arrangement will continue until October 1, 2015, although it may be terminated earlier upon a breach or default or upon other adverse events related to Apex. Our payment obligations continue and could accelerate upon a sale of PowerSecure, and terminate upon the death of J. Hinton. The arrangement was approved by the Audit Committee of our Board of Directors.
12.	Income Taxes

We record a deferred tax liability or asset (net of a valuation allowance) in our financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

The income tax benefit (provision) included in the accompanying consolidated statements of operations represents changes in our net deferred tax assets, federal alternative minimum tax and state income taxes in various state jurisdictions in which we have taxable activities. The following table summarizes our income tax benefit (provision) for the years ended December 31:

	2009	2008	2007
Current:
Federal	$(17)	$(192)	$(60)
State	(682)	(1,021)	(113)

Total current	(699)	(1,213)	(173)

Deferred:
Federal	(467)	340	1,865
State	213	50	142

Total deferred	(254)	390	2,007

Total benefit (provision)	$(953)	$(823)	$1,834

Total income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income tax expense. Following is a table reconciling such differences for the years ended December 31:

	2009	2008	2007
Federal taxes at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	12.07%	7.61%	-5.24%
Permanent items	6.85%	1.62%	-10.68%
Alternative minimum tax	0.00%	1.67%	-2.13%
Tax benefit for NOL, net of valuation allowance	-23.26%	-39.17%	33.51%
True ups and other adjustments	-4.22%	1.41%	15.25%

Effective income tax rate for continuing operations	25.44%	7.14%	64.71%

The components of our federal and state deferred tax assets and liabilities at December 31, 2009 and 2008 are shown below:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$10,164	$7,447
Tax credit carryforwards	274	392
Allowance for bad debts	103	107
Restructuring charges	122	2,051
Equity compensation	1,288	948
Other	1,615	517

Gross deferred tax assets	13,566	11,462

Deferred tax liabilities:
Differences between book and tax basis of property and equipment and intangible assets	5,172	3,375
Investment in MM 1995-2	244	113
Other	631	249

Gross deferred tax liabilities	6,047	3,737

Net deferred tax asset	7,519	7,725
Valuation allowance and other	(4,806)	(4,806)

Deferred tax assets, net	$2,713	$2,919

We believe that based on all available evidence, including our history of generating taxable income in the years ended December 31, 2009, 2008 and 2007, along with the anticipated generation of taxable income in 2010 and beyond, it is more likely than not that some portion of the net deferred tax assets that existed at December 31, 2009 and 2008 will be realized. None of the valuation allowance was released during the year ended December 31, 2009 and $4,503 of the valuation allowance was released during the year ended December 31, 2008. The deferred tax asset for net operating loss carryforwards at December 31, 2009 and 2008 does not include $22 and $121, respectively, that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $64 and $356 tax deduction at December 31, 2009 and 2008 are included in the unused net operating loss below.
At December 31, 2009, we had unused federal net operating losses to carry forward against future years’ taxable income of $28,584 and various state carryforwards that expire in various amounts from 2010 to 2026.
We or our subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The process of filing income tax returns requires us, in consultation with our tax advisors, to make judgments regarding how we will apply intricate and often ambiguous laws, regulations, administrative rulings and court precedents. If and when the tax returns are audited by taxing authorities, these judgments may be questioned or disallowed in total or in part. As a result, when determining the accounting entries necessary to accurately reflect income taxes currently payable and/or refundable, we must make assumptions regarding the likelihood of success in defending our judgments in the event of audits.
We allocate a portion of our corporate expenses to our subsidiaries in the state income tax returns that they are required to file. The allocation of corporate expenses, and the amounts of such allocations, to our subsidiaries for state income tax purposes is an interpretation of state income tax regulations that may be challenged by state taxing authorities and may be disallowed, in whole or in part, upon audit by such taxing authorities. Accordingly, we have recorded a liability for our estimate of taxes, penalties and interest associated with this uncertain tax position. Our estimate is based on assumptions regarding the likelihood of successfully defending this tax position in an audit. We believe the allocation of a portion of our corporate expenses to our subsidiaries is our only material uncertain tax position at December 31, 2009 and 2008.

With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006. The following is a reconciliation of the beginning and ending amounts of unrecognized state income tax benefits:

Unrecognized
Tax
Benefit

Balance at January 1, 2007	$348

Current year increase (decrease) as a result of tax positions taken during the year	473
Reductions as a result of a lapse of the applicable statute of limitations	(63)

Balance at December 31, 2007	758

Current year increase (decrease) as a result of tax positions taken during the year	195
Reductions as a result of a lapse of the applicable statute of limitations	(84)

Balance at December 31, 2008	869

Current year increase (decrease) as a result of tax positions taken during the year	668
Reductions as a result of a lapse of the applicable statute of limitations	(41)

Balance at December 31, 2009	$1,496

We believe nearly all of our unrecognized tax benefits would, if recognized, affect our effective tax rate.
We recognize interest and penalties related to our tax contingencies as income tax expense. The total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 is $239, $77 and $116, respectively. The total amount of interest and penalties recognized in the accompanying consolidated statement of financial position at December 31, 2009 and 2008 is $510 and $248, respectively. We expect that the unrecognized tax benefit associated with our corporate expense allocation will increase in 2010 as we have determined that a majority of our ongoing corporate costs relate to activities that benefit each of our operating subsidiaries or they relate to personnel that are employed at our operating subsidiaries. We are not able, at this time, to reasonably estimate the range of the possible change.
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
Stock Warrants — In May 2004, we completed a private placement to institutional and accredited investors of 3,510,548 shares of our common stock and warrants to purchase 1,053,164 shares of our common stock (the “2004 Private Placement”), raising gross proceeds of $10,883. The warrants issued in the 2004 Private Placement had an exercise price of $3.41 per share of common stock and were set to expire in May 2009. At December 31, 2008, 91,001 warrants remained outstanding. These outstanding warrants were exercised in April 2009 resulting in proceeds of $307 to us and the issuance of 91,001 shares of our common stock during the year ended December 31, 2009.

Series B Preferred Stock — In February 2000, we completed a $14,000 private placement consisting of 1,400,000 shares of common stock, 7,000 shares of Series B convertible preferred stock and warrants to purchase 700,000 shares of our common stock. All unconverted Series B preferred stock was subject to mandatory redemption on December 9, 2004. The warrants issued in the private placement expired unexercised on December 9, 2004.
During the year ended December 31, 2007, we retired shares of Series B preferred stock at a total redemption value of $220. There were no shares of Series B preferred stock presented for redemption during the years ended December 31, 2009 or 2008. At December 31, 2009, our redemption obligation on the remaining 71 shares of Series B preferred stock is $104. We expect to retire the remaining shares of Series B preferred stock during 2010 as the holders of the remaining preferred shares present such shares to us for redemption. The balance of the redemption obligation is included in accrued and other liabilities in the accompanying consolidated balance sheets.
14.	Share-Based Compensation
We recognize compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant.
Stock Plans — Historically, we have granted stock options and restricted stock awards to employees and directors under various stock plans. We currently maintain two stock plans.
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
Stock Options — Net income (loss) for the years ended December 31, 2009, 2008 and 2007 includes $556, $656 and $972, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the years ended December 31, 2009, 2008 and 2007 was $339, $400 and $593, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
A summary of option activity for the year ended December 31, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2008	1,708	$5.21
Granted-Directors	—	—
Granted-Employees	43	6.41
Exercised	(64)	2.22
Expired	(6)	6.88
Forfeited	(54)	10.62

Balance, December 31, 2009	1,627	$5.18	4.87	$2.03

Exercisable, December 31, 2009	1,334	$4.85	4.15	$2.36

A summary of option activity for the year ended December 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2007	1,728	$5.34
Granted-Directors	—	—
Granted-Employees	232	4.31
Exercised	(169)	2.68
Canceled	—	—
Forfeited	(83)	10.85

Balance, December 31, 2008	1,708	$5.21	5.71	$(1.92)

Exercisable, December 31, 2008	1,306	$4.49	4.80	$(1.20)

A summary of option activity for the year ended December 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2006	2,085	$4.61
Granted-Directors	38	12.73
Granted-Employees	30	12.67
Exercised	(411)	2.68
Canceled	—	—
Forfeited	(14)	10.28

Balance, December 31, 2007	1,728	$5.34	5.96	$8.22

Exercisable, December 31, 2007	1,358	$3.89	5.37	$9.69

There were no options granted to our directors during the years ended December 31, 2009 and 2008. The weighted average grant date fair value of the options granted to our directors during the year ended December 31, 2007 was $8.29. The weighted average grant date fair value of the options granted to employees during the years ended December 31, 2009, 2008 and 2007 was $3.30, $2.55 and $8.25, respectively. The fair value was measured using the Black-Scholes valuation model with the following assumptions for the years ended December 31:

	2009	2008	2007
Expected stock price volatilility	57.4%	65.0%	75.7%
Risk Free interest rate	2.39%	1.84%	5.07%
Annual dividends	$—	$—	$—
Expected life — employees	5 years	5 years	5 years
Expected life — directors	na	na	5 years
The fair value of the stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%.
At December 31, 2009 and 2008, there was $820 and $1,453, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2009 are expected to be recognized over a weighted average period of 1.58 years.
The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $213, $1,023 and $4,532, respectively. Cash received from stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $141, $501 and $1,052, respectively. The tax benefit realized on the 2009, 2008 and 2007 stock option exercises was $48, $263 and $52, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $604, $820 and $971, respectively.
Restricted Stock Awards — Net income (loss) for the years ended December 31, 2009, 2008 and 2007 includes $1,567, $1,728 and $1,120, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the years ended December 31, 2009, 2008 and 2007 is included in general and administrative expenses in the accompanying consolidated statements of operations.
On December 17, 2009, our Board of Directors approved amendments to the restricted stock agreements with certain of our officers, including Messrs. Hinton and Hutter. These amendments modified the vesting conditions of the performance goals applicable to 193,500 performance shares that were originally issued in 2007. Under the original restricted stock agreements, 645,000 restricted shares were issued to the officers in 2007. A total of 322,500, of the restricted shares vest five years after the date of grant based on continued service through the employment date, and the remaining 322,500 restricted shares (the performances shares) vest annually through 2011 based on certain performance goals established in 2007 and increasing annually relating to our consolidated net income. Of the total 322,500 performance shares issued in 2007, 129,000 of those performance shares vested in 2008 and 2009 upon the attainment of the performance goals for 2007 and 2008.
The Board amended the restricted stock agreements to modify the vesting conditions for the 64,500 performance shares related to fiscal 2009. In addition, our Board amended the restricted stock agreements to modify the vesting conditions for the 129,000 performance shares related to the Company’s 2010 and 2011 fiscal years in order to reflect new performance goals that are more appropriate for those years under the current conditions and circumstances of the Company and the economy. These amendments did not change the “cliff vesting” condition for the 322,500 service shares granted under the restricted stock agreement, which service shares vest five years after the original 2007 grant dates subject to continued employment service by the officers.
A summary of unvested restricted stock award activity for the three years ended December 31, 2009 is as follows. The 193,500 amended restricted performance shares are reflected as cancelled and granted in the following table during the year ended December 31, 2009:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, January 1, 2007	—	$—

Granted-Directors	—	—
Granted-Officers	645	12.49
Granted-Employees	—	—
Vested	(4)	14.50
Forfeited	—	—

Balance, December 31, 2007	641	$12.48

Granted-Directors	34	6.98
Granted-Officers	—	—
Granted-Employees	28	7.45
Vested	(75)	11.62
Forfeited	—	—

Balance, December 31, 2008	628	$12.06

Granted-Directors	43	4.65
Granted-Officers	194	7.97
Granted-Employees	—	—
Vested	(104)	9.96
Forfeited	(6)	8.50
Cancelled	(194)	12.49

Balance, December 31, 2009	561	$10.36

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. The unvested restricted shares granted to our officers vest as described above. All restricted and unvested shares will automatically vest upon a change in control.

The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At December 31, 2009, the balance of unrecognized compensation cost related to unvested restricted shares was $3,360, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 3 years.
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

	Year Ended December 31, 2009
	Energy and		Unallocated
	Smartgrid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$85,426	$17,114	$—	$102,540
Cost of sales	54,231	12,784	—	67,015

Gross profit	31,195	4,330	—	35,525

Operating expenses:
General and administrative	19,127	1,882	5,042	26,051
Selling, marketing and service	3,927	37	—	3,964
Depreciation and amortization	2,065	350	5	2,420

Total operating expenses	25,119	2,269	5,047	32,435

Operating income (loss)	6,076	2,061	(5,047)	3,090

Other income and (expenses):
Equity income	—	2,167	—	2,167
Management fees	—	447	—	447
Interest income and other income	3	—	158	161
Interest expense	(334)	—	(273)	(607)

Income (loss) before income taxes	$5,745	$4,675	$(5,162)	$5,258

Total capital expenditures	$2,591	$398	$2	$2,991

Total investment in unconsolidated affiliate	$	$3,974	$	$3,974

Total assets	$78,818	$16,749	$15,910	$111,477

	Year Ended December 31, 2008
	Energy and		Unallocated
	Smartgrid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$115,993	$19,447	$—	$135,440
Cost of sales	77,550	14,181	—	91,731

Gross profit	38,443	5,266	—	43,709

Operating expenses:
General and administrative	22,113	1,900	5,008	29,021
Selling, marketing and service	5,325	23	—	5,348
Depreciation and amortization	1,774	251	6	2,031

Total operating expenses	29,212	2,174	5,014	36,400

Operating income (loss)	9,231	3,092	(5,014)	7,309

Other income and (expenses):
Equity income	—	3,490	—	3,490
Management fees	—	556	—	556
Interest income and other income	82	26	382	490
Interest expense	(140)	—	(147)	(287)

Income (loss) before income taxes	$9,173	$7,164	$(4,779)	$11,558

Total capital expenditures	$17,897	$1,126	$	$19,023

Total investment in unconsolidated affiliate	$	$4,106	$	$4,106

Total assets	$79,485	$16,731	$14,618	$110,834

	Year Ended December 31, 2007
	Energy and		Unallocated
	Smartgrid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$94,923	$16,189	$—	$111,112
Cost of sales	65,015	11,790	—	76,805

Gross profit	29,908	4,399	—	34,307

Operating expenses:
General and administrative	16,895	1,581	4,161	22,637
Selling, marketing and service	3,538	37	—	3,575
Depreciation and amortization	1,285	205	10	1,500
Restructuring charges	—	—	14,139	14,139

Total operating expenses	21,718	1,823	18,310	41,851

Operating income (loss)	8,190	2,576	(18,310)	(7,544)

Other income and (expenses):
Equity income	—	2,774	—	2,774
Management fees	—	423	—	423
Interest income and other income	305	409	827	1,541
Interest expense	(7)	(7)	(43)	(57)

Income (loss) before income taxes	$8,488	$6,175	$(17,526)	$(2,863)

Total capital expenditures	$2,338	$383	$	$2,721

Total investment in unconsolidated affiliate	$	$3,652	$	$3,652

Total assets	$71,010	$16,900	$25,113	$113,023

To date, nearly all our revenues have been derived from sales to customers within the United States.
16.	Unaudited Quarterly Consolidated Financial Data

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2009 and 2008. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter in 2009
	First	Second	Third	Fourth

Total revenues	$19,720	$25,135	$27,721	$29,964
Operating income (loss)	(1,539)	651	2,199	1,779
Other income (expense), net	(16)	(9)	(2)	28
Equity income	477	401	429	860
Income taxes	(24)	(26)	(423)	(480)
Income (loss) from continuing operations	(1,102)	1,017	2,203	2,187
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	(1,102)	1,017	2,203	2,187
Less: Income attributable to noncontrolling interest	(34)	(331)	(549)	(598)
Income (loss) attributable to PowerSecure International	$(1,136)	$686	$1,654	$1,589

Basic earnings per common share:
Income (loss) from continuing operations	$(0.07)	$0.04	$0.10	$0.09
Income (loss) from discontinued operations	—	—	—	—

Basic earnings per common share	$(0.07)	$0.04	$0.10	$0.09

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.07)	$0.04	$0.09	$0.09
Income (loss) from discontinued operations	—	—	—	—

Diluted earnings per common share	$(0.07)	$0.04	$0.09	$0.09

	Quarter in 2008
	First	Second	Third	Fourth

Total revenues	$33,575	$41,952	$33,557	$26,356
Operating income (loss)	976	3,786	1,973	574
Other income, net	325	230	171	33
Equity income	964	1,227	839	460
Income taxes	(311)	(303)	(70)	(139)
Income (loss) from continuing operations	1,954	4,940	2,913	928
Income (loss) from discontinued operations	(77)	—	—	—
Net income (loss)	$1,877	$4,940	$2,913	$928
Less: Income attributable to noncontrolling interest	—	—	—	—
Income (loss) attributable to PowerSecure International	$1,877	$4,940	$2,913	$928

Basic earnings per common share:

Income from continuing operations	$0.12	$0.29	$0.17	$0.05
Income (loss) from discontinued operations	(0.01)	—	—	—

Basic earnings per common share	$0.11	$0.29	$0.17	$0.05

Diluted earnings per common share:
Income (loss) from continuing operations	$0.11	$0.28	$0.17	$0.05
Income (loss) from discontinued operations	—	—	—	—

Diluted earnings per common share	$0.11	$0.28	$0.17	$0.05

* * * * *

SCHEDULE II
POWERSECURE INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		Additions:
	Balance at	Charged to			Balance at
	Beginning	Operating	Deductions:		End of
Description	of Period	Expenses	Write-offs		Period

Allowance for doubtful accounts:
Year ended December 31, 2009	$276	$53	$(30	) (1)	$299
Year ended December 31, 2008	262	216	(202	) (1)	276
Year ended December 31, 2007	225	43	(6	) (1)	262

Inventory reserve:
Year ended December 31, 2009	$211	$1,618	$(52	)(2)	$1,777
Year ended December 31, 2008	128	122	(39	)(2)	211
Year ended December 31, 2007	202	67	(141	)(2)	128

(1)	Represents amounts written off as uncollectible, less recoveries.

(2)	Represents amounts written off against reserve, less recoveries.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees
Marcum Midstream 1995-2 Business Trust
Denver, Colorado
We have audited the accompanying consolidated balance sheets of Marcum Midstream 1995-2 Business Trust and subsidiary (the “Trust”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcum Midstream 1995-2 Business Trust and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP
Denver, Colorado
February 25, 2010

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,058,878	$3,229,909
Trade receivables (net of allowance for doubtful accounts of $9,454 and $9,454, respectively)	1,848,767	1,392,947
Prepaid expenses	34,500	22,000

Total current assets	2,942,145	4,644,856

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Wells and storage tanks	9,752,032	8,218,524
Equipment	4,446,830	4,184,738
Land and improvements	2,231,358	2,005,330

Total	16,430,220	14,408,592
Less accumulated depletion and depreciation	7,551,067	6,340,984

Property, plant and equipment, net	8,879,153	8,067,608

OTHER ASSETS:
Deferred loan charges (net of accumulated amortization of $10,540 and $878, respectively)	—	9,662
Intangible assets (net of accumulated amortization of $14,168 and $12,834, respectively)	5,832	7,166

Total other assets	5,832	16,828

TOTAL	$11,827,130	$12,729,292

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of note payable (Note 3)	$801,029	$749,396
Accounts payable	260,840	292,112
Administration fee	14,125	14,125
Management fee	212,993	157,087
Operator fee	47,204	40,538
Accrued and other liabilities	96,743	139,429

Total current liabilities	1,432,934	1,392,687

LONG-TERM NOTE PAYABLE, NET OF CURRENT PORTION (Note 3)	2,749,575	3,550,604

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY	7,644,621	7,786,001

TOTAL	$11,827,130	$12,729,292

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

REVENUE:
Disposal fees and mineral product sales	$12,962,073	$17,874,921	$13,135,040
Interest and other	6,770	31,023	70,787

Total revenue	12,968,843	17,905,944	13,205,827

COSTS AND EXPENSES:
Cost of operations	4,944,942	5,983,306	3,454,204
Depreciation and amortization	1,211,417	1,087,606	761,793
General and administrative costs	286,149	275,511	390,280
Administration fee	56,500	56,500	56,500
Management fee	648,104	893,746	656,752
Operator fee	188,817	162,150	132,102
Interest and finance charges	274,294	192,784	104,738

Total costs and expenses	7,610,223	8,651,603	5,556,369

NET INCOME	$5,358,620	$9,254,341	$7,649,458

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Shareholders’
Equity

BALANCE, JANUARY 1, 2007	$7,232,202
Cash distributions paid	(7,100,000)
Net income	7,649,458

BALANCE, DECEMBER 31, 2007	7,781,660
Cash distributions paid	(9,250,000)
Net income	9,254,341

BALANCE, DECEMBER 31, 2008	7,786,001
Cash distributions paid	(5,500,000)
Net income	5,358,620

BALANCE, DECEMBER 31, 2009	$7,644,621

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,358,620	$9,254,341	$7,649,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,211,417	1,087,606	761,793
Changes in other assets and liabilities:
Trade receivables, net	(455,820)	323,194	(506,523)
Accounts payable	(31,272)	(186,410)	232,810
Management fee	55,906	(27,711)	52,437
Operator fee	6,666	5,918	2,787
Accrued expenses	(42,686)	38,808	14,926
Prepaid expenses and other	(2,838)	(1,025)	(4,970)

Net cash provided by operating activities	6,099,993	10,494,721	8,202,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Well development and enhancement	(1,923,201)	(224,205)	(3,028,648)
Other capital expenditures	(98,427)	(562,931)	(269,838)

Net cash used in investing activities	(2,021,628)	(787,136)	(3,298,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	4,300,000	3,100,000
Payments on note payable	(749,396)	(2,922,603)	(1,090,195)
Distributions to preferred shareholders	(5,500,000)	(9,250,000)	(7,100,000)

Net cash used in financing activities	(6,249,396)	(7,872,603)	(5,090,195)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,171,031)	1,834,982	(185,963)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,229,909	1,394,927	1,580,890

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,058,878	$3,229,909	$1,394,927

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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
WaterSecure Holdings, Inc. (“WaterSecure”), a wholly-owned subsidiary of PowerSecure International, Inc., is the managing trustee of the Trust, and Conquest Oil Company (“Conquest”) operates the Trust assets under an operating agreement with the Trust. Collectively, WaterSecure and Conquest, along with their affiliates, owned 178.2, or 78.8%, of the 226 outstanding shares of the Trust at January 1, 2008. In July 2008, WaterSecure and Conquest purchased additional shares of the Trust, thereby increasing their collective ownership (along with their affiliates) to 197.1 shares, or 87.2%, of the 226 outstanding shares of the Trust at December 31, 2009 and 2008.
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

	2009	2008	2007

Cash paid for interest	$264,633	$186,936	$102,253
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
Income Taxes — For federal and state income tax purposes, the Trust is treated as a partnership and is not subject to federal or state income taxes. Accordingly, no provision for federal income taxes is included in the financial statements of the Trust and the tax effects of its activities accrue to the shareholders. The Trust’s tax returns, the qualification of the Trust as a partnership for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Trust’s taxable income or tax status, the tax liability of the shareholders could change accordingly.
The Financial Accounting Standards Board issued new guidance on accounting for uncertainty in income taxes. The Trust adopted this new guidance for the year ended December 31, 2009. Management evaluated the Trust’s tax positions and concluded that the Trust had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. There are currently no federal or state income tax examinations underway. The Trust’s tax years of 2006 and forward are subject to examination by federal and state taxing authorities.
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
Subsequent Events — The Trust has evaluated subsequent events through February 25, 2010, the date on which the financial statements were available to be issued.
2.	WELL DEVELOPMENT COSTS
In the fourth quarter of 2006, the Trust acquired additional land for expansion of its operating activities. During 2007, the Trust developed a sixth well on the land. The well was placed into service in December 2007. Total cost of the development (including land) was $3,042,000, and assets were allocated as follows:

Well and storage tanks	$1,486,000
Equipment	1,037,000
Land and improvements	519,000

Total	$3,042,000

In the first quarter of 2009, the Trust expanded its operating capacity by drilling a seventh well at an existing facility site. The seventh well was placed into service in March 2009. Total cost of the development was $1,522,000, and the assets were allocated entirely to wells and storage tanks.
In each case, the well development was financed principally through a term loan with Bank of Choice, as described further in Note 3.
3.	NOTE PAYABLE
During 2007, in order to finance the development of the Trust’s sixth operating well and to refinance the then outstanding principal balance on an existing loan, the Trust entered into a Term Loan Agreement (the “2007 Loan”) with Bank of Choice in the aggregate principal amount of $3,100,000, which was evidenced by a note payable to the lender (the “2007 Note”). Of the total proceeds from the 2007 Loan, $537,000 was used to refinance an existing loan and the balance was used to fund the well development costs described in Note 2.
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
In December 2008, in order to finance the development of a seventh operating well and to refinance the remaining principal and extend the maturity date on the 2007 Loan, the Trust entered into a new Term Loan Agreement (the “2008 Loan”) with Bank of Choice in the aggregate principal amount of $4,300,000, which was evidenced by a promissory note payable to the order of the lender (the “2008 Note”). Of the total proceeds of the 2008 Loan, $2,429,000 was used to refinance the 2007 Loan, approximately $1,522,000 was used to finance the development of a seventh operating well and the balance was used to acquire other equipment items in 2009.
Interest accrues on the unpaid balance of the 2008 Note at a fixed annual rate of 6.59% and the 2008 Loan calls for monthly principal and interest payments to the lender in the amount of $84,502 through the maturity date of December 9, 2013. The 2008 Note is collateralized by a first priority interest in all assets of the Trust including accounts receivable, inventory and equipment and the assets of the seventh well. Fees incurred in connection with the 2008 Loan in the amount of $10,540 were deferred and were amortized over the first year of the loan. At December 31, 2009, scheduled principal payments on the 2008 Note payable over the remaining term of the 2008 Note are as follows:

Years Ended	Principal
December 31,	Payments
2010	$801,029
2011	856,220
2012	915,213
2013	978,142

$3,550,604

4.	COMMITMENTS AND CONTINGENCIES
In December 2002, after the Trust completed an acquisition of certain operating assets including real property, the Trust discovered certain contamination of the soils under the site. Shortly thereafter, the

Trust filed a complaint against the seller in Colorado State District Court, for enforcement of seller indemnifications in the asset purchase agreement. The Trust engaged an environmental engineering firm to evaluate the extent of the contamination, and that firm concluded that approximately 1% of the property area had been contaminated. The environmental firm developed, and the Trust implemented an active remediation plan in 2004 that consisted of installation of a soil vapor extraction system with periodic testing of groundwater and air samples. Trust management currently expects the remediation efforts and quarterly groundwater and air sampling will continue throughout 2010, until the contamination has been fully remediated and the assets are in full compliance with applicable environmental requirements. Although no assurance can be given, Trust management believes the contamination will be successfully remediated using the active remediation plan described above, with no material adverse effects to the financial position or results of operations of the Trust.
In early 2005, the Trust began a planned upgrade to various components of another of its operating facilities. As the improvement project began, Trust management found that soils under the facility had small levels of contamination. The environmental firm used in the above remediation was engaged to direct the Trust on the appropriate course to return the soils to a level in compliance within regulatory limits. The environmental firm initially recommended, and the regulatory authorities did not indicate otherwise, that no active remediation process was likely necessary due to the small levels of contamination, the limited area impacted, and the cost to implement a remediation process. Further, the environmental firm indicated that naturally occurring processes would likely eliminate the contamination over time, although those processes may occur over a period of several years. Upon further review of the site data from 2008 and 2009, the environmental firm proposed, and the Trust will implement, an active form of remediation in 2010 to accelerate the elimination of the contamination. The remedial method consists of a soil vapor extraction and air sparge system, similar in nature to the system successfully implemented above, but with the added component of air sparging. Trust management currently expects the system will operate for two years, followed by one year of quarterly groundwater and air monitoring and testing. Although no assurance can be given, Trust management believes the contamination will be successfully remediated using the active remediation plan described above, with no material adverse effects to the financial position or results of operations of the Trust.
The Trust is subject to regulations and reporting requirements covering water quality, land use, the storage of oil and water, and the disposal of water. Compliance is continually assessed by Trust management. Regulations, interpretations and enforcement policies can change, which may adversely impact the Trust’s operations in the future. Additionally, from time to time, in the normal course of operations, oil or water spills or releases into the environment may occur. The Trust must pay all or a portion of the cost to remediate sites where such environmental contamination has occurred as a result of activities of the Trust. To date, the Trust is not aware of any such environmental contamination caused by the activities of the Trust that would have material adverse effects to the financial position or results of operations of the Trust. However, the nature of environmental contamination matters is inherently uncertain, and Trust management cannot provide any guarantee or assurance that all environmental contamination has been identified, or that the current or future remediation efforts will be successful. Additional contamination, either currently undetected or undetectable, or arising in the future, could later be discovered.
In January 2008, two of the Trust’s facilities suffered explosions and fire damage in separate incidents. One of the facilities suffered significant damage and was temporarily shut down for approximately two weeks. The other facility suffered minimal damage, but was also limited in its operating activities for a short period. In the most serious incident, one of the operator’s employees and two agents of trucking companies bringing water to the facility were hospitalized with injuries suffered in the explosion and fire.

As a result of these incidents, the Trust completed a series of changes recommended by safety experts to minimize the risk of future explosions or fires. During the year ended December 31, 2008, the Trust incurred $152,000 of uninsured fire expense and incurred $388,000 of safety improvement expenses. The Trust continues to incur operational expenses related to safety and monitoring and expects such expenses to continue in the future. However, due to the nature of the Trust’s activities, the risk of future fires or explosions cannot be fully eliminated. Damages resulting from future fires or explosions may result in injury or loss of human life, extensive loss of or damage to equipment and assets of the Trust, its customers and agents, and could result in temporary or permanent shut down of one or more of the Trust’s facilities.
In January 2010, a civil action was filed in Weld County, District Court, State of Colorado, by the two trucking company agents injured in the January 2008 explosion and fire described above. The action names Conquest, as operator (and presumably on behalf of the Trust), along with an unrelated party as defendants. The action alleges, among other things, that the operator was negligent in allowing what it should have known to be highly flammable hazardous liquid to be disposed of at the Trust’s disposal site and for allowing a dangerous condition to exist on the Trust’s property which would result in ignition of any highly flammable hazardous liquid resulting in substantial risk of suffering injury. The action seeks recovery of plaintiffs’ past and future economic loss, recovery of medical expenses, unspecified permanent injury, and pain and suffering.
Management of the Trust intends to vigorously defend this action and intends to pursue any appropriate claims against the other defendant and any other appropriate parties. Further, the Trust maintains general liability insurance that management believes covers this claim. Because of the inherent uncertainty of litigation, the adequacy of insurance, the merits of potential cross-claims against other parties, and the amount of damages claimed, management of the Trust is unable to predict the outcome the resolution of this claim will have on the business, financial position or results of operations of the Trust or estimate the range of potential losses, if any. Accordingly, no amount has been accrued in the financial statements of the Trust related to this matter.
5.	TRUST GENERAL AND ADMINISTRATIVE COSTS
Pursuant to the Second Amended and Restated Declaration of Trust (the “Restated Declaration”), the Trust incurred $221,000, $192,000 and $282,000 of Active Trustee and Trust Officer consulting and retainer fees and expense reimbursements paid to WaterSecure, Conquest and their affiliates during the years ended December 31, 2009, 2008 and 2007, respectively.
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

Conquest, as operator, has been reimbursed for direct operating expenses incurred during the years ended December 31, 2009, 2008 and 2007 in the amount of $1,684,000, $1,823,000 and $1,211,000, respectively, which costs are included in cost of operations in the accompanying statements of income, and is paid an annual operator fee (currently $175,000 ($25,000 per injection well), adjusted upward or downward annually based on changes in the consumer price index). In December 1999, Conquest and WaterSecure agreed to share equally all future management fees, administrative fees and operator fees received from the Trust. Accounts payable at December 31, 2009 and 2008 includes a liability in the amount of $91,000 and $4,000, respectively, payable to Conquest for unreimbursed direct operating expenses.
In September 2003, the Trust entered into a License Agreement (the “License Agreement”) with an entity wholly owned by the principals of Conquest, the Operator. The License Agreement runs “month-to-month” and provides the Trust with an alternative facility, owned by the Conquest principals, to dispose of water for certain customers of the Trust. The Trust is obligated to pay a monthly fee to the Conquest principals of $5,000 for rights under the License Agreement. The Trust earns revenues from disposal fees for water disposed at that facility for the Trust’s customers. During the years ended December 31, 2009 and 2008, the Trust paid a net $9,000 and $25,000, respectively; and during the year ended December 31, 2007, the Trust earned a net $17,000 under the License Agreement, which amounts are included in interest and other revenues in the Trust’s consolidated statements of income. In 2009, the License Agreement was terminated and no amounts will be paid or received under the agreement in the future.
* * * * *

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.
By:	/s/ SIDNEY HINTON
Sidney Hinton
President and Chief Executive Officer

Date: March 11, 2010
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SIDNEY HINTON Sidney Hinton	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010

/s/ CHRISTOPHER T. HUTTER Christopher T. Hutter	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	March 11, 2010

/s/ GARY J. ZUIDERVEEN Gary J. Zuiderveen	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Secretary (Principal Accounting Officer)	March 11, 2010

/s/ ANTHONY D. PELL Anthony D. Pell	Director	March 11, 2010

/s/ KEVIN P. COLLINS Kevin P. Collins	Director	March 11, 2010

/s/ JOHN A. (ANDY) MILLER John A. (Andy) Miller	Director	March 11, 2010

/s/ THOMAS J. MADDEN III Thomas J. Madden III	Director	March 11, 2010

S-1

POWERSECURE INTERNATIONAL, INC.
Form 10-K
For the Year Ended December 31, 2009
EXHIBIT INDEX

Number	Description

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change the Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 22, 2007.)

(3.3)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on April 10, 2009.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(4.2)	Amended and Restated Rights Agreement, dated as of November 30, 2001, between Registrant and Computershare Investor Services, LLC. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A/A, Amendment No. 5, filed November 30, 2001.)

(4.3)	Amendment No. 1, dated as of April 22, 2004, to Amended and Restated Rights Agreement between Registrant and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 6, 2004).

(4.4)	Amendment No. 2, dated as of March 29, 2006, to Amended and Restated Rights Agreement between Registrant and ComputerShare Investor Services, LLC. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(4.5)	Form of Registration Rights Agreement, dated as of March 29, 2006, by and among Registrant and the investors named therein. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 30, 2006).

(10.1)	Separation Agreement, dated as of April 16, 2007, between Registrant and W. Phillip Marcum (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2007)*

(10.2)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)*

(10.3)	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.4)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

Number	Description

(10.5)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.6)	Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-151540.)

(10.7)	Form of Restricted Stock Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(10.8)	Form of Incentive Stock Option Agreement for Employees under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(10.9)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed June 13, 2008.)

(10.10)	Form of Indemnification Agreement between Registrant and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 10, 2009.)

(10.11)	Prototype — Basic Plan Document for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.12)	Adoption Agreement for the Metretek — Southern Flow Savings and Investment Plan. (Incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8, Registration No. 333-42698.)*

(10.13)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 17, 2009, by and between PowerSecure International, Inc. and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 21, 2009)*

(10.14)	Restricted Stock Agreement, dated as of August 15, 2007, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)*

(10.15)	Amendment No. 1 to Restricted Stock Agreement, dated as of December 31, 2007, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 7, 2008)*

(10.16)	Amendment No. 2 to Restricted Stock Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 21, 2009)*

(10.17)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between PowerSecure International, Inc. and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 7, 2009)*

(10.18)	Restricted Stock Agreement, dated as of December 10, 2007, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.19)	Amendment No. 1 to Restricted Stock Agreement, dated as of December 17, 2009, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 21, 2009)*

Number	Description

(10.20)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between PowerSecure International, Inc. and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 7, 2009)*

(10.21)	Restricted Stock Agreement, dated as of December 10, 2007, to Employment and Non-Competition Agreement by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 12, 2007)*

(10.22)	Amendment No. 1 to Restricted Stock Agreement, dated as of December 17, 2009, by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 21, 2009)*

(10.23)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Southern Flow Companies, Inc. and John D. Bernard. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 7, 2009)*

(10.24)	Summary Sheet of Compensation of Non-Employee Directors. (Filed herewith.)*

(10.25)	Credit Agreement, dated as of August 23, 2007, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Filed herewith.)

(10.26)	First Amendment to Credit Agreement, dated as of January 17, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.27)	Second Amendment to Credit Agreement, dated as of May 5, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.)

(10.28)	Third Amendment to Credit Agreement, dated as of November 13, 2008, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and SunTrust Bank and Branch Banking and Trust Company, as lenders. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)**

(10.29)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.30)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.31)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

Number	Description

(10.32)	Term Credit Agreement, dated as of January 17, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Filed herewith.)

(10.33)	First Amendment to Term Credit Agreement, dated as of May 5, 2008, among Registrant, the financial institutions from time to time parties thereto as lenders, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.)

(10.34)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.35)	Guaranty, dated as of January 17, 2008, by the active subsidiaries of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.36)	Form of Equipment Lease Agreement, dated as of December 22, 2008, between SunTrust Equipment Finance & Leasing Corp., as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.37)	Form of Equipment Lease Guaranty, dated as of December 22, 2008, by Registrant in favor of SunTrust Equipment Finance & Leasing Corp. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.38)	Master Lease Agreement, dated as of November 25, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.39)	Master Lease Guaranty, dated as of November 25, 2009, by Registrant in favor of BB&T Equipment Finance Corporation. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.40)	Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.41)	Rider No. 1 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.42)	Rider No. 2 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.43)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)*

(10.44)	Real Estate Purchase Agreement, dated as of January 16, 2008, between PowerSecure, Inc. and H & C Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

Number	Description

(10.45)	Asset Purchase Agreement, dated as of March 14, 2008, between Registrant, Metretek, Incorporated and Mercury Instruments LLC. (Incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

(14.1)	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant’s Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

*	Indicates management contract or compensation plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, that has been granted by the Securities and Exchange Commission.