Form 10-Q
period 2010-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2010-05-06
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 5, 2010, 18,250,041 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 31,	December 31,
Assets	2010	2009
Current Assets:
Cash and cash equivalents	$16,613	$20,169
Trade receivables, net of allowance for doubtful accounts of $281 and $299, respectively	29,554	28,332
Inventories	26,007	21,632
Deferred income taxes	2,713	2,713
Prepaid expenses and other current assets	1,050	1,300

Total current assets	75,937	74,146

Property, plant and equipment:
Equipment	23,328	22,252
Furniture and fixtures	668	671
Land, building and improvements	4,813	4,802

Total property, plant and equipment, at cost	28,809	27,725

Less accumulated depreciation and amortization	5,909	5,413

Property, plant and equipment, net	22,900	22,312

Other assets:
Goodwill	7,256	7,256
Restricted annuity contract	2,242	2,220
Intangible rights and capitalized software costs, net of accumulated amortization of $1,999 and $1,890, respectively	1,498	1,320
Investment in unconsolidated affiliate	4,177	3,974
Other assets	213	249

Total other assets	15,386	15,019

Total Assets	$114,223	$111,477

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 31,	December 31,
Liabilities and Stockholders’ Equity	2010	2009
Current liabilities:
Accounts payable	$9,420	$4,116
Accrued and other liabilities	16,926	20,379
Restructuring charges payable	77	325
Current income taxes payable	107	—
Current unrecognized tax benefit	327	327
Current portion of capital lease obligations	766	756

Total current liabilities	27,623	25,903

Long-term liabilites:
Revolving line of credit	—	—
Capital lease obligations, net of current portion	4,250	4,445
Unrecognized tax benefit	1,169	1,169
Deferred compensation	804	721

Total long-term liabilities	6,223	6,335

Commitments and contingencies (Note 8)	—	—

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 17,222,464 and 17,241,650 shares issued and outstanding, respectively	172	172
Additional paid-in-capital	111,243	110,911
Accumulated deficit	(31,734)	(32,951)

Total PowerSecure International, Inc. stockholders’ equity	79,681	78,132
Noncontrolling interest	696	1,107

Total stockholders’ equity	80,377	79,239

Total Liabilities and Stockholders’ Equity	$114,223	$111,477

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$24,674	$19,720
Cost of sales	15,083	13,846

Gross profit	9,591	5,874

Operating expenses:
General and administrative	7,326	6,040
Selling, marketing and service	1,053	831
Depreciation and amortization	657	542

Total operating expenses	9,036	7,413

Operating income (loss)	555	(1,539)

Other income and (expenses):
Equity income	1,030	477
Management fees	154	105
Interest income and other income	32	53
Interest expense	(141)	(174)

Income (loss) before income taxes	1,630	(1,078)
Income tax provision	(226)	(24)

Net income (loss)	1,404	(1,102)

Less: Net income attributable to noncontrolling interest	(187)	(34)

Net income (loss) attributable to PowerSecure International, Inc.	$1,217	$(1,136)

Earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:
Basic	$0.07	$(0.07)

Diluted	$0.07	$(0.07)

Weighted average common shares outstanding:
Basic	17,237	17,095

Diluted	17,692	17,095

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,404	$(1,102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	657	542
Stock compensation expense	494	354
Noncontrolling interest — distributions to minority member	(598)	—
Loss on disposal of miscellaneous assets	—	26
Equity in income of unconsolidated affiliate	(1,030)	(477)
Distributions from unconsolidated affiliate	809	607
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	(1,222)	4,855
Inventories	(4,375)	(820)
Other current assets and liabilities	357	606
Other noncurrent assets	35	(11)
Accounts payable	5,304	(2,059)
Restructuring charges	(248)	(499)
Accrued and other liabilities	(3,453)	(2,583)
Deferred compensation obligation	83	83
Restricted annuity contract	(22)	(21)

Net cash used in operating activities	(1,805)	(499)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,129)	(582)
Additions to intangible rights and software development	(286)	(72)
Proceeds from sale of property, plant and equipment	11	6

Net cash used in investing activities	(1,404)	(648)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Payments on capital lease obligations	(185)	(175)
Proceeds from stock option and warrant exercises, net of shares tendered	(162)	(41)

Net cash used by financing activities	(347)	(216)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,556)	(1,363)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,169	24,316

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,613	$22,953

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009 and
For the Three Month Periods Ended March 31, 2010 and 2009
(in thousands, except per share data)
1. Description of Business and Basis of Presentation
Description of Business
     PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions to electric utilities, their commercial, institutional and industrial customers, and of Energy Services to oil and natural gas producers. We provide these customers with products and services in four strategic business areas:
•	Interactive Distributed Generation,

•	Utility Infrastructure,

•	Energy Efficiency, and

•	Energy Services.
     Our Energy and Smart Grid Solutions segment is operated through our largest wholly-owned subsidiary PowerSecure, Inc., which we refer to as “our PowerSecure subsidiary”. This segment includes three of our four strategic business areas: Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency. These three areas are focused on providing utilities and their commercial, institutional and industrial customers with products and services to help them generate, deliver, and utilize electricity more efficiently and are intended to deliver strong returns on investment. These three business areas share common or complementary utility relationships and customer categories, common sales and overhead resources, and facilities. However, each area in this segment possesses distinct technical disciplines and specific capabilities that are designed to provide a competitive advantage in the marketplace for its specific products and services, including that area’s personnel, technology, engineering, and intellectual capital. This segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite office and manufacturing facilities, the largest of which are in Raleigh, North Carolina, McDonough, Georgia, and Anderson, South Carolina. The locations of our sales organization for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve.
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
     These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of March 31, 2010 and the consolidated results of our operations and cash flows for the three month periods ended March 31, 2010 and March 31, 2009.
     Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in our unconsolidated affiliate.
     Noncontrolling Interest in EfficientLights — Through March 31, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights which is consolidated in our financial statements. The 33% noncontrolling ownership interest in the income of EfficientLights is included as a reduction to net income (loss) to derive income (loss) attributable to PowerSecure International shareholders in our consolidated statement of operations. The 33% noncontrolling ownership interest in the equity of EfficientLights is shown as a separate component of stockholders’ equity in our consolidated balance sheet. On April 30, 2010, we acquired the 33% noncontrolling ownership interest in EfficientLights, so thereafter we will not take any reduction to net income (loss) to derive the income (loss) attributable to PowerSecure International shareholders in our consolidated statement of operations. See further information regarding our acquisition of the noncontrolling interest in EfficientLights at Note 10.
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

     Reclassifications — Certain 2009 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or loss or stockholders’ equity.
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
     Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended March 31, 2010 and 2009 was $494 and $354, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
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
     Subsequent Events—Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued and are classified as either “recognized subsequent events” or “non-recognized subsequent events.” We recognize and include in our financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. We disclose non-recognized subsequent events that provide evidence about conditions that arise after the balance sheet date but are not yet reflected in our financial statements when such disclosure is required to prevent the financial statements from being misleading. See further information regarding subsequent events in Note 10.
Recent Accounting Pronouncements
     Accounting for Transfers of Financial Assets—In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which is now part of ASC 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
     Variable Interest Entities—In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which is now part of ASC 810-10, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
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

     The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$1,217	$(1,136)

Basic weighted-average common shares outstanding in period	17,237	17,095
Add dilutive effects of stock options and warrants	455	—

Diluted weighted-average common shares outstanding in period	17,692	17,095

Basic earnings (loss) per common share:	$0.07	$(0.07)

Diluted earnings (loss) per common share:	$0.07	$(0.07)

4. Investment in Unconsolidated Affiliate
     Through WaterSecure, we currently own 40.45% of the equity interests in Marcum Midstream 1995-2 Business Trust (“MM 95-2”), which we account for under the equity method. MM 95-2 owns and operates five water processing and disposal facilities located in northeastern Colorado. The balance of our equity investment in MM 95-2 includes approximately $729 and $748 of unamortized purchase premiums we paid on our acquired interests at March 31, 2010 and December 31, 2009, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
     The following table sets forth certain summarized financial information for MM 1995-2 at March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009:

	March 31	December 31,
	2010	2009
Total current assets	$3,595	$2,942
Property, plant and equipment, net	8,908	8,879
Total other assets	5	6

Total assets	$12,508	$11,827

Total current liabilities	$1,777	$1,433
Long-term note payable	2,541	2,749
Total shareholders’ equity	8,190	7,645

Total liabilities and shareholders’ equity	$12,508	$11,827

	Three Months Ended March 31,
	2010	2009
Total revenues	$4,892	$2,986
Total costs and expenses	2,346	1,808

Net income	$2,546	$1,178

5. Debt
     Line of Credit—We have an existing credit agreement with Citibank, N.A., as the administrative agent, along with SunTrust Bank and BB&T, providing for a $50 million senior, first-priority secured revolving and term credit facility. The credit facility, as amended, is a $50,000 senior, first-priority secured revolving credit facility that is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.
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

     At March 31, 2010 and December 31, 2009, there were no balances outstanding under the credit facility and we had $50 million available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
6. Capital Lease Obligations
     We have a capital lease with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5,912 from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly payments of $85 of principal and interest over a period of 84 months. At the expiration of the term of the lease, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.
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
     The balance or our capital lease obligations shown in the consolidated balance sheet at March 31, 2010 and December 31, 2009 consist primarily of our obligations under the equipment lease described above.
7. Share-Based Compensation
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
     Stock Options — Net income (loss) for the three months ended March 31, 2010 and 2009 includes $104 and $89, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
     A summary of option activity for the three months ended March 31, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2009	1,627	$5.18
Granted-Directors	—	—
Granted-Employees	—	—
Exercised	(1)	6.88
Expired	(5)	17.38
Forfeited	—	—

Balance, March 31, 2010	1,621	$5.14	4.70	$2.74

Exercisable, March 31, 2010	1,351	$4.91	4.00	$2.97

     A summary of option activity for the three months ended March 31, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2008	1,708	$5.21
Granted-Directors	—	—
Granted-Employees	—	—
Exercised	(30)	1.50
Expired	—	—
Forfeited	—	—

Balance, March 31, 2009	1,678	$5.28	5.52	$(1.86)

Exercisable, March 31, 2009	1,306	$4.68	4.66	$(1.26)

     There were no stock options granted to either employees or to directors during the three months ended March 31, 2010 or 2009.
     The fair value of stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of March 31, 2010 and December 31 2009, there was $716 and $820, respectively, of total unrecognized compensation costs related to stock options. These costs at March 31, 2010 are expected to be recognized over a weighted average period of approximately 1.5 years.
     During the three months ended March 31, 2010 and 2009, the total intrinsic value of stock options exercised was $2 and $66, respectively. Cash received from stock option exercises for the three months ended March 31, 2010 and 2009 was $9 and $45, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2010 and 2009 was $163 and $183, respectively.
     Restricted Stock Awards — Net income (loss) for the three months ended March 31, 2010 and 2009 includes $390 and $265, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three months ended March 31, 2010 and 2009 is included in general and administrative expenses in the accompanying consolidated statements of operations.
     There were no restricted stock awards issued during the three months ended March 31, 2010 and 2009. A summary of restricted stock award activity for the three months ended March 31, 2010 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2009	561	$10.36
Granted	—	—
Vested	(75)	7.50
Forfeited	—	—

Balance, March 31, 2010	486	$10.80

A summary of restricted stock award activity for the three months ended March 31, 2009 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2008	628	$12.06
Granted	—	—
Vested	(69)	12.11
Forfeited	—	—

Balance, March 31, 2009	559	$12.05

     Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. A total of 322,500 unvested restricted shares granted to our officers “cliff vest” in 2012, and a total of 129,000 restricted shares vest in 2011 and 2012 based on certain performance goals being met. All restricted and unvested shares will automatically vest upon a change in control.
     The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At March 31, 2010, the balance of unrecognized compensation cost related to unvested restricted shares was $2,970, which, assuming all future performance criteria will be met, will be recognized over a weighted average period of approximately 2.5 years.
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
     From time to time, in the ordinary course of business we encounter performance issues with key component parts we utilize in our distributed generation systems, switchgear systems, utility infrastructure products, and lighting products, such as engines, generators, alternators, breakers, fuel systems, LED and other lighting technologies, and other complex electrical components. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Additionally, because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists that exposes us to performance risks which may or may not be covered by warranties. These risks include the potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues, additional expenses and capital cost, and asset write-offs, due to the cancellation or deferral of projects by our customers, or claims made by our customers for damages, as a result of performance issues.
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
9. Income Taxes
     The tax provision recorded at March 31, 2010 is our best estimate of our tax expense taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards and valuation allowance.

10. Subsequent Events
     Acquisition of IES — On April 1, 2010, we launched an expansion of our LED lighting business through the formation and acquisition of a 67% controlling interest in Innovative Electronic Solutions Lighting, LLC, a Delaware limited liability company (“IES”), which acquired substantially all of the assets and business of a leading LED lighting development company, Innovative Electronic Solutions, LLC, in order to accelerate the expansion of new LED lighting products and to capitalize on the growing marketplace for LED lighting. The new business will design and manufacture new LED-based lighting products (“light emitting diode” based products) for commercial, industrial, and retail customers. The business will include turn-key product development, design and manufacturing of solid state LED-based lights and their components, including power drivers, light engines, and thermal management solutions.
     IES commenced its business and operations by acquiring, on April 1, 2010, substantially all of the assets and business of Innovative Electronic Solutions, LLC, a North Carolina limited liability company. Since 2002, the business acquired by IES has engineered dozens of innovative lighting products for many of the largest and fastest growing LED lighting companies in the marketplace. Among these products is a leading LED street light for utilities that is currently being deployed in the U.S., with additional near-term opportunities to provide the street light to international customers. In addition, IES has acquired expertise and market leading technology in the areas of LED power drivers, light engines, and thermal management solutions. This expertise and technology is expected to enable IES to design and manufacture high quality LED lighting products with strong competitive advantages driven by lighting designs that maximize the energy efficiency savings for given light outputs. IES’ manufacturing operations are located in the Raleigh, N.C. area.
     Our PowerSecure subsidiary owns 67% of the membership interests in, and controls the management of, IES. Our PowerSecure subsidiary contributed approximately $4.4 million to IES to fund the capitalization of IES and the acquisition by IES of substantially all of the assets and business of the seller as well as the assumption by IES of the seller’s current liabilities. In connection with its sale and contribution of substantially all of its asset and business to IES, the seller received the remaining 33% membership interests in IES.
     The operations of IES will be included within our Energy and Smart Grid Solutions operating segment commencing from the date of acquisition. We have not yet completed our allocation of the assets acquired and liabilities assumed. Pro forma results of operations for the three months ended March 31, 2010 and 2009 have not been included herein as the effects of the acquisition were not material to our results of operations.
     Both our PowerSecure subsidiary and the seller are subject to various buy-sell rights and obligations with respect to their equity interests in IES, including various call, put and drag-along rights and obligations. Commencing in 2012, our PowerSecure subsidiary has the right to purchase the minority interest in IES held by the seller and thus increase its ownership of IES to 100%, through the issuance and delivery of shares of our common stock in an amount based on a formula derived from the value of our stock using our E.P.S multiple (or if we do not have positive net income, then our revenue multiple) applied to IES’s minority interest, subject to a minimum value of $10 million.

     Acquisition of Noncontrolling Interest in EfficientLights — On April 30, 2010, our PowerSecure subsidiary, which previously owned two-thirds of the equity interests in EfficientLights, exercised its option and acquired the remaining one-third minority interest in EfficientLights. The minority interests in EfficientLights was previously owned by the founder, who is also the President of EfficientLights, and five other key employees of EfficientLights. EfficientLights markets and sells LED-based lights that reduce the energy and maintenance costs for refrigerated cases in grocery, drug, and convenience stores, and is in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based parking lot lights, street lights and security lights. As a result of the exercise of our option to purchase the remaining one-third minority interest, EfficientLights has become a wholly-owned subsidiary of our PowerSecure subsidiary and there will no longer be a reduction in our net income for net income attributable to the noncontrolling interest after the date of acquisition. Our PowerSecure subsidiary acquired the minority interest in EfficientLights in exchange for 1,025,641 shares of our common stock.
11. Segment Information
     Our operating segments represent components of our business for which discrete financial information is available and are reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Energy and Smart Grid Solutions, and Energy Services. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies.
     Energy and Smart Grid Solutions — Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but shares a common customer base with other PowerSecure subsidiary products and services and which we grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results; and
     Energy Services — Through our Southern Flow and WaterSecure subsidiaries we serve customers in the oil and natural gas production business with our measurement services and products, and water processing and disposal services. Southern Flow’s services include on-site field services, chart processing and analysis, laboratory analysis, and data management and reporting. These services are provided principally to customers involved in natural gas production, gathering, transportation and processing. WaterSecure, through its equity investment in MM 95-2, provides water processing and disposal for oil and natural gas producers.
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

		Three Months Ended March 31, 2010
	Energy and		Unallocated
	Smartgrid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$20,460	$4,214	$—	$24,674
Cost of sales	11,907	3,176	—	15,083

Gross profit	8,553	1,038	—	9,591

Operating expenses:
General and administrative	5,579	420	1,327	7,326
Selling, marketing and service	1,047	6	—	1,053
Depreciation and amortization	564	92	1	657

Total operating expenses	7,190	518	1,328	9,036

Operating income (loss)	1,363	520	(1,328)	555

Other income and (expenses):
Equity income	—	1,030	—	1,030
Management fees	—	154	—	154
Interest income and other income	—	2	30	32
Interest expense	(70)	—	(71)	(141)

Income (loss) before income taxes	$1,293	$1,706	$(1,369)	$1,630

Total capital expenditures	$1,387	$28	$	$1,415

Total investment in unconsolidated affiliate	$	$4,177	$	$4,177

Total assets	$80,985	$17,012	$16,226	$114,223

	Three Months Ended March 31, 2009
	Energy and		Unallocated
	Smartgrid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$15,215	$4,505	$—	$19,720
Cost of sales	10,441	3,405	—	13,846

Gross profit	4,774	1,100	—	5,874

Operating expenses:
General and administrative	4,413	514	1,113	6,040
Selling, marketing and service	826	5	—	831
Depreciation and amortization	461	80	1	542

Total operating expenses	5,700	599	1,114	7,413

Operating income (loss)	(926)	501	(1,114)	(1,539)

Other income and (expenses):
Equity income	—	477	—	477
Management fees	—	105	—	105
Interest income and other income	3	—	50	53
Interest expense	(107)	—	(67)	(174)

Income (loss) before income taxes	$(1,030)	$1,083	$(1,131)	$(1,078)

Total capital expenditures	$541	$113	$	$654

Total investment in unconsolidated affiliate	$	$3,957	$	$3,957

Total assets	$69,340	$15,709	$19,627	$104,676

* * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion and analysis of our consolidated results of operations for the three month period ended March 31, 2010, which we refer to as the first quarter 2010, and the three month period ended March 31, 2009, which we refer to as the first quarter 2009, and of our consolidated financial condition as of March 31, 2010 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
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
     Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.
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
Overview
     PowerSecure International, Inc., based in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions to electric utilities, and their commercial, institutional, and industrial customers. Our Energy and Smart Grid Solutions segment provides products and services in the areas of Interactive Distributed Generation (IDG), Utility Infrastructure, and Energy Efficiency, and our Energy

Services segment provides services to the oil and natural gas industry through our Southern Flow and WaterSecure business units.
     Through our PowerSecure, Inc. subsidiary we operate our Energy and Smart Grid Solutions segment and focus on three of these areas: Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency.
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
Recent Developments
     On May 6, 2010, we announced that our PowerSecure subsidiary had been awarded $15.0 million of new orders for Interactive Distributed Generation (IDG) smart grid power systems and utility infrastructure projects. The IDG systems will be deployed in partnership with utilities to support manufacturers, hospitals, and municipal facilities across the country, including large installations in Colorado, Oklahoma, and Georgia. This $15.0 million of new business is included in our revenue backlog as described below.
     On April 30, 2010, through our PowerSecure subsidiary, which owned two-thirds of the equity interests in EfficientLights, we exercised our option and acquired the remaining one-third minority interest in EfficientLights. The minority interests in EfficientLights were previously owned by the founder, who is also the President of EfficientLights, and five other key employees of EfficientLights. EfficientLights markets and sells LED-based lights that reduce the energy and maintenance costs for refrigerated cases in grocery, drug, and convenience stores, and is in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based parking lot lights, street lights and security lights. As a result, EfficientLights has become a wholly-owned subsidiary of our PowerSecure subsidiary and there will no longer be a reduction in our net income for net income attributable to the noncontrolling interest after the date of acquisition. Our PowerSecure subsidiary acquired the minority interest in EfficientLights in exchange for 1,025,641 shares of our common stock.
     On April 1, 2010, we launched an expansion of our LED lighting business through the formation and acquisition of a 67% controlling interest in Innovative Electronic Solutions Lighting, LLC, a Delaware limited liability company (“IES”), which acquired substantially all of the assets and business of a leading LED lighting development company, Innovative Electronic Solutions, LLC, in order to accelerate the expansion of new LED lighting products and to capitalize on the growing marketplace for

LED lighting. The new business will design and manufacture new LED-based lighting products (“light emitting diode” based products) for commercial, industrial, and retail customers. The business will include turn-key product development, design and manufacturing of solid state LED-based lights and their components, including power drivers, light engines, and thermal management solutions.
     IES’s expertise and technology enables the design and manufacture of high quality LED lighting products with strong competitive advantages driven by designs that maximize the energy efficiency savings for given light outputs. IES’ manufacturing operations are located in the Raleigh, N.C. area.
     Our PowerSecure subsidiary owns 67% of the membership interests in, and controls the management of, IES. Our PowerSecure subsidiary contributed approximately $4.4 million to IES to fund the capitalization of IES and the acquisition by IES of substantially all of the assets and business of the seller as well as the assumption by IES of the seller’s current liabilities. In connection with its sale and contribution of substantially all of its asset and business to IES, the seller received the remaining 33% membership interests in IES.
     Both our PowerSecure subsidiary and the seller are subject to various buy-sell rights and obligations with respect to their equity interests in IES, including various call, put and drag-along rights and obligations. Commencing in 2012, our PowerSecure subsidiary has the right to purchase the minority interest in IES held by the seller and thus increase its ownership of IES to 100%, through the issuance and delivery of shares of our common stock in an amount based on a formula derived from the value of our stock using our E.P.S multiple (or if we do not have positive net income, then our revenue multiple) applied to IES’s minority interest, subject to a minimum value of $10 million.
     Due to an increase in revenues in our PowerSecure subsidiary, our consolidated revenues during the first quarter 2010 increased by $5.0 million, representing a 25.1% increase compared to our first quarter 2009 consolidated revenues. The primary drivers of this first quarter year-over-year revenue increase were increases in our Energy Efficiency business revenues of 93.9%, which was a result of a 104.2% increase in our EfficientLights LED lighting product revenues, as well as increases in our Interactive Distributed Generation business revenues of 41.6%. These increases were partially offset by a modest decrease in our Energy Services segment revenues, as our Southern Flow revenues decreased by 6.5% on a year-over-year basis. Our record first quarter 2010 gross margin as a percentage of revenue of 38.9% represents the fourth consecutive quarter of sequential and year-over-year increases in this statistic. These gross margin gains were driven by a combination of a favorable mix of projects period-to-period, and favorable cost of sales resulting from a focus on project cost management. We expect our gross margins to be lower in the near term, however, as several high margin projects have been completed, or are near completion, as of the end of our first quarter of 2010.
     During the first quarter 2010, we expanded our investment in operating infrastructure, including personnel, vehicles and facilities, to support business growth and new product development activities. Additionally, our operating expenses increased due to increases in selling expense due to higher revenue, increases in compensation expense, and increases in depreciation from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the first quarter 2010 increased by $1.6 million, or 21.9%, compared to our first quarter 2009. We expect our operating expenses to increase somewhat from our first quarter 2010 levels in the near-term as we continue to support and invest in the growth of our business. Over the long-term, we expect our operating expenses to further increase as we continue to invest in and support our long-term growth. As a result of higher oil prices and stabilizing conditions in the natural gas markets, our first quarter 2010 management fees and equity income from the WaterSecure operations increased by a combined $0.6 million compared to the first quarter 2009. In total, our consolidated net income was $1.4 million during the first quarter 2010, as compared to net loss of $1.1 million during the first quarter 2009.
     Due to the continued growth and development of our EfficientLights operations in 2009 and early 2010, we recorded a reduction to net income attributable to PowerSecure International, Inc. common stockholders in the amount of $0.2 million representing the noncontrolling member’s 33% interest in the net income of EfficientLights during the first quarter 2010 compared to a similar reduction of less than $0.1 million during the first quarter 2009. As a result of the reductions to net income for the noncontrolling member’s interest in EfficientLights, the net income attributable to PowerSecure International, Inc. common stockholders was $1.2 million in the first quarter 2010, as compared to a net loss attributable to PowerSecure International, Inc. common stockholders of $1.1 million in the first quarter 2009.
     As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2009 or our quarter ended March 31, 2010, will be indicative of our future results, especially in light of the current significant downturn in the economy and crisis negatively affecting the credit and capital markets.
Backlog
     As of the date of this report, our revenue backlog expected to be recognized after March 31, 2010 is $117 million. This includes revenue related to the new business announcement made by us on May 6, 2010, and compares to the $120 million of revenue backlog we reported on March 11, 2010 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed, and “recurring revenues” expected to be recognized over the life of the contracts:
Revenue Backlog to be recognized after March 31, 2010

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue —Near term	$52 Million	2Q10 through 4Q10
Project-based Revenue —Long term	$13 Million	1Q11 through 2Q12
Recurring Revenue	$52 Million	2Q10 through 2019

Revenue Backlog to be recognized after March 31, 2010	$117 Million
Note: Anticipated revenue and estimated primary recognition periods are estimates subject to risks and uncertainties and subject to change. Consistent with past practice, these figures are not intended to constitute the Company’s total revenue over the indicated time periods, as the Company has additional, regular on- going revenues. Examples of additional, regular recurring revenues include revenues from the Company’s Southern Flow business, engineering fees, and service revenue, among others. Numbers may not add due to rounding.
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
      Energy and Smart Grid Solutions
     Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but share a common or complementary customer base with other PowerSecure subsidiary products and services and which we grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results.
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
Results of Operations
      First Quarter 2010 Compared to First Quarter 2009
      Revenues
     Our segment revenues are generated entirely by sales and services provided by our PowerSecure subsidiary (which constitutes our Energy and Smart Grid Solutions segment) and our Southern Flow subsidiary (which constitutes our Energy Services segment). The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2010	2009	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$20,460	$15,215	$5,245	34.5%
Energy Services	4,214	4,505	(291)	-6.5%

Total	$24,674	$19,720	$4,954	25.1%

     Our consolidated revenues for the first quarter 2010 increased $5.0 million, or 25.1%, compared to the first quarter 2009 due primarily to an increase in our Energy and Smart Grid Solutions segment revenues, partially offset by a small decrease in sales and service revenues of our Energy Services segment.
     Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $5.2 million, or 34.5%, during the first quarter 2010 compared to the first quarter 2009. The increase in those revenues in the first quarter 2010 over the first quarter 2009 was primarily attributable to a 104.2% increase in revenues from our EfficientLights LED lighting technology products, and a 41.6% increase in revenues from our Interactive Distributed Generation products brought about with gradual improvements in economic conditions and increased business investment spending by customers and potential customers, partially offset by a 45.8% decrease in switchgear product revenues.
     The future level of our revenues will depend on the timing and degree of the recovery of the economy, the health of the credit markets and the return to higher levels of customer spending for capital improvements and energy efficiency, as well as our ability to secure new significant purchase orders. The level and timing of our future revenues will also be affected by the amount and proportion of revenues coming from Interactive Distributed Generation system recurring revenue projects, which results in revenue being recognized over a longer period compared to project-based sales.
     Assuming the recent economic recovery continues, we currently expect our Energy and Smart Grid Solutions segment revenue to show higher levels of revenue during the second half of 2010, and beyond, but the absolute pace of our revenue growth will depend on how quickly economic conditions improve and customers resume pre-recession levels of spending on capital improvements and energy efficiency.
     Our Energy Services segment sales and service revenue decreased 6.5%, during the first quarter 2010, as compared to the first quarter 2009, due to a combined decrease in field and service related revenues, together with a decrease in equipment sales. The continued relatively low natural gas prices negatively affected our Energy Services segment sales and service revenues during the first quarter 2010, and although market conditions have stabilized, we expect that relatively low natural gas prices will continue to negatively affect our Energy Services segment in the foreseeable future. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.
     Gross Profit and Gross Profit Margins
     Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2010	2009	$	%
Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$11,907	$10,441	$1,466	14.0%
Energy Services	3,176	3,405	(229)	-6.7%

Total	$15,083	$13,846	$1,237	8.9%

Segment Gross Profit:
Energy and Smart Grid Solutions	$8,553	$4,774	$3,779	79.2%
Energy Services	1,038	1,100	(62)	-5.6%

Total	$9,591	$5,874	$3,717	63.3%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	41.8%	31.4%
Energy Services	24.6%	24.4%
Total	38.9%	29.8%
     Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 8.9% increase in our consolidated cost of sales and services for the first quarter 2010, compared to the first quarter 2009, was attributable almost entirely to the costs associated with the 25.1% increase in sales, partially offset by the factors discussed below leading to the improvement in our gross profit margin.
     The 14.0% increase in our Energy and Smart Grid Solutions segment cost of sales and services in the first quarter 2010 was driven by a 34.5% increase in our Energy and Smart Grid Solutions segment sales and services revenue, partially offset by the factors discussed below leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit increased $3.8 million, or 79.2%, in the first quarter 2010, compared to the first quarter 2009. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 10.4 percentage points in the first quarter 2010 over the first quarter 2009, to 41.8%. A total of $1.7 million, or 44.7%, of the gross profit increase was driven by the increase in our Energy and Smart Grid Solutions segment’s revenue that is spread over the fixed cost components of our cost of sales, and $2.1 million, or 55.3%, of the gross profit increase was driven by a more favorable mix of higher margin projects and favorable cost of sales resulting from a focus on project cost management. Given that several projects with high gross profit margins were nearing completion or were completed in the first quarter 2010, it is likely that gross profit margins for this segment will be lower in the near-term compared to the first quarter 2010.
     The 6.7% decrease in our Energy Services segment costs of sales and services in the first quarter 2010 is primarily the result of the costs avoided associated with the 6.5% decrease in its sales and service revenues. Our Energy Services segment gross profit margin increased to 24.6% for the first quarter 2010, compared to 24.4% during the first quarter 2009. The slight increase in our Energy Services segment gross profit margin was due to improved efficiencies in the utilization of field personnel in the first quarter 2010 compared to the first quarter 2009.
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
     Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—Fluctuations” below. Accordingly, there is no assurance that our future gross profit margins will improve or even remain at historic levels in the future, and will likely decrease if revenues decrease.
     Operating Expenses
     Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and research and development. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2010	2009	$	%
Consolidated Operating Expenses:
General and administrative	$7,326	$6,040	$1,286	21.3%
Selling, marketing and service	1,053	831	222	26.7%
Depreciation and amortization	657	542	115	21.2%

Total	$9,036	$7,413	$1,623	21.9%

     Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the first quarter 2010, we expanded our investment in personnel driven by increasing levels of revenue, investments in new business opportunities, and an increase in the number of expected projects. By contrast, in 2009, as a result of weak economic conditions, we took actions to control our costs and reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. In 2010 and beyond, if economic conditions continue to improve, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.
     General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 21.3% increase in our consolidated general and administrative expenses in the first quarter 2010, as compared to the first quarter 2009, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2010	2009	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$3,450	$2,922	$528	18.1%
Vehicle lease and rental	561	323	238	73.7%
Insurance	211	266	(55)	-20.7%
Rent-office and equipment	199	168	31	18.5%
Professional fees and consulting	166	43	123	286.0%
Development costs	19	20	(1)	-5.0%
Travel	252	186	66	35.5%
Other	721	485	236	48.7%

Energy Services	420	514	(94)	-18.3%

Unallocated Corporate Costs	1,327	1,113	214	19.2%

Total	$7,326	$6,040	$1,286	21.3%

     The increase in our Energy and Smart Grid Solutions segment personnel costs during the first quarter 2010, as compared to the first quarter 2009, was due to staffing increases to support growth at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, professional and consulting fees, travel and other expenses similarly increased to support our growth and expectations regarding future growth. We expect our Energy and Smart Grid Solutions general and administrative expenses to increase somewhat from our first quarter 2010 levels in the near-term as we continue to support the near-term growth of our business. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support long-term growth.
     Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Energy Services segment. The decrease in our Energy Services segment general and administrative expense during the first quarter 2010, as compared to the first quarter 2009 was due to actions taken in 2009 to control our costs and reduce our operating expenses as a result of weak economic conditions and continued relatively low natural gas prices which have negatively affected operations of our Southern Flow subsidiary. We expect general and administrative expenses at our Energy Services segment to increase over the near-term as we take actions intended to stimulate growth in this segment. Over the long-term, we expect anticipated growth initiatives at our Southern Flow subsidiary will increase its revenue growth and expand its markets and business opportunities and will likely result in increased general and administrative expenses in the future.
     Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. Overall, these costs increased during the first quarter 2010 as compared to the first quarter 2009 due to increased personnel costs, reinstatement of bonus compensation that had been voluntarily waived in 2009, and stock compensation costs associated with the expected achievement of 2010 performance targets associated with performance-based stock awards.
     Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 26.7% increase in selling, marketing and service expenses in the first quarter 2010, as compared to the first quarter 2009, was due to increases in sales compensation expense driven by the current period increases in revenues as well as increases in advertising, promotion, and travel to stimulate revenue growth and respond to an increasing level of sales opportunities at our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2010	2009	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$499	$456	$43	9.4%
Commission	286	219	67	30.6%
Travel	165	129	36	27.9%
Advertising and promotion	117	37	80	216.2%
Bad debt expense (recovery)	(20)	(15)	(5)	33.3%

Energy Services	6	5	1	20.0%

Total	$1,053	$831	$222	26.7%

     In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 21.2% increase in depreciation and amortization expenses in the first quarter 2010, as compared to the first quarter 2009, primarily reflects depreciation and amortization of capital investments at both our Energy and Smart Grid Solutions segment and our Energy Services segment throughout 2009 and early 2010. As a result, we incurred a $103, or 22.3%, increase in depreciation and amortization expense at our Energy and Smart Grid

Solutions segment and a $12, or 19.7% increase in depreciation and amortization expenses at our Energy Services segment in the first quarter 2010, compared to the first quarter 2009.
     Other Income and Expenses
     Our other income and expenses include equity income and management fees earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, along with interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2010	2009	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$3	$(3)	-100.0%
Interest expense	(70)	(107)	37	34.6%

Segment total	(70)	(104)	34

Energy Services:
Equity income	1,030	477	553	115.9%
Management fees	154	105	49	46.7%
Interest income and other income	2	—	2	nm

Segment total	1,186	582	604

Unallocated Corporate:
Interest income and other income	30	50	(20)	-40.0%
Interest expense	(71)	(67)	(4)	-6.0%
Income tax benefit (provision)	(226)	(24)	(202)	-841.7%

Segment total	(267)	(41)	(226)

Total	$849	$437	$412

     Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. During the first quarter 2010, our equity income increased by $0.6 million, or 115.9%, over the first quarter 2009. The performance of the WaterSecure operations, and our related equity income, was favorably affected by stabilizing conditions in the natural gas markets and increases in oil prices in the first quarter 2010 compared to the first quarter 2009.
     Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Stabilizing conditions in the natural gas markets and increases in oil prices in the first quarter 2010 compared to the first quarter 2009, have positively affected the revenues of the WaterSecure operations in 2010. As a direct result, our Energy Services segment management fees increased in the first quarter 2010 by 46.7% compared to the first quarter 2009.
     Interest Income and Other Income. Interest income and other income for each segment consists of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased by $21 during the first quarter 2010, as compared to the first quarter 2009. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the first quarter 2010 compared to the first quarter 2009. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
     Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest expense decreased by $33 during the first quarter 2010, as compared to the first quarter 2009. The decrease in our Energy and Smart Grid Solutions segment interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the preceding year. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
     Income Taxes. Historically, our federal income tax expense has been modest, generally limited to federal alternative minimum tax, because of our consolidated net operating losses in prior years that were used to offset taxable income in current years. Our income tax provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, and expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. The increase in our first quarter 2010 income tax provision compared to our the first quarter 2009 income tax provision was due to our net income in the first quarter 2010 compared to our net loss in the first quarter 2009, and the resulting increases in both our federal alternative minimum tax and state income tax.
     Noncontrolling Interest. Until April 30, 2010, we owned the controlling, but not the entire, interest in EfficientLights, the financial results of which are consolidated into our financial results. The noncontrolling member’s 33% interest in the income of EfficientLights is reflected as a reduction of net income attributable to PowerSecure International, Inc. shareholders in our consolidated statement of operations. The noncontrolling interest in the income of EfficientLights increased by $0.2 million in the first quarter 2010 compared to the first quarter 2009 as a result of the growth and profitability of EfficientLights commencing in 2009 and continuing into 2010. Upon exercising our option to acquire the minority interest position in EfficientLights on April 30, 2010, there will be no further noncontrolling interest in EfficientLights reduction to net income attributable to PowerSecure shareholders after that date.
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
     Our Energy Services segment operating results will vary as a result of fluctuations in energy prices. For example, during 2007-2008 the high price of natural gas led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income. However, in 2009 declining prices of natural gas led to a decline in production activity by Southern Flow’s customers, resulting in reduced revenue growth and lower net income. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect our Energy Services segment’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season due to the effects on our customers and operations, and then potentially enhancing results after the season due to rebuilding and repair efforts which require our services. Results from our WaterSecure operations also fluctuate significantly with changes in oil and natural gas prices and oil and natural gas production in Colorado.
     Due to all of these factors and the other risks discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.
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
      Working Capital
     At March 31, 2010, we had working capital of $48.3 million, including $16.6 million in cash and cash equivalents, compared to working capital of $48.2 million, including $20.2 million in cash and cash equivalents. Changes in the components of our working capital from December 31, 2009 to March 31, 2010 and from December 31, 2008 to March 31, 2009 are explained in greater detail below. At both March 31, 2010 and December 31, 2009, we had $50.0 million of additional borrowing capacity from our undrawn credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as discussed below.
Cash Flows
     The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Net cash flows used in operating activities	$(1,805)	$(499)
Net cash flows used in investing activities	(1,404)	(648)
Net cash used in financing activities	(347)	(216)

Net decrease in cash and cash equivalents	$(3,556)	$(1,363)

     Cash Used in Operating Activities
     Cash used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and equity income. Cash used in operating activities also include cash distributions from our unconsolidated affiliate and the effect of changes in working capital and other activities.
     Cash used in operating activities of $1.8 million for the first quarter 2010 included the effects of the following:
•	our net income of $1.4 million;
•	non-cash charges of $0.7 million in depreciation and amortization;
•	stock-based compensation expense of $0.5 million;
•	cash distributions to the noncontrolling member of EfficientLights of $0.6 million;
•	non-cash equity income from our WaterSecure operations of $1.0 million partially offset by cash distributions from those operations of $0.8 million;
•	an increase of $1.2 million in accounts receivable;
•	an increase of $4.4 million in inventories;
•	a decrease of $0.4million in other current assets and liabilities
•	an increase of $5.3 million of accounts payable;
•	a decrease of $3.5 million of accrued expenses; and
•	cash payments of $0.2 million on our restructuring obligations.
     Cash used in operating activities of $0.5 million in the first quarter 2009 included the effects of the following:
•	our net loss of $1.1 million;
•	non-cash charges of $0.5 million in depreciation and amortization;
•	stock-based compensation expense of $0.4 million;

•	cash distributions from our WaterSecure operations of $0.6 million partially offset by non-cash equity income from those operations of $0.5 million;
•	a decrease of $4.9 million in accounts receivable;
•	an increase of $0.8 million in inventories;
•	a decrease of $0.6 million in other current assets and liabilities
•	a decrease of $2.0 million of accounts payable;
•	a decrease of $2.6 million of accrued expenses; and
•	cash payments of $0.5 million on our restructuring obligations.
     Cash Used in Investing Activities
     Cash used in investing activities was $1.4 million and $0.6 million for the first quarter 2010 and first quarter 2009, respectively. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the first quarter 2010, we used $0.5 million to purchase and install equipment at our recurring revenue distributed generation sites and $0.6 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets. During the first quarter 2009, we used $0.4 million to purchase and install equipment at our recurring revenue distributed generation sites and $0.2 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets.
     Cash Used in Financing Activities
     Cash used in financing activities was $0.3 million in the first quarter 2010 and cash used in financing activities was $0.2 million in the first quarter 2009. During the first quarter 2010, we used $0.2 million to repay our capital lease obligations. During the first quarter 2009, we used $0.2 million to repay our capital lease obligations.
     Capital Spending
     Our capital expenditures during the first quarter 2010 were approximately $1.4 million, of which we used $0.5 million to purchase and install equipment at our recurring revenue distributed generation sites, and $0.6 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries. Our capital expenditures during the first quarter 2009 were approximately $0.6 million, of which we used $0.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and $0.2 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries.
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
     The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At March 31, 2010, we were in compliance with these financial covenants.
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
     At March 31, 2010, there were no balances outstanding under the credit facility and we had $50.0 million available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
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
     Our capital lease obligations at March 31, 2010 and December 31, 2009 was $5.0 million and $5.2 million, respectively, and consist of our obligations under the equipment lease described above as well as various other miscellaneous lease obligations.
     Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our Energy and Smart Grid Solutions segment. The remaining balance of our payment obligations at March 31, 2010 in the amount of $0.1 million relating to these organizational changes, which balance consists entirely of severance costs to our former Chief Executive Officer, will be paid in April 2010.
     Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at March 31, 2010, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.
     Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; we incurred restructuring obligations in 2007; and in 2009 we entered into a non-compete agreement providing for on-going payments. At March 31, 2010, we also have a liability for unrecognized tax benefits and related interest and penalties totaling $1.5 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of March 31, 2010, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2010	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$—	$—	$—	$—	$—
Capital lease obligations (2)	5,843	763	2,033	2,032	1,015
Operating leases	4,423	947	1,936	1,352	188
Deferred compensation (3)	2,661	—	—	—	2,661
Non-compete agreement	500	—	200	200	100
Restructuring obligations	77	77	—	—	—
Series B preferred stock	104	104	—	—	—

Total	$13,608	$1,891	$4,169	$3,584	$3,964

(1)	Total repayments are based upon borrowings outstanding as of March 31, 2010, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
     Off-Balance Sheet Arrangements
     During the first quarter 2010, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
     Liquidity
     Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below in this item and Part II, “Item 1A. Risk Factors” below. Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current economic and financial crisis, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have not control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed under “— Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
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
     These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recent Accounting Pronouncements
     Accounting for Transfers of Financial Assets—In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which is now part of ASC 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
     Variable Interest Entities—In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which is now part of ASC 810-10, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.

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
     At March 31, 2010, our cash and cash equivalent balance was approximately $16.6 million and our credit facility had a zero balance. Our cash equivalents are invested in either bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 1A. Risk Factors
     Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which have not materially changed as of the date of this report.
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

POWERSECURE INTERNATIONAL, INC.
Date: May 6, 2010	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary