Form 10-Q
period 2010-06-30
POWERSECURE INTERNATIONAL, INC.
filed 2010-08-05
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 2, 2010, 18,687,180 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
Assets

Current Assets:
Cash and cash equivalents	$3,974	$20,169
Trade receivables, net of allowance for doubtful accounts of $330 and $299, respectively	37,711	28,332
Inventories	27,334	21,632
Deferred income taxes	2,713	2,713
Prepaid expenses and other current assets	866	1,300

Total current assets	72,598	74,146

Property, plant and equipment:
Equipment	25,114	22,252
Furniture and fixtures	676	671
Land, building and improvements	4,838	4,802

Total property, plant and equipment, at cost	30,628	27,725

Less accumulated depreciation and amortization	6,484	5,413

Property, plant and equipment, net	24,144	22,312

Other assets:
Goodwill	13,395	7,256
Restricted annuity contract	2,265	2,220
Intangible rights and capitalized software costs, net of accumulated amortization of $2,117 and $1,890, respectively	1,947	1,320
Investment in unconsolidated affiliate	4,156	3,974
Other assets	191	249

Total other assets	21,954	15,019

Total Assets	$118,696	$111,477

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,044	$4,116
Accrued and other liabilities	20,003	20,379
Restructuring charges payable	—	325
Current income taxes payable	144	—
Current unrecognized tax benefit	327	327
Current portion of capital lease obligations	776	756

Total current liabilities	28,294	25,903

Long-term liabilities:
Revolving line of credit	—	—
Capital lease obligations, net of current portion	4,052	4,445
Unrecognized tax benefit	1,169	1,169
Deferred compensation	887	721

Total long-term liabilities	6,108	6,335

Commitments and contingencies (Note 9)	—	—

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 18,329,780 and 17,241,650 shares issued and outstanding, respectively	183	172
Additional paid-in-capital	112,466	110,911
Accumulated deficit	(30,410)	(32,951)

Total PowerSecure International, Inc. stockholders’ equity	82,239	78,132
Noncontrolling interest	2,055	1,107

Total stockholders’ equity	84,294	79,239

Total Liabilities and Stockholders’ Equity	$118,696	$111,477

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$34,314	$25,135	$58,988	$44,855
Cost of sales	22,477	16,880	37,560	30,726

Gross profit	11,837	8,255	21,428	14,129

Operating expenses:
General and administrative	9,007	6,072	16,333	12,112
Selling, marketing and service	1,387	969	2,440	1,800
Depreciation and amortization	743	563	1,400	1,105

Total operating expenses	11,137	7,604	20,173	15,017

Operating income (loss)	700	651	1,255	(888)

Other income and (expenses):
Equity income	807	401	1,837	878
Management fees	142	98	296	203
Interest income and other income	24	38	56	91
Interest expense	(139)	(145)	(280)	(319)

Income (loss) before income taxes	1,534	1,043	3,164	(35)
Income tax provision	(250)	(26)	(476)	(50)

Net income (loss)	1,284	1,017	2,688	(85)

Less: Net income attributable to noncontrolling interest	40	(331)	(147)	(365)

Net income (loss) attributable to PowerSecure International, Inc.	$1,324	$686	$2,541	$(450)

Earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:
Basic	$0.07	$0.04	$0.14	$(0.03)

Diluted	$0.07	$0.04	$0.14	$(0.03)

Weighted average common shares outstanding:
Basic	17,933	17,159	17,587	17,127

Diluted	18,566	17,159	18,136	17,127

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,688	$(85)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,400	1,105
Stock compensation expense	988	787
Distributions to noncontrolling shareholder	(877)	—
(Gain) loss on disposal of miscellaneous assets	(1)	30
Equity in income of unconsolidated affiliate	(1,837)	(878)
Distributions from unconsolidated affiliate	1,618	1,093
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(9,031)	(1,378)
Inventories	(5,440)	(3,024)
Other current assets and liabilities	578	189
Other noncurrent assets	73	14
Accounts payable	1,952	1,492
Restructuring charges	(325)	(814)
Accrued and other liabilities	(411)	(1,494)
Deferred compensation obligation	166	166
Restricted annuity contract	(46)	(43)

Net cash used in operating activities	(8,505)	(2,840)

Cash flows from investing activities:
Acquisitions	(4,413)	(800)
Purchases of property, plant and equipment	(2,560)	(1,612)
Additions to intangible rights and software development	(432)	(134)
Proceeds from sale of property, plant and equipment	19	10

Net cash used in investing activities	(7,386)	(2,536)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Payments on capital lease obligations	(373)	(353)
Proceeds from stock option and warrant exercises, net of shares tendered	69	274

Net cash used by financing activities	(304)	(79)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,195)	(5,455)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,169	24,316

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,974	$18,861

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009 and
For the Three and Six Month Periods Ended June 30, 2010 and 2009
(in thousands, except per share data)
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
Our Energy and Smart Grid Solutions segment is operated through our largest wholly-owned subsidiary PowerSecure, Inc., which we refer to as “our PowerSecure subsidiary”. This segment includes three of our four strategic business areas: Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency. These three areas are focused on providing utilities and their commercial, institutional and industrial customers with products and services to help them generate, deliver, and utilize electricity more efficiently and are intended to deliver strong returns on investment. These three business areas share common or complementary utility relationships and customer categories, common sales and overhead resources, and facilities. However, each area in this segment possesses distinct technical disciplines and specific capabilities that are designed to provide a competitive advantage in the marketplace for its specific products and services, including that area’s personnel, technology, engineering, and intellectual capital. This segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite office and manufacturing facilities, the largest of which are in Raleigh, North Carolina, Morrisville, North Carolina, McDonough, Georgia, Anderson, South Carolina, and Hitchcock, Texas. The locations of our sales organization for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve.
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

Basis of Presentation
Organization — The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily, PowerSecure, Inc. (“our PowerSecure subsidiary”) (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC, Reid’s Trailer, Inc., Innovative Electronic Solutions Lighting, LLC and PowerPackages, LLC), Southern Flow Companies, Inc. (“Southern Flow”), and WaterSecure Holdings, Inc. (“WaterSecure”).
These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of June 30, 2010 and the consolidated results of our operations and cash flows for the three and six month periods ended June 30, 2010 and June 30, 2009.
Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in our unconsolidated affiliate.
Noncontrolling Interest — Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights which is consolidated in our financial statements. On April 30, 2010, we acquired the 33% noncontrolling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES (see Note 4).
The noncontrolling ownership interests in the income or losses of our majority-owned subsidiaries is included in our consolidated statements of operations as a reduction or addition to net income (loss) to derive income (loss) attributable to PowerSecure International stockholders. Similarly, the noncontrolling ownership interest in the undistributed equity of our majority-owned subsidiaries is shown as a separate component of stockholders’ equity in our consolidated balance sheet. Our noncontrolling interest consisted of the noncontrolling interest in EfficientLights only for periods until the three month period ended June 30, 2010. The EfficientLights noncontrolling interest reflected in this period consists of results through April 30, 2010, due to our purchase of this noncontrolling interest on that date. Beginning with this same quarter, our noncontrolling interest also includes the results of IES. Because our acquisition of IES occurred at the start of the quarter, these noncontrolling interest results were reflected for the entire three month period ended June 30, 2010. Accordingly, period-to-period comparisons of the aggregate amount of noncontrolling interests are not necessarily comparable.

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the six months ended June 30, 2010:

	Noncontrolling Interest
	EfficientLights	IES	Total
Balance, December 31, 2009	$1,107	$—	$1,107
Capital Contributions	—	2,188	2,188
Income (loss)	280	(133)	147
Distributions	(877)	—	(877)
Acquisition of noncontrolling interest	(510)	—	(510)

Balance, June 30, 2010	$—	$2,055	$2,055

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the six months ended June 30, 2009:

Noncontrolling Interest
	EfficientLights	IES	Total
Balance, December 31, 2008	$—	$—	$—
Capital Contributions	—	—	—
Income (loss)	365	—	365
Distributions	—	—	—
Acquisition of noncontrolling interest	—	—

Balance, June 30, 2009	$365	$—	$365

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates for revenue and cost of sales recognition, estimates for incentive compensation expense, allowance for doubtful accounts receivable, inventory valuation reserves, warranty reserves and our deferred tax valuation allowance.
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

In applying the percentage-of-completion method to our distributed generation turn-key projects, we have identified the key output project phases that are standard components of our construction projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of costs incurred and the value added to the overall construction project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turnkey product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the construction of the project, and this is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues (and associated project costs) and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.
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
Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be insignificant. If, however, conditions arise that require us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would more likely be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.
We recognize equipment and product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product.
Service revenue includes utility transmission and distribution system construction and maintenance services, engineering services, regulatory consulting and rate design services, energy conservation services, chart services, field services, laboratory analysis, data management services, and monitoring and maintenance services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.
Revenues on our recurring revenue distributed generation projects are recognized over the term of the contract as we provide utilities and their customers with access to distributed generation systems we own for standby power and peak shaving or, in certain cases, when energy savings are realized by the customer at their site. These contracts can involve multiple parties, with one party paying us for the value of backup power (usually, but not always, a commercial, industrial, or institutional customer), and one party paying us for the value of the electrical capacity provided by the system (either a commercial, industrial, or institutional customer or a utility).

Sales of certain goods or services sometimes involve the provision of multiple elements. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element and when the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately, or competitor prices for similar products and services.
Cash and Cash Equivalents — Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents.
Concentration of Credit Risk — We are subject to concentrations of credit risk from our cash and cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash and cash equivalents by placing it with multiple domestic financial institutions. Nevertheless, our cash in bank deposit accounts at these financial institutions frequently exceeds federally insured limits. We further limit our exposure to credit risk associated with these cash accounts by adherence to our investment policy. We have not experienced any losses in such accounts.
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
Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended June 30, 2010 and 2009 was $493 and $433, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the six months ended June 30, 2010 and 2009 was $988 and $787, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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
Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets—In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on the accounting for the transfers of financial assets. The new guidance, which is now part of FASB Accounting Standards Classification (“ASC”) 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
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

Revenue Recognition—Milestone Method—In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.
Improving Disclosures about Fair Value Measurements—In January 2010, the FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
Multiple Deliverable Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-13 - Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force: (Topic 605) Revenue Recognition. ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply the new guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, early application is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.
Software Elements in Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (Topic 985): Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning January 1, 2011; however, early adoption is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.
3. Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options and warrants using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 455,000 common shares issuable upon the exercise of in-the-money stock options were excluded from the diluted weighted average number of shares outstanding for the three months ended June 30, 2009 because the net effects of in-the-money stock options, unrecognized stock compensation costs, and tax benefits on nonqualified stock options and time vesting restricted stock awards was antidilutive. A total of 416,000 common shares issuable upon the exercise of in-the-money stock options were excluded from the diluted weighted average number of shares outstanding for the six months ended June 30, 2009 because their effect was antidilutive to our net loss for the period.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$1,324	$686	$2,541	$(450)

Basic weighted-average common shares outstanding in period	17,933	17,159	17,587	17,127
Add dilutive effects of stock options and warrants	633	—	549	—

Diluted weighted-average common shares outstanding in period	18,566	17,159	18,136	17,127

Basic earnings (loss) per common share:	$0.07	$0.04	$0.14	$(0.03)

Diluted earnings (loss) per common share:	$0.07	$0.04	$0.14	$(0.03)

4. Acquisitions
Acquisition of IES—On April 1, 2010, we launched an expansion of our LED lighting business through the formation and acquisition of a 67% controlling interest in Innovative Electronic Solutions Lighting, LLC, a Delaware limited liability company (“IES”), which acquired substantially all of the assets and business of a leading LED lighting development company, Innovative Electronic Solutions, LLC, in order to accelerate the expansion of new LED lighting products and to capitalize on the growing marketplace for LED lighting. The new business will design and manufacture new LED-based lighting products (“light emitting diode” based products) for commercial, industrial, and retail customers. The business will include turn-key product development, design and manufacturing of solid state LED-based lights and their components, including power drivers, light engines, and thermal management solutions.
IES commenced its business and operations by acquiring, on April 1, 2010, substantially all of the assets and business of Innovative Electronic Solutions, LLC, a North Carolina limited liability company. Since 2002, the business acquired by IES has engineered dozens of innovative lighting products for many of the largest and fastest growing LED lighting companies in the marketplace. Among these products is a leading LED street light for utilities. In addition, IES has acquired expertise and market leading technology in the areas of LED power drivers, light engines, and thermal management solutions. This expertise and technology is expected to enable IES to design and manufacture high quality LED lighting products with strong competitive advantages driven by lighting designs that maximize the energy efficiency savings for given light outputs. IES’ manufacturing operations are located in the Raleigh, North Carolina area.

Our PowerSecure subsidiary owns 67% of the membership interests in, and controls the management of, IES. Our PowerSecure subsidiary contributed approximately $4.4 million to IES to fund the capitalization of IES and the acquisition by IES of substantially all of the assets and business of the seller as well as the assumption by IES of the seller’s current liabilities. In connection with its sale and contribution of substantially all of its asset and business to IES, the seller received the remaining 33% membership interests in IES. The assets acquired and liabilities assumed were allocated, on a preliminary basis, as follows:

Accounts receivable	$349
Inventory	262
Equipment	427
Deposits	14
Intangible rights	422
Goodwill	6,139
Accounts payable	(977)
Accrued and other liabilities	(35)
Non-controlling interest	(2,188)

Net assets acquired	$4,413

The operations of IES are included within our Energy and Smart Grid Solutions operating segment commencing from the date of acquisition. Pro forma results of operations for the three and six months ended June 30, 2010 and 2009 have not been included herein as the effects of the acquisition were not material to our results of operations.
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
Acquisition of Noncontrolling Interest in EfficientLights — On April 30, 2010, our PowerSecure subsidiary, which previously owned two-thirds of the equity interests in EfficientLights, exercised its option and acquired the remaining one-third minority interest in EfficientLights in exchange for 1,025,641 shares of our common stock. The minority interest in EfficientLights was previously owned by the founder, who is also the President of EfficientLights, and five other key employees of EfficientLights. EfficientLights markets and sells LED-based lights that reduce the energy and maintenance costs for refrigerated cases in grocery, drug, and convenience stores, and is in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based parking lot lights, street lights and security lights. As a result of the exercise of our option to purchase the remaining one-third minority interest, EfficientLights has become a wholly-owned subsidiary of our PowerSecure subsidiary and there is no reduction in our net income for net income attributable to the noncontrolling interest in EfficientLights after April 30, 2010.

5. Investment in Unconsolidated Affiliate
Through WaterSecure, we currently own 40.45% of the equity interests in Marcum Midstream 1995-2 Business Trust (“MM 1995-2”), which we account for under the equity method. MM 95-2 owns and operates five water processing and disposal facilities located in northeastern Colorado. The balance of our equity investment in MM 1995-2 includes approximately $711 and $748 of unamortized purchase premiums we paid on our acquired interests at June 30, 2010 and December 31, 2009, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
The following table sets forth certain summarized financial information for MM 1995-2 at June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009:

	June 30,	December 31,
	2010	2009
Total current assets	$3,201	$2,942
Property, plant and equipment, net	9,074	8,879
Total other assets	5	6

Total assets	$12,280	$11,827

Total current liabilities	$1,765	$1,433
Long-term note payable	2,329	2,749
Total shareholders’ equity	8,186	7,645

Total liabilities and shareholders’ equity	$12,280	$11,827

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total revenues	$4,439	$2,687	$9,331	$5,674
Total costs and expenses	2,443	1,696	4,790	3,504

Net income	$1,996	$991	$4,541	$2,170

6. Debt
Line of Credit—We have an existing credit agreement with Citibank, N.A., as the administrative agent, along with SunTrust Bank and BB&T, providing for a $50.0 million senior, first-priority secured revolving and term credit facility. The credit facility, as amended, is a $50.0 million senior, first-priority secured revolving credit facility that is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.
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
The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At June 30, 2010, we were in compliance with these financial covenants.
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
At June 30, 2010 and December 31, 2009, there were no balances outstanding under the credit facility and we had $50.0 million available to borrow. As of August 5, 2010, we had a balance of $10.0 million outstanding under the credit facility, leaving us with $40.0 million available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
7. Capital Lease Obligations
We have a capital lease with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust Bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $85 over a period of 84 months. At the expiration of the term of the lease in December 2016, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.
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
Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor. The balance of our capital lease obligations shown in the consolidated balance sheet at June 30, 2010 and December 31, 2009 consist primarily of our obligations under the equipment lease described above.

8. Share-Based Compensation
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
Stock Options — Net income for the three months ended June 30, 2010 and 2009 includes $103 and $168, respectively, of pre-tax compensation costs related to outstanding stock options. Net income (loss) for the six months ended June 30, 2010 and 2009 includes $207 and $257, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
A summary of option activity for the six months ended June 30, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2009	1,627	$5.18
Granted	60	9.73
Exercised	(62)	4.01
Expired	(5)	17.38
Forfeited	—	—

Balance, June 30, 2010	1,620	$5.35	4.79	$3.74

Exercisable, June 30, 2010	1,315	$5.12	3.94	$3.97

A summary of option activity for the six months ended June 30, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2008	1,708	$5.21
Granted	20	4.57
Exercised	(33)	1.62
Expired	(6)	6.88
Forfeited	(49)	11.19

Balance, June 30, 2009	1,640	$5.09	5.27	$(0.83)

Exercisable, June 30, 2009	1,311	$4.79	4.46	$(0.53)

The weighted average grant date fair value of the options granted during the six months ended June 30, 2010 and 2009 was $4.34 and $2.25, respectively. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	June 30,	June 30,
	2010	2009
Expected stock price volatility	48.8%	54.3%
Risk Free interest rate	2.15%	2.65%
Annual dividends	$—	$—
Expected life — employee options	5 years	5 years
Expected life — director options	na	na
The fair value of stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of June 30, 2010 and December 31, 2009, there was $860 and $820, respectively, of total unrecognized compensation costs related to stock options. These costs at June 30, 2010 are expected to be recognized over a weighted average period of approximately 1.8 years.
During the three months ended June 30, 2010 and 2009, the total intrinsic value of stock options exercised was $349 and $2, respectively. Cash received from stock option exercises for the three months ended June 30, 2010 and 2009 was $241 and $8, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2010 and 2009 was $211 and $253, respectively.
During the six months ended June 30, 2010 and 2009, the total intrinsic value of stock options exercised was $351 and $68, respectively. Cash received from stock option exercises for the six months ended June 30, 2010 and 2009 was $250 and $53, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2010 and 2009 was $374 and $436, respectively.
Restricted Stock Awards — Net income for the three months ended June 30, 2010 and 2009 includes $390 and $265, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. Net income (loss) for the six months ended June 30, 2010 and 2009 includes $780 and $530, respectively, of pre-tax compensation costs related to outstanding restricted stock awards. All of the restricted stock award compensation expense during the three and six months ended June 30, 2010 and 2009 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of restricted stock award activity for the six months ended June 30, 2010 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2009	561	$10.36
Granted	21	9.56
Vested	(88)	7.16
Forfeited	—	—

Balance, June 30, 2010	494	$10.89

A summary of restricted stock award activity for the six months ended June 30, 2009 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2008	628	$12.06
Granted	43	4.65
Vested	(76)	11.90
Forfeited	—	—

Balance, June 30, 2009	595	$11.54

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
The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At June 30, 2010, the balance of unrecognized compensation cost related to unvested restricted shares was $2,779, which, assuming all future performance criteria will be met, will be recognized over a weighted average period of approximately 1.9 years.

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
From time to time, in the ordinary course of business we encounter performance issues with key component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting technologies, electrical circuit boards, power drivers, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists and that exposes us to performance risks which may not be covered by warranties. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time-to-time we use new suppliers and new products for applications where track record of performance does not exist, or is difficult to ascertain. Although we believe our suppliers’ warranties cover many of these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. Moreover, from time to time performance issues are not covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.
We estimate that from time to time we have performance issues related to component parts which have a cost basis of approximately 5-20% of our estimated annual revenues, although not necessarily limited to this amount, which are installed in equipment we own and have sold to various customers across our business lines, and additional performance issues could arise in the future. In addition, the failure or inadequate performance of these components pose potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues for projects in process or future projects, reduced revenues for recurring revenue contracts dependent on the performance of the affected equipment, additional expenses and capital cost to repair or replace the affected equipment, inventory write-offs for defective components held in inventory, asset write-offs for company-owned systems which have been deployed, the cancellation or deferral of contracts by our customers, or claims made by our customers for damages as a result of performance issues. As of the date of this report, we have experienced performance issues with two types of component parts, in particular, which we are working to resolve: 1) an instance of a supplier of a substantial distributed generation system component that has indicated it’s warranty does not cover performance issues related to a different component from another supplier which has been incorporated into many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier which have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these instances, we are actively working to assess and correct the performance issues, and when possible, we have sought the assistance of the suppliers in resolving these issues. Given that we are in the early stage of assessing these performance issues, the uncertainty regarding the assistance we may or may not receive from our suppliers, our track record of repairing many of these types of issues as well as the inherent uncertainty in addressing technical issues specifically and disputes generally, as of the date of this report we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above.

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
10. Income Taxes
The tax provision recorded at June 30, 2010 is our best estimate of our tax expense taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards and valuation allowance.
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

	Three Months Ended June 30, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$29,733	$4,581	$—	$34,314
Cost of sales	19,133	3,344	—	22,477

Gross profit	10,600	1,237	—	11,837

Operating expenses:
General and administrative	6,817	813	1,377	9,007
Selling, marketing and service	1,348	39	—	1,387
Depreciation and amortization	651	91	1	743

Total operating expenses	8,816	943	1,378	11,137

Operating income (loss)	1,784	294	(1,378)	700

Other income and (expenses):
Equity income	—	807	—	807
Management fees	—	142	—	142
Interest income and other income	—	—	24	24
Interest expense	(68)	—	(71)	(139)

Income (loss) before income taxes	$1,716	$1,243	$(1,425)	$1,534

Total capital expenditures	$1,534	$42	$1	$1,577

Total investment in unconsolidated affiliate	$—	$4,156	$—	$4,156

Total assets	$95,462	$17,513	$5,721	$118,696

	Three Months Ended June 30, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$20,671	$4,464	$—	$25,135
Cost of sales	13,629	3,251	—	16,880

Gross profit	7,042	1,213	—	8,255

Operating expenses:
General and administrative	4,374	500	1,198	6,072
Selling, marketing and service	957	12	—	969
Depreciation and amortization	477	85	1	563

Total operating expenses	5,808	597	1,199	7,604

Operating income (loss)	1,234	616	(1,199)	651

Other income and (expenses):
Equity income	—	401	—	401
Management fees	—	98	—	98
Interest income and other income	—	—	38	38
Interest expense	(77)	—	(68)	(145)

Income (loss) before income taxes	$1,157	$1,115	$(1,229)	$1,043

Total capital expenditures	$925	$167	$—	$1,092

Total investment in unconsolidated affiliate	$—	$3,854	$—	$3,854

Total assets	$77,882	$15,912	$16,831	$110,625

	Six Months Ended June 30, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$50,193	$8,795	$—	$58,988
Cost of sales	31,040	6,520	—	37,560

Gross profit	19,153	2,275	—	21,428

Operating expenses:
General and administrative	12,396	1,233	2,704	16,333
Selling, marketing and service	2,394	46	—	2,440
Depreciation and amortization	1,215	183	2	1,400

Total operating expenses	16,005	1,462	2,706	20,173

Operating income (loss)	3,148	813	(2,706)	1,255

Other income and (expenses):
Equity income	—	1,837	—	1,837
Management fees	—	296	—	296
Interest income and other income	—	2	54	56
Interest expense	(138)	—	(142)	(280)

Income (loss) before income taxes	$3,010	$2,948	$(2,794)	$3,164

Total capital expenditures	$2,921	$70	$1	$2,992

	Six Months Ended June 30, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$35,886	$8,969	$—	$44,855
Cost of sales	24,070	6,656	—	30,726

Gross profit	11,816	2,313	—	14,129

Operating expenses:
General and administrative	8,787	1,014	2,311	12,112
Selling, marketing and service	1,783	17	—	1,800
Depreciation and amortization	938	165	2	1,105

Total operating expenses	11,508	1,196	2,313	15,017

Operating income (loss)	308	1,117	(2,313)	(888)

Other income and (expenses):
Equity income	—	878	—	878
Management fees	—	203	—	203
Interest income and other income	3	—	88	91
Interest expense	(185)	—	(134)	(319)

Income (loss) before income taxes	$126	$2,198	$(2,359)	$(35)

Total capital expenditures	$1,466	$280	$—	$1,746

* * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of our consolidated results of operations for the three and six month period ended June 30, 2010, which we refer to as the second quarter 2010 and six month period 2010, respectively, and the three and six month period ended June 30, 2009, which we refer to as the second quarter 2009 and six month period 2009, respectively, and of our consolidated financial condition as of June 30, 2010 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future business, revenues, expenses, net income, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenue in our backlog and in our sales pipeline;
•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the recent downturn in the economy and the adverse effects of the difficult credit markets on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;
•	the effects of fluctuations in sales on our business, revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;
•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;
•	our markets, including our market position or market share;
•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;
•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;
•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;
•	industry trends and customer preferences and the demand for our products, services, technologies and systems;
•	the nature and intensity of our competition, and our ability to successfully compete in our markets;
•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and
•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time.
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
Our Energy Efficiency area is focused on providing energy solutions to commercial, institutional, and industrial customers that deliver strong returns on investment by reducing energy costs, improving their operations, and benefiting the environment. Our primary business in this area is our EfficientLights business, and our primary product is our EfficientLights LED-based lights that reduce the energy and maintenance costs for refrigerated cases in grocery, drug, and convenience stores. Additionally, we are in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based street lights and security lights. In April 2010, we added IES to this area in order to accelerate the expansion of new LED lighting products and to capitalize on the growing marketplace for LED lighting. IES will design and manufacture new LED-based lighting products, including turn-key product development, design and manufacturing of solid state LED-based lights and their components, including power drivers, light engines, and thermal management solutions. Our other business in this area is our EnergyLite business, which designs and installs cost-effective energy improvement systems for general lighting, building controls and other facility upgrades.
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
Recent Developments
On August 2, 2010, we announced that our PowerSecure subsidiary had been awarded $10 million of new orders for its Interactive Distributed Generation® smart grid power systems (IDG® systems), and utility infrastructure projects. The new business includes a $5 million recurring revenue contract with a major U.S. retailer to deploy an initial group of IDG systems to deliver energy efficiencies and provide standby power for its distribution centers and retail locations. The awards also include contracts to deploy IDG systems to support data center, hospital, municipal, and manufacturing operations. The new utility infrastructure awards include projects for major utilities to help them with their efforts to upgrade and improve the efficiency of their grid systems.
The $10 million of new business includes $8 million of total IDG business, and $2 million of utility infrastructure business. The $8 million of IDG business includes $3 million of project-based business in addition to the $5 million recurring revenue contract with the major retailer. Both the project-based distributed generation business and the utility infrastructure business are expected to be completed, and revenue recognized, primarily during second half of 2010. The distributed generation systems for the recurring revenue contracts are expected to be installed during the second half of 2010, with associated revenues recognized through 2015. This new business is included in our revenue backlog as described below.
On July 13, 2010, we announced that our PowerSecure subsidiary had established a partnership with Schneider Electric, the global specialist in energy management, to bring our Interactive Distributed Generation® smart grid power systems to hospitals. Under the terms of this new partnership, Schneider Electric will offer hospitals across North America PowerSecure’s Interactive Distributed Generation (IDG®) power systems. This partnership enables hospitals to 1) make their operations more efficient by utilizing their idle backup power systems during high-cost peak electricity demand, 2) extend and upgrade their backup power systems due to the energy savings IDG systems can deliver, and 3) benefit from PowerSecure’s proprietary monitoring and control systems, which are electronically connected to PowerSecure’s Smart Grid Monitoring Center, ensuring that the delivery of more efficient power is optimized, and that backup power is ready to support hospital facilities around-the-clock.

On May 25, 2010 we announced that our Utility Services unit had been selected by a major U.S. utility to provide a total of approximately $30 million of infrastructure services over the next three years. PowerSecure’s Utility Services team will assist the utility with its plan to upgrade its distribution infrastructure to improve its efficiency and durability. This new award expands and extends the services our Utility Services unit has been providing the utility over the last twelve months. We expect that this $30 million of business will be recognized as delivered and relatively evenly over the next three years.
On April 30, 2010, through our PowerSecure subsidiary, which owned two-thirds of the equity interests in EfficientLights, we exercised our option and acquired the remaining one-third minority interest in EfficientLights in exchange for 1,025,641 shares of our common stock. The minority interests in EfficientLights were previously owned by the founder, who is also the President of EfficientLights, and five other key employees of EfficientLights. EfficientLights markets and sells LED-based lights that reduce the energy and maintenance costs for refrigerated cases in grocery, drug, and convenience stores, and is in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based parking lot lights, street lights and security lights. As a result, EfficientLights has become a wholly-owned subsidiary of our PowerSecure subsidiary and there is no reduction in our net income for net income attributable to the noncontrolling interest in EfficientLights after the date of acquisition.
On April 1, 2010, we launched an expansion of our LED lighting business through the formation and acquisition of a 67% controlling interest in Innovative Electronic Solutions Lighting, LLC, a Delaware limited liability company (“IES”), which acquired substantially all of the assets and business of a leading LED lighting development company, Innovative Electronic Solutions, LLC, in order to accelerate the expansion of new LED lighting products and to capitalize on the growing marketplace for LED lighting. The new business will design and manufacture new LED-based lighting products (“light emitting diode” based products) for commercial, industrial, and retail customers. The business will include turn-key product development, design and manufacturing of solid state LED-based lights and their components, including power drivers, light engines, and thermal management solutions. IES’s expertise and technology enables the design and manufacture of high quality LED lighting products with strong competitive advantages driven by designs that maximize the energy efficiency savings for given light outputs. IES’ manufacturing operations are located in the Raleigh, North Carolina area. Our PowerSecure subsidiary owns 67% of the membership interests in, and controls the management of, IES. Our PowerSecure subsidiary contributed approximately $4.4 million to IES to fund the capitalization of IES and the acquisition by IES of substantially all of the assets and business of the seller as well as the assumption by IES of the seller’s current liabilities. In connection with its sale and contribution of substantially all of its asset and business to IES, the seller received the remaining 33% membership interests in IES. Both our PowerSecure subsidiary and the seller are subject to various buy-sell rights and obligations with respect to their equity interests in IES, including various call, put and drag-along rights and obligations.

Due primarily to an increase in revenues in our PowerSecure subsidiary, our consolidated revenues during the second quarter 2010 increased by $9.2 million, representing a 36.5% increase compared to our second quarter 2009 consolidated revenues. The primary drivers of this second quarter year-over-year revenue increase were a 55.1% increase in revenues from our Interactive Distributed Generation products, a 40.3% increase in revenues from our Utility Infrastructure products and services, and a 20.6% increase in revenues from our Energy Efficiency business. Additionally, our second quarter gross margin as a percentage of revenue was 34.5%, 1.7 percentage points higher than the second quarter of 2009, due a favorable mix of projects completed in our Interactive Distributed Generation and Utility Infrastructure businesses compared to the second quarter of 2009. During the first half of 2010, we made investments to support new and future business growth, including technology, personnel, equipment, facilities, and new product development. Additionally, our operating expenses increased due to increases in selling expense due to higher revenue, increases in compensation expense, and increases in depreciation from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the second quarter 2010 increased by $3.5 million, or 46.5%, compared to our second quarter 2009. We expect our operating expenses to increase modestly over our second quarter 2010 levels in the near-term as we continue to support and invest in the growth of our business. Over the long-term, we expect our operating expenses to further increase as we continue to invest in and support our long-term growth. As a result of higher oil prices and stabilizing conditions in the natural gas markets, our second quarter 2010 management fees and equity income from the WaterSecure operations increased by a combined $0.5 million compared to the second quarter 2009. In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders was $1.3 million during the second quarter 2010, as compared to $0.7 million during the second quarter 2009.
Due to an increase in revenues in our PowerSecure subsidiary, our consolidated revenues during the six month period 2010 increased by $14.1 million, representing a 31.5% increase compared to our six month period 2009 consolidated revenues. The primary drivers of this six month period year-over-year revenue increase were a 49.8% increase in revenues from our Interactive Distributed Generation products, a 44.7% increase in revenues from our Energy Efficiency business, and a 17.0% increase in revenues from our Utility Infrastructure products and services. These increases were partially offset by a modest decrease in our Energy Services segment revenues, as our Southern Flow revenues decreased by 1.9% on a year-over-year basis. Additionally, our gross margin as a percentage of revenue was 36.3% for the first six months of 2010, 4.8 percentage points higher than the first six months of 2009. This was due a favorable mix of projects completed in our Interactive Distributed Generation and Utility Infrastructure businesses during the first six months of 2010 compared to the first six months of 2009. During the first half of 2010, we made investments to support new and future business growth, including technology, personnel, equipment, facilities, and new product development. Additionally, our operating expenses increased due to increases in selling expense due to higher revenue, increases in compensation expense, and increases in depreciation from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the six month period 2010 increased by $5.2 million, or 34.3%, compared to our six month period 2009. As a result of higher oil prices and stabilizing conditions in the natural gas markets, our six month period 2010 management fees and equity income from the WaterSecure operations increased by a combined $1.1 million compared to the six month period 2009. In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders was $2.5 million in the six month period 2010, as compared to a net loss attributable to PowerSecure International, Inc. common stockholders of $0.5 million in the six month period 2009.
As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2009 or our quarter ended June 30, 2010, will be indicative of our future results, especially in light of the current significant downturn in the economy and crisis negatively affecting the credit and capital markets.

Backlog
As of the date of this report, our revenue backlog expected to be recognized after June 30, 2010 is $127 million. This includes revenue related to the new business announcement made by us on August 2, 2010, and compares to the $117 million of revenue backlog we reported on May 6, 2010 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed, and “recurring revenues” expected to be recognized over the life of the contracts:
Revenue Backlog to be recognized after June 30, 2010

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue — Near term	$40 Million	3Q10 through 1Q11
Project-based Revenue — Long term	$36 Million	2Q11 through 2Q13
Recurring Revenue	$51 Million	3Q10 through 2019

Revenue Backlog to be recognized after June 30, 2010	$127 Million
Note: Anticipated revenue and estimated primary recognition periods are subject to risks and uncertainties as indicated in “Cautionary Note Regarding Forward-Looking Statements”, above. Consistent with past practice, these figures are not intended to constitute the Company’s total revenue over the indicated time periods, as the Company has regular on-going revenues. Examples of additional, regular recurring revenues include revenues from the Company’s Southern Flow business, engineering fees, and service revenue, among others. Numbers may not add due to rounding.
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
Results of Operations
Second Quarter 2010 Compared to Second Quarter 2009
Revenues
Our segment revenues are generated entirely by sales and services provided by our PowerSecure subsidiary (which constitutes our Energy and Smart Grid Solutions segment) and our Southern Flow subsidiary (which constitutes our Energy Services segment). The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2010	2009	$	%

Segment Revenues:
Energy and Smart Grid Solutions	$29,733	$20,671	$9,062	43.8%
Energy Services	4,581	4,464	117	2.6%

Total	$34,314	$25,135	$9,179	36.5%

Our consolidated revenues for the second quarter 2010 increased $9.2 million, or 36.5%, compared to the second quarter 2009 due primarily to an increase in our Energy and Smart Grid Solutions segment revenues, together with a small increase in sales and service revenues of our Energy Services segment.
Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $9.1 million, or 43.8%, during the second quarter 2010 compared to the second quarter 2009. The increase in those revenues in the second quarter 2010 over the second quarter 2009 was primarily attributable to a 55.1% increase in revenues from our Interactive Distributed Generation products, a 40.3% increase in revenues from our Utility Infrastructure products and services, and a 20.6% increase in revenues from our Energy Efficiency business brought about with gradual improvements in economic conditions and increased business investment spending by customers and potential customers.

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
Our Energy Services segment sales and service revenue increased 2.6% during the second quarter 2010, as compared to the second quarter 2009, due to an increase in equipment sales partially offset by a decrease in field and service related revenues. The continued relatively low natural gas prices limited our Energy Services segment sales and service revenues during the second quarter 2010, and although natural gas market conditions have recently stabilized, we expect that relatively low natural gas prices will continue to limit the growth of our Energy Services segment in the near-term. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.
Gross Profit and Gross Profit Margins
Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2010	2009	$	%

Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$19,133	$13,629	$5,504	40.4%
Energy Services	3,344	3,251	93	2.9%

Total	$22,477	$16,880	$5,597	33.2%

Segment Gross Profit:
Energy and Smart Grid Solutions	$10,600	$7,042	$3,558	50.5%
Energy Services	1,237	1,213	24	2.0%

Total	$11,837	$8,255	$3,582	43.4%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	35.7%	34.1%
Energy Services	27.0%	27.2%
Total	34.5%	32.8%
Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 33.2% increase in our consolidated cost of sales and services for the second quarter 2010, compared to the second quarter 2009, was attributable almost entirely to the costs associated with the 36.5% increase in sales, partially offset by the factors discussed below leading to the improvement in our gross profit margin.
The 40.4% increase in our Energy and Smart Grid Solutions segment cost of sales and services in the second quarter 2010 was driven by a 43.8% increase in our Energy and Smart Grid Solutions segment sales and services revenue, partially offset by the factors discussed below leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit increased $3.6 million, or 50.5%, in the second quarter 2010 compared to the second quarter 2009. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 1.6 percentage points in the second quarter 2010 over the second quarter 2009, to 35.7%. The increase in gross profit margin was driven by a favorable mix of higher margin projects completed during the second quarter of 2010 compared to the second quarter of 2009 in our Interactive Distributed Generation and Utility Infrastructure businesses, as well as favorable cost of sales resulting from a focus on project cost management.

The 2.9% increase in our Energy Services segment costs of sales and services in the second quarter 2010 is primarily the result of the costs associated with the 2.6% increase in its sales and service revenues. Our Energy Services segment gross profit margin decreased to 27.0% for the second quarter 2010, compared to 27.2% during the second quarter 2009, which is within the range of normal fluctuations for this segment.
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

Operating Expenses
Our operating expenses include general and administrative expense, selling, marketing and service expense, and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2010	2009	$	%

Consolidated Operating Expenses:
General and administrative	$9,007	$6,072	$2,935	48.3%
Selling, marketing and service	1,387	969	418	43.1%
Depreciation and amortization	743	563	180	32.0%

Total	$11,137	$7,604	$3,533	46.5%

Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the second quarter 2010, we expanded our investment in personnel driven by increasing levels of revenue, and investments for new business opportunities. Additionally, our stock compensation, bonuses and commissions increased compared to the prior year period due to our improved revenue and profit results. By contrast, in 2009, as a result of weak economic conditions, we took actions to control our costs and reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. In 2010 and beyond, we expect to continue to invest to support and drive future business growth, subject to economic conditions continuing to demonstrate sustained improvement, and our positive expectations regarding our future growth opportunities.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 48.3% increase in our consolidated general and administrative expenses in the second quarter 2010, as compared to the second quarter 2009, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2010	2009	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$4,057	$2,772	$1,285	46.4%
Vehicle lease and rental	961	450	511	113.6%
Insurance	353	275	78	28.4%
Rent-office and equipment	235	194	41	21.1%
Professional fees and consulting	282	102	180	176.5%
Development costs	64	66	(2)	-3.0%
Travel	287	169	118	69.8%
Other	578	346	232	67.1%

Energy Services	813	500	313	62.6%

Unallocated Corporate Costs	1,377	1,198	179	14.9%

Total	$9,007	$6,072	$2,935	48.3%

The increase in our Energy and Smart Grid Solutions segment personnel costs during the second quarter 2010, as compared to the second quarter 2009, was due to staffing increases to support growth at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, insurance, professional and consulting fees, travel and other expenses similarly increased to support our current growth and expectations regarding future growth. We expect our Energy and Smart Grid Solutions general and administrative expenses to increase somewhat from our second quarter 2010 levels in the near-term as we continue to support the near-term growth of our business. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support our long-term growth.
Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Energy Services segment. The increase in our Energy Services segment general and administrative expense during the second quarter 2010, as compared to the second quarter 2009, was driven by reorganization and severance costs incurred to better align our Southern Flow business to realize its growth and profit potential. We expect general and administrative expenses at our Energy Services segment to increase over the near-term as we take actions intended to stimulate growth in this segment. Over the long-term, we expect anticipated growth initiatives at our Southern Flow subsidiary will increase its revenue growth and expand its markets and business opportunities, and this will likely result in increased general and administrative expenses in the future.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. Overall, these costs increased during the second quarter 2010 as compared to the second quarter 2009 due to increased personnel costs, reinstatement of bonus compensation that had been voluntarily waived in 2009, and stock compensation costs associated with the expected achievement of 2010 performance targets associated with performance-based stock awards.
Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 43.1% increase in selling, marketing and service expenses in the second quarter 2010, as compared to the second quarter 2009, was due to increases in sales compensation expense driven by the current period increases in revenues as well as increases in advertising, promotion, and travel to stimulate revenue growth and respond to an increasing level of sales opportunities at our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2010	2009	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$583	$451	$132	29.3%
Commission	310	280	30	10.7%
Travel	183	126	57	45.2%
Advertising and promotion	177	78	99	126.9%
Bad debt expense (recovery)	95	22	73	331.8%

Energy Services	39	12	27	225.0%

Total	$1,387	$969	$418	43.1%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.
Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 32.0% increase in depreciation and amortization expenses in the second quarter 2010, as compared to the second quarter 2009, primarily reflects depreciation and amortization of capital investments at our Energy and Smart Grid Solutions segment throughout 2009 and early 2010. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Other Income and Expenses
Our other income and expenses include equity income and management fees earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, along with interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

			Period-over-Period
	Quarter Ended June 30,		Difference
	2010	2009	$	%

Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$—	$—	nm
Interest expense	(68)	(77)	9	11.7%

Segment total	(68)	(77)	9

Energy Services:
Equity income	807	401	406	101.2%
Management fees	142	98	44	44.9%
Interest income and other income	—	—	—	nm

Segment total	949	499	450

Unallocated Corporate:
Interest income and other income	24	38	(14)	-36.8%
Interest expense	(71)	(68)	(3)	-4.4%
Income tax benefit (provision)	(250)	(26)	(224)	-861.5%

Segment total	(297)	(56)	(241)

Total	$584	$366	$218

Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. During the second quarter 2010, our equity income increased by $0.4 million, or 101.2%, over the second quarter 2009. The performance of the WaterSecure operations, and our related equity income, was favorably affected by stabilizing conditions in the natural gas markets and increases in oil prices in the second quarter 2010 compared to the second quarter 2009.
Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Stabilizing conditions in the natural gas markets and increases in oil prices in the second quarter 2010 compared to the second quarter 2009 have positively affected the revenues of the WaterSecure operations in 2010. As a direct result, our Energy Services segment management fees increased in the second quarter 2010 by 44.9% compared to the second quarter 2009.
Interest Income and Other Income. Interest income and other income for each segment consists of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased by $14 during the second quarter 2010, as compared to the second quarter 2009. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the second quarter 2010 compared to the second quarter 2009. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest expense decreased by $6 during the second quarter 2010, as compared to the second quarter 2009. The decrease in our Energy and Smart Grid Solutions segment interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the preceding year. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
Income Taxes. Historically, our federal income tax expense has been modest, generally limited to federal alternative minimum tax, because of our consolidated net operating losses in prior years that were used to offset taxable income in current years. Our income tax provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, and expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. The increase in our second quarter 2010 income tax provision compared to our the second quarter 2009 income tax provision was due to the increase in our net income in the second quarter 2010 compared to the second quarter 2009, and the resulting increases in both our federal alternative minimum tax and state income tax.
Noncontrolling Interest. Until April 30, 2010, we owned the controlling, but not the entire, interest in EfficientLights at which time we acquired the noncontrolling member’s interest in EfficientLights. Also, on April 1, 2010, we acquired a controlling, but not the entire, interest in IES. The financial results of EfficientLights and IES are consolidated into our financial results, and the noncontrolling members’ 33% interest in the income (loss) of EfficientLights (until April 30, 2010) and IES (commencing April 1, 2010) is reflected as an adjustment to net income to derive net income attributable to PowerSecure International, Inc. shareholders in our consolidated statement of operations. The reduction in our net income for these noncontrolling interests decreased by $0.4 million in the second quarter 2010 compared to the second quarter 2009 as a result of start up and development expenses of IES which resulted in a loss from those operations during the second quarter 2010, partially offset by one month of EfficientLights profit. After the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010, there is no further noncontrolling interest in EfficientLights reduction to net income attributable to PowerSecure shareholders, although there will continue to be reductions or additions to net income attributable to PowerSecure shareholders for the noncontrolling members’ interest in IES. Accordingly, period to period comparisons of the aggregate amount of noncontrolling interests are not necessarily comparable.

Six Month Period 2010 Compared to Six Month Period 2009
Revenues
The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2010	2009	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$50,193	$35,886	$14,307	39.9%
Energy Services	8,795	8,969	(174)	-1.9%

Total	$58,988	$44,855	$14,133	31.5%

Our consolidated revenues for the six month period 2010 increased $14.1 million, or 31.5%, compared to the six month period 2009 due primarily to an increase in our Energy and Smart Grid Solutions segment revenues, partially offset by a small decrease in sales and service revenues of our Energy Services segment.
Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $14.3 million, or 39.9%, during the six month period 2010 compared to the six month period 2009. The increase in those revenues in the six month period 2010 over the six month period 2009 was primarily attributable to a 49.8% increase in revenues from our Interactive Distributed Generation products, a 44.7% increase in revenues from our Energy Efficiency business, and a 17.0% increase in revenues from our Utility Infrastructure products and services brought about with gradual improvements in economic conditions and increased business investment spending by customers and potential customers.
Our Energy Services segment sales and service revenue decreased 1.9%, during the six month period 2010, as compared to the six month period 2009, due to a $0.3 million decrease in field and service related revenues, partially offset by a $0.1 million increase in equipment sales. However, our Energy Services revenue increased sequentially from the first quarter of 2010 to the second quarter of 2010, reflecting stabilizing conditions in the natural gas markets. Our Energy Services segment revenues will continue to be affected by conditions in the natural gas markets in the future. In addition, our Energy Services revenues can be significantly affected by severe weather conditions in the Gulf of Mexico, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.

Gross Profit and Gross Profit Margins
The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2010	2009	$	%

Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$31,040	$24,070	$6,970	29.0%
Energy Services	6,520	6,656	(136)	-2.0%

Total	$37,560	$30,726	$6,834	22.2%

Segment Gross Profit:
Energy and Smart Grid Solutions	$19,153	$11,816	$7,337	62.1%
Energy Services	2,275	2,313	(38)	-1.6%

Total	$21,428	$14,129	$7,299	51.7%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	38.2%	32.9%
Energy Services	25.9%	25.8%
Total	36.3%	31.5%
The 22.2% increase in our consolidated cost of sales and services for the six month period 2010, compared to the six month period 2009, was attributable almost entirely to the costs associated with the 31.5% increase in sales, partially offset by the factors discussed below leading to the improvement in our gross profit margin.
The 29.0% increase in our Energy and Smart Grid Solutions segment cost of sales and services in the six month period 2010 was driven by a 39.9% increase in our Energy and Smart Grid Solutions segment sales and services revenue, partially offset by the factors discussed below leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit increased $7.3 million, or 62.1%, in the six month period 2010, compared to the six month period 2009. Additionally, our Energy and Smart Grid Solutions segment gross profit margin increased by 5.3 percentage points in the six month period 2010 over the six month period 2009, to 38.2%. The increase in gross profit margin was driven by a favorable mix of higher margin projects completed during the first half of 2010 compared to the first half of 2009 in our Interactive Distributed Generation and Utility Infrastructure businesses, as well as favorable cost of sales resulting from a focus on project cost management. Given that several projects with high gross profit margins were nearing completion or were completed in the six month period 2010, it is likely that gross profit margins for this segment will be lower in the near-term compared to the six month period 2010.
The 2.0% decrease in our Energy Services segment costs of sales and services in the six month period 2010 is primarily the result of the costs avoided associated with the 1.9% decrease in its sales and service revenues. Our Energy Services segment gross profit margin increased to 25.9% for the six month period 2010, compared to 25.8% during the six month period 2009, which is within the range of normal fluctuations for this segment.

Operating Expenses
The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2010	2009	$	%

Consolidated Operating Expenses:
General and administrative	$16,333	$12,112	$4,221	34.8%
Selling, marketing and service	2,440	1,800	640	35.6%
Depreciation and amortization	1,400	1,105	295	26.7%

Total	$20,173	$15,017	$5,156	34.3%

During the six month period 2010, we expanded our investment in personnel, equipment, technology, and new product development driven by increasing levels of revenue and new business opportunities. By contrast, in 2009, as a result of weak economic conditions, we took actions to control our costs and reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. In 2010 and beyond, if economic conditions continue to improve, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.
General and Administrative Expenses. The 34.8% increase in our consolidated general and administrative expenses in the six month period 2010, as compared to the six month period 2009, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2010	2009	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$7,367	$5,694	$1,673	29.4%
Vehicle lease and rental	1,521	773	748	96.8%
Insurance	703	541	162	29.9%
Rent-office and equipment	434	361	73	20.2%
Professional fees and consulting	448	145	303	209.0%
Development costs	84	86	(2)	-2.3%
Travel	540	355	185	52.1%
Other	1,299	832	467	56.1%

Energy Services	1,233	1,014	219	21.6%

Unallocated Corporate Costs	2,704	2,311	393	17.0%

Total	$16,333	$12,112	$4,221	34.8%

The increase in our Energy and Smart Grid Solutions segment personnel costs during the six month period 2010, as compared to the six month period 2009, was due to staffing increases to support growth at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, insurance, professional and consulting fees, travel and other expenses similarly increased to support our current growth and future growth opportunities. We expect our Energy and Smart Grid Solutions general and administrative expenses to increase somewhat from our six month period 2010 levels in the near-term as we continue to support the near-term growth of our business. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support long-term growth.

The increase in our Energy Services segment general and administrative expense during the six month period 2010, as compared to the six month period 2009 was due to second quarter 2010 restructuring and severance costs incurred, partially offset by the continuing favorable effect of actions taken in mid-2009 to control our costs and reduce our operating expenses as a result of weak economic conditions and continued relatively low natural gas prices which have negatively affected operations of our Southern Flow subsidiary. We expect general and administrative expenses at our Energy Services segment to increase moderately over the near-term as we take actions intended to stimulate growth in this segment. Over the long-term, we expect anticipated growth initiatives at our Southern Flow subsidiary will increase its revenue growth and expand its markets and business opportunities and will likely also result in increased general and administrative expenses in the future.
The increase in unallocated corporate costs during the six month period 2010 as compared to the six month period 2009 due to increased personnel costs, reinstatement of bonus compensation that had been voluntarily waived in 2009, and stock compensation costs associated with the expected achievement of 2010 performance targets associated with performance-based stock awards.
Selling, Marketing and Service Expenses. The 35.6% increase in selling, marketing and service expenses in the six month period 2010, as compared to the six month period 2009, was due to increases in sales compensation expense driven by the current period increases in revenues as well as increases in advertising, promotion, and travel to stimulate revenue growth and respond to an increasing level of sales opportunities at our Energy and Smart Grid Solutions segment, as well as our Energy Services segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2010	2009	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$1,082	$907	$175	19.3%
Commission	596	498	98	19.7%
Travel	347	256	91	35.5%
Advertising and promotion	294	114	180	157.9%
Bad debt expense (recovery)	75	8	67	837.5%

Energy Services	46	17	29	170.6%

Total	$2,440	$1,800	$640	35.6%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment and Energy Services segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.
Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 26.7% increase in depreciation and amortization expenses in the six month period 2010, as compared to the six month period 2009, primarily reflects depreciation and amortization of capital investments at our Energy and Smart Grid Solutions segment throughout 2009 and early 2010. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Other Income and Expenses
The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

			Period-over-Period
	Six Months Ended June 30,		Difference
	2010	2009	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$3	$(3)	-100.0%
Interest expense	(138)	(185)	47	25.4%

Segment total	(138)	(182)	44

Energy Services:
Equity income	1,837	878	959	109.2%
Management fees	296	203	93	45.8%
Interest income and other income	2	—	2	nm

Segment total	2,135	1,081	1,054

Unallocated Corporate:
Interest income and other income	54	88	(34)	-38.6%
Interest expense	(142)	(134)	(8)	-6.0%
Income tax benefit (provision)	(476)	(50)	(426)	-852.0%

Segment total	(564)	(96)	(468)

Total	$1,433	$803	$630

Equity Income. During the six month period 2010, our equity income increased by $1.0 million, or 109.2%, over the six month period 2009. The performance of the WaterSecure operations, and our related equity income, was favorably affected by stabilizing conditions in the natural gas markets and increases in oil prices in the six month period 2010 compared to the six month period 2009.
Management Fees. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Stabilizing conditions in the natural gas markets and increases in oil prices in the six month period 2010 compared to the six month period 2009, have positively affected the revenues of the WaterSecure operations in 2010. As a direct result, our Energy Services segment management fees increased in the six month period 2010 by 45.8% compared to the six month period 2009.
Interest Income and Other Income. In total, interest income and other income decreased by $35 during the six month period 2010, as compared to the six month period 2009. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the six month period 2010 compared to the six month period 2009. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. In total, interest expense decreased by $39 during the six month period 2010, as compared to the six month period 2009. The decrease in our Energy and Smart Grid Solutions segment interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the preceding year. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
Income Taxes. The increase in our six month period 2010 income tax provision compared to our the six month period 2009 income tax provision was due to our net income in the six month period 2010 compared to our net loss in the six month period 2009, and the resulting increases in both our federal alternative minimum tax and state income tax.
Noncontrolling Interest. The reduction for the noncontrolling interest in the income (loss) of EfficientLights and IES decreased by $0.2 million in the six month period 2010 compared to the six month period 2009 as a result of start up and development expenses of IES, which we acquired on April 1, 2010, which resulted in a loss from those operations during the six month period 2010, but which loss was only partially offset by income related to the EfficientLights noncontrolling interest prior to our acquisition of those noncontrolling interests on April 30, 2010.
Fluctuations
Our revenues, expenses, margins, net income, cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the effects of general economic conditions, including the recent significant downturn in the economy and financial crisis in the capital and credit markets, and the continuing potential of on-going and future economic and market challenges negatively impacting our business and our revenues and profit, including the negative impact these conditions will have on the timing of and amounts of orders from our customers, and on our access to capital to finance our business;
•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increasing revenues from recurring revenue projects will require significant up-front capital expenditures and will protract revenue and profit recognition, while increasing our gross margins over the long-term, as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to maintain current profits, cash flow, and to satisfy our financial covenants in our debt facilities and successfully finance the recurring portion of our business model;
•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;
•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and finance capital required for recurring revenue projects;
•	our ability to implement our business plans and strategies and the timing of such implementation;
•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;
•	the timing, pricing and market acceptance of our new products and services;
•	changes in our pricing policies and those of our competitors;
•	variations in the length of our sales cycle and product and service delivery and construction process;
•	changes in the mix of products and services having differing margins;
•	changes in our operating expenses, including prices for materials, labor, and other components of our products and services, warranty expense, fuel prices (including diesel, natural gas, and gasoline, among others) and our ability to hedge our fuel cost, exchange rates, as well as unforeseen or unanticipated expenses;
•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;
•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers and the potential effect on our results of operations;
•	the life cycles of our products and services, and competitive alternatives in the marketplace;
•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and the difficult capital markets and their impact on capital projects and other spending items;
•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;
•	the development and maintenance of business relationships and on-going sales with strategic partners, including utilities and large customers, and our ability to continue to expand our customer base in each of our business areas due to being dependent on a relatively small number of customers;
•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices and electricity pricing and utility tariffs;
•	changes in the prices charged by our suppliers;
•	the effects of governmental regulations and regulatory changes in our markets;
•	the effects of litigation, claims and other proceedings; and
•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.

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
Our Energy Services segment operating results will vary as a result of fluctuations in energy prices. For example, during 2007-2008 the high price of natural gas led to an increase in production activity by Southern Flow’s customers, resulting in higher revenues and net income. However, in 2009 declining prices of natural gas led to a decline in production activity by Southern Flow’s customers, resulting in reduced revenue growth and lower net income. Since energy prices tend to be cyclical, rather than stable, future cyclical changes in energy prices are likely to affect our Energy Services segment’s future revenues and net income. In addition, Southern Flow’s Gulf Coast customers are exposed to the risks of hurricanes and tropical storms, which can cause fluctuations in Southern Flow’s results of operations, adversely affecting results during hurricane season due to the effects on our customers and operations, and then potentially enhancing results after the season due to rebuilding and repair efforts which require our services. Southern Flows results to date have not been materially affected by the recent oil spill in the Gulf of Mexico, however, it is possible that this event, or future events of this type, could affect our results in the future. Results from our WaterSecure operations also fluctuate significantly with changes in oil and natural gas prices and oil and natural gas production in Colorado.
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
Working Capital
At June 30, 2010, we had working capital of $44.3 million, including $4.0 million in cash and cash equivalents, compared to working capital of $48.2 million, including $20.2 million in cash and cash equivalents. Changes in the components of our working capital from December 31, 2009 to June 30, 2010 and from December 31, 2008 to June 30, 2009 are explained in greater detail below. At both June 30, 2010 and December 31, 2009, we had $50.0 million of additional borrowing capacity from our undrawn credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as discussed below.
Cash Flows
The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2010	2009

Net cash flows used in operating activities	$(8,505)	$(2,840)
Net cash flows used in investing activities	(7,386)	(2,536)
Net cash used in financing activities	(304)	(79)

Net decrease in cash and cash equivalents	$(16,195)	$(5,455)

Cash Used in Operating Activities
Cash used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses and equity income. Cash used in operating activities also include cash distributions from our unconsolidated affiliate, cash distributions to our noncontrolling shareholders, and the effect of changes in working capital and other activities.
Cash used in operating activities of $8.5 million for the six month period 2010 included the effects of the following:
•	our net income of $2.7 million;
•	non-cash charges of $1.4 million in depreciation and amortization;
•	stock-based compensation expense of $1.0 million;
•	cash distributions to the noncontrolling member of EfficientLights of $0.9 million;
•	non-cash equity income from our WaterSecure operations of $1.8 million partially offset by cash distributions from those operations of $1.6 million;
•	an increase of $9.0 million in accounts receivable;
•	an increase of $5.4 million in inventories;
•	a decrease of $0.6 million in other current assets and liabilities
•	an increase of $2.0 million of accounts payable;
•	a decrease of $0.4 million of accrued expenses; and
•	cash payments of $0.3 million on our restructuring obligations.
Cash used in operating activities of $2.8 million for the six month period 2009 included the effects of the following:
•	our net loss of $0.1 million;
•	non-cash charges of $1.1 million in depreciation and amortization;
•	non-cash stock-based compensation expense of $0.8 million;
•	cash distributions from our WaterSecure operations of $1.1 million partially offset by non-cash equity income from those operations of $0.9 million;
•	an increase of $1.4 million in accounts receivable;
•	an increase of $3.0 million in inventories;
•	a decrease of $0.2 million in other current assets and liabilities
•	an increase of $1.5 million of accounts payable;
•	a decrease of $1.5 million of accrued expenses;
•	cash payments of $0.8 million on our restructuring obligations; and
•	an increase in our deferred compensation obligation of $0.2 million.
Cash Used in Investing Activities
Cash used in investing activities was $7.4 million and $2.5 million for the six month period 2010 and six month period 2009, respectively. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the six month period 2010, we used $ 4.4 million to acquire a 67% ownership interest in IES, $1.2 million to purchase and install equipment at our recurring revenue distributed generation sites and $1.8 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets. During the six month period 2009, we used $1.2 million to purchase and install equipment at our recurring revenue distributed generation sites, $0.8 million to acquire inventory and equipment of Design Power International, Inc., and $0.5 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets.

Cash Used in Financing Activities
Cash used in financing activities was $0.3 million in the six month period 2010 and cash used in financing activities was $0.1 million in the six month period 2009. During the six month period 2010, we used $0.4 million to repay our capital lease obligations and we received $0.1 million from the exercise of stock options. During the six month period 2009, we used $0.4 million to repay our capital lease obligations and we received $0.3 million from the exercise of stock options and warrants.
Capital Spending
Our capital expenditures during the six month period 2010 were approximately $3.0 million, of which we used $1.2 million to purchase and install equipment at our recurring revenue distributed generation sites, and $1.8 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries.
We anticipate making capital expenditures of approximately $10 million in 2010, although customer demand for our Interactive Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Energy and Smart Grid Solutions segment.
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
The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At June 30, 2010, we were in compliance with these financial covenants.
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

At June 30, 2010, there were no balances outstanding under the credit facility and we had $50.0 million available to borrow. As of August 5, 2010, we had a balance of $10.0 million outstanding under the credit facility, leaving us with $40.0 million available to borrow. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
Capital Lease Obligations. In December 2008, we entered into a sale and leaseback transaction with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust Bank, resulting in the sale of distributed generation equipment placed in service at customer locations and a lease of the equipment from SunTrust. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $85 over a period of 84 months. At the expiration of the term of the lease in December 2016, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.
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
Our capital lease obligations at June 30, 2010 and December 31, 2009 was $4.8 million and $5.2 million, respectively, and consist of our obligations under the equipment lease described above as well as various other miscellaneous lease obligations.
Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our Energy and Smart Grid Solutions segment. All of our restructuring obligations have been paid at June 30, 2010.
Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at June 30, 2010, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and in 2009 we entered into a non-compete agreement providing for on-going payments. At June 30, 2010, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.5 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of June 30, 2010, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2010	1 – 3 Years	4 – 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$—	$—	$—	$—	$—
Capital lease obligations (2)	5,588	509	2,033	2,031	1,015
Operating leases	4,108	632	1,936	1,352	188
Deferred compensation (3)	2,661	—	—	—	2,661
Non-compete agreement	500	—	200	200	100
Series B preferred stock	104	104	—	—	—

Total	$12,961	$1,245	$4,169	$3,583	$3,964

(1)	Total repayments are based upon borrowings outstanding as of June 30, 2010, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
Off-Balance Sheet Arrangements
During the second quarter 2010, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity
Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this item and Part II, “Item 1A. Risk Factors” below. Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current economic and financial crisis, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have not control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
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
Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets—In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the accounting for the transfers of financial assets. The new guidance, which is now part of FASB Accounting Standards Classification (“ASC”) 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.

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
Revenue Recognition—Milestone Method—In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.
Improving Disclosures about Fair Value Measurements—In January 2010, the FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
Multiple Deliverable Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-13 - Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force: (Topic 605) Revenue Recognition. ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply the new guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, early application is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.

Software Elements in Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (Topic 985): Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning January 1, 2011; however, early adoption is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.
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
At June 30, 2010, our cash and cash equivalent balance was approximately $4.0 million and our credit facility had a zero balance. Our cash equivalents are invested in either bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
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
Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we face minimal exposure to adverse movements in foreign currency exchange rates. However, if our international operations expand in the future as we expect, then our exposure to foreign currency risks will increase, which could affect our business and results of operations. In addition, because our EfficientLights business purchases component parts manufactured in China, then to the extent the U.S. Dollar exchange rate with the Chinese Yuan changes significantly, our business and results of operations could be materially impacted.

We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes, foreign currency exchange risks or other market risks, or for trading or other speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which have not materially changed as of the date of this report, except for the modification of the following risk factor, which updates and supercedes the similar risk factor in our Annual Report on Form 10-K:
The quality and performance of our products are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that arise from time to time that could materially and adversely affect our business, reputation and financial results.
From time to time, in the ordinary course of business we encounter performance issues with key component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting technologies, electrical circuit boards, power drivers, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists and that exposes us to performance risks which may not be covered by warranties. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time-to-time we use new suppliers and new products for applications where track record of performance does not exist, or is difficult to ascertain. Although we believe our suppliers’ warranties cover many of these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. Moreover, from time to time performance issues are not covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

We estimate that from time to time we have performance issues related to component parts which have a cost basis of approximately 5-20% of our estimated annual revenues, although not necessarily limited to this amount, which are installed in equipment we own and have sold to various customers across our business lines, and additional performance issues could arise in the future. In addition, the failure or inadequate performance of these components pose potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues for projects in process or future projects, reduced revenues for recurring revenue contracts dependent on the performance of the affected equipment, additional expenses and capital cost to repair or replace the affected equipment, inventory write-offs for defective components held in inventory, asset write-offs for company-owned systems which have been deployed, the cancellation or deferral of contracts by our customers, or claims made by our customers for damages as a result of performance issues. As of the date of this report, we have experienced performance issues with two types of component parts, in particular, which we are working to resolve: 1) an instance of a supplier of a substantial distributed generation system component that has indicated it’s warranty does not cover performance issues related to a different component from another supplier which has been incorporated into many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier which have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these instances, we are actively working to assess and correct the performance issues, and when possible, we have sought the assistance of the suppliers in resolving these issues. Given that we are in the early stage of assessing these performance issues, the uncertainty regarding the assistance we may or may not receive from our suppliers, our track record of repairing many of these types of issues as well as the inherent uncertainty in addressing technical issues specifically and disputes generally, as of the date of this report we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. Thus, there is no assurance that we will not be materially adversely affected by performance issues with key parts and components in our systems that arise from time to time.
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

POWERSECURE INTERNATIONAL, INC.
Date: August 5, 2010	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary