Form 10-Q
period 2010-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2010-11-04
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2010, 18,700,614 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
Assets

Current Assets:
Cash and cash equivalents	$14,668	$20,169
Trade receivables, net of allowance for doubtful accounts of $428 and $299, respectively	34,607	28,332
Inventories	24,163	21,632
Deferred income taxes	2,713	2,713
Prepaid expenses and other current assets	903	1,300

Total current assets	77,054	74,146

Property, plant and equipment:
Equipment	26,222	22,252
Furniture and fixtures	683	671
Land, building and improvements	4,904	4,802

Total property, plant and equipment, at cost	31,809	27,725

Less accumulated depreciation and amortization	7,019	5,413

Property, plant and equipment, net	24,790	22,312

Other assets:
Goodwill	13,201	7,256
Restricted annuity contract	2,287	2,220
Intangible rights and capitalized software costs, net of accumulated amortization of $2,298 and $1,890, respectively	1,998	1,320
Investment in unconsolidated affiliate	4,129	3,974
Other assets	166	249

Total other assets	21,781	15,019

Total Assets	$123,625	$111,477

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,262	$4,116
Accrued and other liabilities	17,476	20,379
Restructuring charges payable	—	325
Current income taxes payable	5	—
Current unrecognized tax benefit	954	327
Current portion of capital lease obligations	787	756

Total current liabilities	24,484	25,903

Long-term liabilites:
Revolving line of credit	7,500	—
Capital lease obligations, net of current portion	3,851	4,445
Unrecognized tax benefit	692	1,169
Deferred compensation	970	721

Total long-term liabilities	13,013	6,335

Commitments and contingencies (Note 9)	—	—

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 18,700,614 and 17,241,650 shares issued and outstanding, respectively	187	172
Additional paid-in-capital	113,939	110,911
Accumulated deficit	(29,920)	(32,951)

Total PowerSecure International, Inc. stockholders’ equity	84,206	78,132
Noncontrolling interest	1,922	1,107

Total stockholders’ equity	86,128	79,239

Total Liabilities and Stockholders’ Equity	$123,625	$111,477

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$31,406	$27,721	$90,394	$72,576
Cost of sales	20,480	17,469	58,040	48,195

Gross profit	10,926	10,252	32,354	24,381

Operating expenses:
General and administrative	8,768	6,399	25,101	18,511
Selling, marketing and service	1,503	997	3,943	2,797
Depreciation and amortization	832	657	2,232	1,762

Total operating expenses	11,103	8,053	31,276	23,070

Operating income (loss)	(177)	2,199	1,078	1,311

Other income and (expenses):
Equity income	598	429	2,435	1,307
Management fees	136	106	432	309
Interest income and other income	30	36	86	127
Interest expense	(177)	(144)	(457)	(463)

Income before income taxes	410	2,626	3,574	2,591
Income tax provision	(52)	(423)	(528)	(473)

Net income	358	2,203	3,046	2,118

Less: Net income attributable to noncontrolling interest	132	(549)	(15)	(914)

Net income attributable to PowerSecure International, Inc.	$490	$1,654	$3,031	$1,204

Earnings per share attributable to PowerSecure International, Inc. common stockholders:
Basic	$0.03	$0.10	$0.17	$0.07

Diluted	$0.03	$0.09	$0.16	$0.07

Weighted average common shares outstanding:
Basic	18,640	17,218	17,942	17,158

Diluted	19,028	17,467	18,447	17,174

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,046	$2,118
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,232	1,762
Stock compensation expense	1,270	1,202
Distributions to noncontrolling shareholder	(877)	—
(Gain) loss on disposal of miscellaneous assets	37	32
Equity in income of unconsolidated affiliate	(2,435)	(1,307)
Distributions from unconsolidated affiliate	2,225	1,618
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	(5,927)	(4,842)
Inventories	(2,249)	(5,234)
Other current assets and liabilities	402	631
Other noncurrent assets	97	53
Accounts payable	169	(539)
Restructuring charges	(325)	(1,096)
Accrued and other liabilities	(2,938)	(3,526)
Unrecognized tax benefits	150	188
Deferred compensation obligation	249	249
Restricted annuity contract	(67)	(65)

Net cash used in operating activities	(4,941)	(8,756)

Cash flows from investing activities:
Acquisitons	(4,413)	(800)
Purchases of property, plant and equipment	(3,850)	(2,202)
Additions to intangible rights and software development	(518)	(442)
Proceeds from sale of property, plant and equipment	21	12

Net cash used in investing activities	(8,760)	(3,432)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	7,500	—
Payments on capital lease obligations	(563)	(534)
Proceeds from stock option and warrant exercises, net of shares tendered	1,263	298

Net cash provided by (used in) financing activities	8,200	(236)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,501)	(12,424)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,169	24,316

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,668	$11,892

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
 As of September 30, 2010 and December 31, 2009 and
For the Three and Nine Month Periods Ended September 30, 2010 and 2009
(in thousands, except per share data)
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
In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of September 30, 2010 and the consolidated results of our operations and cash flows for the three and nine month periods ended September 30, 2010 and September 30, 2009.
Principles of Consolidation — The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in our unconsolidated affiliate.
Noncontrolling Interest — The noncontrolling ownership interests in the income or losses of our majority-owned subsidiaries is included in our consolidated statements of operations as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Similarly, the noncontrolling ownership interest in the undistributed equity of our majority-owned subsidiaries is shown as a separate component of stockholders’ equity in our consolidated balance sheet.
Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights which is consolidated in our financial statements. On April 30, 2010, we acquired the 33% noncontrolling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES (see Note 4). Accordingly, our noncontrolling interest consists of results of EfficientLights through April 30, 2010 and the results of IES commencing April 1, 2010. As a result, period-to-period comparisons of the aggregate amount of noncontrolling interests are not necessarily comparable.

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the nine months ended September 30, 2010:

	Noncontrolling Interest
	EfficientLights	IES	Total
Balance, December 31, 2009	$1,107	$—	$1,107
Capital Contributions	—	2,187	2,187
Income (loss)	280	(265)	15
Distributions	(877)	—	(877)
Acqusition of noncontrolling interest	(510)	—	(510)

Balance, September 30, 2010	$—	$1,922	$1,922

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the nine months ended September 30, 2009:

Noncontrolling Interest
	EfficientLights	IES	Total
Balance, December 31, 2008	$—	$—	$—
Capital Contributions	—	—	—
Income (loss)	914	—	914
Distributions	—	—	—
Acqusition of noncontrolling interest	—	—	—

Balance, September 30, 2009	$914	$—	$914

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
Warranty Reserve — We provide a standard warranty for our distributed generation and switchgear equipment, and for our EfficientLights lighting products, which range generally between one and five years. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve.
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
Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended September 30, 2010 and 2009 was $282 and $415, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the nine months ended September 30, 2010 and 2009 was $1,270 and $1,202, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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
Subsequent Events — Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued and are classified as either “recognized subsequent events” or “non-recognized subsequent events.” We recognize and include in our financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. We disclose non-recognized subsequent events that provide evidence about conditions that arise after the balance sheet date but are not yet reflected in our financial statements when such disclosure is required to prevent the financial statements from being misleading.
Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets — In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on the accounting for the transfers of financial assets. The new guidance, which is now part of FASB Accounting Standards Classification (“ASC”) 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
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

Revenue Recognition — Milestone Method — In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.
Improving Disclosures about Fair Value Measurements — In January 2010, the FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
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
Software Elements in Revenue Arrangements — In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (Topic 985): Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning January 1, 2011; however, early adoption is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.
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

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$490	$1,654	$3,031	$1,204

Basic weighted-average common shares outstanding in period	18,640	17,218	17,942	17,158
Add dilutive effects of stock options and warrants	388	249	505	16

Diluted weighted-average common shares outstanding in period	19,028	17,467	18,447	17,174

Basic earnings (loss) per common share:	$0.03	$0.10	$0.17	$0.07

Diluted earnings (loss) per common share:	$0.03	$0.09	$0.16	$0.07

4. Acquisitions
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
IES commenced its business and operations by acquiring, on April 1, 2010, substantially all of the assets and business of Innovative Electronic Solutions, LLC, a North Carolina limited liability company. Since 2002, the business acquired by IES has engineered innovative lighting products for many of the largest and fastest growing LED lighting companies in the marketplace. Among these products is a leading LED street light for utilities. In addition, IES has acquired expertise and market leading technology in the areas of LED power drivers, light engines, and thermal management solutions. This expertise and technology is expected to enable IES to design and manufacture high quality LED lighting products with strong competitive advantages driven by lighting designs that maximize the energy efficiency savings for given light outputs. IES’ manufacturing operations are located in the Raleigh, North Carolina area.

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

Accounts receivable	$349
Inventory	281
Equipment	427
Deposits	14
Intangible rights	596
Goodwill	5,945
Accounts payable	(977)
Accrued and other liabilities	(35)
Non-controlling interest	(2,187)

Net assets acquired	$4,413

The operations of IES are included within our Energy and Smart Grid Solutions operating segment commencing from the date of acquisition. Pro forma results of operations for the three and nine months ended September 30, 2010 and 2009 have not been included herein as the effects of the acquisition were not material to our results of operations.
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
Acquisition of Noncontrolling Interest in EfficientLights — On April 30, 2010, our PowerSecure subsidiary, which previously owned two-thirds of the equity interests in EfficientLights, exercised its option and acquired the remaining one-third minority interest in EfficientLights in exchange for 1,025,641 shares of our common stock. The minority interest in EfficientLights was previously owned by the founder, who is also the President of EfficientLights, and five other key employees of EfficientLights. EfficientLights markets and sells LED-based lights that enhance the quality of light while reducing energy and maintenance costs for refrigerated cases in grocery, drug, and convenience stores, and is in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based parking lot lights, street lights and security lights. As a result of the exercise of our option to purchase the remaining one-third minority interest, EfficientLights has become a wholly-owned subsidiary of our PowerSecure subsidiary and there is no reduction in our net income for net income attributable to the noncontrolling interest in EfficientLights after April 30, 2010.
5. Investment in Unconsolidated Affiliate
Through WaterSecure, we currently own 40.45% of the equity interests in Marcum Midstream 1995-2 Business Trust (“MM 1995-2”), which we account for under the equity method. MM 95-2 owns and operates five water processing and disposal facilities located in northeastern Colorado. The balance of our equity investment in MM 1995-2 includes approximately $693 and $748 of unamortized purchase premiums we paid on our acquired interests at September 30, 2010 and December 31, 2009, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.

The following table sets forth certain summarized financial information for MM 1995-2 at September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009:

	September 30,	December 31,
	2010	2009
Total current assets	$2,865	$2,942
Property, plant and equipment, net	9,432	8,879
Total other assets	5	6

Total assets	$12,302	$11,827

Total current liabilities	$2,025	$1,433
Long-term note payable	2,113	2,749
Total shareholders’ equity	8,164	7,645

Total liabilities and shareholders’ equity	$12,302	$11,827

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total revenues	$4,221	$3,034	$13,552	$8,707
Total costs and expenses	2,743	1,973	7,532	5,477

Net income	$1,478	$1,061	$6,020	$3,230

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
The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At September 30, 2010, we were in compliance with these financial covenants.
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
Our maximum balance outstanding on the credit facility during the three and nine month periods ended September 30, 2010 was $10.0 million. The balance outstanding on the credit facility at September 30, 2010 was $7.5 million. The balance outstanding on the credit facility at November 4, 2010 is $5.0 million. At December 31, 2009, there were no balances outstanding under the credit facility. At September 30, 2010 and December 31, 3009, we had $42.5 million and $50.0 million, respectively, available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
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
Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor. The balance of our capital lease obligations shown in the consolidated balance sheet at September 30, 2010 and December 31, 2009 consist primarily of our obligations under the equipment lease described above.

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
Stock Options — Net income for the three months ended September 30, 2010 and 2009 includes $85 and $154, respectively, of pre-tax compensation costs related to outstanding stock options. Net income (loss) for the nine months ended September 30, 2010 and 2009 includes $292 and $411, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
A summary of option activity for the nine months ended September 30, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2009	1,627	$5.18
Granted	71	9.64
Exercised	(434)	3.35
Expired	(5)	17.38
Forfeited	(13)	9.55

Balance, September 30, 2010	1,246	$5.97	5.14	$3.29

Exercisable, September 30, 2010	945	$5.87	4.15	$3.39

A summary of option activity for the nine months ended September 30, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2008	1,708	$5.21
Granted	20	4.57
Exercised	(39)	2.11
Expired	(6)	6.88
Forfeited	(54)	10.62

Balance, September 30, 2009	1,629	$5.10	5.03	$1.68

Exercisable, September 30, 2009	1,311	$4.83	4.25	$1.95

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2010 and 2009 was $4.31 and $2.25, respectively. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	September 30,
	2010	2009
Expected stock price volatilility	49.2%	54.3%
Risk Free interest rate	2.02%	2.65%
Annual dividends	$—	$—
Expected life — employee options	5 years	5 years
Expected life — director options	na	na
The fair value of stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of September 30, 2010 and December 31, 2009, there was $785 and $820, respectively, of total unrecognized compensation costs related to stock options. These costs at September 30, 2010 are expected to be recognized over a weighted average period of approximately 1.8 years.
During the three months ended September 30, 2010 and 2009, the total intrinsic value of stock options exercised was $2,409 and $6, respectively. Cash received from stock option exercises for the three months ended September 30, 2010 and 2009 was $1,203 and $29, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2010 and 2009 was $52 and $52, respectively.
During the nine months ended September 30, 2010 and 2009, the total intrinsic value of stock options exercised was $2,760 and $74, respectively. Cash received from stock option exercises for the nine months ended September 30, 2010 and 2009 was $1,453 and $82, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2010 and 2009 was $426 and $488, respectively.
Restricted Stock Awards — Net income for the three months ended September 30, 2010 and 2009 includes $197 and $261, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. Net income (loss) for the nine months ended September 30, 2010 and 2009 includes $978 and $791, respectively, of pre-tax compensation costs related to outstanding restricted stock awards. All of the restricted stock award compensation expense during the three and nine months ended September 30, 2010 and 2009 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of restricted stock award activity for the nine months ended September 30, 2010 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2009	561	$10.36
Granted	21	9.56
Vested	(95)	7.27
Forfeited	—	—

Balance, September 30, 2010	487	$10.93

A summary of restricted stock award activity for the nine months ended September 30, 2009 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2008	628	$12.06
Granted	43	4.65
Vested	(90)	10.86
Forfeited	(6)	8.50

Balance, September 30, 2009	575	$11.73

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
The fair value of the cliff vesting restricted shares is being amortized on a straight-line basis over the vesting period. The fair value of the performance vesting shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At September 30, 2010, the balance of unrecognized compensation cost related to unvested restricted shares was $2,582, which, assuming all future performance criteria will be met, will be recognized over a weighted average period of approximately 1.75 years.

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
We estimate that from time to time we have performance issues related to component parts which have a cost basis of approximately 5-20% of our estimated annual revenues, although not necessarily limited to this amount, which are installed in equipment we own and have sold to various customers across our business lines, and additional performance issues could arise in the future. In addition, the failure or inadequate performance of these components pose potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues for projects in process or future projects, reduced revenues for recurring revenue contracts dependent on the performance of the affected equipment, additional expenses and capital cost to repair or replace the affected equipment, inventory write-offs for defective components held in inventory, asset write-offs for company-owned systems which have been deployed, the cancellation or deferral of contracts by our customers, or claims made by our customers for damages as a result of performance issues. As of the date of this report, we have experienced performance issues with two types of component parts, in particular, which we are working to resolve: 1) an instance of a supplier of a substantial distributed generation system component that has indicated it’s warranty does not cover performance issues related to a different component from another supplier which has been incorporated into many of the distributed generation systems deployed for our customers, and

2) generators from a certain supplier which have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these instances, we are actively working to assess and correct the performance issues, and when possible, we have sought the assistance of the suppliers in resolving these issues. Given that we are in the process of assessing and addressing these performance issues, the uncertainty regarding the assistance we may or may not receive from our suppliers, our track record of repairing many of these types of issues as well as the inherent uncertainty in addressing technical issues specifically and disputes generally, as of the date of this report we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, at this time we have not recorded any adjustment to our warranty reserve for these particular performance issues as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.
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
10. Income Taxes
The tax provision recorded at September 30, 2010 is our best estimate of our tax expense taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards and valuation allowance.
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

	Three Months Ended September 30, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$26,316	$5,090	$—	$31,406
Cost of sales	16,753	3,727	—	20,480

Gross profit	9,563	1,363	—	10,926

Operating expenses:
General and administrative	7,326	386	1,056	8,768
Selling, marketing and service	1,383	120	—	1,503
Depreciation and amortization	737	94	1	832

Total operating expenses	9,446	600	1,057	11,103

Operating income (loss)	117	763	(1,057)	(177)
Other income and (expenses):
Equity income	—	598	—	598
Management fees	—	136	—	136
Interest income and other income	—	6	24	30
Interest expense	(111)	—	(66)	(177)

Income (loss) before income taxes	$6	$1,503	$(1,099)	$410

Total capital expenditures	$1,291	$85	$0	$1,376

Total investment in unconsolidated affiliate	$0	$4,129	$0	$4,129

Total goodwill	$7,970	$5,231	$0	$13,201

Total assets	$97,865	$16,857	$8,903	$123,625

	Three Months Ended September 30, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$23,579	$4,142	$—	$27,721
Cost of sales	14,316	3,153	—	17,469

Gross profit	9,263	989	—	10,252

Operating expenses:
General and administrative	4,802	454	1,143	6,399
Selling, marketing and service	981	16	—	997
Depreciation and amortization	564	92	1	657

Total operating expenses	6,347	562	1,144	8,053

Operating income (loss)	2,916	427	(1,144)	2,199
Other income and (expenses):
Equity income	—	429	—	429
Management fees	—	106	—	106
Interest income and other income	—	—	36	36
Interest expense	(75)	—	(69)	(144)

Income (loss) before income taxes	$2,841	$962	$(1,177)	$2,626

Total capital expenditures	$804	$94	$0	$898

Total investment in unconsolidated affiliate	$0	$3,739	$0	$3,739

Total goodwill	$2,025	$5,231	$0	$7,256

Total assets	$79,965	$15,959	$13,138	$109,062

	Nine Months Ended September 30, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$76,509	$13,885	$—	$90,394
Cost of sales	47,793	10,247	—	58,040

Gross profit	28,716	3,638	—	32,354

Operating expenses:
General and administrative	19,722	1,620	3,759	25,101
Selling, marketing and service	3,777	166	—	3,943
Depreciation and amortization	1,952	276	4	2,232

Total operating expenses	25,451	2,062	3,763	31,276

Operating income (loss)	3,265	1,576	(3,763)	1,078

Other income and (expenses):
Equity income	—	2,435	—	2,435
Management fees	—	432	—	432
Interest income and other income	—	8	78	86
Interest expense	(248)	—	(209)	(457)

Income (loss) before income taxes	$3,017	$4,451	$(3,894)	$3,574

Total capital expenditures	$4,212	$155	$1	$4,368

	Nine Months Ended September 30, 2009
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$59,465	$13,111	$—	$72,576
Cost of sales	38,386	9,809	—	48,195

Gross profit	21,079	3,302	—	24,381

Operating expenses:
General and administrative	13,589	1,469	3,453	18,511
Selling, marketing and service	2,764	33	—	2,797
Depreciation and amortization	1,501	257	4	1,762

Total operating expenses	17,854	1,759	3,457	23,070

Operating income (loss)	3,225	1,543	(3,457)	1,311
Other income and (expenses):
Equity income	—	1,307	—	1,307
Management fees	—	309	—	309
Interest income and other income	3	—	124	127
Interest expense	(260)	—	(203)	(463)

Income (loss) before income taxes	$2,968	$3,159	$(3,536)	$2,591

Total capital expenditures	$2,270	$374	$0	$2,644

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of our consolidated results of operations for the three and nine month period ended September 30, 2010, which we refer to as the third quarter 2010 and nine month period 2010, respectively, and the three and nine month period ended September 30, 2009, which we refer to as the third quarter 2009 and nine month period 2009, respectively, and of our consolidated financial condition as of September 30, 2010 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
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
Our Energy Efficiency area is focused on providing energy solutions to commercial, institutional, and industrial customers that deliver strong returns on investment by reducing energy costs, improving their operations, and benefiting the environment. Our primary business in this area is our EfficientLights business, and our primary product is our EfficientLights LED-based lights that reduce the energy and maintenance costs for refrigerated cases and walk-in coolers in grocery, drug, and convenience stores. Additionally, we are in the process of developing other LED-based lighting products, including additional in-store retail lighting, and LED-based parking lot lights, street lights and security lights. In April 2010, we added IES to this area in order to accelerate the expansion of new LED lighting products and to capitalize on the growing marketplace for LED lighting. IES will design and manufacture new LED-based lighting products, including turn-key product development, design and manufacturing of solid state LED-based lights and their components, including power drivers, light engines, and thermal management solutions. Our other business in this area is our EnergyLite business, which designs and installs cost-effective energy improvement systems for general lighting, building controls and other facility upgrades.
We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. From time-to-time we will also provide installation services, although that is not a significant portion of our business. We will also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geographic scope. We also sell our LED lights to, and through, original equipment manufacturers, or OEMs, of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, including our LED-based parking lot lights and street lights, we expect to employ a similar business model, although for the street light our customers will likely include utilities, municipalities, and broad categories of retailers.
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
Recent Developments
On October 20, 2010, we announced that our PowerSecure subsidiary had been awarded $18.0 million of new orders for its Interactive Distributed Generation® smart grid power systems (IDG® systems), and utility infrastructure projects. These awards include several large projects the Company will complete for institutional and industrial customers on behalf of top U.S. investor-owned electric utilities. The investments are being made to provide efficient electrical capacity for peak power periods, increase backup power resources, and upgrade electrical systems. $14.0 million of new business is for IDG Systems, and $4.0 million is for utility infrastructure projects. Of the $14.0 million of IDG System revenue, $13.0 million is for project-based business and $1.0 million is for recurring revenue contracts. The project-based IDG Systems and the Utility Infrastructure projects are expected to be completed, and revenue recognized, primarily during the first half of 2011. The IDG Systems for the $1 million of recurring revenue contracts are also expected to be installed during the first half of 2011, with associated revenues recognized over a five year period.
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
Due primarily to an increase in revenues in our PowerSecure subsidiary, our consolidated revenues during the third quarter 2010 increased by $3.7 million, representing a 13.3% increase compared to our third quarter 2009 consolidated revenues. The primary drivers of this third quarter year-over-year revenue increase were a 29.4% increase in revenues from our Interactive Distributed Generation products, a 37.9% increase in revenues from our Utility Infrastructure products and services, and a 22.9% increase in revenues from our Energy Services business, partially offset by a 23.9% decrease in revenues from our Energy Efficiency business. Additionally, our third quarter gross margin as a percentage of revenue was 34.8%, 2.2 percentage points lower than the third quarter of 2009, due a favorable mix of projects completed in our Interactive Distributed Generation and Utility Infrastructure businesses in the third quarter of 2009 compared to the third quarter of 2010. During the first half of 2010, we made investments to support new and future business growth, including technology, personnel, equipment, facilities, and new product development. Additionally, our operating expenses increased due to increases in selling expense due to higher revenue, increases in compensation expense, and increases in depreciation from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the third quarter 2010 increased by $3.1 million, or 37.9%, compared to our third quarter 2009. We expect our operating expenses to remain consistent with our third quarter 2010 levels in the near-term as we continue to support and invest in the growth of our business. Over the long-term, we expect our operating expenses to further increase as we continue to invest in and support our anticipated long-term growth. As a result of higher oil prices and stabilizing conditions in the natural gas markets, our third quarter 2010 management fees and equity income from the WaterSecure operations increased by a combined $0.2 million compared to the third quarter 2009. In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders was $0.5 million during the third quarter 2010, as compared to $1.7 million during the third quarter 2009.

Due to an increase in revenues in our PowerSecure subsidiary, our consolidated revenues during the nine month period 2010 increased by $17.8 million, representing a 24.6% increase compared to our nine month period 2009 consolidated revenues. The primary drivers of this nine month period year-over-year revenue increase were a 42.5% increase in revenues from our Interactive Distributed Generation products, a 7.7% increase in revenues from our Energy Efficiency business, and a 23.5% increase in revenues from our Utility Infrastructure products and services. In addition, our Energy Services segment revenues also increased, as our Southern Flow revenues increased by 5.9% on a year-over-year basis. Our gross margin as a percentage of revenue was 35.8% for the first nine months of 2010, 2.2 percentage points higher than the first nine months of 2009. This was primarily due a favorable mix of projects completed in our Interactive Distributed Generation and Utility Infrastructure businesses during the first six months of 2010 compared to the six months of 2009. During the first nine months of 2010, we made investments to support new and anticipated future business growth, including technology, personnel, equipment, facilities, and new product development. Additionally, our operating expenses increased due to increases in selling expense due to higher revenue, increases in compensation expense, and increases in depreciation from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the nine month period 2010 increased by $8.2 million, or 35.6%, compared to our nine month period 2009. As a result of higher oil prices and stabilizing conditions in the natural gas markets, our nine month period 2010 management fees and equity income from the WaterSecure operations increased by a combined $1.3 million compared to the nine month period 2009. In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders was $3.0 million in the nine month period 2010, as compared to net income attributable to PowerSecure International, Inc. common stockholders of $1.2 million in the nine month period 2009.
As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2009 or our quarter ended September 30, 2010, will be indicative of our future results, especially in light of the current significant downturn in the economy and crisis negatively affecting the credit and capital markets.
Backlog
At November 4, 2010, our revenue backlog expected to be recognized after September 30, 2010 is $138 million. This includes revenue related to the new business announcements made by us on October 20, 2010, and compares to the $127 million of revenue backlog we reported on August 5, 2010 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed, and “recurring revenues” expected to be recognized over the life of the contracts:
Revenue Backlog to be recognized after September 30, 2010

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue — Near term	$42 Million	4Q10 through 2Q11
Project-based Revenue — Long term	$35 Million	3Q11 through 2Q13
Recurring Revenue	$61 Million	4Q10 through 2019

Revenue Backlog to be recognized after September 30, 2010	$138 Million

Note:	Anticipated revenue and estimated primary recognition periods are subject to risks and uncertanities as indicated in the “Cautionary Note Regarding Forward-Looking Statements”, above. Consistent with past practice, these figures are not intended to constitute the Company’s total revenue over the indicated time periods, as the Company has additional, regular on-going revenues. Examples of additional, regular recurring revenues include revenues from the Company’s Southern Flow business, engineering fees, and service revenue, among others. Numbers may not add due to rounding.
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
Results of Operations
Third Quarter 2010 Compared to Third Quarter 2009
Revenues
Our segment revenues are generated entirely by sales and services provided by our PowerSecure subsidiary (which constitutes our Energy and Smart Grid Solutions segment) and our Southern Flow subsidiary (which constitutes our Energy Services segment). The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

	Quarter Ended,		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$26,316	$23,579	$2,737	11.6%
Energy Services	5,090	4,142	948	22.9%

Total	$31,406	$27,721	$3,685	13.3%

Our consolidated revenues for the third quarter 2010 increased $3.7 million, or 13.3%, compared to the third quarter 2009 due primarily to an increase in our Energy and Smart Grid Solutions segment revenues, together with a smaller increase in sales and service revenues of our Energy Services segment.
Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $2.7 million, or 11.6%, during the third quarter 2010 compared to the third quarter 2009. The increase in those revenues in the third quarter 2010 over the third quarter 2009 was primarily attributable to a 29.4% increase in revenues from our Interactive Distributed Generation products, a 37.9% increase in revenues from our Utility Infrastructure products and services, partially offset by a 23.9% decrease in revenues from our Energy Efficiency business. The overall increase was brought about by gradual improvements in economic conditions and increased business investment spending by customers and potential customers.
The future level of our Energy and Smart Grid Solutions segment revenues will depend on the timing and degree of the recovery of the economy, the health of the credit markets and the return to higher levels of customer spending for capital improvements and energy efficiency, as well as our ability to secure new significant purchase orders. The level and timing of our future revenues will also be affected by the amount and proportion of revenues coming from Interactive Distributed Generation system recurring revenue projects, which results in revenue being recognized over a longer period compared to project-based sales.
Our Energy Services segment sales and service revenue increased 22.9% during the third quarter 2010, as compared to the third quarter 2009, due to an increase in equipment sales together with an increase in field and service related revenues. We expect that relatively low natural gas prices will moderate the growth of our Energy Services segment in the near-term. In addition, our Energy Services revenues are significantly affected by severe weather conditions, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.

Gross Profit and Gross Profit Margins
Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$16,753	$14,316	$2,437	17.0%
Energy Services	3,727	3,153	574	18.2%

Total	$20,480	$17,469	$3,011	17.2%

Segment Gross Profit:
Energy and Smart Grid Solutions	$9,563	$9,263	$300	3.2%
Energy Services	1,363	989	374	37.8%

Total	$10,926	$10,252	$674	6.6%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	36.3%	39.3%
Energy Services	26.8%	23.9%
Total	34.8%	37.0%
Costs of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 17.2% increase in our consolidated cost of sales and services for the third quarter 2010, compared to the third quarter 2009, was attributable almost entirely to the costs associated with the 13.3% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.
The 17.0% increase in our Energy and Smart Grid Solutions segment cost of sales and services in the third quarter 2010 was driven by a 11.6% increase in our Energy and Smart Grid Solutions segment sales and services revenue, together with the factors discussed below leading to the decrease in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit increased $0.3 million, or 3.2%, in the third quarter 2010 compared to the third quarter 2009. As a percentage of revenue, our Energy and Smart Grid Solutions segment gross profit margin decreased by 3.0 percentage points in the third quarter 2010 over the third quarter 2009, to 36.3%. This decrease in gross profit margin was driven primarily by a favorable mix of higher margin projects completed during the third quarter of 2009 compared to the third quarter of 2010 in our Interactive Distributed Generation and Utility Infrastructure businesses.
The 18.2% increase in our Energy Services segment costs of sales and services in the third quarter 2010 is primarily the result of the costs associated with the 22.9% increase in its sales and service revenues. Our Energy Services segment gross profit margin increased to 26.8% for the third quarter 2010, compared to 23.9% during the third quarter 2009, which improvement was due to an increase in the efficiency and utilization levels of our field staff due to higher volumes of revenue during the third quarter 2010 compared to the third quarter 2009.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	The absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;
•	Our ability to improve our operating efficiency and benefit from economies of scale;
•	The mix of higher and lower margin projects, products and services;
•	Our ability to manage our materials and labor costs;
•	The costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, as well as their operating performance;
•	The geographic density of our projects;
•	The selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;
•	The price of oil and natural gas, the financial health of our customer base, and the level of new oil and natural gas production activity in our operating geography;
•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful; and
•	Other factors described below under “—Fluctuations.”
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
Operating Expenses
Our operating expenses include general and administrative expense, selling, marketing and service expense, and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Consolidated Operating Expenses:
General and administrative	$8,768	$6,399	$2,369	37.0%
Selling, marketing and service	1,503	997	506	50.8%
Depreciation and amortization	832	657	175	26.6%

Total	$11,103	$8,053	$3,050	37.9%

Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the first half of 2010, we expanded our investment in personnel driven by increasing levels of revenue, and investments for new business opportunities. This increased investment is reflected in our third quarter 2010 results. Additionally, our stock compensation, bonuses and commissions increased compared to the prior year period due to our improved revenue and profit results. By contrast, in 2009, as a result of weak economic conditions, we took actions to reduce our personnel and our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. In 2010 and beyond, we expect to continue to make investments designed to support and drive our future business growth, subject to the general economic conditions continuing to demonstrate sustained improvement and our positive expectations regarding our future growth opportunities.
General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions. The 37.0% increase in our consolidated general and administrative expenses in the third quarter 2010, as compared to the third quarter 2009, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$4,195	$3,054	$1,141	37.4%
Vehicle lease and rental	1,065	545	520	95.4%
Insurance	416	265	151	57.0%
Rent-office and equipment	248	209	39	18.7%
Professional fees and consulting	241	169	72	42.6%
Development costs	151	18	133	738.9%
Travel	282	189	93	49.2%
Other	728	353	375	106.2%

Energy Services	386	454	(68)	-15.0%

Unallocated Corporate Costs	1,056	1,143	(87)	-7.6%

Total	$8,768	$6,399	$2,369	37.0%

The increase in our Energy and Smart Grid Solutions segment personnel costs during the third quarter 2010, as compared to the third quarter 2009, was due to staffing increases to support growth at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, insurance, professional and consulting fees, travel and other expenses similarly increased to support our current growth and expectations regarding future growth. We expect our Energy and Smart Grid Solutions general and administrative expenses to remain consistent with our third quarter 2010 levels in the near-term as we continue to support the near-term growth of our business. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support our long-term growth.
Our Energy Services segment general and administrative expenses include similar personnel and related overhead costs incurred for the support and administrative functions of our Energy Services segment. The decrease in our Energy Services segment general and administrative expense during the third quarter 2010, as compared to the third quarter 2009, was driven by cost reduction measures taken at our Southern Flow business. We expect general and administrative expenses at our Energy Services segment to increase over the near-term as we take actions intended to stimulate growth in this segment. Over the long-term, we expect anticipated growth initiatives at our Southern Flow subsidiary will increase its revenue growth and expand its markets and business opportunities, and this will likely result in increased general and administrative expenses in the future.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. Overall, these costs decreased during the third quarter 2010 as compared to the third quarter 2009 due to a reduction in incentive compensation costs and insurance costs.
Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs. The 50.8% increase in selling, marketing and service expenses in the third quarter 2010, as compared to the third quarter 2009, was due to increases in sales compensation expense driven by the current period increases in revenues as well as increases in advertising, promotion, and travel to stimulate revenue growth and respond to an increasing level of sales opportunities at our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$620	$463	$157	33.9%
Commission	275	271	4	1.5%
Travel	228	136	92	67.6%
Advertising and promotion	146	92	54	58.7%
Bad debt expense (recovery)	114	19	95	500.0%

Energy Services	120	16	104	650.0%

Total	$1,503	$997	$506	50.8%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth. In the future, we also expect our near-term Energy Services segment selling, marketing and services expense to grow as we invest to stimulate growth in this segment.
Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 26.6% increase in depreciation and amortization expenses in the third quarter 2010, as compared to the third quarter 2009, primarily reflects depreciation and amortization of capital investments at our Energy and Smart Grid Solutions segment throughout 2009 and early 2010. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Other Income and Expenses
Our other income and expenses include equity income and management fees earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, along with interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$—	$—	nm
Interest expense	(111)	(75)	(36)	-48.0%

Segment total	(111)	(75)	(36)

Energy Services:
Equity income	598	429	169	39.4%
Management fees	136	106	30	28.3%
Interest income and other income	6	—	6	nm

Segment total	740	535	205

Unallocated Corporate:
Interest income and other income	24	36	(12)	-33.3%
Interest expense	(66)	(69)	3	4.3%
Income tax benefit (provision)	(52)	(423)	371	87.7%

Segment total	(94)	(456)	362

Total	$535	$4	$531

Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. During the third quarter 2010, our equity income increased by $0.2 million, or 39.4%, over the third quarter 2009. The performance of the WaterSecure operations, and our related equity income, was favorably affected by stabilizing conditions in the natural gas markets and increases in oil prices in the third quarter 2010 compared to the third quarter 2009.
Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Stabilizing conditions in the natural gas markets and increases in oil prices in the third quarter 2010 compared to the third quarter 2009 have positively affected the revenues of the WaterSecure operations in 2010. As a direct result, our Energy Services segment management fees increased in the third quarter 2010 by 28.3% compared to the third quarter 2009.
Interest Income and Other Income. Interest income and other income for each segments consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased by $6 during the third quarter 2010, as compared to the third quarter 2009. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the third quarter 2010 compared to the third quarter 2009. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest expense increased by $33 during the third quarter 2010, as compared to the third quarter 2009. The increase in our Energy and Smart Grid Solutions segment interest expense reflects the cost associated with borrowings under our credit facility during the third quarter 2010 for which there were no similar borrowings in the third quarter 2009. We expect our future interest expense to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
Income Taxes. Historically, our federal income tax expense has been modest, generally limited to federal alternative minimum tax, because of our consolidated net operating losses in prior years that were used to offset taxable income in current years. Our income tax provision includes the effects of changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, federal alternative minimum tax, and expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. The decrease in our third quarter 2010 income tax provision compared to our the third quarter 2009 income tax provision was due to the decrease in our net income in the third quarter 2010 compared to the third quarter 2009, and the resulting decreases in both our federal alternative minimum tax and state income tax.
Noncontrolling Interest. Until April 30, 2010, we owned the controlling, but not the entire, interest in EfficientLights at which time we acquired the noncontrolling member’s interest in EfficientLights. Also, on April 1, 2010, we acquired a controlling, but not the entire, interest in IES. The financial results of EfficientLights and IES are consolidated into our financial results, and the noncontrolling members’ 33% interest in the income (loss) of EfficientLights (until April 30, 2010) and IES (commencing April 1, 2010) is reflected as an adjustment to net income to derive net income attributable to PowerSecure International, Inc. shareholders in our consolidated statement of operations. The reduction in our net income for these noncontrolling interests decreased by $0.7 million in the third quarter 2010 compared to the third quarter 2009 as a result of start up and development expenses of IES which resulted in a loss from those operations during the third quarter 2010. After the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010, there is no further noncontrolling interest in EfficientLights reduction to net income attributable to PowerSecure shareholders, although there will continue to be reductions or additions to net income attributable to PowerSecure shareholders for the noncontrolling members’ interest in IES. Accordingly, period to period comparisons of the aggregate amount of noncontrolling interests are not necessarily comparable.

Nine Month Period 2010 Compared to Nine Month Period 2009
Revenues
The following table summarizes our segment revenues for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Segment Revenues:
Energy and Smart Grid Solutions	$76,509	$59,465	$17,044	28.7%
Energy Services	13,885	13,111	774	5.9%

Total	$90,394	$72,576	$17,818	24.6%

Our consolidated revenues for the nine month period 2010 increased $17.8 million, or 24.6%, compared to the nine month period 2009 due primarily to an increase in our Energy and Smart Grid Solutions segment revenues, together with a small increase in sales and service revenues of our Energy Services segment.
Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $17.0 million, or 28.7%, during the nine month period 2010 compared to the nine month period 2009. The increase in those revenues in the nine month period 2010 over the nine month period 2009 was primarily attributable to a 42.5% increase in revenues from our Interactive Distributed Generation products, a 7.7% increase in revenues from our Energy Efficiency business, and a 23.5% increase in revenues from our Utility Infrastructure products and services brought about with gradual improvements in economic conditions and increased business investment spending by customers and potential customers.
Our Energy Services segment sales and service revenue increased 5.9%, during the nine month period 2010, as compared to the nine month period 2009, due to a $0.9 million increase in equipment sales, partially offset by a $0.1 million decrease in field and service related revenues. Our Energy Services segment revenues will continue to be affected by conditions in the natural gas markets in the future. In addition, our Energy Services revenues can be significantly affected by severe weather conditions in the Gulf of Mexico, the extent of which is unpredictable for any particular period. See “—Fluctuations” below.

Gross Profit and Gross Profit Margins
The following tables summarizes our segment costs of sales along with our segment gross profits and gross profit margins for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Segment Cost of Sales and Services:
Energy and Smart Grid Solutions	$47,793	$38,386	$9,407	24.5%
Energy Services	10,247	9,809	438	4.5%

Total	$58,040	$48,195	$9,845	20.4%

Segment Gross Profit:
Energy and Smart Grid Solutions	$28,716	$21,079	$7,637	36.2%
Energy Services	3,638	3,302	336	10.2%

Total	$32,354	$24,381	$7,973	32.7%

Segment Gross Profit Margins:
Energy and Smart Grid Solutions	37.5%	35.4%
Energy Services	26.2%	25.2%
Total	35.8%	33.6%
The 20.4% increase in our consolidated cost of sales and services for the nine month period 2010, compared to the nine month period 2009, was attributable almost entirely to the costs associated with the 24.6% increase in sales, partially offset by the factors discussed below leading to the improvement in our gross profit margin.
The 24.5% increase in our Energy and Smart Grid Solutions segment cost of sales and services in the nine month period 2010 was driven by a 28.7% increase in our Energy and Smart Grid Solutions segment sales and services revenue, partially offset by the factors discussed below leading to the improvement in our Energy and Smart Grid Solutions segment gross profit margin. Our Energy and Smart Grid Solutions segment gross profit increased $7.6 million, or 36.2%, in the nine month period 2010, compared to the nine month period 2009. As a percentage of revenue, our Energy and Smart Grid Solutions segment gross profit margin increased by 2.1 percentage points in the nine month period 2010 over the nine month period 2009, to 37.5%. This increase in gross profit margin was driven by a favorable mix of higher margin projects completed during the first half of 2010 compared to the first half of 2009 in our Interactive Distributed Generation and Utility Infrastructure businesses, as well as favorable cost of sales resulting from a focus on project cost management. Given that several projects with high gross profit margins were nearing completion or were completed in the first six months of 2010 which impacted our nine month period results, it is likely that gross profit margins for this segment will be lower in the near-term compared to the nine month period 2010. In the long-term, however, we expect that gross profit margins for this segment will increase because of greater efficiencies, improvements in technology and because of a growth in our higher-margin recurring revenue projects.
The 4.5% increase in our Energy Services segment costs of sales and services in the nine month period 2010 is primarily the result of the costs associated with the 5.9% increase in its sales and service revenues. Our Energy Services segment gross profit margin increased to 26.2% for the nine month period 2010, compared to 25.2% during the nine month period 2009, which is within the range of normal fluctuations for this segment.

Operating Expenses
The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%

Consolidated Operating Expenses:
General and administrative	$25,101	$18,511	$6,590	35.6%
Selling, marketing and service	3,943	2,797	1,146	41.0%
Depreciation and amortization	2,232	1,762	470	26.7%

Total	$31,276	$23,070	$8,206	35.6%

During the nine month period 2010, we expanded our investment in personnel, equipment, technology, and new product development driven by increasing levels of revenue and new business opportunities. By contrast, in 2009, as a result of weak economic conditions, we took actions to reduce our operating expenses. These measures included staff reductions and compensation measures such as reductions in certain bonus plans and other employee incentives, and other sales and general and administrative spending reductions. In 2010 and beyond, if economic conditions continue to improve, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.
General and Administrative Expenses. The 35.6% increase in our consolidated general and administrative expenses in the nine month period 2010, as compared to the nine month period 2009, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$11,561	$8,748	$2,813	32.2%
Vehicle lease and rental	2,586	1,318	1,268	96.2%
Insurance	1,120	806	314	39.0%
Rent-office and equipment	682	570	112	19.6%
Professional fees and consulting	689	314	375	119.4%
Development costs	235	104	131	126.0%
Travel	822	544	278	51.1%
Other	2,027	1,185	842	71.1%

Energy Services	1,620	1,469	151	10.3%

Unallocated Corporate Costs	3,759	3,453	306	8.9%

Total	$25,101	$18,511	$6,590	35.6%

The increase in our Energy and Smart Grid Solutions segment personnel costs during the nine month period 2010, as compared to the nine month period 2009, was due to staffing increases to support growth at our PowerSecure subsidiary. Other general and administrative expenses including vehicle lease and rental, insurance, professional and consulting fees, travel and other expenses similarly increased to support our current growth and future growth opportunities. We expect our Energy and Smart Grid Solutions general and administrative expenses to increase somewhat from our nine month period 2010 levels in the near-term as we continue to support the near-term growth of our business. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support long-term growth.
The increase in our Energy Services segment general and administrative expense during the nine month period 2010, as compared to the nine month period 2009 was due to restructuring and severance costs incurred earlier in 2010, partially offset by the continuing favorable effect of actions taken in mid-2009 to control our costs and reduce our operating expenses as a result of weak economic conditions and relatively low natural gas prices. We expect general and administrative expenses at our Energy Services segment to increase moderately over the near-term as we take actions to stimulate growth in this segment. Over the long-term, we expect anticipated growth initiatives at our Southern Flow subsidiary will increase its revenue growth and expand its markets and business opportunities and will likely also result in increased general and administrative expenses in the future.
The increase in unallocated corporate costs during the nine month period 2010 as compared to the nine month period 2009 was due to increased personnel costs, incentive compensation costs and public company reporting costs.
Selling, Marketing and Service Expenses. The 41.0% increase in selling, marketing and service expenses in the nine month period 2010, as compared to the nine month period 2009, was due to increases in sales compensation expense driven by the current period increases in revenues as well as increases in advertising, promotion, and travel to stimulate revenue growth and respond to an increasing level of sales opportunities at our Energy and Smart Grid Solutions segment, as well as our Energy Services segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$1,703	$1,368	$335	24.5%
Commission	870	770	100	13.0%
Travel	575	392	183	46.7%
Advertising and promotion	439	208	231	111.1%
Bad debt expense (recovery)	190	26	164	630.8%

Energy Services	166	33	133	403.0%

Total	$3,943	$2,797	$1,146	41.0%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment and Energy Services segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 26.7% increase in depreciation and amortization expenses in the nine month period 2010, as compared to the nine month period 2009, primarily reflects depreciation and amortization of capital investments at our Energy and Smart Grid Solutions segment throughout 2010 and late 2009. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.
Other Income and Expenses
The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2010	2009	$	%

Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$3	$(3)	-100.0%
Interest expense	(248)	(260)	12	4.6%

Segment total	(248)	(257)	9

Energy Services:
Equity income	2,435	1,307	1,128	86.3%
Management fees	432	309	123	39.8%
Interest income and other income	8	—	8	nm

Segment total	2,875	1,616	1,259

Unallocated Corporate:
Interest income and other income	78	124	(46)	-37.1%
Interest expense	(209)	(203)	(6)	-3.0%
Income tax benefit (provision)	(528)	(473)	(55)	-11.6%

Segment total	(659)	(552)	(107)

Total	$1,968	$807	$1,161

Equity Income. During the nine month period 2010, our equity income increased by $1.1 million, or 86.3%, over the nine month period 2009. The performance of the WaterSecure operations, and our related equity income, was favorably affected by stabilizing conditions in the natural gas markets and increases in oil prices in the nine month period 2010 compared to the nine month period 2009.
Management Fees. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Stabilizing conditions in the natural gas markets and increases in oil prices in the nine month period 2010 compared to the nine month period 2009, have positively affected the revenues of the WaterSecure operations in 2010. As a direct result, our Energy Services segment management fees increased in the nine month period 2010 by 39.8% compared to the nine month period 2009.

Interest Income and Other Income. In total, interest income and other income decreased by $41 during the nine month period 2010, as compared to the nine month period 2009. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the nine month period 2010 compared to the nine month period 2009. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
Interest Expense. In total, interest expense decreased by $6 during the nine month period 2010, as compared to the nine month period 2009. The decrease in our Energy and Smart Grid Solutions segment interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the preceding year, partially offset by increased interest expense associated with interest on borrowings under our credit facility in the third quarter 2010. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
Income Taxes. The increase in our nine month period 2010 income tax provision compared to our the nine month period 2009 income tax provision was due to the increase in our net income in the nine month period 2010 compared to the nine month period 2009, and the resulting increases in both our federal alternative minimum tax and state income tax.
Noncontrolling Interest. The reduction for the noncontrolling interest in the income (loss) of EfficientLights and IES decreased by $0.9 million in the nine month period 2010 compared to the nine month period 2009 as a result of start up and development expenses of IES, which we acquired on April 1, 2010, which resulted in a loss from those operations during the nine month period 2010, but which loss was only partially offset by income related to the EfficientLights noncontrolling interest prior to our acquisition of those noncontrolling interests on April 30, 2010.
Fluctuations
Our revenues, expenses, margins, net income, cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the effects of general economic conditions, including the recent significant downturn in the economy and financial crisis in the capital and credit markets, and the continuing potential of on-going and future economic and market challenges negatively impacting our business and our revenues and profit, including the negative impact these conditions will have on the timing of and amounts of orders from our customers, and on our access to capital to finance our business;
•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increasing revenues from recurring revenue projects will require significant up-front capital expenditures and will protract revenue and profit recognition, while increasing our gross margins over the long-term, as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales, in order to maintain current profits, cash flow, and to satisfy our financial covenants in our debt facilities and successfully finance the recurring portion of our business model;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices;
•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with ownership of the systems;
•	our ability to access significant capital resources on a timely basis in order to fulfill large customer orders and finance capital required for recurring revenue projects;
•	our ability to implement our business plans and strategies and the timing of such implementation;
•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets;
•	the timing, pricing and market acceptance of our new products and services;
•	changes in our pricing policies and those of our competitors;
•	variations in the length of our sales cycle and product and service delivery and construction process;
•	changes in the mix of projects, products and services having differing margins;
•	changes in our operating expenses, including prices for materials, labor, and other components of our products and services, warranty expense, fuel prices (including diesel, natural gas, and gasoline, among others) and our ability to hedge our fuel cost, exchange rates, as well as unforeseen or unanticipated expenses;
•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;
•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers and the potential effect on our results of operations;
•	the life cycles of our products and services, and competitive alternatives in the marketplace;
•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and the difficult capital markets and their impact on capital projects and other spending items;
•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;
•	the development and maintenance of business relationships and on-going sales with strategic partners, including utilities and large customers, and our ability to continue to expand our customer base in each of our business areas due to being dependent on a relatively small number of customers;
•	economic conditions in the energy industry, especially in the natural gas and electricity sectors including the effect of changes in energy prices and electricity pricing and utility tariffs;
•	changes in the prices charged by our suppliers;
•	the effects of governmental regulations and regulatory changes in our markets;

•	the effects of litigation, claims and other proceedings; and
•	our ability to make and obtain the expected benefits from acquisitions of technology or businesses, and the costs related to such acquisitions.
Because we have little or no control over most of these factors, our operating results are difficult to predict. Any adverse change in any of these factors can negatively affect our business and results of operations.
Our revenues and other operating results are heavily dependent upon the size and timing of customer orders, payments, and the timing of the completion of those projects. The timing of large individual sales, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues and because a high percentage of these are relatively fixed, a shortfall or delay in recognizing revenue could cause our operating results to vary significantly from quarter-to-quarter and could result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, it is unlikely that we will be able to reduce our expenses rapidly in response to the shortfall, which could result in us suffering significant operating losses or declines in profit margins in that quarter.
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
Working Capital
At September 30, 2010, we had working capital of $52.5 million, including $14.7 million in cash and cash equivalents, compared to working capital of $48.2 million, including $20.2 million in cash and cash equivalents at December 31, 2009. Changes in the components of our working capital from December 31, 2009 to September 30, 2010 and from December 31, 2008 to September 30, 2009 are explained in greater detail below. At September 30, 2010, we had $42.5 million of additional borrowing capacity (compared to $50.0 million available at December 31, 2009) from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as discussed below.

Cash Flows
The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009

Net cash flows used in operating activities	$(4,941)	$(8,756)
Net cash flows used in investing activities	(8,760)	(3,432)
Net cash provided by (used in) financing activities	8,200	(236)

Net decrease in cash and cash equivalents	$(5,501)	$(12,424)

Cash Used in Operating Activities
Cash used in operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses and equity income. Cash used in operating activities also include cash distributions from our unconsolidated affiliate, cash distributions to our noncontrolling shareholders, and the effect of changes in working capital and other activities.
Cash used in operating activities of $4.9 million for the nine month period 2010 included the effects of the following:
•	our net income of $3.0 million;
•	non-cash charges of $2.2 million in depreciation and amortization;
•	stock-based compensation expense of $1.3 million;
•	cash distributions to the noncontrolling member of EfficientLights of $0.9 million;
•	non-cash equity income from our WaterSecure operations of $2.4 million partially offset by cash distributions from those operations of $2.2 million;
•	an increase of $5.9 million in accounts receivable;
•	an increase of $2.2 million in inventories;
•	a decrease of $0.8 million in other assets and liabilities
•	an increase of $0.2 million of accounts payable;
•	a decrease of $2.9 million of accrued expenses; and
•	cash payments of $0.3 million on our restructuring obligations.
Cash used in operating activities of $8.8 million for the nine month period 2009 included the effects of the following:
•	our net income of $2.1 million;
•	non-cash charges of $1.8 million in depreciation and amortization;
•	non-cash stock-based compensation expense of $1.2 million;
•	cash distributions from our WaterSecure operations of $1.6 million partially offset by non-cash equity income from those operations of $1.3 million;
•	an increase of $4.8 million in accounts receivable;
•	an increase of $5.2 million in inventories;
•	a decrease of $1.0 million in other assets and liabilities;
•	a decrease of $0.5 million of accounts payable;
•	a decrease of $3.5 million of accrued expenses; and
•	cash payments of $1.1 million on our restructuring obligations.

Cash Used in Investing Activities
Cash used in investing activities was $8.8 million and $3.4 million for the nine month period 2010 and nine month period 2009, respectively. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the nine month period 2010, we used $4.4 million to acquire a 67% ownership interest in IES, $1.7 million to purchase and install equipment at our recurring revenue distributed generation sites and $2.7 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets. During the nine month period 2009, we used $1.5 million to purchase and install equipment at our recurring revenue distributed generation sites, $0.8 million to acquire inventory and equipment of Design Power International, Inc., and $1.1 million at our PowerSecure and Southern Flow subsidiaries principally to acquire operational assets.
Cash Used in Financing Activities
Cash provided by financing activities was $8.2 million in the nine month period 2010 and cash used in financing activities was $0.2 million in the nine month period 2009. During the nine month period 2010, we borrowed $7.5 million on our credit facility, we received $1.3 from the exercise of stock options and we used $0.6 million to repay our capital lease obligations. During the nine month period 2009, we used $0.5 million to repay our capital lease obligations and we received $0.3 million from the exercise of stock options and warrants.
Capital Spending
Our capital expenditures during the nine month period 2010 were approximately $4.4 million, of which we used $1.7 million to purchase and install equipment at our recurring revenue distributed generation sites, and $2.7 million to purchase equipment and other capital items at our PowerSecure and Southern Flow subsidiaries.
We anticipate making capital expenditures of approximately $6-8 million in 2010, although customer demand for our Interactive Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Energy and Smart Grid Solutions segment.
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
The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Our maximum leverage ratio cannot exceed 3.25. Our minimum fixed charge coverage ratio must be in excess of 1.50, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. Also, our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $42.8 million, plus 50% of our net income each year ending after December 31, 2007, with no reduction for any net loss in any year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At September 30, 2010, we were in compliance with these financial covenants.
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
Our maximum balance outstanding on the credit facility during the three and nine month periods ended September 30, 2010 was $10.0 million. The balance outstanding on the credit facility at September 30, 2010 was $7.5 million. The balance outstanding on the credit facility at November 4, 2010 is $5.0 million. At September 30, 2010, we had $42.5 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
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

Our capital lease obligations at September 30, 2010 and December 31, 2009 was $4.6 million and $5.2 million, respectively, and consist of our obligations under the equipment lease described above as well as various other miscellaneous lease obligations.
Restructuring Obligations. During 2007, we incurred restructuring charges for severance and associated costs related to certain organizational changes focused on accelerating our growth, and especially the growth of our Energy and Smart Grid Solutions segment. All of our restructuring obligations have been paid at September 30, 2010.
Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at September 30, 2010, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.
Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and in 2009 we entered into a non-compete agreement providing for on-going payments. At September 30, 2010, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.6 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of September 30, 2010, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2010	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$7,500	$—	$7,500	$—	$—
Capital lease obligations (2)	5,334	255	2,033	2,031	1,015
Operating leases	3,792	316	1,936	1,352	188
Deferred compensation (3)	2,661	—	—	—	2,661
Non-compete agreement	500	—	200	200	100
Series B preferred stock	104	104	—	—	—

Total	$19,891	$675	$11,669	$3,583	$3,964

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2010, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Off-Balance Sheet Arrangements
During the third quarter 2010, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
Liquidity
Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this item and Part II, “Item 1A. Risk Factors” below. Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Additionally, our existing revolving line of credit will need to be refinanced prior to its expiration on November 12, 2011. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current economic and financial crisis, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have not control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
We also continually evaluate opportunities to expand our current, or to develop new, products, services, technology and businesses that could increase our capital needs. In addition, from time to time we consider the acquisition of, or the investment in, complementary businesses, products, services and technology that might affect our liquidity requirements. We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the parent level or at the subsidiary level or both, from asset or business sales, from traditional credit financings or from other financing sources. In addition, we continually evaluate opportunities to improve our credit facilities, through increased credit availability, lower debt costs or other more favorable terms. However, our ability to obtain additional capital or replace or improve our credit facilities when needed or desired will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured. In addition, depending on how it is structured, a financing could require the consent of our current lending group. Even if we are able to raise additional capital, the terms of any financings could be adverse to the interests of our stockholders. For example, the terms of a debt financing could restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders. We cannot provide any assurance that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to those parties who must consent to the financing, including the refinancing of our existing revolving line of credit prior to its expiration on November 12, 2011. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and percentage of completion, fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellations costs associated with long term commitments, incentive compensation, investments, intangible assets, assets subject to disposal, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements.
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

Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets — In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the accounting for the transfers of financial assets. The new guidance, which is now part of FASB Accounting Standards Classification (“ASC”) 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.
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
Revenue Recognition — Milestone Method — In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.
Improving Disclosures about Fair Value Measurements — In January 2010, the FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. The adoption of the new guidance on January 1, 2010 had no effect on our financial position or results of operations or on our financial statement disclosures.

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
Software Elements in Revenue Arrangements — In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (Topic 985): Software. This update provides new standards that amend the scope of previous software revenue guidance by excluding non-software components of tangible products and certain software components of tangible products. These new standards are effective for our fiscal year beginning January 1, 2011; however, early adoption is permitted. We are currently evaluating the effect that this update may have on our financial position or results of operations or on our financial statement disclosures.
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
At September 30, 2010, our cash and cash equivalent balance was approximately $14.7 million and we had $7.5 million outstanding on our credit facility. Our cash equivalents are invested in either bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which have not materially changed as of the date of this report, except for the modification of the following risk factor, which updates and supersedes the similar risk factor in our Annual Report on Form 10-K:
The quality and performance of our products are, in part, dependent on the quality of their component parts that we obtain from various suppliers, as well as the specific design and purpose for which the parts are incorporated into our systems, which makes us susceptible to performance issues that arise from time to time that could materially and adversely affect our business, reputation and financial results.
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

We estimate that from time to time we have performance issues related to component parts which have a cost basis of approximately 5-20% of our estimated annual revenues, although not necessarily limited to this amount, which are installed in equipment we own and have sold to various customers across our business lines, and additional performance issues could arise in the future. In addition, the failure or inadequate performance of these components pose potential material and adverse effects on our business, operations, reputation and financial results, including reduced revenues for projects in process or future projects, reduced revenues for recurring revenue contracts dependent on the performance of the affected equipment, additional expenses and capital cost to repair or replace the affected equipment, inventory write-offs for defective components held in inventory, asset write-offs for company-owned systems which have been deployed, the cancellation or deferral of contracts by our customers, or claims made by our customers for damages as a result of performance issues. As of the date of this report, we have experienced performance issues with two types of component parts, in particular, which we are working to resolve: 1) an instance of a supplier of a substantial distributed generation system component that has indicated it’s warranty does not cover performance issues related to a different component from another supplier which has been incorporated into many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier which have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these instances, we are actively working to assess and correct the performance issues, and when possible, we have sought the assistance of the suppliers in resolving these issues. Given that we are in the process of assessing and addressing these performance issues, the uncertainty regarding the assistance we may or may not receive from our suppliers, our track record of repairing many of these types of issues as well as the inherent uncertainty in addressing technical issues specifically and disputes generally, as of the date of this report we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. Thus, there is no assurance that we will not be materially adversely affected by performance issues with key parts and components in our systems that arise from time to time. In addition, at this time we have not recorded any adjustment to our warranty reserve for these particular performance issues as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.
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

POWERSECURE INTERNATIONAL, INC.
Date: November 4, 2010	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary