Form 10-Q
period 2011-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2011-05-05
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2011, 18,832,544 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2011

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$14,890	$8,202
Trade receivables, net of allowance for doubtful accounts of $256 and $415, respectively	32,672	29,290
Assets of discontinued operations held for sale	—	12,183
Inventories	29,863	25,011
Current deferred income taxes	1,731	1,731
Prepaid expenses and other current assets	928	933

Total current assets	80,084	77,350

Property, plant and equipment:
Equipment	29,080	24,946
Furniture and fixtures	280	280
Land, building and improvements	5,735	5,720

Total property, plant and equipment, at cost	35,095	30,946
Less accumulated depreciation and amortization	6,481	5,899

Property, plant and equipment, net	28,614	25,047

Other assets:
Goodwill	7,970	7,970
Deferred income taxes, net of current portion	1,244	1,244
Restricted annuity contract	2,324	2,306
Intangible rights and capitalized software costs, net of accumulated amortization of $2,637 and $2,463, respectively	1,959	1,942
Investment in unconsolidated affiliate	4,732	4,346
Other assets	299	324

Total other assets	18,528	18,132

Total Assets	$127,226	$120,529

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,392	$8,438
Accrued and other liabilities	13,260	10,986
Liabilities of discontinued operations held for sale	—	1,411
Current income taxes payable	139	251
Current unrecognized tax benefit	954	954
Current portion of capital lease obligations	807	796

Total current liabilities	24,552	22,836

Long-term liabilites:
Revolving line of credit	5,000	5,000
Capital lease obligations, net of current portion	3,441	3,647
Unrecognized tax benefit	749	749
Deferred compensation	1,136	1,053

Total long-term liabilities	10,326	10,449

Commitments and contingencies (Notes 7 and 9)	—	—

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 18,807,044 and 18,701,614 shares issued and outstanding, respectively	188	187
Additional paid-in-capital	115,342	114,791
Accumulated deficit	(24,753)	(29,489)

Total PowerSecure International, Inc. stockholders’ equity	90,777	85,489
Noncontrolling interest	1,571	1,755

Total stockholders’ equity	92,348	87,244

Total Liabilities and Stockholders’ Equity	$127,226	$120,529

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$23,713	$20,460
Cost of sales	16,054	12,351

Gross profit	7,659	8,109

Operating expenses:
General and administrative	7,919	6,462
Selling, marketing and service	1,158	1,046
Depreciation and amortization	806	584

Total operating expenses	9,883	8,092

Operating income (loss)	(2,224)	17

Other income and (expenses):
Equity income from unconsolidated affiliate	1,011	1,030
Management fees	168	154
Interest income and other income	20	30
Interest expense	(142)	(141)

Income (loss) before income taxes	(1,167)	1,090
Income tax benefit (provision)	83	(205)

Income (loss) from continuing operations	(1,084)	885

Discontinued operations (Note 5):
Income from operations, net of tax	—	519
Gain on disposal, net of tax	5,636	—

Income from discontinued operations, net of tax	5,636	519

Net income	4,552	1,404

Less: Net (income) loss attributable to noncontrolling interest	184	(187)

Net income attributable to PowerSecure International, Inc.	$4,736	$1,217

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(900)	$698
Income from discontinued operations, net of tax	5,636	519

Net income	$4,736	$1,217

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$(0.05)	$0.04
Income from discontinued operations	0.30	0.03

Net income attributable to PowerSecure International, Inc. common stockholders	$0.25	$0.07

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$(0.05)	$0.04
Income from discontinued operations	0.30	0.03

Net income attributable to PowerSecure International, Inc. common stockholders	$0.25	$0.07

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,552	$1,404
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	(5,636)	(519)
Depreciation and amortization	806	584
Stock compensation expense	480	494
Distributions to noncontrolling shareholder	—	(598)
Equity in income of unconsolidated affiliate	(1,011)	(1,030)
Distributions from unconsolidated affiliate	607	809
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	(3,382)	(1,222)
Inventories	(4,852)	(4,375)
Other current assets and liabilities	(106)	357
Other noncurrent assets	25	35
Accounts payable	954	5,304
Restructuring charges	—	(248)
Accrued and other liabilities	2,166	(3,453)
Deferred compensation obligation	83	83
Restricted annuity contract	(18)	(22)

Net cash used by continuing operations	(5,332)	(2,397)
Net cash provided by discontinued operations	—	592

Net cash used in operating activities	(5,332)	(1,805)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,180)	(1,102)
Additions to intangible rights and software development	(192)	(286)
Proceeds from sale of property, plant and equipment	—	5
Proceeds from sale of discontinued operations	16,515	—
Discontinued operations investing activities	—	(21)

Net cash provided by (used in) investing activities	12,143	(1,404)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Payments on capital lease obligations	(195)	(185)
Proceeds from stock option and warrant exercises, net of shares tendered	72	(162)

Net cash used in financing activities	(123)	(347)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,688	(3,556)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,202	20,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,890	$16,613

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010 and
For the Three Month Periods Ended March 31, 2011 and 2010
(in thousands, except per share data)
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
Until recently, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure holds an investment of 40% of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provide water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. Our Southern Flow business, which was sold in 2011 pursuant to a purchase agreement executed in December 2010, provides oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are now reflected as discontinued operations in the accompanying consolidated financial statements. See Note 4 for more information regarding the sale of Southern Flow.
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
These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of March 31, 2011 and the consolidated results of our operations and cash flows for the three months ended March 31, 2011 and March 31, 2010.
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
Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights which is consolidated in our financial statements. On April 30, 2010, we acquired the 33% noncontrolling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES. Accordingly, our noncontrolling interest for the three months ended March 31, 2011, consists solely of the results of IES. Similarly, our noncontrolling interest for the three month ended March 31, 2010 consists solely of the results of EfficientLights. As a result, period-to-period comparisons of the aggregate amount of noncontrolling interests are not necessarily comparable.
The following is a reconciliation of the amounts attributable to the noncontrolling interest for the three months ended March 31, 2011:

	Noncontrolling Interest
	EfficientLights	IES	Total

Balance, December 31, 2010	$—	$1,755	$1,755
Income (loss)	—	(184)	(184)
Distributions	—	—	—

Balance, March 31, 2011	$—	$1,571	$1,571

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the three months ended March 31, 2010:

	Noncontrolling Interest
	EfficientLights	IES	Total

Balance, December 31, 2009	$1,107	$—	$1,107
Income (loss)	187	—	187
Distributions	(598)	—	(598)

Balance, March 31, 2010	$696	$—	$696

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
Reclassifications — During the fourth quarter of 2010, our board of directors approved a plan to sell our Southern Flow business (see Note 4). The operations of Southern Flow have been reclassified to discontinued operations for all periods presented in the accompanying consolidated financial statements. In addition, certain 2010 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
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

In all cases where we utilize the percentage-of-completion, revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. While a project is in process, amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Likewise, amounts recognized as revenue in excess of actual billings to date are recorded as unbilled accounts receivable. In the event adjustments are made to the contract price, including, for example, adjustments for additional wire or other raw materials, we adjust the purchase price and related costs for these items when they are identified.
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
Sales of certain goods and services sometimes involve the provision of multiple deliverables. Revenues from contracts with multiple deliverables are recognized as each element is earned based on the selling price for each deliverable. The selling price for each deliverable is generally based on our selling price for that deliverable on a stand-alone basis, third-party evidence if we do not sell that deliverable on a stand-alone basis, or an estimated selling price if neither specific selling prices nor third-party evidence exists.

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
Warranty Reserve — We provide a standard warranty for our distributed generation equipment, switchgear equipment, utility infrastructure equipment, and our Energy Efficiency unit’s lighting products, which range generally between one and five years. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities at March 31, 2011 and December 31, 2010 was $1,075 and $1,087, respectively.
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
Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended March 31, 2011 and 2010 was $480 and $494, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.
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
Recent Accounting Pronouncements
Revenue Recognition—Milestone Method — In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard became effective for us on a prospective basis commencing January 1, 2011. The adoption of this standard had no effect on our financial position or results of operations.
Improving Disclosures about Fair Value Measurements — In January 2010, the FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. This standard became effective for us on a prospective basis commencing January 1, 2011. The adoption of this standard had no effect on our financial position or results of operations or financial statement disclosures.
Multiple Deliverable Revenue Arrangements — In October 2009, the FASB issued ASU No. 2009-13 - Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force: (Topic 605) Revenue Recognition. ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This standard became effective for us on a prospective basis commencing January 1, 2011. The adoption of this standard had no effect on our financial position or results of operations.

3. Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options and warrants using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 369,000 common shares issuable upon the exercise of in-the-money stock options were excluded from the diluted weighted average number of shares outstanding for the three months ended March 31, 2011 because their effect was antidilutive to our loss from continuing operations for that period.
The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended
	March 31,
	2011	2010

Income from continuing operations	$(900)	$698
Income from discontinued operations	5,636	519

Net income	$4,736	$1,217

Basic weighted-average common shares outstanding in period	18,719	17,237
Add dilutive effects of stock options and warrants	—	455

Diluted weighted-average common shares outstanding in period	18,719	17,692

Basic earnings per common share:
Income from continuing operations	$(0.05)	$0.04
Income from discontinued operations	0.30	0.03

Basic earnings per common share	$0.25	$0.07

Diluted earnings per common share:
Income from continuing operations	$(0.05)	$0.04
Income from discontinued operations	0.30	0.03

Diluted earnings per common share	$0.25	$0.07

4. Discontinued Operations
On December 30, 2010, we entered into a purchase and sale agreement for the sale of Southern Flow which was part of our Energy Services segment. The sale closed on January 14, 2011, with an effective date of January 1, 2011. Pursuant to the terms of the purchase and sale agreement, Zedi, Inc., a Canadian corporation, through its wholly-owned subsidiary, purchased 100% of the stock of Southern Flow. Upon closing, we received cash proceeds of $16,515, consisting of a base purchase price of $15,550, and $965 for additional Southern Flow working capital conveyed in the transaction. We recorded a gain on the sale of Southern Flow, net of transaction costs and income tax benefit, in the amount of $5,636 during the three months ended March 31, 2011. The sale of Southern Flow was made pursuant to our review of our strategic alternatives for our non-core businesses. The operations of Southern Flow have been included in our consolidated statements of operations as discontinued operations for all periods presented. Results of discontinued operations for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010

Total revenues	$—	$4,214
Operating expenses	—	3,674

Income before income taxes	—	540
Income tax provision	—	(21)

Income from operations	—	519
Gain on disposal	5,538	—
Income tax benefit on disposal	98	—

Income from discontinued operations	$5,636	$519

The following assets and liabilities of Southern Flow were segregated and included in Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2010, and represent the assets and liabilities of Southern Flow that were sold in January 2011:

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

5. Investment in Unconsolidated Affiliate
Through WaterSecure, we currently own 40.45% of the equity interests in MM 1995-2, which we account for under the equity method. MM 95-2 owns and operates several water processing, recycling, and disposal facilities located in northeastern Colorado. The balance of our equity investment in MM 1995-2 includes approximately $630 and $648 of unamortized purchase premiums we paid on our acquired interests at March 31, 2011 and December 31, 2010, respectively. The premiums are being amortized over a period of 14 years, which represents the weighted average useful life of the underlying assets acquired.
The following table sets forth certain summarized financial information for MM 1995-2 at March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010:

	March 31,	December 31,
	2011	2010

Total current assets	$3,767	$3,753
Property, plant and equipment, net	12,904	11,616
Total other assets	14	4

Total assets	$16,685	$15,373

Total current liabilities	$3,189	$2,462
Long-term note payable	3,686	4,100
Total shareholders’ equity	9,810	8,811

Total liabilities and shareholders’ equity	$16,685	$15,373

	Three Months Ended
	March 31,
	2011	2010

Total revenues	$5,412	$4,892
Total costs and expenses	2,913	2,346

Net income	$2,499	$2,546

6. Debt
Line of Credit — We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At December 31, 2010, our credit agreement with Citibank along with SunTrust Bank and Branch Banking and Trust Company (“BB&T”) as additional lenders, provided for a $50.0 million senior, first-priority secured revolving and term credit facility. In January 2011, the credit facility was amended to facilitate the sale of Southern Flow (see Note 4), modify certain financial covenants to accommodate our financial profile after that sale and reflect a change in lenders. The credit facility, as amended, is now a $25.0 million senior, first-priority secured revolving credit facility with Citibank and BB&T as lenders. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.
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
The credit facility is not subject to any borrowing base computations, but does contain certain financial covenants. Our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $62.0 million. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At March 31, 2011, we were in compliance with our financial covenant requirements. In addition, commencing March 31, 2012, our maximum leverage ratio cannot exceed 3.25 and our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period.
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
The maximum balance outstanding on the credit facility during the three months ended March 31, 2011 was $5.0 million. The balance outstanding on the credit facility at March 31, 2011 and December 31, 2010 was $5.0 million, which is also the same balance outstanding at May 5, 2011. Under the amended provisions of our credit facility, we currently have an additional $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
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
Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor. The balance of our capital lease obligations shown in the consolidated balance sheet at March 31, 2011 and December 31, 2010 consist entirely of our obligations under the equipment lease described above.
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
Stock Options — Net income for the three months ended March 31, 2011 and 2010 includes $90 and $104, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
A summary of option activity for the three months ended March 31, 2011 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2010	1,247	$5.98
Granted	10	6.21
Exercised	(135)	2.34
Expired	—	—
Forfeited	(13)	3.56

Balance, March 31, 2011	1,109	$6.45	5.03	$2.15

Exercisable, March 31, 2011	866	$6.31	4.14	$2.29

A summary of option activity for the three months ended March 31, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2009	1,627	$5.18
Granted	—	—
Exercised	(1)	6.88
Expired	(5)	17.38
Forfeited	—	—

Balance, March 31, 2010	1,621	$5.14	4.70	$2.74

Exercisable, March 31, 2010	1,351	$4.91	4.00	$2.97

The weighted average grant date fair value of the options granted during the three months ended March 31, 2011 was $2.91. There were no stock options granted during the three months ended March 31, 2010. The fair value of the stock options granted during the three months ended March 31, 2011 was measured using the Black-Scholes valuation model with the following assumptions:

	March 31,
	2011	2010
Expected stock price volatilility	52.2%	n/a
Risk Free interest rate	2.00%	n/a
Annual dividends	$—	n/a
Expected life — employee options	5 years	n/a
Expected life — director options	n/a	n/a
The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of March 31, 2011 and December 31, 2010, there was $643 and $731, respectively, of total unrecognized compensation costs related to stock options. These costs at March 31, 2011 are expected to be recognized over a weighted average period of approximately 1.8 years.
During the three months ended March 31, 2011 and 2010, the total intrinsic value of stock options exercised was $779 and $2, respectively. Cash received, net of shares tendered, from stock option exercises for the three months ended March 31, 2011 and 2010 was $230 and $9, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2011 and 2010 was $24 and $163, respectively.
Restricted Stock Awards — Net income for the three months ended March 31, 2011 and 2010 includes $390 and $390, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three months ended March 31, 2011 and 2010 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of restricted stock award activity for the three months ended March 31, 2011 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2010	478	$11.00
Granted	—	—
Vested	(70)	8.09
Forfeited	—	—

Balance, March 31, 2011	408	$11.50

A summary of restricted stock award activity for the three months ended March 31, 2010 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2009	561	$10.36
Granted	—	—
Vested	(75)	7.50
Forfeited	—	—

Balance, March 31, 2010	486	$10.80

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. A total of 322,500 unvested restricted shares issued to officers cliff vest in 2012, while the remaining 64,500 unvested performance-based restricted shares issued to officers vest in 2012, assuming certain performance conditions are achieved. All restricted and unvested shares will automatically vest upon a change in control.
The fair value of employee and director restricted shares along with the cliff vesting restricted shares granted to officers are being amortized on a straight-line basis over the vesting period. The fair value of the performance-based restricted shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At March 31, 2011, the balance of unrecognized compensation cost related to unvested restricted shares was $1,609, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 1.25 years.
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
Through May 5, 2011, we have experienced performance issues with two types of component parts, in particular, which we are working to resolve: 1) an instance of a supplier of a substantial distributed generation system component that has indicated it’s warranty does not cover performance issues related to a component from another supplier which is in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier which have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these instances, we are actively working to assess and correct the performance issues, and when possible, we have sought the assistance of the suppliers in resolving these issues.

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
10. Income Taxes
The income tax benefit recorded at March 31, 2011 is our best estimate of our expected tax benefit taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards and valuation allowance.
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
Energy and Smart Grid Solutions — Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but shares a common customer base, sales force, and administrative infrastructure with other PowerSecure subsidiary products and services and which we grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results; and
Energy Services — Through our WaterSecure subsidiary we serve customers in the oil and natural gas production business with water processing and disposal services. WaterSecure, through its equity investment in MM 1995-2, provides water processing, recycling, and disposal for oil and natural gas producers. The operations of our Southern Flow subsidiary, which previously was included in this segment, were sold in January 2011 pursuant to the execution of a purchase agreement in December 2010. Accordingly, the Southern Flow business has been discontinued and the results of its operations are excluded from our Energy Services segment for all periods presented in the information below.

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

	Three Months Ended March 31, 2011
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$23,713	$—	$—	$23,713
Cost of sales	16,054	—	—	16,054

Gross profit	7,659	—	—	7,659

Operating expenses:
General and administrative	6,722	—	1,197	7,919
Selling, marketing and service	1,158	—	—	1,158
Depreciation and amortization	787	18	1	806

Total operating expenses	8,667	18	1,198	9,883

Operating income (loss)	(1,008)	(18)	(1,198)	(2,224)

Other income and (expenses):
Equity income	—	1,011	—	1,011
Management fees	—	168	—	168
Interest income and other income	—	—	20	20
Interest expense	(90)	—	(52)	(142)

Income (loss) before income taxes	$(1,098)	$1,161	$(1,230)	$(1,167)

Total capital expenditures	$4,372	$0	$0	$4,372

Total investment in unconsolidated affiliate	$0	$4,732	$0	$4,732

Total goodwill	$7,970	$0	$0	$7,970

Total assets	$103,475	$4,900	$18,851	$127,226

	Three Months Ended March 31, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$20,460	$	$—	$20,460
Cost of sales	12,351		—	12,351

Gross profit	8,109		—	8,109

Operating expenses:
General and administrative	5,135	—	1,327	6,462
Selling, marketing and service	1,046	—	—	1,046
Depreciation and amortization	564	19	1	584

Total operating expenses	6,745	19	1,328	8,092

Operating income (loss)	1,364	(19)	(1,328)	17

Other income and (expenses):
Equity income	—	1,030	—	1,030
Management fees	—	154	—	154
Interest income and other income	—	—	30	30
Interest expense	(70)	—	(71)	(141)

Income (loss) before income taxes	$1,294	$1,165	$(1,369)	$1,090

Total capital expenditures	$1,388	$0	$0	$1,388

Total investment in unconsolidated affiliate	$0	$4,177	$0	$4,177

Total goodwill	$2,025	$0	$0	$2,025

*     *     *     *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of our consolidated results of operations for the three month period ended March 31, 2011, which we refer to as the first quarter 2011, and the three month period ended March 31, 2010, which we refer to as the first quarter 2010, and of our consolidated financial condition as of March 31, 2011 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future business, revenues, expenses, net income, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenue in our backlog and in our sales pipeline;
•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current challenging economic and market conditions and their adverse effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;
•	the effects of fluctuations in sales on our business, revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;
•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;
•	our markets, including our market position and our market share;
•	our ability to successfully develop, operate, grow and diversify our operations and businesses;
•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;
•	the effects on our financial condition, results of operations and impact of the loss of income from the sale of our Southern Flow business and the ability to effectively and profitably redeploy the proceeds of this sale in our core business, our strategy to monetize other non-core assets where beneficial;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;
•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;
•	industry trends and customer preferences and the demand for our products, services, technologies and systems;
•	the nature and intensity of our competition, and our ability to successfully compete in our markets;
•	fluctuations in our effective tax rates;
•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and
•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.
Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.
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
In the first quarter 2011, 83.4% of our distributed generation revenues consisted of customer-owned sales, and 16.6% of our distributed generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project and thus are more proximate to the time of the sale and our expenses of that project and generally larger in dollar amount in any particular period than sales of PowerSecure-owned projects, which can cause our consolidated revenues and profits to be more inconsistent from period-to-period as sales fluctuate. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, while at the same time generating revenues and profits over a longer time period although smaller in dollar amount in any particular period, because the revenues and profits are recognized over the life of the contract. The PowerSecure-owned recurring revenue model also requires us to invest our own capital in the project without any return on capital until after the project is completed, installed and successfully operating.
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
Recent Developments
On May 3, 2011, we announced that our EnergyLite division had entered into a relationship with National Rural Telecommunications Cooperative (“NRTC”) to bring LED lighting to electric cooperatives across the U.S. Through a newly established distribution agreement, NRTC will market and distribute EnergyLite’s LED-based area light, called the “SecureLiteTM”, which provides utilities an energy efficient, environmentally friendly, low maintenance alternative to traditional HID lighting.
On April 27, 2011, we announced that we had received $15 million of new awards for products and services across our Energy and Smart Grid Solutions business lines. The new business includes orders for approximately $8 million of Interactive Distributed Generation® (IDG®) smart grid power systems, $5 million of Utility Infrastructure projects, and $2 million of LED lighting products. The new awards were issued by a broad range of utilities and commercial and industrial customers. The largest of the awards includes an Interactive Distributed Generation system to support a municipality, the installation of a new substation on behalf of a second municipality, and the installation of our new EfficientLights LED shelf lighting product for a major U.S. grocer’s open-style refrigerated cases. Virtually all of this $15 million of new business is turn-key project-based revenue, which we expect to recognize primarily during the second through fourth quarters of 2011.
On April 11, 2011, we announced the commissioning of a state-of-the-art Smart Charging Micro-Grid for the U.S. Army, in a recent ceremony at Wheeler Army Airfield in Hawaii. The breakthrough technology was developed to help the U.S. Army reduce fuel consumption and costs, and improve safety and power reliability at remote U.S. Army locations. Additionally, it incorporates the use of renewable resources, including solar and optional wind power, and enables electric vehicles to be charged by, and provide power to the Micro-Grid system. The technology demonstrated in this system can be applied to power management applications for military field locations.

The Smart Charging Micro-Grid provides energy autonomy for facilities in remote locations, improving power availability and reliability. It is designed to enable reductions in the number and sizes of generators required to power facilities, and to control a wide range of generator types, providing significant battlefield flexibility. Additionally, it utilizes advanced energy storage to maximize the use of renewable power resources. The system has the ability to prioritize electrical load to individual receptacles, so the distribution of electricity can be optimized to maximize reliability and optimize fuel efficiency. Importantly, it will improve troop safety because of its ability to reduce fuel consumption and therefore reduce the number of convoys needed to transport fuel.
Financial Results Highlights
Our consolidated revenues during the first quarter 2011 increased by $3.3 million, or 15.9%, compared to our consolidated revenues during the first quarter 2010. The drivers of this quarter-over-quarter revenue increase were a 7.5% increase in revenues from our Interactive Distributed Generation products, a 41.1% increase in revenues from our Utility Infrastructure products and services, and a 5.6% increase in revenues from our Energy Efficiency business.
Our gross profit margin as a percentage of revenue was 32.3% during the first quarter 2011, a decrease of 7.3 percentage points compared to the first quarter 2010. The decline in gross profit margin reflected changes in the mix of projects and products completed in the first quarter 2011 compared to the first quarter 2010, as well as a higher level of equipment and personnel to support new business awards. Our operating expenses increased in the first quarter 2011 compared to the first quarter of 2010 due to investments we made in our Energy and Smart Grid Solutions Segment to drive and support our future growth, including expenses relating to new product development, engineering, facilities, personnel, selling expense, compensation expense in each of our Distributed Generation, Energy Efficiency, and Utility Infrastructure business areas, as well as additional depreciation expense resulting from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the first quarter 2011 increased by $1.8 million, or 22.1%, compared to our operating expenses during the first quarter 2010. During the remainder of 2011, we expect our operating costs to stabilize near levels at which we operated during the first quarter 2011, and then to increase in 2012 and beyond, assuming economic conditions demonstrate sustained improvement and our revenues increase. However, the timing and the amount of this increase in operating expenses will depend on how much and how quickly economic conditions improve and the effects of such economic recovery on our revenues. While we anticipate that an improvement in the economic and financial conditions will lead to an improvement in our business and revenues, we cannot provide any assurance as to when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income. Over the long-term, we expect to continue to invest in operational infrastructure and sales and new business development to drive and support our growth.
Income from our Energy Services Segment, which consists of our management fees and equity income from the WaterSecure operations, decreased less than 1% during the first quarter 2011 compared to the first quarter 2010, driven by a slight decrease in our equity income partially offset by an increase in our management fees from the WaterSecure operations.
Our loss from continuing operations attributable to PowerSecure International, Inc. shareholders for the first quarter 2011 was ($0.9) million, or ($0.05) per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $0.7 million, or $0.04 per diluted share, for the first quarter 2010.

Our income from discontinued operations for the first quarter 2011, consisting of the gain we recorded on the sale of Southern Flow, was $5.6 million, or $0.30 per diluted share. This compares to income from discontinued operations for the first quarter 2010 of $0.5 million, or $0.03 per diluted share, which consisted of the operating results of Southern Flow during the first quarter 2010.
In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the first quarter 2011 was $4.7 million, or $0.25 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $1.2 million, or $0.07 per diluted share, for the first quarter 2010.
As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2010 or our quarter ended March 31, 2011, will be indicative of our future results, especially in light of the current significant downturn in the economy and unfavorable credit and capital markets.
Backlog
As of the date of this report, our revenue backlog expected to be recognized after March 31, 2011 is $146 million. This includes revenue related to the new business announcement made by us on April 27, 2011, and compares to $150 million of revenue backlog we reported in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:
Revenue Backlog to be recognized after March 31, 2011

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue — Near term	$60 Million	2Q11 through 4Q11
Project-based Revenue — Long term	$17 Million	1Q12 through 2013
Recurring Revenue	$69 Million	2Q11 through 2019

Revenue Backlog to be recognized after March 31, 2011	$146 Million

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
Energy Services
Through our WaterSecure subsidiary we serve customers in the oil and natural gas production business with water processing and disposal services. WaterSecure, through its equity investment in MM 1995-2, provides water processing and disposal for oil and natural gas producers. Our Southern Flow business has been sold and the results of its discontinued operations are excluded from our Energy Services segment for all periods presented in the information below.
Results of Operations
The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the first quarter 2011 compared to the first quarter 2010 excludes revenues, gross profit, and costs and expenses of our Southern Flow subsidiary, which we sold in January 2011 and is classified as a discontinued operation in our financial statements.
First Quarter 2011 Compared to First Quarter 2010
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

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2011	2010	$	%
Energy and SmartGrid Solutions:
Interactive Distributed Generation	$11,202	$10,420	$782	7.5%
Utility Infrastructure	7,578	5,370	2,208	41.1%
Energy Efficiency	4,933	4,670	263	5.6%

Total	$23,713	$20,460	$3,253	15.9%

Our consolidated revenues for the first quarter 2011 increased $3.3 million, or 15.9%, compared to the first quarter 2010 due to an increase in sales in each of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency products and services categories.
Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $3.3 million, or 15.9%, during the first quarter 2011 compared to the first quarter 2010. The increase in those revenues in the first quarter 2011 over the first quarter 2010 was primarily attributable to a $0.8 million, or 7.5%, increase in revenues from our Interactive Distributed Generation products and services, a $2.2 million, or 41.1%, increase in revenues from our Utility Infrastructure products and services, and a $0.3 million, or 5.6%, increase in revenues from our Energy Efficiency products and services. The increase in our Interactive Distributed Generation product sales and services reflects gradual improvements in economic conditions and increased business investment spending by large industrial, institutional, and municipal customers. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those customers’ spending levels on transmission and distribution system maintenance and construction. The increase in our Energy Efficiency sales and services in the first quarter 2011 compared the first quarter 2010 reflects the inclusion of revenues from our IES LED lighting business operations which we acquired in the second quarter of 2010.
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
While it appears that economic and credit conditions are beginning to improve, the pace of the recovery is modest and inconsistent. These external conditions, in combination with our current revenue backlog and expected timing of project completion and revenue recognition of these projects leads us to expect that our Energy and Smart Grid Solutions segment quarterly revenues will gradually improve as 2011 progresses. We expect this general pattern of modest, gradual improvement in revenues for each of our Distributed Generation, Energy Efficiency, and Utility Infrastructure business units. The absolute pace of our revenue growth will depend on how quickly economic conditions improve and the confidence with which our utility partners and customers believe the economy will demonstrate a consistent recovery.

Gross Profit and Gross Profit Margin
Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Energy and Smart Grid Solutions segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

Quarter Ended	Period-over-Period
March 31,	Difference
2011	2010	$	%
Energy and Smart Grid Solutions:
Cost of Sales	$16,054	$12,351	$3,703	30.0%
Gross Profit	$7,659	$8,109	$(450)	-5.5%
Gross Profit Margin	32.3%	39.6%
Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 30.0% increase in our consolidated cost of sales and services for the first quarter 2011, compared to the first quarter 2010, was driven by the increase in costs associated with the 15.9% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.
Our Energy and Smart Grid Solutions segment gross profit decreased $0.5 million, or 5.5%, in the first quarter 2011, compared to the first quarter 2010. As a percentage of revenue, our Energy and Smart Grid Solutions segment gross profit margin decreased by 7.3 percentage points in the first quarter 2011 compared to the first quarter 2010, to 32.3%. The decrease in our Energy and Smart Grid Solutions gross profit margin reflects changes in the mix of projects and products completed in the first quarter 2011 compared to the first quarter 2010, as well as investments we made in equipment and personnel to support new business awards. In the long-term, however, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.
Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•
The absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	Our ability to improve our operating efficiency and benefit from economies of scale;
•	Our level of investments in our businesses, particularly for anticipated or new or business awards;
•	Improvements in technology and manufacturing methods and processes;
•	The mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;
•	Our ability to manage our materials and labor costs, including any future inflationary pressures;
•	The costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, as well as their operating performance;
•	The geographic density of our projects;

•	The selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;
•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful; and
•	Other factors described below under “—Fluctuations.”
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
Operating Expenses
Our operating expenses include general and administrative expense, selling, marketing and service expense, and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2011	2010	$	%
Consolidated Operating Expenses:
General and administrative	$7,919	$6,462	$1,457	22.5%
Selling, marketing and service	1,158	1,046	112	10.7%
Depreciation and amortization	806	584	222	38.0%

Total	$9,883	$8,092	$1,791	22.1%

Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the first quarter 2011, our operating expenses increased due to investments in new product development, engineering, facilities, and personnel, as well as increases in selling expense, compensation expense, and increases in depreciation from capital deployed to support our recurring revenue business. Our operating expense investments were in support of, and driven by, increasing levels of revenue and identified new business opportunities in 2010 and early 2011. In the future, we expect to continue to make investments designed to support and drive our future business growth, subject to the general economic conditions demonstrating sustained improvement and our continuing positive expectations regarding our future growth opportunities. We expect our quarterly operating expense levels for the remainder of 2011 to be similar to our quarterly operating expenses during the first quarter 2011. In 2012 and beyond, if economic conditions continue to improve, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred primarily in our Energy and Smart Grid Solutions segment. The 22.5% increase in our consolidated general and administrative expenses in the first quarter 2011, as compared to the first quarter 2010, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2011	2010	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$4,498	$3,178	$1,320	41.5%
Vehicle lease and rental	510	389	121	31.1%
Insurance	148	211	(63)	-29.9%
Rent-office and equipment	230	199	31	15.6%
Professional fees and consulting	218	166	52	31.3%
Travel	287	252	35	13.9%
Development costs	161	19	142	747.4%
Other	670	721	(51)	-7.1%

Energy Services	—	—	—	n/m

Unallocated Corporate Costs	1,197	1,327	(130)	-9.8%

Total	$7,919	$6,462	$1,457	22.5%

The increase in our Energy and Smart Grid Solutions segment personnel costs during the first quarter 2011, as compared to the first quarter 2010, was due to staffing increases to support growth in our Energy and Smart Grid Solutions Segment and investments in new business opportunities. Other general and administrative expenses including vehicle costs, professional and consulting fees, travel and other expenses similarly increased to support our current growth and future growth opportunities. In the near-term, we expect our Energy and Smart Grid Solutions general and administrative expenses levels for the remainder of 2011 to be similar to our quarterly level during the first quarter 2011. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support long-term growth.
Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The decrease in unallocated corporate costs during the first quarter 2011 as compared to the first quarter 2010 was due to decreased incentive compensation costs and professional fees. We expect our quarterly unallocated corporate costs for the remainder of 2011 to remain consistent or increase slightly from the level we incurred during the first quarter 2011.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Energy and Smart Grid Solutions segment. The 10.7% increase in selling, marketing and service expenses in the first quarter 2011, as compared to the first quarter 2010, was due to increases in sales compensation incurred to stimulate revenue growth and respond to an increasing level of sales opportunities for our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2011	2010	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$658	$499	$159	31.9%
Commission	231	286	(55)	-19.2%
Travel	175	165	10	6.1%
Advertising and promotion	98	116	(18)	-15.5%
Bad debt expense (recovery)	(4)	(20)	16	-80.0%

Energy Services	—	—	—	n/m

Total	$1,158	$1,046	$112	10.7%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.
Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 38.0% increase in depreciation and amortization expenses in the first quarter 2011, as compared to the first quarter 2010, primarily reflects increased depreciation and amortization resulting from capital investments at our Energy and Smart Grid Solutions segment throughout 2010 and the first quarter 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Other Income and Expenses
Our other income and expenses include management fees and equity income earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2011	2010	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(90)	(70)	(20)	-28.6%

Segment total	(90)	(70)	(20)

Energy Services:
Equity income	1,011	1,030	(19)	-1.8%
Management fees	168	154	14	9.1%

Segment total	1,179	1,184	(5)

Unallocated Corporate:
Interest income and other income	20	30	(10)	-33.3%
Interest expense	(52)	(71)	19	26.8%
Income tax benefit (provision)	83	(205)	288	140.5%

Segment total	51	(246)	297

Total	$1,140	$868	$272

Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. During the first quarter 2011, our equity income decreased by $19, or 1.8%, compared to the first quarter 2010 due to higher operating expenses in this business. Notwithstanding the slight decrease in our first quarter 2011 equity income, the performance of the WaterSecure operations, and our related equity income, continues to be favorably affected by increases in oil and natural gas prices and production in the first quarter 2011.
Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Increases in oil and natural gas prices and production in the first quarter 2011 compared to the first quarter 2010, positively affected the revenues of the WaterSecure operations in the first quarter 2011. As a direct result, our Energy Services segment management fees increased in the first quarter 2011 by $14, or 9.1%, compared to the first quarter 2010.
Interest Income and Other Income. Interest income and other income for each segments consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased by $10 during the first quarter 2011, as compared to the first quarter 2010. This decrease was attributable to a decline in our interest income resulting from both a decline in our interest-bearing cash and cash equivalent balances as well as declining interest rates earned on our cash and cash equivalent balances in the first quarter 2011 compared to the first quarter 2010. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest expense increased by slightly during the first quarter 2011, as compared to the first quarter 2010. The increase in our interest expense reflects the increased rates of interest for borrowings under our credit facility during the first quarter 2011, partially offset by the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.

Income Taxes. Historically, our current federal income tax expense has been modest, generally limited to federal alternative minimum tax, because of our consolidated net operating losses in prior years that are used to offset taxable income in current years. The income tax benefit or provision we record is the result of applying our expected annual effective tax rate by our net income or loss. Our effective tax rate and our income tax provision or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. The first quarter 2011 income tax benefit reflects the benefit for the current period losses we expect to recover through taxable earnings during the remainder of 2011.
Noncontrolling Interest. The noncontrolling ownership interests in the income or losses of our majority-owned subsidiaries is included in our consolidated statements of operations as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights which is consolidated in our financial statements. On April 30, 2010, we acquired the 33% noncontrolling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES. Accordingly, our noncontrolling interest for the three months ended March 31, 2011, consists solely of the results of IES. Similarly, our noncontrolling interest for the three month ended March 31, 2010 consists solely of the results of EfficientLights. As a result, these period-to-period comparisons of the aggregate amount of noncontrolling interests are not comparable.
The addition for the noncontrolling interest in the loss of IES in the first quarter 2011 is a result of start up and development expenses of IES, which we acquired on April 1, 2010. The reduction for the noncontrolling interest in the income of EfficientLights in the first quarter 2010 is a result of income related to the EfficientLights noncontrolling interest prior to the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010.
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

•
the recent sale of our Southern Flow business, and the associated loss of revenues, cash flow and income from that business, and our ability to redeploy the proceeds from the sale productively and profitably;

•
our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our Energy Efficiency business unit in relation to third party manufacturing arrangements we have with vendors in China, and other component parts which have their origins in Japan;

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
Due to all of these factors and the other risks, uncertainties and other factors discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.
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
Working Capital
At March 31, 2011, we had working capital of $55.5 million, including $14.9 million in cash and cash equivalents, compared to working capital of $54.5 million, including $8.2 million in cash and cash equivalents at December 31, 2010. Changes in the components of our working capital from December 31, 2010 to March 31, 2011 and from December 31, 2009 to March 31, 2010 are explained in greater detail below. At both March 31, 2011 and December 31, 2010, we had $20.0 million of additional borrowing capacity from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios and a minimum cash balance, as discussed below.

Cash Flows
The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Net cash flows used in operating activities	$(5,332)	$(1,805)
Net cash flows provided by (used in) investing activities	12,143	(1,404)
Net cash used in financing activities	(123)	(347)

Net increase (decrease) in cash and cash equivalents	$6,688	$(3,556)

Cash Used in Operating Activities
Cash used in operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses and equity income. Cash used in operating activities also include cash distributions from our unconsolidated affiliate, cash distributions to the EfficientLights noncontrolling member, and the effect of changes in working capital and other activities.
Cash used in operating activities of $5.3 million for the first quarter 2011 included the effects of the following:
•	our loss from continuing operations of $1.1 million;
•	non-cash charges of $0.8 million in depreciation and amortization;
•	stock-based compensation expense of $0.5 million;
•	non-cash equity income from our WaterSecure operations of $1.0 million partially offset by cash distributions from those operations of $0.6 million;
•	an increase of $3.4 million in accounts receivable;
•	an increase of $4.9 million in inventories;
•	an increase of $0.1 million in other assets and liabilities
•	an increase of $1.0 million of accounts payable; and
•	an increase of $2.2 million of accrued expenses.
Cash used in operating activities of $1.8 million for the first quarter 2010 included the effects of the following:
•	our income from continuing operations of $0.9 million;
•	non-cash charges of $0.6 million in depreciation and amortization;
•	stock-based compensation expense of $0.5 million;
•	cash distributions to the noncontrolling member of EfficientLights of $0.6 million;
•	non-cash equity income from our WaterSecure operations of $1.0 million partially offset by cash distributions from those operations of $0.8 million;
•	an increase of $1.2 million in accounts receivable;
•	an increase of $4.4 million in inventories;
•	a decrease of $0.4 million in other current assets and liabilities
•	an increase of $5.3 million of accounts payable;
•	a decrease of $3.5 million of accrued expenses;
•	cash payments of $0.2 million on our restructuring obligations; and
•	cash provided by our discontinued operations of $0.6 million.

Cash Provided by (Used in) Investing Activities
Cash provided by investing activities was $12.1 million in the first quarter 2011 and cash used by investing activities was $1.4 million in the first quarter 2010. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the first quarter 2011, we received $16.5 million from the sale of our Southern Flow business, we used $3.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $1.0 million at our PowerSecure subsidiary principally to acquire operational assets. During the first quarter 2010, we used $0.5 million to purchase and install equipment at our recurring revenue distributed generation sites and $0.6 million at our PowerSecure subsidiary principally to acquire operational assets.
Cash Used in Financing Activities
Cash used in financing activities was $0.1 million in the first quarter 2011 and cash used in financing activities was $0.3 million in the first quarter 2010. During the first quarter 2011, we received $0.1 million from the exercise of stock options and we used $0.2 million to repay our capital lease obligations. During the first quarter 2010, we used $0.2 million to repay our capital lease obligations.
Capital Spending
Our capital expenditures during the first quarter 2011 were approximately $4.4 million, of which we used $3.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and $1.0 million to purchase equipment and other capital items at our PowerSecure subsidiary. Our capital expenditures during the first quarter 2010 were approximately $1.4 million, of which we used $0.5 million to purchase and install equipment at our recurring revenue distributed generation sites, and $0.6 million to purchase equipment and other capital items at our PowerSecure subsidiary.
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
Indebtedness
Line of Credit. We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At December 31, 2010, our credit agreement with Citibank along with SunTrust Bank and Branch Banking and Trust Company (“BB&T”) as additional lenders, provided for a $50.0 million senior, first-priority secured revolving and term credit facility. In January 2011, the credit facility was amended to facilitate the sale of Southern Flow, modify certain financial covenants to accommodate our financial profile after that sale and reflect a change in lenders. The credit facility, as amended, is now a $25.0 million senior, first-priority secured revolving credit facility with Citibank and BB&T as lenders. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.

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
The credit facility is not subject to any borrowing base computations, but does contain certain financial covenants. Our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $62.0 million. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At March 31, 2011, we were in compliance with our financial covenant requirements. In addition, commencing March 31, 2012, our maximum leverage ratio cannot exceed 3.25 and our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period.
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
The maximum balance outstanding on the credit facility during the three months ended March 31, 2011 was $5.0 million. The balance outstanding on the credit facility at March 31, 2011 and December 31, 2010 was $5.0 million, which is also the same balance outstanding at May 5, 2011. Under the amended provisions of our credit facility, we currently have an additional $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
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
Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at March 31, 2011 and December 31, 2010 was $4.2 million and $4.4 million, respectively, and consists entirely of our obligations under the equipment lease described above.
Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at March 31, 2011, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and in 2009 we entered into a non-compete agreement providing for on-going payments. At March 31, 2011, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.7 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of March 31, 2011, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2011	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$5,000	$—	$5,000	$—	$—
Capital lease obligations (2)	4,823	762	2,031	2,030	—
Operating leases	7,273	1,190	2,824	1,752	1,507
Deferred compensation (3)	2,661	—	—	—	2,661
Non-compete agreement	400	—	200	200	—
Series B preferred stock	104	104	—	—	—

Total	$20,261	$2,056	$10,055	$3,982	$4,168

(1)
Total repayments are based upon borrowings outstanding as of March 31, 2011, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)
Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Off-Balance Sheet Arrangements
During the first quarter 2011, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity
Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this item and Part II, “Item 1A. Risk Factors” below. Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current economic and financial crisis, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.
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
These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recent Accounting Pronouncements
Revenue Recognition—Milestone Method — In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard became effective for us on a prospective basis commencing January 1, 2011. The adoption of this standard had no effect on our financial position or results of operations.
Improving Disclosures about Fair Value Measurements — In January 2010, the FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. This standard became effective for us on a prospective basis commencing January 1, 2011. The adoption of this standard had no effect on our financial position or results of operations or financial statement disclosures.

Multiple Deliverable Revenue Arrangements — In October 2009, the FASB issued ASU No. 2009-13 — Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force: (Topic 605) Revenue Recognition. ASU No. 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This standard became effective for us on a prospective basis commencing January 1, 2011. The adoption of this standard had no effect on our financial position or results of operations.

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
At March 31, 2011, our cash and cash equivalent balance was approximately $14.9 million and we had an outstanding balance on our credit facility of $5.0 million. Our cash equivalents are invested in a combination of bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or any future reasonably likely borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 1A.	Risk Factors
Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which have not materially changed as of the date of this report.

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

POWERSECURE INTERNATIONAL, INC.
Date: May 5, 2011	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 5, 2011	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary