Form 10-Q
period 2011-06-30
POWERSECURE INTERNATIONAL, INC.
filed 2011-08-04
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2011, 18,966,529 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets - June 30, 2011 and December 31, 2010	3

Unaudited Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2011 and June 30, 2010	5

Unaudited Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2011 and June 30, 2010	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 6. Exhibits	65

Signatures	66

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$36,148	$8,202
Trade receivables, net of allowance for doubtful accounts of $302 and $415, respectively	41,869	29,290
Assets of discontinued operations held for sale	—	12,183
Inventories	26,028	25,011
Current deferred income taxes	1,667	1,731
Prepaid expenses and other current assets	776	933

Total current assets	106,488	77,350

Property, plant and equipment:
Equipment	31,257	24,946
Furniture and fixtures	280	280
Land, building and improvements	5,627	5,720

Total property, plant and equipment, at cost	37,164	30,946

Less accumulated depreciation and amortization	6,857	5,899

Property, plant and equipment, net	30,307	25,047

Other assets:
Goodwill	7,970	7,970
Deferred income taxes, net of current portion	154	1,244
Restricted annuity contract	2,341	2,306
Intangible rights and capitalized software costs, net of accumulated amortization of $2,816 and $2,463, respectively	1,853	1,942
Investment in unconsolidated affiliate	1,445	4,346
Other assets	287	324

Total other assets	14,050	18,132

Total Assets	$150,845	$120,529

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,339	$8,438
Accrued and other liabilities	14,618	10,986
Liabilities of discontinued operations held for sale	—	1,411
Current income taxes payable	989	251
Current unrecognized tax benefit	954	954
Current portion of capital lease obligations	818	796

Total current liabilities	24,718	22,836

Long-term liabilites:
Revolving line of credit	10,000	5,000
Capital lease obligations, net of current portion	3,233	3,647
Unrecognized tax benefit	749	749
Other long-term liabilities	2,182	1,053

Total long-term liabilities	16,164	10,449

Commitments and contingencies (Notes 8 and 10)	—	—

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 18,966,529 and 18,701,614 shares issued and outstanding, respectively	190	187
Additional paid-in-capital	115,862	114,791
Accumulated deficit	(7,501)	(29,489)

Total PowerSecure International, Inc. stockholders’ equity	108,551	85,489
Noncontrolling interest	1,412	1,755

Total stockholders’ equity	109,963	87,244

Total Liabilities and Stockholders’ Equity	$150,845	$120,529

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$30,217	$29,733	$53,930	$50,193
Cost of sales	22,547	20,000	38,601	32,351

Gross profit	7,670	9,733	15,329	17,842

Operating expenses:
General and administrative	8,509	7,326	16,428	13,788
Selling, marketing and service	1,220	1,348	2,378	2,394
Depreciation and amortization	835	671	1,641	1,255

Total operating expenses	10,564	9,345	20,447	17,437

Operating income (loss)	(2,894)	388	(5,118)	405

Other income and (expenses):
Gain on sale of unconsolidated affiliate	21,786	—	21,786	—
Equity income from unconsolidated affiliate	548	807	1,559	1,837
Management fees	114	142	282	296
Interest income and other income	22	23	42	53
Interest expense	(144)	(139)	(286)	(280)

Income before income taxes	19,432	1,221	18,265	2,311
Income tax benefit (provision)	(2,339)	(228)	(2,256)	(433)

Income from continuing operations	17,093	993	16,009	1,878

Discontinued operations (Note 4):
Income from operations, net of tax	—	291	—	810
Gain on disposal, net of tax	—	—	5,636	—

Income from discontinued operations, net of tax	—	291	5,636	810

Net income	17,093	1,284	21,645	2,688
Less: Net (income) loss attributable to noncontrolling interest	159	40	343	(147)

Net income attributable to PowerSecure International, Inc.	$17,252	$1,324	$21,988	$2,541

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations, net of tax	$17,252	$1,033	$16,352	$1,731
Income from discontinued operations, net of tax	—	291	5,636	810

Net income	$17,252	$1,324	$21,988	$2,541

Basic earnings per share attributable to
PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.91	$0.06	$0.87	$0.10
Income from discontinued operations	.00	0.01	0.30	0.04

Net income attributable to PowerSecure
International, Inc. common stockholders	$0.91	$0.07	$1.17	$0.14

Diluted earnings per share attributable to
PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.90	$0.06	$0.86	$0.10
Income from discontinued operations	.00	0.01	0.29	0.04

Net income attributable to PowerSecure
International, Inc. common stockholders	$0.90	$0.07	$1.15	$0.14

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,645	$2,688
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unconsolidated affiliate	(21,786)	—
Income from discontinued operations	(5,636)	(810)
Depreciation and amortization	1,641	1,255
Stock compensation expense	926	988
Distributions to noncontrolling shareholder	—	(877)
Loss on write-down or disposal of equipment	428	3
Deferred income taxes	1,154	—
Equity in income of unconsolidated affiliate	(1,559)	(1,837)
Distributions from unconsolidated affiliate	607	1,618
Changes in operating assets and liabilities, net of effect of aquisiton:
Trade receivables, net	(12,580)	(9,031)
Inventories	(1,016)	(5,440)
Other current assets and liabilities	895	578
Other noncurrent assets and liabilities	1,132	193
Accounts payable	(1,099)	1,952
Restructuring charges	—	(325)
Accrued and other liabilities	3,525	(411)

Net cash used by continuing operations	(11,723)	(9,456)
Net cash provided by discontinued operations	—	956

Net cash used in operating activities	(11,723)	(8,500)

Cash flows from investing activities:
Acquisition	—	(4,413)
Purchases of property, plant and equipment	(9,040)	(2,489)
Additions to intangible rights and software development	(268)	(432)
Proceeds from sale of property, plant and equipment	—	6
Proceeds from sale of unconsolidated affiliate	25,610	—
Proceeds from sale of discontinued operations	16,515	—
Discontinued operations investing activities	—	(63)

Net cash provided by (used in) investing activities	32,817	(7,391)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	5,000	—
Proceeds from sale leaseback transactions	2,097	—
Payments on capital lease obligations	(393)	(373)
Proceeds from stock option exercises, net of shares tendered	148	69

Net cash provided by (used in) financing activities	6,852	(304)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,946	(16,195)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,202	20,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,148	$3,974

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010 and
For the Three and Six Month Periods Ended June 30, 2011 and 2010
(in thousands, except per share data)
1. Description of Business and Basis of Presentation
Description of Business
PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions to electric utilities, their commercial, institutional and industrial customers.
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
Until recently, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure holds a significant noncontrolling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. See Note 5 for more information regarding the sale of MM 1995-2. Our Southern Flow business, which was sold in January 2011 pursuant to a purchase agreement executed in December 2010, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are now reflected as discontinued operations in the accompanying consolidated financial statements. See Note 4 for more information regarding the sale of Southern Flow. The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Energy and Smart Grid Solutions business segment. As a result of these sales, our Energy Services segment ceased business activities in June 2011 and we will no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

See Note 12 for more information concerning our reportable segments.
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
In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of June 30, 2011 and the consolidated results of our operations and cash flows for the three and six months ended June 30, 2011 and June 30, 2010.
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
Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights. On April 30, 2010, we acquired the 33% noncontrolling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES which is consolidated in our financial statements. Accordingly, the noncontrolling interest for the three and six months ended June 30, 2011, consists solely of the noncontrolling shareholders’ interest in the results of IES. Similarly, the noncontrolling interest for the three and six months ended June 30, 2010 consists of the noncontrolling shareholders’ interest in the results of EfficientLights through April 30, 2010 and the noncontrolling shareholders’ interest in the results of IES commencing April 1, 2010. As a result, period-to-period comparisons of the aggregate amount of noncontrolling interests are not necessarily comparable.

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the six months ended June 30, 2011:

	Noncontrolling Interest
	EfficientLights	IES	Total
Balance, December 31, 2010	$—	$1,755	$1,755
Income (loss)	—	(343)	(343)
Distributions	—	—	—

Balance, June 30, 2011	$—	$1,412	$1,412

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the six months ended June 30, 2010:

	Noncontrolling Interest
	EfficientLights	IES	Total
Balance, December 31, 2009	$1,107	$—	$1,107
Capital contributions	—	2,188	2,188
Income (loss)	280	(133)	147
Distributions	(877)	—	(877)
Acquisition of noncontrolling interes	(510)	—	(510)

Balance, June 30, 2010	$—	$2,055	$2,055

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
We recognize equipment and product revenue when persuasive evidence of a commercial arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product.
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
Warranty Reserve — We provide a standard warranty for our distributed generation equipment, switchgear equipment, utility infrastructure equipment, and our Energy Efficiency unit’s lighting products, which range generally between one and five years. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities at June 30, 2011 and December 31, 2010 was $1,060 and $1,087, respectively.

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
Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended June 30, 2011 and 2010 was $446 and $493, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the six months ended June 30, 2011 and 2010 was $926 and $988, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.
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
Recent Accounting Pronouncements
Fair Value Measurements — In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, which amended Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This amended guidance clarifies the concepts applicable for fair value measurement of non-financial assets and also expands the disclosures for fair value measurements that are estimated using significant unobservable inputs used in a fair value measurement. This amended guidance will be effective for us on a prospective basis for reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

Disclosures Relating To Comprehensive Income — In June 2011, the FASB issued ASU 2011-05, which is an amendment and update to ASC No. 220, Presentation of Comprehensive Income. This amendment will require an entity to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This amended guidance, which must be applied retroactively, will be effective for us for reporting periods beginning after December 15, 2011. We do not expect the adoption of this amended guidance to have a material effect on our financial position or results of operations or our financial statement presentation.
Revenue Recognition—Milestone Method — In April 2010, the FASB issued ASU No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard became effective for us on a prospective basis commencing January 1, 2011. The adoption of this standard had no effect on our financial position or results of operations.
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

The following table sets forth the calculation of basic and diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income from continuing operations	$17,252	$1,033	$16,352	$1,731
Income from discontinued operations	—	291	5,636	810

Net income	$17,252	$1,324	$21,988	$2,541

Basic weighted-average common shares outstanding in period	18,857	17,933	18,788	17,587
Add dilutive effects of stock options and warrants	289	633	325	549

Diluted weighted-average common shares outstanding in period	19,146	18,566	19,113	18,136

Basic earnings per common share:
Income from continuing operations	$0.91	$0.06	$0.87	$0.10
Income from discontinued operations	0.00	0.01	0.30	0.04

Basic earnings per common share	$0.91	$0.07	$1.17	$0.14

Diluted earnings per common share:
Income from continuing operations	$0.90	$0.06	$0.86	$0.10
Income from discontinued operations	0.00	0.01	0.29	0.04

Diluted earnings per common share	$0.90	$0.07	$1.15	$0.14

4. Discontinued Operations
On December 30, 2010, we entered into a purchase and sale agreement for the sale of Southern Flow which was part of our Energy Services segment. The sale closed on January 14, 2011, with an effective date of January 1, 2011. Pursuant to the terms of the purchase and sale agreement, Zedi, Inc., a Canadian corporation, through its wholly-owned subsidiary, purchased 100% of the stock of Southern Flow. Upon closing, we received cash proceeds of $16,515, consisting of a base purchase price of $15,550, and $965 for additional Southern Flow working capital conveyed in the transaction. We recorded a gain on the sale of Southern Flow, net of transaction costs and income tax benefit, in the amount of $5,636 during the six months ended June 30, 2011. The sale of Southern Flow was made pursuant to our review of our strategic alternatives for our non-core businesses. The operations of Southern Flow have been included in our consolidated statements of operations as discontinued operations for all periods presented. Results of discontinued operations for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues	$—	$4,581	$—	$8,795
Operating expenses	—	4,269	—	7,943

Income before income taxes	—	312	—	852
Income tax provision	—	(21)	—	(42)

Income from operations	—	291	—	810
Gain on disposal	—	—	5,538	—
Income tax benefit on disposal	—	—	98	—

Income from discontinued operations	$—	$291	$5,636	$810

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

5. Investment in and Gain on Sale of Unconsolidated Affiliate
Through WaterSecure, we own a significant noncontrolling minority portion of the equity interests in MM 1995-2, which we account for under the equity method. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. Prior to the sale, MM 1995-2 owned and operated several water processing, recycling, and disposal facilities located in northeastern Colorado. In connection with the sale of the assets, MM 1995-2 paid off its long-term debt to facilitate the transfer of its assets to the buyer free and clear of any liens, and retained its working capital. MM 1995-2 is in the process of collecting its outstanding accounts receivable and paying off the remainder of its liabilities, including its accounts payable, accrued expenses, employee compensation and other debts and obligations. MM 1995-2 made an initial distribution of the sales proceeds, subject to an appropriate reserve for its remaining debts and liabilities as well as post-closing adjustments, to its shareholders, including the Company. An amount equal to $4.0 million of the cash purchase price owed to MM 1995-2 is being held in escrow for twelve months, subject to extension for claims relating to various representations and warranties by MM 1995-2 to the purchaser. MM 1995-2 intends to distribute to its shareholders any additional amounts of working capital that it collects as it deems appropriate and to distribute any amounts remaining in the escrow after the expiration of the one-year escrow period, on the same basis.

As a result of the sale of the WaterSecure operations, we received $25.6 million as our share of the initial distribution of the sales proceeds and in the near future we expect to receive additional sales proceeds that are currently being held in reserve for contingencies and the proceeds from the liquidation of working capital. In addition, we may receive up to $1.4 million from the balance of the sales price which was placed into escrow for one year. This additional amount is subject to post-closing adjustments and the purchaser’s rights to these funds for contingencies that are outside of our control. As of the date of the close of the sale, the receipt of any portion of the escrow amount is not certain and is therefore not included in the gain on the sale. We recognized a pretax gain in the amount of $21.8 million during the three months ended June 30, 2011 for our share of the equity in the gain on the sale recorded by MM 1995-2.
As a Delaware statutory trust, MM 1995-2 is treated as a partnership for tax purposes. Accordingly, there is no tax provision associated with the income from operations or the gain on disposal recorded on the books of MM 1995-2. All tax attributes associated with the income generating activities of MM 1995-2 are passed on to the shareholders of MM 1995-2. The following table sets forth certain summarized financial information for MM 1995-2 at June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010:

	June 30,	December 31,
	2011	2010
Total current assets	$8,328	$3,753
Property, plant and equipment, net	—	11,616
Total other assets	—	4

Total assets	$8,328	$15,373

Total current liabilities	$4,654	$2,462
Long-term note payable	—	4,100
Total shareholders’ equity	3,674	8,811

Total liabilities and shareholders’ equity	$8,328	$15,373

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total revenues	$3,611	$4,439	$9,023	$9,331
Total costs and expenses	2,256	2,443	5,169	4,790

Income from operations	1,355	1,996	3,854	4,541
Gain on disposal	65,406	—	65,406	—

Net income	$66,761	$1,996	$69,260	$4,541

MM 1995-2 has deferred that portion of the gain on disposal associated with the $4.0 million placed into escrow which will be recognized only if the contingencies associated with the indemnification obligations provided by MM 1995-2 to the purchaser and other contingencies have been eliminated after the one-year escrow period expires.
6. PowerPackages Exit Plan
On May 31, 2011, we adopted a plan to exit the business and sell the assets of PowerPackages, which operated a medium speed engine business in our Energy and Smart Grid Solutions segment that we started in 2009 through the acquisition of inventory and equipment necessary to enter the business. We adopted this plan of disposition after evaluating the prospects for the PowerPackages business, current market conditions and our opportunities to focus our time and resources in other areas which have a higher potential to deliver near and mid-term revenue and profit growth.
We have initiated a plan to exit the PowerPackages business by December 31, 2011. During the three months ended June 30, 2011, we recorded pre-tax charges related to the PowerPackages exit plan in the amount of $2,075, which included a $1,692 inventory charge included in our cost of sales and a $383 loss from the write-down of long-lived assets associated with the business included in our general and administrative expenses, as proceeds from the disposition of the business are expected to be less than its carrying value. We also expect to incur additional employee and facility expenses in future periods during the course of the exit process. Additional costs of the wind-down activities could be significant, including the possible revision of the charges incurred in our second quarter of 2011, as we have not entered into any binding agreement to sell or dispose of all the assets and business of PowerPackages. Additionally, there is no assurance we will be able to sell the assets, and if sold there is no assurance as to the timing or terms of any sale, including the net proceeds to the Company and any additional costs incurred during the course of the exit process.
The results of our PowerPackages operations, including the losses associated with the exit plan, will be reported in continuing operations in our consolidated financial statements until the dispositions of the business is complete and operations cease, at which time it will be reclassified in to discontinued operations for all prior and subsequent periods.
7. Debt
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
The credit facility is not subject to any borrowing base computations, but does contain certain financial covenants. Our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $62.0 million. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At June 30, 2011, we were in compliance with our financial covenant requirements. In addition, commencing March 31, 2012, our maximum leverage ratio cannot exceed 3.25 and our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period.
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
The maximum balance outstanding on the credit facility during the six months ended June 30, 2011 was $10.0 million. The balance outstanding on the credit facility at June 30, 2011 and December 31, 2010 was $10.0 million and $5.0 million, respectively. At August 4, 2011, the balance outstanding on the credit facility was $10.0 million. Under the amended provisions of our credit facility, we currently have an additional $15.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
8. Capital Lease Obligations
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
Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor. The balance of our capital lease obligations shown in the consolidated balance sheet at June 30, 2011 and December 31, 2010 consist entirely of our obligations under the equipment lease described above.
9. Share-Based Compensation
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
Stock Options — Net income for the three months ended June 30, 2011 and 2010 includes $56 and $103, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the six months ended June 30, 2011 and 2010 includes $146 and $207, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
A summary of option activity for the six months ended June 30, 2011 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2010	1,247	$5.98
Granted	10	6.21
Exercised	(291)	1.98
Expired	(21)	13.82
Forfeited	(31)	6.37

Balance, June 30, 2011	914	$7.06	5.47	$0.16

Exercisable, June 30, 2011	715	$7.30	4.75	n/m	(1)

(1)	The exercise price of option exceeds the fair value of underlying stock.

A summary of option activity for the six months ended June 30, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2009	1,627	$5.18
Granted	60	9.73
Exercised	(62)	4.01
Expired	(5)	17.38
Forfeited	—	—

Balance, June 30, 2010	1,620	$5.35	4.79	$3.74

Exercisable, June 30, 2010	1,315	$5.12	3.94	$3.97

The weighted average grant date fair value of the options granted during the six months ended June 30, 2011 and 2010 was $2.91 and $4.34, respectively. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	June 30,
	2011	2010
Expected stock price volatilility	52.2%	48.8%
Risk Free interest rate	2.00%	2.15%
Annual dividends	$—	$—
Expected life — employee options	5 years	5 years
Expected life — director options	n/a	n/a
The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of June 30, 2011 and December 31, 2010, there was $513 and $731, respectively, of total unrecognized compensation costs related to stock options. These costs at June 30, 2011 are expected to be recognized over a weighted average period of approximately 1.8 years.
During the three months ended June 30, 2011 and 2010, the total intrinsic value of stock options exercised was $863 and $349, respectively. Cash received, net of shares tendered, from stock option exercises for the three months ended June 30, 2011 and 2010 was $76 and $241, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2011 and 2010 was $169 and $211, respectively.
During the six months ended June 30, 2011 and 2010, the total intrinsic value of stock options exercised was $1,642 and $351, respectively. Cash received, net of shares tendered, from stock option exercises for the six months ended June 30, 2011 and 2010 was $148 and $250, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2011 and 2010 was $193 and $374, respectively.
Restricted Stock Awards — Net income for the three months ended June 30, 2011 and 2010 includes $390 and $390, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. Net income for the six months ended June 30, 2011 and 2010 includes $780 and $780, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three and six months ended June 30, 2011 and 2010 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of restricted stock award activity for the six months ended June 30, 2011 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2010	478	$11.00
Granted	30	6.77
Vested	(77)	8.20
Forfeited	—	—

Balance, June 30, 2011	431	$11.21

A summary of restricted stock award activity for the six months ended June 30, 2010 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2009	561	$10.36
Granted	21	9.56
Vested	(88)	7.16
Forfeited	—	—

Balance, June 30, 2010	494	$10.89

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
The fair value of employee and director restricted shares along with the cliff vesting restricted shares granted to officers are being amortized on a straight-line basis over the vesting period. The fair value of the performance-based restricted shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At June 30, 2011, the balance of unrecognized compensation cost related to unvested restricted shares was $1,418, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 1.0 years.

10. Commitments and Contingencies
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
Through August 4, 2011, we have experienced performance issues with two types of component parts, in particular, which we are working to resolve: 1) an instance of a supplier of a substantial distributed generation system component that has indicated its warranty does not cover performance issues related to a component from another supplier which has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier which have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these instances, we are actively working to assess and correct the performance issues, and when possible, we have sought the assistance of the suppliers in resolving these issues.

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
11. Income Taxes
The income tax provision recorded at June 30, 2011 is our best estimate of our expected tax expense taking into consideration our current earnings, expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, changes in our deferred tax assets and liabilities, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards and valuation allowance.
At December 31, 2010, we had a net deferred tax asset in the amount of $2,975, due primarily to the expected benefit associated with our net operating loss carryforwards. The gain on the sale of the WaterSecure operations in June 2011 (see Note 5) utilized the majority of our net operating loss carryforwards. As a result, the balance of our net deferred tax asset has been reduced and we have eliminated the valuation allowance related to expected utilization of our net operating losses. The effect of the reduction of our net deferred tax asset and elimination of our valuation allowance is included as a component of our current period income tax provision for the three and six month periods ended June 30, 2011.
12. Segment Information
Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Energy and Smart Grid Solutions, and Energy Services. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Our WaterSecure and Southern Flow businesses, which previously operated in our Energy Services segment, were sold in June 2011 and January 2011, respectively. As a result of these sales, we will no longer operate in the Energy Services segment in the future.

Energy and Smart Grid Solutions — Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but shares a common customer base, sales force, and administrative infrastructure with other PowerSecure subsidiary products and services and which we grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results; and
Energy Services — Until June 2011, we served customers in the oil and natural gas production business with water processing and disposal services through our WaterSecure subsidiary, which holds an equity investment in MM 1995-2. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operations. Similarly, the operations of our Southern Flow subsidiary, which previously was included in this segment, were sold in January 2011 pursuant to the execution of a purchase agreement in December 2010. Accordingly, the Southern Flow business has been discontinued and the results of its operations are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Energy and Smart Grid Solutions business segment. As a result of these sales, our Energy Services segment ceased business activities in June 2011 and thus we will no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.
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

	Three Months Ended June 30, 2011
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$30,217	$—	$—	$30,217
Cost of sales	22,547	—	—	22,547

Gross profit	7,670	—	—	7,670

Operating expenses:
General and administrative	7,239	—	1,270	8,509
Selling, marketing and service	1,220	—	—	1,220
Depreciation and amortization	823	12		835

Total operating expenses	9,282	12	1,270	10,564

Operating income (loss)	(1,612)	(12)	(1,270)	(2,894)

Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,786	—	21,786
Equity income	—	548	—	548
Management fees	—	114	—	114
Interest income and other income	—	—	22	22
Interest expense	(98)	—	(46)	(144)

Income (loss) before income taxes	$(1,710)	$22,436	$(1,294)	$19,432

Total capital expenditures	$4,936	$0	$0	$4,936

Total investment in unconsolidated affiliate	$0	$1,445	$0	$1,445

Total goodwill	$7,970	$0	$0	$7,970

Total assets	$114,453	$1,445	$34,947	$150,845

	Three Months Ended June 30, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$29,733	$—	$—	$29,733
Cost of sales	20,000	—	—	20,000

Gross profit	9,733	—	—	9,733

Operating expenses:
General and administrative	5,950	—	1,376	7,326
Selling, marketing and service	1,348	—	—	1,348
Depreciation and amortization	651	19	1	671

Total operating expenses	7,949	19	1,377	9,345

Operating income (loss)	1,784	(19)	(1,377)	388

Other income and (expenses):
Equity income	—	807	—	807
Management fees	—	142	—	142
Interest income and other income	—	—	23	23
Interest expense	(68)	—	(71)	(139)

Income (loss) before income taxes	$1,716	$930	$(1,425)	$1,221

Total capital expenditures	$1,534	$0	$1	$1,535

Total investment in unconsolidated affiliate	$0	$4,156	$0	$4,156

Total goodwill	$7,970	$0	$0	$7,970

	Six Months Ended June 30, 2011
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$53,930	$—	$—	$53,930
Cost of sales	38,601	—	—	38,601

Gross profit	15,329	—	—	15,329

Operating expenses:
General and administrative	13,961	—	2,467	16,428
Selling, marketing and service	2,378	—	—	2,378
Depreciation and amortization	1,610	30	1	1,641

Total operating expenses	17,949	30	2,468	20,447

Operating income (loss)	(2,620)	(30)	(2,468)	(5,118)

Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,786	—	21,786
Equity income	—	1,559	—	1,559
Management fees	—	282	—	282
Interest income and other income	—	—	42	42
Interest expense	(187)	—	(99)	(286)

Income (loss) before income taxes	$(2,807)	$23,597	$(2,525)	$18,265

Total capital expenditures	$9,308	$0	$0	$9,308

	Six Months Ended June 30, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$50,193	$—	$—	$50,193
Cost of sales	32,351	—	—	32,351

Gross profit	17,842	—	—	17,842

Operating expenses:
General and administrative	11,085	—	2,703	13,788
Selling, marketing and service	2,394	—	—	2,394
Depreciation and amortization	1,215	38	2	1,255

Total operating expenses	14,694	38	2,705	17,437

Operating income (loss)	3,148	(38)	(2,705)	405

Other income and (expenses):
Equity income	—	1,837	—	1,837
Management fees	—	296	—	296
Interest income and other income	—	—	53	53
Interest expense	(138)	—	(142)	(280)

Income (loss) before income taxes	$3,010	$2,095	$(2,794)	$2,311

Total capital expenditures	$2,920	$0	$1	$2,921

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of our consolidated results of operations for the three and six month periods ended June 30, 2011, which we refer to as the second quarter 2011 and six month period 2011, respectively, and the three and six month periods ended June 30, 2010, which we refer to as the second quarter 2010 and six month period 2010, respectively, and of our consolidated financial condition as of June 30, 2011 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:
•	our prospects, including our future business, revenues, expenses, net income, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenue in our backlog and in our sales pipeline;
•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current challenging economic and market conditions and their adverse effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;
•	the effects of fluctuations in sales on our business, revenues, expenses, net income, margins, profitability, cash flow, liquidity, financial condition and results of operations;
•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;
•	our markets, including our market position and our market share;
•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;
•	the effects on our financial condition and results of operations of the loss of income from the sales of our Southern Flow business and our WaterSecure business and our ability to effectively and profitably redeploy the proceeds of these sales in our core business;
•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;
•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;
•	industry trends and customer preferences and the demand for our products, services, technologies and systems;
•	the nature and intensity of our competition, and our ability to successfully compete in our markets;
•	fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses our tax expense will likely approximate statutory rates in the future;
•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and
•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.
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

Overview
PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of Energy and Smart Grid Solutions to electric utilities and their commercial, institutional and industrial customers.
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
We had conducted our non-core business through our Energy Services segment. Until recently, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure holds a significant noncontrolling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are now reflected as discontinued operations in the accompanying consolidated financial statements. The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Energy and Smart Grid Solutions business segment. As a result of these sales, our Energy Services segment ceased business activities in June 2011 and thus we will no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.
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

Our second business model is structured to generate long-term recurring revenues, which we refer to as our “recurring revenue model” or our “PowerSecure-owned” model. Our PowerSecure-owned model represents an increasing portion of our distributed generation business. For distributed generation systems completed under this model, we retain ownership of the distributed generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are set at a level intended to provide us with attractive returns on the capital we invest in installing and maintaining the distributed generation system. Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as a “shared savings recurring revenue contract”. For our shared savings recurring revenue contracts, all, or some portion, of our fees are earned out of the pool of peak shaving savings the system generates for the customer.
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
In the six month period 2011, 81.9% of our distributed generation revenues consisted of customer-owned sales, and 18.1% of our distributed generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project and thus are more proximate to the time of the sale and our expenses of that project and generally larger in dollar amount in any particular period than sales of PowerSecure-owned projects, which can cause our consolidated revenues and profits to be more inconsistent from period-to-period as sales fluctuate. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, while at the same time generating revenues and profits over a longer time period although smaller in dollar amount in any particular period, because the revenues and profits are recognized over the life of the contract. The PowerSecure-owned recurring revenue model also requires us to invest our own capital in the project without any return on capital until after the project is completed, installed and successfully operating.
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
Energy Efficiency
Our Energy Efficiency business is focused on providing energy solutions to utilities, municipalities, and commercial, institutional, and industrial customers that deliver strong returns on investment by reducing energy costs, improving their operations, and benefiting the environment. Our Energy Efficiency area includes our EfficientLights, IES and EnergyLite businesses and brands. Our EfficientLights business is focused on bringing our EfficientLights branded LED-based lighting products to grocery, drug, and convenience stores. These LED lighting products include our largest volume product, our EfficientLights fixture for reach-in refrigerated cases, as well as lighting for walk-in storage coolers and open refrigerated display cases. Additionally, our EfficientLights business is in the process of developing and marketing LED-based parking lot lights. Our IES business designs and manufactures new LED-based lighting products for commercial, industrial and consumer applications. The business of IES includes turn-key product development, engineering, and manufacturing of solid state LED-based lights, including street lights, area lights, landscape lights, and other specialty lighting applications. In addition, IES’s product portfolio includes component parts, including power drivers, light engines, and thermal management solutions. IES provides its products directly to OEMs, electronics manufacturers, and retailers, either as component solutions or as turn-key products.
We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. These lights are primarily sold as retrofits for existing traditional lighting, although they are also sold for initial lighting installations. From time to time we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geographic scope. We also sell our LED lights to, and through, original equipment manufacturers, or “OEMs,” of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, including our LED-based parking lot light, we expect to employ a similar business model, although for the street light our customers will likely include utilities and municipalities.

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
Energy Services Business
Until recently, we conducted our Energy Services operations through our WaterSecure business. Through WaterSecure, we own a significant noncontrolling minority portion of the equity interests of MM 1995-2, an unconsolidated business. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. Prior to the sale, MM 1995-2 owned and operated water processing, recycling, and disposal facilities in northeastern Colorado, and the business served oil and natural gas production companies in that area.
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
The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Energy and Smart Grid Solutions business segment. As a result of these sales, our Energy Services segment ceased business activities in June 2011 and thus we will no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.
Recent Developments
On July 13, 2011, we announced that our PowerSecure subsidiary had been awarded $15 million of new orders, including an order for its Micro-grid system, as well as two orders to upgrade utility substations with PowerSecure SmartStation technology. We have invested in the development of both of these products as a means to serve its utility partners with industry-leading technologies that complement its traditional utility infrastructure products and services.

The $15 million of new orders include $7 million of IDG Smart Grid Power System orders, $6 million of Utility Infrastructure projects, and $2 million of LED lighting products. We expect the majority of these projects to be completed, and the revenue recognized, over the four quarters beginning with the third quarter of 2011, with the exception of $1 million of IDG system revenue related to a new long-term recurring revenue contract.
On June 2, 2011, we announced the sale of our non-core WaterSecure business and the exit of our PowerPackages business. As a result of the sale of the WaterSecure operations, which holds a minority interest in a water recycling and disposal business in Colorado, we received $25.6 million as our share of the initial distribution of the sales proceeds and in the near future we expect to receive additional sales proceeds that are being held in reserve for contingencies and proceeds from the liquidation of working capital. In addition, we may receive up to $1.4 million from the balance of the sales price which was placed into escrow for one year. This additional amount is subject to post-closing adjustments and the purchaser’s rights to these funds for contingencies that are outside of our control. As of the date of the close of the sale, the receipt of any portion of the escrow amount is not certain and therefore is not included in the gain we recorded on the sale. We recorded a pretax gain in the amount of $21.8 million during the three months ended June 30, 2011 for our share of the equity in the gain on the sale.
On June 2, 2011, we also announced that in conjunction with our on-going efforts to enhance our focus on our core business, we adopted a plan to exit the business and sell the assets of PowerPackages, which operates a medium speed engine business in our Energy and Smart Grid Solutions segment that we started in 2009 through the acquisition of inventory and equipment necessary to enter the business. We adopted this plan of disposition after evaluating the prospects for the PowerPackages business, current market conditions and our opportunities to focus our time and resources in other areas which have a higher potential to deliver near and mid-term revenue and profit growth.
We have initiated a plan to exit the PowerPackages business by December 31, 2011. During the three months ended June 30, 2011, we recorded pre-tax charges related to the PowerPackages exit plan in the amount of $2,075, which included a $1,692 inventory charge included in our cost of sales and a $383 loss from the write-down of long-lived assets associated with the business included in our general and administrative expenses, as proceeds from the disposition of the business are expected to be less than its carrying value. We also expect to incur additional employee and facility expenses in future periods during the course of the exit process. Additional costs of the wind-down activities could be significant, including the possible revision of the charges incurred in our second quarter of 2011, as we have not entered into any binding agreement to sell or dispose of the assets and business of PowerPackages. Additionally, there is no assurance we will be able to sell the assets, and if sold there is no assurance as to the timing or terms of any sale, including the net proceeds to the Company and any additional costs incurred during the course of the exit process.
The results of our PowerPackages operations, including the losses associated with the exit plan, will be reported in continuing operations in our consolidated financial statements until the dispositions of the business is complete and operations cease, at which time it will be reclassified in to discontinued operations for all prior and subsequent periods. Once the exit activities are completed, we expect that the exit of our PowerPackages business will result in savings of approximately $1.0 million in on-going expenses annually.

Financial Results Highlights
Our consolidated revenues during the second quarter 2011 increased by $0.5 million, or 1.6%, compared to our consolidated revenues during the second quarter 2010. The drivers of this quarter-over-quarter revenue increase were a 91.1% increase in revenues from our Utility Infrastructure products and services, partially offset by a 27.7% decrease in revenues from our Interactive Distributed Generation products and a 1.4% decrease in revenues from our Energy Efficiency business.
Our gross profit margin as a percentage of revenue was 25.4% during the second quarter 2011, a decrease of 7.3 percentage points compared to the second quarter 2010. The decline in gross profit margin was primarily driven by the $1.7 million inventory charge we recognized in cost of sales related to our planned exit from the PowerPackages business, as well as changes in the mix of projects and products completed in the second quarter 2011 compared to the second quarter 2010. Our operating expenses increased in the second quarter 2011 compared to the second quarter of 2010 due to investments we made in our Energy and Smart Grid Solutions Segment to drive and support our future growth, including expenses relating to new product development, engineering, facilities, personnel, selling expense, compensation expense in each of our Distributed Generation, Energy Efficiency, and Utility Infrastructure business areas, as well as additional depreciation expense resulting from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the second quarter 2011 increased by $1.2 million, or 13.0%, compared to our operating expenses during the second quarter 2010. During the remainder of 2011, we expect our operating costs to stabilize near levels at which we operated during the first half of 2011, and then to increase in 2012 and beyond, assuming economic conditions demonstrate sustained improvement and our revenues increase. However, the timing and the amount of this increase in operating expenses will depend on how much and how quickly economic conditions improve and the effects of such economic recovery on our revenues. While we anticipate that an improvement in the economic and financial conditions will lead to an improvement in our business and revenues, we cannot provide any assurance as to when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income. Over the long-term, we expect to continue to invest in operational infrastructure and sales and new business development to drive and support our growth.
Income from our Energy Services Segment, which consists of our management fees, equity income and gain from the sale of the WaterSecure operations, increased $21.5 million during the second quarter 2011 compared to the second quarter 2010, driven primarily by the $21.8 million gain we recorded on the sale of our WaterSecure operations in June 2011.
Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the second quarter 2011 was $17.3 million, or $0.90 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $1.0 million, or $0.06 per diluted share, for the second quarter 2010.
In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the second quarter 2011 was $17.3 million, or $0.90 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $1.3 million, or $0.07 per diluted share, for the second quarter 2010, which included $0.3 million, or $0.01 per diluted share, of income from discontinued operations for which there was no comparable amount in the second quarter 2011.
Our consolidated revenues during the six month period 2011 increased by $3.7 million, or 7.4%, compared to our consolidated revenues during the six month period 2010. The drivers of this quarter-over-quarter revenue increase were a 67.5% increase in revenues from our Utility Infrastructure products and services and a 1.7% increase in revenues from our Energy Efficiency business, partially offset by a 14.7% decrease in revenues from our Interactive Distributed Generation products.

Our gross profit margin as a percentage of revenue was 28.4% during the six month period 2011, a decrease of 7.1 percentage points compared to the six month period 2010. The decline in gross profit margin was driven by the $1.7 million inventory charge we recognized in cost of sales related to our planned exit from the PowerPackages business, as well as changes in the mix of projects and products completed in the six month period 2011 compared to the six month period 2010. Our operating expenses increased in the six month period 2011 compared to the six month period of 2010 due to investments we made in our Energy and Smart Grid Solutions Segment to drive and support our future growth, including expenses relating to new product development, engineering, facilities, personnel, selling expense, compensation expense in each of our Distributed Generation, Energy Efficiency, and Utility Infrastructure business areas, as well as additional depreciation expense resulting from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the six month period 2011 increased by $3.0 million, or 17.3%, compared to our operating expenses during the six month period 2010.
Income from our Energy Services Segment, which consists of our management fees, equity income and gain from the sale of the WaterSecure operations, increased $21.5 million during the six month period 2011 compared to the six month period 2010, driven primarily by the $21.8 gain we recorded on the sale of our WaterSecure operations in June 2011.
Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the six month period 2011 was $16.4 million, or $0.86 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $1.7 million, or $0.10 per diluted share, for the six month period 2010.
Our income from discontinued operations for the six month period 2011, consisting of the gain we recorded on the sale of Southern Flow, was $5.6 million, or $0.29 per diluted share. This compares to income from discontinued operations for the six month period 2010 of $0.8 million, or $0.04 per diluted share, which consisted of the operating results of Southern Flow during the six month period 2010.
In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the six month period 2011 was $22.0 million, or $1.15 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $2.5 million, or $0.14 per diluted share, for the six month period 2010.
As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2010 or our quarter ended June 30, 2011, will be indicative of our future results, especially in light of the current significant downturn in the economy and unfavorable credit and capital markets.

Backlog
As of the date of this report, our revenue backlog expected to be recognized after June 30, 2011 is $147 million. This includes revenue related to the new business announcement made by us on July 13, 2011, and approximately $8 million of additional new business which we were awarded in late July, and compares to $146 million of revenue backlog we reported on May 5, 2011 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:
Revenue Backlog to be recognized after June 30, 2011

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue — Near term	$62 Million	3Q11 through 1Q12
Project-based Revenue — Long term	$17 Million	2Q12 through 2013
Recurring Revenue	$68 Million	3Q11 through 2019

Revenue Backlog to be recognized after June 30, 2011	$147 Million

Note:	Anticipated revenue and estimated primary recognition periods are subject to risks and uncertanities as indicated in “Cautionary Note Regarding Forward-Looking Statements” above. Consistent with past practice, these amounts are not intended to constitute the Company’s total revenue over the indicated time periods, as the Company has additional, regular on-going revenues. Examples of additional, regular recurring revenues include revenues from the engineering fees, and service revenue, among others. Numbers may not add due to rounding.
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
Energy Services
Until recently, our Energy Services segment operated through our WaterSecure and Southern Flow subsidiaries. Our Southern Flow subsidiary was sold in January 2011 and the WaterSecure operations, which consisted of our equity investment in MM 1995-2 was sold in June 2011. The results of Southern Flow’s discontinued operations are excluded from our Energy Services segment for all periods presented in the information below. We continue to report our WaterSecure operations in our Energy Services segment, although we do not anticipate any on-going operating activity from our WaterSecure operations for financial periods after June 30, 2011.

Results of Operations
The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the second quarter 2011 and six month period 2011 compared to the second quarter 2010 and six month period 2010 excludes revenues, gross profit, and costs and expenses of our Southern Flow subsidiary, which we sold in January 2011 and is classified as a discontinued operation in our financial statements.
Second Quarter 2011 Compared to Second Quarter 2010
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

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Energy and SmartGrid Solutions:
Interactive Distributed Generation	$12,856	$17,779	$(4,923)	-27.7%
Utility Infrastructure	11,510	6,022	5,488	91.1%
Energy Efficiency	5,851	5,932	(81)	-1.4%

Total	$30,217	$29,733	$484	1.6%

Our consolidated revenues for the second quarter 2011 increased $0.5 million, or 1.6%, compared to the second quarter 2010 due to an increase in sales in our Utility Infrastructure products and services category, partially offset by decreases in sales in our Interactive Distributed Generation and Energy Efficiency products and services categories.
Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $0.5 million, or 1.6%, during the second quarter 2011 compared to the second quarter 2010. The increase in those revenues in the second quarter 2011 over the second quarter 2010 was primarily attributable to a $5.5 million, or 91.1%, increase in revenues from our Utility Infrastructure products and services, partially offset by a $4.9 million, or 27.7%, decrease in revenues from our Interactive Distributed Generation products and services and a $0.1 million, or 1.4%, decrease in revenues from our Energy Efficiency products and services. The decrease in our Interactive Distributed Generation product sales and services reflects an increase in the proportion of PowerSecure-owned recurring revenue projects compared to customer-owned systems from period-to-period. During the second quarter 2011, 19.5% of our distributed generation revenues were derived from recurring revenue sales, a substantial increase over the second quarter 2010 when 9.9% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those customers’ spending levels on transmission and distribution system maintenance and construction. The decrease in our Energy Efficiency sales and services in the second quarter 2011 compared the second quarter 2010 reflects a decrease in revenues from our EfficientLights LED lighting business partially offset by an increase in revenues from our IES LED lighting business operations.

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
Gross Profit and Gross Profit Margin
Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Energy and Smart Grid Solutions segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

Quarter Ended	Period-over-Period
June 30,	Difference
2011	2010	$	%
Energy and Smart Grid Solutions:

Cost of Sales	$22,547	$20,000	$2,547	12.7%

Gross Profit	$7,670	$9,733	$(2,063)	-21.2%

Gross Profit Margin	25.4%	32.7%
Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 12.7% increase in our consolidated cost of sales and services for the second quarter 2011, compared to the second quarter 2010, was driven by the increase in costs associated with the 1.6% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.
Our Energy and Smart Grid Solutions segment gross profit decreased $2.1 million, or 21.2%, in the second quarter 2011, compared to the second quarter 2010. As a percentage of revenue, our Energy and Smart Grid Solutions segment gross profit margin decreased by 7.3 percentage points in the second quarter 2011 compared to the second quarter 2010, to 25.4%. The decrease in our Energy and Smart Grid Solutions gross profit margin reflects the effects on costs of sales of the $1.7 million inventory charge we recognized in cost of sales related to our planned exit from the PowerPackages business as well as changes in the mix of projects and products completed in the second quarter 2011 compared to the second quarter 2010. In the long-term, however, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	The absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;
•	Our ability to improve our operating efficiency and benefit from economies of scale;
•	Our level of investments in our businesses, particularly for anticipated or new or business awards;
•	Improvements in technology and manufacturing methods and processes;
•	The mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;
•	Our ability to manage our materials and labor costs, including any future inflationary pressures;
•	The costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, as well as their operating performance;
•	The geographic density of our projects;
•	The selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;
•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;
•	Costs and expenses of business shutdowns, when they occur; and
•	Other factors described below under “—Fluctuations.”
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

Operating Expenses
Our operating expenses include general and administrative expense, selling, marketing and service expense, and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Consolidated Operating Expenses:
General and administrative	$8,509	$7,326	$1,183	16.1%
Selling, marketing and service	1,220	1,348	(128)	-9.5%
Depreciation and amortization	835	671	164	24.4%

Total	$10,564	$9,345	$1,219	13.0%

Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the second quarter 2011, our operating expenses increased due to investments in new product development, engineering, facilities, and personnel, as well as increases in selling expense, compensation expense, and increases in depreciation from capital deployed to support our recurring revenue business. In addition, we recorded a $383 charge related to the write-down of assets in conjunction with the exit of our PowerPackages business. Our operating expense investments were in support of, and driven by, increasing levels of revenue and identified new business opportunities in 2010 and the first six months of 2011. In the future, we expect to continue to make investments designed to support and drive our future business growth, subject to the general economic conditions demonstrating sustained improvement and our continuing positive expectations regarding our future growth opportunities. We expect our quarterly operating expense levels for the remainder of 2011 to be similar to our quarterly operating expenses during the second quarter 2011. In 2012 and beyond, if economic conditions continue to improve, we expect demand for our business to expand allowing us to grow our business and to invest in future business opportunities.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred primarily in our Energy and Smart Grid Solutions segment. During the second quarter 2011, our general and administrative expense also included the effects of the write-down of equipment in the amount of $383 as a result our plan to exit the PowerPackages business. The 16.1% increase in our consolidated general and administrative expenses in the second quarter 2011, as compared to the second quarter 2010, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities as well as the effects of the equipment write-down described above. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$4,730	$3,785	$945	25.0%
Vehicle lease and rental	583	474	109	23.0%
Equipment disposals and write-down	392	4	388	9700.0%
Insurance	156	244	(88)	-36.1%
Rent-office and equipment	228	235	(7)	-3.0%
Professional fees and consulting	160	282	(122)	-43.3%
Travel	245	287	(42)	-14.6%
Development costs	141	64	77	120.3%
Other	604	574	30	5.2%

Energy Services	—	—	—	n/m

Unallocated Corporate Costs	1,270	1,377	(107)	-7.8%

Total	$8,509	$7,326	$1,183	16.1%

The increase in our Energy and Smart Grid Solutions segment personnel costs and vehicle lease and rental costs during the second quarter 2011, as compared to the second quarter 2010, was due to staffing increases to support growth in our Energy and Smart Grid Solutions Segment and investments in new business opportunities. Other general and administrative expenses including professional and consulting fees, travel and other expenses decreased as a result of cost control efforts undertaken in the second quarter 2011. In the near-term, we expect our Energy and Smart Grid Solutions general and administrative expenses levels for the remainder of 2011 to be similar to our quarterly level during the second quarter 2011. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support long-term growth.
Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The decrease in unallocated corporate costs during the second quarter 2011 as compared to the second quarter 2010 was due to decreased incentive compensation costs and professional fees. We expect our quarterly unallocated corporate costs for the remainder of 2011 to remain consistent or increase slightly from the level we incurred during the second quarter 2011.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Energy and Smart Grid Solutions segment. The 9.5% decrease in selling, marketing and service expenses in the second quarter 2011, as compared to the second quarter 2010, was due to decreases in travel, advertising and promotion and to bad debt expense partially offset by increases in sales compensation incurred to stimulate revenue growth and respond to an increasing level of sales opportunities for our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$588	$583	$5	0.9%
Commission	413	310	103	33.2%
Travel	127	183	(56)	-30.6%
Advertising and promotion	46	177	(131)	-74.0%
Bad debt expense (recovery)	46	95	(49)	-51.6%

Energy Services	—	—	—	n/m

Total	$1,220	$1,348	$(128)	-9.5%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.
Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 24.4% increase in depreciation and amortization expenses in the second quarter 2011, as compared to the second quarter 2010, primarily reflects increased depreciation and amortization resulting from capital investments at our Energy and Smart Grid Solutions segment in the second half of 2010 and the first six months of 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Other Income and Expenses
Our other income and expenses include the gain on the sale of our WaterSecure operations, management fees and equity income earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(98)	(68)	(30)	-44.1%

Segment total	(98)	(68)	(30)

Energy Services:
Gain on sale of unconsolidated affiliate	21,786	—	21,786	n/m
Equity income	548	807	(259)	-32.1%
Management fees	114	142	(28)	-19.7%

Segment total	22,448	949	21,499

Unallocated Corporate:
Interest income and other income	22	23	(1)	-4.3%
Interest expense	(46)	(71)	25	35.2%
Income tax benefit (provision)	(2,339)	(228)	(2,111)	-925.9%

Segment total	(2,363)	(276)	(2,087)

Total	$19,987	$605	$19,382

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of assets and business of MM 1995-2 in June 2011. MM 1995-2 has deferred $4.0 million of the gain which will be recognized only when certain contingencies associated with the sale have been eliminated in the second quarter of 2012. Accordingly, our WaterSecure operations may recognize an additional gain in the second quarter of 2012 in the amount of up to $1.4 million, depending on the outcome of the contingencies.
Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. During the second quarter 2011, our equity income decreased by $259, or 32.1%, compared to the second quarter 2010 due to the sale of the WaterSecure operations on June 1, 2011. We do not expect to record any additional equity income from our ownership interest in the earnings of the WaterSecure operations in financial periods after June 30, 2011.
Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. Our Energy Services segment management fees decreased in the second quarter 2011 by $28, or 19.7%, compared to the second quarter 2010 due to the sale of the WaterSecure operations on June 1, 2011. We do not expect to record any additional management fees in financial periods after June 30, 2011.

Interest Income and Other Income. Interest income and other income for each segments consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased slightly during the second quarter 2011, as compared to the second quarter 2010. This slight decrease was attributable to a decline in our interest income resulting from declining interest rates earned on our cash and cash equivalent balances in the second quarter 2011 compared to the second quarter 2010. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest expense increased slightly during the second quarter 2011, as compared to the second quarter 2010. The increase in our interest expense reflects the increased borrowings under our credit facility during the second quarter 2011, partially offset by the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
Income Taxes. Historically, our current federal income tax expense has been modest, generally limited to federal alternative minimum tax, because of our consolidated net operating losses in prior years that are used to offset taxable income in current years. The income tax benefit or provision we record is the result of applying our expected annual effective tax rate by our net income or loss. Our effective tax rate and our income tax provision or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from tax positions as a result of a lapse of the applicable statute of limitations. The increase in our second quarter 2011 income tax provision compared to the second quarter 2010 reflects state income taxes on the sale of our WaterSecure operations together with the reduction of our net deferred tax assets and the elimination of our valuation allowance associated with utilization our net operating loss carryforwards. The gain from the sale of our WaterSecure operations has utilized the majority of our federal net operation loss carryforwards. This will result in an increase to our effective tax rate in future periods which we expect will approximate statutory rates.
Noncontrolling Interest. The noncontrolling ownership interests in the income or losses of our majority-owned subsidiaries is included in our consolidated statements of operations as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights which is consolidated in our financial statements. On April 30, 2010, we acquired the 33% noncontrolling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES. Accordingly, our noncontrolling interest for the three months ended June 30, 2011, consists solely of the results of IES while our noncontrolling interest for the three month ended June 30, 2010 consisted of the results of EfficientLights prior to April 30, 2010 and the results of IES for the entire quarter. As a result, these period-to-period comparisons of the aggregate amount of noncontrolling interests are not comparable.
The increase in the addition for the noncontrolling interest in the loss of IES in the second quarter 2011 compared to the second quarter 2010 is a result of start up and development expenses of IES. Similar results in the second quarter 2010 were partially offset by income related to the EfficientLights noncontrolling interest prior to the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010.

Six Month Period 2011 Compared to Six Month Period 2010
Revenues
The following table summarizes our Energy and Smart Grid Solutions segment revenues for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Energy and SmartGrid Solutions:
Interactive Distributed Generation	$24,059	$28,198	$(4,139)	-14.7%
Utility Infrastructure	19,087	11,393	7,694	67.5%
Energy Efficiency	10,784	10,602	182	1.7%

Total	$53,930	$50,193	$3,737	7.4%

Our consolidated revenues for the six month period 2011 increased $3.7 million, or 7.4%, compared to the six month period 2010 due to increases in sales in our Utility Infrastructure and Energy Efficiency products and services categories, partially offset by a decrease in our Interactive Distributed Generation products and services categories.
Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $3.7 million, or 7.4%, during the six month period 2011 compared to the six month period 2010. The increase in those revenues in the six month period 2011 over the six month period 2010 was primarily attributable to a $7.7 million, or 67.5%, increase in revenues from our Utility Infrastructure products and services and a $0.2 million, or 1.7%, increase in revenues from our Energy Efficiency products and services, partially offset by a $4.1 million, or 14.7%, decrease in revenues from our Interactive Distributed Generation products and services. The decrease in our Interactive Distributed Generation product sales and services reflects an increase in the proportion of PowerSecure-owned recurring revenue projects compared to customer-owned systems from period-to-period. During the six month period 2011, 18.1% of our distributed generation revenues were derived from recurring revenue sales, a substantial increase over the six month period 2010 when 11.7% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those customers’ spending levels on transmission and distribution system maintenance and construction. The increase in our Energy Efficiency sales and services in the six month period 2011 compared the six month period 2010 reflects the inclusion of revenues from our IES LED lighting business operations for the full six month period in 2011 versus just three months during 2010, due to its acquisition on April 1, 2010.

Gross Profit and Gross Profit Margin
The following tables summarizes our Energy and Smart Grid Solutions segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

Six Months Ended	Period-over-Period
June 30,	Difference
2011	2010	$	%

Energy and Smart Grid Solutions:

Cost of Sales	$38,601	$32,351	$6,250	19.3%

Gross Profit	$15,329	$17,842	$(2,513)	-14.1%

Gross Profit Margin	28.4%	35.5%
The 19.3% increase in our consolidated cost of sales and services for the six month period 2011, compared to the six month period 2010, was driven by the increase in costs associated with the 7.4% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.
Our Energy and Smart Grid Solutions segment gross profit decreased $2.5 million, or 14.1%, in the six month period 2011, compared to the six month period 2010. As a percentage of revenue, our Energy and Smart Grid Solutions segment gross profit margin decreased by 7.1 percentage points in the six month period 2011 compared to the six month period 2010, to 28.4%. The decrease in our Energy and Smart Grid Solutions gross profit margin reflects the $1.7 million inventory charge we recognized in cost of sales related to our planned exit from the PowerPackages business, as well as changes in the mix of projects and products completed in the six month period 2011 compared to the six month period 2010. In the long-term, however, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.
Operating Expenses
The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Consolidated Operating Expenses:
General and administrative	$16,428	$13,788	$2,640	19.1%
Selling, marketing and service	2,378	2,394	(16)	-0.7%
Depreciation and amortization	1,641	1,255	386	30.8%

Total	$20,447	$17,437	$3,010	17.3%

During the six month period 2011, our operating expenses increased due to investments in new product development, engineering, facilities, and personnel, as well as increases in selling expense, compensation expense, and increases in depreciation from capital deployed to support our recurring revenue business. Our operating expense investments were in support of, and driven by, increasing levels of revenue and identified new business opportunities in 2010 and early 2011. In the future, we expect to continue to make investments designed to support and drive our future business growth, subject to the general economic conditions demonstrating sustained improvement and our continuing positive expectations regarding our future growth opportunities.

General and Administrative Expenses. The 19.1% increase in our consolidated general and administrative expenses in the six month period 2011, as compared to the six month period 2010, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. Our general and administrative expense in the six month period 2011 also included the effects of the write-down of equipment in the amount of $383 as a result our plan to exit the PowerPackages business. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$9,228	$6,896	$2,332	33.8%
Vehicle lease and rental	1,093	863	230	26.7%
Equipment disposals and write-down	392	4	388	9700.0%
Insurance	304	521	(217)	-41.7%
Rent-office and equipment	458	434	24	5.5%
Professional fees and consulting	378	448	(70)	-15.6%
Travel	532	540	(8)	-1.5%
Development costs	302	84	218	259.5%
Other	1,274	1,294	(20)	-1.5%

Energy Services	—	—	—	n/m

Unallocated Corporate Costs	2,467	2,704	(237)	-8.8%

Total	$16,428	$13,788	$2,640	19.1%

The increase in our Energy and Smart Grid Solutions segment personnel costs, development costs and vehicle costs during the six month period 2011, as compared to the six month period 2010, were due to staffing increases to support growth in our Energy and Smart Grid Solutions Segment and investments in new business opportunities. Other general and administrative expenses including professional and consulting fees, travel and other expenses decreased as a result of cost control efforts undertaken in the six month period 2011. In the near-term, we expect our Energy and Smart Grid Solutions general and administrative expenses levels for the remainder of 2011 to be similar to our level during the six month period 2011. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support long-term growth.
The decrease in unallocated corporate costs during the six month period 2011 as compared to the six month period 2010 was due to decreased incentive compensation costs and professional fees. We expect our quarterly unallocated corporate costs for the remainder of 2011 to remain consistent or increase slightly from the level we incurred during the six month period 2011.

Selling, Marketing and Service Expenses. The slight decrease in selling, marketing and service expenses in the six month period 2011, as compared to the six month period 2010, was due to reductions in travel, advertising and promotion and to bad debt expense partially offset by increases in sales compensation incurred to stimulate revenue growth and respond to an increasing level of sales opportunities for our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$1,246	$1,082	$164	15.2%
Commission	644	596	48	8.1%
Travel	302	347	(45)	-13.0%
Advertising and promotion	144	294	(150)	-51.0%
Bad debt expense (recovery)	42	75	(33)	-44.0%

Energy Services	—	—	—	n/m

Total	$2,378	$2,394	$(16)	-0.7%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.
Depreciation and Amortization Expenses. The 30.8% increase in depreciation and amortization expenses in the six month period 2011, as compared to the six month period 2010, primarily reflects increased depreciation and amortization resulting from capital investments at our Energy and Smart Grid Solutions segment throughout the second half of 2010 and the six month period 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.
Other Income and Expenses
The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Six Months Ended		Period-over-Period
	June 30,		Difference
	2011	2010	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(187)	(138)	(49)	-35.5%

Segment total	(187)	(138)	(49)

Energy Services:
Gain on sale of unconsolidated affiliate	21,786	—	21,786	n/m
Equity income	1,559	1,837	(278)	-15.1%
Management fees	282	296	(14)	-4.7%

Segment total	23,627	2,133	21,494

Unallocated Corporate:
Interest income and other income	42	53	(11)	-20.8%
Interest expense	(99)	(142)	43	30.3%
Income tax benefit (provision)	(2,256)	(433)	(1,823)	-421.0%

Segment total	(2,313)	(522)	(1,791)

Total	$21,127	$1,473	$19,654

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of assets and business of MM 1995-2 in June 2011. MM 1995-2 has deferred $4.0 million of the gain which will be recognized only when certain contingencies associated with the sale have been eliminated in the second quarter of 2012. Accordingly, our WaterSecure operations may recognize an additional gain in the second quarter of 2012 in the amount of up to $1.4 million, depending on the outcome of the contingencies.
Equity Income. During the six month period 2011, our equity income decreased by $278, or 15.1%, compared to the six month period 2010 due to the sale of the WaterSecure operations on June 1, 2011. We do not expect to record any additional equity income from our ownership interest in the earnings of the WaterSecure operations in financial periods after June 30, 2011.
Management Fees. Our Energy Services segment management fees decreased in the six month period 2011 by $14, or 4.7%, compared to the six month period 2010 due to the sale of the WaterSecure operations on June 1, 2011. We do not expect to record any additional management fees in financial periods after June 30, 2011.
Interest Income and Other Income. In total, interest income and other income decreased by $11 during the six month period 2011, as compared to the six month period 2010. This decrease was attributable to a decline in our interest income resulting from declining interest rates earned on our cash and cash equivalent balances in the six month period 2011 compared to the six month period 2010. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
Interest Expense. In total, interest expense decreased slightly during the six month period 2011, as compared to the six month period 2010. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year, partially offset by the interest associated with our increased borrowings under our credit facility during the six month period 2011. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
Income Taxes. The increase in our six month period 2011 income tax provision compared to the six month period 2010 income tax provision was due to state income taxes on the sale of our WaterSecure operations together with the reduction of our deferred tax asset and the elimination of our valuation allowance associated with utilizing our net operating loss carryforwards. The gain from the sale of our WaterSecure operations has utilized the majority of our federal net operation loss carryforwards. This will result in an increase to our effective tax rate in future periods which we expect will approximate statutory rates.
Noncontrolling Interest. The addition for the noncontrolling interest in the loss of IES in the six month period 2011 is a result of start up and development expenses of IES, which we acquired on April 1, 2010. The reduction for the noncontrolling interest in the six month period 2010 is a result of income related to the EfficientLights noncontrolling interest prior to the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010 partially offset by the losses related to the IES noncontrolling interest subsequent to our acquisition of IES on April 1, 2010.

Fluctuations
Our revenues, expenses, margins, net income, cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the effects of general economic and financial conditions, including the ongoing challenges in the economy and the difficult capital and credit markets, and the potential for such economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;
•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increasing revenues from recurring revenue projects will require significant up-front capital expenditures and will protract revenue and profit recognition, while increasing our gross margins over the long-term, as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales and product and service revenue, in order to maintain current profits, cash flow, and to satisfy our financial covenants in our debt facilities and successfully finance the recurring portion of our business model;
•	our ability to maintain and grow our utility infrastructure revenues, and maintain and increase pricing, utilization rates, and productivity rates, given the significant levels of vehicles, tools, and labor in which we have invested and is required to serve utilities in this business area;
•	the recent sales of our Southern Flow business and our WaterSecure business, and the associated loss of revenues, cash flow and income from those businesses, and our ability to redeploy the proceeds from the sales productively and profitably into our core business;
•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our Energy Efficiency business unit in relation to third party manufacturing arrangements we have with vendors in China, and other component parts which have their origins in Japan;
•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;
•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, and finance capital required for recurring revenue projects and equipment for our utility infrastructure business;
•	our ability to implement our business plans and strategies and the development of new products and services the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;
•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;
•	variations in the length of our sales cycle and product and service delivery and construction process;
•	changes in the mix of products and services having differing margins;
•	changes in our operating expenses, including prices for materials including but not limited to copper, aluminum, and other raw materials, labor costs, and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability or inability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;
•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;
•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers, and the potential effect of such conditions on our results of operations;
•	the life cycles of our products and services, and competitive alternatives in the marketplace;
•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and difficult capital market conditions on capital projects and other spending items;
•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;
•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;
•	economic conditions and regulations in the energy industry, especially in the electricity, natural gas and oil sectors, including the effects of changes in energy prices and electricity pricing and utility tariffs;
•	changes in the prices charged by our suppliers;
•	the effects of governmental regulations and regulatory changes in our markets;
•	the effects of litigation, claims and other proceedings; and
•	our ability to make and obtain the expected benefits from the development of or acquisition of technology or businesses, and the costs related to such development or acquisitions.
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

Working Capital
At June 30, 2011, we had working capital of $81.2 million, including $36.1 million in cash and cash equivalents, compared to working capital of $54.5 million, including $8.2 million in cash and cash equivalents at December 31, 2010. Changes in the components of our working capital from December 31, 2010 to June 30, 2011 and from December 31, 2009 to June 30, 2010 are explained in greater detail below. At June 30, 2011 and December 31, 2010, we had $15.0 million and $20.0 million, respectively, of additional borrowing capacity from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios and a minimum cash balance, as discussed below.
Cash Flows
The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2011	2010

Net cash flows used in operating activities	$(11,723)	$(8,500)
Net cash flows provided by (used in) investing activities	32,817	(7,391)
Net cash provided by (used in) financing activities	6,852	(304)

Net increase (decrease) in cash and cash equivalents	$27,946	$(16,195)

Cash Used in Operating Activities
Cash used in operating activities consists primarily of net income adjusted for certain non-cash items including the gain on the sale of our unconsolidated affiliate, depreciation and amortization, stock-based compensation expenses and equity income. Cash used in operating activities also include operating cash distributions from our unconsolidated affiliate, cash distributions to the EfficientLights noncontrolling member, and the effect of changes in working capital and other activities.
Cash used in operating activities of $11.7 million for the six month period 2011 included the effects of the following:
•	our income from continuing operations of $16.0 million;
•	gain on sale of unconsolidated affiliate of $21.8 million;
•	non-cash charges of $1.6 million in depreciation and amortization;
•	stock-based compensation expense of $0.9 million;
•	non-cash deferred income tax expense of $1.2 million;
•	non-cash equity income from our WaterSecure operations of $1.6 million partially offset by cash distributions from those operations of $0.6 million;
•	non-cash loss on the write down of our PowerPackages equipment of $0.4 million;
•	an increase of $12.6 million in accounts receivable;
•	an increase of $1.0 million in inventories;
•	a net decrease of $2.0 million in other assets and liabilities
•	a decrease of $1.1 million of accounts payable; and
•	an increase of $3.5 million of accrued expenses.

Cash used in operating activities of $8.5 million for the six month period 2010 included the effects of the following:
•	our income from continuing operations of $1.9 million;
•	non-cash charges of $1.3 million in depreciation and amortization;
•	stock-based compensation expense of $1.0 million;
•	cash distributions to the noncontrolling member of EfficientLights of $0.9 million;
•	non-cash equity income from our WaterSecure operations of $1.8 million partially offset by cash distributions from those operations of $1.6 million;
•	an increase of $9.0 million in accounts receivable;
•	an increase of $5.4 million in inventories;
•	a net decrease of $0.8 million in other assets and liabilities
•	an increase of $2.0 million of accounts payable;
•	a decrease of $0.4 million of accrued expenses;
•	cash payments of $0.3 million on our restructuring obligations; and
•	cash provided by our discontinued operations of $1.0 million.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities was $32.8 million in the six month period 2011 and cash used by investing activities was $7.4 million in the six month period 2010. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the six month period 2011, we received $25.6 million from the sale of our WaterSecure operations, we received $16.5 million from the sale of our Southern Flow business, we used $7.6 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $1.7 million at our PowerSecure subsidiary principally to acquire operational assets. During the six month period 2010, we used $4.4 million to acquire a 67% ownership interest in IES, $1.2 million to purchase and install equipment at our recurring revenue distributed generation sites and $1.7 million at our PowerSecure subsidiary principally to acquire operational assets.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $6.9 million in the six month period 2011 and cash used in financing activities was $0.3 million in the six month period 2010. During the six month period 2011, we received $5.0 million from borrowings on our credit facility, we received $2.1 million from sale leaseback transactions, we received $0.1 million from the exercise of stock options and we used $0.4 million to repay our capital lease obligations. During the six month period 2010, we used $0.4 million to repay our capital lease obligations and we received $0.1 million from the exercise of stock options.
Capital Spending
Our capital expenditures during the six month period 2011 were approximately $9.3 million, of which we used $7.6 million to purchase and install equipment at our recurring revenue distributed generation sites, and $1.7 million to purchase equipment and other capital items at our PowerSecure subsidiary. Our capital expenditures during the six month period 2010 were approximately $2.9 million, of which we used $1.2 million to purchase and install equipment at our recurring revenue distributed generation sites, and $1.7 million to purchase equipment and other capital items at our PowerSecure subsidiary.

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

The credit facility is not subject to any borrowing base computations, but does contain certain financial covenants. Our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $62.0 million. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At June 30, 2011, we were in compliance with our financial covenant requirements. In addition, commencing March 31, 2012, our maximum leverage ratio cannot exceed 3.25 and our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period.
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
The maximum balance outstanding on the credit facility during the six months ended June 30, 2011 was $10.0 million. The balance outstanding on the credit facility at June 30, 2011 and December 31, 2010 was $10.0 million and $5.0 million, respectively. At August 4, 2011, the balance outstanding on the credit facility was $10.0 million. Under the amended provisions of our credit facility, we currently have an additional $15.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
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
Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at June 30, 2011 and December 31, 2010 was $4.1 million and $4.4 million, respectively, and consists entirely of our obligations under the equipment lease described above.
Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at June 30, 2011, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.
Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and in 2009 we entered into a non-compete agreement providing for on-going payments. At June 30, 2011, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.7 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of June 30, 2011, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2011	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$10,000	$—	$10,000	$—	$—
Capital lease obligations (2)	4,569	508	2,031	2,030	—
Operating leases	9,011	945	3,434	2,362	2,270
Deferred compensation (3)	2,661	—	—	—	2,661
Non-compete agreement	400	—	200	200	—
Series B preferred stock	104	104	—	—	—

Total	$26,745	$1,557	$15,665	$4,592	$4,931

(1)	Total repayments are based upon borrowings outstanding as of June 30, 2011, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Off-Balance Sheet Arrangements
During the second quarter 2011, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
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

Recent Accounting Pronouncements
Fair Value Measurements — In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, which amended Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This amended guidance clarifies the concepts applicable for fair value measurement of non-financial assets and also expands the disclosures for fair value measurements that are estimated using significant unobservable inputs used in a fair value measurement. This amended guidance will be effective for us on a prospective basis for reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.
Disclosures Relating To Comprehensive Income — In June 2011, the FASB issued ASU 2011-05, which is an amendment and update to ASC No. 220, Presentation of Comprehensive Income. This amendment will require an entity to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This amended guidance, which must be applied retroactively, will be effective for us for reporting periods beginning after December 15, 2011. We do not expect the adoption of this amended guidance to have a material effect on our financial position or results of operations or our financial statement presentation.
Revenue Recognition—Milestone Method — In April 2010, the FASB issued ASU No. 2010-17 — Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard became effective for us on a prospective basis commencing January 1, 2011. The adoption of this standard had no effect on our financial position or results of operations.
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
At June 30, 2011, our cash and cash equivalent balance was approximately $36.1 million and we had an outstanding balance on our credit facility of $10.0 million. Our cash equivalents are invested in a combination of bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or our borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which have not materially changed as of the date of this report, except for the modification of the following risk factors, which update and supersede the similar risk factors in our Annual Report on Form 10-K:
The recent sale of our non-core WaterSecure and Southern Flow businesses will reduce our revenues and profits in the near term and could adversely affect our financial results in the longer term.
The recent sales of our non-core WaterSecure and Southern Flow businesses in 2011 represent the completion of our strategy to monetize our non-core assets where beneficial in order to focus on our core Energy and Smart Grid Solutions businesses. We received net cash proceeds of approximately $25.6 million to date in connection with the sale of WaterSecure and $16.5 million in connection with the sale of Southern Flow. However, we will no longer receive the equity income and management fees from the WaterSecure business or the revenues, positive cash flows and positive earnings generated by the Southern Flow business. In 2010, for example, WaterSecure generated a combined $3.8 million in equity income and management fees and Southern Flow generated $19.4 million in revenues, $2.8 million in operating cash flow, and $2.5 million in operating income. We intend to deploy the cash proceeds from these sales into core business investments, with the goal of generating even higher revenues, cash flow and operating income from this capital in future periods than we believe those non-core businesses would have realized. However, there is no assurance that we will be able to find the appropriate business opportunities to invest such cash proceeds, or when those opportunities will arise, or how long it will take them to be financially successfully or how successful the financial results of those opportunities will be. Our failure to timely and successfully deploy the capital received from the monetization of our non-core businesses could have a material adverse impact on our financial condition and results of operations.
Our prior management of the water processing business, which we referred to as our WaterSecure operations, will continue to present risks to us even though it was sold in June 2011.
WaterSecure is our subsidiary that manages and holds a significant minority ownership interest in the private business that owned and conducted the WaterSecure operations until they were sold in June 2011. While there are no further WaterSecure operations being conducted and our primary responsibility as manager is the completion of the liquidation and dissolution of the underlying assets and business, our prior management of this business and our ongoing management of its winding up present risks to us inherent in the management of private enterprises. While there are no currently pending or overtly threatened claims or actions and we are unaware of any basis therefore, if any were to be made and if we were to fail to successfully defend against them, our financial condition and results of operations could be materially and adversely affected. Additionally, we have $1.4 million of purchase price proceeds that are in escrow and subject to claims by the purchaser for a twelve month period ending June 1, 2012.

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

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to liability under these sections, and is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.
Date: August 4, 2011	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: August 4, 2011	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary