Form 10-Q
period 2011-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2011-11-03
CIK 882154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2011, 18,965,612 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets — September 30, 2011 and December 31, 2010	3

Unaudited Consolidated Statements of Operations — For the Three and Nine Months Ended September 30, 2011 and September 30, 2010	5

Unaudited Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2011 and September 30, 2010	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	65

Item 1A. Risk Factors	65

Item 6. Exhibits	66

Signatures	67

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$32,692	$8,202
Trade receivables, net of allowance for doubtful accounts of $398 and $415, respectively	47,322	29,290
Assets of discontinued operations held for sale	—	12,183
Inventories	24,441	25,011
Current deferred income taxes	1,667	1,731
Prepaid expenses and other current assets	658	933

Total current assets	106,780	77,350

Property, plant and equipment:
Equipment	35,660	24,946
Furniture and fixtures	281	280
Land, building and improvements	5,874	5,720

Total property, plant and equipment, at cost	41,815	30,946

Less accumulated depreciation and amortization	7,485	5,899

Property, plant and equipment, net	34,330	25,047

Other assets:
Goodwill	7,970	7,970
Deferred income taxes, net of current portion	154	1,244
Restricted annuity contract	2,358	2,306
Intangible rights and capitalized software costs, net of accumulated amortization of $2,973 and $2,463, respectively	1,768	1,942
Investment in unconsolidated affiliate	195	4,346
Other assets	273	324

Total other assets	12,718	18,132

Total Assets	$153,828	$120,529

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,549	$8,438
Accrued and other liabilities	16,629	10,986
Liabilities of discontinued operations held for sale	—	1,411
Current income taxes payable	395	251
Current unrecognized tax benefit	287	954
Current portion of capital lease obligations	828	796

Total current liabilities	26,688	22,836

Long-term liabilites:
Revolving line of credit	10,000	5,000
Capital lease obligations, net of current portion	3,022	3,647
Unrecognized tax benefit	731	749
Other long-term liabilities	2,236	1,053

Total long-term liabilities	15,989	10,449

Commitments and contingencies (Notes 8 and 10)	—	—

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock — undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock — Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 18,965,612 and 18,701,614 shares issued and outstanding, respectively	190	187
Additional paid-in-capital	116,308	114,791
Accumulated deficit	(6,529)	(29,489)

Total PowerSecure International, Inc. stockholders’ equity	109,969	85,489
Noncontrolling interest	1,182	1,755

Total stockholders’ equity	111,151	87,244

Total Liabilities and Stockholders’ Equity	$153,828	$120,529

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$38,229	$26,316	$92,159	$76,509
Cost of sales	26,582	17,747	65,183	50,098

Gross profit	11,647	8,569	26,976	26,411

Operating expenses:
General and administrative	9,168	7,388	25,596	21,176
Selling, marketing and service	1,279	1,383	3,657	3,777
Depreciation and amortization	858	756	2,499	2,011

Total operating expenses	11,305	9,527	31,752	26,964

Operating income (loss)	342	(958)	(4,776)	(553)

Other income and (expenses):
Gain on sale of unconsolidated affiliate	44	—	21,830	—
Equity income from unconsolidated affiliate	—	598	1,559	2,435
Management fees	—	136	282	432
Interest income and other income	31	24	73	77
Interest expense	(168)	(177)	(454)	(457)

Income (loss) before income taxes	249	(377)	18,514	1,934
Income tax benefit (provision)	493	(42)	(1,763)	(475)

Income (loss) from continuing operations	742	(419)	16,751	1,459

Discontinued operations (Note 4):
Income from operations, net of tax	—	777	—	1,587
Gain on disposal, net of tax	—	—	5,636	—

Income from discontinued operations, net of tax	—	777	5,636	1,587

Net income	742	358	22,387	3,046
Less: Net (income) loss attributable to noncontrolling interest	230	132	573	(15)

Net income attributable to PowerSecure International, Inc.	$972	$490	$22,960	$3,031

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$972	$(287)	$17,324	$1,444
Income from discontinued operations, net of tax	0	777	5,636	1,587

Net income	$972	$490	$22,960	$3,031

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$0.05	$(0.01)	$0.92	$0.08
Income from discontinued operations	.00	0.04	0.30	0.09

Net income attributable to PowerSecure
International, Inc. common stockholders	$0.05	$0.03	$1.22	$0.17

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$0.05	$(0.01)	$0.91	$0.08
Income from discontinued operations	.00	0.04	0.29	0.08

Net income attributable to PowerSecure
International, Inc. common stockholders	$0.05	$0.03	$1.20	$0.16

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$22,387	$3,046
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unconsolidated affiliate	(21,830)	—
Income from discontinued operations	(5,636)	(1,587)
Depreciation and amortization	2,499	2,011
Stock compensation expense	1,376	1,270
Distributions to noncontrolling shareholder	—	(877)
Loss on write-down or disposal of equipment	420	29
Deferred income taxes	1,154	—
Equity in income of unconsolidated affiliate	(1,559)	(2,435)
Distributions from unconsolidated affiliate	1,537	2,225
Changes in operating assets and liabilities, net of effect of aquisiton:
Trade receivables, net	(18,032)	(5,927)
Inventories	570	(2,249)
Other current assets and liabilities	(248)	402
Other noncurrent assets and liabilities	1,163	429
Accounts payable	111	169
Restructuring charges	—	(325)
Accrued and other liabilities	5,537	(2,938)

Net cash used by continuing operations	(10,551)	(6,757)
Net cash provided by discontinued operations	—	1,808

Net cash used in operating activities	(10,551)	(4,949)

Cash flows from investing activities:
Acquisition	—	(4,413)
Purchases of property, plant and equipment	(13,743)	(3,695)
Additions to intangible rights and software development	(365)	(518)
Proceeds from sale of property, plant and equipment	12	21
Proceeds from sale of unconsolidated affiliate	25,974	—
Proceeds from sale of discontinued operations	16,515	—
Discontinued operations investing activities	—	(147)

Net cash provided by (used in) investing activities	28,393	(8,752)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	5,000	7,500
Proceeds from sale leaseback transactions	2,097	—
Payments on capital lease obligations	(593)	(563)
Proceeds from stock option exercises, net of shares tendered	144	1,263

Net cash provided by financing activities	6,648	8,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,490	(5,501)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,202	20,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,692	$14,668

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010 and
For the Three and Nine Month Periods Ended September 30, 2011 and 2010
(in thousands, except per share data)
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
Until recently, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure holds a significant noncontrolling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. See Note 5 for more information regarding the sale of MM 1995-2. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations in the accompanying consolidated financial statements. See Note 4 for more information regarding the sale of Southern Flow. The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Energy and Smart Grid Solutions business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011.
See Note 13 for more information concerning our reportable segments.

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
In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of September 30, 2011 and the consolidated results of our operations and cash flows for the three and nine months ended September 30, 2011 and September 30, 2010.
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
Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights. On April 30, 2010, we acquired the 33% noncontrolling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES which is consolidated in our financial statements. Accordingly, the noncontrolling interest for the three and nine months ended September 30, 2011 and for the three months ended September 30, 2010, consists solely of the noncontrolling shareholders’ interest in the results of IES, whereas the noncontrolling interest for the nine months ended September 30, 2010 consists of the noncontrolling shareholders’ interest in the results of EfficientLights through April 30, 2010 and the noncontrolling shareholders’ interest in the results of IES commencing April 1, 2010. As a result, period-to-period comparisons of the aggregate amount of noncontrolling interests are not necessarily comparable.

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the nine months ended September 30, 2011:

	Noncontrolling Interest
	EfficientLights	IES	Total

Balance, December 31, 2010	$—	$1,755	$1,755
Income (loss)	—	(573)	(573)
Distributions	—	—	—

Balance, September 30, 2011	$—	$1,182	$1,182

The following is a reconciliation of the amounts attributable to the noncontrolling interest for the nine months ended September 30, 2010:

	Noncontrolling Interest
	EfficientLights	IES	Total

Balance, December 31, 2009	$1,107	$—	$1,107
Capital contributions	—	2,187	2,187
Income (loss)	280	(265)	15
Distributions	(877)	—	(877)
Acquisition of noncontrolling interest	(510)	—	(510)

Balance, September 30, 2010	$—	$1,922	$1,922

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
Warranty Reserve — We provide a standard warranty for our distributed generation equipment, switchgear equipment, utility infrastructure equipment, and our Energy Efficiency unit’s lighting products, which range generally between one and five years. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities at September 30, 2011 and December 31, 2010 was $1,040 and $1,087, respectively.

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
Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended September 30, 2011 and 2010 was $450 and $282, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the nine months ended September 30, 2011 and 2010 was $1,376 and $1,270, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.
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
Subsequent Events—Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued and are classified as either “recognized subsequent events” or “non-recognized subsequent events.” We recognize and include in our financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. We disclose non-recognized subsequent events that provide evidence about conditions that arise after the balance sheet date but are not yet reflected in our financial statements when such disclosure is required to prevent the financial statements from being misleading. See further information regarding subsequent events in Note 12.
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
Testing Goodwill for Impairment — In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. This standard, which amends and updates guidance on the periodic testing of goodwill for impairment, provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that that the fair value of a reporting unit is less than its carrying amount. If so, then it is necessary to perform the two-step quantitative goodwill impairment test. This standard will be effective for us for reporting periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations or our financial statement presentation.
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

3. Earnings per Share
Basic earnings per share is computed by dividing net income attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options and warrants using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options and warrants in periods in which we reported a loss from continuing operations or in which the option or warrant exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 388,000 common shares issuable upon the exercise of in-the-money stock options were excluded from the diluted weighted average number of shares outstanding for the three months ended September 30, 2010 because their effect was antidilutive to our loss from continuing operations for that period.
The following table sets forth the calculation of basic and diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income (loss) from continuing operations	$972	$(287)	$17,324	$1,444
Income from discontinued operations	—	777	5,636	1,587

Net income	$972	$490	$22,960	$3,031

Basic weighted-average common shares outstanding in period	18,966	18,640	18,848	17,942
Add dilutive effects of stock options and warrants	197	—	274	505

Diluted weighted-average common shares outstanding in period	19,163	18,640	19,122	18,447

Basic earnings per common share:
Income from continuing operations	$0.05	$(0.01)	$0.92	$0.08
Income from discontinued operations	0.00	0.04	0.30	0.09

Basic earnings per common share	$0.05	$0.03	$1.22	$0.17

Diluted earnings per common share:
Income from continuing operations	$0.05	$(0.01)	$0.91	$0.08
Income from discontinued operations	0.00	0.04	0.29	0.08

Diluted earnings per common share	$0.05	$0.03	$1.20	$0.16

4. Discontinued Operations
On December 30, 2010, we entered into a purchase and sale agreement for the sale of Southern Flow which was part of our Energy Services segment. The sale closed on January 14, 2011, with an effective date of January 1, 2011. Pursuant to the terms of the purchase and sale agreement, Zedi, Inc., a Canadian corporation, through its wholly-owned subsidiary, purchased 100% of the stock of Southern Flow. Upon closing, we received cash proceeds of $16,515, consisting of a base purchase price of $15,550, and $965 for additional Southern Flow working capital conveyed in the transaction. We recorded a gain on the sale of Southern Flow, net of transaction costs and income tax benefit, in the amount of $5,636 during the nine months ended September 30, 2011. The sale of Southern Flow was made pursuant to our review of our strategic alternatives for our non-core businesses. The operations of Southern Flow have been included in our consolidated statements of operations as discontinued operations for all periods presented. Results of discontinued operations for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues	$—	$5,090	$—	$13,885
Operating expenses	—	4,302	—	12,245

Income before income taxes	—	788	—	1,640
Income tax provision	—	(11)	—	(53)

Income from operations	—	777	—	1,587
Gain on disposal	—	—	5,538	—
Income tax benefit on disposal	—	—	98	—

Income from discontinued operations	$—	$777	$5,636	$1,587

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

5. Investment in and Gain on Sale of Unconsolidated Affiliate
Through WaterSecure, we own a significant noncontrolling minority portion of the equity interests in MM 1995-2, which we account for under the equity method. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. Prior to the sale, MM 1995-2 owned and operated several water processing, recycling, and disposal facilities located in northeastern Colorado. In connection with the sale of the assets, MM 1995-2 paid off its long-term debt to facilitate the transfer of its assets to the buyer free and clear of any liens and retained its working capital. MM 1995-2 is in the process of collecting its remaining accounts receivable and paying off the remainder of its liabilities, including its accounts payable and other debts and obligations. MM 1995-2 made distributions of the sales proceeds and an initial distribution of cash proceeds from the liquidation of its working capital, subject to an appropriate reserve for its remaining debts and liabilities, to its shareholders, including the Company. An amount equal to $4.0 million of the cash purchase price owed to MM 1995-2 is being held in escrow for twelve months, subject to extension for claims relating to various representations and warranties by MM 1995-2 to the purchaser. MM 1995-2 intends to distribute to its shareholders any additional amounts of working capital that it collects as it deems appropriate and to distribute any amounts remaining in the escrow after the expiration of the one-year escrow period, on the same basis.
As a result of the sale of the WaterSecure operations, we received $26.0 million as our share of the sales and liquidation proceeds. In addition, we may receive up to $1.4 million from the balance of the sales price which was placed into escrow for one year. This additional amount is subject to the purchaser’s rights to these funds for contingencies that are outside of our control. At September 30, 2011, the receipt of any portion of the escrow amount is not certain and is therefore not included in the gain on the sale. We recognized a pretax gain in the amount of $21.8 million during the nine months ended September 30, 2011 for our share of the equity in the gain on the sale recorded by MM 1995-2. The amount of recognized pretax gain from the sale is subject to adjustment, pending the final liquidation of the remaining assets and liabilities retained by MM 1995-2, although we do not expect the adjustment amount, if any, to be significant.
As a Delaware statutory trust, MM 1995-2 is treated as a partnership for tax purposes. Accordingly, there is no tax provision associated with the income from operations or the gain on disposal recorded on the books of MM 1995-2. All tax attributes associated with the income generating activities of MM 1995-2 are passed on to the shareholders of MM 1995-2. The following table sets forth certain summarized financial information for MM 1995-2 at September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010:

	September 30,	December 31,
	2011	2010
Total current assets	$4,667	$3,753
Property, plant and equipment, net	—	11,616
Total other assets	—	4

Total assets	$4,667	$15,373

Total current liabilities	$4,146	$2,462
Long-term note payable	—	4,100
Total shareholders’ equity	521	8,811

Total liabilities and shareholders’ equity	$4,667	$15,373

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total revenues	$—	$4,221	$9,023	$13,552
Total costs and expenses	—	2,743	5,169	7,532

Income from operations	—	1,478	3,854	6,020
Gain on disposal	147	—	65,553	—

Net income	$147	$1,478	$69,407	$6,020

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
We have initiated actions to exit the PowerPackages business. Our targeted and currently estimated exit date is December 31, 2011. During the three months ended June 30, 2011, we recorded pre-tax charges related to the PowerPackages exit plan in the amount of $2,075, which included a $1,692 inventory charge included in our cost of sales and a $383 loss from the write-down of long-lived assets associated with the business included in our general and administrative expenses, as proceeds from the disposition of the business are expected to be less than its carrying value. During the three months ended September 30, 2011, we received $1,644 cash proceeds and gross margin of $435 from the sale of a portion of the inventory of PowerPackages and we recorded $537 of operating expenses related to the wind-down of the operations, including $363 of employee severance and related expenses associated with contractual obligations incurred in connection with our exit plan. During the remainder of 2011, we expect to receive additional proceeds from the sale of the remaining inventory and we expect to incur additional facility and related expenses, and potentially additional inventory adjustments, as we dispose of the remaining assets of PowerPackages.
The results of our PowerPackages operations, including the losses associated with the exit plan, will be reported in continuing operations in our consolidated financial statements until the dispositions of the business and assets is complete and operations cease, at which time it will be reclassified in to discontinued operations for all prior and subsequent periods.

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
The credit facility is not subject to any borrowing base computations, but does contain certain financial covenants. Our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $62.0 million. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At September 30, 2011, we were in compliance with our financial covenant requirements. In addition, commencing March 31, 2012, our maximum leverage ratio cannot exceed 3.25 and our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period.
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
The maximum balance outstanding on our credit facility during the three and nine months ended September 30, 2011 was $10.0 million. The balance outstanding on our credit facility at September 30, 2011 and December 31, 2010 was $10.0 million and $5.0 million, respectively. At September 30, 2011, we had an additional $15.0 million available to borrow under the amended provisions of our credit facility. At November 3, 2011, no balance was outstanding and we had $25.0 million available to borrow under our credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.
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

Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor. The balance of our capital lease obligations shown in the consolidated balance sheet at September 30, 2011 and December 31, 2010 consist entirely of our obligations under the equipment lease described above.
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
Stock Options — Net income for the three months ended September 30, 2011 and 2010 includes $59 and $85, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the nine months ended September 30, 2011 and 2010 includes $205 and $292, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of option activity for the nine months ended September 30, 2011 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2010	1,247	$5.98
Granted	20	5.45
Exercised	(291)	1.98
Expired	(33)	13.17
Forfeited	(31)	6.29

Balance, September 30, 2011	912	$6.98	5.26	n/m	(1)

Exercisable, September 30, 2011	712	$7.27	4.50	n/m	(1)

(1)	The exercise price of option exceeds the fair value of underlying stock.
A summary of option activity for the nine months ended September 30, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2009	1,627	$5.18
Granted	71	9.64
Exercised	(434)	3.35
Expired	(5)	17.38
Forfeited	(13)	9.55

Balance, September 30, 2010	1,246	$5.97	5.14	$3.29

Exercisable, September 30, 2010	945	$5.87	4.15	$3.39

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2011 and 2010 was $2.19 and $4.31, respectively. In each case, the fair value was measured using the Black-Scholes valuation model with the following assumptions:

	September 30,
	2011	2010
Expected stock price volatilility	44.8%	49.2%
Risk Free interest rate	1.48%	2.02%
Annual dividends	$—	$—
Expected life — employee options	5 years	5 years
Expected life — director options	n/a	n/a
The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of September 30, 2011 and December 31, 2010, there was $465 and $731, respectively, of total unrecognized compensation costs related to stock options. These costs at September 30, 2011 are expected to be recognized over a weighted average period of approximately 1.8 years.

During the three months ended September 30, 2011 and 2010, the total intrinsic value of stock options exercised was $0 and $2,409, respectively. Cash received, net of shares tendered, from stock option exercises for the three months ended September 30, 2011 and 2010 was $0 and $1,203, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2011 and 2010 was $62 and $52, respectively.
During the nine months ended September 30, 2011 and 2010, the total intrinsic value of stock options exercised was $1,642 and $2,760, respectively. Cash received, net of shares tendered, from stock option exercises for the nine months ended September 30, 2011 and 2010 was $144 and $1,453, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2011 and 2010 was $255 and $426, respectively.
Restricted Stock Awards — Net income for the three months ended September 30, 2011 and 2010 includes $391 and $197, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. Net income for the nine months ended September 30, 2011 and 2010 includes $1,171 and $978, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three and nine months ended September 30, 2011 and 2010 is included in general and administrative expenses in the accompanying consolidated statements of operations.
A summary of restricted stock award activity for the nine months ended September 30, 2011 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2010	478	$11.00
Granted	30	6.77
Vested	(87)	8.02
Forfeited	—	—

Balance, September 30, 2011	421	$11.31

A summary of restricted stock award activity for the nine months ended September 30, 2010 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2009	561	$10.36
Granted	21	9.56
Vested	(95)	7.27
Forfeited	—	—

Balance, September 30, 2010	487	$10.93

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
The fair value of employee and director restricted shares along with the cliff vesting restricted shares granted to officers are being amortized on a straight-line basis over the vesting period. The fair value of the performance-based restricted shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At September 30, 2011, the balance of unrecognized compensation cost related to unvested restricted shares was $1,028, which, assuming all future performance criteria will be met, we expect will be recognized over a weighted average period of approximately 0.8 years.
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
We have experienced performance issues with two types of component parts, in particular, which we are in the process of revolving: 1) a supplier of a substantial distributed generation system component indicated its warranty does not cover performance issues related to a component from another supplier which has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these matters, we have been actively working to correct and resolve the performance issues and have made progress, although we have not eliminated the risk related to these issues.
Given that we are in the process of addressing these performance issues, and the inherent uncertainty in assessing and quantifying the costs and nature of the resolution of these types of technical issues, at present we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, at this time we have not recorded any adjustment to our warranty reserve for these particular performance issues, other than an immaterial amount for certain minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.
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
11. Income Taxes
The income tax provision recorded at September 30, 2011 is our best estimate of our expected tax expense taking into consideration our current earnings, expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, changes in our deferred tax assets and liabilities, potential effects of adverse outcomes on tax positions we have taken and the benefits of tax positions taken for which the applicable statute of limitations has expired, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards and valuation allowance.

At December 31, 2010, we had a net deferred tax asset in the amount of $2,975, due primarily to the expected benefit associated with our net operating loss carryforwards. The gain on the sale of the WaterSecure operations in June 2011 (see Note 5) utilized the majority of our net operating loss carryforwards. As a result, the balance of our net deferred tax asset has been reduced and we have eliminated the valuation allowance related to expected utilization of our net operating losses. The effect of the reduction of our net deferred tax asset and elimination of our valuation allowance is included as a component of our current period income tax provision for the nine month period ended September 30, 2011.
12. Subsequent Events
On November 1, 2011, our Board of Directors authorized a stock repurchase program of up to $5 million in shares of the Company’s common stock, par value $.01 per share. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined in the discretion of the Company’s management based on its evaluation of market conditions and other factors. The stock repurchase program may continue for a period of up to 24 months, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of the Board of Directors.
13. Segment Information
Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Energy and Smart Grid Solutions, and Energy Services. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Our WaterSecure and Southern Flow businesses, which previously operated in our Energy Services segment, were sold in June 2011 and January 2011, respectively. As a result of these sales, we will no longer actively operate in the Energy Services segment in the future.
Energy and Smart Grid Solutions — Through our PowerSecure subsidiary we serve utilities and commercial, institutional, and industrial customers in the areas of Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency. Each of these PowerSecure subsidiary business units operates in a distinct market with distinct technical disciplines, but shares a common customer base, sales force, and administrative infrastructure with other PowerSecure subsidiary products and services and which we grow through shared resources and customer relationships. Accordingly, these units are included within our Energy and Smart Grid Solutions segment results; and
Energy Services — Until June 2011, we served customers in the oil and natural gas production business with water processing and disposal services through our WaterSecure subsidiary, which holds an equity investment in MM 1995-2. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operations. Similarly, the operations of our Southern Flow subsidiary, which previously was included in this segment, were sold in January 2011 pursuant to the execution of a purchase agreement in December 2010. Accordingly, the Southern Flow business has been discontinued and the results of its operations are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Energy and Smart Grid Solutions business segment. As a result of these sales, our Energy Services segment ceased business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

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

	Three Months Ended September 30, 2011
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total

Revenues	$38,229	$—	$—	$38,229
Cost of sales	26,582	—	—	26,582

Gross profit	11,647	—	—	11,647

Operating expenses:
General and administrative	7,862	—	1,306	9,168
Selling, marketing and service	1,279	—	—	1,279
Depreciation and amortization	858	—		858

Total operating expenses	9,999	—	1,306	11,305

Operating income (loss)	1,648	—	(1,306)	342

Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	44	—	44
Equity income	—	—	—	—
Management fees	—	—	—	—
Interest income and other income	—	—	31	31
Interest expense	(124)	—	(44)	(168)

Income (loss) before income taxes	$1,524	$44	$(1,319)	$249

Total capital expenditures	$4,800	$0	$0	$4,800

Total investment in unconsolidated affiliate	$0	$195	$0	$195

Total goodwill	$7,970	$0	$0	$7,970

Total assets	$118,622	$195	$35,011	$153,828

	Three Months Ended September 30, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$26,316	$—	$—	$26,316
Cost of sales	17,747	—	—	17,747

Gross profit	8,569	—	—	8,569

Operating expenses:
General and administrative	6,332	—	1,056	7,388
Selling, marketing and service	1,383	—	—	1,383
Depreciation and amortization	737	18	1	756

Total operating expenses	8,452	18	1,057	9,527

Operating income (loss)	117	(18)	(1,057)	(958)

Other income and (expenses):
Equity income	—	598	—	598
Management fees	—	136	—	136
Interest income and other income	—	—	24	24
Interest expense	(111)	—	(66)	(177)

Income (loss) before income taxes	$6	$716	$(1,099)	$(377)

Total capital expenditures	$1,291	$0	$0	$1,291

Total investment in unconsolidated affiliate	$0	$4,129	$0	$4,129

Total goodwill	$7,970	$0	$0	$7,970

	Nine Months Ended September 30, 2011
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total

Revenues	$92,159	$—	$—	$92,159
Cost of sales	65,183	—	—	65,183

Gross profit	26,976	—	—	26,976

Operating expenses:
General and administrative	21,823	—	3,773	25,596
Selling, marketing and service	3,657	—	—	3,657
Depreciation and amortization	2,468	30	1	2,499

Total operating expenses	27,948	30	3,774	31,752

Operating income (loss)	(972)	(30)	(3,774)	(4,776)

Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,830	—	21,830
Equity income	—	1,559	—	1,559
Management fees	—	282	—	282
Interest income and other income	—	—	73	73
Interest expense	(311)	—	(143)	(454)

Income (loss) before income taxes	$(1,283)	$23,641	$(3,844)	$18,514

Total capital expenditures	$14,108	$0	$0	$14,108

	Nine Months Ended September 30, 2010
	Energy and		Unallocated
	Smart Grid	Energy	Corporate
	Solutions	Services	Costs	Total
Revenues	$76,509	$—	$—	$76,509
Cost of sales	50,098	—	—	50,098

Gross profit	26,411	—	—	26,411

Operating expenses:
General and administrative	17,417	—	3,759	21,176
Selling, marketing and service	3,777	—	—	3,777
Depreciation and amortization	1,952	55	4	2,011

Total operating expenses	23,146	55	3,763	26,964

Operating income (loss)	3,265	(55)	(3,763)	(553)

Other income and (expenses):
Equity income	—	2,435	—	2,435
Management fees	—	432	—	432
Interest income and other income	—	—	77	77
Interest expense	(248)	—	(209)	(457)

Income (loss) before income taxes	$3,017	$2,812	$(3,895)	$1,934

Total capital expenditures	$4,212	$0	$1	$4,213

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of our consolidated results of operations for the three and nine month periods ended September 30, 2011, which we refer to as the third quarter 2011 and nine month period 2011, respectively, and the three and nine month periods ended September 30, 2010, which we refer to as the third quarter 2010 and nine month period 2010, respectively, and of our consolidated financial condition as of September 30, 2011 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
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
We previously conducted our non-core business through our Energy Services segment. Until recently, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure holds a significant noncontrolling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are now reflected as discontinued operations in the accompanying consolidated financial statements. The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Energy and Smart Grid Solutions business segment. As a result of these sales, our Energy Services segment ceased business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.
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
In the nine month period 2011, 80.9% of our distributed generation revenues consisted of customer-owned sales, and 19.1% of our distributed generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project and thus are more proximate to the time of the sale and our expenses of that project and generally larger in dollar amount in any particular period than sales of PowerSecure-owned projects, which can cause our consolidated revenues and profits to be more inconsistent from period-to-period as sales fluctuate. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are generally more consistent from period-to-period and have higher gross margins, while at the same time generating revenues and profits over a longer time period although smaller in dollar amount in any particular period, because the revenues and profits are recognized over the life of the contract. The PowerSecure-owned recurring revenue model also requires us to invest our own capital in the project without any return on capital until after the project is completed, installed and successfully operating.
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
We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. These lights are primarily sold as retrofits for existing traditional lighting, although they are also sold for initial lighting installations. From time to time we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geographic scope. We also sell our LED lights to, and through, original equipment manufacturers, or “OEMs,” of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, including our LED-based parking lot light, we expect to employ a similar business model.

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
Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights and expect to market other products in the future. We utilize the engineering and manufacturing capabilities of our IES team in the development of these products. These products are marketed to utilities and municipalities directly, and through third party distribution arrangements.
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
The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Energy and Smart Grid Solutions business segment. As a result of these sales, our Energy Services segment ceased business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.
Recent Developments
On November 3, 2011, we announced that our Board of Directors authorized a stock repurchase program of up to $5 million in shares of the Company’s common stock, par value $.01 per share. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined in the discretion of the Company’s management based on its evaluation of market conditions and other factors. The stock repurchase program may continue for a period of up to 24 months, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of the Board of Directors.

On October 11, 2011, we announced that our PowerSecure subsidiary had received $15 million of new business awards, including $9 million of orders for Interactive Distributed Generation® (IDG®) smart grid power systems, and $6 million of orders for utility infrastructure projects. The new IDG projects include awards to provide smart grid power systems to industrial customers, hospitals, and military facilities, and the new utility infrastructure projects include awards to provide several large utilities with transmission and distribution maintenance and upgrade services. All of this $15 million of new business is turn-key, project-based revenue, which the Company expects to recognize primarily during the fourth quarter of 2011 through the third quarter of 2012.
Financial Results Highlights
Our consolidated revenues during the third quarter 2011 increased by $11.9 million, or 45.3%, compared to our consolidated revenues during the third quarter 2010. The drivers of this quarter-over-quarter revenue increase were a 118.1% increase in revenues from our Utility Infrastructure products and services and a 46.1% increase in revenues from our Interactive Distributed Generation products, partially offset by a 24.5% decrease in revenues from our Energy Efficiency business.
Our gross profit margin as a percentage of revenue was 30.5% during the third quarter 2011, a decrease of 2.1 percentage points compared to the third quarter 2010. The decline in gross profit margin was driven by $0.8 million, or 2.0 percentage points, of additional fuel costs incurred to operate a PowerSecure-owned distributed generation system which serves a Midwest utility, due to record heat and high demand on the utility system during the months of July and August. In addition, gross profit margin variances were realized from changes in the mix of projects and products completed in the third quarter 2011 compared to the third quarter 2010. Our operating expenses increased in the third quarter 2011 compared to the third quarter of 2010 due to investments we made in our Energy and Smart Grid Solutions Segment to drive and support our future growth, including expenses relating to new product development, engineering, facilities, personnel, selling expense, compensation expense in each of our Distributed Generation, Energy Efficiency, and Utility Infrastructure business areas, as well as additional depreciation expense resulting from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the third quarter 2011 increased by $1.8 million, or 18.7%, compared to our operating expenses during the third quarter 2010. We expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues over time, and that growth will be dependent in large part upon future economic and market conditions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future improvements in economic and business conditions and the effects of such economic recovery on our revenues. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income. Over the long-term, we expect to continue to invest in operational infrastructure and sales and new business development to drive and support our growth.
Income from our Energy Services Segment, which consists of our management fees, equity income and gain from the sale of the WaterSecure operations, decreased $0.7 million during the third quarter 2011 compared to the third quarter 2010, due to the sale of our WaterSecure operations in June 2011 and the resulting discontinuance of management fees and equity income from those operations after the sale.
Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the third quarter 2011 was $1.0 million, or $0.05 per diluted share, compared to a loss from continuing operations attributable to PowerSecure International, Inc. shareholders of $0.3 million, or $(0.01) per diluted share, for the third quarter 2010.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the third quarter 2011 was $1.0 million, or $0.05 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $0.5 million, or $0.03 per diluted share, for the third quarter 2010, which included $0.8 million, or $0.04 per diluted share, of income from discontinued operations for which there was no comparable amount in the third quarter 2011.
Our consolidated revenues during the nine month period 2011 increased by $15.7 million, or 20.5%, compared to our consolidated revenues during the nine month period 2010. The drivers of this revenue increase were a 85.2% increase in revenues from our Utility Infrastructure products and services and a 5.2% increase in revenues from our Interactive Distributed Generation products, partially offset by a 8.3% decrease in revenues from our Energy Efficiency business.
Our gross profit margin as a percentage of revenue was 29.3% during the nine month period 2011, a decrease of 5.2 percentage points compared to the nine month period 2010. The decline in gross profit margin was driven by a $1.7 million inventory charge we recognized during the second quarter 2011 in cost of sales related to our planned exit from the PowerPackages business, $0.8 million of additional fuel costs incurred to operate a PowerSecure-owned distributed generation system which serves a Midwest utility, due to record heat and high demand on the utility system during the months of July and August, as well as changes in the mix of projects and products completed in the nine month period 2011 compared to the nine month period 2010. Our operating expenses increased in the nine month period 2011 compared to the nine month period of 2010 due to investments we made in our Energy and Smart Grid Solutions Segment to drive and support our future growth, including expenses relating to new product development, engineering, facilities, personnel, selling expense, compensation expense in each of our Distributed Generation, Energy Efficiency, and Utility Infrastructure business areas, as well as additional depreciation expense resulting from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during the nine month period 2011 increased by $4.8 million, or 17.8%, compared to our operating expenses during the nine month period 2010.
Income from our Energy Services Segment, which consists of our management fees, equity income and gain from the sale of the WaterSecure operations, increased $20.8 million during the nine month period 2011 compared to the nine month period 2010, driven primarily by the $21.8 million gain we recorded on the sale of our WaterSecure operations in June 2011.
Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the nine month period 2011 was $17.3 million, or $0.91 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $1.4 million, or $0.08 per diluted share, for the nine month period 2010.
Our income from discontinued operations for the nine month period 2011, consisting of the gain we recorded on the sale of Southern Flow, was $5.6 million, or $0.29 per diluted share. This compares to income from discontinued operations for the nine month period 2010 of $1.6 million, or $0.08 per diluted share, which consisted of the operating results of Southern Flow during the nine month period 2010.
In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the nine month period 2011 was $23.0 million, or $1.20 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $3.0 million, or $0.16 per diluted share, for the nine month period 2010.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2010 or our quarter ended September 30, 2011, will be indicative of our future results, especially in light of the current challenging conditions in the economy and in the credit and capital markets.
Backlog
As of the date of this report, our revenue backlog expected to be recognized after September 30, 2011 is $149 million. This includes revenue related to the new business announcement made by us on October 11, 2011, and approximately $14 million of additional new business which we were awarded in late October, and compares to $147 million of revenue backlog we reported on August 4, 2011 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:
Revenue Backlog to be recognized after September 30, 2011

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue — Near term	$59 Million	4Q11 through 2Q12
Project-based Revenue — Long term	$21 Million	3Q12 through 2013
Recurring Revenue	$69 Million	4Q11 through 2019

Revenue Backlog to be recognized after September 30, 2011	$149 Million
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
Results of Operations
The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the third quarter 2011 and nine month period 2011 compared to the third quarter 2010 and nine month period 2010 excludes revenues, gross profit, and costs and expenses of our Southern Flow subsidiary, which we sold in January 2011 and is classified as a discontinued operation in our financial statements.
Third Quarter 2011 Compared to Third Quarter 2010
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

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%
Energy and SmartGrid Solutions:
Interactive Distributed Generation	$19,999	$13,690	$6,309	46.1%
Utility Infrastructure	13,300	6,097	7,203	118.1%
Energy Efficiency	4,930	6,529	(1,599)	-24.5%

Total	$38,229	$26,316	$11,913	45.3%

Our consolidated revenues for the third quarter 2011 increased $11.9 million, or 45.3%, compared to the third quarter 2010 due to an increase in sales in our Interactive Distributed Generation and Utility Infrastructure products and services categories, partially offset by a decrease in sales in our Energy Efficiency products and services category.

Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $11.9 million, or 45.3%, during the third quarter 2011 compared to the third quarter 2010. The increase in those revenues in the third quarter 2011 over the third quarter 2010 was primarily attributable to a $7.2 million, or 118.1%, increase in revenues from our Utility Infrastructure products and services and a $6.3 million, or 46.1%, increase in revenues from our Interactive Distributed Generation products and services, partially offset by a $1.6 million, or 24.5%, decrease in revenues from our Energy Efficiency products and services. The increase in our Interactive Distributed Generation product sales and services reflects an increase in both our PowerSecure-owned recurring revenue projects and customer-owned system sales from period-to-period. During the third quarter 2011, 20.3% of our distributed generation revenues were derived from recurring revenue sales, a substantial increase over the third quarter 2010 when 13.0% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those customers’ spending levels on transmission and distribution system maintenance and construction. The decrease in our Energy Efficiency sales and services in the third quarter 2011 compared the third quarter 2010 reflects a decrease in revenues from both our EfficientLights and IES LED lighting business operations.
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
Gross Profit and Gross Profit Margin
Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Energy and Smart Grid Solutions segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%

Energy and Smart Grid Solutions:

Cost of Sales	$26,582	$17,747	$8,835	49.8%

Gross Profit	$11,647	$8,569	$3,078	35.9%

Gross Profit Margin	30.5%	32.6%
Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 49.8% increase in our consolidated cost of sales and services for the third quarter 2011, compared to the third quarter 2010, was driven by the increase in costs associated with the 45.3% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.

Our Energy and Smart Grid Solutions segment gross profit increased $3.1 million, or 35.9%, in the third quarter 2011, compared to the third quarter 2010. As a percentage of revenue, our Energy and Smart Grid Solutions segment gross profit margin decreased by 2.1 percentage points in the third quarter 2011 compared to the third quarter 2010, to 30.5%. The decrease in our Energy and Smart Grid Solutions gross profit margin reflects the effects on costs of sales of $0.8 million of additional fuel costs incurred to operate a PowerSecure-owned distributed generation system which serves a Midwest utility, due to record heat and high demand on the utility system during the months of July and August  , as well as changes in the mix of projects and products completed in the third quarter 2011 compared to the third quarter 2010. In the long-term, however, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.
Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:
•	The absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;
•	Our ability to improve our operating efficiency and benefit from economies of scale;
•	Our level of investments in our businesses, particularly for anticipated or new or business awards;
•	Improvements in technology and manufacturing methods and processes;
•	The mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;
•	Our ability to manage our materials and labor costs, including any future inflationary pressures;
•	The costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel and the amount of fuel utilized in their operation, as well as their operating performance;
•	The geographic density of our projects;
•	The selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;
•	The rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;
•	Costs and expenses of business shutdowns, when they occur; and
•	Other factors described below under “—Fluctuations.”
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

Operating Expenses
Our operating expenses include general and administrative expense, selling, marketing and service expense, and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%

Consolidated Operating Expenses:
General and administrative	$9,168	$7,388	$1,780	24.1%
Selling, marketing and service	1,279	1,383	(104)	-7.5%
Depreciation and amortization	858	756	102	13.5%

Total	$11,305	$9,527	$1,778	18.7%

Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the third quarter 2011, our operating expenses increased due to investments in new product development, engineering, facilities, and personnel, as well as increases in compensation expense and increases in depreciation from capital deployed to support our recurring revenue business. Our operating expense investments were in support of, and driven by, increasing levels of revenue and identified new business opportunities in 2010 and the first nine months of 2011. In the future, we expect to continue to make investments designed to support and drive our future business growth. We expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues over time, and that growth will be dependent in large part upon future economic and market conditions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future improvements in economic and business conditions and the effects of such economic recovery on our revenues. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred primarily in our Energy and Smart Grid Solutions segment. The 24.1% increase in our consolidated general and administrative expenses in the third quarter 2011, as compared to the third quarter 2010, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$5,331	$3,923	$1,408	35.9%
Vehicle lease and rental	647	491	156	31.8%
Equipment disposals and write-down	(8)	38	(46)	-121.1%
Insurance	198	268	(70)	-26.1%
Rent-office and equipment	220	248	(28)	-11.3%
Professional fees and consulting	156	241	(85)	-35.3%
Travel	276	282	(6)	-2.1%
Development costs	240	151	89	58.9%
Other	802	690	112	16.2%

Energy Services	—	—	—	n/m

Unallocated Corporate Costs	1,306	1,056	250	23.7%

Total	$9,168	$7,388	$1,780	24.1%

The increase in our Energy and Smart Grid Solutions segment personnel costs and vehicle lease and rental costs during the third quarter 2011, as compared to the third quarter 2010, was due to staffing increases to support growth in our Energy and Smart Grid Solutions Segment and investments in new business opportunities. Other general and administrative expenses including professional and consulting fees, travel and other expenses decreased as a result of cost control efforts undertaken earlier in 2011. In the near-term, we expect our Energy and Smart Grid Solutions general and administrative expenses levels to be similar to our quarterly level during the third quarter 2011. Over the long-term, we expect our expenses in these areas to further increase, although at lower growth rates than our revenues, at our Energy and Smart Grid Solutions segment as we continue to invest in and support long-term growth.
Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The increase in unallocated corporate costs during the third quarter 2011 as compared to the third quarter 2010 was due to increased stock compensation expense, personnel expense, incentive compensation costs and professional fees. We expect our quarterly unallocated corporate costs in the near-term to remain consistent with the level we incurred during the third quarter 2011.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Energy and Smart Grid Solutions segment. The 7.5% decrease in selling, marketing and service expenses in the third quarter 2011, as compared to the third quarter 2010, was due to decreases in travel, advertising and promotion expense, partially offset by increases in sales compensation incurred to stimulate revenue growth and respond to an increasing level of sales opportunities for our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%
Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$530	$620	$(90)	-14.5%
Commission	387	275	112	40.7%
Travel	144	228	(84)	-36.8%
Advertising and promotion	107	146	(39)	-26.7%
Bad debt and other expense	111	114	(3)	-2.6%

Energy Services	—	—	—	n/m

Total	$1,279	$1,383	$(104)	-7.5%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.
Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 13.5% increase in depreciation and amortization expenses in the third quarter 2011, as compared to the third quarter 2010, primarily reflects increased depreciation and amortization resulting from capital investments at our Energy and Smart Grid Solutions segment in the second half of 2010 and the first nine months of 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

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

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%
Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(124)	(111)	(13)	-11.7%

Segment total	(124)	(111)	(13)

Energy Services:
Gain on sale of unconsolidated affiliate	44	—	44	n/m
Equity income	—	598	(598)	-100.0%
Management fees	—	136	(136)	-100.0%

Segment total	44	734	(690)

Unallocated Corporate:
Interest income and other income	31	24	7	29.2%
Interest expense	(44)	(66)	22	33.3%
Income tax benefit (provision)	493	(42)	535	1273.8%

Segment total	480	(84)	564

Total	$400	$539	$(139)

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of assets and business of MM 1995-2 in June 2011. The balance recognized in the third quarter 2011 represents our minority ownership share of favorable purchase price adjustments recognized by MM 1995-2 during the third quarter 2011. In addition, MM 1995-2 has deferred $4.0 million of gain which will be recognized only when certain contingencies associated with the sale have been eliminated in the second quarter of 2012. Accordingly, our WaterSecure operations may recognize an additional gain in the second quarter of 2012 in the amount of up to $1.4 million, depending on the outcome of the contingencies.
Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. We recorded no equity income during the third quarter 2011 due to the sale of the WaterSecure operations on June 1, 2011.
Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. We recorded no management fees during the third quarter 2011 due to the sale of the WaterSecure operations on June 1, 2011.
Interest Income and Other Income. Interest income and other income for each segments consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income increased slightly during the third quarter 2011, as compared to the third quarter 2010. This slight increase was attributable to interest earned on a higher level of cash and cash equivalents balances in the third quarter 2011 compared to the third quarter 2010, partially offset by declining interest rates. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest expense decreased slightly during the third quarter 2011, as compared to the third quarter 2010. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year, partially offset by the interest associated with our increased borrowings under our credit facility during the third quarter 2011. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
Income Taxes. Historically, our current federal income tax expense has been modest, generally limited to federal alternative minimum tax, because of our consolidated net operating losses in prior years that are used to offset taxable income in current years. The income tax benefit or provision we record is the result of applying our expected annual effective tax rate by our net income or loss. Our effective tax rate and our income tax provision or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. The gain from the sale of our WaterSecure operations in June 2011 has utilized the majority of our federal net operation loss carryforwards and also resulted in a change in our valuation allowance on the net operating loss carryforwards. This resulted in an increase to our effective income tax rate in the current and future periods. The tax benefit recorded during the third quarter 2011 compared to the tax provision recorded in the third quarter 2010 was a result of a tax benefit recorded for the lapse of statute of limitations on uncertain tax positions taken in prior years partially offset by an increase in our effective income tax rate on current period earnings.
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
The increase in the addition for the noncontrolling interest in the loss of IES in the third quarter 2011 compared to the third quarter 2010 is a result of start up and development expenses of IES.

Nine Month Period 2011 Compared to Nine Month Period 2010
Revenues
The following table summarizes our Energy and Smart Grid Solutions segment revenues for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%

Energy and SmartGrid Solutions:
Interactive Distributed Generation	$44,058	$41,888	$2,170	5.2%
Utility Infrastructure	32,387	17,490	14,897	85.2%
Energy Efficiency	15,714	17,131	(1,417)	-8.3%

Total	$92,159	$76,509	$15,650	20.5%

Our consolidated revenues for the nine month period 2011 increased $15.7 million, or 20.5%, compared to the nine month period 2010 due to increases in sales in our Interactive Distributed Generation and Utility Infrastructure products and services categories, partially offset by a decrease in our Energy Efficiency products and services category.
Our Energy and Smart Grid Solutions segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Energy and Smart Grid Solutions segment revenues increased by $15.7 million, or 20.5%, during the nine month period 2011 compared to the nine month period 2010. The increase in those revenues in the nine month period 2011 over the nine month period 2010 was primarily attributable to a $14.9 million, or 85.2%, increase in revenues from our Utility Infrastructure products and services and a $2.2 million, or 5.2%, increase in revenues from our Interactive Distributed Generation products and services, partially offset by a $1.4 million, or 8.3%, decrease in revenues from our Energy Efficiency products and services. The increase in our Interactive Distributed Generation product sales and services reflects an 88.9% increase in our PowerSecure-owned recurring revenue projects during the nine month period 2011 compared to the nine month period 2010. During the nine month period 2011, 19.1% of our distributed generation revenues were derived from recurring revenue sales, a substantial increase over the nine month period 2010 when 12.2% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those customers’ spending levels on transmission and distribution system maintenance and construction. The decrease in our Energy Efficiency sales and services in the nine month period 2011 compared the nine month period 2010 reflects a decrease in sales from our EfficientLights subsidiary, partially offset by the inclusion of revenues from our IES LED lighting business operations for the full nine month period in 2011 versus just six months during 2010, due to its acquisition on April 1, 2010.

Gross Profit and Gross Profit Margin
The following tables summarizes our Energy and Smart Grid Solutions segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%

Energy and Smart Grid Solutions:

Cost of Sales	$65,183	$50,098	$15,085	30.1%

Gross Profit	$26,976	$26,411	$565	2.1%

Gross Profit Margin	29.3%	34.5%
The 30.1% increase in our consolidated cost of sales and services for the nine month period 2011, compared to the nine month period 2010, was driven by the increase in costs associated with the 20.5% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.
Our Energy and Smart Grid Solutions segment gross profit increased $0.6 million, or 2.1%, in the nine month period 2011, compared to the nine month period 2010. As a percentage of revenue, our Energy and Smart Grid Solutions segment gross profit margin decreased by 5.2 percentage points in the nine month period 2011 compared to the nine month period 2010, to 29.3%. The decrease in our Energy and Smart Grid Solutions gross profit margin reflects the $1.7 million inventory charge we recognized in cost of sales related to our planned exit from the PowerPackages business, $0.8 million of additional fuel costs incurred to operate a PowerSecure-owned distributed generation system which serves a Midwest utility, due to record heat and high demand on the utility system during the months of July and August, as well as changes in the mix of projects and products completed in the nine month period 2011 compared to the nine month period 2010. In the long-term, however, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.
Operating Expenses
The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%

Consolidated Operating Expenses:
General and administrative	$25,596	$21,176	$4,420	20.9%
Selling, marketing and service	3,657	3,777	(120)	-3.2%
Depreciation and amortization	2,499	2,011	488	24.3%

Total	$31,752	$26,964	$4,788	17.8%

During the nine month period 2011, our operating expenses increased due to investments in new product development, engineering, facilities, and personnel, as well as increases in compensation expense, and increases in depreciation from capital deployed to support our recurring revenue business. Our operating expense investments were in support of, and driven by, increasing levels of revenue and identified new business opportunities in 2010 and early 2011. In the future, we expect to continue to make investments designed to support and drive our future business growth, subject to the general economic conditions demonstrating sustained improvement and our continuing positive expectations regarding our future growth opportunities.

General and Administrative Expenses. The 20.9% increase in our consolidated general and administrative expenses in the nine month period 2011, as compared to the nine month period 2010, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. Our general and administrative expense in the nine month period 2011 also included the effects of the write-down of equipment in the amount of $383 as a result our plan to exit the PowerPackages business. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%
Segment G&A Expenses:
Energy and Smart Grid Solutions:
Personnel costs	$14,559	$10,820	$3,739	34.6%
Vehicle lease and rental	1,740	1,354	386	28.5%
Equipment disposals and write-down	384	42	342	814.3%
Insurance	502	788	(286)	-36.3%
Rent-office and equipment	678	682	(4)	-0.6%
Professional fees and consulting	534	689	(155)	-22.5%
Travel	808	822	(14)	-1.7%
Development costs	542	235	307	130.6%
Other	2,076	1,985	91	4.6%

Energy Services	—	—	—	n/m

Unallocated Corporate Costs	3,773	3,759	14	0.4%

Total	$25,596	$21,176	$4,420	20.9%

The increase in our Energy and Smart Grid Solutions segment personnel costs, development costs and vehicle costs during the nine month period 2011, as compared to the nine month period 2010, were due to staffing increases to support growth in our Energy and Smart Grid Solutions Segment and investments in new business opportunities. Other general and administrative expenses including professional and consulting fees, travel and other expenses decreased as a result of cost control efforts undertaken in the nine month period 2011. In the near-term, we expect our Energy and Smart Grid Solutions general and administrative expenses levels to be similar to our level during the nine month period 2011. Over the long-term, we expect our expenses in these areas to further increase at our Energy and Smart Grid Solutions segment as we continue to invest in and support long-term growth.

Selling, Marketing and Service Expenses. The 3.2% decrease in selling, marketing and service expenses in the nine month period 2011, as compared to the nine month period 2010, was due to reductions in travel, advertising and promotion and to bad debt expense partially offset by increases in sales compensation incurred to stimulate revenue growth and respond to an increasing level of sales opportunities for our Energy and Smart Grid Solutions segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%

Segment Selling, Marketing and Service:
Energy and Smart Grid Solutions:
Salaries	$1,776	$1,703	$73	4.3%
Commission	1,031	870	161	18.5%
Travel	446	575	(129)	-22.4%
Advertising and promotion	251	439	(188)	-42.8%
Bad debt and other expense	153	190	(37)	-19.5%

Energy Services	—	—	—	n/m

Total	$3,657	$3,777	$(120)	-3.2%

In the future, we expect our near-term and long-term Energy and Smart Grid Solutions segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.
Depreciation and Amortization Expenses. The 24.3% increase in depreciation and amortization expenses in the nine month period 2011, as compared to the nine month period 2010, primarily reflects increased depreciation and amortization resulting from capital investments at our Energy and Smart Grid Solutions segment throughout the second half of 2010 and the nine month period 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.
Other Income and Expenses
The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2011	2010	$	%

Other Segment Income and (Expenses):
Energy and Smart Grid Solutions:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(311)	(248)	(63)	-25.4%

Segment total	(311)	(248)	(63)

Energy Services:
Gain on sale of unconsolidated affiliate	21,830	—	21,830	n/m
Equity income	1,559	2,435	(876)	-36.0%
Management fees	282	432	(150)	-34.7%

Segment total	23,671	2,867	20,804

Unallocated Corporate:
Interest income and other income	73	77	(4)	-5.2%
Interest expense	(143)	(209)	66	31.6%
Income tax benefit (provision)	(1,763)	(475)	(1,288)	-271.2%

Segment total	(1,833)	(607)	(1,226)

Total	$21,527	$2,012	$19,515

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of assets and business of MM 1995-2 in June 2011. MM 1995-2 has deferred $4.0 million of gain which will be recognized only when certain contingencies associated with the sale have been eliminated in the second quarter of 2012. Accordingly, our WaterSecure operations may recognize an additional gain in the second quarter of 2012 in the amount of up to $1.4 million, depending on the outcome of the contingencies.
Equity Income. During the nine month period 2011, our equity income decreased by $876, or 36.0%, compared to the nine month period 2010 due to the sale of the WaterSecure operations on June 1, 2011. We do not expect to record any additional equity income from our ownership interest in the earnings of the WaterSecure operations in financial periods after June 30, 2011.
Management Fees. Our Energy Services segment management fees decreased in the nine month period 2011 by $150, or 34.7%, compared to the nine month period 2010 due to the sale of the WaterSecure operations on June 1, 2011. We do not expect to record any additional management fees in financial periods after June 30, 2011.
Interest Income and Other Income. In total, interest income and other income decreased slightly during the nine month period 2011, as compared to the nine month period 2010. This decrease was attributable to a decline in our interest income resulting from declining interest rates earned on our cash and cash equivalent balances in the nine month period 2011 compared to the nine month period 2010. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.
Interest Expense. In total, interest expense decreased slightly during the nine month period 2011, as compared to the nine month period 2010. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year, partially offset by the interest associated with our increased borrowings under our credit facility during the nine month period 2011. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Energy and Smart Grid Solutions segment.
Income Taxes. The increase in our nine month period 2011 income tax provision compared to the nine month period 2010 income tax provision was due to state income taxes on the sale of our WaterSecure operations together with the reduction of our deferred tax asset and the elimination of our valuation allowance associated with utilizing our net operating loss carryforwards. The gain from the sale of our WaterSecure operations has utilized the majority of our federal net operation loss carryforwards and also resulted in a change in our valuation allowance on the net operating loss carryforwards. This resulted in an increase to our effective income tax rate in the current and future periods. The increase in our income tax provision during the nine month period 2011 compared to the nine month period 2010 was a result of the increase in our effective income tax rate.
Noncontrolling Interest. The addition for the noncontrolling interest in the loss of IES in the nine month period 2011 is a result of start up and development expenses of IES, which we acquired on April 1, 2010. The reduction for the noncontrolling interest in the nine month period 2010 is a result of income related to the EfficientLights noncontrolling interest prior to the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010, partially offset by the losses related to the IES noncontrolling interest subsequent to our acquisition of IES on April 1, 2010.

Fluctuations
Our revenues, expenses, margins, net income, cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, without limitation, the following:
•	the effects of general economic and financial conditions, including the ongoing challenges in the economy and the difficult capital and credit markets, and the potential for such economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;
•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of project phases of completion, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
•	our ability to increase our revenues through long-term recurring revenue projects, recognizing that increasing revenues from recurring revenue projects will require significant up-front capital expenditures and will protract revenue and profit recognition, while increasing our gross margins over the long-term, as well as our ability to sell, complete, and recognize satisfactory levels of quarterly revenue and profits related to our project-based sales and product and service revenue, in order to maintain current profits, cash flow, and to satisfy our financial covenants in our debt facilities and successfully finance the recurring portion of our business model;
•	our ability to maintain and grow our utility infrastructure revenues, and maintain and increase pricing, utilization rates, and productivity rates, given the significant levels of vehicles, tools, and labor in which we have invested and is required to serve utilities in this business area;
•	the recent sales of our Southern Flow business and our WaterSecure business, and the associated loss of revenues, cash flow and income from those businesses, and our ability to redeploy the proceeds from the sales productively and profitably into our core business;
•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our Energy Efficiency business unit in relation to third party manufacturing arrangements we have with vendors in China, and other component parts which have their origins in Japan;
•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;
•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, and finance capital required for recurring revenue projects and equipment for our utility infrastructure business;

•	our ability to implement our business plans and strategies and the development of new products and services the timing of such implementation;
•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;
•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;
•	variations in the length of our sales cycle and product and service delivery and construction process;
•	changes in the mix of products and services having differing margins;
•	changes in our operating expenses, including prices for materials including but not limited to copper, aluminum, and other raw materials, labor costs, and other components of our products and services, fuel prices and volumes of fuel utilized in our operations including diesel, natural gas, oil and gasoline, and our ability or inability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;
•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on current tax expense, future tax expense, and balance sheet account balances;
•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers, and the potential effect of such conditions on our results of operations;
•	the life cycles of our products and services, and competitive alternatives in the marketplace;
•	budgeting cycles of utilities and other industrial, commercial, and institutional customers, including impacts of the current downturn in the economy and difficult capital market conditions on capital projects and other spending items;
•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;
•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;
•	economic conditions and regulations in the energy industry, especially in the electricity, natural gas and oil sectors, including the effects of changes in energy prices and electricity pricing and utility tariffs;
•	changes in the prices charged by our suppliers;
•	the effects of governmental regulations and regulatory changes in our markets;
•	the effects of litigation, claims and other proceedings; and
•	our ability to make and obtain the expected benefits from the development of or acquisition of technology or businesses, and the costs related to such development or acquisitions.
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

Working Capital
At September 30, 2011, we had working capital of $80.1 million, including $32.7 million in cash and cash equivalents, compared to working capital of $54.5 million, including $8.2 million in cash and cash equivalents at December 31, 2010. Changes in the components of our working capital from December 31, 2010 to September 30, 2011 and from December 31, 2009 to September 30, 2010 are explained in greater detail below. At September 30, 2011 and December 31, 2010, we had $15.0 million and $20.0 million, respectively, of additional borrowing capacity from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios and a minimum cash balance, as discussed below.
Cash Flows
The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010

Net cash flows used in operating activities	$(10,551)	$(4,949)
Net cash flows provided by (used in) investing activities	28,393	(8,752)
Net cash provided by financing activities	6,648	8,200

Net increase (decrease) in cash and cash equivalents	$24,490	$(5,501)

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
Cash used in operating activities of $10.6 million for the nine month period 2011 included the effects of the following:
•	our income from continuing operations of $16.8 million;
•	gain on sale of unconsolidated affiliate of $21.8 million;
•	non-cash charges of $2.5 million in depreciation and amortization;
•	stock-based compensation expense of $1.4 million;
•	non-cash deferred income tax expense of $1.2 million;
•	non-cash equity income from our WaterSecure operations of $1.6 million partially offset by cash distributions from those operations of $1.5 million;
•	non-cash loss on the write down of our PowerPackages equipment of $0.4 million;
•	an increase of $18.0 million in accounts receivable;
•	a decrease of $0.6 million in inventories;
•	a net decrease of $0.9 million in other assets and liabilities
•	an increase of $0.1 million of accounts payable; and
•	an increase of $5.5 million of accrued expenses.

Cash used in operating activities of $4.9 million for the nine month period 2010 included the effects of the following:
•	our income from continuing operations of $1.5 million;
•	non-cash charges of $2.0 million in depreciation and amortization;
•	stock-based compensation expense of $1.3 million;
•	cash distributions to the noncontrolling member of EfficientLights of $0.9 million;
•	non-cash equity income from our WaterSecure operations of $2.4 million partially offset by cash distributions from those operations of $2.2 million;
•	an increase of $5.9 million in accounts receivable;
•	an increase of $2.2 million in inventories;
•	a net decrease of $0.8 million in other assets and liabilities
•	an increase of $0.2 million of accounts payable;
•	a decrease of $2.9 million of accrued expenses;
•	cash payments of $0.3 million on our restructuring obligations; and
•	cash provided by our discontinued operations of $1.8 million.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities was $28.4 million in the nine month period 2011 and cash used by investing activities was $8.8 million in the nine month period 2010. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the nine month period 2011, we received $26.0 million from the sale of our WaterSecure operations, we received $16.5 million from the sale of our Southern Flow business, we used $11.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $2.7 million at our PowerSecure subsidiary principally to acquire operational assets. During the nine month period 2010, we used $4.4 million to acquire a 67% ownership interest in IES, $1.7 million to purchase and install equipment at our recurring revenue distributed generation sites and $2.5 million at our PowerSecure subsidiary principally to acquire operational assets.
Cash Provided by Financing Activities
Cash provided by financing activities was $6.6 million in the nine month period 2011 and cash provided by financing activities was $8.2 million in the nine month period 2010. During the nine month period 2011, we received $5.0 million from borrowings on our credit facility, we received $2.1 million from sale leaseback transactions, we received $0.1 million from the exercise of stock options and we used $0.6 million to repay our capital lease obligations. During the nine month period 2010, we received $7.5 million from borrowings on our credit facility, we received $1.3 million from the exercise of stock options and we used $0.6 million to repay our capital lease obligations.
Capital Spending
Our capital expenditures during the nine month period 2011 were approximately $14.1 million, of which we used $11.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and $2.7 million to purchase equipment and other capital items at our PowerSecure subsidiary. Our capital expenditures from our continuing operations during the nine month period 2010 were approximately $4.2 million, of which we used $1.7 million to purchase and install equipment at our recurring revenue distributed generation sites, and $2.5 million to purchase equipment and other capital items at our PowerSecure subsidiary.

We anticipate making capital expenditures of approximately $15-16 million in 2011, although customer demand for our Interactive Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support the growth of our Energy and Smart Grid Solutions segment.
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

The credit facility is not subject to any borrowing base computations, but does contain certain financial covenants. Our minimum asset coverage must be in excess of 1.25, where our asset coverage is defined as the summation of 80% of the book value of accounts receivable plus 60% of the book value of inventory plus 50% of the book value of net fixed assets, divided by total funded debt outstanding. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, equal to approximately $62.0 million. Finally, our debt to worth ratio, which is the ratio of our total consolidated indebtedness to our consolidated tangible net worth, cannot exceed 1.5 to 1.0 at the end of any quarter. At September 30, 2011, we were in compliance with our financial covenant requirements. In addition, commencing March 31, 2012, our maximum leverage ratio cannot exceed 3.25 and our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period.
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
The maximum balance outstanding on our credit facility during the three and nine months ended September 30, 2011 was $10.0 million. The balance outstanding on our credit facility at September 30, 2011 and December 31, 2010 was $10.0 million and $5.0 million, respectively. At September 30, 2011, we had an additional $15.0 million available to borrow under the amended provisions of our credit facility. At November 3, 2011, no balance was outstanding and we had $25.0 million available to borrow under our credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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
Under the lease guaranty, we have unconditionally guaranteed the obligations of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at September 30, 2011 and December 31, 2010 was $3.9 million and $4.4 million, respectively, and consists entirely of our obligations under the equipment lease described above.
Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at September 30, 2011, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments
We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and in 2009 we entered into a non-compete agreement providing for on-going payments. At September 30, 2011, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.0 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of September 30, 2011, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2011	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$10,000	$—	$10,000	$—	$—
Capital lease obligations (2)	4,315	254	2,031	2,030	—
Operating leases	8,539	473	3,434	2,362	2,270
Deferred compensation (3)	2,661	—	—	—	2,661
Non-compete agreement	400	—	200	200	—
Series B preferred stock	104	104	—	—	—

Total	$26,019	$831	$15,665	$4,592	$4,931

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2011, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.
Off-Balance Sheet Arrangements
During the third quarter 2011, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.
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
Testing Goodwill for Impairment — In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. This standard, which amends and updates guidance on the periodic testing of goodwill for impairment, provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that that the fair value of a reporting unit is less than its carrying amount. If so, then it is necessary to perform the two-step quantitative goodwill impairment test. This standard will be effective for us for reporting periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations or our financial statement presentation.

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

At September 30, 2011, our cash and cash equivalent balance was approximately $32.7 million and we had an outstanding balance on our credit facility of $10.0 million. Our cash equivalents are invested in a combination of bank deposits, money market or U.S. government mutual funds, short-term time deposits, and government agency and corporate obligations, or similar kinds of instruments, the income of which generally increases or decreases in proportion to increases or decreases, respectively, in interest rates. We do not believe that changes in interest rates have had a material impact on us in the past or are likely to have a material impact on us in the foreseeable future. For example, a change of 1% (100 basis points) in the interest rate on either our investments or our borrowings would not have a material impact on our financial condition, results of operations or cash flow. While we believe we have our cash and cash equivalents invested in relatively risk-free investments, the current capital market crisis make it difficult to accurately assess the risk of each of our holdings. This risk includes, but is not limited to, bank deposits in excess of FDIC insurance limits.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The recent sales of our non-core WaterSecure and Southern Flow businesses in 2011 represent the completion of our strategy to monetize our non-core assets where beneficial in order to focus on our core Energy and Smart Grid Solutions businesses. We received net cash proceeds of approximately $26.0 million to date in connection with the sale of WaterSecure and $16.5 million in connection with the sale of Southern Flow. However, we will no longer receive the equity income and management fees from the WaterSecure business or the revenues, positive cash flows and positive earnings generated by the Southern Flow business. In 2010, for example, WaterSecure generated a combined $3.8 million in equity income and management fees and Southern Flow generated $19.4 million in revenues, $2.8 million in operating cash flow, and $2.5 million in operating income. We intend to deploy the cash proceeds from these sales into core business investments, with the goal of generating even higher revenues, cash flow and operating income from this capital in future periods than we believe those non-core businesses would have realized. However, there is no assurance that we will be able to find the appropriate business opportunities to invest such cash proceeds, or when those opportunities will arise, or how long it will take them to be financially successfully or how successful the financial results of those opportunities will be. Our failure to timely and successfully deploy the capital received from the monetization of our non-core businesses could have a material adverse impact on our financial condition and results of operations.
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

(101.INS	)*	XBRL Instance Document

(101.SCH	)*	XBRL Taxonomy Extension Schema Document

(101.CAL	)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF	)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB	)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE	)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to liability under these sections, and is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: November 3, 2011	By:	/s/ Sidney Hinton Sidney Hinton
President and Chief Executive Officer

Date: November 3, 2011	By:	/s/ Christopher T. Hutter Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Assistant Secretary