Form 10-K
period 2011-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2012-03-08
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-12014

POWERSECURE INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1169358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1609 Heritage Commerce Court

Wake Forest, North Carolina 27587

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (919) 556-3056

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

    Yes   ☐     No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $128,528,093.50, based upon the last sale price of the Common Stock on such date as reported on The NASDAQ Global Select Market.

As of March 1, 2012, 18,908,412 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•

our prospects, including our future business, revenues, expenses, net income, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•

the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

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

•

the effects on our financial condition, results of operations and prospects of the sales of our non-core businesses and our ability to effectively and profitably redeploy the proceeds of those sales in our core business;

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

•

fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses during fiscal 2011 our tax expense in future years will likely approximate prevailing statutory tax rates;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors,” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Company Overview

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities and to their large commercial, institutional and industrial customers.

We conduct our core operations through our Utility and Energy Technologies segment, which is the only segment that we have strategically focused on investing in and growing for the last several years. Our Energy Services segment contained our non-core business operations, which we have been opportunistically divesting in recent years, with the final divestitures completed in 2011.

Our Utility and Energy Technologies segment, which was formerly named our Energy and Smart Grid Solutions segment, consists of our three primary product and service areas: our Interactive Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver and utilize electricity more efficiently.

Our strategy is focused on growing these three product and service areas because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. These three product and service areas share a number of common or complementary utility relationships and customer types, common sales and overhead resources, and common facilities. However, we discuss and distinguish our Utility and Energy Technologies business among the three product and service areas due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering and intellectual capital.

Our Utility and Energy Technologies segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Randleman, North Carolina, McDonough, Georgia and Anderson, South Carolina areas. The locations of our sales organization and field employees for this segment are generally in close proximity to the utilities and the commercial, industrial and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow,” and WaterSecure Holdings, Inc., which we refer to as “WaterSecure.” WaterSecure holds a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations.” Our WaterSecure operations provided water processing, recycling and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which we sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation and processing, with a focus on the natural gas market. As a result of its sale, Southern Flow’s operations are reflected as discontinued operations in our consolidated financial statements. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets in order to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011.

The following chart summarizes our business segments, our products and service categories, and our solutions and major brands:

Business Segment	Product and Service Category	Solutions and Major Brands

Utility and Energy Technologies	Interactive Distributed Generation	Interactive Distributed Generatio power systems, smart grid monitoring for electric utilities, peak shaving and demand response, standby power dispatch and control

(Our Core Business Segment)

NexGear\ brand switchgear products and systems

	Utility Infrastructure	UtilityServices utility infrastructure products and services, including transmission and distribution system construction and maintenance

UtilityEngineering and PowerServices engineering, regulatory consulting, and electric grid system design

	Energy Efficiency	EfficientLights LED lighting for grocery, drug, and convenience stores

IES LED lighting and lighting components for OEM’s, electronics manufacturers, and commercial, industrial, and consumer lighting applications

EnergyLite LED lighting for utilities and commercial and industrial customers, including street lights and area lights, and overhead lighting

Energy Services	Natural Gas Measurement	Southern Flow oil and natural gas measurement products and services (This business was sold effective January 1, 2011)

(Non-core — Operations have been Divested and Ceased in 2011)	Water Processing and Disposal	WaterSecure water processing and disposal services for oil and natural gas producers (This business was sold effective June, 2011)

In this report, references to “PowerSecure,” “our company,” “we,” “us,” and “our” mean PowerSecure International, Inc. together with its subsidiaries, and references to “PowerSecure, Inc.” mean our wholly-owned subsidiary PowerSecure, Inc. along with its subsidiaries, unless we state otherwise or the context indicates otherwise.

PowerSecure, Interactive Distributed Generation, IDG, NexGear, UtilityServices, UtilityEngineering, PowerServices, EfficientLights, IES, EnergyLite, SecureLite, PowerLite, SuperTube and our other registered or common law trademarks, service marks and trade names appearing in this report are our property. Any trademarks, service marks or trade names appearing in this report owned by other companies are the property of their respective owners.

Recent Developments

Significant Business Developments in 2011

In 2011, we fulfilled our strategy to monetize our non-core Energy Services segment businesses, Southern Flow and WaterSecure, to focus on the businesses in our core Utility and Energy Technologies business segment. Effective January 1, 2011, we sold our Southern Flow business, pursuant to a purchase and sale agreement dated December 30, 2010. Under the terms of the purchase agreement, Zedi, Inc., a Canadian corporation, through its wholly-owned U.S. subsidiary, purchased 100% of the stock of Southern Flow for $16.5 million. In addition, we retained cash of approximately $0.7 million from excess working capital of Southern Flow. Under the purchase agreement, we agreed to certain customary indemnification obligations for a period of 18 months after the closing of the sale. The financial results of Southern Flow are reported as discontinued operations in our consolidated financial statements presented in this report. In addition, the $5.6 million gain on the sale of Southern Flow is presented in our consolidated financial statements for fiscal 2011 as discontinued operations.

Through WaterSecure, we own a significant non-controlling minority equity interest in MM 1995-2, which we account for under the equity method. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. As a result of that sale, we received $26.2 million as our share of the sales and liquidation proceeds. In addition, we may receive up to $1.4 million from the balance of the sales price, which was placed into escrow for one year in connection with the indemnification obligations of MM 1995-2 in connection with various representations and warranties it made to the purchaser. We recorded a pre-tax gain in the amount of $21.9 million in 2011 for our share of the equity in the gain on the sale.

On May 31, 2011, we adopted a plan to exit the business and sell the assets of PowerPackages, LLC, which was our subsidiary that operated a medium speed engine business in our Utility and Energy Technologies segment. We adopted this plan of disposition after evaluating the prospects for the PowerPackages business, current market conditions and our opportunities to focus our time and resources in other areas which have a higher potential to deliver near and mid-term revenue and profit growth. As of December 31, 2011, the operating activities of PowerPackages had ceased, and its shutdown activities were substantially complete. We have reclassified the operations and remaining assets and liabilities of PowerPackages as discontinued operations in our consolidated financial statements. We recorded a loss from discontinued operations related to the PowerPackages exit plan in the amount of $1.5 million, net of tax benefit, for fiscal 2011.

On November 1, 2011, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $5 million in shares of our common stock. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. The stock repurchase program may continue for a period of up to 24 months after authorization, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our Board of Directors. In November 2011, we amended our credit facility to permit us to proceed with the $5 million stock repurchase program.

On December 21, 2011, our credit facility was amended and restated to reduce and simplify the covenant structure, extend the maturity, and reflect that we are carrying a large cash position due to the sale and monetization of non-core Energy Services businesses earlier in 2011. The credit facility is backed by a syndicate which includes Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, referred to as BB&T, as lender. The amended credit facility consists of a $20 million revolving credit facility and a $2.4 million term loan, compared to a $25 million revolving credit line before the amendment. As of March 8, 2012, we had no outstanding balance under the credit facility other than the $2.4 million term loan.

Recent Significant Announcements Regarding Our Business Operations

We have recently reported on the several new business awards and product introductions in our core Utility and Energy Technologies segment, including those listed below.

On March 5, 2012, we announced that we were awarded a new contract to build electrical transmission infrastructure to support a series of new oil and gas production sites. Our work under this new contract will be performed on behalf of a major energy company, in partnership with a prominent electric utility. The award is for several million dollars of electrical transmission design and construction, the majority of which is expected to be completed by mid-2012.

On February 6, 2012, we announced that we received orders for new light emitting diode, or LED, lights totaling $15 million from three major retailers. The new orders are for our EfficientLights LED lighting technology and include each of its in-store product lines, including reach-in case lights, walk-in freezer/cooler lights and shelf and canopy lights. We expect to complete all of these sales in 2012.

On January 25, 2012, we announced that our innovative, energy efficient LED-based SecureLite was adopted by a utility as its standard area light. On March 1, 2012, we further announced that our SecureLite was adopted by two more utilities as their standard fixture. These utilities placed orders for several hundred units, which will used as replacements are required for existing lighting, and for residential and commercial illumination projects. We expect additional orders will be placed in 2012 and beyond as these initial orders are depleted.

On January 23, 2012, we announced that we expanded and enhanced our strategy to serve customers in the large and growing Data Center and Hospital markets with mission critical power systems and hired two industry executives to lead our sales and marketing efforts in each of the Data Center and Hospital categories. Additionally, we introduced a new industry-leading version of our PowerBlock proprietary generator system that runs on a combination of natural gas and diesel fuel, is Tier 4 Interim emissions compliant, and improves redundancy.

On January 5, 2012, we announced that we were awarded a new contract to serve two separate divisions of a major investor-owned utility with Utility Infrastructure services. The award includes transmission and distribution construction and maintenance services and is expected to generate $20 million of revenues over the two-year contract period. We expect to realize approximately one-third of the revenues from this contract in 2012, and the remaining two-thirds of the revenues in 2013, although these estimates could fluctuate depending on specific work assignments.

On December 19, 2011, we announced that we received $15 million of new business awards. The new awards include $10 million of orders for our Interactive Distributed Generation smart grid power systems and $5 million of Utility Infrastructure projects. The $10 million of new Interactive Distributed Generation projects includes awards to provide smart grid power systems to a wide range of customers, including hospital, pharmaceutical, industrial, military and retail facilities. Approximately $4 million of this new business is turn-key, project-based revenue, which we expect to recognize primarily in 2012, and approximately $6 million of this new business is for PowerSecure-owned recurring revenue contracts, which we expect to be recognized over the next five to seven years. The $5 million of new Utility Infrastructure awards include transmission and distribution construction and maintenance for utilities, including a contract to serve a new utility with these services. We expect the majority of the utility infrastructure work to be performed and recognized over 2013 and 2014.

On November 28, 2011, we announced the introduction of our new SuperTube, an energy efficient LED-based light that is designed to replace and upgrade commercial overhead T8 and T12 fluorescent lighting. The SuperTube is specifically designed for indoor T8 and T12 retrofit applications, and is expected to deliver strong returns on investment for customers installing the lights. These SuperTube lights are engineered to deliver up to 75% energy savings compared to traditional fluorescent lighting, improve the quality of light in the workplace and significantly reduce maintenance cost due to their longer light life.

The Industry, our Strategy and our Business Areas of Focus

The U.S. electricity industry is large and has grown significantly over the last two decades. The U.S. electricity market totaled $370 billion in end-user revenue in 2010, with over 3,800 million megawatt hours consumed. Throughout this period, utilities have been constrained in their ability to invest to meet this growth by an evolving and uncertain regulatory process, the increased burden of environmental constraints, and long lead times to complete major capital infrastructure investments. As a result, utilities are challenged to meet demand by traditional means, both in the areas of large scale power production and in power transmission and distribution. This has increased the strain on the electric power grid and, combined with higher input costs to produce electricity, has caused the price of electricity to increase over time. High electricity prices and costs to generate and deliver electricity are particularly pronounced during peak power periods, when the demand for electricity is at its highest. The rising demand for energy, growing cost of energy, and increasing concerns about the environment, have combined to cause virtually every organization, public and private, including utilities and their end customers, to be focused on energy efficiency and energy productivity. Approximately 60% of U.S. electricity demand is driven by commercial and industrial electricity usage.

These factors have generated a significant need in the marketplace for products and services in our Utility and Energy Technologies segment, which contains our three primary product and service areas: Interactive Distributed Generation products and services, Utility Infrastructure products and services, and Energy Efficiency products. Our strategy is to serve utilities and their large commercial, institutional and industrial customers by providing products and services in these areas that have strong value propositions. Our business leaders and their teams have strong utility and customer relationships and a deep understanding of the markets we serve, and they are incentivized to grow these businesses profitably and prudently. Our company is highly entrepreneurial, and we encourage our business leaders to embrace a philosophy of service and disciplined innovation as a means to anticipate and fill customer needs. Our entrepreneurial culture is an asset that is fundamental to our growth and success. We are continually listening to our utility relationships, and to our existing and potential commercial, industrial and institutional customers, to identify energy-related products and services we can deliver to add value to their businesses. We seek to fill these customer needs in several ways, including by:

•	offering our existing portfolio of products and services that have demonstrated their value in similar or complementary situations, usually customizing them for each particular application;

•

offering new energy-related technologies and capabilities that are emerging or being developed by third parties, which we can either incorporate into our existing product lines or bring to market as new product offerings; and

•

developing new technologies and capabilities internally to serve existing and potential customers when options do not exist in the marketplace, that meet our quality, effectiveness, cost and financial return standards.

Over the near and mid-term, our strategic focus is to continue to grow our businesses and to expand and enhance our product and service offerings in our Utility and Energy Technologies segment, including our Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency products and services. Over the longer term, we expect to identify additional areas of business expansion that are complementary to these areas. We have ceased the operations of, and do not intend to engage in any future activities in, our Energy Services segment.

Our Interactive Distributed Generation Business

Overview

Our Interactive Distributed Generation business involves manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our systems provide a dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers.

Our Interactive Distributed Generation systems contain our proprietary electronic controls and software, which enable our systems to be monitored around the clock by our smart grid monitoring center, protecting our customers’ operations from power outages and their costs. Through our monitoring center, we also forecast utilities’ peak demand periods, and we electronically deploy our systems during these periods to power customers’ operations instead of drawing electricity from the utility grid. Our smart grid monitoring center ensures that our interactive distributed generation systems deliver power at optimal times and durations for maximum efficiency. This efficient peak demand power capacity benefits both the utility and the customer whose facility is being supported by the system. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.

Market

The market for our Interactive Distributed Generation systems is driven by the multiple sources of value they provide. Both utilities and their large customers receive financial and operational benefits from our systems.

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

Because utilities realize operational and financial benefits when customers reduce the amount of power they draw from the electric grid during peak power periods, they generally provide incentives in their pricing, or tariff, structures to encourage this activity. These incentives are called “demand response” benefits and programs. Our systems are engineered to carry the full load required to operate the businesses they support, and our NexGear parallel switchgear technology enables power to be transferred between the grid, our distributed generation system, and the facility it supports, during peak shaving activities without any interruption. Therefore, customers who use our distributed generation systems can realize the financial benefits of utility demand response programs without the consequences, costs and inconveniences of having to interrupt or reduce the load of their operations.

Our Systems and Technology

We provide “turn-key” Interactive Distributed Generation systems and programs for our customers. The typical distributed generation system is installed and maintained at a utility’s end customer’s location and is designed to supply power only to that one particular site. The size of the distributed generation systems that we have designed and installed has ranged from 90 kilowatts, or kW, to 30,000 kW, most commonly ranging from 500 kW to 6,000 kW, and we have the ability to design and install even larger systems. Our proprietary distributed generation system, which is named the PowerBlock, has become our primary distributed generation system product, and it is largely standardized around 625 kW capacity building blocks. These standard building block units are combined, using our switchgear and control technology, to create systems for facilities with higher electric loads. We manufacture our PowerBlocks in our recently upgraded facility in Randleman, North Carolina. From time to time and in certain applications, we also utilize generators sourced from major global generator manufacturers as the power plants for our systems.

The primary elements of our turn-key Interactive Distributed Generation systems include:

•	designing and engineering the distributed generation system;

•	obtaining the required regulatory approvals and permits;

•	establishing the electricity inter-connect between the utility and the customer to take advantage of electricity rate savings;

•

manufacturing and packaging the generators for our proprietary PowerBlock systems using engines sourced from a major global engine manufacturer, and in other cases integrating a turn-key generator sourced from one of several major global generator manufacturers, depending on the application;

•	engineering and integrating the system components and controls;

•	designing, engineering, constructing and installing the switchgear and process controls; and

•	providing continuous 24 x 7 monitoring and servicing of the system.

One key component of a distributed generation system is its source of power generation, the generator, which is typically comprised of an alternator driven by a power source. While several types of distributed generation technologies are available, we currently utilize an internal combustion engine to power our distributed generation systems to provide maximum dependability as well as quick and efficient startup and shutdown. Typically these engines are fueled by diesel or a combination of natural gas and diesel, and they can also utilize methane or biodiesel as fuel. The types of generators, engines and alternators utilized in our systems are widely used and provide a dependable, cost-effective distributed generation technology, meaning that they are able to generate the power that is required with very short start-up times, with good efficiency at a reasonable cost. However, new power producing technologies are emerging, and we are continually evaluating the utilization of new technologies and their ability to be a commercially viable and reliable power source. For example, we recently introduced a new version of our PowerBlock generator system that runs on a combination of natural gas and diesel fuel and is Tier 4 Interim emissions compliant.

Smart Grid Monitoring Center and NexGear Technology

We build smart grid technology into our distributed generation systems. This technology is embedded into the design and manufacture of our proprietary switchgear and hardware and software controls systems, which are marketed under the name NexGear. Our NexGear technology controls the generator and the transfer of power, quickly shifting power between a customer’s primary power source and our Interactive Distributed Generation system. We consider our switchgear designs to be a source of competitive advantage for us due to their quality and their ability to provide power from the generator “in parallel with,” meaning at the same time as, the customer’s primary power source without disrupting the flow of electricity. This capability allows the customer to quickly substitute the power generated at the customer’s site with the power supplied by the utility power plant during times of peak demand without business interruption. Our system controls are built to enable remote monitoring and control functions, allowing us to operate the Interactive Distributed Generation system 24 x 7 from our monitoring center.

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

Business Models

Our Interactive Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our original business model, which is still our primary model, we sell the distributed generation system to the customer. We refer to this as the “project-based” or “customer-owned” model. For distributed generation systems sold under the project-based model, the customer acquires ownership of the distributed generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, we also usually receive a modest amount, relative to the initial purchase price, of on-going monthly revenue to monitor the system for backup power and peak shaving purposes as well as to maintain the system.

Our second business model is structured to generate long-term recurring revenues, which we refer to as our “recurring revenue model” or “PowerSecure-owned” or “company-owned” model. Our PowerSecure-owned model represents a growing portion of our distributed generation business. For distributed generation systems completed under this model, we retain ownership of the distributed generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are set at a level intended to provide us with attractive returns on the capital we invest in installing and maintaining the distributed generation system. Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as a shared savings recurring revenue contract. For our shared savings recurring revenue contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

In both economic models, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs. In our PowerSecure-owned model, where we pay for, install and maintain ownership of the system in exchange for the customer paying us smaller fees over a period of years, utilities and their customers receive access to our system and the related benefits of distributed generation without making a large up-front investment of capital. Under the PowerSecure-owned model, contracts can be structured between us and the utility, us and the customer, or all three parties.

In 2011, 81.2% of our distributed generation revenues consisted of customer-owned sales, and 18.8% of our distributed generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model also requires us to invest our own capital in the project without any return on capital until after the project is completed, commissioned and successfully operating.

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

Market

There are over 3,000 electric utilities in the U.S. In 2010, these utilities invested over $20 billion to maintain, upgrade and enhance the efficiency of their transmission and distribution infrastructure. Several industry trends suggest there will be additional growth in transmission and distribution investment over the coming years, including the need to upgrade and replace the utility grid’s aging infrastructure to improve and ensure reliability, to respond to the expected long-term increase in demand for electric power, and to incorporate renewable energy and other new power sources into the grid. In addition, the megatrend toward improving the efficiency of our energy delivery and consumption is driving initiatives and innovations in smart grid technology which will also be a positive driver for overall transmission and distribution system infrastructure spending. The difficult economic cycle of the last several years caused utilities to reduce their spending in these areas, and it is likely that as electricity demand increases with an increase in economic activity, transmission and distribution system infrastructure spending will increase to accommodate increases in demand.

Utilities generally use a combination of internal and third-party outsource vendors to provide construction and maintenance services for their transmission and distribution infrastructure. Utilities also utilize third party engineering and consulting firms to supplement their internal engineering resources. We provide services in each of these areas for investor-owned utilities, referred to as “IOUs,” electric cooperatives, and municipal utilities of virtually every size. Historically, our geography was primarily concentrated in the Southeastern U.S. However, we have grown the geographic base of the utilities we serve over the last several years to include utilities in the Mid-Atlantic, Midwest, Gulf Coast and Western regions. We intend to continue to expand our utility relationships and the geography we serve as our business grows and develops.

Products and Services

Our largest business within our Utility Infrastructure area is our UtilityServices business, which significantly expanded its scope of utility relationships, customers and geographic service areas in 2011. UtilityServices provides utilities with transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. In addition to providing these services directly to utilities, we also provide services on behalf of utilities for their large industrial and institutional customers. Similar to the products and services we provide for utilities, our work for large utility customers includes turn-key design, procurement and construction services for large transmission and distribution projects, including substations. Our resources include a fleet of owned and leased utility vehicles along with experienced field personnel and engineers, and we also utilize third party resources from time to time, as needed, to supplement our internal resources on particular projects.

Our Utility Infrastructure services involve the use of equipment and exposure to conditions that can be dangerous. We strive to ensure we are operating safely and prudently. However, from time to time we are subject to claims by employees, customers and third parties for property damage and personal injuries. Our Utility Infrastructure business strives to ensure that our operations are conducted in a safe and prudent manner.

Through our UtilityEngineering and PowerServices businesses, we serve the engineering and consulting needs of our utility clients, broadening our offerings to our utility partners. The scope of services that we offer through UtilityEngineering includes technical engineering services for our utility partners and their customers, including design and engineering services relating to virtually every element of their transmission and distribution systems, substations and utility lighting. Through PowerServices, we provide management consulting services to utilities and commercial and industrial customers, including planning and quality improvement, technical studies involving reliability analysis and rate analysis, acquisition studies, accident investigations, and power supply contracts and negotiations. Our team of engineers operates out of its principal offices in Raleigh, North Carolina.

Business Model

Revenues for our UtilityServices business are generally earned, billed and recognized in two primary models. Under the first model, we have regular, on-going assignments with utilities to provide regular maintenance and upgrade services. These services are earned, billed and recognized either on a fixed fee, based on the number of work units we perform, such as the number of transmission poles we upgrade, or on hourly fees, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in some cases, we are engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we receive fees over a long-term contract in exchange for proving the customer with access to the infrastructure to transmit or receive power.

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

Our Energy Efficiency Business

Overview

Our Energy Efficiency business is focused on providing energy solutions to utilities, municipalities, and commercial, institutional, and industrial customers with strong value propositions that are designed to reduce their energy costs, improve their operations, and benefit the environment. Our Energy Efficiency area includes our EfficientLights, IES and EnergyLite businesses and brands, all of which are focused on bringing LED lighting solutions to the marketplace.

Our EfficientLights business is focused on developing LED-based lighting products for grocery, drug and convenience stores. These LED lighting products include our largest volume product, our EfficientLights fixture for reach-in refrigerated cases, as well as lighting for walk-in storage coolers and open refrigerated shelves. Additionally, our EfficientLights business is in the process of developing and marketing LED-based parking lot lights for retail stores.

Our IES business designs and manufactures new LED-based lighting products for commercial, industrial and consumer applications. The business of IES includes turn-key product development, engineering and manufacturing of solid state LED-based lights, including street lights, area lights, landscape lights, and other specialty lighting applications. In addition, IES’s product portfolio includes component parts, such as power drivers, light engines and thermal management solutions. IES provides its products directly to original equipment manufacturers, or “OEMs,” and to electronics manufacturers and retailers, either as component solutions or as turn-key products.

Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as our SuperTube LED light replacement for fluorescent tubes. These products are marketed to utilities and municipalities directly, and through third party distribution arrangements.

Market

The market for LED-based lighting is large and expected to grow rapidly over the next decade. This market growth is driven by the many benefits LED lights provide over traditional lighting, including superior energy efficiency, improved quality of the light emitted, superior heat characteristics, smaller size, relatively low cost over time, and longer life. Because of these factors, LED lighting is also better for the environment than traditional lighting. LED lighting can be utilized in a large range of broad general commercial and industrial lighting applications, as well as used effectively in very specialized applications. In our markets, many of our customers have concluded that LED lighting is the superior choice over traditional lighting, both for new facility installations and for investments to retrofit existing facilities, due to the financial and environmental benefits and its superior lighting quality. Utilities can also benefit from this technology due to the availability of renewable energy portfolio credits for the energy efficiencies our lights deliver, as well as the direct financial and environmental benefits available from investments in LED street lights.

The general LED lighting industry and market is served by companies in the areas of LED chip technology and manufacturing, and in LED lighting application development and manufacturing, the latter area being the one in which we participate and serve. The market for LED-based lighting applications, and the pace at which LED lighting is being and will be adopted, is driven by the return on investment available when an LED-based light is utilized instead of or as a replacement for traditional lighting. In particular, the size and growth of the LED-based lighting market is driven by the return on investment available to retrofit existing traditional lighting installations with LED-based lighting, given the significant size of the installed base of traditional lighting. To a large extent, this return on investment is influenced and driven by the cost of the LED itself, because the LED is the largest single component of cost in the LED lighting application. Over the past two years, the cost of LEDs has decreased significantly, which has been a catalyst driving the growth and expansion in the market for general LED lighting applications. Additionally, LED lighting application and manufacturing companies, such as us, have improved the efficiency and effectiveness of application designs. The combination of these factors has increased the return on investment for LED lighting applications in general, and for LED retrofit opportunities in particular. We believe these factors will continue to cause the market for LED-based general lighting to continue to grow and expand over the next five to ten years.

Demand for our LED products may also be impacted by changes in government policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, the Energy Independence and Security Act of 2007 in the United States imposes constraints on the sale of incandescent lights, some of which commenced January 1, 2012. However, these regulatory constraints, or portions thereof, could be amended or delayed by legislative or regulatory action.

Products and Services and Business Model

Our EfficientLights business designs and manufactures LED-based lighting solutions for grocery, drug and convenience store chains. Our largest revenue producing product in this business has been our EfficientLights LED-based light for reach-in refrigerated cases that improves the quality of light illuminating our customers’ products, and reduces lighting energy costs by approximately 70%. The technology also reduces maintenance expense by extending light life five-fold over traditional lighting, lowers the stores’ carbon footprint, and eliminates the use of traditional, mercury-containing fluorescent lights. We also have two new EfficientLights LED-based lighting products we have begun selling to retailers for refrigerated environments: an overhead light for walk-in storage cases and a shelf light for open refrigerated cases. Additionally, we are in the process of developing LED-based parking lot light and street light applications. We plan to market the LED-based parking lot light to retailers, and LED-based street lights to utilities and municipalities, in both cases to help improve the quality and reduce the significant energy and maintenance costs of outdoor overhead lighting. In the future, we plan to develop and market additional LED-based lighting technologies through our EfficientLights business and brand.

We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. These lights are primarily sold as retrofits for existing traditional lighting, although they are also sold for initial lighting installations. From time to time we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geographic scope. We also sell our LED lights to and through OEMs of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, including our LED-based parking lot light, we expect to employ a similar business model.

We also generate LED-based lighting revenues through our IES business through the sale of proprietary lights, as well as the sale of LED-lighting components including power drivers, light engines and thermal management solutions. Our IES business designs and manufactures these LED-based lighting products for commercial, industrial and consumer applications. IES provides its products directly to OEMs, electronics manufacturers and retailers, either as component solutions or as turn-key products. We expect our IES business to bring additional LED lighting products and components to market, and to employ a similar business and distribution model.

Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as our SuperTube light, and we expect to market other products in the future. We utilize the engineering and manufacturing capabilities of our IES team in the development of these products. These products are marketed to utilities, municipalities and businesses directly and through third party distribution arrangements.

Business Structure

On April 30, 2010, we exercised our option to purchase the remaining one-third minority interest in EfficientLights, resulting in our ownership of 100% of EfficientLights. We own two-thirds of the membership interests in, and control the management of, IES. Under certain terms and conditions set forth in the governing documents of IES, we have the right to acquire the remaining one-third minority interest in IES currently held by the seller in exchange for shares of our common stock in an amount equal to the value of that minority interest determined under a formula based on the after-tax net income of IES attributable to that minority interest over the four prior quarters multiplied by our consolidated fully diluted price/earnings ratio over the same period, adjusted for non-recurring or extraordinary items, discounted by 30%. If we have reported a net loss for that period, then the minority interest value will be computed based upon the revenues of IES over the four prior quarters multiplied by our consolidated fully diluted price/revenue ratio over the same period, discounted by 30%. Under the applicable formula, in either case, the minimum minority interest value is $10 million. In the event of a change in control of either us or PowerSecure, Inc., then we will be deemed to have automatically exercised our right to acquire the IES minority interest, subject to a minimum minority interest value of $10 million.

Our Energy Services Segment

We completed the sales of our two non-core businesses in this segment, WaterSecure and Southern Flow, in 2011 and have ceased operations in this business segment. WaterSecure holds a significant non-controlling minority portion of the equity interests in an unconsolidated business, MM 1995-2, which we also refer to as our WaterSecure operations. Our WaterSecure operations provided water processing, recycling and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Additional information about the sale of the WaterSecure operations is set forth in Note 6 “Investment in and Gain on Sale of Unconsolidated Affiliate” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations and the results of its operations are excluded from our Energy Services segment for all periods presented in the information below. Additional information about the sale of the WaterSecure operations is set forth in Note 5 “Discontinued Operations —Southern Flow” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

Revenue Backlog

Our revenue backlog is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.” Orders in our backlog are subject to delay, deferral, acceleration, resizing or cancellation from time to time by our customers, subject to contractual rights. Given the irregular sales cycle of customer orders, and especially of large orders, our backlog at any given time involves the use of estimates and is not necessarily an accurate indication of our future revenues.

Customers

Our customers include a wide variety of large and mid-sized commercial and industrial businesses, public and private institutions, and utilities, including investor-owned utilities, cooperatives and municipalities. Although we have continued to diversify and expand our customer base and our markets, from time to time, we have derived a significant portion of our revenues from one or more customers, because a significant portion of our revenues in any particular period can be driven by one or more large projects. For example, Publix Super Markets, Inc. was our largest customer from 2006 through 2008 representing from 33% to 47% of our revenues during those years, due to large project roll-outs completed during that period. However, sales to Publix decreased significantly starting in 2009 because we completed the installation of those large projects. Over the past three years, virtually all of our revenues have been generated from customers in the United States.

Sales and Marketing

We market our Utility and Energy Technologies products and services primarily through a direct sales force. Our sales and marketing effort is focused on sales channels that include, are complementary to, and are in partnership with, utilities as well as national and local commercial, industrial, institutional and municipal accounts. For our Interactive Distributed Generation products and services, we are very focused on the needs of utilities, and partner with utilities to develop, market and manage distributed generation systems to their customers. This partnering process includes combining our distributed generation solutions with products or services of the utility, and working with the utility in marketing our distributed generation solution to end customers. For our Utility Infrastructure products and services, we market directly to utilities, including investor-owned utilities, cooperatives and municipalities. For our Energy Efficiency products, we market to commercial, industrial and institutional customers, as well as to OEM lighting and electronics manufacturers, and also directly to utilities and municipalities. In each of our Utility and Energy Technologies business areas, from time to time we utilize independent representative networks, and we also establish alliances with channel partners who can assist with our sales and marketing activities. We plan to continue expanding our sales and marketing efforts, domestically and globally, in order to market and support our traditional and our new products, services and technologies, including direct sales as well as through third party representatives and channel partners.

Competition

We face intense competition in all of our businesses.

In our Interactive Distributed Generation business, our competition primarily consists of manufacturers and distributors of power generation and heavy electrical equipment including switchgear companies, electrical contractors, electrical engineering firms, and companies involved in providing utilities with demand response and load curtailment products and services. Electric utilities could also offer their own distributed generation solutions, which would decrease our base of potential customers. Additionally, several well established companies have developed microturbines used in distributed generation, and a number of companies are also developing alternative generation technology such as wind, fuel cells and solar cells. Several large companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors. Many of these technologies are eligible for and supported by governmental financial incentives. Additionally, technologies that make commercial, institutional and industrial operations more efficient result in lower electricity use, reducing the benefits of using our distributed generation systems.

In our Energy Efficiency business, we face numerous competitors, particularly in the market for lighting products. Generally, in the lighting market, the less specialized that the technology is, the more competitors are in the space. Accordingly, we focus our efforts in this area on more specialized, proprietary technologies, and we also focus on bringing technologies to customer categories and utilities that we understand best and represent our strongest relationships. However, the LED lighting marketplace is highly fragmented and expanding at a very fast pace, and a significant number of new competitors are entering the market, including large companies that are strong, sophisticated, have established channel relationship, and are well-capitalized. Additionally, new competitive technologies are being developed, and existing technologies are being improved at a rapid pace. Our LED lighting products currently face competition from lighting fixture companies, from lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and components. Our products compete on the basis of lighting color quality and consistency, light output, energy efficiencies, maintenance savings, light life and return on the customer’s investment.

In the Utility Infrastructure area, our UtilityServices business also competes with numerous providers of transmission and distribution construction and maintenance firms. Many of these firms have broader customer bases, strong track records of performance, and larger resources of personnel and equipment. Competitors in this area are diverse, consisting of both large and small firms on regional and national levels. In addition, our UtilityEngineering and PowerServices businesses have numerous competitors, large and small, that offer engineering and design, procurement and construction, and maintenance services to utilities. Also, utilities have their own internal engineering resources that provide alternatives to using our services.

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

•

the price of our, and of our competitors’, products and services, and the cost to engineer, produce and deliver our products compared to our competitors, as well as other technological alternatives in the marketplace.

We believe that in many of our markets we have established ourselves as a niche supplier of high quality, reliable products and services and, therefore, compete favorably with respect to the above factors. We do not typically attempt to be the low cost provider. Rather, we endeavor to compete primarily on the basis of the quality of our products and services. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and to our competitors’ innovations. We cannot provide any assurance that our products and services will continue to compete favorably in the future against current and future competitors or that we will be successful in responding to changes in other markets including new products and service and enhancements to existing products and service introduced by our existing competitors or new competitors entering the market.

Many of our existing and potential competitors have better name recognition, longer operating histories, access to larger customer bases and greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and to changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. Increased competition could also result in price reductions, reduced gross margins and loss of market share, and the inability to develop new businesses. We cannot provide any assurance that we will have the financial resources, technical expertise, or marketing and support capabilities to successfully compete against these actual and potential competitors in the future. Our inability to compete successfully in any respect or to timely respond to market demands or changes would have a material adverse effect on our business, financial condition and results of operations.

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

Regulation of Utility and Energy Technologies Operations. Our Utility and Energy Technologies operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction projects;

•	regulations relating to worker safety and health;

•	regulations pertaining to utilities and energy providers;

•	special bidding, procurement and other requirements on government projects; and

•	regulations relating to environmental protection.

We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

Regulation of Environment. While various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect our business, our financial condition and results of operations have not been materially adversely affected by environmental laws and regulations. We believe we are in material compliance with those environmental laws and regulations to which we are subject. While in the past we have incurred costs to maintain environmental compliance and otherwise address environmental issues, we do not anticipate that we will be required make material capital expenditures due to these environmental laws and regulations in the foreseeable future. However, because environmental laws and regulations are frequently changed and expanded and our business operations and activities are growing, we are unable to provide any assurance that the cost of compliance in the future will not be material to us.

Employees

As of March 1, 2012, we had 494 full-time and 22 part-time employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

Raw Materials and Component Parts

In our businesses we purchase generators, engines, alternators, electronic components, printed circuit boards, specialized sub-assemblies, relays, electric circuit components, fabricated sheet metal parts, machined components, copper, aluminum, metallic castings, LEDs, other LED lighting materials and components, wire, poles, transformers and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique designs, quality and performance requirements and favorable pricing arrangements.

While, in the opinion of management, the loss of any one supplier of materials, would not have a material adverse impact on our business or operations due to our belief that suitable and sufficient alternative vendors would be available, from time to time we do encounter difficulties in acquiring certain components due to shortages that periodically arise, supply problems from our suppliers, obsolescence of parts necessary to support older product designs or our inability to develop alternative sources of supply quickly or cost-effectively, and these procurement difficulties could materially impact and delay our ability to manufacture and deliver our products and therefore could adversely affect our business and operations. We attempt to mitigate this risk by maintaining an inventory of such materials. In addition, some of the raw materials used in our business, including but not limited to generators, transformers and engines, have significant lead times before they are available, which may affect the timing of our project completions. These delays and lead times can be even longer for parts and materials that we obtain from international sources.

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

Research and Development

Our business leaders and their teams spend a significant amount of time on research and development including management and engineering time, and virtually all of our research and development is performed internally by our personnel. Our research and development activities include developing and enhancing our generator products, controls, switchgear, monitoring and control software, LED lighting products and components, substation products and designs, microgrid products, and electrical storage technologies, among other research and development activities. We intend to continue our research and development efforts to enhance our existing products and services and technologies and to develop new products, services and technologies enabling us to enter into new markets and better compete in existing markets. Our future success will depend, in part, upon the success of our research and development efforts.

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

Business Investments and Acquisitions

From time to time we have made certain business investments and acquisitions to enhance our capabilities and to provide new platforms for growth. Since forming our Interactive Distributed Generation business in 2000, the first business in our Utility and Energy Technologies segment, we have made the following additional business investments and acquisitions:

•

In 2001, we acquired a process control and electric switchgear design and manufacturing firm, which provided the foundation for our NexGear switchgear solutions, an important strategic component of our Interactive Distributed Generation systems.

•

In 2005, we launched two new complementary businesses to serve our utility clients by providing regulatory consulting, energy system engineering and design, and energy conservation services. These engineering and consulting capabilities are operated under the brand names UtilityEngineering and PowerServices , and their formation constituted the beginning of our Utility Infrastructure business.

•

In 2006, we formed a new business to provide energy efficiency services to industrial and commercial customers, primarily involving efficient lighting products. This business operates under the brand name EnergyLite and now operates under our Energy Efficiency business.

•

Also in 2006, we launched a business unit focused on marketing the services of our businesses to federal customers, primarily in conjunction with our utility alliances. This investment represented the next step in the evolution and development of our Utility Infrastructure business, and provided us the capability to do larger-scale power projects for utilities and their federal customers.

•

In late 2006, we acquired a business that provides us with the capability to build trailers and enclosures for our distributed generation and switchgear equipment. This business has now been fully incorporated into our Interactive Distributed Generation business primarily as a source of manufacturing for many of the components of our distributed generation systems, including our PowerBlock generator technology.

•

In mid-2007, we launched a business unit focused on providing utilities with solutions involving building and servicing transmission and distribution systems. This business operates under the brand name UtilityServices, and its capabilities further enhance and complement our Utility Infrastructure business, strengthening the breadth of our overall offerings in this area.

•

In late 2007, we organized a new business to design and manufacture LED-based lighting solutions, including initially solutions specifically aimed at substantially reducing the energy consumed in grocery, drug and convenience stores. This business operates under the brand name EfficientLights, and its product offerings include EfficientLights lighting for reach-in refrigerated cases, walk-in refrigerated storage coolers, and shelf lighting for open refrigerated cases. Additionally, we intend to bring LED-based parking lot lights and street lights to market in the future through our EfficientLights business.

•

In April 2010, we launched an expansion of our LED lighting business through the formation and acquisition of a two-thirds controlling interest in an LED lighting development company named IES. This business broadens our Energy Efficiency business unit though the addition of turn-key product development, design and manufacturing of solid state LED-based lights, including power drivers, light engines and thermal management solutions.

While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this report we have not entered into any binding agreement or commitment with respect to a material acquisition or disposition that has not been disclosed in this report.

Segment Information

Until recently, we conducted our operations through two business segments:

•

In our core Utility and Energy Technologies segment, we serve utilities and commercial, institutional and industrial customers with products and services in the areas of Interactive Distributed Generation, Utility Infrastructure and Energy Efficiency. This is the only business segment in which we have ongoing operations.

•

In our non-core Energy Services segment, which ceased operations in 2011, we provided customers in the oil and natural gas production business with water processing, recycling and disposal services through our WaterSecure business, the assets and business of which were sold in June 2011. In this segment we also provided customers in the oil and natural gas production business with our measurement services and products through our Southern Flow subsidiary, which we sold effective January 1, 2011. As a result of these sales, our Energy Services segment ceased business activities in 2011.

Financial information related to our segment operations for the past three fiscal years is set forth in Note 14, “Segment and Related Information,” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Discontinued Operations

We completed the sale of 100% of the shares of our wholly-owned Southern Flow subsidiary for a total purchase price of approximately $16.5 million, effective as of January 1, 2011. Accordingly, the operations of Southern Flow are included in our consolidated financial statements as discontinued operations for all periods presented in this report.

On May 31, 2011, we adopted a plan to exit the business and sell the assets of PowerPackages, which operated a medium speed engine business in our Utility and Energy Technologies segment. As of December 31, 2011, our operating activities had ceased, and our shutdown activities were substantially complete. We have reclassified the operations and remaining assets and liabilities of PowerPackages as discontinued operations in our consolidated financial statements.

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

Available Information

Our corporate website is located at www.powersecure.com. On the investor relations section of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC at www.sec.gov.

We webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of the investor relations section of our website. Further corporate governance materials, including our Corporate Governance Guidelines, Board committee charters and Code of Conduct, is also available on the investor relations portion of our website. The contents of and the information on or accessible through our corporate website, including the investor relations portion of our website, is not a part of, and is not intended to be incorporated into, this report or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be an inactive textual references only.

Executive Officers of the Registrant

The names of our executive officers and their ages, positions with us and biographies as of March 1, 2012 are set forth below:

	September 30,	September 30,
Name	Age	Positions

Sidney Hinton	49	President, Chief Executive Officer and Director
Christopher T. Hutter	45	Executive Vice President, Chief Financial Officer and Treasurer
Gary J. Zuiderveen	52	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Secretary

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full-time employee. There are no family relationships between any of our executive officers or directors.

Sidney Hinton has served as our President and Chief Executive Officer since April 2007 and has served as a member of our Board of Directors since June 2007. He has also served as the President and Chief Executive Officer of our principal subsidiary PowerSecure, Inc. since its incorporation in September 2000. In 2000, he was an Executive-in-Residence with Carousel Capital, a private equity firm. In 1999, he was the Vice President of Market Planning and Research for Carolina Power & Light (now known as Progress Energy). From August 1997 until December 1998, Mr. Hinton was the President and Chief Executive Officer of IllumElex Lighting Company, a national lighting company. From 1982 until 1997, Mr. Hinton was employed in several positions with Southern Company and Georgia Power Company.

Christopher T. Hutter has served as our Vice President, Chief Financial Officer and Treasurer since December 2007 and was appointed as our Executive Vice President in March 2010. Mr. Hutter as employed in various management positions with ADVO, Inc., a NYSE-listed media and marketing services company located in Hartford, Connecticut, from 1993 until March 2007, when ADVO was acquired by Valassis Communications, Inc. He served as ADVO’s National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary from December 2005 until March 2007, as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from November 2003 until December 2005, as its Vice President, Investor Relations and Assistant Treasurer from October 1999 until November 2003, and as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from 1998 until 1999. From 1993 through 1998, Mr. Hutter held various financial management positions with ADVO. From 1989 until 1991, Mr. Hutter was employed as a senior staff tax consultant with Deloitte & Touche, an international accounting firm.

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

Risks Related to Our Business and Industry

The ongoing difficult economic environment, including the challenging business and market conditions and continuing volatility and disruption in the financial and capital markets, have adversely affected our business and financial results in recent years and could materially and adversely affect our business and financial results in future periods.

The United States and world economies continue to suffer from unfavorable economic conditions, struggling to recover from the deep economic recession and financial crisis still impacting the business community and the financial markets. These economic conditions include uncertainty over the pace and sustainability of economic recovery, ongoing lagging economic activity, volatility in energy prices, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in our markets, which have in recent years adversely affected, and may in future periods continue to adversely affect, our customers and our markets. These poor economic conditions have adversely affected our business and our financial condition and results of operations by extending the length of the sales cycle and causing potential customers to delay, defer or decline to make purchases of our products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on them.

While these economic and financial conditions, which have been adversely affecting our business since 2008, have shown signs of improvement, there is no assurance this improvement will continue or that these conditions will not deteriorate further. These uncertain conditions have made it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. Our results of operations may be negatively impacted in future periods, and we may experience substantial fluctuations from period to period as a consequence of these factors and uncertainty, as such conditions and other factors restricting capital spending may affect the timing of orders from major customers. Until these economic and financial conditions improve sufficiently and consistently to allow our customers to gain confidence in a sustained economic recovery, these factors could limit our growth and expansion and otherwise materially and adversely affect our business, financial condition and results of operations.

Our operating results can fluctuate significantly from period to period, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable periods and expectations from time to time.

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

•

the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•

our strategy to increase our revenues through long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require significant up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•

our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facilities and to successfully finance the recurring revenue portion of our business model;

•

our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which is required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•

the sale of our non-core Southern Flow and WaterSecure businesses, including the associated loss of revenues, cash flow and income from those businesses and our ability to redeploy the sales proceeds productively and profitably into our core business;

•

our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our Energy Efficiency business unit in relation to third party manufacturing arrangements we have with vendors in China and other component parts that originate in Japan;

•

the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•

our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure business;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	our ability to implement our business plans and strategies and the timing of such implementation;

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

•

changes in our expenses, including prices for materials including but not limited to copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

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

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations;

•	the effects of litigation, warranty claims and other claims and proceedings; and

•	our ability to make and obtain the expected benefits from the development or acquisition of technology or businesses, and the costs related to such development or acquisitions.

Because we have little or no control over most of these factors, our operating results are difficult to predict. Any adverse change in any of these factors could negatively affect our business and results of operations.

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

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and it takes time for revenues to develop, which can result in losses in early periods. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to project-based, sources of revenue we generate for our distributed generation and utility infrastructure projects. To date, the majority of our Utility and Energy Technologies segment revenues have consisted of project-based distributed generation revenues, project-based utility infrastructure revenues and sales of LED lighting fixtures, which are recognized as the sales occur or the projects are completed. However, we have marketing efforts focused on developing more sales under our recurring revenue model, for which the costs and capital is invested initially and the related revenue and profit is recognized over the life of the contract, generally five to fifteen years. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, but result in delayed recognition of revenue and net income, especially in the short-term, as we implement an increased number of these recurring revenue projects.

Due to these factors and the other risks discussed in this report, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. As a result, it is likely that, from time to time, our results of operations could fall below historical levels or the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline significantly.

We may not be able to remain profitable or reach or exceed the levels of revenues, profits and growth that we have experienced in the past.

In recent years our operations have generally been profitable, and, except for 2009 primarily due to the economic crisis, we generally experienced a high rate of growth in our revenues on an annual basis. For example, our revenues were $130 million in 2011, a 35% increase over our revenues in 2010, and our diluted earnings per share were $1.26 in 2011, including the gains on the sales of our WaterSecure and Southern Flow businesses, compared to $0.19 in 2010. We may not be able to continue or exceed our historic levels of growth in our revenues or maintain or increase our profitability in future periods due to the factors listed in this item as well as other factors discussed elsewhere in this report. For example, the difficult economic conditions continue to negatively affect our markets and our customers’ demand for our products, services and systems. Also, due to sales of our products and services under our recurring revenue model, which entails significant up-front capital expenditures and costs with the corresponding revenues being realized over a protracted number of years, as well as due to costs we incur in connection with the expansion of new businesses, products and services, our revenues and profits may not grow in the future at the same rates as they have grown in the past or could even decline, and we also could incur expenses and capital expenditures in the short-term that could adversely affect our operating results. As a result, there is no assurance that we will continue to generate revenues and profits in future periods that exceed or are comparable to prior periods, or that we will be profitable in any particular future period. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses are higher than we anticipate, then our results of operations could be materially and adversely affected.

The recent sales of our non-core Energy Services segment businesses, WaterSecure and Southern Flow, will reduce our revenues and profits in the near- term and could adversely affect our financial results in the longer term.

The recent sales of our non-core Energy Services segment businesses, WaterSecure and Southern Flow, in 2011 represent the completion of our strategy to monetize the assets in our non-core Energy Services segment in order to focus on our core Utility and Energy Technologies segment. We received net cash proceeds of approximately $26.2 million to date in connection with the sale of WaterSecure and $16.5 million in connection with the sale of Southern Flow. However, we will no longer receive the equity income and management fees from the WaterSecure business or the revenues, positive cash flows and positive earnings generated by the Southern Flow business. In 2010, for example, WaterSecure generated a combined $3.8 million in equity income and management fees and Southern Flow generated $19.4 million in revenues, $2.8 million in operating cash flow, and $2.5 million in operating income. We intend to deploy the cash proceeds from these sales into core business investments, with the goal of generating even higher revenues, cash flow and operating income from this capital in future periods than we believe those non-core businesses would have realized. However, there is no assurance that we will be able to find the appropriate business opportunities into which we can invest such cash proceeds, and if we do find appropriate opportunities there is no assure as to when they will arise, how long it will take them to become successful, or even whether they will be successful at all. Our failure to timely and successfully deploy the capital received from the monetization of our non-core businesses could have a material adverse impact on our financial condition and results of operations.

We may incur liabilities or suffer significant adverse financial or reputational consequences, including the abrupt and immediate loss of revenues and income from the loss of business, relating to occupational health and safety matters and other accident and safety risks and hazards that are inherent to our operations.

Portions of our operations are subject to many hazards and risks inherent in the servicing and operation of electrical power lines, including electrocutions, fires, mechanical failures, weather-related incidents, cave-ins, heavy equipment operation and transportation accidents. For example, we face risks related to the manufacture, installation, sale, servicing and operation of electrical equipment such as our distributed generation system equipment and utility infrastructure construction, maintenance and service work, including electric shocks and other physical hazards inherent in working with electrical equipment. These hazards and risks could result in personal injuries, loss of life, environmental damage, severe damage to or destruction of property and equipment and other consequential damages, some of which could occur for uninsurable or uninsured risks or could exceed our insurance coverage, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation, loss of business and, in extreme cases, criminal liability.

While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered accidents in the past and may suffer additional accidents in the future. In addition, the risks inherent in our business are such that we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates. Our safety record is an important consideration for many of our customers. If our safety record were to deteriorate or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our existing projects and relationships or not award us future business. Therefore, the occurrence of a significant accident, or other risk event or hazard, that is not fully covered by insurance could materially and adversely affect our business and financial results. Even if fully covered by insurance, one or more accidents or other safety risks or hazards could materially and adversely affect our business due to the impact on our reputation for safety and the potential loss of business, revenues and income from customers. For example, if our safety performance and safety record do not meet the standards of our utility customers, we could be abruptly and immediately released from our work assignments with those utilities, and we could lose the opportunity to obtain additional or new work from those utilities, which could materially and adversely affect our revenues, net income and cash flows.

We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to generate or raise a sufficient amount of funds, or to do so on terms favorable to us and our stockholders, or at all.

Although we believe we have adequate liquidity and capital resources to fund our operations internally for the near-term, over time we may need to obtain additional capital to fund our capital obligations and to finance the growth and expansion of our businesses. For example, we may need substantial capital to finance the development and growth of our recurring revenue projects, which are capital intensive. In addition, our Energy Efficiency and Utility Infrastructure business units have experienced high growth rates, which have required, and will likely continue to require, additional funds to finance working capital needs, and investments in operational equipment. Moreover, from time to time as part of our business plan, we engage in discussions regarding potential acquisitions of businesses and technologies. Also, unanticipated events, and other events over which we have no control, could increase our expenses or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to optimize the availability, cost and terms of our debt facilities. We cannot provide any assurance that we will be able to maintain our current credit facility, raise additional capital or replace our current credit facility when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.

Our credit facility, which was amended and restated in 2011 in connection with our sales of our WaterSecure and Southern Flow businesses to eliminate certain financial covenants and modestly reduce the size of the facility in light of the cash proceeds we received from those dispositions, provides for a revolving credit line of $20 million plus a term loan of $2.4 million, subject to our meeting certain financial and operating covenants. The credit facility matures in November 2014, but we have the option prior to that maturity date, assuming we are in compliance with all our financial covenants and not otherwise in default, to convert a portion of the outstanding principal balance under that credit facility into a non-revolving term loan for an additional two year period, with quarterly payments based upon a four year amortization. However, upon maturity of the credit facility in November 2014, we would still need to refinance any balance of our credit facility that is not so converted, and to obtain funding for our future capital requirements. As of March 8, 2012, we had no balance outstanding under our credit facility other than a $2.4 million term loan, and we were in full compliance with all our covenants.

Our ability to borrow under the revolving credit facility is subject to our ability to satisfy certain financial covenants, and our ability to satisfy those covenants depends principally upon our ability to achieve positive operating performance including but not limited to earnings before taxes, depreciation and amortization (“EBITDA”) and ratios thereof, as well as certain balance sheet ratios. If we are unable to fully satisfy the financial covenants of the credit facility, and any such failure is not waived by our lenders, then we will be in breach of the terms of our credit facility. Our obligations under the credit facility are secured by a first priority security interest in substantially all of the assets of our operating subsidiaries, which have guaranteed the credit facility. Any breach of the covenants in the credit facility could result in a default under the credit facility, and lead to an acceleration of the payment of all outstanding debt owed, which could materially and adversely affect our financial condition. In such case, we would seek an amendment, or a waiver of any breach of any term of our credit agreement, or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to any such amendment or waiver. In the event we obtain such an amendment or waiver under our credit agreement, we would likely incur additional fees and higher interest expense.

Moreover, we could be adversely affected by the failure of any of our lenders to fulfill their commitments under our credit facility, which risk would be primarily due to the challenging conditions in the financial markets and banking industry. Our credit facility is provided by a syndicate of several financial institutions, with each institution agreeing severally, and not jointly, to make revolving credit loans to us in accordance with the terms of the credit agreement. If any of these financial institutions were to default on its obligation to fund its commitment, the portion of the credit facility provided by such defaulting financial institution would not be available to us.

We may seek to raise any needed or desired additional capital from the proceeds of public or private equity or debt offerings at the holding company level or at the subsidiary level or both, through asset or business sales, from traditional credit financings or from other financing sources. Our ability to obtain additional capital when needed or desired will depend on many factors, including market conditions, our operating performance and investor sentiment, and thus cannot be assured. In addition, depending the structure and amount, raising capital could require the consent of our lenders. Even if we are able to raise additional capital, the terms of any financing could be adverse to the interests of our stockholders. For example, the terms of a debt financing could include covenants that restrict our ability to operate our business or to expand our operations, while the terms of an equity financing, involving the issuance of capital stock or of securities convertible into capital stock, could dilute the percentage ownership interests of our stockholders, and the new capital stock or other new securities could have rights, preferences or privileges senior to those of our current stockholders.

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

Because we are dependent upon the utility industry for a large portion of our current and future revenues, reductions or deferrals of purchases of our products and services by utilities or their customers could materially and adversely affect our business.

One of our marketing approaches involves partnering with utilities and selling our products and services to their large commercial, institutional, federal and industrial customers. We have generated a significant portion of our revenues using this approach. However, the purchasing patterns of these customers are cyclical and generally characterized by long budgeting, purchasing and regulatory processes. These customers typically issue requests for quotes and proposals, establish committees to evaluate the purchase proposals, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying budgetary approval processes and operational and financial justifications. In addition, utilities and their customers may defer purchases of our products and services if the utilities reduce capital expenditures as the result of difficult economic and financial market conditions, mergers and acquisitions, pending or unfavorable regulatory decisions, poor revenues due to weather conditions or rising interest rates, among other factors. These unfavorable conditions could reduce the demand for our products and services and materially and adversely affect our business. In addition, changes in utility spending and the demand by utilities for our services can be immediate and abrupt, and a reduction in demand for our services by utilities could cause to have equipment and personnel that are not being utilized, significantly affecting our revenue and profits.

Restrictions imposed on us by the terms of our credit facility limit how we conduct our business and our ability to raise additional capital.

The terms of our credit facility contain financial and operating covenants that place restrictions on our activities and limit the discretion of our management. These covenants place significant restrictions on our ability to:

•	incur additional indebtedness;

•	allow our cash position to fall below certain limits;

•	create liens or other encumbrances;

•	issue or redeem our securities;

•	make dividend payments, stock repurchases and investments;

•	incur capital expenditures above certain limits;

•	amend our charter documents;

•	sell or otherwise dispose of our or our subsidiaries’ stock or assets;

•	liquidate or dissolve;

•	make certain types of acquisitions above specified limits; or

•	reorganize, recapitalize or engage in a similar business transaction.

Any future financing arrangements will likely contain covenants that are similar to, and could be more restrictive than, those under our current credit facility. As a result of these restrictions, we may be:

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

From time to time, we have certain customers that account for a large portion of our consolidated revenues during a year, and because the majority of our revenues are project-based, we receive our revenues from these orders over a limited period of time. See “Item 1. Business—Customers” above. For example, in our largest and most pronounced instance of this, from 2006 through 2008, we derived a significant portion of our revenues from one customer, Publix, the revenues from which constituted a range of 33% to 47% of our consolidated revenues during those years. However, by the end of 2008 we had completed the majority of the projects we were awarded by Publix, and by 2010 revenues from Publix represented less than 10% of our annual revenues. While we have been diversifying our markets and customer base in order to reduce our dependence on any one or small group of customers in the future, there is no assurance we will be successful in diversifying our business or obtaining additional significant purchase commitments from other customers to replace work that has been completed. If we are unable to obtain additional significant purchase orders in the future and to otherwise diversify and expand our customer base, our revenues and net income in future periods could be adversely affected.

Our success will depend on our continued ability to develop new relationships and to maintain beneficial relationships with our current utility partners and with significant customers and to generate additional project-based revenues, and also recurring revenues, from those relationships. We cannot provide any assurance that we will be able to attract additional large customer orders in the future to replace revenues from large customer orders in prior years, or that our existing customers will continue to purchase our products and services in future years in the same amounts as in prior years. Our business and operating results would be adversely affected by:

•	the loss of, or the completion of our work on orders from, one or more large customers;

•

any cancellation of orders by, or any reduction or delay in sales to, these customers, including actual customer purchases being less than originally expected when we received the project or sales awards;

•	the failure of large purchase commitments to be renewed or to recur, and the failure of us to develop new business to replace orders that have been executed and recognized;

•	delays in timing of future projects with existing and new customers;

•	our inability to successfully develop relationships with additional customers; or

•	future price concessions that we may have to make to these customers.

We do not have long-term commitments for significant revenues with most of our customers and may be unable to retain existing customers, attract new customers or replace departing customers with new customers that can provide comparable revenues and profits.

Because we generally do not obtain firm, long-term volume purchase commitments from our customers, most of our contracts and commitments from our customers are short-term and project-based, although we are focusing on enhancing our long-term commitments through securing additional recurring revenue distributed generation projects. As long as the majority of our revenues continue to be recognized on a project by project basis, we remain dependent upon securing new contracts in the future in order to sustain and grow our revenues. Accordingly, there is no assurance that our revenues and business will grow in the future. We cannot provide any assurance that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, canceled, delayed or reduced orders with new business that generates comparable revenues and profits. Further, we cannot assure you that our current customers will continue to generate consistent amounts of revenues over time. Our failure to maintain and expand our customer relationships could materially and adversely affect our business and results of operations.

Because a significant portion of our revenue backlog consists of non-contractual orders that can be deferred, reduced or cancelled by the customers and the calculation of our backlog involves the use of estimates, our revenue backlog may not be fully recognized or may not result in profits.

A significant portion of our revenue backlog is comprised of orders that are not firm or based on non-cancellable contracts and thus are subject to delay, deferral, reduction or cancellation from time to time by our customers and the determination of our backlog involves the use of estimates. Reductions in our backlog of sales could significantly reduce the revenue and profit we actually receive from orders included in our backlog. Because we often purchase inventory and equipment, and expend labor and other resources, on these orders, especially large orders, in advance of their delivery and completion, such delays or cancellations puts us at risk of incurring expenses while revenues may be deferred, reduced or even lost. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total amount of revenues reflected in our backlog. In addition, projects may remain in backlog for extended periods of time. All of these uncertainties are heightened in times of adverse economic conditions due to their impact on our customers’ spending. Consequently, we cannot assure you that our estimates of backlog are accurate or that we will be able to realize all of the revenues in our backlog. Accordingly, if a significant amount of orders are deferred, reduced or canceled, our financial condition and results of operations, including our revenues, gross margins, net income and cash flow, could be materially and adversely affected.

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

From time to time, in the ordinary course of business, we encounter performance issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists, and that exposes us to performance risks which may not be covered by warranties. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where a track record of performance does not exist or is difficult to ascertain.

Although we believe our suppliers’ warranties cover many of these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations. Additionally, the outcome of warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these or other performance issues with key parts and components. Moreover, from time to time performance issues are not covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business and financial results.

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

We have experienced performance issues with two types of component parts, in particular, which we are in the process of revolving. One issue involves a supplier of a substantial distributed generation system component that indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, which configuration has been installed in many of the distributed generation systems deployed for our customers. Another issue involves generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these matters, we have been actively working to correct and resolve the performance issues and have made progress, although we have not eliminated the risk related to these issues.

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

Because our future success depends, in part, upon the success of our recurring revenue project business model, which requires us to make up-front investments in capital for distributed generation equipment and utility equipment that we will continue to own, and therefore requires us to incur the risks associated with ownership, if we do not receive substantially all of the benefits anticipated by those projects or if one or more of the risks associated with those projects materializes, then our financial condition and results of operations could be materially and adversely affected.

A growing portion of our revenues, cash flow and net income is generated by our recurring revenue projects, in which we install and own distributed generation systems and utility infrastructure and realize recurring revenues derived from regular fees paid by the customer to utilize these assets over a long-term contract, typically five to fifteen years. The revenues from these business arrangements include fixed fee contracts, variable fee contracts, and fees which are dependent on the energy cost reductions realized by our customers. While to date recurring revenue projects have constituted only a modest portion of our revenue base, they are growing significantly, and we expect and intend that they will represent a more significant portion of our revenues in the future. The success of these recurring revenue projects is dependent upon our ability to realize the revenues over the life of the contracts and on our ability to manage the costs of those projects. Accordingly, if we do not realize most of the revenues of these recurring revenue projects, or if the costs to operate or maintain these systems increases significantly, including the cost of fuel, or if one or more material risks related to these projects discussed below materializes, our business and operating results could be materially and adversely affected.

Under these recurring revenue projects, we derive recurring revenues from our customers. This recurring revenue stream enhances the size and dependability of our revenues, cash flow, gross margins and income over the long-term. However, the amount of anticipated recurring revenues and related gross margins and cash flows from these long-term projects are based on a number of assumptions and estimates, including those pertaining to customer demand, energy consumption, energy costs and savings, tariff structures, fuel cost, run time required to achieve the revenues, maintenance cost, our monitoring ability, the quality, reliability and availability of the associated equipment, our capital resources, and the initial and ongoing expenses of the projects. Changes in our estimates or assumptions causing us to fail to realize the benefits of these recurring revenue projects may result in the recurring revenues, gross margins on those revenues and cash flows we receive being substantially less than expected.

Moreover, these recurring revenue projects have certain risks associated with them, in addition to the risks associated with our traditional turn-key distributed generation sales, due to our continued ownership of the underlying equipment and the nature of the relationship we have with the customers under these projects. These risks of engaging in a recurring revenue project include the following:

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

•

our inability to receive recurring revenues from the project due to customer issues, such as deterioration in the customer’s ability to pay our ongoing fees or a dispute with the customer delaying, deferring or reducing the project fees payable to us, or the closure of the customer’s facility;

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

•

new regulations, or changes in the interpretation of existing regulations, such as those pertaining to air emissions or those relating to the requirements and conditions for the ownership of power generation systems, that could render the project no longer economically viable, or technically obsolete, or legally impractical;

•	the costs of operating and maintaining the systems increases significantly, including fuel costs, and maintenance expenses, as well as the run time required to earn the revenues;

•	damages, payment delays and other issues due to issues with the performance of component parts;

•	injuries to persons caused by problems or failures of equipment owned by us; and

•

environmental matters, such as fuel spills, requiring costly and time-consuming remediation efforts and potentially subjecting us to fines and penalties related to environmental requirements and regulations.

Accordingly, we cannot provide any assurance that we will realize substantially all the benefits that we expect, or that our business will not face some of the risks, including the risks discussed above, related to these recurring revenue projects, on which we anticipate we will become more dependent in future periods. If we do not receive substantially all of the expected benefits, or if we face one or more significant risks, related to these recurring revenue projects, our financial condition and results of operations could be materially and adversely affected.

We face potential challenges managing our growth to the extent customers’ adoption of LED lighting applications, and of our products in particular, grows at a substantial pace.

Our potential for growth depends significantly on the adoption of LEDs within the general lighting market, and our ability to positively affect this rate of adoption as it relates to our products, as well as our ability to successfully manage our potential growth of customer demand for our LED-based products. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting is relatively new, is still limited, and faces significant challenges before it is adopted on a widespread basis. In order to manage our growth and business strategy effectively, we must continue to:

•	invest in adequate manufacturing facilities and equipment to meet customer demand;

•	maintain a sufficient supply of raw materials to support our growth; and

•	invest in research and development, engineering, sales and marketing, technical support, distribution capabilities and administrative functions.

While we intend to focus on managing our costs and expenses in the near-term, over the long term we expect to make investments to support our growth, and we may also have additional unexpected costs given the dynamic nature of the market. Additionally, such investments may take time to become fully operational and productive, and we also may not be able to expand quickly enough to serve market opportunities as they develop. There are also inherent execution risks in addressing these new market opportunities that could increase costs and reduce our operating results, including design and cost overruns, poor production process yields and reduced quality control during the start-up phase.

The adoption of, or changes in government or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government or industry policies, standards or regulations that encourage or discourage the use of certain other lighting technologies, could impact the demand for our LED products.

The adoption of or changes in government or industry policies, standards or regulations relating the efficiency, performance or other aspects of LED lighting may impact the demand for our LED products. For example, certain government policies may favor certain LED lighting technologies, which may or may not be consistent with our core technologies and strengths. Demand for our LED products may also be impacted by changes in government or industry policies, standards or regulations that encourage or discourage the use of other lighting technologies. For example, the Energy Independence and Security Act of 2007 in the United States imposes constraints on the sale of incandescent lights, some of which commenced on January 1, 2012. These constraints may be eliminated or delayed by legislative or regulatory action, which could have a negative impact on demand for our LED lighting.

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

We believe our future success and performance depends, in large part, upon our ability to attract and retain highly qualified leaders for our business units and technical, managerial, sales, marketing, finance and operations personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain these key employees in the future, especially in improved economic conditions. The loss of the services of any of our key personnel could have a material adverse effect on our business. Although we have entered into employment agreements with our executive officers and the leaders of some of our business units, we generally do not have employment contracts with our other key employees. In addition, we do not have key person life insurance for most of our key personnel. We cannot assure you that we will be able to retain our current key personnel or that we will be able to attract and retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain highly qualified personnel, our business could be materially and adversely affected.

Price increases in some of the key components in our products and systems could materially and adversely affect our operating results and cash flows.

The prices of some of the key components of our products and systems are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our products and systems or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows. For example, most of our revenues in recent years have been generated from fixed price distributed generation projects, and increases in the prices of key components in those projects, such as engines, generators, diesel fuel, copper, aluminum and labor, would increase our operating costs and, accordingly, reduce our margins in those projects. Although we intend to adjust the pricing on future projects based upon long-term changes in the prices of these components, we generally cannot pass on short-term price increases on fixed priced projects, and we may not be able to pass on all long-term price increases. Such price increases could occur from time to time due to spot shortages of commodities or labor, longer-term shortages due to market forces beyond our control or exchange rate fluctuations. An increase in our operating costs due to price increases from these components causing a reduction in our margins could materially and adversely affect our consolidated results of operations and cash flows.

We depend on sole source and limited source suppliers for some of the key components and materials in our products and systems, which dependence makes us susceptible to supply shortages or price increases that could materially and adversely affect our business.

We depend upon sole source and limited source suppliers for some of the key components and materials that we use in our products and systems. If we experience delays in receiving these components or parts, we will not be able to deliver our products and systems to our customers on a timely basis, which could defer revenues and income recognition, cause the cancellation or reduction of some projects and contracts or cause us to incur financial penalties. Also, we cannot guarantee that any of the parts or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these parts or components will not increase. For example, we are dependent upon obtaining a timely and cost-effective supply of generators and engines for our generator systems for our distributed generation business, but from time to time these generators and engines may be in short supply, affecting the timing of our performance and cost of the generators. From time to time we may experience delays in production because the supply of one or more critical components is interrupted or reduced, or because of malfunctions or failures of key components, or we may experience significant increases in the cost of such components. If any of those events occurs and we have failed to identify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or we may incur higher than expected expenses, either of which could materially and adversely affect our business, operations and results of operations.

Our business is subject to the risk of changes in utility tariff structures, which changes could materially and adversely affect our business as well as our financial condition and results of operations.

Our business is dependent, in part, upon our ability to utilize distributed generation systems to create favorable electricity costs for customers based on utility pricing structures and incentives. If utility tariffs change in some regions, then our business would become less viable in those regions. Moreover, even if such tariffs do not change, if we are unable to obtain the expected benefits from those tariffs, our revenues and income would be materially and adversely affected. Changes in utility tariffs or our inability to obtain the benefits of tariff structures could materially and adversely affect our business, financial condition and results of operations. In addition, many utility tariffs include penalties, which can be severe, in the event that our distributed generation systems do not operate properly when required. Incurring these penalties, particularly in cases where we have multiple distributed generation installations serving one utility system, could materially and adversely affect our business.

Our business is subject to the risk of changes in environmental requirements, which changes could materially and adversely affect our business as well as our financial condition and results of operations.

We primarily utilize diesel powered generators in our systems. While our newer generator systems are made to permit the utilization of a blend of natural gas and diesel, and can also be modified to utilize biodiesel, diesel continues to be the primarily fuel utilized across our fleet of systems. If regulatory requirements in the business regions of our customers are modified to unfavorably affect the utilization of diesel for generation, or require the diesel to have certain properties that impacts the operation of our distributed generation systems or their cost, then our business could be materially and adversely affected. While, in such case, we would utilize our best efforts to find alternative power sources, there is no assurance those alternative sources would be economically acceptable. Thus, unfavorable changes to such regulatory environmental requirements could materially and adversely affect our business as well as our financial condition and results of operations.

In some of our project-based distributed generation system sales, the contracts with our customers have long-term performance requirements that subject us to risks.

In some of our project-based distributed generation system sales, the contracts with our customers impose long-term performance requirements on us, and these projects subject us to risks due to our obligations under those contracts. For example, in some cases, we are responsible for the full maintenance on the generators and switchgear during the term of the contract, but the reserves we have set aside may not be sufficient to cover our maintenance obligations, and the maintenance packages that we purchase to cover the maintenance on the generators may not be adequate. In addition, changes in circumstances that were not contemplated at the time of the contract could expose us to unanticipated risks or to protracted or costly dispute resolution.

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

Our business operations are subject to varying degrees of federal, state, local and foreign laws and regulations. For example, our products, services and technologies are subject to regulations relating to emissions, building codes, public safety, electrical connections, security protocols, and local and state licensing requirements. The regulations to which we are subject may change, additional regulations may be imposed, or existing regulations may be applied in a manner that creates special requirements for the implementation and operation of our products or services that may significantly impact or even eliminate some of our revenues or markets. In addition, we may incur material costs or liabilities in complying with any such regulations. For example, our recurring revenue projects could be materially and adversely affected by new laws or regulations, or new interpretations of existing laws and regulations, that would ban the ownership of power generation by a third party, such as us. Furthermore, some of our customers must comply with numerous laws and regulations, which may affect their willingness and ability to purchase our products, services and technologies.

The modification or adoption of future laws and regulations could adversely affect our business, cause us to modify or alter our methods of operations and increase our costs and the price of our products, services and technology. In addition, we cannot provide any assurance that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties or restrictions that could materially and adversely affect our business.

Because many of our businesses and our product offerings have limited histories and their business strategies are still being developed, their markets may be limited and concentrated, and limited information is available to evaluate their future prospects.

Our business strategy includes the development and expansion of new businesses and product lines from time to time. Examples of recent new product offerings and those in development include, but are not limited to, our LED-based street lights and other LED lighting products being developed by our Energy Efficiency team, our new SmartStation and micro-grid products, and our new PowerBlock generator technologies. Our plans and strategies with respect to these new businesses and product offerings are often based on limited histories and market information and are continually being modified as we seek to maximize their potential. In addition, our new businesses generally have a limited number of customers, and our future success depends in large part upon our ability to expand our customer base and to enhance and develop our products and services in these new businesses so that they will generate significant revenues, profits and cash flow.

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

The margins on our revenues from some of our product and service offerings are higher than the margins on other product and service offerings. For example, the gross margins we obtain on distributed generation recurring revenue contracts are generally higher than the margins we obtain on project-based sales. Additionally, the gross margins we earn on our Utility Infrastructure projects tend to be lower than our other areas, and growth in this business can put downward pressure on our consolidated gross margins over time. Additionally, our margins fluctuate from project to project, depending on the project’s scope, technical specifications and materials and labor costs, among other factors. Our margins can also fluctuate based upon competition, alternative products and services, operating costs, tariff systems and contractual factors. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease, and, accordingly, we will record lower profits and receive less cash flow on the same amount of revenues.

We are subject to lawsuits, claims and other proceedings from time to time, and in the future we could become subject to new proceedings, and if any of those proceedings become material and are successfully prosecuted against us, our business, financial condition and results of operations could be materially and adversely affected.

From time to time, we are involved in a variety of claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract, property damage and other matters. For example, from time to time, we are involved in disputes relating to the scope of our services, or services that we receive from our vendors, and charges or fees relating to those services. These disputes have historically been limited in number and dollar amount and, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition or results of operations. However, our historical experience is not necessarily indicative of the number or dollar amount of future disputes or claims, and the ultimate outcome of these types of matters cannot be accurately predicted due to the inherent uncertainty of litigation. We have vigorously defended all claims against us in the past, and intend to continue to do so in the future. However, even if we are successful on the merits, any pending or future lawsuits, claims or other legal proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such disputes, claims or proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

We extend product warranties, which could adversely affect our operating results.

We generally provide a standard one year warranty for our distributed generation, switchgear and utility infrastructure equipment and a five year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our warranty reserves periodically by reviewing our warranty repair experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and instituting methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. Our warranty reserves may be inadequate due to undetected product defects, unanticipated component failures, or changes in estimates for material, labor and other costs we may incur to replace projected product failures. As a result, if actual product failure rates, parts and equipment costs or service labor costs exceed our estimates, our operating results could be adversely impacted.

Consolidation in our customer base and utility relationships can create risks that could adversely affect our business.

From time to time industry consolidation can occur and impact our customers and potential customers, as well as our utility relationships and potential utility relationships. Industry consolidation has the potential to impact virtually every area of our business. In each of our businesses, industry consolidation has the potential to create both positive and negative effects on our business. The risks created by industry consolidation include, but are not limited to, instances where our customers or utility company relationships are acquired by other customers or utilities who:

•	have vendors other than us from which they prefer to source our products and services;

•	seek to reduce the prices they pay for our products and services;

•	have not adopted our methodologies and technology;

•	impact organizational structures and personnel such that our relationships are negatively affected; or

•	in the case of utilities, cause changes in tariff structures that are unfavorable to our business.

Many of our products and services experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter or year and on our ability to anticipate and plan for our future revenues.

Purchases of our products and services are usually significant financial investments for our customers and are used by our customers to address important and complex business needs. Customers generally consider a wide range of issues and alternatives before making a decision to purchase our products and services. Before customers commit to purchase our products, they often require a significant technical review, assessment of competitive products and approval at a number of management levels within their organization. The sales cycle may vary based on the industry in which the potential customer operates. The length and variability of the sales cycle makes it difficult to predict whether particular sales commitments will be received in any given quarter. During the time our customers are evaluating our products and services, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers’ needs. We may also expend significant management efforts, increase manufacturing capacity, hire employees, purchase or lease equipment, order long-lead-time components or purchase significant amounts of inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenue to offset those expenses.

If we are unable to continue to develop new and enhanced products and services that achieve market acceptance in a timely manner, our competitive position and operating results could be harmed.

Our future success will depend on our ability to continue to develop new and enhanced products and services that achieve market acceptance in a timely and cost-effective manner. The markets in which our businesses operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and services depends on a number of factors, including:

•	the changing requirements and preferences of the potential customers in our markets;

•	the accurate prediction of market requirements, including regulatory issues;

•	the timely completion and introduction of new products and services to avoid obsolescence;

•	the quality, price and performance of new products and services;

•	the availability, quality, price and performance of competing products, services and technologies;

•	our customer service and support capabilities and responsiveness;

•	the successful development of our relationships with existing and potential customers; and

•	changes in industry standards.

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

Development and enhancement of our products and services will require significant additional expenses and could strain our management, financial and operational resources. The lack of market acceptance of our products or services or our inability to generate sufficient revenues from this development or enhancements to offset their costs could have a material adverse effect on our business. In addition, we may experience delays or other problems in releasing new products and services and enhancements, and any such delays or problems may cause customers to forego purchases of our products and services and to purchase those of our competitors.

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

Failures in the integrity of our current financial systems and processes, and future system or process upgrades or changes, could materially affect our business performance and our ability to accurately and timely report our financial results.

Our ability to generate accurate and timely financial information for management reporting and public reporting purposes is dependent on the integrity and stability of our current financial systems and processes, and future changes and upgrades to these systems and processes. Disruptions in our systems integrity could lead to operational issues and inefficiencies in our business which could be material. Our growth requires that we upgrade our financial systems and processes from time to time, and we expect financial system upgrades will improve our financial operations when complete, but transitional issues could occur during the upgrade process which could adversely impact our performance as well as the integrity or timing of our financial results.

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

Our prior investment in and management of the WaterSecure operations will continue to present risks to us even though these operations were sold in June 2011.

WaterSecure is our subsidiary that manages and holds a significant minority ownership interest in the private business that owned and conducted the WaterSecure operations until these operations were sold in June 2011. While there are no further WaterSecure operations being conducted, and our primary responsibility as manager is the completion of the liquidation and dissolution of the underlying assets and business, our prior management of this business and our ongoing management of its winding up present risks to us inherent in the management of private enterprises. While there are no currently pending or overtly threatened claims or actions, and we are unaware of any basis therefore, if any were to be made and if we were to fail to successfully defend against them, our financial condition and results of operations could be materially and adversely affected. Additionally, we have $1.4 million of purchase price proceeds that are in escrow and subject to claims by the purchaser until at least June 1, 2012.

Our business may be subject to additional obligations to collect and remit sales, use or other taxes, and any successful action by state, foreign or other authorities to collect additional sales, use or other taxes could adversely harm our business

We file sales or use tax returns in certain states as required by law. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the services that we provide. However, one or more states could seek to impose additional sales or use tax collection and record-keeping obligations on us. Any successful action by state, foreign or other authorities to compel us to collect and remit sales or use taxes, either retroactively, prospectively or both, could adversely affect our results of operations and business.

If our information technology systems are compromised or fail to operate, or if we experience an interruption in their operation, our business, financial condition and results of operations could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively control distributed generation equipment on our customers’ sites and gather and assess data used in our operations. The failure of our information technology systems to perform as we anticipate could disrupt our business and make us unable, or severely limit our ability, to serve our customers. In addition, our information technology systems are vulnerable to damage or interruption from:

•	earthquakes, fires, floods and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	power losses; and

•	computer systems, Internet, telecommunications or data network failures.

Any interruption in the operation of our information technology systems could result in decreased revenues, loss of customer confidence in our products, services, technology or systems and lawsuits and could subject us to penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements included in this report, a significant portion of our revenues is recognized using the percentage-of-completion method of accounting. In applying the percentage-of-completion method to our distributed generation turn-key projects, we have identified the key output project phases that are standard components of these projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of costs incurred and the value added to the overall construction project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turn-key product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the construction project and is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues (and associated project costs) and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.

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

Our operating results can be negatively affected by weather conditions.

We perform a substantial amount of our services in the outdoors. As a result, adverse weather conditions, such as rainfall, snow or storms, may affect our productivity in performing, or may delay our performance of, those services. The effect of weather delays in projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays. While difficult weather conditions can provide opportunities for us to serve utilities with storm restoration activities, which would generally enhance our financial results, a reduction in our productivity or delays in our performance of our services may adversely affect our business and financial results.

Anticipated reductions to our existing net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes in 2012 and beyond will cause us to face exposure to significantly higher tax liabilities, adversely affecting our net income and cash flow.

In the past, we have been able to offset a substantial amount of our taxable income for U.S. federal income tax purposes by utilizing our net operating loss carryforwards, which we refer to as NOLs. However, as a result of the taxable gain on the sale of our WaterSecure business in 2011 as well as our offsetting of taxable income in the prior years against our NOLs, we have exhausted a significant portion of our available NOLs. As of December 31, 2011, our available federal NOLs were approximately $17.4 million, none of which expire over the next three years. When our aggregate future net income, for federal income tax purposes, exceeds the amount of our available NOLs we will commence incurring liability for federal income taxes, which will adversely affect our net income, cash flow and available cash resources compared to previous periods during which we were able to utilize our NOLs.

In addition, our ability to utilize these NOLs is subject to significant conditions and restrictions. If we fail to meet these conditions and restrictions, we may be unable to fully utilize some or all of these NOLs. For example, the use of our NOLs is limited under the alternative minimum tax provisions of the U.S. federal income tax code, as a result of which we have recorded and paid U.S. federal income taxes in the past and expect to do so in the future. Other limitations imposed on our ability to use NOLs to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, adversely affecting our future net income and cash flow. For example, a corporation that undergoes an “ownership change” for U.S. federal income tax purposes is subject to limitations on its ability to utilize its NOLs to offset future taxable income. A corporation generally undergoes an ownership change when the ownership of its stock, by value, changes by more than 50 percentage points over any three year period. Similar rules and limitations may apply for state income tax purposes as well.

The elimination of our deferred tax valuation allowance in 2011 will increase our effective tax rate in the future and will adversely affect our net income.

The income tax provision or benefit we record is the result of applying our annual effective tax rate by our net income or loss. Our effective tax rate and our income tax provision or benefit includes the effects of many factors, including changes in the valuation allowance for our net deferred tax asset associated with our NOLs. As a result of the gain from the sale of our WaterSecure operations in June 2011, we eliminated our valuation allowance for our net deferred tax asset associated with our remaining NOLs. Our overall effective tax rate in 2011 was reduced by the favorable effects of the elimination of our valuation allowance. In the future, however, we expect our effective tax rate will increase and this will adversely affect our net income.

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

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in government administrations, such as the Presidency and the Congress in the United States, as well as at the state level and in other countries in which we may from time to time operate;

•	changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;

•	the jurisdiction in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits; and

•	the recognition and measurement of uncertain tax positions.

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

We acquire some of our inventory, primarily for our Energy Efficiency products, and we expect to market and sell some of our products and services, in international markets. While virtually none of our sales have been into international markets in recent years, one component of our strategy for future growth involves the expansion of our products and services into new international markets and the expansion of our marketing efforts in our current international markets. This expansion will require significant management attention and financial resources to establish additional offices, hire additional personnel, localize and market products and services in foreign markets and develop relationships with international service providers. Moreover, we acquire a significant amount of our inventory for our Energy Efficiency business from Asian nations. We have very limited experience in international operations, including developing localized versions of our products and services and developing relationships with international service providers. We cannot provide any assurance that we will be successful in developing international operations, or that revenues from international operations will be sufficient to offset these additional costs. If revenues from international operations are not adequate to offset the additional expense from expanding these international operations, our business could be materially and adversely affected.

International business activities expose us to many of the risks inherent in conducting business on an international level that could result in increased expenses, or could limit our ability to generate revenues, including:

•	difficulties in collecting international accounts receivable and longer collection periods;

•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;

•	insular supply chains and our dependency on relationships over which we have little influence;

•	the impact of local economic conditions and practices;

•	difficulties in staffing and managing foreign operations;

•	difficulties in complying with foreign regulatory and commercial requirements;

•	increased costs associated with maintaining international marketing efforts;

•	fluctuations in currency exchange rates;

•	potential adverse tax consequences;

•	adverse changes in applicable laws and regulatory requirements;

•	import and export restrictions;

•	export controls relating to technology;

•	tariffs, customs and other trade barriers;

•	political, social and economic instability;

•	reduced protection for intellectual property rights;

•	cultural and language difficulties;

•	natural disasters and public health emergencies;

•	the potential nationalization of businesses;

•	shipping costs and delays;

•	foreign exchange controls that might prevent us from repatriating foreign earnings or impair our ability to acquire inventory or transfer assets; and

•	the localization and translation of products and services.

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

Catastrophic events and other factors outside of our control could disrupt our business.

We must protect our business and operations against damage from earthquake, flood, hurricane and similar catastrophic events. A natural disaster or other unanticipated problem could also adversely affect our business by, among other things, harming our information systems or data, or other internal operations, limiting our ability to communicate with our customers, impairing our ability to perform critical functions of our business and limiting our ability to sell our products and services. Any outbreak of a widespread communicable disease pandemic could similarly impact our operations. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers and disruptions to our supply chain, which could cause delays in new orders, delays in completing projects or even cancellations of orders. Any of these events could severely affect our ability to conduct normal business operations and, as a result, adversely affect our business, financial condition and our results of operations.

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

The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. For example, since January 1, 2011, the closing sale price of our common stock, as reported on The NASDAQ Global Select Market, has fluctuated from a low of $3.78 to a high of $9.05. The stock market in general, and the market for small cap companies and energy companies in particular, have experienced extreme price and volume fluctuations in recent years, and these fluctuations have often been unrelated or disproportionate to the operating performance of those companies. A number of factors could cause wide fluctuations in the market price and trading volume of our common stock to continue in the future, including:

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

We own our principal executive and operating offices, including the land and building, which are located in Wake Forest, North Carolina. The building consists of approximately 23,000 square feet and sits on approximately 2.65 acres of land. We also own an 11,770 square foot pre-engineered steel building, which sits on approximately 16.65 acres of land, in Randleman, North Carolina that we use for fabrication activities. These properties are subject to deeds of trust granted under our credit facility, as described in the notes to our consolidated financial statements included elsewhere in this report.

We lease 16 facilities located in North Carolina, South Carolina, Georgia, Florida and Maryland. The facilities, which consist of approximately 148,000 square feet in the aggregate, are used primarily as offices but also for operations. The leases on these facilities have an aggregate monthly rental obligation of approximately $81,000 and expire at various dates through 2017.

We believe our facilities are suitable and adequate to meet our current needs, although our anticipated growth may require us to obtain additional space in the future. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract and other matters. We intend to vigorously defend all claims and proceedings against us. Although the ultimate outcome of these proceedings cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, none of the currently pending or overtly threatened proceedings, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or other legal proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on The NASDAQ Global Select Market under the symbol “POWR.” The following table sets forth the range of the high and low sales prices per share of our common stock, as reported on The NASDAQ Global Select Market for the periods indicated:

	September 30,	September 30,
Fiscal Year 2011 Quarters Ended:	High	Low
March 31	$9.05	$5.90
June 30	8.86	6.65
September 30	7.38	3.78
December 31	6.93	3.93

	September 30,	September 30,
Fiscal Year 2010 Quarters Ended:	High	Low
March 31	$9.10	$6.07
June 30	11.81	7.67
September 30	11.05	7.99
December 31	9.98	7.38

On March 1, 2012, the last sale price of our common stock as reported on The NASDAQ Global Select Market was $6.08.

Holders

As of March 1, 2012, there were 114 holders of record of our common stock. Such number of record holders does not include additional stockholders whose shares are held in street or nominee name by banks, brokerage firms and other institutions on their behalf.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, for investment in the development, operation and growth of our business and for the servicing and repayment of indebtedness. Future cash dividends, if any, will be determined by our Board of Directors, in its discretion, based upon our earnings, financial condition, cash flow, capital resources, capital requirements, charter restrictions, contractual restrictions including those under our credit facility, and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

We adopted a stock repurchase program in November 2011. The following table sets forth information with respect to our repurchases of our common stock during the fourth quarter of 2011:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011—October 31, 2011	—	—	—	$5,000,000
November 1, 2011—November 30, 2011	—	—	—	$5,000,000
December 1, 2011—December 31, 2011	57,200	$4.88	57,200	$4,721,120

Total	57,200	$4.88	57,200	$4,721,120

(1)

On November 3, 2011, we announced that our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5.0 million in shares of our common stock. Our Board of Directors’ authorization specifies the maximum dollar amount but not the maximum number of shares to be repurchased. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. The stock repurchase program may continue for a period of up to 24 months after authorization, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our Board of Directors.

Item 6.	Selected Financial Data

The selected consolidated financial data in the following tables have been derived from our audited consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011 and 2010, have been derived from our audited consolidated financial statements and the related notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007, have been derived from our audited consolidated financial statements and the related notes thereto not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected from our future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this report.

	September 30,	September 30,	September 30,	September 30,	September 30,
Consolidated Statement of	Year Ended December 31,
Operations Data:	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

Revenues	$130,015	$96,209	$85,426	$115,993	$94,923
Cost of sales	89,321	60,605	54,136	77,550	65,015

Gross profit	40,694	35,604	31,290	38,443	29,908

Operating expenses:
General and administrative	33,652	28,262	23,586	27,128	21,086
Selling, marketing and service	4,651	5,104	3,927	5,325	3,539
Depreciation and amortization	3,423	2,641	2,092	1,847	1,355
Restructuring charges	—	—	—	—	14,139

Total operating expenses	41,726	36,007	29,605	34,300	40,119

Operating income (loss)	(1,032)	(403)	1,685	4,143	(10,211)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	21,873	—	—	—	—
Equity income	1,559	3,182	2,167	3,490	2,774
Management fees	282	583	447	556	423
Interest income and other income	98	99	161	464	1,131
Interest expense	(575)	(619)	(607)	(287)	(51)

Income (loss) before income taxes	22,205	2,842	3,853	8,366	(5,934)
Income tax benefit (provision)	(3,134)	(1,130)	(615)	(729)	2,256

Income (loss) from continuing operations	19,071	1,712	3,238	7,637	(3,678)
Income from discontinued operations (1)	4,133	1,597	1,067	3,021	2,040

Net income (loss)	23,204	3,309	4,305	10,658	(1,638)
Net (income) loss attributable to noncontrolling interest	846	153	(1,512)	—	30

Net income (loss) attributable to PowerSecure International, Inc.	$24,050	$3,462	$2,793	$10,658	$(1,608)

(1)	During fiscal 2011, our Board of Directors approved a plan to exit our PowerPackages business and the majority of its assets and liabilities were liquidated and its operations ceased in 2011. During fiscal 2010, our Board of Directors approved a plan to sell our Southern Flow business and all of its assets and operations were sold effective January 1, 2011. During fiscal 2007, our Board of Directors approved a plan to discontinue the business of our Metretek, Incorporated operation and substantially all of its assets and operations were sold in March 2008. The operations of PowerPackages, Southern Flow and Metretek, Incorporated have been classified as discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2011 have been reclassified to conform to fiscal 2011 presentation. Such reclassifications had no impact on our net income (loss) or stockholders’ equity.

	September 30,	September 30,	September 30,	September 30,	September 30,
Consolidated Statement of	Year Ended December 31,
Operations Data (continued):	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

Per Share Data:

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.05	$0.10	$0.10	$0.45	$(0.23)
Income from discontinued operations	0.22	0.09	0.06	0.18	0.13

Net income (loss)	$1.27	$0.19	$0.16	$0.63	$(0.10)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.04	$0.10	$0.10	$0.44	$(0.23)
Income from discontinued operations	0.22	0.09	0.06	0.18	0.13

Net income (loss)	$1.26	$0.19	$0.16	$0.62	$(0.10)

Weighted average common shares outstanding:
Basic	18,877	18,133	17,177	16,978	16,148

Diluted	19,139	18,603	17,343	17,284	16,148

	September 30,	September 30,	September 30,	September 30,	September 30,
Consolidated Balance	As of December 31,
Sheet Data:	2011	2010	2009	2008	2007
	(In thousands)

Cash and cash equivalents	$24,606	$8,202	$20,169	$24,316	$28,710
Working capital	69,381	54,514	47,221	42,554	41,278
Total assets	142,575	120,529	111,477	110,834	113,023
Long-term capital lease obligations	2,807	3,647	4,445	5,201	5
Revolving line of credit and long-term debt	—	5,000	—	—	—
Total stockholders’ equity	112,462	87,244	79,239	72,811	59,240

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009, and of our consolidated financial condition as of December 31, 2011 and 2010, should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

PowerSecure International, Inc. is a leading provider of products and services to electric utilities and to their large commercial, institutional and industrial customers. We conduct our core operations through our Utility and Energy Technologies segment, formerly named our Energy and Smart Grid Solutions segment, which is the only segment that we have strategically focused on investing in and growing for the last several years.

Our strategy is to serve electric utilities and their commercial, institutional and industrial customers with energy-related products and services that have strong value propositions. We provide these products and services through our Utility and Energy Technologies segment in three primary product and service areas: our Interactive Distributed Generation products and services, Utility Infrastructure products and services, and Energy Efficiency products. We are continually listening to existing and potential utility partners, customers and potential customers, to identify energy-related products and services we can deliver to add value to their businesses. We seek to fill these needs in several ways, including:

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

Over the near and mid-term, we expect these business development efforts, and our resources, will primarily be focused on growing our Utility and Energy Technologies segment, and our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. Over the longer term, we expect to identify additional opportunities for business expansion that are complementary to these areas.

We previously conducted our non-core business through our Energy Services segment. Until recently, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow,” and WaterSecure Holdings, Inc., which we refer to as “WaterSecure.” WaterSecure holds a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations.” Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are now reflected as discontinued operations in the accompanying consolidated financial statements. The sales of our WaterSecure and Southern Flow operations were the fulfillment of our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

Interactive Distributed Generation

Our Interactive Distributed Generation business involves manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations, generally on behalf of electric utilities. Our systems provide a dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers.

Our Interactive Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our original business model, which is still our primary model, we sell the distributed generation system to the customer. We refer to this as a “project-based” or a “customer-owned” model. For distributed generation systems sold under the project-based model, the customer acquires ownership of the distributed generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, we will also usually receive a modest amount of on-going monthly revenues to monitor the system for backup power and peak shaving purposes, as well as to maintain the system.

Our second business model is structured to generate long-term recurring revenues, which we refer to as our “recurring revenue model” or “PowerSecure-owned” or “company-owned” model. Our PowerSecure-owned model represents an increasing portion of our distributed generation business. For distributed generation systems completed under this model, we retain ownership of the distributed generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are set at a level intended to provide us with attractive returns on the capital we invest in installing and maintaining the distributed generation system. Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as a shared savings recurring revenue contract. For our shared savings recurring revenue contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

In both economic models, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs. In our PowerSecure-owned model, where we pay for, install and maintain ownership of the system in exchange for the customer paying us smaller fees over a period of years, utilities and their customers receive access to our system and the related benefits of distributed generation without making a large up-front investment of capital. Under the PowerSecure-owned model, contracts can be structured between us and the utility, us and the customer, or all three parties.

In 2011, 81.2% of our distributed generation revenues consisted of customer-owned sales, and 18.8% of our distributed generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model also requires us to invest our own capital in the project without any return on capital until after the project is completed, installed and successfully operating.

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

Revenues for our UtilityServices business are generally earned, billed, and recognized in two primary models. Under the first model, we have regular, on-going assignments with utilities to provide regular maintenance and upgrade services. These services are earned, billed, and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of transmission poles we upgrade, or on an hourly fee basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in some cases, we are engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we receive fees over a long-term contract for the customer to have access to the infrastructure to transmit or receive power.

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

Energy Efficiency

Our Energy Efficiency business is focused on providing energy solutions to utilities, municipalities, and commercial, institutional and industrial customers with strong value propositions that are designed to reduce their energy costs, improve their operations, and benefit the environment. Our Energy Efficiency area includes our EfficientLights, IES and EnergyLite businesses and brands, all of which are focused on bringing light emitting diode, or “LED,” lighting solutions to the marketplace.

Our EfficientLights business is focused on developing LED-based lighting products for grocery, drug and convenience stores. These LED lighting products include our largest volume product, our EfficientLights fixture for reach-in refrigerated cases, as well as lighting for walk-in storage coolers and open refrigerated shelves. Additionally, our EfficientLights business is in the process of developing and marketing LED-based parking lot lights for retail stores.

Our IES business designs and manufactures new LED-based lighting products for commercial, industrial and consumer applications. The business of IES includes turn-key product development, engineering and manufacturing of solid state LED-based lights, including street lights, area lights, landscape lights, and other specialty lighting applications. In addition, IES’s product portfolio includes component parts, such as power drivers, light engines and thermal management solutions. IES provides its products directly to original equipment manufacturers, or OEMs, and to electronics manufacturers and retailers, either as component solutions or as turn-key products.

Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as our SuperTube LED light replacement for fluorescent tubes. These products are marketed to utilities and municipalities directly, and through third party distribution arrangements.

We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. These lights are primarily sold as retrofits for existing traditional lighting, although they are also sold for initial lighting installations. From time to time we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geographic scope. We also sell our LED lights to, and through OEMs of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, including our LED-based parking lot light, we expect to employ a similar business model.

We also generate LED-based lighting revenues through our IES business through the sale of proprietary LED lights, as well as the sale of LED-lighting components including power drivers, light engines and thermal management solutions. Our IES business designs and manufactures these LED-based lighting products for commercial, industrial and consumer applications. IES provides its products directly to OEMs, electronics manufacturers, and retailers, either as component solutions or as turn-key products. We expect our IES business to bring additional LED lighting products and components to market, and employ a similar business and distribution model.

Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as our SuperTube light, and we expect to market other produces in the future. We utilize the engineering and manufacturing capabilities of our IES team in the development of these products. These products are marketed to utilities, municipalities and businesses directly and through third party distribution arrangements.

Energy Services Business Segment

We completed the sales of our two Energy Services businesses in 2011, ceasing our operations in this business segment.

We previously conducted operations through our WaterSecure business. Through WaterSecure, we own a significant non-controlling minority portion of the equity interests of MM 1995-2, an unconsolidated business. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. Prior to the sale, MM 1995-2 owned and operated water processing, recycling and disposal facilities in northeastern Colorado, and the business served oil and natural gas production companies in that area.

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

The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies segment. As a result of these sales, our Energy Services segment ceased business activities in 2011.

How We Evaluate our Business Performance and Opportunities

Major Qualitative and Quantitative Factors we Consider in the Evaluation of Our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results, including our current results future expectations, include the following:

•

A significant amount of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency revenue, involves large product and service orders. Our revenue and profit in any particular period is significantly influenced by the sales commitments for projects that we receive in periods which precede the reporting period and then are completed and recognized in the reporting period. Accordingly, as we plan our business and evaluate our results, particularly in the short-term, we are focused on the revenue we expect to recognize from projects we have in our near-term revenue backlog, which includes project awards and orders we have received but have not yet completed and recognized. Additionally, with regard to our medium and longer term results, we focus on revenue opportunities in our sales pipeline, which includes revenue from projects that we are in discussion with customers about but have not been awarded.

•

Our net income in any particular period is significantly influenced by the gross margins on the particular projects we complete, and products and services which are delivered in that period. Because our projects are primarily fixed price projects, we are particularly focused on the cost of sales we incur to deliver them. This cost of sales includes the cost of labor, materials, and other inputs that are directly associated with that particular project. Our projects are priced with gross margin expectations that provide us with our targeted financial returns, and variances from these gross margin expectations are an area we regularly assess. The larger the project or product or service order, the more rigorously it is assessed, because larger projects influence our profit to a greater degree than smaller projects. Our cost of sales and gross margin on particular projects can affect our future pricing and operational decisions on similar projects, and can also influence our strategic decisions about the products and services we will provide in the future, and the business model we will use to provide them. However, because our projects and orders are generally custom priced, the current market cost of commodity materials is incorporated into the price of our projects and orders, which means that fluctuations in these commodity costs is generally not a major focus of management.

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

•

We believe that increasing the amount of Interactive Distributed Generation business we perform under a recurring revenue model will increase our profitability and increase the predictability of our results over time, although not necessarily in the near-term. We believe that achieving increasingly predictable results, in turn, will increase shareholder value over the long-term. Since our business strategy includes increasing the amount of revenue we generate from recurring revenue contracts, we actively evaluate the progress we are making in this area. In addition, recurring revenue projects generally require us to invest capital at the beginning of the contract term to manufacture and install equipment. These capital expenditures can be significant, and we actively evaluate expectations as to the timing and amount of capital expenditure investments we will make for these recurring revenue projects in the context of our overall revenue and profit expectations, cash and debt position, lender covenants, and other financing constraints. This evaluation includes expectations for capital investments in our revenue backlog as well as our revenue pipeline.

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

•

We actively evaluate our costs, including staffing, machinery and equipment, facilities, and other overhead, and trends in these costs, in conjunction with our revenue expectations and business opportunities to ensure that we have the right infrastructure in place to maximize our long-term revenue and profit opportunities, while balancing the need to deliver near-term profits.

•

We actively evaluate and plan our working capital needs, and the impact of these needs on our cash and debt position. The primary areas that require significant working capital are inventory, which tends to increase at the beginning of a project, and at the start of a large order, and receivables, which tend to increase at the end of a project, and at the end of a large order.

•

We actively evaluate and plan for our expected revenue and profit results, including the revenue and profit results from our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency businesses.

Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results

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

•

the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•

our strategy to increase our revenues through long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require significant up-front capital expenditures and they protract our revenue and profit recognition compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•

our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facilities and to successfully finance the recurring revenue portion of our business model;

•

our ability to maintain and grow our utility infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which is required to serve utilities in this business area, and the risk that our utility customers will change work volumes, pricing, or displace us from providing services;

•

the sale of our non-core Southern Flow and WaterSecure businesses, including the associated loss of revenues, cash flow and income from those businesses and our ability to redeploy the sales proceeds productively and profitably into our core business;

•

our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our Energy Efficiency business unit in relation to third party manufacturing arrangements we have with vendors in China and other component parts which originate in Japan;

•

the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•

our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our utility infrastructure business;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	our ability to implement our business plans and strategies and the timing of such implementation;

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

•

changes in our expenses, including prices for materials including but not limited to copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability or inability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

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

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations;

•	the effects of litigation, warranty claims and other claims and proceedings; and

•	our ability to make and obtain the expected benefits from the development or acquisition of technology or businesses, and the costs related to such development or acquisitions.

Because we have little or no control over most of these factors, our operating results are difficult to predict. Any adverse change in any of these factors could negatively affect our business and results of operations.

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

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and it takes time for revenues to develop, which can result in losses in early periods. Another factor that could cause material fluctuations in our quarterly results is the amount of recurring, as opposed to project-based, sources of revenue we generate for our distributed generation and utility infrastructure projects. To date, the majority of our Utility and Energy Technologies segment revenues have consisted of project-based distributed generation revenues, project-based utility infrastructure revenues and sales of LED lighting fixtures, which are recognized as the sales occur or the projects are completed. However, we have marketing efforts focused on developing more sales under our recurring revenue model, for which the costs and capital is invested initially and the related revenue and profit is recognized over the life of the contract, generally five to fifteen years. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, but result in delayed recognition of revenue and net income, especially in the short-term, as we implement an increased number of these recurring revenue projects.

Due to all of these factors and the other risks discussed in “Item 1A. Risk Factors,” quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

Recent Developments

Strategic Transactions and Events

In 2011, we completed our strategy to monetize our non-core Energy Services segment businesses, Southern Flow and WaterSecure, to focus on our core Utility and Energy Technologies segment. Effective January 1, 2011, we sold our Southern Flow business, pursuant to a purchase and sale agreement dated December 30, 2010. Under the terms of the purchase agreement, Zedi, Inc., a Canadian corporation, through its wholly-owned U.S. subsidiary, purchased 100% of the stock of Southern Flow for $16.5 million. In addition, we retained cash of approximately $0.7 million from excess working capital of Southern Flow. Under the purchase agreement, we agreed to certain customary indemnification obligations for a period of 18 months after the closing of the sale. The financial results of Southern Flow are reported as discontinued operations in our consolidated financial statements presented in this report. In addition, the $5.6 million gain, net of tax, on the sale of Southern Flow is presented in our consolidated financial statements for fiscal 2011 as discontinued operations.

Through WaterSecure, we own a significant non-controlling minority equity interest in MM 1995-2, which we account for under the equity method. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. As a result of that sale, we received $26.2 million as our share of the sales and liquidation proceeds. In addition, we may receive up to $1.4 million from the balance of the sales price, which was placed into escrow for one year in connection with the indemnification obligations of MM 1995-2 in connection with various representations and warranties it made to the purchaser. We recorded a pre-tax gain in the amount of $21.9 million in 2011 for our share of the equity in the gain on the sale.

On May 31, 2011, we adopted a plan to exit the business and sell the assets of PowerPackages, which operated a medium speed engine business in our Utility and Energy Technologies segment. We adopted this plan of disposition after evaluating the prospects for the PowerPackages business, current market conditions and our opportunities to focus our time and resources in other areas which have a higher potential to deliver near and mid-term revenue and profit growth. As of December 31, 2011, the operating activities of PowerPackages had ceased, and its shutdown activities were substantially complete. We have reclassified the operations and remaining assets and liabilities of PowerPackages as discontinued operations in our consolidated financial statements. We recorded a loss from discontinued operations related to the PowerPackages exit plan in the amount of $1.5 million, net of tax benefit, for fiscal 2011.

On November 1, 2011, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5.0 million in shares of our common stock. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. The stock repurchase program may continue for a period of up to 24 months, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our Board of Directors. In November 2011, we amended our credit facility to permit us to proceed with the $5 million stock repurchase program.

On December 21, 2011, our credit facility was amended and restated to reduce and simplify the covenant structure, extend the maturity, and reflect that we are carrying a large cash position due to the sale and monetization of non-core Energy Services businesses earlier in 2011. The credit facility is backed by a syndicate which includes Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, or BB&T, as lender. The amended credit facility consists of a $20 million revolving credit facility and a $2.4 million term loan, compared to a $25 million revolving credit line before the amendment. As of March 8, 2012, we had no outstanding balance under the credit facility other than the $2.4 million term loan.

Recent Announcements Regarding Our Business Operations

We have made several recent announcements reporting on our new business awards in our core Utility and Energy Technologies segment. Since January 19, 2012, we have announced that we have received $50 million in new business awards, including $30 million of Utility Infrastructure projects primarily under two-year contracts with two separate divisions of a major investor-owned utility, $15 million from three major retailers for our EfficientLights LED lighting technology, and $10 million of orders for our Interactive Distributed Generation smart grid power systems. In addition, our innovative, energy efficient LED-based SecureLite has been adopted as the standard area light by three utilities that placed orders for several hundred units to be used as replacements are required for existing lighting, and for residential and commercial illumination projects. Recently, we were also awarded a new contract to build several million dollars of electrical transmission infrastructure to support a series of new oil and gas production site on behalf of a major energy company, in partnership with a prominent electric utility.

We have also made several recent announcements reporting on new products, technologies and strategies. We adopted an expanded and enhanced strategy to serve customers in the large and growing Data Center and Hospital markets with mission critical power systems, and we hired two industry executives to lead our sales and marketing efforts in each of the Data Center and Hospital categories. We introduced a new industry-leading version of our PowerBlock proprietary generator system that runs on a combination of natural gas and diesel fuel, is Tier 4 Interim emissions compliant, and improves redundancy. Additionally, we introduced our new SuperTube, an energy efficient LED-based light designed to replace and upgrade commercial overhead T8 and T12 fluorescent lighting.

Financial Results Highlights

Our consolidated revenues during 2011 increased by $33.8 million, or 35.1%, compared to our consolidated revenues during 2010. The drivers of this revenue increase were the across the board increases in revenues in each of our product and service areas, including a 94.2% increase in revenues from Utility Infrastructure products and services, a 18.2% increase in revenues from Interactive Distributed Generation products and services, and a 8.1% increase in revenues from Energy Efficiency products.

Our gross profit margin as a percentage of revenue was 31.3% during 2011, a decrease of 5.7 percentage points compared to 2010. Our lower gross profit margins in 2011 compared to 2010 were due to an increase in the growth and amount of Utility Infrastructure revenue in 2011, which is generally our lowest gross margin product and service category. The lower year-over-year gross margins were also driven by the mix of specific projects which were completed in 2011 versus 2010, with 2010 containing several projects with gross margins that were quite high. These year-over-year differences in specific project margins were due to the nature and scope of the individual projects being completed in each respective year, rather than a result of a specific systemic margin trend. Additionally, 2011 included $0.8 million of additional fuel costs incurred to operate a PowerSecure-owned distributed generation system which serves a Midwest utility, due to record heat and high demand on the utility system during the months of July and August. Our operating expenses increased in 2011 compared to 2010 due to investments we made in our Utility and Energy Technologies Segment to drive and support our future growth, including expenses relating to new product development, engineering, facilities, personnel, selling expense and compensation expense in each of our Distributed Generation, Energy Efficiency, and Utility Infrastructure business areas, as well as additional depreciation expense resulting from capital deployed to support our growing recurring revenue business. As a result, our total operating expenses during 2011 increased by $5.7 million, or 15.9%, compared to our operating expenses during 2010.

Income from our Energy Services Segment, which consists of our management fees, equity income and gain from the sale of the WaterSecure operations, increased $19.9 million during 2011 compared to 2010, driven primarily by the $21.9 million gain we recorded on the sale of our WaterSecure operations in June 2011. Our management fees and equity income declined in 2011 as compared to 2010 because they ended in June 2011 due to the sale.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for 2011, which included the income from the gain on the sale of the WaterSecure operations, was $19.9 million, or $1.04 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $1.9 million, or $0.10 per diluted share, for 2010.

Our income from discontinued operations for 2011, consisting of the gain we recorded on the sale of Southern Flow partially offset by a loss from discontinued operations of our PowerPackages business, was $4.1 million, or $0.22 per diluted share. This compares to income from discontinued operations for 2010 of $1.6 million, or $0.09 per diluted share, which consisted of the combined operating results of Southern Flow and PowerPackages during 2010.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for 2011, which included the income from the gain on the sale of the WaterSecure operations, was $24.1million, or $1.26 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $3.5 million, or $0.19 per diluted share, for 2010.

As discussed above under “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2011, will be indicative of our future results, especially in light of the current significant downturn in the economy and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after December 31, 2011 is $158 million. This includes revenue related to the new business awards described above under “-Recent Developments— Recent Announcements About Important Business Developments,” and is $9 million more than the $149 million of revenue backlog we reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 3, 2011 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog to be recognized after December 31, 2011

	September 30,	September 30,
	Anticipated	Estimated Primary
Description	Revenue	Recognition Period

Project-based Revenue—Near term	$63 Million	1Q12 through 3Q12
Project-based Revenue—Long term	$22 Million	4Q12 through 2013
Recurring Revenue	$74 Million	1Q12 through 2020

Revenue Backlog to be recognized after December 31, 2011	$158 Million

Note:	Anticipated revenue and estimated primary recognition periods are subject to risks and uncertanities as indicated in “Cautionary Note Regarding Forward-Looking Statements” above. Consistent with past practice, these amounts are not intended to constitute the Company’s total revenue over the indicated time periods, as the Company has additional, regular on-going revenues. Examples of additional, regular recurring revenues include revenues from engineering fees, and service revenue, among others. Numbers may not add due to rounding.

Orders in our backlog are subject to delay, deferral, acceleration, resizing, or cancellation from time to time by our customers, subject to contractual rights, and estimates are utilized in the determination of the backlog amounts. Given the irregular sales cycle of customer orders, and especially of large orders, our revenue backlog at any given time is not necessarily an accurate indication of our future revenues.

Operating Segments

We report our operations as two operating segments. Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contains our non-core business operations. We opportunistically divested the operations of our Energy Services segment over time, with the final divestitures completed in 2011. As a result of these sales, we will no longer actively operate in the Energy Services segment in the future. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Our operating segments also represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions.

Utility and Energy Technologies

Our Utility and Energy Technologies segment includes our three primary product and service areas: our Interactive Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. These three product and service areas share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among the three product and service areas due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Energy Services

Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure holds a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations.” Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations and the results of its operations are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for 2011 compared to 2010 and for 2010 compared to 2009 excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, and of our Southern Flow subsidiary, which we sold in January 2011, the financial results of both of which are classified as discontinued operations in our financial statements.

2011 Compared to 2010

Revenues

Our consolidated revenues are generated entirely by sales and services provided by our Utility and Energy Technologies segment. We currently provide a variety of Utility and Energy Technologies products and services, including Interactive Distributed Generation products and services, Utility Infrastructure products and services, and Energy Efficiency products. The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Year-over-Year Difference
	2011	2010	$	%
Utility and Energy Technologies:
Interactive Distributed Generation	$60,073	$50,837	$9,236	18.2%
Utility Infrastructure	47,131	24,275	22,856	94.2%
Energy Efficiency	22,811	21,097	1,714	8.1%

Total	$130,015	$96,209	$33,806	35.1%

Our consolidated revenues for 2011 increased $33.8 million, or 35.1%, compared to 2010 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in 2011 over 2010 consisted of a $22.9 million, or 94.2%, increase in revenues from Utility Infrastructure products and services, a $9.2 million, or 18.2%, increase in revenues from Interactive Distributed Generation products and services, and a $1.7 million, or 8.1%, increase in revenues from Energy Efficiency products. The increase in our Interactive Distributed Generation product sales and services reflects an increase in both our PowerSecure-owned recurring revenue systems and customer-owned project sales from year-to-year. During 2011, 18.8% of our distributed generation revenues were derived from recurring revenue sales, a substantial increase over 2010 when 12.6% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction. The increase in our Energy Efficiency sales and services in 2011 compared to 2010 reflects an increase in revenues from both our EfficientLights and IES LED lighting business operations, driven by a combination of existing and new products that were introduced in late 2010.

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

Gross Profit and Gross Profit Margin

Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Year-over-Year Difference
	2011	2010	$	%
Utility and Energy Technologies:
Cost of Sales	$89,321	$60,605	$28,716	47.4%

Gross Profit	$40,694	$35,604	$5,090	14.3%

Gross Profit Margin	31.3%	37.0%

Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 47.4% increase in our consolidated cost of sales and services for 2011 compared to 2010, was driven by the increase in costs associated with the 35.1% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.

Our Utility and Energy Technologies segment gross profit increased $5.1 million, or 14.3%, in 2011 compared to 2010. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in 2011 was 31.3%, a decrease of 5.7 percentage points compared to 2010. An important driver in the year-to-year change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 20-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added product and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affects our consolidated gross profit margin results. Our lower gross profit margins in 2011 compared to 2010 were due to an increase in the growth and amount of Utility Infrastructure revenue in 2011, which is generally our lowest gross margin product and service category. The lower year-over-year gross margins were also driven by the mix of specific projects which were completed in 2011 versus 2010, with 2010 containing several projects with gross margins that were quite high. These year-over-year differences in specific project margins were due to the nature and scope of the individual projects being completed in each respective year, and not a result of a specific systemic margin trend. Additionally, our cost of sales and services in 2011 included $0.8 million of additional fuel costs incurred to operate a PowerSecure-owned distributed generation system which serves a Midwest utility, due to record heat and high demand on the utility system during the months of July and August. In the long-term, however, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•

the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	the amount of revenue achieved in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories, which have different gross profit margins;

•	our ability to improve our operating efficiency and benefit from economies of scale;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•

the costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described above under “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results.”

Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely are likely to fluctuate from quarter to quarter and from year to year, as discussed above in “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results.” Accordingly, there is no assurance that our future gross profit margins will improve or even remain at historic levels in the future, and will likely decrease if revenues decrease.

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Year-over-Year Difference
	2011	2010	$	%
Consolidated Operating Expenses:
General and administrative	$33,652	$28,262	$5,390	19.1%
Selling, marketing and service	4,651	5,104	(453)	-8.9%
Depreciation and amortization	3,423	2,641	782	29.6%

Total	$41,726	$36,007	$5,719	15.9%

Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During 2011, our operating expenses increased due to investments in new product development, engineering, facilities, and personnel, as well as increases in compensation expense and increases in depreciation from capital deployed to support our recurring revenue business. Our operating expense investments were in support of, and driven by, increasing levels of revenue and new and expanded business opportunities in 2011. In the future, we expect to continue to make investments designed to support and drive our future business growth. We expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues over time, and that growth will be dependent in large part upon future economic and market conditions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future improvements in economic and business conditions and the effects of such economic recovery on our revenues. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred in our Utility and Energy Technologies segment. The 19.1% increase in our consolidated general and administrative expenses in 2011, as compared to 2010, was due to investments in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended		Year-over-Year
	December 31,		Difference
	2011	2010	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$19,548	$14,626	$4,922	33.7%
Vehicle lease and rental	2,351	1,740	611	35.1%
Insurance	638	1,004	(366)	-36.5%
Rent-office and equipment	832	860	(28)	-3.3%
Professional fees and consulting	688	894	(206)	-23.0%
Travel	1,013	937	76	8.1%
Development costs	669	361	308	85.3%
Other	2,693	2,485	208	8.4%

Energy Services	—	—	—	n/m

Unallocated Corporate Costs	5,220	5,355	(135)	-2.5%

Total	$33,652	$28,262	$5,390	19.1%

The increase in our personnel costs, vehicle lease and rental, travel and development costs during 2011 compared to 2010 was due to staffing increases to support our recent and expected growth and investments in new and expanded business opportunities. Other general and administrative expenses including professional and consulting fees and insurance expense decreased as a result of cost control efforts undertaken earlier in 2011. In the near-term, we expect our general and administrative expenses levels to be similar to amounts we incurred in the second half of 2011. Over the long-term, we expect our expenses in these areas to further increase, although at lower growth rates than our revenues, as we continue to invest in and support long-term growth.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. The decrease in unallocated corporate costs during 2011 as compared to 2010 was due to reduced company-wide stock compensation, insurance, travel, legal and public company reporting costs. We expect our unallocated corporate costs in 2012 to remain at approximately the same levels as we incurred during 2011.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Utility and Energy Technologies segment. The 8.9% decrease in selling, marketing and service expenses in 2011, as compared to 2010, was due to decreases in travel, advertising and promotion, and bad debt expense. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Year-over-Year Difference
	2011	2010	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,333	$2,330	$3	0.1%
Commission	1,282	1,312	(30)	-2.3%
Travel	575	723	(148)	-20.5%
Advertising and promotion	397	535	(138)	-25.8%
Bad debt and other expense	64	204	(140)	-68.6%
Energy Services	—	—	—	n/m

Total	$4,651	$5,104	$(453)	-8.9%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 29.6% increase in depreciation and amortization expenses in 2011, as compared to 2010, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment throughout 2011 and late 2010. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

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

	September 30,	September 30,	September 30,	September 30,
	Year Ended		Year-over-Year
	December 31,		Difference
	2011	2010	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(383)	(341)	(42)	-12.3%

Segment total	(383)	(341)	(42)

Energy Services:
Gain on sale of unconsolidated affiliate	21,873	—	21,873	n/m
Equity income	1,559	3,182	(1,623)	-51.0%
Management fees	282	583	(301)	-51.6%

Segment total	23,714	3,765	19,949

Unallocated Corporate:
Interest income and other income	98	99	(1)	-1.0%
Interest expense	(192)	(278)	86	30.9%
Income tax benefit (provision)	(3,134)	(1,130)	(2,004)	177.3%

Segment total	(3,228)	(1,309)	(1,919)

Total	$20,103	$2,115	$17,988

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of assets and business of MM 1995-2 in June 2011. MM 1995-2 has deferred $4.0 million of gain which will be recognized only when certain contingencies associated with the sale have been eliminated in the second quarter of 2012. Accordingly, because our WaterSecure operations own a significant minority share of MM 1995-2, we may recognize an additional gain in the second quarter of 2012 in the amount of up to $1.4 million, depending on the outcome of the contingencies.

Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. We recorded no equity income during the second half of 2011 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we do not expect to record any equity income in the future.

Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. We recorded no management fees during the second half of 2011 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we do not expect to record any management fees in the future.

Interest Income and Other Income. Interest income and other income for each segments consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased slightly during 2011, as compared to 2010. This slight decrease was attributable to declining interest rates in 2011 compared to 2010. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities and capital leases. In total, interest expense decreased slightly during 2011, as compared to 2010. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year, partially offset by the interest associated with our increased borrowings under our credit facility during portions of 2011. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Utility and Energy Technologies segment.

Income Taxes. The income tax provision or benefit we record is the result of applying our annual effective tax rate by our net income or loss. Our effective tax rate and our income tax provision or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. The gain from the sale of our WaterSecure operations in June 2011 has utilized a significant portion of our federal net operation loss carry-forwards and also resulted in the elimination of our valuation allowance on our remaining net operating loss carry-forwards. Our overall effective tax rate in 2011, as compared to 2010, was reduced by the tax benefit associated with the lapse of statute of limitations on uncertain tax positions taken in prior years and the elimination of our valuation allowance on our operating loss carry-forwards. In the future, however, we expect our effective tax rate will increase and will approximate statutory rates.

Non-controlling Interest. We record the income or losses from our majority-owned subsidiaries in our consolidated statements of operations. The non-controlling ownership interests in the income or losses of our majority-owned subsidiaries is reflected as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights. On April 30, 2010, we acquired the 33% non-controlling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES.

The addition for the non-controlling interest in the loss of IES in 2011 is a result of start up and development expenses of IES. The addition for the non-controlling interest in 2010 is a result of the losses related to the IES non-controlling interest subsequent to our acquisition of IES on April 1, 2010, partially offset by income related to the EfficientLights non-controlling interest prior to the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010.

2010 Compared to 2009

Revenues

The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended		Year-over-Year
	December 31,		Difference
	2010	2009	$	%
Utility and Energy Technologies:
Interactive Distributed Generation	$50,837	$42,889	$7,948	18.5%
Utility Infrastructure	24,275	19,584	4,691	24.0%
Energy Efficiency	21,097	22,953	(1,856)	-8.1%

Total	$96,209	$85,426	$10,783	12.6%

Our consolidated revenues for 2010 increased $10.8 million, or 12.6%, compared to 2009 due primarily to an increase in sales of our Interactive Distributed Generation and Utility Infrastructure products and services, partially offset by a decrease in sales of our Energy Efficiency products and services.

Our Utility and Energy Technologies segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of turn-key as opposed to recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Our Utility and Energy Technologies segment revenues increased by $10.8 million, or 12.6%, during 2010 compared to 2009. The increase in those revenues in 2010 over 2009 was primarily attributable to a $7.9 million, or 18.5%, increase in revenues from our Interactive Distributed Generation products and services and a $4.7 million, or 24.0%, increase in revenues from our Utility Infrastructure products and services. These increases were partially offset by a $1.9 million, or 8.1%, decrease in revenues from our Energy Efficiency products and services. The increase in our Interactive Distributed Generation product sales and services reflects gradual improvements in economic conditions and increased business investment spending by large industrial, institutional, and municipal customers. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those customers’ spending levels on transmission and distribution system maintenance and construction. The decrease in our Energy Efficiency sales and services reflects a slower pace of LED–based “reach-in” refrigerated case light sales in 2010 compared to 2009, due to a more cautious pace of investment spending by retail customers in 2010.

Gross Profit and Gross Profit Margin

The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended		Year-over-Year
	December 31,		Difference
	2010	2009	$	%

Utility and Energy Technologies:
Cost of Sales	$60,605	$54,136	$6,469	11.9%

Gross Profit	$35,604	$31,290	$4,314	13.8%

Gross Profit Margin	37.0%	36.6%

The 11.9% increase in our consolidated cost of sales and services for 2010, compared to 2009, was driven by the increase in costs associated with the 12.6% increase in sales.

Our Utility and Energy Technologies segment gross profit increased $4.3 million, or 13.8%, in 2010, compared to 2009. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin increased by 0.4 percentage points in 2010 compared to 2009, to 37.0%. The slight increase in our Utility and Energy Technologies gross profit margin in 2010 compared to 2009 was driven by the mix of specific projects which were completed in 2010 versus 2009, with 2010 containing several projects with gross margins that were quite high. These year-over-year differences in specific project margins were due to the nature and scope of the individual projects being completed in each respective year rather than a result of a specific systemic margin trend. These positive impacts were partially offset by an increase in the growth and amount of Utility Infrastructure revenue in 2010, which is generally our lowest gross margin product and service category.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended		Year-over-Year
	December 31,		Difference
	2010	2009	$	%
Consolidated Operating Expenses:
General and administrative	$28,262	$23,586	$4,676	19.8%
Selling, marketing and service	5,104	3,927	1,177	30.0%
Depreciation and amortization	2,641	2,092	549	26.2%

Total	$36,007	$29,605	$6,402	21.6%

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

General and Administrative Expenses. The 19.8% increase in our consolidated general and administrative expenses in 2010, as compared to 2009, was due to investment in personnel and other administrative expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended		Year-over-Year
	December 31,		Difference
	2010	2009	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$14,626	$12,116	$2,510	20.7%
Vehicle lease and rental	1,740	1,796	(56)	-3.1%
Insurance	1,004	1,028	(24)	-2.3%
Rent-office and equipment	860	737	123	16.7%
Professional fees and consulting	894	456	438	96.1%
Travel	937	716	221	30.9%
Development costs	361	170	191	112.4%
Other	2,485	1,525	960	63.0%

Energy Services	—	—	—	n/m

Unallocated Corporate Costs	5,355	5,042	313	6.2%

Total	$28,262	$23,586	$4,676	19.8%

The increase in our Utility and Energy Technologies segment personnel costs during 2010, as compared to 2009, was due to staffing increases to support growth in our Utility and Energy Technologies segment and investments in new business opportunities. Other general and administrative expenses including professional and consulting fees, travel and other expenses similarly increased to support our current growth and future growth opportunities.

The increase in unallocated corporate costs during 2010 as compared to 2009 was due to increased personnel costs, incentive compensation costs and public company reporting costs.

Selling, Marketing and Service Expenses. The 30.0% increase in selling, marketing and service expenses in 2010, as compared to 2009, was due to increases in sales compensation expense driven by the current period increases in revenues as well as increases in advertising, promotion, and travel to stimulate revenue growth and respond to an increasing level of sales opportunities at our Utility and Energy Technologies segment. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended		Year-over-Year
	December 31		Difference
	2010	2009	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,330	$1,859	$471	25.3%
Commission	1,312	1,219	93	7.6%
Travel	723	514	209	40.7%
Advertising and promotion	535	307	228	74.3%
Bad debt expense (recovery)	204	28	176	628.6%

Energy Services	—	—	—	n/m

Total	$5,104	$3,927	$1,177	30.0%

Depreciation and Amortization Expenses. The 26.2% increase in depreciation and amortization expenses in 2010, as compared to 2009, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment throughout 2010 and late 2009. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Other Income and Expenses

The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Year-over-Year Difference
	2010	2009	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$3	$(3)	-100.0%
Interest expense	(341)	(334)	(7)	-2.1%

Segment total	(341)	(331)	(10)

Energy Services:
Equity income	3,182	2,167	1,015	46.8%
Management fees	583	447	136	30.4%

Segment total	3,765	2,614	1,151

Unallocated Corporate:
Interest income and other income	99	158	(59)	-37.3%
Interest expense	(278)	(273)	(5)	-1.8%
Income tax benefit (provision)	(1,130)	(615)	(515)	-83.7%

Segment total	(1,309)	(730)	(579)

Total	$2,115	$1,553	$562

Equity Income. During 2010, our equity income increased by $1.0 million, or 46.8%, over 2009. The performance of the WaterSecure operations, and our related equity income, was favorably affected by increases in oil and natural gas prices and production in 2010 compared to 2009.

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

Interest Expense. In total, interest expense increased by $12 during 2010, as compared to 2009. The increase in our interest expense reflects the increased borrowings under our credit facility during the second half of 2010, partially offset by the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year.

Income Taxes. The increase in our 2010 income tax provision compared to our 2009 income tax provision was due to the effects of increases in state income taxes in 2010 compared to 2009 as well as the favorable effect on our tax provision of bonus depreciation related to significant capital expenditures in 2009.

Non-controlling Interest. The reduction for the non-controlling interest in the income (loss) of EfficientLights and IES decreased by $1.7 million in 2010 compared to 2009 as a result of start up and development expenses of IES, which we acquired on April 1, 2010. IES’s loss during 2010 was only partially offset by income related to the EfficientLights non-controlling interest prior to April 30, 2010. After the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010, there was no further non-controlling interest in EfficientLights to reduce net income attributable to PowerSecure International shareholders. Accordingly, changes in the aggregate amount of income or losses attributable to our non-controlling interests are not necessarily comparable from period to period.

Liquidity and Capital Resources

Overview

We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, leasing, and proceeds from private and public sales of equity. On a going forward basis, we expect to require capital primarily to finance our:

•	operations;

•	inventory;

•	accounts receivable;

•	property and equipment expenditures, including capital expenditures related to distributed generation PowerSecure-owned recurring revenue projects;

•	software purchases or development;

•	debt service requirements;

•	lease obligations;

•	deferred compensation obligations; and

•	business and technology acquisitions and other growth transactions.

Working Capital

At December 31, 2011, we had working capital of $69.4 million, including $24.6 million in cash and cash equivalents, compared to working capital of $54.5 million at December 31, 2010, including $8.2 million in cash and cash equivalents. Changes in the components of our working capital from 2010 to 2011 and from 2009 to 2010 are explained in greater detail below. At both December 31, 2011 and 2010, we had $20.0 million of available and unused borrowing capacity under our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Net cash flows used in operating activities	$(5,481)	$(6,638)	$(614)
Net cash flows provided by (used in) investing activities	25,721	(10,840)	(3,779)
Net cash provided by (used in) financing activities	(3,836)	5,511	246

Net decrease in cash and cash equivalents	$16,404	$(11,967)	$(4,147)

Cash Flows Used in Operating Activities

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items including the gain on the sale of our unconsolidated affiliate, depreciation and amortization, stock-based compensation expenses and equity income. Cash used in operating activities also include operating cash distributions from our unconsolidated affiliate, cash distributions to the EfficientLights non-controlling member in 2009 and 2010, the effect of changes in working capital and other activities, and cash provided by or used by our discontinued operations.

Cash used in operating activities of $5.5 million in 2011 included the effects of the following:

•	our income from continuing operations of $19.1 million;

•	gain on sale of unconsolidated affiliate of $21.9 million;

•	non-cash charges of $3.4 million in depreciation and amortization;

•	stock-based compensation expense of $2.2 million;

•	non-cash equity income from our WaterSecure operations of $1.6 million offset by cash distributions from those operations of $1.6 million;

•	an increase of $16.9 million in accounts receivable;

•	a decrease of $4.7 million in inventories;

•	a decrease of $2.1 million in deferred income taxes;

•	a net increase of $0.4 million in other assets and liabilities

•	an decrease of $1.5 million of accounts payable;

•	an increase of $5.0 million of accrued expenses; and

•	cash used in discontinued operations of $1.3 million.

Cash used in operating activities of $6.6 million in 2010 included the effects of the following:

•	our income from continuing operations of $1.7 million;

•	non-cash charges of $2.6 million in depreciation and amortization;

•	non-cash stock-based compensation expense of $2.1 million;

•	cash distributions of $0.9 million to the non-controlling member of EfficientLights;

•	non-cash equity income from our WaterSecure operations of $3.2 million partially offset by cash distributions from those operations of $2.7 million;

•	an increase of $4.0 million in accounts receivable;

•	an increase of $5.3 million in inventories;

•	an increase of $0.3 million in deferred income taxes;

•	a net decrease of $0.9 million in other assets and liabilities

•	an increase of $3.8 million of accounts payable;

•	a decrease of $8.6 million of accrued expenses;

•	cash payments of $0.3 million on our restructuring obligations; and

•	cash provided by our discontinued operations of $2.0 million.

Cash used in operating activities of $0.6 million in 2009 included the effects of the following:

•	our income from continuing operations of $3.2 million;

•	non-cash charges of $2.1 million in depreciation and amortization;

•	non-cash stock-based compensation expense of $2.2 million;

•	cash distributions of $0.4 million to the non-controlling member of EfficientLights;

•	cash distributions from our WaterSecure operations of $2.2 million offset by non-cash equity income from those operations of $2.2 million;

•	an increase of $3.1 million in accounts receivable;

•	an increase of $1.6 million in inventories;

•	a decrease of $0.2 million in deferred income taxes;

•	a net decrease of $1.2 million in other assets and liabilities;

•	a decrease of $1.7 million of accounts payable;

•	a decrease of $2.7 million of accrued expenses;

•	cash payments of $1.4 million on our restructuring obligations; and

•	cash provided by our discontinued operations of $1.3 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $25.7 million in 2011, while cash used by investing activities was $10.8 million and $3.8 million in 2010 and 2009, respectively. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During 2011, we received $26.2 million in gross proceeds from the sale of our WaterSecure operations, we received $16.5 million in gross proceeds from the sale of our Southern Flow business, we used $13.2 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $3.8 million principally to acquire operational assets. During 2010, we used $4.4 million to acquire a 67% ownership interest in IES, $2.6 million to purchase and install equipment at our recurring revenue distributed generation sites, $3.4 million at our PowerSecure subsidiary principally to acquire operational assets, and $0.4 million was used by our discontinued operations. During 2009, we used $1.6 million to purchase and install equipment at our recurring revenue distributed generation sites, $0.8 million to acquire inventory and equipment of Design Power International, Inc. from which we formed our PowerPackages business which was exited in 2011, and $0.9 million principally to acquire operational assets, and $0.5 million was used by our discontinued operations.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $3.8 million in 2011. Cash provided by financing activities was $5.5 million and $0.2 million in 2010 and 2009, respectively. During 2011, we repaid $5.0 million on our credit facility, we received $2.1 million from sale and leaseback transactions, we paid $0.8 million on our capital lease obligations, we paid $0.3 million to repurchase shares of our common stock, and we received $0.1 million from the exercise of stock options. During 2010, we borrowed $5.0 million on our credit facility, we received $1.3 million from the exercise of stock options and we used $0.8 million to repay our capital lease obligations. During 2009, we received $0.6 million from the sale and leaseback of certain recurring revenue equipment, we used $0.7 million to repay our capital lease obligations, and we received $0.4 million from the exercise of stock options and warrants.

Capital Spending

Our capital expenditures during 2011 were approximately $17.0 million, of which we used $13.2 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $3.8 million to purchase equipment and other capital items. Our capital expenditures during 2010 were approximately $6.1 million, of which we used $2.6 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and $3.4 million to purchase equipment and other capital items. Our capital expenditures during 2009 were approximately $2.6 million, of which we used $1.6 million to purchase and install equipment at our recurring revenue distributed generation sites, and $0.9 million to purchase equipment and other capital items.

We anticipate making capital expenditures of approximately $7-10 million in 2012, although changes in customer demand for our Interactive Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support our growth.

Indebtedness

Line of Credit. We have had a credit facility with Citibank, N.A., as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. The credit facility has been amended several times, most recently on December 21, 2011. The credit facility, as amended and restated, is now a $20.0 million revolving and $2.4 million term senior, first-priority secured credit facility with Citibank and BB&T as lenders. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.

We have used, and intend to continue to use, the proceeds available under the credit facility to finance our recurring revenue projects as well as to finance capital expenditures, working capital, and for general corporate purposes. The credit facility, as a revolving credit facility, will mature and terminate on November 12, 2014. However, we have the option prior to that maturity date to convert a portion of outstanding principal balance thereunder, in an amount not to exceed the present value of estimated annual contract revenues receivable under recurring revenue distributed generation projects, into a non-revolving term loan for a two year period expiring November 12, 2016, making quarterly payments based upon a four year fully amortized basis.

Outstanding balances under the credit facility (including under the term loan described below) bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5 million, to our consolidated EBITDA, as defined in the credit agreement, for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants by us. In the December 21, 2011 amendment to the credit facility, the financial covenants relating our maximum leverage ratio, minimum asset coverage ratio, maximum debt to worth ratio and minimum cash reserve requirement were eliminated, except that our leverage ratio will be used in determining the interest rate on outstanding indebtedness, as discussed above. Under the credit agreement, as amended and restated, if cash on hand does not exceed funded indebtedness by at least $5 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of December 31, 2011, we were in compliance with these financial covenants.

Under the credit agreement, upon the sale of any of our assets or the assets of our subsidiaries other than in the ordinary course of business or the public or private sale or issuance of any of our equity or our debt or the issuance or any equity or debt of our subsidiaries other than equity issuances where the aggregate net equity proceeds do not exceed $15 million, we are required to use the net proceeds thereof to repay any indebtedness then outstanding under the credit facility.

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, make acquisitions or sales, pay dividends on or repurchase our capital stock or consolidate or merge with other entities. In addition, the credit agreement contains customary events of default which were not modified in connection with the amendment and restatement, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events, which were not modified by the amendment and restatement.

Our obligations under the credit facility are secured by guarantees (“Guarantees”) and security agreements (the “Security Agreements”) by each of our active subsidiaries, including PowerSecure, Inc. and its subsidiaries. The Guarantees guaranty all of our obligations under the credit facility, and the Security Agreements grant to the Lenders a first priority security interest in virtually all of the assets of each of the parties to the credit agreement. The amendment and restatement of the credit agreement did not modify the terms or conditions of the Security Agreements or Guarantees, which were ratified and confirmed by the active subsidiaries as being in full force and effect after such amendment and restatement pursuant to a confirmation agreement, dated December 21, 2011, among us, the active subsidiaries and the lender.

The maximum balance outstanding on the revolving portion of the credit facility during the year ended December 31, 2011 was $10.0 million. No balance was outstanding on the revolving portion of the credit facility at December 31, 2011 or at March 8, 2012. The balance outstanding on the credit facility at December 31, 2010 was $5.0 million. Under the amended and restated provisions of our credit facility, we currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan. The credit agreement, as amended and restated, also provides for a five year term loan of $2.4 million, which we completed on February 7, 2012. In addition to the other collateral under the credit facility, the term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and by the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016.

Capital Lease Obligation. We have a capital lease with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust Bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $85 over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for $1, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement, under which an affiliate of the lessor is one of the lenders.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at December 31, 2011 and 2010 was $3.6 million and $4.4 million, respectively, and consists entirely of our obligation under the equipment lease described above.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1,000 per share plus accumulated and unpaid dividends. Our remaining redemption obligation at December 31, 2011, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; to the extent we borrow under our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and in 2009 we entered into a non-compete agreement providing for on-going payments. At December 31, 2011, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.0 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of December 31, 2011, does not include the liability for unrecognized tax benefits (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Credit facility (1)	$—	$—	$—	$—	$—
Capital lease obligations (2)	4,061	1,016	2,030	1,015	—
Operating leases	11,953	2,674	4,705	3,270	1,304
Deferred compensation (3)	2,661	—	—	2,661	—
Non-compete agreement	400	100	200	100	—
Liabilites of discontinued operations	125	125	—	—	—
Series B preferred stock	104	104	—	—	—

Total	$19,304	$4,019	$6,935	$7,046	$1,304

(1)	Total repayments are based upon borrowings outstanding as of December 31, 2011, of which there were not any, not actual or projected borrowings after such date. Repayments do not include interest that may become due and payable in any future period.

(2)	Repayment amounts include interest on the capital lease obligation.

(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Off-Balance Sheet Arrangements

During 2011, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity

Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and “Item 1A. Risk Factors.” Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current economic and financial crisis, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results.” For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

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

Accordingly, we cannot provide any assurance that sufficient additional funds will be available to us when needed or desired or that, if available, such funds can be obtained on terms favorable to us and our stockholders and acceptable to those parties who must consent to the financing. Our inability to obtain sufficient additional capital on a timely basis on favorable terms when needed or desired could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and percentage of completion, fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellations costs associated with long-term commitments, investments, intangible assets, assets subject to disposal, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements.

We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventory valuation reserve

•	warranty reserve;

•	impairment of goodwill and long-lived assets;

•	deferred tax valuation allowance;

•	uncertain tax positions;

•	costs of exit or disposal activities and similar nonrecurring charges; and

•	stock-based compensation.

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

Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are recorded to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be significant. If, however, conditions arise that requires us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would more likely be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.

We recognize equipment and product revenue when persuasive evidence of a commercial arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product, although in certain instances we can be a subcontractor, which occurs most frequently on larger jobs that involve more scope than our products and services.

Service revenue includes regulatory consulting and rate design services, power system engineering services, energy conservation services, and monitoring and maintenance services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

Additionally, our utility infrastructure business provides services to utilities involving construction, maintenance, and upgrades to their electrical transmission and distribution systems which is not fixed price project-based work. These services are delivered by us under contracts which are generally of two types. In the first type, we are paid a fixed fee based on the number of units of work we complete, an example of which could be the number of utility poles we replace. In the second type, we are paid for the time and materials utilized to complete the work, plus a profit margin. In both cases, we recognize revenue as these services are delivered.

Revenues for our recurring revenue distributed generation projects are recognized over the term of the contract or when energy savings are realized by the customer at its site. Under these arrangements, we provide utilities and their customers with access to PowerSecure-owned and operated distributed generation systems for standby power and to deliver peak shaving benefits. These contracts can involve multiple parties, with one party paying us for the value of backup power (usually, but not always, a commercial, industrial, or institutional customer), and one party paying us a fee or credit for the value of the electrical capacity provided by the system during peak demand (either the customer or a utility).

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

Inventory Valuation Reserve. We perform periodic assessments of inventory that includes a review of quantities on hand, component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write-down inventory for estimated losses due to obsolescence, scrap, theft and unmarketability equal to the difference between the cost of the inventory and the estimated market value based on assumptions and estimates concerning future demand, market conditions and similar factors. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write-downs may be required.

Warranty Reserve. We provide a standard warranty for our distributed generation equipment, switchgear equipment, utility infrastructure equipment, and for our Energy Efficiency unit’s products, which range generally between one and five years. In addition, we offer extended warranty terms on our distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation, switchgear, and LED-lighting markets are limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required.

Impairment of Goodwill and Long-Lived Assets. We review our goodwill for impairment annually. We review long-lived assets, such as property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and long-lived assets, we use estimates of future cash flows and other factors to determine the fair value of these assets. For goodwill, our impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows, as well as other valuation techniques. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2011. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2011.

For long-lived assets, our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value.

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

Deferred Tax Valuation Allowance. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. We previously record a valuation allowance for a significant portion of our deferred tax assets, primarily related to our deferred tax asset for federal and state net operating loss carry-forwards. As a result of the sale of our WaterSecure operations in 2011, we utilized a significant portion of our net operating loss carry-forwards and have eliminated the remaining valuation allowance associated with our remaining net operating loss carry-forwards. We expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than in prior periods.

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

Recent Accounting Pronouncements

Fair Value Measurements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amended Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This amended guidance clarifies the concepts applicable for fair value measurement of non-financial assets and also expands the disclosures for fair value measurements that are estimated using significant unobservable inputs used in a fair value measurement. This amended guidance will be effective for us on a prospective basis for reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

Testing Goodwill for Impairment. In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. This standard, which amends and updates guidance on the periodic testing of goodwill for impairment, provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that that the fair value of a reporting unit is less than its carrying amount. If so, then it is necessary to perform the two-step quantitative goodwill impairment test. This standard becomes effective for fiscal years beginning after December 15, 2011, with early adoption allowed. We adopted this standard effective October 1, 2011. The adoption of this standard had no effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the ordinary course of business. These market risks may adversely affect our financial condition, results of operations and cash flow.

Interest Rate Risk. We are exposed to market risk resulting from changes in interest rates. Changes in the interest rates affect the income we receive from our investments of excess cash in short-term interest-bearing marketable securities, because that income is dependent upon the interest rate of the securities held, and the interest expenses we pay on our borrowings under our credit facility, because the interest rate on our borrowings is based on floating interest rates as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. Our lease with SunTrust is at a fixed interest rate and thus not impacted by changes in interest rates.

At December 31, 2011, our cash and cash equivalent balance was approximately $24.6 million and we had no outstanding balance on our credit facility. Subsequent to December 31, 2011, we borrowed $2.4 million on a term loan under the credit facility. Our credit facility, which is comprised of a revolving credit line and a term loan, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility.

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

Commodity Price Risk. From time to time we are subject to market risk from fluctuating commodity prices in certain raw materials we use in our products and from diesel fuel we use to power our generators. To date, we have managed this risk by using alternative raw materials acceptable to our customers or we have been able to pass these cost increases to our customers. While we do not believe that changes in commodity prices have had a material impact on us in the past, commodity price fluctuations could have a material impact on us in the future, depending on the magnitude and timing of such fluctuations. The impact of these fluctuations could result in an increase in our operating costs and expenses and reduction in our gross margins and income due to increases in the price and costs of engines, generators, copper, aluminum, electrical components, labor, electricity, diesel fuel, gasoline, oil and natural gas. Movements in prices of these commodities can materially impact our results in this segment.

Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we face minimal exposure to adverse movements in foreign currency exchange rates. However, if our international operations expand in the future, then our exposure to foreign currency risks could increase, which could materially affect our financial condition and results of operations. In addition, because our EfficientLights business purchases component parts manufactured in China, then to the extent the U.S. Dollar exchange rate with the Chinese Yuan changes significantly, our business and results of operations could be materially impacted.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011, the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in its report which is included in this item.

Limitations in Controls and Procedures

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited PowerSecure International, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PowerSecure International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated financial statements of PowerSecure International, Inc. and our report dated March 8, 2012 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

March 8, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.

The remainder of the information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2011.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements of PowerSecure International, Inc. are included commencing on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

The following consolidated financial statements of Marcum Midstream 1995-2 Business Trust are included commencing on page G-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II—Valuation and Qualifying Accounts

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

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited the accompanying consolidated balance sheets of PowerSecure International, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of PowerSecure International, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerSecure International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerSecure International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2012 expressed an unqualified opinion on the effectiveness of PowerSecure International, Inc.’s internal control over financial reporting.

HEIN & ASSOCIATES LLP

Denver, Colorado

March 8, 2012

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	September 30,
	December 31,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$24,606	$8,202
Trade receivables, net of allowance for doubtful accounts of $174 and $415, respectively	46,163	29,290
Assets of discontinued operations held for sale	380	12,183
Inventories	20,290	25,011
Income taxes receivable	439	—
Current deferred income taxes	650	1,731
Prepaid expenses and other current assets	1,128	933

Total current assets	93,656	77,350

Property, plant and equipment:
Equipment	38,441	24,946
Furniture and fixtures	283	280
Land, building and improvements	5,885	5,720

Total property, plant and equipment, at cost	44,609	30,946

Less accumulated depreciation and amortization	8,281	5,899

Property, plant and equipment, net	36,328	25,047

Other assets:
Goodwill	7,970	7,970
Deferred income taxes, net of current portion	266	1,244
Restricted annuity contract	2,376	2,306
Intangible rights and capitalized software costs, net of accumulated amortization of $3,070 and $2,463, respectively	1,642	1,942
Investment in unconsolidated affiliate	6	4,346
Other assets	331	324

Total other assets	12,591	18,132

Total Assets	$142,575	$120,529

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	September 30,
	December 31,
	2011	2010
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,894	$8,438
Accrued and other liabilities	16,129	10,986
Liabilities of discontinued operations held for sale	125	1,411
Current income taxes payable	—	251
Current unrecognized tax benefit	287	954
Current portion of capital lease obligations	840	796

Total current liabilities	24,275	22,836

Long-term liabilities:
Revolving line of credit	—	5,000
Capital lease obligations, net of current portion	2,807	3,647
Unrecognized tax benefit, net of current portion	731	749
Other long-term liabilities	2,300	1,053

Total long-term liabilities	5,838	10,449

Commitments and contingencies (Notes 9 and 10)

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock—undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock—Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 18,908,412 and 18,701,614 shares issued and outstanding, respectively	189	187
Additional paid-in-capital	116,803	114,791
Accumulated deficit	(5,439)	(29,489)

Total PowerSecure International, Inc. stockholders’ equity	111,553	85,489
Non-controlling interest	909	1,755

Total stockholders’ equity	112,462	87,244

Total Liabilities and Stockholders’ Equity	$142,575	$120,529

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues	$130,015	$96,209	$85,426
Cost of sales	89,321	60,605	54,136

Gross profit	40,694	35,604	31,290

Operating expenses:
General and administrative	33,652	28,262	23,586
Selling, marketing and service	4,651	5,104	3,927
Depreciation and amortization	3,423	2,641	2,092

Total operating expenses	41,726	36,007	29,605

Operating income (loss)	(1,032)	(403)	1,685

Other income and (expenses):
Gain on sale of unconsolidated affiliate	21,873	—	—
Equity income from unconsolidated affiliate	1,559	3,182	2,167
Management fees	282	583	447
Interest income and other income	98	99	161
Interest expense	(575)	(619)	(607)

Income before income taxes	22,205	2,842	3,853
Income tax provision	(3,134)	(1,130)	(615)

Income from continuing operations	19,071	1,712	3,238

Discontinued operations (Note 5):
Income (loss) from operations, net of tax	(1,501)	1,597	1,067
Gain on disposal, net of tax	5,634	—	—

Income from discontinued operations, net of tax	4,133	1,597	1,067

Net income	23,204	3,309	4,305
Net (income) loss attributable to non-controlling interest	846	153	(1,512)

Net income attributable to PowerSecure International, Inc.	$24,050	$3,462	$2,793

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations, net of tax	$19,917	$1,865	$1,726
Income from discontinued operations, net of tax	4,133	1,597	1,067

Net income	$24,050	$3,462	$2,793

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$1.05	$0.10	$0.10
Income from discontinued operations	0.22	0.09	0.06

Net income attributable to PowerSecure International, Inc. common stockholders	$1.27	$0.19	$0.16

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$1.04	$0.10	$0.10
Income from discontinued operations	0.22	0.09	0.06

Net income attributable to PowerSecure International, Inc. common stockholders	$1.26	$0.19	$0.16

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Value	Capital	Deficit	Interest	Total

Balance at January 1, 2009	17,072	$171	$108,384	$(35,744)	$—	$72,811

Net income				2,793		2,793
Non-controlling interest:
Share of income					1,512	1,512
Cash distributions					(405)	(405)
Stock option compensation			555			555
Issuance and amortization of restricted stock awards	15	—	1,473			1,473
Stock warrant and option exercises, including tax benefit of $48	155	1	499			500

Balance at December 31, 2009	17,242	172	110,911	(32,951)	1,107	79,239

Net income				3,462		3,462
Non-controlling interest:
Capital contribution					2,188	2,188
Acquisition of non-controlling interest	1,025	10	492		(510)	(8)
Share of income (loss)					(153)	(153)
Cash distributions					(877)	(877)
Stock option compensation			381			381
Issuance and amortization of restricted stock awards	—	—	1,378			1,378
Stock option exercises, including tax benefit of $177	435	5	1,629			1,634

Balance at December 31, 2010	18,702	187	114,791	(29,489)	1,755	87,244

Net income				24,050		24,050
Non-controlling interest:
Share of income (loss)					(846)	(846)
Stock option compensation			248			248
Issuance and amortization of restricted stock awards	8	—	1,394			1,394
Repurchases of common stock	(57)	(1)	(280)			(281)
Stock option exercises, including tax benefit of $342	255	3	650			653

Balance at December 31, 2011	18,908	$189	$116,803	$(5,439)	$909	$112,462

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$23,204	$3,309	$4,305
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unconsolidated affiliate	(21,873)	—	—
Income from discontinued operations	(4,133)	(1,597)	(1,067)
Depreciation and amortization	3,423	2,641	2,092
Stock compensation expense	2,151	2,119	2,171
Distributions to non-controlling shareholder	—	(877)	(405)
Loss on disposal of miscellaneous assets	37	41	27
Equity in income of unconsolidated affiliate	(1,559)	(3,182)	(2,167)
Distributions from unconsolidated affiliate	1,576	2,737	2,224
Changes in operating assets and liabilities, net of effect of aquisitons:
Trade receivables, net	(16,873)	(4,037)	(3,116)
Inventories	4,721	(5,280)	(1,592)
Deferred income taxes	2,059	(262)	206
Other current assets and liabilities	(1,551)	1,095	446
Other noncurrent assets and liabilities	1,152	(236)	714
Accounts payable	(1,544)	3,840	(1,701)
Restructuring charges	—	(325)	(1,379)
Accrued and other liabilities	5,035	(8,631)	(2,715)

Net cash used in continuing operations	(4,175)	(8,645)	(1,957)
Net cash provided by (used in) discontinued operations	(1,306)	2,007	1,343

Net cash used in operating activities	(5,481)	(6,638)	(614)

Cash flows from investing activities:
Acquisitions	—	(4,413)	(800)
Purchases of property, plant and equipment	(16,545)	(5,392)	(1,928)
Additions to intangible rights and software development	(426)	(633)	(551)
Proceeds from sale of property, plant and equipment	13	13	11
Proceeds from sale of unconsolidated affiliate	26,167	—	—
Proceeds from sale of discontinued operations	16,515	—	—
Discontinued operations investing activities	(3)	(415)	(511)

Net cash provided by (used in) investing activities	25,721	(10,840)	(3,779)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	(5,000)	5,000	—
Proceeds from sale leaseback transactions	2,097	—	605
Payments on capital lease obligations	(796)	(756)	(716)
Repurchases of common stock	(281)	—	—
Proceeds from stock option and warrant exercises, net of shares tendered	144	1,267	357

Net cash provided by (used in) financing activities	(3,836)	5,511	246

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,404	(11,967)	(4,147)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,202	20,169	24,316

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,606	$8,202	$20,169

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(all amounts in thousands, except per share data)

1.     Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

Our Utility and Energy Technologies segment, which was formerly called the Energy and Smart Grid Solutions segment, includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contains our non-core business operations. We opportunistically divested the operations of our Energy Services segment over time, with the final divestitures competed in 2011.

Our Utility and Energy Technologies segment includes our three primary product and service areas: our Interactive Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. Our strategy is focused on growing these three product and service areas because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. These three product and service areas share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among the three product and service areas due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh, North Carolina, Randleman, North Carolina, McDonough, Georgia, and Anderson, South Carolina areas. The locations of our sales organization and field employees for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure holds a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2”

or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. See Note 6 for more information regarding the sale of MM 1995-2. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations in the accompanying consolidated financial statements. See Note 5 for more information regarding the sale of Southern Flow. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011.

See Note 14 for more information concerning our reportable segments.

Basis of Presentation

Organization – The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries (“PowerSecure”), primarily, PowerSecure, Inc. (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc., Innovation Energies, LLC, and PowerPackages, LLC), Southern Flow Companies, Inc. (“Southern Flow”), WaterSecure Holdings, Inc. (“WaterSecure”), and Marcum Gas Metering, Inc. (fka Metretek International, Inc. and Metretek, Incorporated) (“Metretek Florida”), collectively referred to as the “Company” or “we” or “us” or “our”.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, Consolidated Balance Sheets as of December 31, 2011 and 2010 and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009. All entries required for the fair presentation of the financial statements are of a normal recurring nature.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in unconsolidated affiliate.

Non-controlling Interests – The non-controlling ownership interests in the income or losses of our majority-owned subsidiaries is included in our consolidated statements of operations as a reduction or addition to net income to derive income attributable to PowerSecure International, Inc. stockholders. Similarly, the non-controlling ownership interest in the undistributed equity of our majority-owned subsidiaries is shown as a separate component of stockholders’ equity in our consolidated balance sheet.

Until April 30, 2010, we held a 67% controlling ownership interest in EfficientLights. On April 30, 2010, we acquired the remaining 33% non-controlling ownership interest in EfficientLights, at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure, Inc. subsidiary. Also, on April 1, 2010, we acquired a 67% controlling ownership interest in IES (see Note 14). Accordingly, our non-controlling interest consists of results of EfficientLights through April 30, 2010 and the results of IES commencing April 1, 2010. As a result, period-to-period comparisons of the aggregate amount of non-controlling interests are not necessarily comparable.

The following is a reconciliation of the amounts attributable to the non-controlling interest for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Noncontrolling Interest
	EfficientLights	IES	Total

Balance, January 1, 2009	$—	$—	$—

Income (loss)	1,512	—	1,512
Distributions	(405)	—	(405)

Balance, December 31, 2009	1,107	—	1,107

Capital Contributions	—	2,188	2,188
Income (loss)	280	(433)	(153)
Distributions	(877)	—	(877)
Acqusition of non-controlling interest	(510)	—	(510)

Balance, December 31, 2010	—	1,755	1,755

Income (loss)	—	(846)	(846)
Distributions	—	—	—

Balance, December 31, 2011	$—	$909	$909

Use of Estimates – The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates for revenue and cost of sales recognition, incentive compensation and commissions, allowance for doubtful accounts receivable, inventory valuation reserves, warranty reserves and our deferred tax valuation allowance.

Reclassifications – During the second quarter of 2011, we exited our PowerPackages business (see Note 5). As of the fourth quarter of 2011, our PowerPackages operating activities had ceased, and our shutdown activities were substantially complete. The operations of PowerPackages have been reclassified to discontinued operations for all periods presented in the accompanying consolidated financial statements. In addition, certain 2010 and 2009 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2.     Summary of Significant Accounting Policies and Recent Accounting Standards

Revenue Recognition – For our distributed generation turn-key project-based sales and our utility infrastructure projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. Nearly all of our distributed generation and utility infrastructure projects are fixed-price contracts.

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

Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are recorded to income in the period in which the facts that give rise to the revision become known. In the event we were required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be significant. If, however, conditions arise that requires us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would more likely be significant. In addition, certain contracts provide for cancellation provisions prior to completion of a project. The cancellation provisions generally provide for payment of costs incurred, but may result in an adjustment to profit already recognized in a prior period.

We recognize equipment and product revenue when persuasive evidence of a commercial arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product, although in certain instances we can be a subcontractor, which occurs most frequently on larger jobs that involve more scope than our products and services.

Service revenue includes regulatory consulting and rate design services, power system engineering services, energy conservation services, and monitoring and maintenance services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

Additionally, our utility infrastructure business provides services to utilities involving construction, maintenance, and upgrades to their electrical transmission and distribution systems which is not fixed price project-based work. These services are delivered by us under contracts which are generally of two types. In the first type, we are paid a fixed fee based on the number of units of work we complete, an example of which could be the number of utility poles we replace. In the second type, we are paid for the time and materials utilized to complete the work, plus a profit margin. In both cases, we recognize revenue as these services are delivered.

Revenues for our recurring revenue distributed generation projects are recognized over the term of the contract or when energy savings are realized by the customer at its site. Under these arrangements, we provide utilities and their customers with access to PowerSecure-owned and operated distributed generation systems, for standby power and to deliver peak shaving benefits. These contracts can involve multiple parties, with one party paying us for the value of backup power (usually, but not always, a commercial, industrial, or institutional customer), and one party paying us a fee or credit for the value of the electrical capacity provided by the system during peak power demand (either the customer or a utility).

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

Cash and Cash Equivalents – Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash paid during the year for:
Interest-continuing operations	$456	$461	$474
Income taxes-continuing operations	892	281	169
Income taxes-discontinued operations	—	62	169

There were no non-cash investing or financing activities during the years ended December 31, 2011, 2010 or 2009.

Accounts Receivable – Our customers include a wide variety of mid-sized and large businesses, utilities and institutions. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We continuously monitor collections and payments from our customers and regularly adjust credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. We maintain a provision for estimated credit losses.

Concentration of Credit Risk – We are subject to concentrations of credit risk from our cash and cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash and cash equivalents by placing it with multiple domestic financial institutions. Nevertheless, our cash in bank deposit accounts at these financial institutions. Nevertheless, our cash in bank deposit accounts at these financial institutions frequently exceeds federally insured limits. We further limit our exposure to credit risk associated with these cash accounts by adherence to our investment policy. We have not experienced any losses in such accounts.

From time to time, we have derived a material portion of our revenues from one or more significant customers. To date, nearly all our revenues have been derived from sales to customers within the United States.

Inventories – Inventories are stated at the lower of cost (determined primarily on a specific-identification basis) or market. Inventories at December 31, 2011 and 2010 are summarized as follows:

	September 30,	September 30,
	2011	2010

Raw materials, equipment and supplies	$15,062	$16,088
Work in process	3,860	7,161
Finished goods and merchandise	2,885	3,554
Valuation reserve	(1,517)	(1,792)

Total	$20,290	$25,011

Raw materials, equipment and supplies consist primarily of equipment with long lead-times purchased for anticipated customer orders. Work in progress consists primarily of equipment and parts allocated to specific distributed generation turn-key projects and utility infrastructure projects accounted for on the percentage-of-completion basis. Finished goods and merchandise consists primarily of LED-based lighting products stocked to meet customer order and delivery requirements. We provide a valuation reserve primarily for raw materials, equipment and supplies and certain work in process inventory items that may be in excess of our needs, obsolete or damaged and requiring repair or re-work.

Property, Plant and Equipment – Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Depreciation expense on property, plant and equipment was $2,672, $1,978, and $1,546 for the years ended December 31, 2011, 2010 and 2009, respectively. Property, plant and equipment includes items under capital lease with a net book value of $5,124 and $5,419 at December 31, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets –We amortize the cost of intangible assets that do not have an indefinite life over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite lives. Amortization expense on intangible assets was $722, $590, and $471 for the years ended December 31, 2011, 2010 and 2009, respectively. We perform reviews of goodwill and intangible assets with indefinite lives for impairment annually, as of October 1, or more frequently if impairment indicators arise. Based on the results of our annual reviews, we have concluded that there has been no impairment of goodwill or intangible assets during the three years ended December 31, 2011. The following is a summary of changes in the balance of our goodwill for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	2011	2010

Goodwill, beginning of year	$7,970	$7,256
Addition due to the aquisiton of IES (Note 4)	—	5,945
Goodwill included in assets of discontinued operations held for sale (Note 5)	—	(5,231)

Goodwill, end of year	$7,970	$7,970

We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Unamortized software and software development costs at December 31, 2011 and 2010 are $541 and $543, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license costs at December 31, 2011 and 2010 are $751 and $974, respectively.

During 2006, we purchased contract and intellectual property rights to provide services to federal customers of an investor-owned utility. The contract rights are being amortized over their expected contract terms. The intellectual property rights are being amortized over ten years, using the straight-line method. Unamortized contract and intellectual property rights at December 31, 2011 and 2010 are $350 and $425, respectively.

Debt Issuance Costs – Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization and write-off of debt issuance costs was $107, $141 and $148 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in interest expense in our consolidated statement of operations.

Debt issuance costs are included in other current and non-current assets, and consisted of the following as of December 31, 2011 and 2010:

	September 30,	September 30,
	2011	2010

Debt issuance costs, beginning of year	$314	$299
Addition of debt issuance costs	94	156
Amortization of debt issuance costs	(107)	(141)

Debt issuance costs, end of year	$301	$314

Accrued and Other Liabilities – Accrued and other liabilities at December 31, 2011 and 2010 are summarized as follows:

	September 30,	September 30,
	2011	2010

Accrued project costs	$5,490	$3,746
Payroll, employee benefits and related liabilities	4,097	3,024
Sales, property and franchise taxes payable	694	187
Advance billings on projects in progress	3,333	1,842
Preferred stock redemption obligation	104	104
Deferred revenue	543	545
Warranty reserve	1,090	1,087
Other	778	451

Total	$16,129	$10,986

Warranty Reserve – We provide a standard warranty for our distributed generation equipment, switchgear equipment, utility infrastructure equipment, and our LED products, which generally range between one and five years. In addition, we offer extended warranty terms on certain distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The warranty reserve included in accrued and other liabilities is set forth below.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Warranty provision at the beginning of the year	$1,087	$769	$697
Accruals for warranties issued during the year	122	380	109
Warranty settlements during the year	(119)	(62)	(37)
Changes in liability for pre-existing warranties during the year	—	—	—

Warranty provision at the end of the year	$1,090	$1,087	$769

Share-Based Compensation – We measure compensation cost for all stock-based awards at the fair value on date of grant and recognize the compensation expense over the service period for awards expected to vest, net of estimated forfeitures. We measure the fair value of restricted stock awards based on the number of shares granted and the quoted price of our common stock on the date of the grant, and we measure the fair value of stock options using the Black-Scholes valuation model.

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the years ended December 31, 2011, 2010 and 2009 was $1,808, $1,942 and $2,123, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets – We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. During the year ended December 31, 2011, we recorded a $383 loss from the write-down of long-lived assets associated with our PowerPackages exit activities, which is now included in discontinued operations (see Note 5). We did not record any impairment charges during the years ended December 31, 2010 or 2009.

Income Taxes – We recognize deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We have net operating loss carry-forwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

We recognize a liability and income tax expense, including potential penalties and interest, for uncertain income tax positions taken or expected to be taken. The liability is adjusted for positions taken when the applicable statute of limitations expires or when the uncertainty of a particular position is resolved.

Subsequent Events – Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued and are classified as either “recognized subsequent events” or “non-recognized subsequent events.” We recognize and include in our financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. We disclose non-recognized subsequent events that provide evidence about conditions that arise after the balance sheet date but are not yet reflected in our financial statements when such disclosure is required to prevent the financial statements from being misleading.

Recent Accounting Standards

Fair Value Measurements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amended Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This amended guidance clarifies the concepts applicable for fair value measurement of non-financial assets and also expands the disclosures for fair value measurements that are estimated using significant unobservable inputs used in a fair value measurement. This amended guidance will be effective for us on a prospective basis for reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

Testing Goodwill for Impairment – In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. This standard, which amends and updates guidance on the periodic testing of goodwill for impairment, provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that that the fair value of a reporting unit is less than its carrying amount. If so, then it is necessary to perform the two-step quantitative goodwill impairment test. This standard becomes effective for fiscal years beginning after December 15, 2011, with early adoption allowed. We adopted this standard effective October 1, 2011. The adoption of this standard had no effect on our financial position or results of operations.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Income from continuing operations	$19,917	$1,865	$1,726
Income from discontinued operations	4,133	1,597	1,067

Net income	$24,050	$3,462	$2,793

Basic weighted-average commonshares outstanding in period	18,877	18,133	17,177
Add dilutive effects of stockoptions and warrants	262	470	166

Diluted weighted-average commonshares outstanding in period	19,139	18,603	17,343

Basic earnings per common share:
Income from continuing operations	$1.05	$0.10	$0.10
Income from discontinued operations	0.22	0.09	0.06

Basic earnings per common share	$1.27	$0.19	$0.16

Diluted earnings per common share:
Income from continuing operations	$1.04	$0.10	$0.10
Income from discontinued operations	0.22	0.09	0.06

Diluted earnings per common share	$1.26	$0.19	$0.16

4.	Acquisitions

Acquisition of IES—On April 1, 2010, we launched an expansion of our light emitting diode (“LED”) lighting business through the formation and acquisition of a 67% controlling interest in IES, which acquired substantially all of the assets and business of a leading LED lighting development company, Innovative Electronic Solutions, LLC, in order to accelerate the expansion of new LED lighting products and to capitalize on the growing marketplace for LED lighting. The new business has and will continue to design and manufacture new LED-based lighting products for commercial, industrial, and retail customers. The business will include turn-key product development, design and manufacturing of solid state LED- based lights and their components, including power drivers, light engines, and thermal management solutions.

IES commenced its business and operations by acquiring, on April 1, 2010, substantially all of the assets and business of Innovative Electronic Solutions, LLC, a North Carolina limited liability company. Since 2002, the business acquired by IES has engineered innovative lighting products for many of the largest and fastest growing LED lighting companies in the marketplace. In addition, IES has developed expertise and market leading technology in the areas of LED power drivers, light engines, and thermal management solutions. This expertise and technology is expected to enable IES to design and manufacture high quality LED lighting products with strong competitive advantages driven by lighting designs that maximize the energy efficiency savings for given light outputs. IES’ manufacturing operations are located in the Raleigh, North Carolina area.

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

September 30,
Accounts receivable	$349
Inventory	282
Equipment	427
Deposits	14
Intangible rights	596
Goodwill	5,945
Accounts payable	(977)
Accrued and other liabilities	(35)
Non-controlling interest	(2,188)

Net assets acquired	$4,413

The operations of IES are included within our Utility and Energy Technologies operating segment commencing from the date of acquisition.

Both we and the seller are subject to various buy-sell rights and obligations with respect to their equity interests in IES, including various call, put and drag-along rights and obligations. Commencing in 2012, we have the right to purchase the minority interest in IES held by the seller and thus increase our ownership of IES to 100%, through the issuance and delivery of shares of our common stock in an amount based on a formula derived from the value of our stock using our E.P.S multiple (or if we do not have positive net income, then our revenue multiple) applied to IES’s minority interest, subject to a minimum value of $10 million.

Acquisition of Non-controlling Interest in EfficientLights – On April 30, 2010, after previously owning two-thirds of the equity interests in EfficientLights, we exercised our option to acquire the remaining one-third minority interest in EfficientLights in exchange for 1,025,641 shares of our common stock. The minority interest in EfficientLights was previously owned by the founder, who is also the President of EfficientLights, and five other key employees of EfficientLights. EfficientLights markets and sells LED-based lights that enhance the quality of light while reducing energy and maintenance costs for refrigerated cases and storage coolers in grocery, drug, and convenience stores, and is in the process of developing other LED-based lighting products, including additional in-store retail lighting, LED-based parking lot lights, street lights and security lights. As a result of the exercise of our option to purchase the remaining one-third minority interest, EfficientLights has become a wholly-owned subsidiary of our PowerSecure, Inc. subsidiary and there is no reduction in our net income for net income attributable to the non-controlling interest in EfficientLights after April 30, 2010.

5.     Discontinued Operations

Southern Flow – On December 30, 2010, we entered into an agreement to sell Southern Flow which was part of our Energy Services segment. The sale closed on January 14, 2011, with an effective date of January 1, 2011. Pursuant to the terms of the sale agreement, the purchaser, Zedi, Inc., a Canadian corporation, through its wholly-owned subsidiary, acquired 100% of the stock of Southern Flow. Upon closing, we received cash proceeds of $16,515, consisting of a base purchase price of $15,550, and $965 for additional Southern Flow working capital conveyed in the transaction. We recorded a gain on the sale of Southern Flow, net of transaction costs and income tax benefit, in the amount of $5,634 during the year ended December 31, 2011. The sale of Southern Flow was made pursuant to our review of our strategic alternatives for the non-core businesses that constituted our Energy Services Business Segment. The operations of Southern Flow have been included in our consolidated statements of operations as discontinued operations for all periods presented. Results of Southern Flow’s discontinued operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
Southern Flow Discontinued Operations
	2011	2010	2009

Total revenues	$—	$19,380	$17,113
Operating expenses	—	16,771	14,978

Income before income taxes	—	2,609	2,135
Income tax provision	—	(66)	(622)

Income from operations	—	2,543	1,513
Gain on disposal	5,538	—	—
Income tax benefit on disposal	96	—	—

Income from discontinued operations	$5,634	$2,543	$1,513

The following assets and liabilities of Southern Flow were segregated and included in Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2010, and represent the assets and liabilities of Southern Flow that were sold in January 2011:

September 30,
December 31,
Southern Flow Assets and Liabilites Held for Sale	2010
Cash and cash equivalents	$250
Trade receivables, net of allowance for doubtful accounts	3,427
Inventories	2,182
Prepaid expenses and other current assets	169
Property, Plant and equipment, net	922
Goodwill	5,231
Other assets	2

Assets of discontinued operations held for sale	$12,183

Accounts payable	$519
Accrued and other liabilities	871
Current income taxes payable	19
Capital lease obligations	2

Liabilities of discontinued operations held for sale	$1,411

PowerPackages – As a result of changing market conditions, including excess market capacity for electricity, demand for medium speed engine technology to generate electricity has declined. On May 31, 2011, we adopted a plan to exit our PowerPackages business which provided medium speed engine distributed generation products and services within our Utility and Energy Technologies segment. We adopted the plan of disposition after evaluating the prospects for the PowerPackages business, current market conditions and our opportunities to focus our time and resources in other areas having higher potential to deliver near and mid-term revenue and profit growth.

We immediately commenced actions to exit the PowerPackages business. The exit plan included liquidating equipment, liquidating inventory, terminating the employees, and restructuring and eliminating our PowerPackages facility lease obligations. During the three months ended June 30, 2011, we recorded pre-tax charges related to the PowerPackages exit plan in the amount of $2,075, which included a $1,692 inventory charge and a $383 loss from the write-down of long-lived assets associated with the business, as proceeds from the disposition of the business were expected to be less than its carrying value.

All operating activities of the PowerPackages business have ceased and our shutdown activities are substantially complete. Based on the above, we have reclassified the operations and remaining assets and liabilities of PowerPackages as discontinued operations in our consolidated financial statements. Results of PowerPackages discontinued operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
PowerPackages Discontinued Operations
	2011	2010	2009

Total revenues	$2,462	$1,305	$—
Operating expenses	4,877	2,855	730

Loss before income taxes	(2,415)	(1,550)	(730)
Income tax benefit	914	604	284

Loss from operations	(1,501)	(946)	(446)
Gain on disposal	—	—	—
Income tax on disposal	—	—	—

Loss from discontinued operations	$(1,501)	$(946)	$(446)

The following assets and liabilities of PowerPackages were segregated and included in Assets and Liabilities of discontinued operations held for sale, in the consolidated balance sheet as of December 31, 2011.

September 30,
December 31,
PowerPackages Assets and Liabilities Held for Sale	2011
Inventories	$380
Other assets	—

Assets of discontinued operations held for sale	$380

Accrued and other liabilities	$125
Other liabilities	—

Liabilities of discontinued operations held for sale	$125

At present, we do not expect to incur any additional material losses from the disposal of the remaining assets and liabilities of the PowerPackages business.

6.	Investment in and Gain on Sale of Unconsolidated Affiliate

We own a significant non-controlling minority portion of the equity interests in MM 1995-2 through our wholly-owned WaterSecure subsidiary. We account for this investment using the equity method. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. Prior to the sale, MM 1995-2 owned and operated several water processing, recycling, and disposal facilities located in northeastern Colorado. In connection with the sale of the assets, MM 1995-2 paid off its long-term debt to facilitate the transfer of its assets to the buyer free and clear of any liens and retained its working capital. MM 1995-2 has ceased on-going operations and is in the process of liquidating the small remaining amount of its working capital. MM 1995-2 made distributions of the sales proceeds and distributed the majority of the cash proceeds from the liquidation of its working capital, subject to an appropriate reserve for its remaining liabilities, to its shareholders, including WaterSecure. An amount equal to $4.0 million of the cash purchase price owed to MM 1995-2 is being held in escrow for twelve months, subject to extension for claims relating to various representations and warranties by MM 1995-2 to the purchaser. MM 1995-2 intends to distribute to its shareholders any additional amounts of working capital that it collects as it deems appropriate and to distribute any amounts remaining in the escrow after the expiration of the one-year escrow period, on the same basis.

As a result of the sale of the WaterSecure operations, we received $26.2 million as our share of the sales and liquidation proceeds in conjunction with the closing of the sale transaction. In addition, we may receive up to $1.4 million from the balance of the sales price which was placed into escrow for one year. This additional amount is subject to the purchaser’s rights to these funds for contingencies that are outside of our control. At December 31, 2011, the receipt of any portion of the escrow amount is not certain and is therefore not included in the gain on the sale. We recognized a pretax gain in the amount of $21.9 million during the year ended December 31, 2011 for our share of the equity in the gain on the sale recorded by MM 1995-2. The amount of recognized pretax gain from the sale is subject to adjustment, pending the final liquidation of the remaining assets and liabilities retained by MM 1995-2, although we do not expect the adjustment amount, if any, to be significant.

As a Delaware statutory trust, MM 1995-2 is treated as a partnership for tax purposes. Accordingly, there is no tax provision associated with the income from operations or the gain on disposal recorded on the books of MM 1995-2. All tax attributes associated with the income generating activities of MM 1995-2 are passed on to the shareholders of MM 1995-2. The following table sets forth summarized financial information for MM 1995-2 at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,
	December 31,
	2011	2010

Total current assets	$4,182	$3,753
Property, plant and equipment, net	—	11,616
Total other assets	—	4

Total assets	$4,182	$15,373

Total current liabilities	$4,168	$2,462
Long-term note payable	—	4,100
Total shareholders’ equity	14	8,811

Total liabilities and shareholders’ equity	$4,182	$15,373

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Total revenues	$9,023	$18,331	$12,969
Total costs and expenses	5,169	10,464	7,610

Income from operations	3,854	7,867	5,359
Gain on disposal	65,672	—	—

Net Income	$69,526	$7,867	$5,359

MM 1995-2 has deferred that portion of the gain on disposal associated with the $4.0 million placed into escrow which will be recognized only if the contingencies associated with the indemnification obligations provided by MM 1995-2 to the purchaser and other contingencies have been eliminated after the one-year escrow period expires.

7.	Deferred Compensation Plan

In his employment agreement (see Note 10), Sidney Hinton, our President and Chief Executive Officer, has a deferred compensation arrangement that provides for payments by us to him, upon retirement, in monthly amounts ranging from $15 per month, if he commences receiving payments at age 53, to $20 per month, if he commences receiving payments at age 58, and thereafter such payments will continue for Mr. Hinton’s life. The deferred compensation payments under the plan vest on the earlier of August 15, 2012 or upon a change in control. We funded our obligation under the deferred compensation plan in 2007 through the purchase of a fixed deferred annuity contract through John Hancock Annuities. The deferred annuity contract provides for a guaranteed minimum interest rate on the annuity sufficient to meet our obligations under the deferred compensation plan. If the deferred compensation fails to vest, then the annuity reverts to us. We are subject to income tax on the earnings of the annuity. For fair value measurement purposes, we classify the annuity as a Level 3 investment, which refers to securities not traded in an active market and for which no significant observable market inputs are available. The fair value of the annuity at December 31, 2011 and 2010 is $2,376 and $2,306, respectively, and is included in the accompanying consolidated balance sheet under other assets. The increases in the fair value of the annuity for the three years ended December 31, 2011, 2010 and 2009 was $70, $86, and $87, respectively, and consists primarily of the guaranteed minimum interest earned on the annuity for the year. We are accruing our obligation under the deferred compensation agreement over a period of eight years. The liability for the deferred compensation obligation at December 31, 2011 and 2010 is $1,386 and $1,053, respectively, and is included in the accompanying consolidated balance sheet under other long-term liabilities. The accompanying consolidated statements of operations includes general and administrative expense in the amount of $333, $332 and $333 for the years ended December 31, 2011, 2010 and 2009, respectively, associated with the deferred compensation plan.

8.     Debt

Line of Credit – We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At December 31, 2010, our credit agreement with Citibank along with SunTrust Bank and Branch Banking and Trust Company (“BB&T”) as additional lenders, provided for a $50.0 million senior, first-priority secured revolving and term credit facility. In January 2011, the credit facility was amended to facilitate the sale of Southern Flow (see Note 5), modify certain financial covenants to accommodate our financial profile after that sale and reflect a change in lenders. On November 17, 2011, the credit facility was amended to permit us to repurchase up to $5 million of shares of our common stock pursuant to our Stock Repurchase Program (see Note 12). On December 21, 2011, the credit facility was amended and restated to reflect the sale and monetization of our WaterSecure operations earlier in 2011 and to eliminate four of the financial covenants of the credit facility.

The credit facility, as amended and restated, consists of a senior, first-priority secured $20.0 million revolving credit facility with Citibank and BB&T as lenders. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012.

We have used, and intend to continue to use, the proceeds available under the credit facility to finance its recurring revenue projects as well as to finance capital expenditures, working capital, and for general corporate purposes. The credit facility, as a revolving credit facility, will mature and terminate on November 12, 2014, which is an extension of one year under the credit agreement as amended and restated. However, we have the option prior to that maturity date to convert a portion of outstanding principal balance thereunder, in an amount not to exceed the present value of estimated annual contract revenues receivable under recurring revenue distributed generation projects, into a non-revolving term loan for a two year period expiring November 12, 2016, making quarterly payments based upon a four year fully amortized basis.

Outstanding balances under the credit facility (including under the term loan described below) bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5 million, to our consolidated EBITDA, as defined in the credit agreement, for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants by us, which were modified in the amendment and restatement. The financial covenants relating our maximum leverage ratio, minimum asset coverage ratio, maximum debt to worth ratio and minimum cash reserve requirement were eliminated, except that our leverage ratio will be used in determining the interest rate on outstanding indebtedness, as discussed above. Under the credit agreement, as amended and restated, if cash on hand does not exceed funded indebtedness by at least $5 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of December 31, 2011, we were in compliance with these financial covenants.

Under the credit agreement, upon the sale of any of our assets or the assets of our subsidiaries other than in the ordinary course of business or the public or private sale or issuance of any of our equity or our debt or the issuance or any equity or debt of our subsidiaries other than equity issuances where the aggregate net equity proceeds do not exceed $15 million, we are required to use the net proceeds thereof to repay any indebtedness then outstanding under the credit facility.

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, make acquisitions or sales, pay dividends on or repurchase our capital stock or consolidate or merge with other entities. In addition, the credit agreement contains customary events of default which were not modified in connection with the amendment and restatement, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events, which were not modified by the amendment and restatement.

Our obligations under the credit facility are secured by guarantees (“Guarantees”) and security agreements (the “Security Agreements”) by each of our active subsidiaries, including PowerSecure, Inc. and its subsidiaries. The Guarantees guaranty all of our obligations under the credit facility, and the Security Agreements grant to the Lenders a first priority security interest in virtually all of the assets of each of the parties to the credit agreement. The amendment and restatement of the credit agreement did not modify the terms or conditions of the Security Agreements or Guarantees, which were ratified and confirmed by the active subsidiaries as being in full force and effect after such amendment and restatement pursuant to a confirmation agreement, dated December 21, 2011, among us, the active subsidiaries and the lender.

The maximum balance outstanding on the revolving portion of the credit facility during the year ended December 31, 2011 was $10.0 million. There were no balances outstanding on the revolving portion of the credit facility at December 31, 2011 or at March 8, 2012. The balance outstanding on the credit facility at December 31, 2010 was $5.0 million. Under the amended and restated provisions of our credit facility, we currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan – The credit agreement, as amended and restated, also provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016.

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

Proceeds of the lease financing were used to finance capital investments in equipment for our recurring revenue distributed generation projects. We account for the lease financing as a capital lease in our consolidated financial statements.

The lease provides us with limited rights, subject to the lessor’s approval which will not be unreasonably withheld, to relocate and substitute equipment during its term. The lease contains representations and warranties and covenants relating to the use and maintenance of the equipment, indemnification and events of default customary for leases of this nature. The lease also grants to the lessor certain remedies upon a default, including the right to cancel the lease, to accelerate all rent payments for the remainder of the term of the lease, to recover liquidated damages, or to repossess and re-lease, sell or otherwise dispose of the equipment.

The scheduled annual payments on our capital lease obligations are as follows:

September 30,
Scheduled
Year Ending December 31:	Payments
2012	$1,016
2013	1,015
2014	1,015
2015	1,015

Total minimum lease payments	4,061
Less: Interest included in the lease payments	414

Present value of minimum lease payments	$3,647

10.	Commitments and Contingencies

Other Matters – From time to time, we hire employees that are subject to restrictive covenants, such as non-competition agreements with their former employers. We comply, and require our employees to comply, with the terms of all known restrictive covenants. However, we have in the past and may in the future receive claims and demands by some former employers alleging actual or potential violations of these restrictive covenants. These claims are inherently difficult to predict, and therefore we generally cannot provide any assurance of the outcome of claims. We do not have any specific claims outstanding at this time.

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

We have experienced performance issues with two types of component parts, in particular, which we are in the process of revolving: 1) a supplier of a substantial distributed generation system component indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, and this configuration has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these matters, we have been actively working to correct and resolve the performance issues and have made progress, although we have not eliminated the risk related to these issues. Given that we are in the process of addressing these performance issues, and the inherent uncertainty in assessing and quantifying the costs and nature of the resolution of these types of technical issues, at present we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, at this time we have not recorded any adjustment to our warranty reserve for these particular performance issues, other than an immaterial amount for certain minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.

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

Operating Leases – We lease business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Many of these leases have renewal provisions. Rental expense associated with our continuing operations for the years ended December 31, 2011, 2010 and 2009 totaled $6,232, $2,792 and $1,496, respectively. Future minimum rental payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

September 30,
Scheduled
Year Ending December 31:	Payments
2012	$2,674
2013	2,453
2014	2,252
2015	1,756
2016 and thereafter	2,818

Total minimum rental payments	$11,953

Employee Benefit Plan – We have a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 18 or older are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 80% of their eligible compensation. In 2011 and 2010, we made discretionary matching contributions of 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. In January 2009, we amended the 401(k) Plan to temporarily eliminate discretionary contributions to highly compensated participants and to reduce discretionary contributions to all other participants. Our 401(k) Plan expense associated with our continuing operations for the years ended December 31, 2011, 2010 and 2009 was $447, $372 and $91, respectively.

Employment Agreements – We have employment and non-competition agreements with Sidney Hinton, our President and Chief Executive Officer (the “Hinton Employment Agreement”) and with Christopher Hutter, our Executive Vice President and Chief Financial Officer (the “Hutter Employment Agreement”). As amended, these employment agreements provide for base salary, bonus payments under our executive incentive compensation plan, grants of restricted shares of our common stock (see Note 13), severance benefits depending on the circumstances of the employee termination, and disability insurance policies. In addition, the Hinton Employment Agreement also provides for a $5.0 million life insurance policy and deferred compensation payments that we have funded through an annuity that become payable upon his retirement (see Note 7). The Hinton Employment Agreement expires December 31, 2015 and the Hutter Employment Agreement expires December 10, 2012, each with automatic successive one-year renewal periods unless either we or the officer gives notice of termination.

We also have employment agreements with certain other executive officers and with other key employees which provide for base salary, restricted stock grants, incentive compensation, “change-in-control” provisions, non-competition provisions, severance arrangements, and other normal employment terms and conditions.

Related Party Distributorship and Non-Compete Agreement – In August 2009, we entered into a distributorship and non-compete arrangement with Apex Controls, Inc. (“Apex”) and its principal, Jonathan Hinton (“J. Hinton”), the son of Sidney Hinton, our President and Chief Executive Officer. We entered into this arrangement in order to enhance our ability to accelerate sales of our EfficientLights product line and to restrict Apex and J. Hinton from competing with us through October 1, 2015. Under this arrangement, we appointed Apex as our independent, non-exclusive distributor, primarily to sell and distribute our EfficientLights LED lighting solutions for refrigerated cases. Under this arrangement, we have the right of first refusal to purchase Apex upon the proposed sale of 50% or more of the assets or equity of Apex, on the same basis as the proposed purchaser.

In consideration for services and the covenants and obligations of Apex and J. Hinton under the arrangement, we will pay Apex a commission, on an as-collected basis, for sales of products and services generated by Apex. In addition, we paid J. Hinton $200 upon entering into the arrangement and agreed to make additional payments of $200 in January 2010 and $100 annually from 2011 through 2015. During the years ended December 31, 2011, 2010 and 2009, we recognized expense of $148, $148 and $49, respectively, related to the arrangement.

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

The income tax provision included in the accompanying consolidated statements of operations represents changes in our net deferred tax assets, federal alternative minimum tax and state income taxes in various state jurisdictions in which we have taxable activities. The following table summarizes our income tax provision for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009

Current:
Federal	$(204)	$218	$(13)
State	580	(296)	(548)

Total current	376	(78)	(561)

Deferred:
Federal	(3,150)	(1,071)	(392)
State	(360)	19	338

Total deferred	(3,510)	(1,052)	(54)

Total provision	$(3,134)	$(1,130)	$(615)

Total income tax expense applicable to our continuing operations differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The following table reconciles such differences for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009

Federal taxes at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	-1.5%	8.6%	5.6%
Permanent items	1.0%	8.4%	-7.2%
Alternative minimum tax	0.0%	0.0%	3.1%
Tax benefit for NOL, net of valuation allowance	-21.2%	-7.5%	-19.8%
True ups and other adjustments	1.8%	-3.7%	0.3%

Effective income tax rate for continuing operations	14.1%	39.8%	16.0%

The components of our federal and state deferred tax assets and liabilities at December 31, 2011 and 2010 are shown below:

	September 30,	September 30,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$6,495	$9,340
Tax credit carryforwards	204	56
Allowance for bad debts	68	150
Equity compensation	1,923	1,609
Investment in MM 1995-2	514	—
Other	2,319	2,074

Gross deferred tax assets	11,523	13,229

Deferred tax liabilities:
Differences between book and tax basis of property and equipment and intangible assets	10,317	4,280
Investment in MM 1995-2	—	390
Other	290	874

Gross deferred tax liabilities	10,607	5,544

Net deferred tax asset	916	7,685
Valuation allowance and other	—	(4,710)

Deferred tax assets, net	$916	$2,975

At December 31, 2010, we had a net deferred tax asset in the amount of $2,975, due primarily to the expected benefit associated with our net operating loss carry-forwards. The gain on the sale of the WaterSecure operations in June 2011 (see Note 6) utilized a significant portion of our net operating loss carry-forwards. As a result, during the year ended December 31, 2011, we reduced the balance of our net deferred tax asset and we eliminated the valuation allowance related to expected utilization of our net operating losses. The effect of the reduction of our net deferred tax asset and elimination of our valuation allowance is included as a component of our current period income tax provision for the year ended December 31, 2011. During the year ended December 31, 2010, we released $96 of our valuation allowance related to the expected benefit associated with our net operating loss carry-forwards based on our expectations regarding future taxable income at that time. The deferred tax asset for net operating loss carry-forwards at December 31, 2011 and 2010 does not include $300 and $115, respectively, that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $858 and $340 tax deduction at December 31, 2011 and 2010 are included in the unused net operating loss below.

At December 31, 2011, we had unused federal net operating losses to carry forward against future years’ taxable income of $17,363 and various state carry-forwards that expire in various amounts from 2012 to 2027.

We allocate a portion of our corporate expenses to our subsidiaries in the state income tax returns that they are required to file. The allocation of corporate expenses, and the amounts of such allocations, to our subsidiaries for state income tax purposes is an interpretation of state income tax regulations that we believe are proper and appropriate, however, these allocations may be challenged by state taxing authorities and may be disallowed, in whole or in part, upon audit by such taxing authorities. Accordingly, we have recorded a liability for our estimate of taxes, penalties and interest associated with this uncertain tax position. Our estimate is based on assumptions regarding the likelihood of successfully defending this tax position in an audit. We believe the allocation of a portion of our corporate expenses to our subsidiaries is our only material uncertain tax position at December 31, 2011 and 2010.

With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008. The following is a reconciliation of the beginning and ending amounts of unrecognized state income tax benefits:

September 30,
Unrecognized
Tax Benefit

Balance at January 1, 2009	$869

Current year increase as a result of tax positions taken during the year	668
Reductions as a result of a lapse of the applicable statute of limitations	(41)

Balance at December 31, 2009	1,496

Current year increase as a result of tax positions taken during the year	331
Reductions as a result of a lapse of the applicable statute of limitations	(124)

Balance at December 31, 2010	1,703

Current year increase as a result of tax positions taken during the year	288
Reductions as a result of a lapse of the applicable statute of limitations	(973)

Balance at December 31, 2011	$1,018

We believe nearly all of our unrecognized tax benefits would, if recognized, affect our effective tax rate.

We recognize interest and penalties related to our tax contingencies as income tax expense or benefit. The total amount of interest and penalty benefit resulting from the decrease in our uncertain tax positions recognized in the accompanying consolidated statement of operations for the year ended December 31, 2011 was $258. The total amount of interest and penalty expense resulting from increases in our uncertain tax positions for the years ended December 31, 2010 and 2009 was $195 and $239, respectively. The total amount of accumulated interest and penalties recognized in the accompanying consolidated balance sheet at December 31, 2011 and 2010 is $336 and $642, respectively. We expect that the unrecognized tax benefit associated with our corporate expense allocation will decrease slightly in 2012 although we are not able, at this time, to reasonably estimate the range of the possible change.

12.   Capital Stock

Stock Repurchase Program – On November 1, 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock, par value $.01 per share. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. Through December 31, 2011, a total of 57,200 shares have been repurchased under the program at a gross purchase price, including commission costs, of $281. The stock repurchase program may continue for a period of up to 24 months, although it may be suspected from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our board of directors.

Stockholder Rights Plan – On December 12, 1991, our board of directors adopted a Stockholder Rights Plan, which was amended and restated on October 25, 2001 in order to extend, renew and modify its terms (as amended and restated, the “Rights Plan”), to protect stockholder interests against takeover strategies that may not provide maximum shareholder value. The Rights Plan expired on November 30, 2011.

Stock Warrants – In May 2004, we completed a private placement to institutional and accredited investors of 3,510,548 shares of our common stock and warrants to purchase 1,053,164 shares of our common stock (the “2004 Private Placement”), raising gross proceeds of $10,883. The warrants issued in the 2004 Private Placement had an exercise price of $3.41 per share of common stock and were set to expire in May 2009. At December 31, 2008, 91,001 warrants remained outstanding. These outstanding warrants were exercised in April 2009 resulting in proceeds of $307 to us and the issuance of 91,001 shares of our common stock during the year ended December 31, 2009.

13.	Share-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors based on estimated fair values on the date of grant.

Stock Plans – Historically, we have granted stock options and restricted stock awards to employees and directors under various stock plans. We currently maintain two stock plans.

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

Stock Options – Net income for the years ended December 31, 2011, 2010 and 2009 includes $247, $381 and $556, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the years ended December 31, 2011, 2010 and 2009 was $212, $229 and $467, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of option activity for the year ended December 31, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2010	1,247	$5.98
Granted	20	5.45
Exercised	(292)	1.98
Expired	(33)	13.00
Forfeited	(31)	6.29

Balance, December 31, 2011	911	$6.98	5.01	n/m	(1)

Exercisable, December 31, 2011	749	$7.14	4.38	n/m	(1)

(1)	The exercise price of the option exceeds the fair value of the underlying stock.

A summary of option activity for the year ended December 31, 2010 is as follows:

	September 30,	September 30,	September 30,	September 30,
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2009	1,627	$5.18
Granted	81	9.51
Exercised	(435)	3.35
Expired	(5)	17.38
Forfeited	(21)	9.28

Balance, December 31, 2010	1,247	$5.98	4.92	$1.80

Exercisable, December 31, 2010	997	$5.75	4.07	$2.03

A summary of option activity for the year ended December 31, 2009 is as follows:

	September 30,	September 30,	September 30,	September 30,
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Balance, December 31, 2008	1,708	$5.21
Granted	43	6.41
Exercised	(64)	2.22
Expired	(6)	6.88
Forfeited	(54)	10.62

Balance, December 31, 2009	1,627	$5.18	4.87	$2.03

Exercisable, December 31, 2009	1,334	$4.85	4.15	$2.36

The weighted average grant date fair value of the options granted during the years ended December 31, 2011, 2010 and 2009 was $2.19, $4.28 and $3.30, respectively. The fair value was measured using the Black-Scholes valuation model with the following assumptions for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected stock price volatilility	44.8%	49.6%	57.4%
Risk Free interest rate	1.48%	2.00%	2.39%
Annual dividends	$—	$—	$—
Expected life—employees	5 years	5 years	5 years
Expected life—directors	na	na	na

The fair value of the stock option grants are amortized over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%.

At December 31, 2011 and 2010, there was $423 and $731, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2011 are expected to be recognized over a weighted average period of 1.7 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,641, $2,765 and $213, respectively. Cash received, net of shares tendered, from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $144, $1,267 and $357, respectively. The tax benefit realized on the 2011, 2010 and 2009 stock option exercises was $342, $177 and $48, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $355, $532 and $604, respectively.

Restricted Stock Awards – Net income for the years ended December 31, 2011, 2010 and 2009 includes $1,561, $1,561 and $1,567, respectively, of pre-tax compensation costs related to outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the years ended December 31, 2011, 2010 and 2009 is included in general and administrative expenses in the accompanying consolidated statements of operations. In December 2009, our Board of Directors, upon the recommendation of the Compensation Committee, amended certain restricted stock agreements to modify the vesting conditions for 193,500 unvested performance-based restricted shares related to fiscal 2009, 2010 and 2011 in order to reflect new performance goals that it deemed to be more appropriate for those years under the changed conditions and circumstances of our business and the economy. The 193,500 amended performance-based restricted shares are reflected as cancelled and granted in the following table during the year ended December 31, 2009. A summary of unvested restricted stock award activity for the three years ended December 31, 2011 is as follows:

	September 30,	September 30,
		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, January 1, 2009	628	$12.06

Granted-Directors	43	4.65
Granted-Officers	194	7.97
Granted-Employees	—	—
Vested	(104)	9.96
Forfeited	(6)	8.50
Cancelled	(194)	12.49

Balance, December 31, 2009	561	$10.36

Granted-Directors	21	9.56
Granted-Officers	—	—
Granted-Employees	—	—
Vested	(104)	7.25
Forfeited	—	—

Balance, December 31, 2010	478	$11.00

Granted-Directors	29	6.77
Granted-Officers	—	—
Granted-Employees	—	—
Vested	(97)	7.75
Forfeited	—	—

Balance, December 31, 2011	410	$11.47

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. A total of 322,500 unvested restricted shares issued to officers cliff vest in the second half of 2012, while the other 64,500 unvested performance-based restricted shares issued to officers vested upon the filing of this Report due to our fiscal 2011 financial performance. All restricted and unvested shares will automatically vest upon a change in control.

The fair value of employee and director restricted shares along with the cliff vesting restricted shares granted to officers are being amortized on a straight-line basis over the vesting period. The fair value of the performance-based restricted shares is expensed as the achievement of the performance criteria becomes probable and the related service period conditions are met. At December 31, 2011, the balance of unrecognized compensation cost related to unvested restricted shares was $638, of which we expect $620 will be recognized in 2012 and the remainder in 2013.

14.	Segment and Related Information

We conduct our operations through two business segments. Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our

Energy Services segment contains our non-core business operations. We opportunistically divested the operations of our Energy Services segment over time, with the final divestitures completed in 2011. As a result of these sales, we will no longer actively operate in the Energy Services segment in the future.

Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Our operating segments also represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions.

Utility and Energy Technologies – Our Utility and Energy Technologies segment includes our three primary product and service areas: our Interactive Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. These three product and service areas share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among the three product and service areas due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Our PowerPackages business was previously included in this segment until its discontinuance in the fourth quarter 2011. As a result, PowerPackages’ financial results are excluded from the Utility and Energy Technologies segment for all periods presented in the information below.

Energy Services – Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure holds a significant non-controlling minority portion of the equity interests in MM 1995-2. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations and the results of its operations are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

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

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Utility and		Unallocated
	Energy	Energy	Corporate
	Technologies	Services	Costs	Total
Revenues	$130,015	$—	$—	$130,015
Cost of sales	89,321	—	—	89,321

Gross profit	40,694	—	—	40,694

Operating expenses:
General and administrative	28,432	—	5,220	33,652
Selling, marketing and service	4,651	—	—	4,651
Depreciation and amortization	3,392	30	1	3,423

Total operating expenses	36,475	30	5,221	41,726

Operating income (loss)	4,219	(30)	(5,221)	(1,032)

Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,873	—	21,873
Equity income	—	1,559	—	1,559
Management fees	—	282	—	282
Interest income and other income	—	—	98	98
Interest expense	(383)	—	(192)	(575)

Income (loss) before income taxes	$3,836	$23,684	$(5,315)	$22,205

Total capital expenditures	$16,971	$	$	$16,971

Total investment in unconsolidated affiliate	$	$6	$	$6

Total assets	$118,546	$6	$24,023	$142,575

		September 30,		September 30,		September 30,	September 30,
	Year Ended December 31, 2010
	Utility and Energy Technologies		Energy Services		Unallocated Corporate Costs		Total
Revenues		$96,209		$—		$—	$96,209
Cost of sales		60,605		—		—	60,605

Gross profit		35,604		—		—	35,604

Operating expenses:
General and administrative		22,907		—		5,355	28,262
Selling, marketing and service		5,104		—		—	5,104
Depreciation and amortization		2,562		73		6	2,641

Total operating expenses		30,573		73		5,361	36,007

Operating income (loss)		5,031		(73)		(5,361)	(403)

Other income and (expenses):
Equity income		—		3,182		—	3,182
Management fees		—		583		—	583
Interest income and other income		—		—		99	99
Interest expense		(341)		—		(278)	(619)

Income (loss) before income taxes		$4,690		$3,692		$(5,540)	$2,842

Total capital expenditures		$6,024	$			$1	$6,025

Total investment in unconsolidated affiliate	$			$4,346	$		$4,346

Total assets		$93,553		$4,497		$22,479	$120,529

		September 30,		September 30,		September 30,	September 30,
	Year Ended December 31, 2009
	Utility and Energy Technologies		Energy Services		Unallocated Corporate Costs		Total
Revenues		$85,426		$—		$—	$85,426
Cost of sales		54,136		—		—	54,136

Gross profit		31,290		—		—	31,290

Operating expenses:
General and administrative		18,544		—		5,042	23,586
Selling, marketing and service		3,927		—		—	3,927
Depreciation and amortization		2,013		74		5	2,092

Total operating expenses		24,484		74		5,047	29,605

Operating income (loss)		6,806		(74)		(5,047)	1,685

Other income and (expenses):
Equity income		—		2,167		—	2,167
Management fees		—		447		—	447
Interest income and other income		3		—		158	161
Interest expense		(334)		—		(273)	(607)

Income (loss) before income taxes		$6,475		$2,540		$(5,162)	$3,853

Total capital expenditures		$2,477	$			$2	$2,479

Total investment in unconsolidated affiliate	$			$3,974	$		$3,974

Total assets		$78,818		$16,749		$15,910	$111,477

To date, nearly all our revenues have been derived from sales to customers within the United States.

15.   Unaudited Quarterly Consolidated Financial Data

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2011 and 2010. In our opinion, this unaudited information has been prepared on substantially the same basis as our consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. This unaudited consolidated quarterly data should be read together with our audited consolidated financial statements and the other notes thereto. The results for any past quarter are not necessarily indicative of results for any future period.

	September 30,	September 30,	September 30,	September 30,
	Quarter in 2011
	First	Second	Third	Fourth

Total revenues	$23,655	$30,086	$36,585	$39,689
Operating income (loss)	(1,879)	(662)	445	1,064
Gain on sale of unconsolidated affiliate	—	21,786	44	43
Equity income	1,011	548	—	—
Other income (expense), net	46	(8)	(137)	(96)
Income taxes	(47)	(3,183)	453	(357)
Income (loss) from continuing operations	(869)	18,481	805	654
Discontinued operations:
Income (loss) from operations	(215)	(1,388)	(63)	165
Gain on disposal	5,636	—	—	(2)
Net income	4,552	17,093	742	817
Less: Income attributable to noncontrolling interest	184	159	230	273
Income attributable to PowerSecure International	$4,736	$17,252	$972	$1,090

Basic earnings per common share:
Income (loss) from continuing operations	$(0.04)	$0.99	$0.05	$0.05
Income from discontinued operations	0.29	(0.07)	—	0.01

Basic earnings per common share	$0.25	$0.92	$0.05	$0.06

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.04)	$0.97	$0.05	$0.05
Income from discontinued operations	0.29	(0.07)	—	0.01

Diluted earnings per common share	$0.25	$0.90	$0.05	$0.06

	September 30,	September 30,	September 30,	September 30,
	Quarter in 2010
	First	Second	Third	Fourth

Total revenues	$20,456	$28,690	$26,079	$20,984
Operating income (loss)	476	501	(530)	(850)
Equity income	1,030	807	598	747
Other income (expense), net	43	26	(17)	11
Income taxes	(384)	(272)	(208)	(266)
Income (loss) from continuing operations	1,165	1,062	(157)	(358)
Discontinued operations:
Income from operations	239	222	515	621
Net income	1,404	1,284	358	263
Less: Income attributable to noncontrolling interest	(187)	40	132	168
Income attributable to PowerSecure International	$1,217	$1,324	$490	$431

Basic earnings per common share:
Income (loss) from continuing operations	$0.06	$0.06	$—	$(0.01)
Income from discontinued operations	0.01	0.01	0.03	0.03

Basic earnings per common share	$0.07	$0.07	$0.03	$0.02

Diluted earnings per common share:
Income (loss) from continuing operations	$0.06	$0.06	$—	$(0.01)
Income from discontinued operations	0.01	0.01	0.03	0.03

Diluted earnings per common share	$0.07	$0.07	$0.03	$0.02

* * * * *

SCHEDULE II

POWERSECURE INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	September 30,	September 30,	September 30,		September 30,
Description	Balance at Beginning of Period	Additions: Charged to Operating Expenses	Deductions: Write-offs		Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2011	$415	$69	$(310	)(1)	$174
Year ended December 31, 2010	299	177	(61	)(1)	415
Year ended December 31, 2009	276	53	(30	)(1)	299

Inventory reserve:
Year ended December 31, 2011	$1,792	$35	$(310	)(2)	$1,517
Year ended December 31, 2010	1,777	269	(254	)(2)	1,792
Year ended December 31, 2009	211	1,618	(52	)(2)	1,777

(1)	Represents amounts written off as uncollectible, less recoveries.

(2)	Represents amounts written off against reserve, less recoveries.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees

Marcum Midstream 1995-2 Business Trust

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Marcum Midstream 1995-2 Business Trust and subsidiary (the “Trust”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marcum Midstream 1995-2 Business Trust and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado

March 2, 2012

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	September 30,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$175,333	$1,255,950
Sales proceeds held in escrow (Note 2)	4,006,467	—
Trade receivables (net of allowance for doubtful accounts of $14,542 and $9,454, respectively)	—	2,451,447
Prepaid expenses	—	45,432

Total current assets	4,181,800	3,752,829

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Wells and storage tanks	—	12,256,854
Equipment	—	5,042,969
Land and improvements	—	3,313,375

Total	—	20,613,198
Less accumulated depletion and depreciation	—	8,997,674

Property, plant and equipment, net	—	11,615,524

INTANGIBLE ASSETS (net of accumulated amortization of $0 and $15,501, respectively)	—	4,499

TOTAL	$4,181,800	$15,372,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Deferred gain on sale of the Trust (Note 2)	$4,006,467	$—
Current portion of notes payable (Note 4)	—	1,250,232
Accounts payable	—	854,467
Administration fee	—	14,125
Management fee	—	238,907
Operator fee	—	48,444
Accrued and other liabilities	160,990	56,097

Total current liabilities	4,167,457	2,462,272

LONG-TERM NOTES PAYABLE, NET OF CURRENT PORTION (Note 4)	—	4,099,343

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY	14,343	8,811,237

TOTAL	$4,181,800	$15,372,852

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	September 30,	September 30,	September 30,
	2011	2010	2009

REVENUE:
Disposal fees and mineral product sales	$9,020,907	$18,321,495	$12,962,073
Interest and other	2,045	9,568	6,770

Total revenue	9,022,952	18,331,063	12,968,843

COSTS AND EXPENSES:
Cost of operations	3,633,906	7,348,034	4,944,942
Depreciation and amortization	579,927	1,447,940	1,211,417
General and administrative costs	226,404	269,386	286,149
Administration fee	23,542	56,500	56,500
Management fee	451,045	916,075	648,104
Operator fee	88,998	193,775	188,817
Interest and finance charges	165,233	232,737	274,294

Total costs and expenses	5,169,055	10,464,447	7,610,223

Income from operations	3,853,897	7,866,616	5,358,620
Gain on sale of the Trust (Note 2)	65,672,158	—	—

NET INCOME	$69,526,055	$7,866,616	$5,358,620

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

September 30,
Shareholders’ Equity

BALANCE, JANUARY 1, 2009	$7,786,001

Cash distributions paid from operations	(5,500,000)

Net income	5,358,620

BALANCE, DECEMBER 31, 2009	7,644,621

Cash distributions paid from operations	(6,700,000)

Net income	7,866,616

BALANCE, DECEMBER 31, 2010	8,811,237

Cash distributions paid from operations	(3,894,930)

Cash distributions paid from sales proceeds	(74,428,019)

Net income	69,526,055

BALANCE, DECEMBER 31, 2011	$14,343

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	September 30,	September 30,	September 30,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,526,055	$7,866,616	$5,358,620
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of the Trust’s assets	(65,672,158)	—	—
Depreciation and amortization	579,927	1,447,940	1,211,417
Changes in other assets and liabilities:
Trade receivables, net	2,451,447	(602,680)	(455,820)
Accounts payable	(854,467)	593,627	(31,272)
Administration fee	(14,125)	—	—
Management fee	(238,907)	25,914	55,906
Operator fee	(48,444)	1,240	6,666
Accrued expenses	104,893	(40,646)	(42,686)
Prepaid expenses and other	45,432	(10,932)	(2,838)

Net cash provided by operating activities	5,879,653	9,281,079	6,099,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of the Trust’s assets	85,280,859	—	—
Sales proceeds receivable in escrow	(4,000,000)	—	—
Well development and enhancement	(4,547,092)	(3,791,246)	(1,923,201)
Other capital expenditures	(21,513)	(391,732)	(98,427)

Net cash provided by (used in) investing activities	76,712,254	(4,182,978)	(2,021,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,948,750	2,600,000	—
Payments on notes payable	(7,298,325)	(801,029)	(749,396)
Distributions to preferred shareholders	(78,322,949)	(6,700,000)	(5,500,000)

Net cash used in financing activities	(83,672,524)	(4,901,029)	(6,249,396)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,080,617)	197,072	(2,171,031)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,255,950	1,058,878	3,229,909

CASH AND CASH EQUIVALENTS AT END OF YEAR	$175,333	$1,255,950	$1,058,878

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of Marcum Midstream 1995-2 Business Trust and its wholly-owned subsidiary, Marcum Midstream 1995-2 EC Holding, LLC (“MM95-2 EC Holding”), collectively referred to as the “Trust.” The Trust commenced operations on February 8, 1996. Prior to the sale of its assets and operations in June 2011 (See Note 2), the Trust owned and operated several injection wells at multiple oil field production water disposal facilities located in northeastern Colorado. MM95-2 EC Holding was formed by the Trust in July 2002 for the purpose of acquiring additional operating assets.

WaterSecure Holdings, Inc. (“WaterSecure”), a wholly-owned subsidiary of PowerSecure International, Inc., is the managing trustee (the “Managing Trustee”) of the Trust, and owns 91.4 shares of the Trust, representing 40.44% of the outstanding shares of the Trust. Conquest Oil Company (“Conquest” or the “Operator”) operates the Trust assets under an operating agreement with the Trust. Two affiliates of the Operator, Conquest Holdings and Conquest Disposal, collectively own 105.7 shares of the Trust, representing 46.76% of the outstanding shares of the Trust.

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

Statements of Cash Flows – The Trust considers all highly liquid investments with an original maturity of three months or less at time of purchase to be cash equivalents. The Trust maintains its cash in bank deposit accounts which, at times, has exceeded federally insured limits. The Trust has not experienced any losses in such accounts. The Trust does not believe it is exposed to any significant credit risk on cash and cash equivalents. Supplemental statement of cash flows information is as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash paid for interest	$165,233	$232,737	$264,633

Statements of Shareholders’ Equity–There are 226 shares of the Trust authorized and outstanding. There are no other authorized forms of ownership interest of the Trust.

Receivables and Credit Policies – Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. The Trust reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2011, there was $14,542 of trade receivables still outstanding, all of which has been reserved as potentially uncollectible.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. The majority of the Trust operating assets are depreciated based upon a units-of-production method while equipment and land improvements are depreciated on the straight-line basis over estimated useful lives ranging from 5 to 15 years. In June 2011, all of the Trust operating assets were sold (see Note 2).

Intangible Assets – Intangible assets are being amortized on the straight-line basis over 15 years. The net balance of intangible assets in the amount of $4,500 was written off when the Trust operating assets were sold in June 2011 (see Note 2).

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

The Financial Accounting Standards Board issued new guidance on accounting for uncertainty in income taxes. The Trust adopted this new guidance for the year ended December 31, 2009. Management has evaluated the Trust’s tax positions and has concluded that the Trust had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. There are currently no federal or state income tax examinations underway. The Trust’s tax years of 2008 and forward are subject to examination by federal and state taxing authorities.

Use of Estimates – The preparation of the Trust’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Major Customers – Three customers have historically generated the majority of the Trust’s disposal fee revenues. In addition, revenues from mineral product sales were primarily generated from purchases by one customer.

Subsequent Events – The Trust has evaluated subsequent events through March 2, 2012, the date on which the consolidated financial statements were available to be issued.

2.	SALE OF THE TRUST ASSETS AND OPERATIONS

On June 2, 2011, the Trust consummated the sale of substantially all of its assets and operations, pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of May 10, 2011, between the Trust and High Sierra Water Services, LLC, a Colorado limited liability company and affiliate of High Sierra Energy, LP (the “Purchaser”). The Trust sold substantially all of its assets and operations, other than its working capital and certain equipment, to the Purchaser for a total purchase price, payable in cash, of $85.0 million (the “Purchase Price”). In accordance with the Financial Accounting Standards Board’s guidance relating to the presentation of discontinued operations, the assets, liabilities and operating results for the discontinued operations should be reported separately for all periods presented; however, given that essentially all assets and operations were sold in the current year, it has been presented as continuing operations in these consolidated financial statements to more accurately reflect the full operations of the Trust.

Out of the Purchase Price, $4.0 million is being held in an escrow account for one year, subject to extension for claims made during that one year, in order to cover the indemnification obligations of the Trust under the Purchase Agreement discussed below. At December 31, 2011, the unrestricted receipt of any portion of the escrow amount is not certain and subject to factors outside of the Trust’s control.

The Purchase Price was subject to certain adjustments, including for the pro-ration of taxes and other obligations and credits, deductions for costs to complete a disposal facility and for normal working capital, and increases for the acquisition and development of certain properties and facilities and for certain inventory. These Purchase Price adjustments and the sale of other Trust assets not acquired by the Purchaser resulted in an additional approximate $388,000 of sales proceeds to the Trust.

The Trust retained its cash and accounts receivables and was responsible for paying and discharging its accounts payables, notes payables, accrued expenses and any current and future obligations. The sale was approved by the trustees of the Trust and by shareholders of the Trust holding more than 75% of the outstanding shares of the Trust, in accordance with its Declaration of Trust, as currently amended and restated (the “Restated Declaration”). As provided in the Restated Declaration, 3% of the gross Purchase Price was distributed to Conquest Holdings. This distribution was in lieu of the 3% liquidation fee that had been payable to the Managing Trustee under the previous Declaration of Trust. Pursuant to the Restated Declaration, the remaining sales proceeds, net of the repayment of notes payable, were distributed on the following basis: (1) the first 10% was distributed to Conquest Holdings; and (ii) the remaining 90% was distributed to all shareholders, including Conquest Holdings, the Managing Trustee, and all other shareholders, on a pro rata per share basis. The following is a summary of sales proceeds, Purchase Price adjustments, payments of notes payable obligations and distributions to shareholders:

September 30,
Gross sales price	$85,000,000
One-time 3% distribution to Conquest Holdings	(2,550,000)
Sales proceeds held in escrow	(4,000,000)
Purchase price adjustments and other equipment disposals	387,935
Repayment of notes payable	(6,959,916)

Net proceeds	71,878,019
10% distribution to Conquest Holdings	(7,187,802)

Remaining proceeds distributed pro rata to shareholders	$64,690,217

The Trust recognized a gain in the amount of $65,672,000 from the sale of the assets and operations of the Trust representing proceeds from the sale, excluding the proceeds held in escrow, in excess of the cost basis of the assets that were sold less a reserve for costs incurred or expected to be incurred in the shutdown and liquidation of the Trust. At December 31, 2011, the Trust has accrued $61,000 of costs it expects to incur related to the shutdown of the Trust which is included in accrued and other liabilities in the accompanying consolidated balance sheet.

The Purchase Agreement contains representations and warranties by the Trust to the Purchaser regarding aspects of its business, operations and financial condition and results, as well as other facts pertinent to the sale, including, but not limited to, certain environmental matters and compliance with environmental laws. These representations and warranties are subject to limitations in terms of time of survival and amount of indemnification. Due to the uncertain nature of environmental matters and representations and warranties in general, and because any such indemnification claims are outside of the control of the Trust, the Trust has deferred that portion of the gain associated with the $4.0 million held in escrow which will be recognized only if the contingencies associated with the indemnification obligations provided by the Trust to the Purchaser have been eliminated after the one-year escrow period expires. Any indemnification required to be paid out of the $4.0 million escrow will reduce the amount that is ultimately distributable to shareholders of the Trust.

3.	WELL DEVELOPMENT COSTS

During each of the three years in the period ended December 31, 2011, the Trust incurred acquisition, construction and development costs for the expansion of its water disposal facilities (the “Well Development Activities”). In each case, the Well Development Activities were financed principally through term loans with Bank of Choice, as described further in Note 4.

Also, during 2011 and 2010, the Trust developed and commenced operating a system to recycle limited volumes of water from its customers that would otherwise be injected into the ground. The recycled water was then sold to natural gas producers to be reused in the process to extract natural gas from new wells and to maintain production from existing oil and natural gas wells.

4.	NOTES PAYABLE

During 2010, in order to finance certain 2010 and 2011 Well Development Activities and to finance the facility to house the water recycling system described in Note 3, the Trust entered into a term loan agreement (the “2010 Loan”) with Bank of Choice, that allowed the Trust to draw (on an as-needed basis) up to an aggregate principal amount of $3,549,000, which was evidenced by a note payable to the lender (the “2010 Note”). The 2010 Note was subsequently amended in March 2011 to increase the aggregate principal amount to $4,549,000 and to reduce the fixed annual interest rate from 6.39% at December 31, 2010 to 6.15%. At May 31, 2011, the balance outstanding on the 2010 Note was $4,551,000, all of which was repaid in June 2011 from proceeds received from the sale of the Trust assets and operations (See Note 2). The balance outstanding on the 2010 Note at December 31, 2010 was $2,600,000. The 2010 Note was secured by a first priority interest in all of the assets of the Trust including accounts receivable, inventory and equipment, the assets of the 2010 and 2011 Well Development Activities and the assets and facility housing the water recycling system.

In December 2008, in order to finance certain 2009 Well Development Activities and to refinance the remaining principal and extend the maturity date on an existing loan, the Trust entered into a term loan agreement (the “2008 Loan”) with Bank of Choice in the aggregate principal amount of $4,300,000, which was evidenced by a promissory note payable to the lender (the “2008 Note”). At May 31, 2011, the balance outstanding on the 2008 Note was $2,408,000, all of which was repaid in June 2011 from proceeds received from the sale of the Trust assets and operations (See Note 2). The balance outstanding on the 2008 Loan at December 31, 2010 was $2,750,000. Interest accrued on the unpaid balance of the 2008 Note at a fixed annual rate of 6.59% and was secured by a first priority interest in all assets of the Trust including accounts receivable, inventory and equipment and the assets of the 2009 Well Development Activities.

5.	COMMITMENTS AND CONTINGENCIES

Prior to the sale of its assets and operations, the Trust was subject to regulations and reporting requirements covering water quality, land use, the storage of oil and water, and the disposal of water. Compliance was continually assessed by Trust management through regular groundwater testing at each of the Trust’s facilities and other methods. In two separate instances in 2002 and 2005, the Trust discovered certain contamination of the soils under two of its facilities. In both instances, the Trust engaged an environmental engineering firm to evaluate the extent of the contamination and to develop remediation plans to eliminate the contamination. In both instances, Trust management believes that the contamination has been, or will be, successfully remediated assuming remediation efforts are continued by the Purchaser.

Additionally, from time to time, in the normal course of operations, oil or water spills or other releases of contaminants into the environment have occurred. The Trust has paid all or a portion of the cost to remediate sites where such environmental contamination has occurred as a result of activities of the Trust. To date, the Trust is not aware of any such environmental contamination caused by the activities of the Trust that have had a material adverse effect on the financial position or results of operations of the Trust. However, the nature of environmental contamination matters is inherently uncertain, and Trust management cannot provide any guarantee or assurance that all environmental contamination has been identified, or that the current or future remediation efforts will be successful. Additional contamination, either currently undetected or undetectable, or arising in the future, could later be discovered.

Under the Purchase Agreement (see Note 2), the Trust agreed to indemnify, defend and hold harmless the Purchaser from and against any losses, liabilities, claims and other damages due to any breach of any representation, warranty, covenant or agreement of the Trust in the Purchase Agreement and the retained obligations and retained environmental claims of the Trust. These indemnification obligations of the Trust shall survive until June 2012. Any indemnity obligations will be met out of the $4.0 million of the sales price that is held in escrow and are subject to the following conditions: (i) the maximum indemnity is the $4.0 million in escrow; (ii) the Trust has no liability for consequential, punitive or other special damages unless arising out of a third party claim; (iii) the losses will be reduced by the amount of any insurance proceeds received by the indemnified party; and (iv) the indemnified party is required to take commercially reasonable actions to mitigate damages from an indemnified claim. Any indemnification required to be paid out of the $4.0 million escrow will reduce the amount that is ultimately distributable to shareholders of the Trust.

6.	TRUST GENERAL AND ADMINISTRATIVE COSTS

Pursuant to the Restated Declaration, the Trust incurred $101,000, $221,000 and $221,000 of Active Trustee and Trust Officer consulting and retainer fees and expense reimbursements paid to WaterSecure, Conquest and their affiliates during the years ended December 31, 2011, 2010 and 2009, respectively.

7.	CASH DISTRIBUTIONS AND PROFIT ALLOCATIONS

Cash distributions and profit and loss allocations are determined by terms set forth in the Restated Declaration. The Trust distributes all cash provided by operating activities less amounts paid for acquisitions and capital expenditures, and debt service requirements. All profits and cash distributions from operating activities are allocated to shareholders in amounts equal to their percentage ownership of the shares of the Trust. Cash distributions from proceeds of the sale of the Trust were made as described in Note 2. Profits from the sale of the Trust are allocated to shareholders in amounts equal to their percentage ownership of the shares of the Trust, except that any shareholder with a deficit account balance due to disproportionate distributions of sales proceeds shall be allocated items of Trust income and gain for such year in an amount sufficient to eliminate such account deficit.

8.	OTHER RELATED PARTY TRANSACTIONS

Pursuant to the Restated Declaration, WaterSecure, as managing trustee, was entitled to compensation for services rendered to the Trust prior to its sale in June 2011 (see Note 2). The compensation included an annual Trust administration fee equal to 1% of the total initial capital subscriptions of the shareholders and an annual Trust management fee of 5% of Trust revenues, paid quarterly in arrears.

Conquest, as operator, was reimbursed for direct operating expenses incurred during the years ended December 31, 2011, 2010 and 2009 in the amount of $1,147,000, $1,911,000 and $1,684,000, respectively, which costs are included in cost of operations in the accompanying consolidated statements of income, and was paid an annual operator fee in the amount of $25,000 per injection well, adjusted upward or downward annually based on changes in the consumer price index. In December 1999, Conquest and WaterSecure agreed to share equally all future management fees, administrative fees and operator fees received from the Trust. Accounts payable at December 31, 2010 includes a liability in the amount of $108,000 payable to Conquest for unreimbursed direct operating expenses.

In order to facilitate the 2010 Loan, the principals of the Operator each provided the lender with a limited personal guaranty of the obligations of the Trust under the 2010 Note in the event the Trust did not perform its obligations under the terms of the 2010 Note. Neither the individuals nor the Operator received any compensation from the Trust for providing their limited guaranty of the obligations of the Trust.

In September 2003, the Trust entered into a License Agreement (the “License Agreement”) with an entity wholly owned by the principals of Conquest, the Operator. The License Agreement, which was terminated in 2009, provided the Trust with an alternative facility, owned by the Conquest principals, to dispose of water for certain customers of the Trust. Under the now terminated agreement, the Trust was obligated to pay a monthly fee to the Conquest principals of $5,000 for rights under the License Agreement and the Trust earned revenues from disposal fees for water disposed at that facility for the Trust’s customers. During the year ended December 31, 2009, the Trust paid a net $9,000 under the License Agreement, which amount is included in interest and other revenues in the Trust’s consolidated statements of income.

* * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

By:	/s/ SIDNEY HINTON
Sidney Hinton
President and Chief Executive Officer

Date: March 8, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SIDNEY HINTON	President, Chief Executive Officer and Director	March 8, 2012
Sidney Hinton	(Principal Executive Officer)

/s/ CHRISTOPHER T. HUTTER	Executive Vice President, Chief Financial Officer,	March 8, 2012
Christopher T. Hutter	Treasurer and Assistant Secretary
(Principal Financial Officer)

/s/ GARY J. ZUIDERVEEN	Vice President of Financial Reporting,	March 8, 2012
Gary J. Zuiderveen	Controller, Principal Accounting Officer,
Assistant Treasurer and Secretary
(Principal Accounting Officer)

/s/ ANTHONY D. PELL	Director	March 8, 2012
Anthony D. Pell

/s/ KEVIN P. COLLINS	Director	March 8, 2012
Kevin P. Collins

/s/ JOHN A. (ANDY) MILLER	Director	March 8, 2012
John A. (Andy) Miller

/s/ THOMAS J. MADDEN III	Director	March 8, 2012
Thomas J. Madden III

S-1

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Year Ended December 31, 2011

EXHIBIT INDEX

Number	Description

(2.1)	Purchase and Sale Agreement, dated as of December 30, 2010, among Registrant, Southern Flow Companies, Inc., Zedi USA Inc. and Zedi Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed January 18, 2011)

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change the Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed August 22, 2007.)

(3.3)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(10.1)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)*

(10.2)	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.3)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.4)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.5)	Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-151540.)

(10.6)	Form of Restricted Stock Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)

(10.7)	Form of Incentive Stock Option Agreement for Employees under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)

(10.8)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)

Number	Description

(10.9)	Form of Non-Qualified Stock Option Agreement for Directors (Net Exercise Model) under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)

(10.10)	Form of Non-Qualified Stock Option Agreement for Employees (Net Exercise Model) under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)

(10.11)	Form of Indemnification Agreement between Registrant and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(10.12)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)*

(10.13)	Restricted Stock Agreement, dated as of August 15, 2007, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)*

(10.14)

Amendment No. 1 to Restricted Stock Agreement, dated as of December 31, 2007,

by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 7, 2008.)*

(10.15)	Amendment No. 2 to Restricted Stock Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)*

(10.16)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 7, 2009.)*

(10.17)	Restricted Stock Agreement, dated as of December 10, 2007, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed December 12, 2007.)*

(10.18)	Amendment No. 1 to Restricted Stock Agreement, dated as of December 17, 2009, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)*

(10.19)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 7, 2009.)*

(10.20)	Restricted Stock Agreement, dated as of December 10, 2007, to Employment and Non-Competition Agreement by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 12, 2007.)*

(10.21)	Amendment No. 1 to Restricted Stock Agreement, dated as of December 17, 2009, by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)*

Number	Description

(10.22)	PowerSecure International, Inc. 2010 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2010.)*

(10.23)	Summary Sheet of Compensation of Non-Employee Directors, as of January 1, 2012. (Filed herewith.)*

(10.24)	Amended and Restated Credit Agreement, dated as of December 21, 2011, among Registrant, as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 28, 2012.)

(10.25)	Confirmation Agreement, dated as of December 21, 2011, among Registrant and its active subsidiaries and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 28, 2012.)

(10.26)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.27)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.28)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.29)	Deed of Trust, dated as of January 17, 2008, by PowerSecure, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2008.)

(10.30)	First Amendment to Deed of Trust, dated as of December 21, 2011, between PowerSecure, Inc. and Citibank, N.A., as beneficiary for secured creditors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.31)	Form of Deed of Trust, dated as of February 7, 2012, by Reid’s Trailer, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.32)	Form of Equipment Lease Agreement, dated as of December 22, 2008, between SunTrust Equipment Finance & Leasing Corp., as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.33)	Form of Equipment Lease Guaranty, dated as of December 22, 2008, by Registrant in favor of SunTrust Equipment Finance & Leasing Corp. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.34)	Master Lease Agreement, dated as of November 25, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

Number	Description

(10.35)	Master Lease Guaranty, dated as of November 25, 2009, by Registrant in favor of BB&T Equipment Finance Corporation. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.36)	Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.37)	Rider No. 1 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.38)	Rider No. 2 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.39)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)*

(14.1)	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant’s Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant. (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm. (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document.**

(101.SCH)	XBRL Taxonomy Extension Schema Document.**

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.**

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.**

Number	Description

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.**

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Indicates management contract or compensation plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished herewith and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document, and otherwise is not subject to liability under these sections.