Form 10-Q
period 2012-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2012-05-03
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2012, 18,852,131 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$24,654	$24,606
Trade receivables, net of allowance for doubtful accounts of $118 and $174, respectively	41,840	46,163
Assets of discontinued operations held for sale	240	380
Inventories	20,790	20,290
Income taxes receivable	869	439
Current deferred income taxes	650	650
Prepaid expenses and other current assets	858	1,128

Total current assets	89,901	93,656

Property, plant and equipment:
Equipment	39,190	38,441
Furniture and fixtures	307	283
Land, building and improvements	5,899	5,885

Total property, plant and equipment, at cost	45,396	44,609
Less accumulated depreciation and amortization	9,108	8,281

Property, plant and equipment, net	36,288	36,328

Other assets:
Goodwill	7,970	7,970
Deferred income taxes, net of current portion	266	266
Restricted annuity contract	2,394	2,376
Intangible rights and capitalized software costs, net of accumulated amortization of $3,250 and $3,070, respectively	1,647	1,642
Investment in unconsolidated affiliate	6	6
Other assets	331	331

Total other assets	12,614	12,591

Total Assets	$138,803	$142,575

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31, 2012	December 31, 2011
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,438	$6,894
Accrued and other liabilities	12,712	16,129
Liabilities of discontinued operations held for sale	—	125
Current unrecognized tax benefit	287	287
Current portion of term loan	160	—
Current portion of capital lease obligations	851	840

Total current liabilities	19,448	24,275

Long-term liabilities:
Revolving line of credit	—	—
Term loan, net of current portion	2,200	—
Capital lease obligations, net of current portion	2,590	2,807
Unrecognized tax benefit	731	731
Other long-term liabilities	2,355	2,300

Total long-term liabilities	7,876	5,838

Commitments and contingencies (Notes 7 and 9)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 18,851,131 and 18,908,412 shares issued and outstanding, respectively	189	189
Additional paid-in-capital	116,711	116,803
Accumulated deficit	(6,042)	(5,439)

Total PowerSecure International, Inc. stockholders’ equity	110,858	111,553
Non-controlling interest	621	909

Total stockholders’ equity	111,479	112,462

Total Liabilities and Stockholders’ Equity	$138,803	$142,575

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$33,185	$23,655
Cost of sales	23,630	15,926

Gross profit	9,555	7,729

Operating expenses:
General and administrative	8,645	7,681
Selling, marketing and service	1,058	1,154
Depreciation and amortization	1,085	773

Total operating expenses	10,788	9,608

Operating loss	(1,233)	(1,879)
Other income and (expenses):
Equity income from unconsolidated affiliate	—	1,011
Management fees	—	168
Interest income and other income	22	20
Interest expense	(108)	(142)

Loss before income taxes	(1,319)	(822)
Income tax benefit (provision)	393	(47)

Loss from continuing operations	(926)	(869)

Discontinued operations (Note 4):
Income (loss) from operations, net of tax	35	(215)
Gain on disposal, net of tax	—	5,636

Income from discontinued operations, net of tax	35	5,421

Net income (loss)	(891)	4,552
Net loss attributable to non-controlling interest	288	184

Net income (loss) attributable to PowerSecure International, Inc.	$(603)	$4,736

Amounts attributable to PowerSecure International, Inc. common stockholders:
Loss from continuing operations, net of tax	$(638)	$(685)
Income from discontinued operations, net of tax	35	5,421

Net income (loss)	$(603)	$4,736

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Loss from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	—	0.29

Net income (loss) attributable to PowerSecure International, Inc. common stockholders	$(0.03)	$0.25

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Loss from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	—	0.29

Net income (loss) attributable to PowerSecure International, Inc. common stockholders	$(0.03)	$0.25

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months
	Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(891)	$4,552
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(35)	(5,421)
Depreciation and amortization	1,085	773
Stock compensation expense	295	480
Loss on disposal of miscellaneous assets	3	—
Equity in income of unconsolidated affiliate	—	(1,011)
Distributions from unconsolidated affiliate	—	607
Changes in operating assets and liabilities:
Trade receivables, net	4,323	(3,382)
Inventories	(500)	(4,852)
Other current assets and liabilities	(160)	(106)
Other noncurrent assets and liabilities	37	90
Accounts payable	(1,456)	954
Accrued and other liabilities	(3,417)	2,166

Net cash used in continuing operations	(716)	(5,150)
Net cash provided by (used in) discontinued operations	50	(182)

Net cash used in operating activities	(666)	(5,332)

Cash flows from investing activities:
Purchases of property, plant and equipment	(878)	(4,177)
Additions to intangible rights and software development	(185)	(192)
Proceeds from sale of property, plant and equipment	10	—
Proceeds from sale of discontinued operations	—	16,515
Discontinued operations investing activities	—	(3)

Net cash provided by (used in) investing activities	(1,053)	12,143

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Proceeds from term loan borrowings	2,400	—
Payments on term loan	(40)	—
Payments on capital lease obligations	(206)	(195)
Repurchases of common stock	(398)	(158)
Proceeds from stock option exercises	11	230

Net cash provided by (used in) financing activities	1,767	(123)

NET INCREASE IN CASH AND CASH EQUIVALENTS	48	6,688
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,606	8,202

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,654	$14,890

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011 and

For the Three Month Periods Ended March 31, 2012 and 2011

(all amounts in thousands unless otherwise designated, except per share data)

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

Until the divestitures of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure holds a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations in the accompanying consolidated financial statements. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011.

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

These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of March 31, 2012 and the consolidated results of our operations and cash flows for the three months ended March 31, 2012 and March 31, 2011.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in our unconsolidated affiliate.

Non-controlling Interest – On April 1, 2010, we acquired a 67% controlling ownership interest in IES, which is included in our consolidated financial statements. The non-controlling ownership interests in the income or losses of IES is included in our consolidated statements of operations as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Similarly, the non-controlling ownership interest in the undistributed equity of IES is shown as a separate component of stockholders’ equity in our consolidated balance sheets.

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Non-controlling Interest in IES:
Balance, beginning of period	$909	$1,755
Income (loss)	(288)	(184)
Distributions	—	—

Balance, end of period	$621	$1,571

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

Reclassifications – The assets, liabilities and operations of our discontinued PowerPackages business have been reclassified to discontinued operations for all periods presented in the accompanying consolidated financial statements. In addition, certain 2011 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2.     Summary of Significant Accounting Policies and Recent Accounting Standards

Revenue Recognition – For our distributed generation turn-key project-based sales and our utility infrastructure projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. Nearly all of our distributed generation and turn-key utility infrastructure projects are fixed-price contracts.

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

Additionally, our utility infrastructure business provides services to utilities involving construction, maintenance, and upgrades to their electrical transmission and distribution systems which is not fixed price turn-key project-based work. These services are delivered by us under contracts which are generally of two types. In the first type, we are paid a fixed fee based on the number of units of work we complete, an example of which could be the number of utility poles we replace. In the second type, we are paid for the time and materials utilized to complete the work, plus a profit margin. In both cases, we recognize revenue as these services are delivered.

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

Warranty Reserve –We provide a standard warranty for our distributed generation equipment, switchgear equipment, utility infrastructure equipment, and our LED products, which generally range between one and five years. In addition, we offer extended warranty terms on certain distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities at March 31, 2012 and December 31, 2011 was $1,210 thousand and $1,090 thousand, respectively.

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended March 31, 2012 and 2011 was $295 thousand and $480 thousand, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Recent Accounting Pronouncements

Fair Value Measurements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amended Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This amended guidance clarifies the concepts applicable for fair value measurement of non-financial assets and also expands the disclosures for fair value measurements that are estimated using significant unobservable inputs used in a fair value measurement. This amended guidance became effective for us on a prospective basis commencing January 1, 2012. The adoption of this standard had no effect on our financial position or results of operations.

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

3.     Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options in periods in which we reported a loss from continuing operations or in which the option exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 178 thousand and 369 thousand common shares issuable upon the exercise of in-the-money stock options were excluded from the diluted weighted average number of shares outstanding for the three months ended March 31, 2012 and 2011, respectively, because their effect was antidilutive to our loss from continuing operations for those periods.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended
	March 31,
	2012	2011
Income (loss) from continuing operations	$(638)	$(685)
Income from discontinued operations	35	5,421

Net income (loss)	$(603)	$4,736

Basic weighted-average common shares outstanding in period	18,902	18,719
Dilutive effect of stock options	—	—

Diluted weighted-average common shares outstanding in period	18,902	18,719

Basic earnings per common share:
Income (loss) from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	—	0.29

Basic earnings (loss) per common share	$(0.03)	$0.25

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	—	0.29

Diluted earnings (loss) per common share	$(0.03)	$0.25

4.     Discontinued Operations

In January 2011 we sold our Southern Flow business and operations, which was part of our Energy Services segment. In second half of 2011 we substantially completed the shutdown activities of our PowerPackages business which provided medium speed engine distributed generation products and services within our Utility and Energy Technologies segment. The sale of Southern Flow and the results of operations of PowerPackages are classified as discontinued operations in the accompanying consolidated financial statements.

The results of PowerPackages discontinued operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
PowerPackages Discontinued Operations:
Total revenues	$221	$58
Operating expenses	165	403

Income (loss) before income taxes	56	(345)
Income tax benefit (provision)	(21)	130

Income (loss) from operations	35	(215)
Gain on disposal	—	—
Income tax benefit on disposal	—	—

Income (loss) from discontinued operations	$35	$(215)

The following assets and liabilities of PowerPackages were segregated and included in Assets and Liabilities of discontinued operations held for sale, as appropriate, in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
PowerPackages Assets and Liabilities:
Inventories	$240	$380
Other assets	—	—

Assets of discontinued operations	$240	$380

Accrued and other liabilities	$—	$125
Other liabilities	—	—

Liabilities of discontinued operations	$—	$125

The results of Southern Flow discontinued operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
Southern Flow Discontinued Operations:
Total revenues	$—	$—
Operating expenses	—	—

Income (loss) before income taxes	—	—
Income tax benefit (provision)	—	—

Income (loss) from operations	—	—
Gain on disposal	—	5,538
Income tax benefit on disposal	—	98

Income (loss) from discontinued operations	$—	$5,636

There were no assets or liabilities of Southern Flow discontinued operations at either March 31, 2012 or December 31, 2011.

5.     Investment in Unconsolidated Affiliate

We own a significant non-controlling minority portion of the equity interests in MM 1995-2 through our wholly-owned WaterSecure subsidiary. We account for this investment using the equity method. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash and we recorded a pretax gain in the amount of $21.9 million from the sale in our financial statements during the year ended December 31, 2011. During the three months ended March 31, 2011, we recorded $1.0 million equity income for our share of the earnings of MM 1995-2. Also during the three months ended March 31, 2011, we recorded management fees in the amount of $0.2 million for management services we provided to MM 1995-2 as its managing trustee. There were no equity income or management fees earned during the three months ended March 31, 2012 due to the sale of MM 1995-2 in June 2011.

An amount equal to $4.0 million of the cash purchase price owed to MM 1995-2 is being held in escrow until June 2012, subject to extension for claims relating to various representations and warranties by MM 1995-2 to the purchaser. The $4.0 million escrow is subject to the purchaser’s rights to these funds for contingencies that are outside of our control. Any amounts remaining in the escrow account after the escrow period expires will be distributed by MM 1995-2 to its shareholders, including WaterSecure. Any escrow proceeds received by WaterSecure will be recorded as an additional gain if and when the proceeds are received.

6.     Debt

Line of Credit – We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At March 31, 2012 and December 31, 2011, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012.

We have used, and intend to continue to use, the proceeds available under the credit facility to finance PowerSecure’s recurring revenue projects as well as to finance capital expenditures, working capital, and for general corporate purposes. The credit facility, as a revolving credit facility, will mature and terminate on November 12, 2014. However, we have the option prior to that maturity date to convert a portion of outstanding principal balance thereunder, in an amount not to exceed the present value of estimated annual contract revenues receivable under recurring revenue distributed generation projects, into a non-revolving term loan for a two year period expiring November 12, 2016, making quarterly payments based upon a four year fully amortized basis.

Outstanding balances under the credit facility (including under the term loan described below) bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5.0 million, to our consolidated EBITDA, as defined in the credit agreement, for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants made by us. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of March 31, 2012, we were in compliance with these financial covenants.

Under the credit agreement, upon the sale of any of our assets or the assets of our subsidiaries other than in the ordinary course of business or the public or private sale or issuance of any of our equity or our debt or the issuance or any equity or debt of our subsidiaries other than equity issuances where the aggregate net equity proceeds do not exceed $15.0 million, we are required to use the net proceeds thereof to repay any indebtedness then outstanding under the credit facility.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the three months ended, March 31, 2012 or at December 31, 2011 or at May 3, 2012. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan – The credit agreement also provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments of $40 thousand, plus interest, on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016.

7.     Capital Lease Obligations

We have a capital lease with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust Bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $85 thousand over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for $1 dollar, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement.

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

The balance of our capital lease obligations shown in the consolidated balance sheet at March 31, 2012 and December 31, 2011 consist entirely of our obligations under the equipment lease described above.

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

In March 2008, our board of directors adopted the PowerSecure International, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders held on June 9, 2008. The 2008 Stock Plan authorizes our board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for up to an aggregate of 0.6 million shares of our common stock. Stock options granted under the 2008 Stock Plan must contain exercise prices not less than the fair market value of our common stock on the date of grant, and must contain a term not in excess of 10 years from the date of grant. In April 2012, the board of directors adopted, subject to stockholder approval at the Annual Meeting of Stockholders to be held on June 19, 2012, an amendment to the 2008 Stock Plan to increase the number of shares authorized thereunder by 1.4 million shares to a total of 2.0 million shares. The 2008 Stock Plan replaced our 1998 Stock Plan.

Stock Options – Net income for the three months ended March 31, 2012 and 2011 includes $36 thousand and $90 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of option activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	911	$6.98
Granted	10	6.88
Exercised	(3)	3.56
Expired	—	—
Forfeited	—	—

Balance, March 31, 2012	918	$6.99	4.81	$	n/m	(1)

Exercisable, March 31, 2012	748	$7.16	4.13	$	n/m	(1)

(1)	The aggregate exercise prices of the options exceed the aggregate fair value of the underlying shares of common stock based on the closing sale price of the common stock on the NASDAQ Global Select Market on March 31, 2012.

A summary of option activity for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2010	1,247	$5.98
Granted	10	6.21
Exercised	(135)	2.34
Expired	—	—
Forfeited	(13)	3.56

Balance, March 31, 2011	1,109	$6.45	5.03	$2.15

Exercisable, March 31, 2011	866	$6.31	4.14	$2.29

The weighted average grant date fair value of the options granted during the three months ended March 31, 2012 and 2011 was $2.43 and $2.91, respectively. The fair value of the stock options granted during the three months ended March 31, 2012 and 2011 was measured using the Black-Scholes valuation model with the following assumptions:

	March 31,
	2012	2011
Expected stock price volatility	39.0%	52.2%
Risk free interest rate	1.0%	2.0%
Annual dividends	$—	$—
Expected life (years)	5	5

The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of March 31, 2012 and December 31, 2011, there was $446 thousand and $423 thousand, respectively, of total unrecognized compensation costs related to stock options. These costs at March 31, 2012 are expected to be recognized over a weighted average period of approximately 1.5 years.

During the three months ended March 31, 2012 and 2011, the total intrinsic value of stock options exercised was $9 thousand and $779 thousand, respectively. Cash received from stock option exercises for the three months ended March 31, 2012 and 2011 was $11 thousand and $230 thousand, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2012 and 2011 was $5 thousand and $24 thousand, respectively.

Restricted Stock Awards – Net income for the three months ended March 31, 2012 and 2011 includes $259 thousand and $390 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three months ended March 31, 2012 and 2011 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of restricted stock award activity for the three months ended March 31, 2012 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	410	$11.47
Granted	—	—
Vested	(72)	7.85
Forfeited	—	—

Balance, March 31, 2012	338	$12.24

A summary of restricted stock award activity for the three months ended March 31, 2011 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	478	$11.00
Granted	—	—
Vested	(70)	8.09
Forfeited	—	—

Balance, March 31, 2011	408	$11.50

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. A total of 323 thousand unvested restricted shares issued to officers in 2007 cliff vest in the second half of 2012. All restricted and unvested shares will automatically vest upon a change in control.

The fair value of employee and director restricted shares along with the cliff vesting restricted shares granted to officers are being amortized on a straight-line basis over the vesting period. At March 31, 2012, the balance of unrecognized compensation cost related to unvested restricted shares was $379 thousand, of which we expect $361 thousand will be recognized during the remainder of 2012 and the remaining balance will be recognized in 2013.

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

From time to time, in the ordinary course of business we encounter performance issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists and that exposes us to performance risks which may not be covered by warranties. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where track record of performance does not exist, or is difficult to ascertain. Although we believe our suppliers’ warranties cover many of these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. Moreover, from time to time performance issues are not covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

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

We have experienced performance issues with two types of component parts, in particular, which we are in the process of resolving: 1) a supplier of a substantial distributed generation system component indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, and this configuration has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s positive operating performance. In both of these matters, we have been actively working to correct and resolve the performance issues and have made progress, although we have not eliminated the risk related to these issues. Given that we are in the process of addressing these performance issues, and the inherent uncertainty in assessing and quantifying the costs and nature of the resolution of these types of technical issues, at present we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, at this time we have not recorded any adjustment to our warranty reserve for these particular performance issues, other than an immaterial amount for certain minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.

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

10.     Income Taxes

The income tax benefit recorded at March 31, 2012 is our best estimate of our expected tax benefit taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

11.     Capital Stock

Stock Repurchases – On November 1, 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock, par value $0.01 per share. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2012, a total of 40 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $275 thousand. The stock repurchase program may continue for a period of up to 24 months, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our board of directors. As of March 31, 2012, a total of approximately $4.45 million in shares of common stock could still be purchased under the stock repurchase program.

In addition, from time to time we receive shares of our common stock from employees who tender their existing shares to pay all or part of the exercise price of stock options or we withhold shares of our common stock from employees to satisfy tax withholdings on the vesting of restricted shares. We received 20 thousand shares from employees who tendered shares at a gross purchase price of $123 thousand during the three months ended March 31, 2012. We received 19 thousand shares from employees who tendered shares at a gross purchase price of $158 thousand during the three months ended March 31, 2011. In each case, the price paid per share with respect to the shares tendered was based on the closing sales price of our common stock on the vesting date as reported on The NASDAQ Global Select Market.

12.     Segment Information

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

Energy Services – Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure holds a significant non-controlling minority portion of the equity interests in MM 1995-2. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. The gain on the sale of Southern Flow is reflected in discontinued operations and its activities are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

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

	Three Months Ended March 31, 2012
	Utility and Energy Technologies	Energy Services	Unallocated Corporate Costs	Total
Revenues	$33,185	$—	$—	$33,185
Cost of Sales	23,630	—	—	23,630

Gross Profit	9,555	—	—	9,555

Operating expenses:
General and administrative	7,450	—	1,195	8,645
Selling, marketing and service	1,058	—	—	1,058
Depreciation and amortization	1,085	—	—	1,085

Total operating expenses	9,593	—	1,195	10,788

Operating Income (loss)	(38)	—	(1,195)	(1,233)
Other income and expenses):
Equity income	—	—	—	—
Management fees	—	—	—	—
Interest income and other income	—	—	22	22
Interest expense	(62)	—	(46)	(108)

Income (loss) before income taxes	$(100)	$—	$(1,219)	$(1,319)

Total capital expenditures	$1,063	$—	$—	$1,063

Total investment in unconsolidated affiliate	$—	$6	$—	$6

Total goodwill	$7,970	$—	$—	$7,970

Total assets	$113,081	$6	$25,716	$138,803

	Three Months Ended March 31, 2011
	Utility and Energy Technologies	Energy Services	Unallocated Corporate Costs	Total
Revenues	$23,655	$—	$—	$23,655
Cost of Sales	15,926	—	—	15,926

Gross Profit	7,729	—	—	7,729

Operating expenses:
General and administrative	6,484	—	1,197	7,681
Selling, marketing and service	1,154	—	—	1,154
Depreciation and amortization	754	18	1	773

Total operating expenses	8,392	18	1,198	9,608

Operating Income (loss)	(663)	(18)	(1,198)	(1,879)
Other income and expenses):
Equity income	—	1,011	—	1,011
Management fees	—	168	—	168
Interest income and other income	—	—	20	20
Interest expense	(90)	—	(52)	(142)

Income (loss) before income taxes	$(753)	$1,161	$(1,230)	$(822)

Total capital expenditures	$4,369	$—	$—	$4,369

Total investment in unconsolidated affiliate	$—	$4,732	$—	$4,732

Total goodwill	$7,970	$—	$—	$7,970

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three month period ended March 31, 2012, which we refer to as the first quarter 2012, and the three month period ended March 31, 2011, which we refer to as the first quarter 2011, and of our consolidated financial condition as of March 31, 2012 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Our Utility and Energy Technologies segment, which was formerly called the Energy and Smart Grid Solutions segment, includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contained our non-core business operations. We opportunistically divested the operations of our Energy Services segment over time, with the final divestitures competed in 2011.

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

Until the divestitures of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”.

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

During the first quarter 2012, 75.1% of our distributed generation revenues consisted of customer-owned sales, and 24.9% of our distributed generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model also requires us to invest our own capital in the project without any return on capital until after the project is completed, installed and successfully operating.

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

Energy Services Business

We completed the sales of our two Energy Services businesses in 2011, ceasing our operations in this business segment. We previously conducted our Energy Services operations through our WaterSecure and Southern Flow businesses.

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

Southern Flow, which we sold effective January 1, 2011, provides a variety of oil and natural gas measurement services principally to customers involved in the business of oil and natural gas production, gathering, transportation and processing, with a focus on the natural gas market. As a result of the sale of Southern Flow, its results of operations are now reflected as discontinued operations in our consolidated statements of operations for all periods presented in this report.

The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies segment. As a result of these sales, our Energy Services segment ceased business activities in 2011.

Recent Developments

On April 24, 2012, we announced that our PowerSecure subsidiary had received $10 million of new awards for its Interactive Distributed Generation® (IDG®) smart grid power systems, LED Area Lights, and utility infrastructure projects. The new IDG System awards total $4.5 million, including installations for industrial, retail, municipal, and military facilities. The new LED Area Light awards total $0.4 million, including orders from seven utilities, and several repeat orders. And the utility infrastructure awards total $5.1 million, including transmission, distribution, and substation upgrade projects for utilities and their large industrial customers. All of these awards are for turnkey sales of products and services.

During the first quarter of 2012, we initiated a cost productivity initiative across business lines to identify opportunities to rationalize general and administrative expenses. This initiative will be executed over the coming months with a goal of reducing our cost structure over the course of 2012.

Financial Results Highlights

Our consolidated revenues during the first quarter 2012 increased by $9.5 million, or 40.3%, compared to our consolidated revenues during the first quarter 2011. The drivers of this revenue increase were the across the board increases in revenues in each of our product and service areas, including a 73.2% increase in revenues from Utility Infrastructure products and services, a 53.1% increase in revenues from Energy Efficiency products, and a 12.2% increase in revenues from Interactive Distributed Generation products and services.

Our first quarter 2012 gross margin as a percentage of revenue was 28.8% compared to 32.7% in the first quarter of 2011. On a year-over-year basis, gross margins were negatively impacted by the mild winter weather in the first quarter of 2012, which caused workloads to be reduced at certain utilities and the redeployment of those crews to other utilities and projects. Therefore, although Utility Infrastructure revenues were quite high, inefficiencies in cost of sales related to the demobilization and redeployment of crews negatively impacted first quarter 2012 gross margin results. The lower year-over-year gross margins were also due to the overall growth of Utility Infrastructure revenue in 2012, which is generally our lowest gross margin product and service category. As is always the case, variability in our quarterly gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter.

Operating expenses for the first quarter of 2012 were $10.8 million compared to $9.6 million in the first quarter of 2011. The year-over-year increase in operating expenses is due to incremental expenses we have invested in to expand and grow each of its Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These expenses support new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities, and also include increases in depreciation from capital expenditures for our Company-owned distributed generation systems. In addition, during the first quarter of 2012, we initiated a cost productivity initiative across business lines to identify opportunities to rationalize general and administrative expenses. This initiative will be executed over the coming months with a goal of reducing our cost structure over the course of 2012.

Income from our Energy Services segment, which consists of our management fees and equity income from our WaterSecure operations, decreased $1.2 million during the first quarter 2012 compared to the first quarter 2011, because these income sources ended in 2011 due to the sale of our WaterSecure operations in June 2011.

Our loss from continuing operations attributable to PowerSecure International, Inc. shareholders for the first quarter 2012 was ($0.6) million, or ($0.03) per diluted share, compared to a loss from continuing operations attributable to PowerSecure International, Inc. shareholders of ($0.7) million, or ($0.04) per diluted share, for the first quarter 2011.

Our income from discontinued operations for the first quarter 2012, consisting of the operating results of PowerPackages during the first quarter 2012, was negligible. Income from discontinued operations for the first quarter 2011 was $5.4 million, or $0.29 per diluted share, which consisted of the gain we recorded on the sale of Southern Flow, partially offset by a loss from discontinued operations of our PowerPackages business.

In total, our consolidated net loss attributable to PowerSecure International, Inc. common stockholders for the first quarter 2012 was ($0.6) million, or ($0.03) per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $4.7 million, or $0.25 per diluted share, for the first quarter 2011, which included the income from the gain on the sale of Southern Flow.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2011 or our quarter ended March 31, 2012, will be indicative of our future results, especially in light of the current significant downturn in the economy and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after March 31, 2012 is $151 million. This includes revenue related to the new business awards described above under “—Recent Developments” as well as new orders received in late-April and early-May and compares to the revenue backlog of $158 million we reported in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 8, 2012 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog to be recognized after March 31, 2012

Description	Anticipated Revenue	Estimated Primary Recognition Period
Project-based Revenue — Near term	$63 Million	2Q12 through 4Q12
Project-based Revenue — Long term	$18 Million	1Q13 through 2014
Recurring Revenue	$70 Million	2Q12 through 2020

Revenue Backlog to be recognized after March 31, 2012	$151 Million

Note: Anticipated revenue and estimated primary recognition periods are subject to risks and uncertainties as indicated in “Cautionary Note Regarding Forward-Looking Statements” above. Consistent with past practice, these amounts are not intended to constitute our total revenue over the indicated time periods, as we have additional, regular on-going revenues. Examples of additional, regular recurring revenues include revenues from engineering fees, and service revenue, among others. Numbers may not add due to rounding.

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

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the first quarter 2012 compared to the first quarter 2011 excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, and of our Southern Flow subsidiary, which we sold in January 2011, the financial results of both of which are classified as discontinued operations in our financial statements.

First Quarter 2012 Compared to First Quarter 2011

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

	Quarter Ended March 31,		Period-over-Period Difference
	2012	2011	$	%
Utility and Energy Technologies:
Interactive Distributed Generation	$12,505	$11,144	$1,361	12.2%
Utility Infrastructure	13,128	7,578	5,550	73.2%
Energy Efficiency	7,552	4,933	2,619	53.1%

Total	$33,185	$23,655	$9,530	40.3%

Our consolidated revenues for the first quarter 2012 increased $9.5 million, or 40.3%, compared to the first quarter 2011 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are very heavily affected by the number, size and timing of our Interactive Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the first quarter 2012 over the first quarter 2011 consisted of a $5.6 million, or 73.2%, increase in revenues from Utility Infrastructure products and services, a $2.6 million, or 53.1%, increase in revenues from Energy Efficiency products, and a $1.4 million, or 12.2%, increase in revenues from Interactive Distributed Generation products and services. The increase in our Interactive Distributed Generation product sales and services reflects an increase in both our PowerSecure-owned recurring revenue systems and customer-owned project sales. During the first quarter 2012, 24.9% of our distributed generation revenues were derived from recurring revenue sales, a substantial increase over the first quarter 2011 when 16.7% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction. The increase in our Energy Efficiency sales and services in the first quarter 2012 compared to the first quarter 2011 reflects an increase in revenues from our portfolio of LED lighting products including existing and new products that were introduced in 2010 and 2011.

The future level of our revenues will depend on the timing and degree of the recovery of the domestic economy, the health of the credit markets and the return to pre-recession levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders. The level and timing of our future revenues will also be affected by the amount and proportion of revenues coming from recurring revenue projects in the future, which results in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions due to the fact that our product offerings are largely discretionary investment items for our customers, and this can therefore subject them to delay or deferment especially when economic conditions are not positive.

Gross Profit and Gross Profit Margin

Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2012	2011	$	%
Utility and Energy Technologies:
Cost of Sales	$23,630	$15,926	$7,704	48.4%
Gross Profit	$9,555	$7,729	$1,826	23.6%
Gross Profit Margin	28.8%	32.7%

Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 48.4% increase in our consolidated cost of sales and services for the first quarter 2012 compared to the first quarter 2011, was driven by the increase in costs associated with the 40.3% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.

Our Utility and Energy Technologies segment gross profit increased $7.7 million, or 48.4%, in the first quarter 2012 compared to the first quarter 2011. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the first quarter 2012 was 28.8%, a decrease of 3.9 percentage points compared to the first quarter 2011. An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 20-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added product and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. Our lower gross profit margins in the first quarter 2012 compared to the first quarter 2011 were due to an increase in the growth and amount of Utility Infrastructure revenue in the first quarter 2012, which is generally our lowest gross margin product and service category. In addition, gross margins were negatively impacted by the mild winter weather in the first quarter of 2012, which caused workloads to be reduced at certain utilities and the redeployment of those crews to other utilities and projects. Therefore, although Utility Infrastructure revenues were quite high, inefficiencies in cost of sales related to the demobilization and redeployment of crews negatively impacted first quarter 2012 gross margin results. As is always the case, variability in our quarterly gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2012	2011	$	%
Consolidated Operating Expenses:
General and administrative	$8,645	$7,681	$964	12.6%
Selling, marketing and service	1,058	1,154	(96)	(8.3	) %
Depreciation and amortization	1,085	773	312	40.4%

Total	$10,788	$9,608	$1,180	12.3%

Costs related to personnel, including wages, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the first quarter 2012, the year-over-year increase in operating expenses is due to incremental expenses we have invested in to expand and grow each of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These expenses support new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities, and also include increases in depreciation from capital expenditures for our Company-owned distributed generation systems. In the near term, we expect our operating costs, particularly our general and administrative expenses, to stabilize and decrease as we implement cost reduction efforts to support our expected growth in more cost effective ways. In the longer term future, we expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues over time, and that growth will be dependent in large part upon future economic and market conditions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future improvements in economic and business conditions and the effects of such economic recovery on our revenues. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred in our Utility and Energy Technologies segment. The 12.6% increase in our consolidated general and administrative expenses in the first quarter 2012, as compared to the first quarter 2011, was due to investments in personnel and other administrative expenses we made later in 2011 to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2012	2011	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$4,811	$4,329	$482	11.1%
Vehicle lease and rental	668	503	165	32.8%
Insurance	297	148	149	100.7%
Rent-office and equipment	243	209	34	16.3%
Professional fees and consulting	182	216	(34)	(15.7	) %
Travel	308	272	36	13.2%
Development costs	133	161	(28)	(17.4	) %
Other	808	646	162	25.1%
Energy Services	—	—	—	n/m
Unallocated Corporate Costs	1,195	1,197	(2)	(0.2	) %

Total	$8,645	$7,681	$964	12.6%

The increase in our personnel costs, vehicle lease and rental, insurance, travel and rental costs during the first quarter 2012 compared to the first quarter 2011 was due to staffing increases to support our recent and expected growth and investments in new and expanded business opportunities across each of our product and service areas of Distributed Generation, Energy Efficiency, and Utility Infrastructure. Other general and administrative expenses including professional and consulting fees and development costs decreased as a result of cost control efforts undertaken earlier in the first quarter 2012. In the near-term, we expect our general and administrative expenses levels to decrease compared to our general and administrative expenses in the first quarter 2012 as we implement cost reduction measures. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we continue to invest in and support long-term growth.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. These costs were essentially the same year-over-year, and we expect our unallocated corporate costs for the remainder of 2012 to remain at approximately the same levels as we incurred during the first quarter 2012.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Utility and Energy Technologies segment. The 8.3% decrease in selling, marketing and service expenses in the first quarter 2012, as compared to the first quarter 2011, was due to decreases in commission costs and bad debt expense. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2012	2011	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$660	$658	$2	0.3%
Commission	94	231	(137)	(59.3	) %
Travel	191	171	20	11.7%
Advertising and promotion	147	98	49	50.0%
Bad debt expense (recovery)	(34)	(4)	(30)	750.0%
Energy Services	—	—	—	n/m

Total	$1,058	$1,154	$(96)	(8.3	) %

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 40.4% increase in depreciation and amortization expenses in the first quarter 2012, as compared to the first quarter 2011, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment during 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Other Income and Expenses

Our other income and expenses include management fees and equity income earned by our Energy Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	March 31,		Difference
	2012	2011	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(62)	(90)	28	(31.1	) %

Segment total	(62)	(90)	28

Energy Services:
Equity income	—	1,011	(1,011)	(100.0	) %
Management fees	—	168	(168)	(100.0	) %

Segment total	—	1,179	(1,179)

Unallocated Corporate:
Interest income and other income	22	20	2	10.0%
Interest expense	(46)	(52)	6	(11.5	) %
Income tax benefit (provision)	393	(47)	440	(936.2	) %

Segment total	369	(79)	448

Total	$307	$1,010	$(703)

Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. We recorded no equity income during the first quarter 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we do not expect to record any equity income in the future.

Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. We recorded no management fees during the first quarter 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we do not expect to record any management fees in the future.

Interest Income and Other Income. Interest income and other income for each segments consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income increased slightly during the first quarter 2012, as compared to the first quarter 2011. This slight increase was attributable to an increase in interest-bearing cash and cash equivalent balances in the first quarter 2012 compared to the first quarter 2011. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities, term loan and capital leases. In total, interest expense decreased slightly during the first quarter 2012, as compared to the first quarter 2011. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year together with a reduction in interest associated with decreased borrowings under the revolving portion of our credit facility during the first quarter 2012, partially offset by the interest associated with our term loan we completed on February 7, 2012. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Utility and Energy Technologies segment.

Income Taxes. The income tax provision or benefit we record is the result of applying our annual effective tax rate by our net income or loss. Our effective tax rate and our income tax provision or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate in the first quarter 2012 increased, as compared to the first quarter 2011, as we expect our effective tax rate in 2012 will approximate statutory rates and we expect to recover the tax benefit associated with current period loss against taxable income in the foreseeable future.

Non-controlling Interest. Our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES on April 1, 2010. We record the full amount of income or loss from IES in our consolidated statements of operations. The non-controlling ownership interests in the income or loss of IES is reflected as a reduction or addition to net income or losses to derive income attributable to PowerSecure International stockholders. The increase in the addition for the non-controlling interest in the loss of IES in the first quarter 2012, as compared to the first quarter 2011, is a result of increased development activities to bring a broader complement of new lighting products to market.

Fluctuations

Our revenues, expenses, margins, net income, cash flow, cash, working capital, debt balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

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

Due to all of these factors and the other risks, uncertainties and other factors discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

Working Capital

At March 31, 2012, we had working capital of $70.5 million, including $24.7 million in cash and cash equivalents, compared to working capital of $69.4 million, including $24.6 million in cash and cash equivalents at December 31, 2011. Changes in the components of our working capital from December 31, 2011 to March 31, 2012 and from December 31, 2010 to March 31, 2011 are explained in greater detail below. At both March 31, 2012 and December 31, 2011, we had $20.0 million of available and unused borrowing capacity from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash flows used in operating activities	$(666)	$(5,332)
Net cash flows provided by (used in) investing activities	(1,053)	12,143
Net cash provided by (used in) financing activities	1,767	(123)

Net increase in cash and cash equivalents	$48	$6,688

Cash Used in Operating Activities

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses and equity income. Cash used in operating activities also include operating cash distributions from our unconsolidated affiliate, the effect of changes in working capital and other activities, and cash provided by or used by our discontinued operations.

Cash used in operating activities of $0.7 million for the first quarter 2012 included the effects of the following:

•	our loss from continuing operations of $0.9 million;

•	non-cash charges of $1.1 million in depreciation and amortization;

•	stock-based compensation expense of $0.3 million;

•	a decrease of $4.3 million in accounts receivable;

•	an increase of $0.5 million in inventories;

•	an increase of $0.1 million in other assets and liabilities

•	a decrease of $1.5 million of accounts payable; and

•	a decrease of $3.4 million of accrued expenses.

Cash used in operating activities of $5.3 million for the first quarter 2011 included the effects of the following:

•	our loss from continuing operations of $0.9 million;

•	non-cash charges of $0.8 million in depreciation and amortization;

•	stock-based compensation expense of $0.5 million;

•	non-cash equity income from our WaterSecure operations of $1.0 million partially offset by cash distributions from those operations of $0.6 million;

•	an increase of $3.4 million in accounts receivable;

•	an increase of $4.9 million in inventories;

•	an increase of $1.0 million of accounts payable;

•	an increase of $2.2 million of accrued expenses; and

•	cash used in discontinued operations of $0.2 million.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $1.1 million in the first quarter 2012 and cash provided by investing activities was $12.1 million in the first quarter 2011. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the first quarter 2012, we used $0.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $0.7 million principally to acquire operational assets. During the first quarter 2011, we received $16.5 million from the sale of our Southern Flow business, we used $3.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $1.0 million principally to acquire operational assets.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $1.8 million in the first quarter 2012 and cash used in financing activities was $0.1 million in the first quarter 2011. During the first quarter 2012, we received $2.4 million proceeds from a term loan, we used $0.4 million to repurchase shares of our common stock and we used $0.2 million to repay our capital lease and term loan obligations. During the first quarter 2011, we received $0.2 million from the exercise of stock options, we used $0.1 million to repurchase our common stock, and we used $0.2 million to repay our capital lease obligations.

Capital Spending

Our capital expenditures during the first quarter 2012 were approximately $1.1 million, of which we used $0.4 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $0.7 million to purchase equipment and other capital items. Our capital expenditures during the first quarter 2011 were approximately $4.4 million, of which we used $3.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $1.0 million to purchase equipment and other capital items.

We anticipate making capital expenditures of approximately $7-10 million in 2012, although customer demand for our Interactive Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support our growth.

Indebtedness

Line of Credit. We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At March 31, 2012 and December 31, 2011, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012.

We have used, and intend to continue to use, the proceeds available under the credit facility to finance PowerSecure’s recurring revenue projects as well as to finance capital expenditures, working capital, and for general corporate purposes. The credit facility, as a revolving credit facility, will mature and terminate on November 12, 2014. However, we have the option prior to that maturity date to convert a portion of outstanding principal balance thereunder, in an amount not to exceed the present value of estimated annual contract revenues receivable under recurring revenue distributed generation projects, into a non-revolving term loan for a two year period expiring November 12, 2016, making quarterly payments based upon a four year fully amortized basis.

Outstanding balances under the credit facility (including under the term loan described below) bear interest, at our discretion, at either the London Interbank Offered Rate (“LIBOR”) for the corresponding deposits of U. S. Dollars plus an applicable margin, which is on a sliding scale ranging from 2.00% to 3.25% based upon our leverage ratio, or at Citibank’s alternate base rate plus an applicable margin, on a sliding scale ranging from 0.25% to 1.50% based upon our leverage ratio. Our leverage ratio is the ratio of our funded indebtedness as of a given date, net of our cash on hand in excess of $5.0 million, to our consolidated EBITDA, as defined in the credit agreement, for the four consecutive fiscal quarters ending on such date. Citibank’s alternate base rate is equal to the higher of the Federal Funds Rate as published by the Federal Reserve of New York plus 0.50%, Citibank’s prime commercial lending rate and 30 day LIBOR plus 1.00%.

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants made by us. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease or rent expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease or rent expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of March 31, 2012, we were in compliance with these financial covenants.

Under the credit agreement, upon the sale of any of our assets or the assets of our subsidiaries other than in the ordinary course of business or the public or private sale or issuance of any of our equity or our debt or the issuance or any equity or debt of our subsidiaries other than equity issuances where the aggregate net equity proceeds do not exceed $15.0 million, we are required to use the net proceeds thereof to repay any indebtedness then outstanding under the credit facility.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the three months ended, March 31, 2012 or at December 31, 2011 or at May 3, 2012. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan. The credit agreement also provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments of $40 thousand, plus interest, on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016.

Capital Lease Obligations. We have a capital lease with SunTrust Equipment Finance and Leasing, an affiliate of SunTrust Bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $85 thousand over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for $1 dollar, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at March 31, 2012 and December 31, 2011 was $3.4 million and $3.6 million, respectively.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at March 31, 2012, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in February 2012, we completed a $2.4 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and we have a non-compete agreement providing for on-going payments. At March 31, 2012, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.0 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of March 31, 2012, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2012	1 - 3 Years	4 - 5 Years	More than 5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loan (2)	2,693	181	467	2,045	—
Capital lease obligations (2)	3,807	762	2,030	1,015	—
Operating leases	11,285	2,006	4,705	3,270	1,304
Deferred compensation (3)	2,661	—	—	2,661	—
Non-compete agreement	300	—	200	100	—
Series B preferred stock	104	104	—	—	—

Total	$20,850	$3,053	$7,402	$9,091	$1,304

(1)	Total repayments are based upon borrowings outstanding as of March 31, 2012, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loan at the interest rate in effect as of March 31, 2012 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Off-Balance Sheet Arrangements

During the first quarter 2012, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Liquidity

Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and Part II “Item 1A. Risk Factors.” Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the current economic and financial crisis, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—Fluctuations” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

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

We have identified the accounting principles which we believe are most critical to understanding our reported financial results by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventory valuation reserve;

•	warranty reserve;

•	impairment of goodwill and long-lived assets;

•	deferred tax valuation allowance;

•	uncertain tax positions;

•	costs of exit or disposal activities and similar nonrecurring charges; and

•	stock-based compensation.

These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2011 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements

Fair Value Measurements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amended Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This amended guidance clarifies the concepts applicable for fair value measurement of non-financial assets and also expands the disclosures for fair value measurements that are estimated using significant unobservable inputs used in a fair value measurement. This amended guidance became effective for us on a prospective basis commencing January 1, 2012. The adoption of this standard had no effect on our financial position or results of operations.

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

Interest Rate Risk. We are exposed to market risk resulting from changes in interest rates. Changes in the interest rates affect the income we receive from our investments of excess cash in short-term interest-bearing marketable securities, because that income is dependent upon the interest rate of the securities held, and the interest expenses we pay on our borrowings under our credit facility, because the interest rate on our borrowings is based on floating interest rates as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. Our lease with SunTrust is at a fixed interest rate and thus not impacted by changes in interest rates.

At March 31, 2012, our cash and cash equivalent balance was approximately $24.7 million and we had no outstanding balance on the revolving portion of our credit facility. On February 7, 2012, we borrowed $2.4 million on a term loan under the credit facility. Our credit facility, which is comprised of a revolving credit line and a term loan, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.	Risk Factors

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which have not materially changed as of the date of this report.

Item 2.	Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of our shares of common stock during the three monthly periods ending March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2012 - January 31, 2012	—	$—	—	$4,721,120
February 1, 2012 - February 29, 2012	—	$—	—	4,721,120
March 1, 2012 - March 31, 2012	60,281	$6.58	40,000	4,447,584

Total	60,281	$6.58	40,000	$4,447,584

(1)	Includes 20,281 shares of our common stock withheld from employees to satisfy tax withholding obligations with respect to the vesting of restricted stock awards granted under our 1998 Stock Incentive Plan, as amended and restated.
(2)	The price paid per share with respect to shares withheld to satisfy tax withholding obligations as referred to in note (1) above was based on the closing sales price of our common stock on the vesting date, as reported on The NASDAQ Global Select Market.
(3)	On November 1, 2011, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5.0 million in shares of our common stock. Our Board of Directors’ authorization specifies the maximum dollar amount but not the maximum number of shares to be repurchased. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. The stock repurchase program may continue for a period of up to 24 months after authorization, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our Board of Directors.

Item 6.	Exhibits

(10.1)	First Amendment to Deed of Trust, dated as of December 21, 2011, between PowerSecure, Inc. and Citibank, N.A., as beneficiary for secured creditors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.2)	Form of Deed of Trust, dated as of February 7, 2012, by Reid’s Trailer, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished herewith and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to liability under these sections, and is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: May 3, 2012	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 3, 2012	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Assistant Secretary