Form 10-Q
period 2012-06-30
POWERSECURE INTERNATIONAL, INC.
filed 2012-08-06
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 1, 2012, 18,777,811 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$23,707	$24,606
Trade receivables, net of allowance for doubtful accounts of $105 and $174, respectively	43,124	46,163
Assets of discontinued operations held for sale	190	380
Inventories	19,530	20,290
Income taxes receivable	230	439
Current deferred income taxes	650	650
Prepaid expenses and other current assets	920	1,128

Total current assets	88,351	93,656

Property, plant and equipment:
Equipment	41,589	38,441
Furniture and fixtures	338	283
Land, building and improvements	5,901	5,885

Total property, plant and equipment, at cost	47,828	44,609
Less accumulated depreciation and amortization	10,048	8,281

Property, plant and equipment, net	37,780	36,328

Other assets:
Goodwill	12,884	7,970
Deferred income taxes, net of current portion	266	266
Restricted annuity contract	2,412	2,376
Intangible rights and capitalized software costs, net of accumulated amortization of $3,414 and $3,070, respectively	1,552	1,642
Investment in unconsolidated affiliate	—	6
Other assets	739	331

Total other assets	17,853	12,591

Total Assets	$143,984	$142,575

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30, 2012	December 31, 2011
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,193	$6,894
Accrued and other liabilities	14,861	16,129
Liabilities of discontinued operations held for sale	—	125
Current unrecognized tax benefit	287	287
Current portion of term loan	160	—
Current portion of capital lease obligations	863	840

Total current liabilities	23,364	24,275

Long-term liabilities:
Revolving line of credit	—	—
Term loan, net of current portion	2,160	—
Capital lease obligations, net of current portion	2,370	2,807
Unrecognized tax benefit	731	731
Other long-term liabilities	2,409	2,300

Total long-term liabilities	7,670	5,838

Commitments and contingencies (Notes 8 and 10)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock - undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock - Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 and 25,000,000 shares authorized, respectively; 18,777,811 and 18,908,412 shares issued and outstanding, respectively	188	189
Additional paid-in-capital	116,384	116,803
Accumulated deficit	(4,399)	(5,439)

Total PowerSecure International, Inc. stockholders’ equity	112,173	111,553
Non-controlling interest	777	909

Total stockholders’ equity	112,950	112,462

Total Liabilities and Stockholders’ Equity	$143,984	$142,575

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$37,867	$30,086	$71,052	$53,741
Cost of sales	25,663	20,780	49,293	36,706

Gross profit	12,204	9,306	21,759	17,035

Operating expenses:
General and administrative	9,093	7,952	17,738	15,633
Selling, marketing and service	1,366	1,214	2,424	2,368
Depreciation and amortization	1,136	802	2,221	1,575

Total operating expenses	11,595	9,968	22,383	19,576

Operating income (loss)	609	(662)	(624)	(2,541)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	1,439	21,786	1,439	21,786
Equity income from unconsolidated affiliate	—	548	—	1,559
Management fees	—	114	—	282
Interest income and other income	23	22	45	42
Interest expense	(116)	(144)	(224)	(286)

Income before income taxes	1,955	21,664	636	20,842
Income tax provision	(621)	(3,183)	(228)	(3,230)

Income from continuing operations	1,334	18,481	408	17,612

Discontinued operations (Note 5):
Income (loss) from operations, net of tax	32	(1,388)	67	(1,603)
Gain on disposal, net of tax	—	—	—	5,636

Income (loss) from discontinued operations, net of tax	32	(1,388)	67	4,033

Net income	1,366	17,093	475	21,645
Net loss attributable to non-controlling interest	277	159	565	343

Net income attributable to PowerSecure International, Inc.	$1,643	$17,252	$1,040	$21,988

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations, net of tax	$1,611	$18,640	$973	$17,955
Income (loss) from discontinued operations, net of tax	32	(1,388)	67	4,033

Net income	$1,643	$17,252	$1,040	$21,988

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.09	$0.98	$0.05	$0.96
Income (loss) from discontinued operations	—	(0.07)	0.01	0.21

Net income attributable to PowerSecure International, Inc. common stockholders	$0.09	$0.91	$0.06	$1.17

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.09	$0.97	$0.05	$0.94
Income (loss) from discontinued operations	—	(0.07)	—	0.21

Net income attributable to PowerSecure International, Inc. common stockholders	$0.09	$0.90	$0.05	$1.15

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$475	$21,645
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unconsolidated affiliate	(1,439)	(21,786)
Income from discontinued operations	(67)	(4,033)
Depreciation and amortization	2,221	1,575
Stock compensation expense	576	926
Loss on disposal of miscellaneous assets	45	43
Equity in income of unconsolidated affiliate	—	(1,559)
Distributions from unconsolidated affiliate	—	607
Changes in operating assets and liabilities, net of effect of acquisition:
Trade receivables, net	4,360	(12,580)
Inventories	861	(1,016)
Deferred income taxes	—	1,154
Other current assets and liabilities	416	895
Other noncurrent assets and liabilities	(335)	1,132
Accounts payable	(378)	(1,099)
Accrued and other liabilities	(3,067)	3,525

Net cash provided by (used in) continuing operations	3,668	(10,571)
Net cash provided by (used in) discontinued operations	132	(1,152)

Net cash provided by (used in) operating activities	3,800	(11,723)

Cash flows from investing activities:
Acquisition	(3,523)	—
Purchases of property, plant and equipment	(3,330)	(9,037)
Additions to intangible rights and software development	(215)	(268)
Proceeds from sale of property, plant and equipment	14	—
Proceeds from sale of unconsolidated affiliate	1,445	25,610
Proceeds from sale of discontinued operations	—	16,515
Discontinued operations investing activities	—	(3)

Net cash provided by (used in) investing activities	(5,609)	32,817

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	5,000
Proceeds from term loan borrowings	2,400	—
Proceeds from sale leaseback transactions	—	2,097
Payments on term loan	(80)	—
Payments on capital lease obligations	(414)	(393)
Repurchases of common stock	(1,010)	(162)
Proceeds from stock option exercises	14	310

Net cash provided by financing activities	910	6,852

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(899)	27,946
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,606	8,202

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,707	$36,148

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011 and

For the Three and Six Month Periods Ended June 30, 2012 and 2011

(all amounts in thousands unless otherwise designated, except per share data)

1.	Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contains our non-core business operations. We divested the operations of our Energy Services segment over time, with the final divestitures competed in 2011.

Our Utility and Energy Technologies segment includes our three primary product and service offerings: our Interactive Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. Our strategy is focused on growing these three product and service areas because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. These three product and service areas share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among the three product and service areas due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh, North Carolina, Randleman, North Carolina, McDonough, Georgia, and Anderson, South Carolina areas. The locations of our sales organization and field employees for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Until the divestitures of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure holds a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and the proceeds from the sale and the liquidation of its remaining assets were distributed to MM 1995-2’s shareholders, including our WaterSecure subsidiary, in 2011 and 2012. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations in the accompanying consolidated financial statements. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011.

See Note 13 for more information concerning our reportable segments.

Basis of Presentation

Organization – The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries (“PowerSecure”), primarily, PowerSecure, Inc. (and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc. (“PowerFab”), Innovation Energies, LLC, Southern Energy Management PowerSecure, LLC (“PowerSecure Solar”) and PowerPackages, LLC), Southern Flow Companies, Inc. (“Southern Flow”), WaterSecure Holdings, Inc. (“WaterSecure”), and Marcum Gas Metering, Inc. (fka Metretek International, Inc. and Metretek, Incorporated) (“Metretek Florida”), collectively referred to as the “Company” or “we” or “us” or “our”.

These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of June 30, 2012 and the consolidated results of our operations and cash flows for the three and six months ended June 30, 2012 and June 30, 2011.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in our unconsolidated affiliate.

Non-controlling Interest – On June 5, 2012, we acquired a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company (see Note 4). On April 1, 2010, we acquired a 67% controlling ownership interest in IES, an LED lighting company. Both PowerSecure Solar and IES are included in our consolidated financial statements. The non-controlling ownership interests in the income or losses of PowerSecure Solar and IES are included in our consolidated statements of operations as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Similarly, the non-controlling ownership interest in the undistributed equity of PowerSecure Solar and IES are shown as a separate component of stockholders’ equity in our consolidated balance sheets.

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
	IES	PowerSecure Solar	Total
Balance, December 31, 2011	$909	$—	$909
Capital contribution	—	433	433
Income (loss)	(551)	(14)	(565)

Balance, June 30, 2012	$358	$419	$777

	Six Months Ended June 30, 2011
	IES	PowerSecure Solar	Total
Balance, December 31, 2010	$1,755	$—	$1,755
Capital contribution	—	—	—
Income (loss)	(343)	—	(343)

Balance, June 30, 2011	$1,412	$—	$1,412

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

2.	Summary of Significant Accounting Policies and Recent Accounting Standards

Revenue Recognition – For our distributed generation turn-key project-based sales and our utility infrastructure turn-key projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. Nearly all of our distributed generation and utility infrastructure turn-key projects are fixed-price contracts.

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

In applying the percentage-of-completion method to our utility infrastructure turn-key projects, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

In all cases where we utilize the percentage-of-completion method, revenues and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses, if any, are recorded when identified. While a project is in process, amounts billed to customers in excess of revenues recognized to date are classified as current liabilities. Likewise, amounts recognized as revenue in excess of actual billings to date are recorded as unbilled accounts receivable. In the event adjustments are made to the contract price, including, for example, adjustments for additional wire or other raw materials, we adjust the purchase price and related costs for these items when they are identified.

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

We recognize equipment and product revenue when persuasive evidence of a commercial arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Equipment and product sales are generally made directly to end users of the product, who are responsible for payment for the product, although in some instances we can be a subcontractor, which occurs most frequently on larger jobs that involve more scope than our products and services.

Service revenue includes regulatory consulting and rate design services, power system engineering services, energy conservation services, and monitoring and maintenance services. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

Additionally, our utility infrastructure business provides services to utilities involving construction, maintenance, and upgrades to their electrical transmission and distribution systems which is not fixed price turn-key project-based work. These services are delivered by us under contracts which are generally of two types. In the first type, we are paid a fee based on the number of units of work we complete, an example of which could be the number of utility poles we replace. In the second type, we are paid for the time and materials utilized to complete the work, plus a profit margin. In both cases, we recognize revenue as these services are delivered.

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

Warranty Reserve –We provide a standard warranty for our distributed generation equipment, switchgear equipment, utility infrastructure equipment, and our LED products, which generally range between one and five years. In addition, we offer extended warranty terms on certain distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities at June 30, 2012 and December 31, 2011 was $1.3 million and $1.1 million, respectively.

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended June 30, 2012 and 2011 was $281 thousand and $446 thousand, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the six months ended June 30, 2012 and 2011 was $576 thousand and $926 thousand, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Testing Indefinite-Lived Intangible Assets for Impairment – In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performance for fiscal years beginning after September 15, 2012, with early adoption allowed. We do not expect the adoption of this standard will have a material effect on our financial position or results of operations.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$1,611	$18,640	$973	$17,955
Income (loss) from discontinued operations	32	(1,388)	67	4,033

Net income	$1,643	$17,252	$1,040	$21,988

Basic weighted-average common shares outstanding in period	18,846	18,857	18,874	18,788
Dilutive effect of stock options	95	289	141	325

Diluted weighted-average common shares outstanding in period	18,941	19,146	19,015	19,113

Basic earnings per common share:
Income from continuing operations	$0.09	$0.98	$0.05	$0.96
Income (loss) from discontinued operations	0.00	(0.07)	0.01	0.21

Basic earnings per common share	$0.09	$0.91	$0.06	$1.17

Diluted earnings per common share:
Income from continuing operations	$0.09	$0.97	$0.05	$0.94
Income (loss) from discontinued operations	0.00	(0.07)	0.00	0.21

Basic earnings per common share	$0.09	$0.90	$0.05	$1.15

4.	Acquisition

On June 5, 2012, we acquired a distributed solar energy business, adding this capability to our distributed generation system platform. Our new capabilities were acquired through the acquisition of the utility, commercial and industrial solar energy business of Southern Energy Management, Inc., a North Carolina corporation (the “Seller”). Our decision to offer solar solutions resulted from a thorough evaluation of the industry and of the improved economics of distributed solar energy systems. We believe the decrease in the cost of solar panels, and corresponding increases in their energy efficiency, in conjunction with our highly efficient distributed generation systems, provides us with a sustainable market opportunity to participate in the downstream segment of the solar business, and bring solar energy projects to our customers and utility partners. We began offering utilities and their large commercial and industrial customers solar energy distributed generation systems immediately after the acquisition, and took over the installation of several large projects the Seller had in process, including a 4.5 megawatt system.

We consummated the acquisition through the formation of PowerSecure Solar, which entered into, and completed the acquisition contemplated by, an Asset Contribution and Sale Agreement, dated as of June 5, 2012 (the “Contribution Agreement”), with the Seller. Pursuant to the Contribution Agreement, PowerSecure Solar completed the acquisition of substantially all of the assets and assumed certain liabilities of the Seller relating to the business of designing and selling energy efficiency and solar photovoltaic power systems and other solar power technologies for large customers, including utility, commercial and industrial customers (the “Acquired Business”).

The effective date of the acquisition of the Acquired Business was June 2, 2012. Total revenues and loss from PowerSecure Solar since the effective date of acquisition included in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2012 was $190 thousand and $144 thousand, respectively. Additional acquisition-related costs in the amount of $74 thousand were recognized as an expense during the three and six month periods ended June 30, 2012, and are included in general and administrative expense in the accompanying consolidated statements of operations.

After the acquisition, we own 90% of the membership interests in, and control the management of, PowerSecure Solar. The Seller owns a 10% non-controlling interest in PowerSecure Solar and retained its business selling solar photovoltaic power systems and solar thermal energy to residential customers and small merchants and professional service providers.

Under the terms of the organizational documents for PowerSecure Solar, we have the option (the “Call Option”), commencing in June 2014, to purchase the remaining 10% membership interest in PowerSecure Solar held by the Seller or by any other non-controlling members at the time at a purchase price based on the greater of (i) a formula of five times the trailing four quarters earnings before interest, taxes, depreciation and amortization of PowerSecure Solar, excluding income attributable to sales of Company-owned projects (“Trailing 12 EBITDA”), multiplied by its percentage interest in PowerSecure Solar, or (ii) $1.0 million. The purchase price of the Call Option is payable in either cash or shares of our common stock, at our discretion. In the event of a change in control of us or the Seller, then the commencement of the Call Option will be accelerated.

In addition, the Seller has the right, commencing in June 2016, to require us to purchase its membership interest for a purchase price equal to three times PowerSecure Solar’s Trailing 12 EBITDA multiplied by its percentage interest in PowerSecure Solar, less net capital infusions by us into PowerSecure Solar after the closing, which purchase price is payable in either cash or shares of our common stock, at our discretion. The Seller also has the right to join in a sale by us of a majority of our interest in PowerSecure Solar, and we can require the Seller to join in any sale of all of its interests in PowerSecure Solar, in each case on the same terms by Seller as by us.

The Contribution Agreement contains customary representations and warranties as well as indemnification obligations by PowerSecure Solar, on the one hand, and by Seller and its two founders and shareholders (the “Seller Principals”), on the other hand, to each other. In addition, the Contribution Agreement contains a covenant not to compete by Seller and Seller Principals against PowerSecure Solar and its affiliates in the acquired business, subject to certain exceptions related to its retained solar business for residential and small commercial customers. Correspondingly, PowerSecure Solar has agreed, on behalf of itself and its affiliates, not to compete against the Seller in its retained business. These non-competition covenants continue for a period of five years after the Seller no longer holds any membership interest in PowerSecure Solar.

The following table summarizes the consideration paid to the Seller for the Acquired Business and the amounts of the assets acquired and the liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the non-controlling interest in PowerSecure Solar:

Consideration paid to Seller:
Cash	$3,523

Accounts receivable	$1,320
Inventories	3
Property, plant and equipment	156
Identifiable intangible assets	39
Accounts payable	(677)
Accrued and other liabilities	(1,799)

Total identifiable net assets (liabilities)	(958)
Non controlling interest in PowerSecure Solar	(433)
Goodwill	4,914

$3,523

The fair value of the acquired identifiable intangible assets of $39 thousand is provisional pending receipt of the final valuations for those assets. The goodwill of $4,914 thousand arising from the acquisition consists largely of the assembled workforce of PowerSecure Solar, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and PowerSecure Solar. All of the goodwill was assigned to our Utility and Energy Technologies segment and is expected to be deductible for tax purposes. The non-controlling interest in PowerSecure Solar in the amount of $433 thousand was valued using the income approach and a market approach using assumptions, including a discount rate and a terminal value, that are not observable in the market.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2011, is as follows:

	Pro Forma Six Months Ended June 30,
	2012	2011
Revenues	$77,588	$59,675
Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$53	$17,301
Net income	$120	$21,334
Diluted earnings per common share:
Income from continuing operations	$—	$0.91
Net income	$0.01	$1.12

The supplemental pro forma information above is based on estimates and assumptions, which we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated financial position or results of operation in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2011. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the period ended June 30, 2012 were adjusted to exclude $74 thousand of acquisition-related costs incurred in 2012.

5.	Discontinued Operations

In January 2011 we sold our Southern Flow business and operations, which was part of our Energy Services segment. During the second half of 2011, we substantially completed the shutdown activities of our PowerPackages business which provided medium speed engine distributed generation products and services within our Utility and Energy Technologies segment. As a result, the sale of Southern Flow and the results of operations of PowerPackages are classified as discontinued operations in the accompanying consolidated financial statements.

The results of PowerPackages discontinued operations for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
PowerPackages Discontinued Operations:
Total revenues	$115	$131	$336	$189
Operating expenses	63	2,363	228	2,767

Income (loss) before income taxes	52	(2,232)	108	(2,578)
Income tax benefit (provision)	(20)	844	(41)	975

Income (loss) from operations	32	(1,388)	67	(1,603)
Gain on disposal	—	—	—	—
Income tax benefit on disposal	—	—	—	—

Income (loss) from discontinued operations	$32	$(1,388)	$67	$(1,603)

The following assets and liabilities of PowerPackages were segregated and included in Assets and Liabilities of discontinued operations held for sale, as appropriate, in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
PowerPackages Assets and Liabilities:
Inventories	$190	$380
Other assets	—	—

Assets of discontinued operations	$190	$380

Accrued and other liabilities	$—	$125
Other liabilities	—	—

Liabilities of discontinued operations	$—	$125

The results of Southern Flow discontinued operations for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Southern Flow Discontinued Operations:
Total revenues	$—	$—	$—	$—
Operating expenses	—	—	—	—

Income (loss) before income taxes	—	—	—	—
Income tax benefit (provision)	—	—	—	—

Income (loss) from operations	—	—	—	—
Gain on disposal	—	—	—	5,538
Income tax benefit on disposal	—	—	—	98

Income (loss) from discontinued operations	$—	$—	$—	$5,636

There were no assets or liabilities of Southern Flow discontinued operations at either June 30, 2012 or December 31, 2011.

6.	Investment in Unconsolidated Affiliate

We own a significant non-controlling minority portion of the equity interests in MM 1995-2 through our wholly-owned WaterSecure subsidiary. We account for this investment using the equity method and receive both equity income and management fees for management services we provide to MM 1995-2 as its managing trustee. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash and we recorded a pretax gain in the amount of $21.8 million from the sale in our financial statements during the three and six months ending June 30, 2011.

An amount equal to $4.0 million of the cash sales price owed by the purchaser to MM 1995-2 was held in escrow until June 1, 2012, for potential claims relating to various representations and warranties. The $4.0 million escrow had been subject to the purchaser’s rights to these funds for contingencies that were outside of our control. Upon termination of the escrow on June 1, 2012, approximately $3.9 million of the remaining escrow account balance was paid to MM 1995-2, of which we received $1.4 million, which was our share of these escrow proceeds.

We recorded a gain in the amount of $1.4 million during the three and six months ended June 30, 2012 related to this final cash distribution from the sale of the assets of MM 995-2. We do not expect to receive any additional proceeds from the sale. There were no equity income or management fees earned during the six months ended June 30, 2012 because the sale was consummated in June 2011.

7.	Debt

Line of Credit – We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At June 30, 2012 and December 31, 2011, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012.

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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants made by us. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of June 30, 2012, we were in compliance with these financial covenants.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the six months ended, June 30, 2012 or at December 31, 2011 or at August 6, 2012. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

The balance of our capital lease obligations shown in the consolidated balance sheet at June 30, 2012 and December 31, 2011 consist entirely of our obligations under the equipment lease described above.

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

In March 2008, our board of directors adopted the PowerSecure International, Inc. 2008 Stock Incentive Plan (the “2008 Stock Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders held on June 9, 2008. The 2008 Stock Plan authorizes our board of directors to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards to our officers, directors, employees, consultants and advisors for up to an aggregate of 0.6 million shares of our common stock. Stock options granted under the 2008 Stock Plan must contain exercise prices not less than the fair market value of our common stock on the date of grant, and must contain a term not in excess of 10 years from the date of grant. On June 19, 2012, at our 2012 Annual Meeting of Stockholders, our stockholders adopted and approved an amendment and restatement of the 2008 Stock Incentive Plan, including an amendment to increase the number of shares of our common stock authorized thereunder by 1.4 million shares to a total of 2.0 million shares. The 2008 Stock Plan replaced our 1998 Stock Plan.

Stock Options – Net income for the three months ended June 30, 2012 and 2011 includes $22 thousand and $56 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the six months ended June 30, 2012 and 2011 includes $59 thousand and $146 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of option activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	911	$6.98
Granted	10	6.88
Exercised	(4)	3.56
Expired	—	—
Forfeited	(10)	8.36

Balance, June 30, 2012	907	$6.98	4.52	$	n/m	(1)

Exercisable, June 30, 2012	761	$7.18	3.95	$	n/m	(1)

A summary of option activity for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2010	1,247	$5.98
Granted	10	6.21
Exercised	(291)	1.98
Expired	(21)	13.82
Forfeited	(31)	6.37

Balance, June 30, 2011	914	$7.06	5.47		$0.16

Exercisable, June 30, 2011	715	$7.30	4.75	$	n/m	(1)

(1)	The aggregate exercise prices of the options exceed the aggregate fair value of the underlying shares of common stock based on the closing sale price of the common stock on the NASDAQ Global Select Market on June 30, 2012 and 2011.

The weighted average grant date fair value of the options granted during the six months ended June 30, 2012 and 2011 was $2.43 and $2.91, respectively. The fair value of the stock options granted during the six months ended June 30, 2012 and 2011 was measured using the Black-Scholes valuation model with the following assumptions:

	June 30,
	2012	2011
Expected stock price volatility	39.0%	52.2%
Risk free interest rate	1.0%	2.0%
Annual dividends	$—	$—
Expected life (years)	5	5

The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of June 30, 2012 and December 31, 2011, there was $352 thousand and $423 thousand, respectively, of total unrecognized compensation costs related to stock options. These costs at June 30, 2012 are expected to be recognized over a weighted average period of approximately 1.5 years.

During the three months ended June 30, 2012 and 2011, the total intrinsic value of stock options exercised was $3 thousand and $863 thousand, respectively. Cash received from stock option exercises during the three months ended June 30, 2012 and 2011 was $3 thousand and $80 thousand, respectively. The total grant date fair value of stock options vested during the three months ended June 30, 2012 and 2011 was $52 thousand and $169 thousand, respectively.

During the six months ended June 30, 2012 and 2011, the total intrinsic value of stock options exercised was $12 thousand and $1,642 thousand, respectively. Cash received from stock option exercises during the six months ended June 30, 2012 and 2011 was $14 thousand and $310 thousand, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2012 and 2011 was $57 thousand and $193 thousand, respectively.

Restricted Stock Awards – Net income for the three months ended June 30, 2012 and 2011 includes $258 thousand and $390 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. Net income for the six months ended June 30, 2012 and 2011 includes $517 thousand and $780 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three and six months ended June 30, 2012 and 2011 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of restricted stock award activity for the six months ended June 30, 2012 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	410	$11.47
Granted	59	4.21
Vested	(81)	7.76
Forfeited	—	—

Balance, June 30, 2012	388	$11.13

A summary of restricted stock award activity for the six months ended June 30, 2011 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	478	$11.00
Granted	30	6.77
Vested	(77)	8.20
Forfeited	—	—

Balance, June 30, 2011	431	$11.21

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over five years. A total of 323 thousand unvested restricted shares issued to officers in 2007 cliff vest in the second half of 2012. All restricted and unvested shares automatically vest upon a change in control.

The fair value of employee and director restricted shares along with the cliff vesting restricted shares granted to officers are being amortized on a straight-line basis over the vesting period. At June 30, 2012, the balance of unrecognized compensation cost related to unvested restricted shares was $371 thousand, of which we expect $228 thousand will be recognized during the remainder of 2012 and the remaining balance will be recognized in 2013.

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

From time to time, in the ordinary course of business we encounter issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, photovoltaic energy systems, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists and which exposes us to performance risks that may not be covered by warranties. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where track record of performance does not exist, or is difficult to ascertain. Although we believe our suppliers’ warranties cover many of these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. Moreover, from time to time performance issues are not covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

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

We have experienced performance issues with two types of component parts, in particular, which we are in the process of resolving: 1) a supplier of a substantial distributed generation system component indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, and this configuration has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s successful operation. In both of these matters, we have been actively working to correct and resolve the performance issues and have made progress, although we have not eliminated the risk related to these issues. Given that we are in the process of addressing these performance issues, and the inherent uncertainty in assessing and quantifying the costs and nature of the resolution of these types of technical issues, at present we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, at this time we have not recorded any adjustment to our warranty reserve for these particular performance issues, other than an immaterial amount for certain minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.

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

The income tax expense recorded at June 30, 2012 represents our income before taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

12.	Capital Stock

Stock Repurchases – On November 1, 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock, par value $0.01 per share. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. During the six months ended June 30, 2012, a total of 174 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $887 thousand. The stock repurchase program may continue for a period of up to 24 months, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our board of directors. As of June 30, 2012, a total of approximately $3.8 million in shares of common stock could still be purchased under the stock repurchase program.

In addition, from time to time we receive shares of our common stock from employees who tender their existing shares to pay all or part of the exercise price of stock options or we withhold shares of our common stock from employees to satisfy tax withholdings on the vesting of restricted shares. We received 20 thousand shares from employees who tendered shares at a gross purchase price of $123 thousand during the six months ended June 30, 2012. We received 20 thousand shares from employees who tendered shares at a gross purchase price of $160 thousand during the six months ended June 30, 2011. In each case, the price paid per share with respect to the shares tendered was based on the closing sales price of our common stock on the vesting date as reported on The NASDAQ Global Select Market.

Authorized Shares – On June 19, 2012, at our 2012 Annual Meeting of Stockholders, our stockholders adopted and approved an amendment to our Second Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by us by 25.0 million shares to a total of 50.0 million shares. We effected the increase in the number of authorized shares of our common stock by filing a Certificate of Amendment to our Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 19, 2012, and the amendment became effective as of such date.

13.	Segment Information

We conduct our operations through two business segments. Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contains our non-core business operations. We divested the operations of our Energy Services segment over time, with the final divestitures completed in 2011. As a result of these sales, we will no longer actively operate in the Energy Services segment.

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

Energy Services – Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure holds a significant non-controlling minority portion of the equity interests in MM 1995-2. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and we recorded a $21.8 million gain from the sale in 2011. In June 2012, we recorded an additional $1.4 million gain from the sale of our WaterSecure operations attributable to our receipt of sales proceeds that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. The gain on the sale of Southern Flow is reflected in discontinued operations and its activities are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

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

	Three Months Ended June 30, 2012
	Utility and Energy Technologies	Energy Services	Unallocated Corporate Costs	Total
Revenues	$37,867	$—	$—	$37,867
Cost of Sales	25,663	—	—	25,663

Gross Profit	12,204	—	—	12,204

Operating expenses:
General and administrative	7,694	—	1,399	9,093
Selling, marketing and service	1,366	—	—	1,366
Depreciation and amortization	1,136	—	—	1,136

Total operating expenses	10,196	—	1,399	11,595

Operating Income (loss)	2,008	—	(1,399)	609
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	—	1,439
Equity income	—	—	—	—
Management fees	—	—	—	—
Interest income and other income	—	—	23	23
Interest expense	(68)	—	(48)	(116)

Income (loss) before income taxes	$1,940	$1,439	$(1,424)	$1,955

Total capital expenditures	$2,482	$—	$—	$2,482

Total investment in unconsolidated affiliate	$—	$—	$—	$—

Total goodwill	$12,884	$—	$—	$12,884

Total assets	$122,010	$—	$21,974	$143,984

	Three Months Ended June 30, 2011
	Utility and Energy Technologies	Energy Services	Unallocated Corporate Costs	Total
Revenues	$30,086	$—	$—	$30,086
Cost of Sales	20,780	—	—	20,780

Gross Profit	9,306	—	—	9,306

Operating expenses:
General and administrative	6,682	—	1,270	7,952
Selling, marketing and service	1,214	—	—	1,214
Depreciation and amortization	790	12	—	802

Total operating expenses	8,686	12	1,270	9,968

Operating Income (loss)	620	(12)	(1,270)	(662)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,786	—	21,786
Equity income	—	548	—	548
Management fees	—	114	—	114
Interest income and other income	—	—	22	22
Interest expense	(98)	—	(46)	(144)

Income (loss) before income taxes	$522	$22,436	$(1,294)	$21,664

Total capital expenditures	$4,369	$—	$—	$4,369

Total investment in unconsolidated affiliate	$—	$1,445	$—	$1,445

Total goodwill	$7,970	$—	$—	$7,970

	Six Months Ended June 30, 2012
	Utility and Energy Technologies	Energy Services	Unallocated Corporate Costs	Total
Revenues	$71,052	$—	$—	$71,052
Cost of Sales	49,293	—	—	49,293

Gross Profit	21,759	—	—	21,759

Operating expenses:
General and administrative	15,143	—	2,595	17,738
Selling, marketing and service	2,424	—	—	2,424
Depreciation and amortization	2,221	—	—	2,221

Total operating expenses	19,788	—	2,595	22,383

Operating Income (loss)	1,971	—	(2,595)	(624)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	—	1,439
Equity income	—	—	—	—
Management fees	—	—	—	—
Interest income and other income	—	—	45	45
Interest expense	(130)	—	(94)	(224)

Income (loss) before income taxes	$1,841	$1,439	$(2,644)	$636

Total capital expenditures	$3,545	$—	$—	$3,545

	Six Months Ended June 30, 2011
	Utility and Energy Technologies	Energy Services	Unallocated Corporate Costs	Total
Revenues	$53,741	$—	$—	$53,741
Cost of Sales	36,706	—	—	36,706

Gross Profit	17,035	—	—	17,035

Operating expenses:
General and administrative	13,166	—	2,467	15,633
Selling, marketing and service	2,368	—	—	2,368
Depreciation and amortization	1,544	30	1	1,575

Total operating expenses	17,078	30	2,468	19,576

Operating Income (loss)	(43)	(30)	(2,468)	(2,541)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,786	—	21,786
Equity income	—	1,559	—	1,559
Management fees	—	282	—	282
Interest income and other income	—	—	42	42
Interest expense	(187)	—	(99)	(286)

Income (loss) before income taxes	$(230)	$23,597	$(2,525)	$20,842

Total capital expenditures	$9,305	$—	$—	$9,305

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three and six month period ended June 30, 2012, which we refer to as the second quarter 2012 and six month period 2012, respectively, and the three and six month period ended June 30, 2011, which we refer to as the second quarter 2011 and six month period 2011, respectively, and of our consolidated financial condition as of June 30, 2012 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•

our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•

the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, liquidity, financial condition and results of operations;

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

Our Utility and Energy Technologies segment includes our core business operations, and is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contained our non-core business operations. We divested the operations of our Energy Services segment over time, with the final divestitures competed in 2011.

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

Our second business model is structured to generate long-term recurring revenues, which we refer to as our “recurring revenue model” or “PowerSecure-owned” or “company-owned” model. Our PowerSecure-owned model represents an increasing portion of our distributed generation business. For distributed generation systems completed under this model, we retain ownership of the distributed generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are established at amounts intended to provide us with attractive returns on the capital we invest in installing and maintaining the distributed generation system. Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as a shared savings recurring revenue contract. For our shared savings recurring revenue contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

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

During the six month period 2012, 77.4% of our distributed generation revenues consisted of customer-owned sales, and 22.6% of our distributed generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model also requires us to invest our own capital in the project without any return on capital until after the project is completed, installed and successfully operating.

Our recent acquisition of PowerSecure Solar provides us with the ability to provide solar energy systems through our distributed generation business platform. These solar energy systems will be sold under the “project-based”, “customer-owned” model, and we also plan to own and operate these systems under a “PowerSecure-owned”, “recurring revenue” model.

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

Our EfficientLights business is focused on developing LED-based lighting products for grocery, drug and convenience stores. These LED lighting products include our largest volume product, our EfficientLights fixture for reach-in refrigerated cases, as well as lighting for walk-in storage coolers and open refrigerated shelves. Additionally, our EfficientLights business is in the process of developing and marketing LED-based parking lot lights and security lighting for retail stores.

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

Recent Developments

On August 1, 2012, we announced that our PowerSecure subsidiary had received $10 million of new awards for utility infrastructure projects and distributed generation systems. The utility infrastructure awards total $7 million, including transmission and distribution system projects to upgrade existing utility systems, and new infrastructure projects to support expanding oil and gas company production activities. The new distributed generation system awards total $3 million, and include installations for hospital, institutional, and industrial applications. The distributed generation awards include $1 million of traditional turn-key PowerSecure distributed generation projects, a $1 million turn-key distributed solar energy project, and $1 million of recurring revenue projects. The majority of the $9 million of turn-key project-based awards will be completed and recognized in 2012, and the remaining $1 million of recurring revenue will be recognized over a multi-year period.

On July 24, 2012, we announced that our PowerSecure subsidiary had received $10 million of new awards for its Interactive Distributed Generation smart grid power systems, utility infrastructure projects, and LED Area Lights. The new Interactive Distributed Generation System awards total $4 million, and include installations for manufacturing, pharmaceutical, hospital, and retail operations. The utility infrastructure awards are approximately $5 million, and include transmission and distribution projects for oil and gas companies and military bases. The new LED Area Light awards are just under $1 million and include an order from a new utility who has adopted the light to roll out across its utility system.

On June 27, 2012, we announced that our PowerSecure subsidiary had received $15 million of new awards for its Interactive Distributed Generation smart grid power systems, and utility infrastructure projects. The new Interactive Distributed Generation System awards total $10 million, and include installations for hospital, data center, pharmaceutical, and industrial facilities. The utility infrastructure awards total $5 million, and include transmission system and substation projects for utilities and large industrial customers. All of these awards are for turnkey sales of products and services, with approximately 80% of the revenue expected to be recognized in the second half of 2012, and 20% of the revenue expected to be recognized during the first half of 2013.

On June 19, 2012, at our 2012 Annual Meeting of Stockholders, our stockholders adopted and approved an amendment and restatement of our 2008 Stock Incentive Plan, including an amendment to increase the number of shares of our common stock, par value $.01 per share, authorized for issuance thereunder by 1.4 million shares to a total of 2.0 million shares.

In addition, on June 19, 2012, at our 2012 Annual Meeting of Stockholders, our stockholders adopted and approved an amendment to our Second Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by us by 25.0 million shares to a total of 50.0 million shares. We effected the increase in the number of authorized shares of our common stock by filing a Certificate of Amendment to our Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 19, 2012, and the amendment became effective as of such date.

On June 5, 2012, we acquired a distributed solar energy business, adding this capability to our Interactive Distributed Generation system platform. Our new capabilities were acquired through the purchase of the utility, commercial and industrial solar energy business of Southern Energy Management, Inc., a North Carolina corporation. Our decision to offer solar solutions resulted from a thorough evaluation of the industry and of the new, significantly improved economics of distributed solar energy systems. The decrease in the cost of solar panels, and corresponding increases in their energy efficiency, in conjunction with our highly efficient distributed generation systems, provides us with a sustainable market opportunity to participate in the downstream segment of the solar business, and bring solar energy projects to our customers and utility partners. We began offering utilities and their large commercial and industrial customers solar energy systems immediately after the acquisition, and took over the installation of several large projects the Seller had in process, including a 4.5 megawatt system.

We consummated the acquisition through the formation of Southern Energy Management PowerSecure, LLC, a Delaware limited liability company (“PowerSecure Solar”), which entered into an asset contribution and sale agreement, dated as of June 5, 2012, with the seller. Pursuant to the contribution and sale agreement, PowerSecure Solar completed the acquisition of substantially all of the assets of the seller relating to the business of designing and selling energy efficiency and solar photovoltaic power systems and other solar power technologies for large customers, including utility, commercial and industrial customers. Total consideration paid by PowerSecure Solar to the seller for the acquired business was $3.5 million.

After the acquisition, we own 90% of the membership interests in, and control the management of, PowerSecure Solar. The seller owns a 10% non-controlling interest in PowerSecure Solar and retained its business selling solar photovoltaic power systems and solar thermal energy to residential customers and small merchants and professional service providers. Both us and the seller are subject to various buy-sell rights and obligations with respect to their equity interests in PowerSecure Solar.

In June 2012, we recorded an additional $1.4 million gain from the 2011 sale of our WaterSecure operations attributable to our receipt of sales proceeds in the same amount that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale.

On May 22, 2012, we announced that our PowerSecure subsidiary had received new awards for over 25,000 of its energy efficient LED lights. The new awards include our new EfficientLights®walk-in cooler lights for retailers, and our SecureLite®Area Light for utilities. The lights for these orders are expected to be shipped primarily during the remaining quarters of 2012, and we expect revenue from these orders to be approximately $5 million.

Financial Results Highlights

Our consolidated revenues during the second quarter 2012 increased by $7.8 million, or 25.9%, compared to our consolidated revenues during the second quarter 2011. The drivers of this revenue increase were the across the board increases in revenues in each of our product and service areas, including a 26.8% increase in revenues from Interactive Distributed Generation products and services, a 12.2% increase in revenues from Utility Infrastructure products and services, and a 50.7% increase in revenues from Energy Efficiency products.

Our second quarter 2012 gross margin as a percentage of revenue was 32.2% compared to 30.9% in the second quarter 2011. On a year-over-year basis, the gross margin increase was driven by a favorable mix of projects completed and a higher percentage of revenues from our higher margin Interactive Distributed Generation and Energy Efficiency products and services.

Our operating expenses during the second quarter 2012 increased by $1.6 million, or 16.3%, compared to our operating expenses during the second quarter 2011. The year-over-year increase in operating expenses is due to incremental expenses we have invested in to expand and grow each of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These expenses support new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities, and also include increases in depreciation from capital expenditures for our Company-owned distributed generation systems. As a percentage of revenues, operating expenses for the second quarter 2012 decreased 2.5 percentage points compared to the second quarter 2011.

Income from our Energy Services segment, which consists of the gain on the sale of our WaterSecure operations along with the management fees and equity income from our WaterSecure operations, decreased $21.0 million during the second quarter 2012 compared to the second quarter 2011, due to the sale of our WaterSecure operations in June 2011 on which we recorded a $21.8 million gain in the second quarter 2011. We recorded an additional $1.4 million gain from the sale of our WaterSecure operations in second quarter 2012 from the receipt of sales proceeds that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the second quarter 2012 was $1.6 million, or $0.09 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $18.6 million, or $0.97 per diluted share, for the second quarter 2011, which included the $21.8 million gain from the sale of our WaterSecure operations.

Our income from discontinued operations for the second quarter 2012, consisting of the operating results of PowerPackages during the second quarter 2012, was negligible. Our loss from discontinued operations for the second quarter 2011 was ($1.4) million, or ($0.07) per diluted share, which consisted of the loss from discontinued operations of our PowerPackages business.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the second quarter 2012 was $1.6 million, or $0.09 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $17.3 million, or $0.90 per diluted share, for the second quarter 2011, which included the income from the gain on the sale of our WaterSecure operations.

Our consolidated revenues during the six month period 2012 increased by $17.3 million, or 32.2%, compared to our consolidated revenues during the six month period 2011. The drivers of this revenue increase were the across the board increases in revenues in each of our product and service areas, including a 20.0% increase in revenues from Interactive Distributed Generation products and services, a 36.4% increase in revenues from Utility Infrastructure products and services, and a 51.8% increase in revenues from Energy Efficiency products.

Our six month period 2012 gross margin as a percentage of revenue was 30.6% compared to 31.7% in the six month period 2011. On a year-over-year basis, gross margins were negatively impacted by the mild winter weather in the first quarter of 2012, which caused Utility Infrastructure workloads to be reduced at certain utilities and the redeployment of those crews to other utilities and projects. Therefore, although Utility Infrastructure revenues increased significantly compared to the same period in 2011, inefficiencies in cost of sales related to the demobilization and redeployment of crews negatively impacted six month period 2012 gross margin results. The lower year-over-year gross margins were also due to the overall growth of Utility Infrastructure revenue in 2012, because Utility Infrastructure is generally our lowest gross margin product and service category. In addition, variations in our quarterly gross margins always result from regular on-going differences in the mix of specific projects completed in each quarter.

Our operating expenses during the six month period 2012 increased by $2.8 million, or 14.3%, compared to our operating expenses during the six month period 2011. The year-over-year increase in operating expenses is due to incremental expenses we have invested in to expand and grow each of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These expenses support new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities, and also include increases in depreciation from capital expenditures for our Company-owned distributed generation systems. In addition, during the six month period 2012, we initiated a cost productivity initiative across business lines to identify opportunities to rationalize general and administrative expenses. This initiative is an on-going focus of ours over the coming quarters with a goal of reducing our costs as a percentage of revenue over time, and improving our operating profit margins. As a percentage of revenues, operating expenses for the six month period 2012 decreased 4.9 percentage points compared to the six month period 2011.

Income from our Energy Services segment, which consists of the gain on the sale of our WaterSecure operations along with management fees and equity income from our WaterSecure operations, decreased $22.2 million during the six month period 2012 compared to the six month period 2011, due to the sale of our WaterSecure operations in June 2011 on which we recorded a $21.8 million gain in the six month period 2011. In the six month period 2012, we recorded an additional $1.4 million gain from the sale of our WaterSecure operations attributable to our receipt of sales proceeds that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the six month period 2012 was $1.0 million, or $0.05 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $18.0 million, or $0.94 per diluted share, for the six month period 2011, which included the $21.8 million gain from the sale of our WaterSecure operations.

Our income from discontinued operations for the six month period 2012, consisting of the operating results of PowerPackages during the six month period 2012, was negligible. Income from discontinued operations for the six month period 2011 was $4.0 million, or $0.21 per diluted share, which consisted of the gain we recorded on the sale of Southern Flow, partially offset by a loss from discontinued operations of our PowerPackages business.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the six month period 2012 was $1.0 million, or $0.05 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $22.0 million, or $1.15 per diluted share, for the six month period 2011, which included the income from the gain on the sale of both Southern Flow and our WaterSecure operations.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2011 or our quarter ended June 30, 2012, will be indicative of our future results, especially in light of the current significant downturn in the economy and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after June 30, 2012 is $166 million. This includes revenue related to the new business awards described above under “—Recent Developments”. It also includes revenue from projects assumed in conjunction with our acquisition of PowerSecure Solar also described above under “—Recent Developments”. Our revenue backlog represents revenue expected to be recognized after June 30, 2012, for periods including the third quarter of 2012 onward. This backlog figure compares to the revenue backlog of $151 million we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 3, 2012 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog to be recognized after June 30, 2012

Description	Anticipated Revenue	Estimated Primary Recognition Period
Project-based Revenue — Near term	$78 Million	3Q12 through 1Q13
Project-based Revenue — Long term	$18 Million	2Q13 through 2014
Recurring Revenue	$71 Million	3Q12 through 2020

Revenue Backlog to be recognized after June 30, 2012	$166 Million

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

Operating Segments

We report our operations as two operating segments. Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contains our non-core business operations. We divested the operations of our Energy Services segment over time, with the final divestitures completed in 2011. As a result of these sales, we no longer actively operate in the Energy Services segment. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Our operating segments also represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions.

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

Energy Services

Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure holds a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations.” Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and the proceeds from the sale and the liquidation of its remaining assets were distributed to MM 1995-2’s shareholders, including our WaterSecure subsidiary, in 2011 and 2012. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations and the results of its operations are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the second quarter 2012 compared to the second quarter 2011 excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, and of our Southern Flow subsidiary, which we sold in January 2011, the financial results of both of which are classified as discontinued operations in our financial statements.

Second Quarter 2012 Compared to Second Quarter 2011

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

	Quarter Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Utility and Energy Technologies:
Interactive Distributed Generation	$16,139	$12,725	$3,414	26.8%
Utility Infrastructure	12,912	11,510	1,402	12.2%
Energy Efficiency	8,816	5,851	2,965	50.7%

Total	$37,867	$30,086	$7,781	25.9%

Our consolidated revenues for the second quarter 2012 increased $7.8 million, or 25.9%, compared to the second quarter 2011 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Interactive Distributed Generation and Utility Infrastructure projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the second quarter 2012 over the second quarter 2011 consisted of a $3.4 million, or 26.8%, increase in revenues from Interactive Distributed Generation products and services, a $3.0 million, or 50.7%, increase in revenues from Energy Efficiency products, and a $1.4 million, or 12.2%, increase in revenues from Utility Infrastructure products and services. The increase in our Interactive Distributed Generation product sales and services reflects an increase in both our PowerSecure-owned recurring revenue systems and customer-owned project sales. During the second quarter 2012, 20.9% of our distributed generation revenues were derived from recurring revenue sales, an increase over the second quarter 2011 when 19.7% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Energy Efficiency sales and services in the second quarter 2012 compared to the second quarter 2011 primarily reflects an increase in revenues from our portfolio of LED lighting products including existing and new products that were introduced in 2010 and 2011 as well as an increase in the number of customers. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction.

The future level of our revenues will depend on the timing and degree of the recovery of the domestic economy, the health of the credit markets and the return to pre-recession levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders. The level and timing of our future revenues will also be affected by the amount and proportion of revenues coming from recurring revenue projects in the future, which results in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions due to the fact that our product offerings are largely discretionary investment items for our customers, and this factor can therefore subject new sales orders to delay or deferment especially when economic conditions are not positive.

Gross Profit and Gross Profit Margin

Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Utility and Energy Technologies:
Cost of Sales	$25,663	$20,780	$4,883	23.5%
Gross Profit	$12,204	$9,306	$2,898	31.1%
Gross Profit Margin	32.2%	30.9%

Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 23.5% increase in our consolidated cost of sales and services for the second quarter 2012 compared to the second quarter 2011, was driven by the increase in costs associated with the 25.9% increase in sales, together with the factors discussed below leading to the improvement in our gross profit margin.

Our Utility and Energy Technologies segment gross profit increased $2.9 million, or 31.1%, in the second quarter 2012 compared to the second quarter 2011. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the second quarter 2012 was 32.2%, an increase of 1.3 percentage points compared to the second quarter 2011. An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 20-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added product and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. Our gross profit margin improvement in the second quarter 2012 compared to the second quarter 2011 was driven by a higher percentage of revenues from our higher margin Distributed Generation and Energy Efficiency products and services. As is always the case, variability in our quarterly gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, and depreciation and amortization. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Consolidated Operating Expenses:
General and administrative	$9,093	$7,952	$1,141	14.3%
Selling, marketing and service	1,366	1,214	152	12.5%
Depreciation and amortization	1,136	802	334	41.6%

Total	$11,595	$9,968	$1,627	16.3%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the second quarter 2012, the year-over-year increase in operating expenses is due to incremental expenses we have invested in to expand and grow each of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These expenses support new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities, and also include increases in depreciation from capital expenditures for our Company-owned distributed generation systems. In the near term, we expect our operating costs, particularly our general and administrative expenses, to increase as we develop and integrate our PowerSecure Solar operations into our Interactive Distributed Generation operations. In the mid-term future, we expect the growth in our operating expenses to moderate as we implement cost reduction efforts to support our expected growth in more cost effective ways, and leverage our existing cost structure. In the longer term future, we expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues over time, and that growth will be dependent in large part upon future economic and market conditions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future improvements in economic and business conditions and the effects of such economic recovery on our revenues. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred in our Utility and Energy Technologies segment together with unallocated corporate general and administrative costs. The 14.3% increase in our consolidated general and administrative expenses in the second quarter 2012, as compared to the second quarter 2011, was due to investments in personnel, vehicles and other expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$5,106	$4,609	$497	10.8%
Vehicle lease and rental	654	577	77	13.3%
Insurance	266	156	110	70.5%
Rent-office and equipment	256	210	46	21.9%
Professional fees and consulting	133	157	(24)	(15.3)%
Travel	307	240	67	27.9%
Development costs	166	141	25	17.7%
Other	806	592	214	36.1%
Energy Services	—	—	—	n/m
Unallocated Corporate Costs	1,399	1,270	129	10.2%

Total	$9,093	$7,952	$1,141	14.3%

The increase in our personnel costs, vehicle lease and rental, insurance, travel and rental costs during the second quarter 2012 compared to the second quarter 2011 was due to staffing increases to support our recent and expected growth and investments in new and expanded business opportunities across each of our product and service areas of Distributed Generation, Energy Efficiency, and Utility Infrastructure. In the near-term, we expect our general and administrative expense levels to increase compared to our general and administrative expenses in the second quarter 2012 as we develop and integrate our PowerSecure Solar operations into our Interactive Distributed Generation operations. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. These costs increased year-over-year due primarily to costs incurred in connection with the recent acquisition of our PowerSecure Solar operations. We expect our unallocated corporate costs for the remainder of 2012 to remain at approximately the same or lower levels as we incurred during the second quarter 2012.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Utility and Energy Technologies segment. The 12.5% increase in selling, marketing and service expenses in the second quarter 2012, as compared to the second quarter 2011, was due to increases in compensation, travel, and advertising and promotion expenses. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$742	$588	$154	26.2%
Commission	312	413	(101)	(24.5)%
Travel	186	121	65	53.7%
Advertising and promotion	144	46	98	213.0%
Bad debt expense (recovery)	(18)	46	(64)	(139.1)%
Energy Services	—	—	—	n/m

Total	$1,366	$1,214	$152	12.5%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 41.6% increase in depreciation and amortization expenses in the second quarter 2012, as compared to the second quarter 2011, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment during 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

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

	Quarter Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(68)	(98)	30	(30.6)%

Segment total	(68)	(98)	30

Energy Services:
Gain on sale of unconsolidated affiliate	1,439	21,786	(20,347)	(93.4)%
Equity income	—	548	(548)	(100.0)%
Management fees	—	114	(114)	(100.0)%

Segment total	1,439	22,448	(21,009)

Unallocated Corporate:
Interest income and other income	23	22	1	4.5%
Interest expense	(48)	(46)	(2)	4.3%
Income tax benefit (provision)	(621)	(3,183)	2,562	(80.5)%

Segment total	(646)	(3,207)	2,561

Total	$725	$19,143	$(18,418)

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and the associated escrowed sales proceeds were received. These contingencies expired and were resolved in the second quarter 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during the second quarter 2012.

Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. We recorded no equity income during the second quarter 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any equity income from this source in the future.

Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. We recorded no management fees during the second quarter 2012 due to the sale of the WaterSecure operations on June 1, 2011, we will not record any management fees from this source in the future.

Interest Income and Other Income. Interest income and other income for each segment consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income increased slightly during the second quarter 2012, as compared to the second quarter 2011. This slight increase was attributable to an increase in interest-bearing cash and cash equivalent balances in the second quarter 2012 compared to the second quarter 2011. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities, term loan and capital leases. In total, interest expense decreased during the second quarter 2012, as compared to the second quarter 2011. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year together with a reduction in interest associated with decreased borrowings under the revolving portion of our credit facility during the second quarter 2012, partially offset by the interest associated with our term loan we completed on February 7, 2012. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Utility and Energy Technologies segment.

Income Taxes. The income tax provision or benefit we record is the result of applying our annual effective tax rate by our net income or loss. Our effective tax rate and our income tax provision or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax asset, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate in the second quarter 2012 increased, as compared to the second quarter 2011, as we expect our effective tax rate in 2012 will more closely approximate statutory rates.

Non-controlling Interest. We acquired a 67% controlling ownership interest in IES on April 1, 2010 and we acquired a 90% controlling ownership interest in PowerSecure Solar effective June 2, 2012. We record the full amount of income or loss from IES and PowerSecure Solar in our consolidated statements of operations. The non-controlling ownership interests in the income or loss of IES and PowerSecure Solar is reflected as a reduction or addition to net income or losses to derive income attributable to PowerSecure International stockholders. The increase in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the second quarter 2012, as compared to the second quarter 2011, is a result of increased development activities at IES to bring a broader complement of new lighting products to market as well as transitional expenses at our newly acquired PowerSecure Solar operations.

Six Month Period 2012 Compared to Six Month Period 2011

Revenues

The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Utility and Energy Technologies:
Interactive Distributed Generation	$28,644	$23,870	$4,774	20.0%
Utility Infrastructure	26,040	19,087	6,953	36.4%
Energy Efficiency	16,368	10,784	5,584	51.8%

Total	$71,052	$53,741	$17,311	32.2%

Our consolidated revenues for the six month period 2012 increased $17.3 million, or 32.2%, compared to the six month period 2011 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Interactive Distributed Generation and Utility Infrastructure projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the six month period 2012 over the six month period 2011 consisted of a $7.0 million, or 36.4%, increase in revenues from Utility Infrastructure products and services, a $5.6 million, or 51.8%, increase in revenues from Energy Efficiency products, and a $4.8 million, or 20.0%, increase in revenues from Interactive Distributed Generation products and services. The increase in our Interactive Distributed Generation product sales and services reflects an increase in both our PowerSecure-owned recurring revenue systems and customer-owned project sales. During the six month period 2012, 22.6% of our distributed generation revenues were derived from recurring revenue sales, an increase over the six month period 2011 when 18.3% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction. The increase in our Energy Efficiency sales and services in the six month period 2012 compared to the six month period 2011 primarily reflects an increase in revenues from our portfolio of LED lighting products including existing and new products that were introduced in 2010 and 2011 as well as an increase in the number of customers. The increase in our Energy Efficiency sales and services in the six month period 2012 compared to the six month period 2011 reflects both an increase in the number of customers as well as an increase in revenues from our portfolio of LED lighting products including existing and new products that were introduced in 2010 and 2011.

Gross Profit and Gross Profit Margin

The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Utility and Energy Technologies:
Cost of Sales	$49,293	$36,706	$12,587	34.3%
Gross Profit	$21,759	$17,035	$4,724	27.7%
Gross Profit Margin	30.6%	31.7%

The 34.3% increase in our consolidated cost of sales and services for the six month period 2012 compared to the six month period 2011, was driven by the increase in costs associated with the 32.2% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.

Our Utility and Energy Technologies segment gross profit increased $4.7 million, or 27.7%, in the six month period 2012 compared to the six month period 2011. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the six month period 2012 was 30.6%, a decrease of 1.1 percentage points compared to the six month period 2011. An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 20-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added product and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. Our lower gross profit margins in the six month period 2012 compared to the six month period 2011 were due to an increase in the growth and amount of Utility Infrastructure revenue in the six month period 2012, which is generally our lowest gross margin product and service category. In addition, gross margins were negatively impacted by the mild winter weather early in the six month period of 2012, which caused Utility Infrastructure workloads to be reduced at certain utilities and the redeployment of those crews to other utilities and projects. Therefore, although Utility Infrastructure revenues increased significantly compared to the same period in 2011, inefficiencies in cost of sales related to the demobilization and redeployment of crews negatively impacted six month period 2012 gross margin results. As is always the case, variability in our quarterly gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Consolidated Operating Expenses:
General and administrative	$17,738	$15,633	$2,105	13.5%
Selling, marketing and service	2,424	2,368	56	2.4%
Depreciation and amortization	2,221	1,575	646	41.0%

Total	$22,383	$19,576	$2,807	14.3%

During the six month period 2012, the year-over-year increase in operating expenses is due to incremental expenses to expand and grow each of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These expenses support new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities, and also include increases in depreciation from capital expenditures for our Company-owned distributed generation systems. In the near term, we expect our operating costs, particularly our general and administrative expenses, to increase as we develop and integrate our PowerSecure Solar operations into our Interactive Distributed Generation operations. In the mid-term future, we expect the growth in our operating expenses to moderate as we implement cost reduction efforts to support our expected growth in more cost effective ways, and leverage our existing cost structure. In the longer term future, we expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues over time, and that growth will be dependent in large part upon future economic and market conditions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future improvements in economic and business conditions and the effects of such economic recovery on our revenues. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. The 13.5% increase in our consolidated general and administrative expenses in the six month period 2012, as compared to the six month period 2011, was due to investments in personnel, vehicles and other expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$9,917	$8,938	$979	11.0%
Vehicle lease and rental	1,322	1,080	242	22.4%
Insurance	563	304	259	85.2%
Rent-office and equipment	499	419	80	19.1%
Professional fees and consulting	315	373	(58)	(15.5)%
Travel	615	512	103	20.1%
Development costs	299	302	(3)	(1.0)%
Other	1,613	1,238	375	30.3%
Energy Services	—	—	—	n/m
Unallocated Corporate Costs	2,595	2,467	128	5.2%

Total	$17,738	$15,633	$2,105	13.5%

The increase in our personnel costs, vehicle lease and rental, insurance, travel and rental costs during the six month period 2012 compared to the six month period 2011 was due to staffing increases to support our recent and expected growth and investments in new and expanded business opportunities across each of our product and service areas of

Distributed Generation, Energy Efficiency, and Utility Infrastructure. Other general and administrative expenses including professional and consulting fees and development costs decreased as a result of cost control efforts undertaken earlier in the first quarter of 2012. In the near term, we expect our general and administrative expenses, to increase as we develop and integrate our recently acquired PowerSecure Solar operations into our distributed generation operations. In the longer term future, we expect our general and administrative expenses to grow to support the growth of our business, although at a lower growth rate than revenues over time as we strive to leverage our cost structure and deliver higher operating profit margins.

The increase in our unallocated corporate general and administrative expenses during the six month period 2012 as compared to the six month period 2011 was due primarily to costs incurred in connection with the recent acquisition of our PowerSecure Solar operations. We expect our unallocated corporate costs for the remainder of 2012 to remain at approximately the same or slightly lower levels as we incurred during the six month period 2012.

Selling, Marketing and Service Expenses. The 2.4% increase in selling, marketing and service expenses in the six month period 2012, as compared to the six month period 2011, was due to an increase in travel and advertising and promotion expense, partially offset by recovery of bad debt and compensation costs. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Six Months Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$1,402	$1,246	$156	12.5%
Commission	406	644	(238)	(37.0)%
Travel	377	292	85	29.1%
Advertising and promotion	291	144	147	102.1%
Bad debt expense (recovery)	(52)	42	(94)	(223.8)%
Energy Services	—	—	—	n/m

Total	$2,424	$2,368	$56	2.4%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. The 41.0% increase in depreciation and amortization expenses in the six month period 2012, as compared to the six month period 2011, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment during 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

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

	Six Months Ended June 30,		Period-over-Period Difference
	2012	2011	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(130)	(187)	57	(30.5)%

Segment total	(130)	(187)	57

Energy Services:
Gain on sale of unconsolidated affiliate	1,439	21,786	(20,347)	(93.4)%
Equity income	—	1,559	(1,559)	(100.0)%
Management fees	—	282	(282)	(100.0)%

Segment total	1,439	23,627	(22,188)

Unallocated Corporate:
Interest income and other income	45	42	3	7.1%
Interest expense	(94)	(99)	5	(5.1)%
Income tax benefit (provision)	(228)	(3,230)	3,002	(92.9)%

Segment total	(277)	(3,287)	3,010

Total	$1,032	$20,153	$(19,121)

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and associated escrowed sales proceeds were received. These contingencies expired and were resolved in the second quarter 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during the six month period 2012.

Equity Income. We recorded no equity income during the six month period 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any equity income from this source in the future.

Management Fees. We recorded no management fees during the six month period 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any management fees from this source in the future.

Interest Income and Other Income. In total, interest income and other income increased slightly during the six month period 2012, as compared to the six month period 2011. This slight increase was attributable to an increase in interest-bearing cash and cash equivalent balances in the six month period 2012 compared to the six month period 2011. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. In total, interest expense decreased during the six month period 2012, as compared to the six month period 2011. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year together with a reduction in interest associated with decreased borrowings under the revolving portion of our credit facility during the six month period 2012, partially offset by the interest associated with our term loan we completed on February 7, 2012. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Utility and Energy Technologies segment.

Income Taxes. Our overall effective tax rate in the six month period 2012 increased, as compared to the six month period 2011, as we expect our effective tax rate in 2012 will more closely approximate statutory rates.

Non-controlling Interest. The increase in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the six month period 2012, as compared to the six month period 2011, is a result of increased development activities at IES to bring a broader complement of new lighting products to market as well as transitional expenses at our newly acquired PowerSecure Solar operations.

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

•

our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment;

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

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations;

•	the effects of litigation, warranty claims and other claims and proceedings;

•	our ability to make and obtain the expected benefits from the development or acquisition of technology or businesses, and the costs related to such development or acquisitions; and

•

our ability to achieve and maintain a positive safety record, due to the importance of safety on attracting and retaining quality employees, maintaining positive financial performance, and attracting and retaining utility and customer contracts.

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

Liquidity and Capital Resources

Overview

We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, leasing, and proceeds from private and public sales of equity. On a going forward basis, we expect to require capital primarily to finance our:

•	operations;

•	inventory;

•	accounts receivable;

•	property and equipment expenditures, including capital expenditures related to distributed generation PowerSecure-owned recurring revenue projects;

•	software purchases or development;

•	debt service requirements;

•	lease obligations;

•	deferred compensation obligations;

•	business and technology acquisitions and other growth transactions; and

•	stock repurchases.

Working Capital

At June 30, 2012, we had working capital of $65.0 million, including $23.7 million in cash and cash equivalents, compared to working capital of $69.4 million, including $24.6 million in cash and cash equivalents at December 31, 2011. Changes in the components of our working capital from December 31, 2011 to June 30, 2012 and from December 31, 2010 to June 30, 2011 are explained in greater detail below. At both June 30, 2012 and December 31, 2011, we had $20.0 million of available and unused borrowing capacity from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$3,800	$(11,723)
Net cash provided by (used in) investing activities	(5,609)	32,817
Net cash provided by financing activities	910	6,852

Net increase (decrease) in cash and cash equivalents	$(899)	$27,946

Cash Provided by (Used in) Operating Activities

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

Cash provided by operating activities of $3.8 million for the six month period 2012 included the effects of the following:

•	our income from continuing operations of $0.4 million;

•	gain on sale of unconsolidated affiliate of $1.4 million;

•	non-cash charges of $2.2 million in depreciation and amortization;

•	stock-based compensation expense of $0.6 million;

•	a decrease of $4.4 million in accounts receivable;

•	a decrease of $0.9 million in inventories;

•	a decrease of $0.4 million of accounts payable;

•	a decrease of $3.0 million of accrued expenses; and

•	cash provided by discontinued operations of $0.1 million.

Cash used in operating activities of $11.7 million for the six month period 2011 included the effects of the following:

•	our income from continuing operations of $17.6 million;

•	gain on sale of unconsolidated affiliate of $21.8 million;

•	non-cash charges of $1.6 million in depreciation and amortization;

•	stock-based compensation expense of $0.9 million;

•	non-cash equity income from our WaterSecure operations of $1.6 million partially offset by cash distributions from those operations of $0.6 million;

•	an increase of $12.6 million in accounts receivable;

•	an increase of $1.0 million in inventories;

•	a decrease of $1.2 million in deferred income taxes;

•	a net decrease of $2.0 million in other assets and liabilities;

•	a decrease of $1.1 million of accounts payable;

•	an increase of $3.5 million of accrued expenses; and

•	cash used in discontinued operations of $1.1 million.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $5.6 million in the six month period 2012 and cash provided by investing activities was $32.8 million in the six month period 2011. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the six month period 2012, we used $3.5 to million to acquire a 90% ownership interest in PowerSecure Solar, we used $2.3 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $1.2 million principally to acquire operational assets, and we received $1.4 million from the sale of our WaterSecure operations. During the six month period 2011, we received $25.6 million from the sale of our WaterSecure operations, we received $16.5 million from the sale of our Southern Flow business, we used $7.6 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $1.7 million principally to acquire operational assets.

Cash Provided by Financing Activities

Cash provided by financing activities was $0.9 million in the six month period 2012 and cash provided by financing activities was $6.9 million in the six month period 2011. During the six month period 2012, we received $2.4 million proceeds from a term loan, we used $1.0 million to repurchase shares of our common stock and we used $0.5 million to repay our capital lease and term loan obligations. During the six month period 2011, we received $5.0 million from borrowings on our credit facility, we received $2.1 million from sale leaseback transactions, we received $0.3 million from the exercise of stock options, we used $0.2 million to repurchase our common stock, and we used $0.4 million to repay our capital lease obligations.

Capital Spending

Our capital expenditures during the six month period 2012 were approximately $3.5 million, of which we used $2.3 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $1.2 million to purchase equipment and other capital items. Our capital expenditures during the six month period 2011 were approximately $9.3 million, of which we used $7.6 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $1.7 million to purchase equipment and other capital items.

We anticipate making capital expenditures of approximately $7-10 million for fiscal year 2012, although customer demand for our Interactive Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support our growth.

Indebtedness

Line of Credit. We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At June 30, 2012 and December 31, 2011, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012.

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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants made by us. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of June 30, 2012, we were in compliance with these financial covenants.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the six months ended, June 30, 2012 or at December 31, 2011 or at August 6, 2012. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan. The credit agreement also provides for a five year term loan of up to $2.6 million, and we completed the financing of a $2.4 million term loan under this provision on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments of $40 thousand, plus interest, on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016. The outstanding balance on our term loan was $2.3 million at June 30, 2012.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at June 30, 2012 and December 31, 2011 was $3.2 million and $3.6 million, respectively.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at June 30, 2012, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in February 2012, we completed a $2.4 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have a deferred compensation obligation; and we have a non-compete agreement providing for on-going payments. At June 30, 2012, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $1.0 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of June 30, 2012, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2012	1-3 Years	4-5 Years	More than 5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loan (2)	2,632	120	467	2,045	—
Capital lease obligations (2)	3,553	508	2,030	1,015	—
Operating leases	10,791	1,362	4,805	3,320	1,304
Deferred compensation (3)	2,661	—	—	2,661	—
Non-compete agreement	300	—	200	100	—
Series B preferred stock	104	104	—	—	—

Total	$20,041	$2,094	$7,502	$9,141	$1,304

(1)	Total repayments are based upon borrowings outstanding as of June 30, 2012, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loan at the interest rate in effect as of June 30, 2012 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Off-Balance Sheet Arrangements

During the second quarter 2012, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Testing Indefinite-Lived Intangible Assets for Impairment – In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performance for fiscal years beginning after September 15, 2012, with early adoption allowed. We do not expect the adoption of this standard will have a material effect on our financial position or results of operations.

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

At June 30, 2012, our cash and cash equivalent balance was approximately $23.7 million and we had no outstanding balance on the revolving portion of our credit facility. On February 7, 2012, we borrowed $2.4 million on a term loan under the credit facility. Our credit facility, which is comprised of a revolving credit line and a term loan, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility.

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

Foreign Exchange Risk. Since substantially all of our revenues, expenses and capital spending are transacted in U.S. dollars, we face minimal exposure to adverse movements in foreign currency exchange rates. However, if our international operations expand in the future, then our exposure to foreign currency risks could increase, which could materially affect our financial condition and results of operations. In addition, because our EfficientLights and PowerSecure Solar business purchases component parts manufactured in China, then to the extent international tax or tariff rates or the U.S. Dollar exchange rate with the Chinese Yuan changes significantly, our business and results of operations could be materially impacted.

We do not use derivative financial instruments to manage or hedge our exposure to interest rate changes, foreign currency exchange risks or other market risks, or for trading or other speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which have not materially changed as of the date of this report, except for the addition of the following risk factor:

We have recently acquired a distributed solar energy business and added solar energy systems as a product line in our distributed generation area, so we now face a variety of risks and uncertainties related to solar technologies, the industry generally, and our solar business specifically that could adversely affect our operating results if they materialize.

In June 2012, we acquired our distributed solar energy business, adding this capability to our distributed generation area, and we operate it through Southern Energy Management PowerSecure, LLC, of which we own a 90% interest. Accordingly, we have limited experience in the solar power business on which to base our prospects and anticipated results of operations. In addition, we face a number of risks inherent in the solar business, including but not limited to the following:

•

While the demand for solar installations is emerging and rapidly evolving, its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand fails to develop sufficiently, we may not be able to generate enough revenues to achieve and sustain it as a profitable product line. The factors influencing the widespread adoption of solar power technology include cost-effectiveness, performance, and reliability; the availability of government subsidies and incentives; the desire of utilities and commercial, industrial, and institutional customers to invest in alternative “green” energy technology; and fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources; and the willingness and ability of customers to make significant capital expenditures to purchase the products.

•

The reduction, elimination, or expiration of government tax and economic incentives could adversely affect our ability to achieve sales and market share in the solar business, because we believe that the near-term growth of the solar market depends in large part on the availability and size of government and economic incentives. To encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Additionally, many state governments have adopted, or endorse, or encourage utilities to achieve certain renewable portfolio standards and goals which have driven the adoption of solar and other alternative energy technologies. The reduction, elimination, or expiration of these standards could negatively impact demand for solar technology generally and our solar energy product line specifically.

•

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers. Depending on the status of financial markets, companies may be unwilling or unable to finance the cost of construction of solar projects. We often act as the general contractor for our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

•

Many of our customers require long-term performance guarantees by us that guarantee certain levels of energy output from the systems we install. Due to general risks inherent in the performance of solar systems, including unexpected performance problems or other events could cause us to fail to meet these performance criteria, we could face significant revenue and earnings losses and financial penalties.

•

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power technology, which may significantly reduce demand for our solar energy systems. These regulations and policies are being modified and may continue to be modified, including tariffs and taxes related to international trade matters involving solar panel prices. Our costs and customer purchases of solar power technology could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar energy systems. Any new government regulations or utility policies pertaining to our solar energy systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar energy systems.

•

These regulations and policies are being modified and may continue to be modified. Customer purchases of solar power technology could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar energy systems. Any new government regulations or utility policies pertaining to our solar energy systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar energy systems.

•

Problems with product quality or product performance of systems we engineer and install could result in a decrease in customers and revenue, unexpected expenses and loss of market share. The components we purchase for our systems are complex and may contain undetected errors or defects. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver solar energy systems with errors or defects, or if there is a perception that such solar energy systems or their components, including solar panels we source from third parties, contain errors or defects, our credibility and the market acceptance and sales of our solar energy systems could be harmed. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline. We may need to indemnify customers in some circumstances against liability from defects in our solar energy systems. In addition, we may be subject to product liability claims in the event that our solar energy systems fail to perform as expected or if a failure of our solar energy systems results, or is alleged to result, in bodily injury, property damage or other damages.

•

Since the solar energy systems we purchase and sell, and their associated components, including solar panels, cannot be tested for the duration of their standard multi-year warranty period, we may be subject to unexpected warranty expense and product liability claims that our vendors do not cover. Additionally, the solar panel manufacturing industry is undergoing a significant economic downturn, driven largely by decreasing panel prices, and this has weakened the financial health of many of the panel manufacturers. The current standard product warranty for the solar energy systems we sell includes a warranty period of generally one to five years for defects in material and workmanship, a warranty period of generally ten to twenty years for declines in power performance, and a warranty period of generally fifteen to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. Due to the long warranty period and even though we pass through manufacturers’ warranties from the manufacturer, we may bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Any warranty claims that the manufacturer does not cover could cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results.

•

Technological changes in the solar power industry could render the solar energy systems we intend to engineer and install uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our success in developing and growing a profitable distributed solar energy business depends in large part on our ability to anticipate and effectively manage these and other risks and uncertainties, many of which are outside of our control. Any of these risks could materially and adversely affect our solar operations and distributed generation business, and consequently, our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of our shares of common stock during the three monthly periods ending June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1, 2012 - April 30, 2012	—	$—	—	$4,447,584
May 1, 2012 - May 31, 2012	—	$—	—	4,447,584
June 1, 2012 - June 30, 2012	133,700	$4.55	133,700	3,839,133

Total	133,700	$4.55	133,700	$3,839,133

(1)	From time to time, we withhold shares of our common stock from employees to satisfy tax withholding obligations with respect to the vesting of restricted stock awards granted under our 1998 Stock Incentive Plan, as amended and restated. We did not withhold any such shares during the three monthly periods ending June 30, 2012.
(2)	The price paid per share with respect to shares withheld to satisfy tax withholding obligations as referred to in note (1) above, if any, is based on the closing sales price of our common stock on the vesting date, as reported on The NASDAQ Global Select Market.
(3)	On November 1, 2011, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5.0 million in shares of our common stock. Our Board of Directors’ authorization specifies the maximum dollar amount but not the maximum number of shares to be repurchased. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. The stock repurchase program may continue for a period of up to 24 months after authorization, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our Board of Directors.

Item 6.	Exhibits

(2.1)	Asset Contribution and Sale Agreement, dated as of June 5, 2012, among Southern Energy Management PowerSecure, LLC, Southern Energy Management, Inc., Robert S. Kingery and Maria T. Kingery (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed June 6, 2012.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished herewith and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to liability under these sections, and is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: August 6, 2012	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: August 6, 2012	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Assistant Secretary