Form 10-Q
period 2012-09-30
POWERSECURE INTERNATIONAL, INC.
filed 2012-11-07
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 1, 2012, 18,308,652 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$22,550	$24,606
Trade receivables, net of allowance for doubtful accounts of $136 and $174, respectively	46,583	46,163
Assets of discontinued operations held for sale	—	380
Inventories	21,294	20,290
Income taxes receivable	17	439
Current deferred income taxes	650	650
Prepaid expenses and other current assets	846	1,128

Total current assets	91,940	93,656

Property, plant and equipment:
Equipment	42,588	38,441
Furniture and fixtures	348	283
Land, building and improvements	5,901	5,885

Total property, plant and equipment, at cost	48,837	44,609
Less accumulated depreciation and amortization	11,084	8,281

Property, plant and equipment, net	37,753	36,328

Other assets:
Goodwill	12,884	7,970
Deferred income taxes, net of current portion	266	266
Restricted annuity contract	2,429	2,376
Intangible rights and capitalized software costs, net of accumulated amortization of $3,580 and $3,070, respectively	1,434	1,642
Investment in unconsolidated affiliate	—	6
Other assets	652	331

Total other assets	17,665	12,591

Total Assets	$147,358	$142,575

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30, 2012	December 31, 2011
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,695	$6,894
Accrued and other liabilities	16,044	16,129
Accrued restructuring and cost reduction liabilities	1,318	—
Liabilities of discontinued operations held for sale	—	125
Current unrecognized tax benefit	242	287
Current portion of term loan	160	—
Current portion of capital lease obligations	874	840

Total current liabilities	28,333	24,275

Long-term liabilities:
Revolving line of credit	—	—
Term loan, net of current portion	2,120	—
Capital lease obligations, net of current portion	2,147	2,807
Unrecognized tax benefit	640	731
Other long-term liabilities	2,464	2,300

Total long-term liabilities	7,371	5,838

Commitments and contingencies (Notes 5, 9 and 11)

Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock—undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock—Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 and 25,000,000 shares authorized, respectively; 18,475,883 and 18,908,412 shares issued and outstanding, respectively	185	189
Additional paid-in-capital	114,801	116,803
Accumulated deficit	(3,917)	(5,439)

Total PowerSecure International, Inc. stockholders’ equity	111,069	111,553
Non-controlling interest	585	909

Total stockholders’ equity	111,654	112,462

Total Liabilities and Stockholders’ Equity	$147,358	$142,575

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$44,236	$36,585	$115,288	$90,326
Cost of sales	30,360	25,372	79,653	62,078

Gross profit	13,876	11,213	35,635	28,248

Operating expenses:
General and administrative	9,012	8,714	26,750	24,347
Selling, marketing and service	1,615	1,197	4,039	3,565
Depreciation and amortization	1,211	857	3,432	2,432
Restructuring and cost reduction charges	1,548	—	1,548	—

Total operating expenses	13,386	10,768	35,769	30,344

Operating income (loss)	490	445	(134)	(2,096)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	44	1,439	21,830
Equity income from unconsolidated affiliate	—	—	—	1,559
Management fees	—	—	—	282
Interest income and other income	22	31	67	73
Interest expense	(114)	(168)	(338)	(454)

Income before income taxes	398	352	1,034	21,194
Income tax benefit (provision)	(119)	453	(347)	(2,777)

Income from continuing operations	279	805	687	18,417

Discontinued operations (Note 5):
Income (loss) from operations, net of tax	11	(63)	78	(1,666)
Gain on disposal, net of tax	—	—	—	5,636

Income (loss) from discontinued operations, net of tax	11	(63)	78	3,970

Net income	290	742	765	22,387
Net loss attributable to non-controlling interest	192	230	757	573

Net income attributable to PowerSecure International, Inc.	$482	$972	$1,522	$22,960

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations, net of tax	$471	$1,035	$1,444	$18,990
Income (loss) from discontinued operations, net of tax	11	(63)	78	3,970

Net income	$482	$972	$1,522	$22,960

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.03	$0.05	$0.08	$1.01
Income (loss) from discontinued operations	—	—	—	0.21

Net income attributable to PowerSecure International, Inc. common stockholders	$0.03	$0.05	$0.08	$1.22

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.03	$0.05	$0.08	$0.99
Income (loss) from discontinued operations	—	—	—	0.21

Net income attributable to PowerSecure International, Inc. common stockholders	$0.03	$0.05	$0.08	$1.20

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months
	Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$765	$22,387
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unconsolidated affiliate	(1,439)	(21,830)
Income from discontinued operations	(78)	(3,970)
Depreciation and amortization	3,432	2,432
Stock compensation expense	755	1,376
Loss on disposal of miscellaneous assets	68	36
Equity in income of unconsolidated affiliate	—	(1,559)
Distributions from unconsolidated affiliate	—	1,537
Changes in operating assets and liabilities, net of effect of acquisition:
Trade receivables, net	900	(18,032)
Inventories	(903)	570
Deferred income taxes	—	1,154
Other current assets and liabilities	659	(248)
Other noncurrent assets and liabilities	(302)	1,163
Accounts payable	2,125	111
Accrued and other liabilities	(1,884)	5,537
Accrued restructuring and cost reduction liabilities	1,318	—

Net cash provided by (used in) continuing operations	5,416	(9,336)
Net cash provided by (used in) discontinued operations	334	(1,215)

Net cash provided by (used in) operating activities	5,750	(10,551)

Cash flows from investing activities:

Acquisition	(3,523)	—
Purchases of property, plant and equipment	(4,367)	(13,740)
Additions to intangible rights and software development	(267)	(365)
Proceeds from sale of property, plant and equipment	15	12
Proceeds from sale of unconsolidated affiliate	1,445	25,974
Proceeds from sale of discontinued operations	—	16,515
Discontinued operations investing activities	—	(3)

Net cash provided by (used in) investing activities	(6,697)	28,393

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	5,000
Proceeds from term loan borrowings	2,400	—
Proceeds from sale leaseback transactions	—	2,097
Payments on term loan	(120)	—
Payments on capital lease obligations	(626)	(593)
Repurchases of common stock	(2,786)	(166)
Proceeds from stock option exercises	23	310

Net cash provided by (used in) financing activities	(1,109)	6,648

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,056)	24,490
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,606	8,202

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,550	$32,692

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011 and

For the Three and Nine Month Periods Ended September 30, 2012 and 2011

(all amounts in thousands unless otherwise designated, except per share data)

1. Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contains our non-core business operations. We divested the operations of our Energy Services segment over the last several years, with the final divestitures completed in 2011.

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

Until the divestitures of the last of our non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure held a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and the proceeds from the sale and the liquidation of its remaining assets were distributed to MM 1995-2’s shareholders, including our WaterSecure subsidiary, in 2011 and 2012. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations in the accompanying consolidated financial statements. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011.

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

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of September 30, 2012 and the consolidated results of our operations and cash flows for the three and nine months ended September 30, 2012 and September 30, 2011.

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

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012
	IES	PowerSecure Solar	Total
Balance, December 31, 2011	$909	$—	$909
Capital contribution	—	433	433
Income (loss)	(803)	46	(757)

Balance, September 30, 2012	$106	$479	$585

	Nine Months Ended September 30, 2011
	IES	PowerSecure Solar	Total
Balance, December 31, 2010	$1,755	$—	$1,755
Capital contribution	—	—	—
Income (loss)	(573)	—	(573)

Balance, September 30, 2011	$1,182	$—	$1,182

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

In applying the percentage-of-completion method to our distributed generation turn-key projects, including our traditional distributed generation projects and our solar projects, we have identified the key output project phases that are standard components of these projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of costs incurred and the value added to the overall project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turnkey product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the construction project and is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues (and associated project costs) and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.

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

Warranty Reserve –We provide a standard warranty for our distributed generation equipment, switchgear equipment, utility infrastructure equipment, and our LED products, which generally range between one and five years. In addition, we offer extended warranty terms on certain distributed generation turn-key and switchgear projects. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities at September 30, 2012 and December 31, 2011 was $1.5 million and $1.1 million, respectively.

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended September 30, 2012 and 2011 was $179 thousand and $450 thousand, respectively. Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the nine months ended September 30, 2012 and 2011 was $755 thousand and $1,376 thousand, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income from continuing operations	$471	$1,035	$1,444	$18,990
Income (loss) from discontinued operations	11	(63)	78	3,970

Net income	$482	$972	$1,522	$22,960

Basic weighted-average common shares outstanding in period	18,676	18,966	18,807	18,848
Dilutive effect of stock options	117	197	118	274

Diluted weighted-average common shares outstanding in period	18,793	19,163	18,925	19,122

Basic earnings per common share:
Income from continuing operations	$0.03	$0.05	$0.08	$1.01
Income (loss) from discontinued operations	0.00	(0.00)	0.00	0.21

Basic earnings per common share	$0.03	$0.05	$0.08	$1.22

Diluted earnings per common share:
Income from continuing operations	$0.03	$0.05	$0.08	$0.99
Income (loss) from discontinued operations	0.00	(0.00)	0.00	0.21

Diluted earnings per common share	$0.03	$0.05	$0.08	$1.20

4. Acquisition

On June 5, 2012, we acquired a distributed solar energy business, adding this capability to our distributed generation system platform. Our new capabilities were acquired through the acquisition of the utility, commercial and industrial solar energy business of Southern Energy Management, Inc., a North Carolina corporation (the “Seller”). Our decision to offer solar solutions resulted from a thorough evaluation of the industry and of the improved economics of distributed solar energy systems. We believe the decrease in the cost of solar panels (which we do not produce), and corresponding increases in their energy efficiency, in conjunction with our highly efficient distributed generation systems, provides us with a sustainable market opportunity to participate in the downstream segment of the solar business, and bring solar energy projects to our customers and utility partners. We began offering utilities and their large commercial and industrial customers solar energy distributed generation systems immediately after the acquisition, and took over the installation of several significant projects the Seller had in process, including a 4.5 megawatt system.

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

The effective date of the acquisition of the Acquired Business was June 2, 2012. Total revenues and pre-tax income from PowerSecure Solar since the effective date of acquisition included in the accompanying consolidated statements of operations for the nine month period ended September 30, 2012 was $6.2 million and $457 thousand, respectively. Additional acquisition-related costs in the amount of $128 thousand were recognized as an expense during the nine month period ended September 30, 2012, and are included in general and administrative expense in the accompanying consolidated statements of operations.

After the acquisition, we own 90% of the membership interests in, and control the management of, PowerSecure Solar. The Seller owns a 10% non-controlling interest in PowerSecure Solar and retained its business selling solar photovoltaic power systems and solar thermal energy to residential customers and small merchants and professional service providers.

Under the terms of the organizational documents for PowerSecure Solar, we have the option (the “Call Option”), commencing in June 2014, to purchase the remaining 10% membership interest in PowerSecure Solar held by the Seller or by any other non-controlling members at the time at a purchase price based on the greater of (i) a formula of five times the trailing four quarters earnings before interest, taxes, depreciation and amortization of PowerSecure Solar, excluding income attributable to sales of Company-owned projects (“Trailing 12 Month EBITDA”), multiplied by its percentage interest in PowerSecure Solar, or (ii) $1.0 million. The purchase price of the Call Option is payable in either cash or shares of our common stock, at our discretion. In the event of a change in control of us or the Seller, then the commencement of the Call Option will be accelerated.

In addition, the Seller has the right, commencing in June 2016, to require us to purchase its membership interest for a purchase price equal to three times PowerSecure Solar’s Trailing 12 Month EBITDA multiplied by its percentage interest in PowerSecure Solar, less net capital infusions by us into PowerSecure Solar after the closing, which purchase price is payable in either cash or shares of our common stock, at our discretion. The Seller also has the right to join in a sale by us of a majority of our interest in PowerSecure Solar, and we can require the Seller to join in any sale of all of its interests in PowerSecure Solar, in each case on the same terms by Seller as by us.

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

$3,523

The goodwill of $4.9 million arising from the acquisition consists largely of the assembled workforce of PowerSecure Solar, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and PowerSecure Solar. All of the goodwill was assigned to our Utility and Energy Technologies segment and is expected to be deductible for tax purposes. The non-controlling interest in PowerSecure Solar in the amount of $433 thousand was valued using a combination of an income approach and a market approach using assumptions, including a discount rate and a terminal value, that are not observable in the market.

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2011, is as follows:

	PowerSecure International Inc.
	Pro Forma
	Nine Months Ended
	September 30,
	2012	2011
Revenues	$121,824	$107,136

Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$578	$18,752
Net income	$656	$22,722

Diluted earnings per common share:
Income from continuing operations	$0.03	$0.98
Net income	$0.03	$1.19

The supplemental pro forma information above is based on estimates and assumptions, which we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2011. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the nine months ended September 30, 2012 were adjusted to exclude $128 thousand of acquisition-related costs incurred in 2012.

5. Restructuring and Cost Reduction Program

During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program is to reduce expenses as a percentage of revenues in future periods thereby improving our operating margin. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction charges of $1.5 million during the three and nine months ended September 30, 2012, consisting primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. A total of $1.0 million of the restructuring and cost reduction charges were incurred at our Utility and Energy Technologies segment and the remaining $0.5 million of restructuring and cost reduction charges were incurred at the Corporate level. We estimate additional charges during the fourth quarter 2012 and potentially into 2013 in the amount of approximately $0.6—$1.0 million, the majority of which we expect will be incurred at our Utility and Energy Technologies segment. We expect the cost reduction program will be completed in early 2013. The following table summarizes the restructuring and cost reduction plan activities and the balance of our accrued restructuring and cost reduction liabilities at and for the nine month period ended September 30, 2012:

	Employee	Employment
	Termination	Arrangement
	Costs	Revisions	Total
Accrued restructuring and cost reduction liabilities, January 1, 2012	$—	$—	$—
Costs incurred and charged to expense	534	1,014	1,548
Cash payments	(230)	—	(230)

Accrued restructuring and cost reduction liabilities, September 30, 2012	$304	$1,014	$1,318

The balance of accrued restructuring and cost reduction plan liabilities at September 30, 2012 is included in current liabilities in our Consolidated Balance Sheet. We expect the majority of the balance of our accrued restructuring plan liabilities at September 30, 2012 will be paid during the fourth quarter 2012.

6. Discontinued Operations

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

The results of PowerPackages discontinued operations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
PowerPackages Discontinued Operations:
Total revenues	$250	$1,645	$586	$1,834
Cost of sales and operating expenses	233	1,747	460	4,514

Income (loss) before income taxes	17	(102)	126	(2,680)
Income tax benefit (provision)	(6)	39	(48)	1,014

Income (loss) from operations	11	(63)	78	(1,666)
Gain on disposal	—	—	—	—
Income tax on disposal	—	—	—	—

Income (loss) from discontinued operations	$11	$(63)	$78	$(1,666)

The following assets and liabilities of PowerPackages were segregated and included in Assets and Liabilities of discontinued operations held for sale, as appropriate, in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
PowerPackages Assets and Liabilities:
Inventories	$—	$380
Other assets	—	—

Assets of discontinued operations	$—	$380

Accrued and other liabilities	$—	$125
Other liabilities	—	—

Liabilities of discontinued operations	$—	$125

The results of Southern Flow discontinued operations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Southern Flow Discontinued Operations:
Total revenues	$—	$—	$—	$—
Cost of sales and operating expenses	—	—	—	—

Income (loss) before income taxes	—	—	—	—
Income tax benefit (provision)	—	—	—	—

Income (loss) from operations	—	—	—	—
Gain on disposal	—	—	—	5,538
Income tax benefit on disposal	—	—	—	98

Income (loss) from discontinued operations	$—	$—	$—	$5,636

There were no assets or liabilities of Southern Flow discontinued operations at either September 30, 2012 or December 31, 2011.

7. Investment in Unconsolidated Affiliate

Until June of 2011, we owned a significant non-controlling minority portion of the equity interests in MM 1995-2 through our wholly-owned WaterSecure subsidiary. We accounted for this investment using the equity method and received both equity income and management fees for management services we provided to MM 1995-2 as its managing trustee. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash and a pretax gain in the amount of $21.8 million from the sale is reflected in our financial statements for the nine months ending September 30, 2011.

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

A gain in the amount of $1.4 million is reflected in our financial statements for the nine months ended September 30, 2012 related to this final cash distribution from the sale of the assets of MM 1995-2. We do not expect to receive any additional proceeds from the sale. There were no equity income or management fees earned during the nine months ended September 30, 2012 because the sale was consummated in June 2011.

8. Debt

Line of Credit – We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At September 30, 2012 and December 31, 2011, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million. We completed the financing of a $2.4 million term loan under this provision on February 7, 2012.

We have used, and intend to continue to use, the proceeds available under the credit facility to finance PowerSecure’s recurring revenue projects as well as to finance capital expenditures, working capital, and for general corporate purposes. The credit facility, as a revolving credit facility, will mature and terminate on November 12, 2014. However, we have the option prior to that maturity date to convert a portion of outstanding principal balance thereunder, in an amount not to exceed the present value of estimated annual contract revenues receivable under recurring revenue distributed generation projects, into a term loan for a two year period expiring November 12, 2016, making quarterly payments based upon a four year fully amortized basis.

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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of September 30, 2012, we were in compliance with these financial covenants.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the nine months ended, September 30, 2012 or at December 31, 2011 or at November 7, 2012. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan – The credit agreement also provides for a five year term loan of up to $2.6 million. We completed the financing of a $2.4 million term loan under this provision on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments of $40 thousand, plus interest, on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016.

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

The balance of our capital lease obligations shown in the consolidated balance sheet at September 30, 2012 and December 31, 2011 consist entirely of our obligations under the equipment lease described above.

10. Share-Based Compensation

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

Stock Options – Net income for the three months ended September 30, 2012 and 2011 includes $32 thousand and $59 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. Net income for the nine months ended September 30, 2012 and 2011 includes $91 thousand and $205 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of option activity for the nine months ended September 30, 2012 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2011	911	$6.98
Granted	72	4.93
Exercised	(6)	3.56
Expired	—	—
Forfeited	(36)	7.12

Balance, September 30, 2012	941	$6.84	4.66	$ n/m	(1)

Exercisable, September 30, 2012	741	$7.19	3.74	$ n/m	(1)

A summary of option activity for the nine months ended September 30, 2011 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2010	1,247	$5.98
Granted	20	5.45
Exercised	(291)	1.98
Expired	(33)	13.17
Forfeited	(31)	6.29

Balance, September 30, 2011	912	$6.98	5.26	$ n/m	(1)

Exercisable, September 30, 2011	712	$7.27	4.50	$ n/m	(1)

(1)	The aggregate exercise prices of the options exceed the aggregate fair value of the underlying shares of common stock based on the closing sale price of the common stock on the NASDAQ Global Select Market on September 30, 2012 and 2011.

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2012 and 2011 was $1.88 and $2.19, respectively. The fair value of the stock options granted during the nine months ended September 30, 2012 and 2011 was measured using the Black-Scholes valuation model with the following assumptions:

	September 30,
	2012	2011
Expected stock price volatility	43.2%	44.8%
Risk free interest rate	0.7%	1.5%
Annual dividends	$—	$—
Expected life (years)	5	5

The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of September 30, 2012 and December 31, 2011, there was $419 thousand and $423 thousand, respectively, of total unrecognized compensation costs related to stock options. These costs at September 30, 2012 are expected to be recognized over a weighted average period of approximately 1.7 years.

During the three months ended September 30, 2012 and 2011, the total intrinsic value of stock options exercised was $5 thousand and $0 thousand, respectively. Cash received from stock option exercises during the three months ended September 30, 2012 and 2011 was $9 thousand and $0 thousand, respectively. The total grant date fair value of stock options vested during the three months ended September 30, 2012 and 2011 was $13 thousand and $62 thousand, respectively.

During the nine months ended September 30, 2012 and 2011, the total intrinsic value of stock options exercised was $17 thousand and $1,642 thousand, respectively. Cash received from stock option exercises during the nine months ended September 30, 2012 and 2011 was $23 thousand and $310 thousand, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2012 and 2011 was $70 thousand and $255 thousand, respectively.

Restricted Stock Awards – Net income for the three months ended September 30, 2012 and 2011 includes $147 thousand and $391 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. Net income for the nine months ended September 30, 2012 and 2011 includes $664 thousand and $1,171 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three and nine months ended September 30, 2012 and 2011 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of restricted stock award activity for the nine months ended September 30, 2012 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2011	410	$11.47
Granted	101	4.97
Vested	(398)	11.04
Forfeited	—	—

Balance, September 30, 2012	113	$7.16

A summary of restricted stock award activity for the nine months ended September 30, 2011 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2010	478	$11.00
Granted	30	6.77
Vested	(87)	8.02
Forfeited	—	—

Balance, September 30, 2011	421	$11.31

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over three or five years. A total of 23 thousand unvested restricted shares issued to officers in 2007 will cliff vest in December 2012. All restricted and unvested shares automatically vest upon a change in control.

The fair value of employee and director restricted shares along with the cliff vesting restricted shares granted to officers are being amortized on a straight-line basis over the vesting period. At September 30, 2012, the balance of unrecognized compensation cost related to unvested restricted shares was $473 thousand, which is expected to be recognized over a weighted average period of approximately 1.6 years.

11. Commitments and Contingencies

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

From time to time, in the ordinary course of business we encounter issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, photovoltaic energy systems, inverters, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists and which exposes us to performance risks that may not be covered by warranties. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where track record of performance does not exist, or is difficult to ascertain. Although we believe our suppliers’ warranties cover many of these performance issues, from time to time we face disputes with our suppliers with respect to those performance issues and their warranty obligations. Additionally, the outcome of any warranty claims is inherently difficult to predict due to the uncertainty of technical solutions, cost, customer requirements, and the uncertainty inherent in litigation and disputes generally, and thus there is no assurance we will not be adversely affected by these, or other performance issues with key parts and components. Moreover, from time to time performance issues are not covered by manufacturer’s warranties, certain suppliers may not be financially able to fulfill their warranty obligations, and customers may also claim damages as a result of those performance issues. Also, the mere existence of performance issues, even if finally resolved with our suppliers and customers, can have an adverse effect on our reputation for quality, which could adversely affect our business.

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

We have experienced performance issues with two types of component parts, in particular, which we are in the process of resolving: 1) a supplier of a substantial distributed generation system component indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, and this configuration has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s successful operation. In both of these matters, we have actively worked to correct and resolve the performance issues and have made progress in mitigating their risk, although the risk is not eliminated. Given that we continue to have risk related to these performance issues, and the inherent uncertainty in assessing and quantifying the costs and certainty regarding the resolution of these types of technical issues, we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, we have not recorded any adjustment to our warranty reserve for these particular performance issues, other than an immaterial amount for certain minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.

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

12. Income Taxes

The income tax expense recorded at September 30, 2012 represents our income before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

13. Capital Stock

Stock Repurchases – On November 1, 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock, par value $0.01 per share. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2012, a total of 421 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $2.2 million. The stock repurchase program may continue for a period of up to 24 months, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our board of directors. As of September 30, 2012, a total of approximately $2.5 million in shares of common stock remained available to be purchased under the stock repurchase program.

In addition, from time to time we receive shares of our common stock from employees who tender their existing shares to pay all or part of the exercise price of stock options or we withhold shares of our common stock from employees to satisfy tax withholdings on the vesting of restricted shares. In connection with the vesting of restricted shares, we received 119 thousand shares from employees who tendered shares at a gross purchase price of $574 thousand during the nine months ended September 30, 2012. In connection with the vesting of restricted shares, we received 21 thousand shares from employees who tendered shares at a gross purchase price of $166 thousand during the nine months ended September 30, 2011. In each case, the price paid per share with respect to the shares tendered was based on the closing sales price of our common stock on the vesting date as reported on The NASDAQ Global Select Market.

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

14. Segment Information

We conduct our operations through two business segments. Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contains our non-core business operations. We divested the operations of our Energy Services segment over the last several years, with the final divestitures completed in 2011. As a result of these sales, we will no longer operate in the Energy Services segment.

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

Energy Services – Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure held a significant non-controlling minority portion of the equity interests in MM 1995-2. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and we recorded a $21.8 million gain from the sale in 2011. In the second quarter 2012, we recorded an additional $1.4 million gain from the sale of our WaterSecure operations attributable to our receipt of sales proceeds that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. The gain on the sale of Southern Flow is reflected in discontinued operations and its activities are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

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

	Three Months Ended September 30, 2012
	Utility and		Unallocated
	Energy	Energy	Corporate
	Technologies	Services	Costs	Total
Revenues	$44,236	$—	$—	$44,236
Cost of Sales	30,360	—	—	30,360

Gross Profit	13,876	—	—	13,876

Operating expenses:
General and administrative	7,813	—	1,199	9,012
Selling, marketing and service	1,615	—	—	1,615
Depreciation and amortization	1,211	—	—	1,211
Restructuring and cost reduction charges	1,023	—	525	1,548

Total operating expenses	11,662	—	1,724	13,386

Operating Income (loss)	2,214	—	(1,724)	490
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—	—
Equity income	—	—	—	—
Management fees	—	—	—	—
Interest income and other income	—	—	22	22
Interest expense	(67)	—	(47)	(114)

Income (loss) before income taxes	$2,147	$—	$(1,749)	$398

Total capital expenditures	$1,089	$—	$—	$1,089

Total investment in unconsolidated affiliate	$—	$—	$—	$—

Total goodwill	$12,884	$—	$—	$12,884

Total assets	$129,318	$—	$18,040	$147,358

	Three Months Ended September 30, 2011
	Utility and		Unallocated
	Energy	Energy	Corporate
	Technologies	Services	Costs	Total
Revenues	$36,585	$—	$—	$36,585
Cost of Sales	25,372	—	—	25,372

Gross Profit	11,213	—	—	11,213

Operating expenses:
General and administrative	7,408	—	1,306	8,714
Selling, marketing and service	1,197	—	—	1,197
Depreciation and amortization	857	—	—	857
Restructuring and cost reduction charges	—	—	—	—

Total operating expenses	9,462	—	1,306	10,768

Operating Income (loss)	1,751	—	(1,306)	445
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	44	—	44
Equity income	—	—	—	—
Management fees	—	—	—	—
Interest income and other income	—	—	31	31
Interest expense	(124)	—	(44)	(168)

Income (loss) before income taxes	$1,627	$44	$(1,319)	$352

Total capital expenditures	$4,800	$—	$—	$4,800

Total investment in unconsolidated affiliate	$—	$195	$—	$195

Total goodwill	$7,970	$—	$—	$7,970

	Nine Months Ended September 30, 2012
	Utility and		Unallocated
	Energy	Energy	Corporate
	Technologies	Services	Costs	Total
Revenues	$115,288	$—	$—	$115,288
Cost of Sales	79,653	—	—	79,653

Gross Profit	35,635	—	—	35,635

Operating expenses:
General and administrative	22,957	—	3,793	26,750
Selling, marketing and service	4,039	—	—	4,039
Depreciation and amortization	3,432	—	—	3,432
Restructuring and cost reduction charges	1,023	—	525	1,548

Total operating expenses	31,451	—	4,318	35,769

Operating Income (loss)	4,184	—	(4,318)	(134)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	—	1,439
Equity income	—	—	—	—
Management fees	—	—	—	—
Interest income and other income	—	—	67	67
Interest expense	(197)	—	(141)	(338)

Income (loss) before income taxes	$3,987	$1,439	$(4,392)	$1,034

Total capital expenditures	$4,634	$—	$—	$4,634

	Nine Months Ended September 30, 2011
	Utility and		Unallocated
	Energy	Energy	Corporate
	Technologies	Services	Costs	Total
Revenues	$90,326	$—	$—	$90,326
Cost of Sales	62,078	—	—	62,078

Gross Profit	28,248	—	—	28,248

Operating expenses:
General and administrative	20,574	—	3,773	24,347
Selling, marketing and service	3,565	—	—	3,565
Depreciation and amortization	2,401	30	1	2,432
Restructuring and cost reduction charges	—	—	—	—

Total operating expenses	26,540	30	3,774	30,344

Operating Income (loss)	1,708	(30)	(3,774)	(2,096)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,830	—	21,830
Equity income	—	1,559	—	1,559
Management fees	—	282	—	282
Interest income and other income	—	—	73	73
Interest expense	(311)	—	(143)	(454)

Income (loss) before income taxes	$1,397	$23,641	$(3,844)	$21,194

Total capital expenditures	$14,105	$—	$—	$14,105

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three and nine month period ended September 30, 2012, which we refer to as the third quarter 2012 and nine month period 2012, respectively, and the three and nine month period ended September 30, 2011, which we refer to as the third quarter 2011 and nine month period 2011, respectively, and of our consolidated financial condition as of September 30, 2012 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

Our Utility and Energy Technologies segment includes our core business operations, and is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contained our non-core business operations. We divested the operations of our Energy Services segment over the last several years, with the final divestitures completed in 2011.

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

During the nine month period 2012, 79.9% of our distributed generation revenues consisted of customer-owned sales, and 20.1% of our distributed generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model also requires us to invest our own capital in the project without any return on capital until after the project is completed, installed and successfully operating.

Our recent acquisition of PowerSecure Solar provides us with the ability to provide solar energy systems through our distributed generation business platform. These solar energy systems are sold under the “project-based”, “customer-owned” model, and we also plan to own and operate these systems under a “PowerSecure-owned”, “recurring revenue” model.

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

Our EfficientLights business is focused on developing LED-based lighting products for grocery, drug and convenience stores. These LED lighting products include our largest volume product, our EfficientLights fixture for reach-in refrigerated cases, as well as lighting for walk-in storage coolers and open refrigerated shelves. Additionally, our EfficientLights products include LED-based parking lot lights and outdoor security lighting for retail stores.

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

Through WaterSecure, we owned a significant non-controlling minority portion of the equity interests of MM 1995-2, an unconsolidated business. Equity income at our Energy Services segment consisted of our minority ownership interest in the earnings of the WaterSecure operations. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. Prior to the sale, MM 1995-2 owned and operated water processing, recycling and disposal facilities in northeastern Colorado, and the business served oil and natural gas production companies in that area.

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

Recent Developments

During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program is to reduce certain expenses as a percentage of revenues as we grow to drive improvements in our operating margin. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $1.5 million during the three and nine months ended September 30, 2012, consisting primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. We estimate additional charges during the fourth quarter 2012 and potentially into 2013 in the amount of approximately $0.6—$1.0 million. We expect the cost reduction program will be completed in early 2013. We anticipate that the cost reduction initiatives, when completed, will result in an annual savings of approximately $5 million and help enhance our operating margins as we grow revenues.

On October 24, 2012, we announced that we received $15 million of new business, including an award for a major industrial combined heat and power (“CHP”) project. This new business consists of $15 million turnkey sales of distributed generation systems, including our industry leading IDG® systems and solar energy systems. A significant portion of the revenue for these new distributed generation awards relates to the large combined heat and power project. This project builds on a number of CHP projects that we have installed in partnership with utilities over the last decade. These projects enhance the efficiency of distributed power systems by using the heat produced in the generation process as a secondary source of energy in the operations. CHP projects are particularly attractive when natural gas can be used as the primary source of fuel. All of these new awards are for turnkey sales, with most of the revenue expected to be recognized in 2013.

On October 11, 2012, we announced that we received $20 million of new orders for our distributed generation systems and utility infrastructure projects. These new distributed generation orders total $11 million, and include installations for industrial, military, hospital, data center, and commercial facilities, including $9 million of traditional turn-key PowerSecure distributed generation projects, $1 million of turn-key solar energy projects, and $1 million of recurring revenue projects. The utility infrastructure orders total $9 million, and include transmission and distribution projects to upgrade utility systems, and substation projects. We expect the majority of these projects will be completed and recognized in 2012, with some projects continuing into 2013.

Financial Results Highlights

Our consolidated revenues during the third quarter 2012 increased by $7.7 million, or 20.9%, compared to our consolidated revenues during the third quarter 2011. The drivers of this revenue increase were the across the board increases in revenues in each of our product and service areas, including a 36.5% increase in revenues from Interactive Distributed Generation products and services, a 5.5% increase in revenues from Utility Infrastructure products and services, and a 4.2% increase in revenues from Energy Efficiency products.

Our third quarter 2012 gross margin as a percentage of revenue increased to 31.4% compared to 30.6% in the third quarter 2011. This year-over-year gross margin increase was driven by a favorable mix of projects completed and a higher percentage of our revenues resulting from sales of our higher margin Interactive Distributed Generation and Energy Efficiency products and services.

Our operating expenses during the third quarter 2012 increased by $2.6 million, or 24.3%, compared to our operating expenses during the third quarter 2011. The year-over-year increase in operating expenses is largely due to $1.5 million of charges incurred in connection with our cost reduction program in which we took actions to reduce our headcount and revise certain employment agreements. We expect this cost reduction program, which will continue into the fourth quarter 2012, to streamline our cost structure and make it more scalable to set the framework for increased operating margins as revenues grow in the future. In addition, we incurred $0.6 million of incremental operating expenses during the third quarter 2012 at our PowerSecure Solar operations, which we acquired in June 2012. The remaining year-over-year increase in our operating expenses is due to an increase in depreciation from capital expenditures primarily driven by our investments in Company-owned distributed generation systems. While our operating expenses for the third quarter 2012, as a percentage of our revenues, increased by 0.9 percentage points compared to the third quarter 2011, our third quarter 2012 operating expenses excluding the restructuring charges, as a percentage of our revenues, decreased by 2.7 percentage points compared to the third quarter 2011, as we leveraged our operating expenses against a greater level of revenues year-over-year.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the third quarter 2012 was $471 thousand, or $0.03 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $1.0 million, or $0.05 per diluted share, for the third quarter 2011.

Our income (loss) from discontinued operations, consisting of the operating results of PowerPackages, was negligible for each of the third quarter 2012 and the third quarter 2011. We do not expect to recognize any significant additional income or loss in future periods from the operations of PowerPackages as all of its assets and liabilities have been disposed.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the third quarter 2012 was $482 thousand, or $0.03 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $972 thousand, or $0.05 per diluted share, for the third quarter 2011.

Our consolidated revenues during the nine month period 2012 increased by $25.0 million, or 27.6%, compared to our consolidated revenues during the nine month period 2011. The drivers of this revenue increase were the across the board increases in revenues in each of our product and service areas, including a 27.2% increase in revenues from Interactive Distributed Generation products and services, a 23.7% increase in revenues from Utility Infrastructure products and services, and a 36.9% increase in revenues from Energy Efficiency products.

Our nine month period 2012 gross margin as a percentage of revenue was 30.9% compared to 31.3% in the nine month period 2011. On a year-over-year basis, gross margins were negatively impacted by the mild winter weather early in 2012, which caused Utility Infrastructure workloads to be reduced at certain utilities and the redeployment of those crews to other utilities and projects. Although Utility Infrastructure revenues increased significantly compared to the same period in 2011, inefficiencies in cost of sales related to the demobilization and redeployment of crews during the first quarter 2012 negatively impacted nine month period 2012 gross margin results. The lower year-over-year gross margins were also due to the overall growth of Utility Infrastructure revenue in 2012, because Utility Infrastructure is generally our lowest gross margin product and service category. In addition, variations in our quarterly gross margins always result from regular on-going differences in the mix of specific projects completed in each quarter.

Our operating expenses during the nine month period 2012 increased by $5.4 million, or 17.9%, compared to our operating expenses during the nine month period 2011. The year-over-year increase in operating expenses is due, in part, to $1.5 million of restructuring costs incurred in connection with our cost reduction program discussed above, $0.9 million of incremental operating expenses from our PowerSecure Solar operations, which we acquired in June 2012, and $1.0 million of incremental depreciation expense associated with capital expenditures, primarily related to capital expenditures for our Company-owned distributed generation systems. During the nine month period 2012, we also incurred incremental expenses as a result of the expansion of each of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These incremental investments support higher levels of revenue, new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities. Our operating expenses for nine month period 2012, as a percentage of our revenues, decreased by 2.6 percentage points compared to the nine month period 2011, and our nine month period 2012 operating expenses excluding the restructuring charges, as a percentage of our revenues, decreased by 3.9 percentage points compared to the nine month period 2011, as we leveraged our operating expenses against a greater level of revenues year-over-year.

Income from our Energy Services segment, which consists of the gain on the sale of our WaterSecure operations along with management fees and equity income from our WaterSecure operations, decreased $22.2 million during the nine month period 2012 compared to the nine month period 2011, due to the sale of our WaterSecure operations in June 2011 and the resulting $21.8 million gain recorded in the nine month period 2011. In the nine month period 2012, we recorded an additional $1.4 million gain from the sale of our WaterSecure operations attributable to our receipt of sales proceeds that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the nine month period 2012 was $1.4 million, or $0.08 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $19.0 million, or $0.99 per diluted share, for the nine month period 2011, which included the $21.8 million gain from the sale of our WaterSecure operations.

Our income from discontinued operations for the nine month period 2012, which consisted entirely of the operating results of PowerPackages, was negligible. Income from discontinued operations for the nine month period 2011 was $4.0 million, or $0.21 per diluted share, which consisted of the gain we recorded on the sale of Southern Flow, partially offset by a loss from discontinued operations of our PowerPackages business.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the nine month period 2012 was $1.5 million, or $0.08 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $23.0 million, or $1.20 per diluted share, for the nine month period 2011, which included the income from the gain on the sale of both Southern Flow and our WaterSecure operations.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2011 or our quarter ended September 30, 2012, will be indicative of our future results, especially in light of the current significant downturn in the economy and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after September 30, 2012 is $175 million. This includes revenue related to the new business awards described above under “—Recent Developments”, and approximately $9 million of additional business we received through the date of this report. Our revenue backlog represents revenue expected to be recognized after September 30, 2012, for periods including the fourth quarter of 2012 onward. This backlog figure compares to the revenue backlog of $166 million we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 6, 2012 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog to be recognized after September 30, 2012

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue — Near term	$77 Million	4Q12 through 2Q13
Project-based Revenue — Long term	$27 Million	3Q13 through 2014
Recurring Revenue	$71 Million	4Q12 through 2020

Revenue Backlog to be recognized after September 30, 2012	$175 Million

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

Operating Segments

We report our operations as two operating segments. Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that has on-going operations and that we have been strategically focused on investing in and growing for the last several years. Conversely, our Energy Services segment contained our non-core business operations. We divested the operations of our Energy Services segment over the last several years, with the final divestitures completed in 2011. As a result of these sales, we no longer operate in the Energy Services segment. Our reportable segments are strategic business units that offer different products and services and serve different customer bases. They are managed separately because each business requires different technology and marketing strategies. Our operating segments also represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions.

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

Energy Services

Until the completion of the sales of our remaining non-core business operations in 2011, our Energy Services segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure held a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations.” Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and the proceeds from the sale and the liquidation of its remaining assets were distributed to MM 1995-2’s shareholders, including our WaterSecure subsidiary, in 2011 and 2012. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations and the results of its operations are excluded from our Energy Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Energy Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Energy Services segment in financial periods after June 30, 2011.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for the third quarter 2012 compared to the third quarter 2011 excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, and of our Southern Flow subsidiary, which we sold in January 2011, the financial results of both of which are classified as discontinued operations in our financial statements.

Third Quarter 2012 Compared to Third Quarter 2011

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

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Utility and Energy Technologies:
Interactive Distributed Generation	$25,060	$18,355	$6,705	36.5%
Utility Infrastructure	14,038	13,300	738	5.5%
Energy Efficiency	5,138	4,930	208	4.2%

Total	$44,236	$36,585	$7,651	20.9%

Our consolidated revenues for the third quarter 2012 increased $7.7 million, or 20.9%, compared to the third quarter 2011 due to an across-the-board increase in the sales in each of our Utility and Energy Technologies segment products and services: Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Interactive Distributed Generation and Utility Infrastructure projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the third quarter 2012 over the third quarter 2011 consisted of a $6.7 million, or 36.5%, increase in revenues from Interactive Distributed Generation products and services, a $0.7 million, or 5.5%, increase in revenues from Utility Infrastructure products and services, and a $0.2 million, or 4.2%, increase in revenues from Energy Efficiency products. The year-over-year increase in our Interactive Distributed Generation product sales and services reflects a $6.5 million increase in our customer-owned project sales together with a smaller increase in our PowerSecure-owned recurring revenue systems sales. The year-over-year increase in our customer-owned project sales is primarily driven by solar distributed generation projects from our PowerSecure Solar business, which we acquired in June 2012, and to a lesser extent increases in the volume of traditional distributed generation projects completed during the quarter. The year-over-year increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction. The increase in our Energy Efficiency revenues in the third quarter 2012 compared to the third quarter 2011 primarily reflects an increase in the sales from our growing portfolio of LED lighting products as well as enhanced market penetration generating a larger base of customers.

Our future revenues will depend on the timing and degree of the recovery of the domestic economy, the health of the credit markets and the return to pre-recession levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders. The amount and timing of our future revenues will also be affected by the amount and proportion of revenues generated by future recurring revenue projects, which result in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions because our product offerings are generally considered discretionary investment items by our customers, who may delay or defer large sales orders, especially when economic conditions are not positive.

Gross Profit and Gross Profit Margin

Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Utility and Energy Technologies:
Cost of Sales	$30,360	$25,372	$4,988	19.7%
Gross Profit	$13,876	$11,213	$2,663	23.7%
Gross Profit Margin	31.4%	30.6%

Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 19.7% increase in our consolidated cost of sales and services for the third quarter 2012 compared to the third quarter 2011, was driven by the increase in costs associated with the 20.9% increase in sales, together with the factors discussed below leading to the improvement in our gross profit margin.

Our Utility and Energy Technologies segment gross profit increased $2.7 million, or 23.7%, in the third quarter 2012 compared to the third quarter 2011. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the third quarter 2012 was 31.4%, an increase of 0.8 percentage points compared to the third quarter 2011. An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 20-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. Our gross profit margin improvement in the third quarter 2012 compared to the third quarter 2011 was driven largely by a higher percentage of revenues from our higher margin Distributed Generation and Energy Efficiency products and services. As is always the case, variability in our quarterly gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase somewhat because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	the allocation of revenue among each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories, which have different gross profit margins;

•	our ability to improve our operating efficiency and benefit from economies of scale;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	the costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations.”

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and restructuring and cost reduction charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Consolidated Operating Expenses:
General and administrative	$9,012	$8,714	$298	3.4%
Selling, marketing and service	1,615	1,197	418	34.9%
Depreciation and amortization	1,211	857	354	41.3%
Restructuring and cost reduction charges	1,548	—	1,548	n/m

Total	$13,386	$10,768	$2,618	24.3%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the third quarter 2012, a total of $1.5 million of the year-over-year increase in operating expenses is due to costs incurred in connection with the restructuring and cost reduction program we initiated to reduce our costs, streamline our organization, and set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this program is to reduce expenses as a percentage of revenues as we grow to drive improvements in our operating margin. During the third quarter 2012, we also incurred $0.6 million of incremental operating expenses at our PowerSecure Solar operations which we acquired in June 2012 and we also incurred incremental depreciation expense related to our capital expenditures, primarily driven by capital expenditures for our Company-owned distributed generation systems. We estimate additional restructuring and cost reduction plan charges, which were geared towards driving our future cost structure as a percentage of revenues down, during the fourth quarter 2012 and potentially into 2013 in the amount of approximately $0.6—$1.0 million. We expect that these cost reduction initiatives, when completed, will result in an annual savings of approximately $5 million and improvements in our operating margin. In the longer term, we expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues, and that growth will be dependent in large part upon future economic and market conditions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future improvements in economic and business conditions and the effects of such economic recovery on our revenues, as well as upon the success of our cost reduction initiative. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred in our Utility and Energy Technologies segment together with unallocated corporate general and administrative costs. The 3.4% increase in our consolidated general and administrative expenses in the third quarter 2012, as compared to the third quarter 2011, was due primarily to an increase in vehicle, insurance, rent and other expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$4,901	$4,955	$(54)	(1.1)%
Vehicle lease and rental	765	641	124	19.3%
Insurance	349	198	151	76.3%
Rent-office and equipment	263	202	61	30.2%
Professional fees and consulting	122	152	(30)	(19.7)%
Travel	337	262	75	28.6%
Development costs	191	240	(49)	(20.4)%
Other	885	758	127	16.8%
Energy Services	—	—	—	n/m
Unallocated Corporate Costs	1,199	1,306	(107)	(8.2)%

Total	$9,012	$8,714	$298	3.4%

The increase in our vehicle, insurance, rent, travel, and other expenses during the third quarter 2012 compared to the third quarter 2011 was incurred primarily as a result of $0.5 million of incremental costs incurred at our PowerSecure Solar operations which we acquired in June 2012, partially offset by expense reductions in our other product and service areas within our Utility and Energy Technologies segment. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. These costs decreased year-over-year due primarily to a reduction in stock compensation expense partially offset by costs incurred in connection with the recent acquisition of our PowerSecure Solar operations. We expect our unallocated corporate costs for the remainder of 2012 to decrease slightly compared to the levels incurred during the third quarter 2012 as a result of our cost reduction initiative that was initiated in the third quarter 2012 and reductions in stock compensation expense.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Utility and Energy Technologies segment. The 34.9% increase in selling, marketing and service expenses in the third quarter 2012, as compared to the third quarter 2011, was due to increases in compensation, travel, and advertising and promotion expenses, as well as additional expenses related to the PowerSecure Solar acquisition. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$855	$530	$325	61.3%
Commission	296	387	(91)	(23.5)%
Travel	199	140	59	42.1%
Advertising and promotion	233	107	126	117.8%
Bad debt expense (recovery)	32	33	(1)	(3.0)%
Energy Services	—	—	—	n/m

Total	$1,615	$1,197	$418	34.9%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 41.3% increase in depreciation and amortization expenses in the third quarter 2012, as compared to the third quarter 2011, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment during 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Restructuring and Cost Reduction Charges. Restructuring and cost reduction plan charges consist primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. During the third quarter 2012, management initiated actions to restructure and reorganize the organization to streamline operations and set the framework for a more scalable and long-term cost structure. The goal of this cost reduction program is to reduce expenses as a percentage of revenues and drive improvements in operating margins as revenues grow. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $1.5 million during the third quarter 2012. We estimate additional charges during the fourth quarter 2012 and potentially into 2013 in the amount of approximately $0.6—$1.0 million. We expect the cost reduction program will be completed in the first quarter 2013. We anticipate that these cost reduction initiatives, when completed, will result in an annual savings of approximately $5 million and drive improvements in our operating margin.

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

	Quarter Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(67)	(124)	57	(46.0)%

Segment total	(67)	(124)	57

Energy Services:
Gain on sale of unconsolidated affiliate	—	44	(44)	(100.0)%
Equity income	—	—	—	n/m
Management fees	—	—	—	n/m

Segment total	—	44	(44)

Unallocated Corporate:
Interest income and other income	22	31	(9)	(29.0)%
Interest expense	(47)	(44)	(3)	6.8%
Income tax benefit (provision)	(119)	453	(572)	(126.3)%

Segment total	(144)	440	(584)

Total	$(211)	$360	$(571)

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 in June 2011. We do not expect to receive any additional proceeds from the sale of MM 1995-2.

Equity Income. Equity income at our Energy Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. We recorded no equity income during the third quarter 2012 or the third quarter 2011 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any equity income from this source in the future.

Management Fees. Management fees at our Energy Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. We recorded no management fees during the third quarter 2012 or the third quarter 2011 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any management fees from this source in the future.

Interest Income and Other Income. Interest income and other income for each segment consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased slightly during the third quarter 2012, as compared to the third quarter 2011. This slight decrease was attributable to a reduction in interest-bearing cash and cash equivalent balances in the third quarter 2012 compared to the third quarter 2011. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities, term loan and capital leases. In total, interest expense decreased during the third quarter 2012, as compared to the third quarter 2011. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year together with a reduction in interest associated with decreased borrowings under the revolving portion of our credit facility during the third quarter 2012, partially offset by the interest associated with our term loan we completed on February 7, 2012. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Utility and Energy Technologies segment.

Income Taxes. The income tax provision or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax provision or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. We recorded an income tax benefit during the third quarter 2011 as a result of a lapse of the statute of limitations on uncertain tax positions taken in prior years. In addition, our overall effective tax rate in the third quarter 2012 increased, as compared to the third quarter 2011, as we expect our effective tax rate in 2012 will more closely approximate statutory rates.

Non-controlling Interest. We acquired a 67% controlling ownership interest in IES on April 1, 2010 and we acquired a 90% controlling ownership interest in PowerSecure Solar effective June 2, 2012. We record the full amount of income or loss from IES and PowerSecure Solar in our consolidated statements of operations. The non-controlling ownership interests in the income or loss of IES and PowerSecure Solar is reflected as a reduction or addition to net income or losses to derive income attributable to PowerSecure International stockholders. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the third quarter 2012, as compared to the third quarter 2011, is a result of increased development activities at IES to bring a broader complement of new lighting products to market partially offset by the minority interest share of the income of our recently acquired PowerSecure Solar operations.

Nine Month Period 2012 Compared to Nine Month Period 2011

Revenues

The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Utility and Energy Technologies:
Interactive Distributed Generation	$53,705	$42,225	$11,480	27.2%
Utility Infrastructure	40,077	32,387	7,690	23.7%
Energy Efficiency	21,506	15,714	5,792	36.9%

Total	$115,288	$90,326	$24,962	27.6%

Our consolidated revenues for the nine month period 2012 increased $25.0 million, or 27.6%, compared to the nine month period 2011 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Interactive Distributed Generation and Utility Infrastructure projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Interactive Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the nine month period 2012 over the nine month period 2011 consisted of a $11.5 million, or 27.2%, increase revenues from Interactive Distributed Generation products and services, a $7.7 million, or 23.7%, increase in a in revenues from Utility Infrastructure products and services, and a $5.8 million, or 36.9%, increase in revenues from Energy Efficiency products. The year-over-year increase in our Interactive Distributed Generation product sales and services was driven by increases in customer-owned project sales, increases in solar distributed generation project sales from the acquisition of PowerSecure Solar in June 2012, and an increase in our PowerSecure-owned recurring revenue systems sales. The year-over-year increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction. The increase in our Energy Efficiency sales and services in the nine month period 2012 compared to the nine month period 2011 primarily reflects an increase in revenues from our portfolio of LED lighting products including existing and new products that were introduced in 2010 and 2011 as well as an increase in the number of customers.

Gross Profit and Gross Profit Margin

The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Utility and Energy Technologies:
Cost of Sales	$79,653	$62,078	$17,575	28.3%
Gross Profit	$35,635	$28,248	$7,387	26.2%
Gross Profit Margin	30.9%	31.3%

The 28.3% increase in our consolidated cost of sales and services for the nine month period 2012 compared to the nine month period 2011, was driven by the increase in costs associated with the 27.6% increase in sales, together with the factors discussed below leading to the decrease in our gross profit margin.

Our Utility and Energy Technologies segment gross profit increased $7.4 million, or 26.2%, in the nine month period 2012 compared to the nine month period 2011. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the nine month period 2012 was 30.9%, a decrease of 0.4 percentage points compared to the nine month period 2011. An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 20-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. Our lower gross profit margins in the nine month period 2012 compared to the nine month period 2011 were due to an increase in the growth and amount of Utility Infrastructure revenue in the nine month period 2012, which is generally our lowest gross margin product and service category. In addition, gross margins were negatively impacted by the mild winter weather in the first quarter 2012, which caused Utility Infrastructure workloads to be reduced at certain utilities and the redeployment of those crews to other utilities and projects. Therefore, although Utility Infrastructure revenues increased significantly compared to the same period in 2011, inefficiencies in cost of sales related to the demobilization and redeployment of crews negatively impacted nine month period 2012 gross margin results. As is always the case, variability in our quarterly gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Consolidated Operating Expenses:
General and administrative	$26,750	$24,347	$2,403	9.9%
Selling, marketing and service	4,039	3,565	474	13.3%
Depreciation and amortization	3,432	2,432	1,000	41.1%
Restructuring and cost reduction charges	1,548	—	1,548	n/m

Total	$35,769	$30,344	$5,425	17.9%

During the nine month period 2012, a total of $1.5 million of the year-over-year increase in operating expenses is due to restructuring and cost reduction plan charges incurred in connection with our cost reduction program in which we took actions reduce our headcount and revise certain employment arrangements to streamline our costs and set the framework for a more scalable cost structure as revenues grow. During the nine month period 2012, we also incurred $0.9 million of incremental operating expenses at our PowerSecure Solar operations, which we acquired in June 2012. During the nine month period 2012, we also incurred incremental expenses to support and drive the growth of each of our Interactive Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These expenses support higher levels of revenue, new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities, and also include increases in depreciation from capital expenditures for our Company-owned distributed generation systems. We estimate additional restructuring and cost reduction charges during the fourth quarter 2012 and potentially into 2013 in the amount of approximately $0.6—$1.0 million. We anticipate that these cost reduction initiatives, when completed, will result in an annual savings of approximately $5 million and help drive improvements in our operating margin. In the longer term future, we expect our operating costs to grow to support the growth of our business, although at a lower growth rate than revenues over time, and that growth will be dependent in large part upon future economic and market conditions. Accordingly, the timing and the amount of future increases in operating expenses will depend on the timing and level of future improvements in economic and business conditions and the effects of such economic recovery on our revenues. We cannot provide any assurance as to if, when, how much or for how long economic conditions will improve, or the effects of future economic conditions on our revenues, expenses or net income.

General and Administrative Expenses. The 9.9% increase in our consolidated general and administrative expenses in the nine month period 2012, as compared to the nine month period 2011, was due to investments in personnel, vehicles and other expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$14,818	$13,893	$925	6.7%
Vehicle lease and rental	2,087	1,721	366	21.3%
Insurance	912	502	410	81.7%
Rent-office and equipment	762	621	141	22.7%
Professional fees and consulting	437	525	(88)	(16.8)%
Travel	952	774	178	23.0%
Development costs	490	542	(52)	(9.6)%
Other	2,499	1,996	503	25.2%
Energy Services	—	—	—	n/m
Unallocated Corporate Costs	3,793	3,773	20	0.5%

Total	$26,750	$24,347	$2,403	9.9%

The increase in our personnel costs, vehicle lease and rental, insurance, travel and rental costs during the nine month period 2012 compared to the nine month period 2011 was due to staffing increases to support our recent and expected growth and investments in new and expanded business opportunities across each of our product and service areas of Distributed Generation, Energy Efficiency, and Utility Infrastructure. These cost increases also reflect $0.6 million of incremental costs incurred at our PowerSecure Solar operations which we acquired in June 2012. Other general and administrative expenses including professional and consulting fees and development costs decreased as a result of cost control efforts undertaken earlier in the first quarter of 2012. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

The slight increase in our unallocated corporate general and administrative expenses during the nine month period 2012 as compared to the nine month period 2011 was due primarily to costs incurred in connection with the mid-year acquisition of our PowerSecure Solar operations, partially offset by a reduction in our stock compensation expense.

Selling, Marketing and Service Expenses. The 13.3% increase in selling, marketing and service expenses in the nine month period 2012, as compared to the nine month period 2011, was primarily due to an increase in travel and advertising and promotion expense. These cost increases also reflect $0.2 million of incremental costs incurred at our PowerSecure Solar operations which we acquired in June 2012. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,257	$1,776	$481	27.1%
Commission	702	1,031	(329)	(31.9)%
Travel	576	432	144	33.3%
Advertising and promotion	524	251	273	108.8%
Bad debt expense (recovery)	(20)	75	(95)	(126.7)%
Energy Services	—	—	—	n/m

Total	$4,039	$3,565	$474	13.3%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. The 41.1% increase in depreciation and amortization expenses in the nine month period 2012, as compared to the nine month period 2011, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment during 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Restructuring and Cost Reduction Charges. Restructuring and cost reduction plan charges consist primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. During the third quarter 2012, management initiated actions to restructure and reorganize the organization to streamline operations and set the framework for a more scalable and long-term cost structure. The goal of this cost reduction program is to reduce expenses as a percentage of revenues and drive improvements in operating margins as revenues grow. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $1.5 million during the third quarter 2012. We estimate additional charges during the fourth quarter 2012 and potentially into 2013 in the amount of approximately $0.6—$1.0 million. We anticipate the cost reduction program will be completed in the first quarter 2013. We anticipate that these cost reduction initiatives, when completed, will result in an annual savings of approximately $5 million and drive improvements in our operating margin.

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

	Nine Months Ended		Period-over-Period
	September 30,		Difference
	2012	2011	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(197)	(311)	114	(36.7)%

Segment total	(197)	(311)	114

Energy Services:
Gain on sale of unconsolidated affiliate	1,439	21,830	(20,391)	(93.4)%
Equity income	—	1,559	(1,559)	(100.0)%
Management fees	—	282	(282)	(100.0)%

Segment total	1,439	23,671	(22,232)

Unallocated Corporate:
Interest income and other income	67	73	(6)	(8.2)%
Interest expense	(141)	(143)	2	(1.4)%
Income tax benefit (provision)	(347)	(2,777)	2,430	(87.5)%

Segment total	(421)	(2,847)	2,426

Total	$821	$20,513	$(19,692)

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Energy Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and associated escrowed sales proceeds were received. These contingencies expired and were resolved in the second quarter 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during the nine month period 2012. We do not expect to receive any additional proceeds from the sale of MM 1995-2.

Equity Income. We recorded no equity income during the nine month period 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any equity income from this source in the future.

Management Fees. We recorded no management fees during the nine month period 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any management fees from this source in the future.

Interest Income and Other Income. In total, interest income and other income decreased slightly during the nine month period 2012, as compared to the nine month period 2011. This slight decrease was attributable to a reduction in interest-bearing cash and cash equivalent balances in the nine month period 2012 compared to the nine month period 2011. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. In total, interest expense decreased during the nine month period 2012, as compared to the nine month period 2011. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year together with a reduction in interest associated with decreased borrowings under the revolving portion of our credit facility during the nine month period 2012, partially offset by the interest associated with our term loan we completed on February 7, 2012. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Utility and Energy Technologies segment.

Income Taxes. Our overall effective tax rate in the nine month period 2012 increased, as compared to the nine month period 2011, as we expect our effective tax rate in 2012 will more closely approximate statutory rates.

Non-controlling Interest. The increase in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the nine month period 2012, as compared to the nine month period 2011, is a result of increased development activities at IES to bring a broader complement of new lighting products to market partially offset by the minority interest share of the income of our recently acquired PowerSecure Solar operations.

Fluctuations

Our revenues, expenses, margins, net income, cash flow, cash, working capital, debt balances, and other operating results and balance sheet amounts have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic and financial conditions, including the ongoing challenges in the economy and the difficult capital and credit markets, the potential economic consequences if Congress fails to act to avoid certain important year-end fiscal, tax and budgetary deadlines sometimes referred to as the “fiscal cliff”, and the potential for such economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, including large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our strategy to increase our revenues through long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require significant up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facilities and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which is required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	the sale of our non-core Southern Flow and WaterSecure businesses, including the associated loss of revenues, cash flow and income from those businesses and our ability to redeploy the sales proceeds productively and profitably into our core business;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our Energy Efficiency business unit in relation to third party manufacturing arrangements we have with vendors in China and other component parts that originate in Japan;

•	our ability to successfully grow, on a profitable basis, our newly acquired PowerSecure Solar business;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	our success in controlling and reducing our costs and expenses, such as under our recently implemented cost reduction program;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials including but not limited to copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the current downturn in the economy and difficult capital markets conditions on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations;

•	the effects of litigation, warranty claims and other claims and proceedings;

•	our ability to make and obtain the expected benefits from the development or acquisition of technology or businesses, and the costs related to such development or acquisitions; and

•	our ability to achieve and maintain a positive safety record, due to the importance of safety on attracting and retaining quality employees, maintaining positive financial performance, and attracting and retaining utility and customer contracts.

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

Liquidity and Capital Resources

Overview

We have historically financed our operations and growth primarily through a combination of cash on hand, cash generated from operations, borrowings under credit facilities, leasing, and proceeds from private and public sales of equity. On a going forward basis, we expect to require capital primarily to finance our:

•	operations;

•	inventory;

•	accounts receivable;

•	property and equipment expenditures, including capital expenditures related to distributed generation PowerSecure-owned recurring revenue projects;

•	software purchases or development;

•	debt service requirements;

•	lease obligations;

•	deferred compensation obligations;

•	restructuring and cost reduction obligations;

•	business and technology acquisitions and other growth transactions; and

•	stock repurchases.

Working Capital

At September 30, 2012, we had working capital of $63.6 million, including $22.6 million in cash and cash equivalents, compared to working capital of $69.4 million, including $24.6 million in cash and cash equivalents at December 31, 2011. Changes in the components of our working capital from December 31, 2011 to September 30, 2012 and from December 31, 2010 to September 30, 2011 are explained in greater detail below. At both September 30, 2012 and December 31, 2011, we had $20.0 million of available and unused borrowing capacity from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$5,750	$(10,551)
Net cash provided by (used in) investing activities	(6,697)	28,393
Net cash provided by (used in) financing activities	(1,109)	6,648

Net increase (decrease) in cash and cash equivalents	$(2,056)	$24,490

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses and equity income. Cash provided by (used in) operating activities also include operating cash distributions from our unconsolidated affiliate, the effect of changes in working capital and other activities, and cash provided by or used by our discontinued operations.

Cash provided by operating activities of $5.8 million for the nine month period 2012 included the effects of the following:

•	our income from continuing operations of $0.7 million;

•	gain on sale of unconsolidated affiliate of $1.4 million;

•	non-cash charges of $3.4 million in depreciation and amortization;

•	stock-based compensation expense of $0.8 million;

•	a decrease of $0.9 million in accounts receivable;

•	an increase of $0.9 million in inventories;

•	an increase of $2.1 million of accounts payable;

•	a net decrease of $0.6 million of accrued expenses including restructuring charges;

•	a net decrease of 0.4 million in other assets and liabilities; and

•	cash provided by discontinued operations of $0.3 million.

Cash used in operating activities of $10.6 million for the nine month period 2011 included the effects of the following:

•	our income from continuing operations of $18.4 million;

•	gain on sale of unconsolidated affiliate of $21.8 million;

•	non-cash charges of $2.4 million in depreciation and amortization;

•	stock-based compensation expense of $1.4 million;

•	non-cash equity income from our WaterSecure operations of $1.6 million partially offset by cash distributions from those operations of $1.5 million;

•	an increase of $18.0 million in accounts receivable;

•	a decrease of $0.6 million in inventories;

•	a decrease of $1.2 million in deferred income taxes;

•	a net decrease of $1.0 million in other assets and liabilities;

•	an increase of $0.1 million of accounts payable;

•	an increase of $5.5 million of accrued expenses; and

•	cash used in discontinued operations of $1.2 million.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $6.7 million in the nine month period 2012 and cash provided by investing activities was $28.4 million in the nine month period 2011. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the nine month period 2012, we used $3.5 to million to acquire a 90% ownership interest in PowerSecure Solar, we used $2.6 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $2.0 million principally to acquire operational assets, and we received $1.4 million from the sale of our WaterSecure operations. During the nine month period 2011, we received $26.0 million from the sale of our WaterSecure operations, we received $16.5 million from the sale of our Southern Flow business, we used $11.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $2.7 million principally to acquire operational assets.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $1.1 million in the nine month period 2012 and cash provided by financing activities was $6.6 million in the nine month period 2011. During the nine month period 2012, we received $2.4 million proceeds from a term loan, we used $2.8 million to repurchase shares of our common stock and we used $0.7 million to repay our capital lease and term loan obligations. During the nine month period 2011, we received $5.0 million from borrowings on our credit facility, we received $2.1 million from sale leaseback transactions, we received $0.3 million from the exercise of stock options, we used $0.2 million to repurchase our common stock, and we used $0.6 million to repay our capital lease obligations.

Capital Spending

Our capital expenditures during the nine month period 2012 were approximately $4.6 million, of which we used $2.6 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $2.0 million to purchase equipment and other capital items. Our capital expenditures during the nine month period 2011 were approximately $14.1 million, of which we used $11.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $2.7 million to purchase equipment and other capital items.

We anticipate making capital expenditures of approximately $9-10 million for fiscal year 2012, including capital expenditures for our company-owned distributed generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our Utility Infrastructure business. Customer demand for our Interactive Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support our growth.

Indebtedness

Line of Credit. We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At September 30, 2012 and December 31, 2011, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million. We completed the financing of a $2.4 million term loan under this provision on February 7, 2012.

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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of September 30, 2012, we were in compliance with these financial covenants.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the nine months ended, September 30, 2012 or at December 31, 2011 or at November 7, 2012. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan. The credit agreement also provides for a five year term loan of up to $2.6 million. We completed the financing of a $2.4 million term loan under this provision on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments of $40 thousand, plus interest, on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016. The outstanding balance on our term loan was $2.3 million at September 30, 2012.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at September 30, 2012 and December 31, 2011 was $3.0 million and $3.6 million, respectively.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at September 30, 2012, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in February 2012, we completed a $2.4 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have restructuring and cost reduction obligations; we have a deferred compensation obligation; and we have a non-compete agreement providing for on-going payments. At September 30, 2012, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of September 30, 2012, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Remainder			More than
	Total	of 2012	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loan (2)	2,572	60	467	2,045	—
Capital lease obligations (2)	3,299	254	2,030	1,015	—
Operating leases	10,110	681	4,805	3,320	1,304
Deferred compensation (3)	2,661	—	—	2,661	—
Non-compete agreement	300	—	200	100	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	1,318	1,267	51	—	—

Total	$20,364	$2,366	$7,553	$9,141	$1,304

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2012, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loan at the interest rate in effect as of September 30, 2012 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Off-Balance Sheet Arrangements

During the third quarter 2012, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

At September 30, 2012, our cash and cash equivalent balance was approximately $22.6 million and we had no outstanding balance on the revolving portion of our credit facility. On February 7, 2012, we borrowed $2.4 million on a term loan under the credit facility. Our credit facility, which is comprised of a revolving credit line and a term loan, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to our repurchases of our shares of common stock during the three monthly periods ending September 30, 2012:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under
Period	Purchased (1)	per Share (2)	Plans or Programs (3)	the Plans or Programs (3)
July 1, 2012—July 31, 2012	183	$4.69	—	$3,839,133
August 1, 2012—August 31, 2012	201,033	$4.63	103,500	3,353,812
September 1, 2012—September 30, 2012	242,150	$5.29	143,700	2,522,290

Total	443,366	$5.29	247,200	$2,522,290

(1)	From time to time, we withhold shares of our common stock from employees to satisfy tax withholding obligations with respect to the vesting of restricted stock awards granted under our 1998 Stock Incentive Plan, as amended and restated.
(2)	The price paid per share with respect to shares withheld to satisfy tax withholding obligations as referred to in note (1) above, if any, is based on the closing sales price of our common stock on the vesting date, as reported on The NASDAQ Global Select Market.
(3)	On November 1, 2011, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $5.0 million in shares of our common stock. Our Board of Directors’ authorization specifies the maximum dollar amount but not the maximum number of shares to be repurchased. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. The stock repurchase program may continue for a period of up to 24 months after authorization, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our Board of Directors.

Item 6.	Exhibits

(10.1)	Employment and Non-Competition Agreement, dated as of September 28, 2012, by and between PowerSecure International, Inc. and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2012.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished herewith and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to liability under these sections, and is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: November 7, 2012	By:	/s/ Sidney Hinton

Sidney Hinton
President and Chief Executive Officer

Date: November 7, 2012	By:	/s/ Christopher T. Hutter

Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary