Form 10-K
period 2012-12-31
POWERSECURE INTERNATIONAL, INC.
filed 2013-03-07
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $87,693,576.24, based upon the last sale price of the Common Stock on such date as reported on The Nasdaq Global Select Market.

As of March 1, 2013, 18,232,548 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•

our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate and our expectations about realizing the revenues in our backlog and in our sales pipeline;

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

•

fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses in recent years our tax expense in future years will likely approximate prevailing statutory tax rates;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors,” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

We conduct our core operations through our Utility and Energy Technologies segment, which is the only segment that we have strategically focused on investing in and growing for the last several years. Our Oil and Gas Services segment, which we formerly referred to as our Energy Services segment, contained our non-core business operations, which ceased on-going business activities in 2011 as a result of the completion of our strategy to divest the operations of this segment.

Our Utility and Energy Technologies segment consists of our three product and service areas: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver and utilize electricity more reliably and efficiently.

Our strategy is focused on growing these three product and service areas because they address large unmet market opportunities due to their strong customer value propositions, and because they require unique knowledge and skills that utilize our core competencies. These three product and service areas share a number of common or complementary utility relationships and customer types, common sales and overhead resources, and common facilities.

Our business operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Randleman, North Carolina, McDonough, Georgia and Anderson, South Carolina areas. The locations of our sales organization and field employees are generally in close proximity to the utilities and the commercial, industrial and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Until the divestitures of our remaining non-core business operations in 2011, our Oil and Gas Services segment operated through our two other principal operating subsidiaries: Southern Flow Companies, Inc., which we refer to as “Southern Flow,” and WaterSecure Holdings, Inc., which we refer to as “WaterSecure.” These two businesses were sold in 2011. As a result, our WaterSecure subsidiary no longer has any on-going operating activity, and Southern Flow’s prior operations are reflected as discontinued operations in our consolidated financial statements. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets in order to focus on the businesses in our Utility and Energy Technologies business segment. As a result of these sales, our Oil and Gas Services segment ceased on-going business activities in June 2011.

The following chart summarizes our business segments, our products and service categories, and our solutions and major brands:

Business Segment	Product and Service Category	Solutions and Major Brands
Utility and Energy Technologies	Interactive Distributed Generation	Interactive Distributed Generation power systems, smart grid monitoring for electric utilities, peak shaving and demand response, standby power dispatch and control

(Our Core Business Segment)		PowerSecure Solar distributed energy systems

NexGear brand switchgear products and systems

	Utility Infrastructure	Utility infrastructure products and services, including transmission and distribution system and substation construction and maintenance

UtilityEngineering and PowerServices engineering, regulatory consulting, and electric grid system design

	Energy Efficiency	EfficientLights LED lighting for grocery, drug, and convenience stores

IES LED lighting and lighting components for OEM’s, electronics manufacturers, and commercial, industrial, and consumer lighting applications

EnergyLite LED lighting for utilities and commercial and industrial customers, including street lights and area lights, and overhead lighting

PowerSecure ESCO Solutions, including Energy Efficiency upgrades and retrofits for commercial, industrial, and institutional facilities

Oil and Gas Services	Natural Gas Measurement	Southern Flow oil and natural gas measurement products and services (This business was sold effective January 1, 2011)

(Non-core — Operations have been Divested and Ceased in 2011)	Water Processing and Disposal	WaterSecure water processing and disposal services for oil and natural gas producers (This business was sold effective June, 2011)

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

Recent Developments

On February 28, 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the energy services business, referred to as ESCO, of Lime Energy Services Co., the operating subsidiary of Lime Energy Co. The acquired ESCO business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers, called ESCOs, for the benefit of commercial, industrial and institutional customers as end users, as well as a prime contractor directly to such end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The business serves ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, large government sites and small, local facilities.

The purchase price for the acquired assets and business consisted of approximately $1.9 million in cash, subject to a post-closing confirmation of the amount of the negative net working capital balance, plus the assumption of approximately a negative $3.6 million net working capital balance. The negative net working capital that we assumed consisted of approximately $6.3 million in accounts receivable and other current assets and approximately $9.9 million in trade payables and other debts, liabilities and obligations relating to the acquired business and assumed contracts. In connection with the acquisition, we assumed, and as of the date of this Report are in the process of completing the assignment of, certain contracts relating to unfinished projects in the acquired business, along with the assumption of the accounts receivables and accounts payables associated with those projects.

On June 5, 2012, we acquired a distributed solar energy business, adding this capability to our Distributed Generation system platform. Our new capabilities were acquired through the acquisition of the utility, commercial and industrial solar energy business of Southern Energy Management, Inc., a North Carolina corporation. Our decision to offer solar solutions resulted from an evaluation of the industry and of the improved economics of distributed solar energy systems. We believe the decrease in the cost of solar panels (which we do not produce), and corresponding increases in their energy efficiency, in conjunction with our highly efficient distributed generation systems, provides us with a market opportunity to participate in the downstream segment of the solar business, and bring solar energy projects to our customers and utility partners. We began offering utilities and their large commercial and industrial customers solar energy distributed generation systems immediately after the acquisition, and took over the installation of several significant projects the seller had in process, including a 4.5 megawatt system.

We consummated the acquisition, and we conduct this acquired business, through PowerSecure Solar, which acquired substantially all of the assets and assumed certain liabilities of the seller relating to the business of designing and selling energy efficiency and solar photovoltaic power systems and other solar power technologies for large customers, including utility, commercial and industrial customers. In its nearly seven months of operations following the acquisition, PowerSecure Solar generated approximately $8 million in revenues in fiscal 2012.

During the third quarter of 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program is to reduce certain expenses as a percentage of revenues as we grow, thereby driving improvements in our operating margin. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $2.7 million during 2012, consisting primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. We have completed the majority of these cost reduction activities, and expect any remaining charges in 2013 to be less than $0.5 million. We expect the cost initiatives will result in an annual savings of approximately $5 million and help enhance our operating margins as we grow revenues.

The Industry, our Strategy and our Business Areas of Focus

The U.S. electricity industry is large and has expanded over the last two decades. The U.S. electricity market totaled $370 billion in end-user revenue in 2011, with approximately 3,800 billion kilowatt hours consumed. Throughout this period, utilities have been constrained in their ability to invest to meet this growth by an evolving and uncertain regulatory process, the increased burden of environmental constraints including planned reductions in coal plant capacity, and long lead times to complete major capital infrastructure investments. As a result, utilities are challenged to meet demand by traditional means, both in the areas of large scale power production and in power transmission and distribution. This, in addition to ongoing disruptions from severe weather events, has challenged reliability and increased the strain on the electric power grid. This strain is particularly pronounced during peak power periods, when the demand for electricity is at its highest. The rising demand for energy, growing complexity of energy resources and the electric grid, and increasing concerns about the environment, have combined to cause virtually every organization, public and private, including utilities and their end customers, to be focused on energy efficiency or energy productivity. Approximately 60% of U.S. electricity demand is driven by commercial and industrial electricity usage, which is the focus of our business.

These factors have generated a significant need in the marketplace for our products and services. Our strategy is to serve utilities and their large commercial, institutional and industrial customers by providing products and services in these areas that have strong value propositions. Our business leaders and their teams have strong utility and customer relationships and a deep understanding of the markets we serve, and they are incentivized to grow these businesses profitably and on a sustained basis. Our company is highly entrepreneurial and we encourage our business leaders to embrace a philosophy of service and disciplined innovation as a means to anticipate and fill customer needs. Our entrepreneurial culture is an asset that is fundamental to our growth and success. We are continually listening to our utility partners, and to our existing and potential commercial, industrial and institutional customers, to identify energy-related products and services we can deliver to add value to their businesses. We seek to fill these customer needs in several ways, including by:

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

Over the near and mid-term, our strategic focus is to continue to grow our businesses and to expand and enhance our product and service offerings in our Utility and Energy Technologies segment, including our Distributed Generation, Utility Infrastructure and Energy Efficiency products and services. Over the longer term, we expect to identify additional areas of business expansion that are complementary to these areas. We have ceased the operations of, and do not intend to engage in any future activities in, our Oil and Gas Services segment.

Our Distributed Generation Business

Overview

Our Distributed Generation business involves manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations. Our systems provide a highly dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems provide utilities and their customers with environmentally friendly power to augment their core power requirements.

Our Distributed Generation systems contain our proprietary electronic controls and software, which enable our systems to be monitored around the clock by our smart grid monitoring center, protecting our customers’ operations from power outages and their costs. Through our monitoring center, we also forecast utilities’ peak demand periods and we electronically deploy our systems during these periods to power customers’ operations instead of drawing electricity from the utility grid. Our smart grid monitoring center ensures that our Distributed Generation systems deliver power at optimal times and durations for maximum efficiency. This efficient peak demand power capacity benefits both the utility and the customer whose facility is being supported by the system. Our systems also enable utilities to delay new infrastructure investments for transmitting and distributing power, and minimize energy losses associated with moving electricity over long distances.

Market

The market for our Distributed Generation systems is driven by the multiple sources of value they provide. Both utilities and their large customers receive financial and operational benefits from our systems.

For utilities, our systems help them to:

•	manage constraints in their electric grid systems, particularly during times of peak demand;

•	minimize energy losses associated with moving electricity over long distances;

•	manage challenges with respect to bottlenecks that can occur in electric transmission and distribution systems;

•	perform localized system maintenance without interrupting large users of electricity in that particular area;

•	operate with demand levels that are less volatile, enhancing the efficiency and reliability of their overall system and invested capital; and

•	reduce carbon emissions compared to traditional sources of spinning power reserves.

For commercial, institutional and industrial customers, our systems help them by:

•

providing a highly dependable source of backup power to protect their operations from financial losses and other negative consequences of power outages, including utilizing our systems both for preventative measures, such as when a storm is approaching, and for emergency purposes, when utility power is interrupted; and

•

providing electricity cost savings by utilizing the systems to provide power during periods of high cost peak electricity demand, instead of drawing power from the utility grid, which is referred to as “peak shaving.”

Because utilities realize operational and financial benefits when customers reduce the amount of power they draw from the electric grid during peak power periods, they often provide incentives in their pricing, or tariff, structures to encourage this activity. These incentives are called “demand response” benefits and programs. Our systems are engineered to carry the full load required to operate the businesses they support, and our NexGear parallel switchgear technology enables power to be transferred between the grid, our distributed generation system, and the facility it supports, during peak shaving activities without any interruption. Therefore, customers who use our distributed generation systems can realize the financial benefits of utility demand response programs without the consequences, costs and inconveniences of having to interrupt or reduce the load of their operations.

In addition, the growing desire for utilities and their customers to incorporate renewable energy sources into their portfolios has driven a demand for distributed solar energy systems. We provide turn-key solar photovoltaic systems either as a stand-alone solution or in conjunction with our traditional distributed generation systems. Our capabilities include the ability to provide turnkey systems, including engineering, procurement, and construction, as well as provide on-going maintenance and monitoring services.

Our Systems and Technology

We provide “turn-key” Distributed Generation systems and programs for our customers. The typical distributed generation system is installed and maintained at a utility’s end customer’s location and is designed to supply power only to that one particular site. The size of the distributed generation systems that we have designed and installed has ranged from 90 kilowatts, or kW, to 30,000 kW, most commonly ranging from 500 kW to 6,000 kW, and we have the ability to design and install even larger systems. Our proprietary distributed generation system, which is named the PowerBlock, has become our primary distributed generation system product, and it is largely comprised of standardized building blocks. These standard building block units are combined, using our switchgear and control technology, to create systems for facilities with higher electric loads. We manufacture our PowerBlocks in our facility in Randleman, North Carolina. We also utilize generators sourced from major global generator manufacturers as the power plants for our systems.

The primary elements of our turn-key Distributed Generation systems include:

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

•	for solar photovoltaic systems, engineering, procuring, and constructing the solar energy system, including sourcing solar panels from high-quality competitively priced panel manufacturers;

•	engineering and integrating the system components and controls;

•	designing, engineering, constructing and installing the switchgear and process controls; and

•	providing continuous 24 x 7 monitoring and servicing of the system.

One key component of a traditional distributed generation system, one that is not solar, is its source of power generation, the generator, which is typically comprised of an alternator driven by a power source. While several types of distributed generation technologies are available, we currently utilize an internal combustion engine to power our distributed generation systems to provide maximum dependability as well as quick and efficient startup and shutdown. Typically these engines are fueled by diesel or a combination of natural gas and diesel, and they can also utilize methane or biodiesel as fuel. The types of generators, engines and alternators utilized in our systems are widely used and provide a highly dependable, cost-effective distributed generation technology, meaning that they are able to generate the power that is required with very short start-up times, with good efficiency at a reasonable cost. However, new power producing technologies are emerging, and we are continually evaluating the utilization of new technologies and their ability to be a commercially viable and reliable power source. For example, we recently introduced a new version of our PowerBlock generator system that runs on a combination of natural gas and diesel fuel and is Tier 4 Interim emissions compliant.

Our turn-key solar distributed energy system capabilities include the design, engineering, project development, installation and project management of these solutions. Our distributed solar energy systems primarily involve photovoltaic (“PV”) panels generating power without moving parts or fuel. We rely heavily on our engineering expertise to design systems that optimize producing the maximum energy at the lowest capital cost. A successful solar power system requires the proper selection and configuration of panels, mounting equipment and inverters, which our engineering expertise and attention can provide. Our solar team has experience with a wide range of PV technologies, so we are supplier and technology neutral. Our technical expertise also includes permitting, interconnecting, activating, and monitoring the solar power system.

Smart Grid Monitoring Center and NexGear Technology

We build smart grid technology into our distributed generation systems. This technology is embedded into the design and manufacture of our proprietary switchgear and hardware and software controls systems, which are marketed under the name NexGear. Our NexGear technology controls the generator and the transfer of power, quickly shifting power between a customer’s primary power source and our Distributed Generation system. We consider our switchgear designs to be a source of competitive advantage for us due to their quality and their ability to provide power from the generator “in parallel with,” meaning at the same time as, the customer’s primary power source without disrupting the flow of electricity. This capability allows the customer to quickly substitute the power generated at the customer’s site with the power supplied by the utility power plant during times of peak demand without business interruption. Our system controls are built to enable remote monitoring and control functions, allowing us to operate the Distributed Generation system 24 x 7 from our monitoring center.

We believe our combination of unique smart grid capabilities is unmatched in the industry. Through our monitoring center, we lead the industry in our ability to monitor the electric power grid, proactively predict peak power periods and electronically dispatch our customers’ generation at the right time, and for the right duration, with the goal of optimizing our customers’ energy efficiency. Peak power periods vary by geography, time of day, utility infrastructure, utility customer mix and weather. Using our predictive capabilities, we coordinate the operation of our customers’ Distributed Generation systems during times of peak demand so that our customers can benefit from energy savings and beneficial electricity rates that are available from managing energy use during these periods of high electricity demand. Our ability to enable our customers to benefit from these savings is enhanced by our expertise in understanding complicated utility rate structures.

Our monitoring center is an integral part of our distributed generation solution. We monitor and maintain our distributed generation systems for our customers around the clock, with the goal of ensuring reliability and removing many of the burdens associated with ownership. Distributed generation systems must be operated periodically so that they function properly when called upon to supply power. We remotely start and operate the systems using sophisticated communication devices and we continuously monitor their performance. In the event of a mechanical problem, technicians are immediately dispatched. Additionally, we provide management services, including fuel management services, preventive and emergency maintenance services and monitoring and dispatching services.

Business Models

Our Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our original business model, which is still our primary model, we sell the distributed generation system to the customer. We refer to this as the “project-based” or “customer-owned” model. For distributed generation systems sold under the project-based model, the customer acquires ownership of the distributed generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, after the system is installed we also usually receive a modest amount, relative to the initial purchase price, of on-going monthly revenue to monitor the system for backup power and peak shaving purposes as well as to maintain the system.

Our second business model is structured to generate long-term recurring revenues for us, which we refer to as our “recurring revenue model” or “PowerSecure-owned” or “company-owned” model. For distributed generation systems completed under this model, we retain ownership of the distributed generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to 15 years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are set at a level intended to provide us with attractive returns on the capital we invest in installing and maintaining the distributed generation system. Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as a shared savings recurring revenue contract. For our shared savings recurring revenue contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

In both economic models, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having highly reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs. In our PowerSecure-owned model, where we pay for, install and maintain ownership of the system in exchange for the customer paying us smaller fees over a period of years, utilities and their customers receive access to our system and the related benefits of distributed generation without making a large up-front investment of capital. Under the PowerSecure-owned model, contracts can be structured between us and the utility, us and the customer, or all three parties.

In 2012, 81.6% of our Distributed Generation revenues consisted of customer-owned sales, and18.4% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to 18 month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to 15 years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period, have higher gross margins and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, commissioned and successfully operating.

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

Market

There are over 3,000 electric utilities in the U.S. In 2011, these utilities invested more than $20 billion to maintain, upgrade and enhance the efficiency of their transmission and distribution infrastructure. Several industry trends suggest there will be additional growth in transmission and distribution investment over the coming years, including the need to upgrade and replace the utility grid’s aging infrastructure to improve and ensure reliability, to respond to the expected long-term increase in demand for electric power, and to incorporate renewable energy and other new power sources into the grid. In addition, the megatrend toward improving the efficiency of our energy delivery and consumption is driving initiatives and innovations in smart grid technology which will also be a positive driver for overall transmission and distribution system infrastructure spending. The challenging economic circumstances of the last several years caused many utilities to reduce their spending in these areas, and it is likely that as electricity demand increases with an increase in economic activity, transmission and distribution system infrastructure spending will increase to accommodate increases in demand. Additionally, the new technologies have facilitated the cost-effective extraction of oil and gas from shale formations, many of which are in remote areas, and this is driving an increase in demand for utility infrastructure services to provide transmission and distribution lines to serve these production operations.

Utilities generally use a combination of internal and third-party outsource vendors to provide construction and maintenance services for their transmission and distribution infrastructure. Utilities also utilize third party engineering and consulting firms to supplement their internal engineering resources. We provide services in each of these areas for investor-owned utilities, referred to as “IOUs,” electric cooperatives and municipal utilities of virtually every size. Historically, our geography was primarily concentrated in the Southeastern U.S. However, we have grown the geographic base of the utilities we serve over the last several years to include utilities in the Mid-Atlantic, Midwest, Gulf Coast and Northeast regions. We intend to continue to expand our utility relationships and the geography we serve as our business grows and develops.

Products and Services

Our largest business within our Utility Infrastructure area is our UtilityServices business, which has significantly expanded its scope of utility relationships, customers and geographic service areas over the last few years. UtilityServices provides utilities with transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. In addition to providing these services directly to utilities, we also provide services on behalf of utilities for their large industrial and institutional customers, and directly to large oil and gas companies. Similar to the products and services we provide for utilities, our work for large utility customers includes turn-key design, procurement and construction services for large transmission and distribution projects, including substations. Our resources include a fleet of owned and leased utility vehicles along with experienced field personnel and engineers, and we also utilize third party resources from time to time, as needed, to supplement our internal resources on particular projects.

Through our UtilityEngineering and PowerServices businesses, we serve the engineering and consulting needs of our utility clients, broadening our offerings to our utility partners. The scope of services that we offer through UtilityEngineering includes technical engineering services for our utility partners and their customers, including design and engineering services relating to virtually every element of their transmission and distribution systems, substations, and renewable energy facilities. Through PowerServices, we provide management consulting services to utilities and commercial and industrial customers, including planning and quality improvement, technical studies involving reliability analysis and rate analysis, acquisition studies, accident investigations and power supply contracts and negotiations. Our team of engineers operates out of its principal offices in Raleigh, North Carolina.

Business Model

Revenues for our UtilityServices business are generally earned, billed and recognized using two primary models. Under the first model, we have regular, on-going assignments with utilities to provide regular maintenance and upgrade services. These services are earned, billed and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of utility poles we upgrade, or on a time and materials basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed contractual price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in the future we could be engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we would receive fees over a long-term contract in exchange for providing the customer with access to the infrastructure to transmit or receive power.

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

Our Energy Efficiency Business

Overview

Our Energy Efficiency business is focused on providing energy solutions to utilities, municipalities and commercial, institutional and industrial customers with strong value propositions that are designed to reduce their energy costs, improve their operations and benefit the environment. Our Energy Efficiency products include our EfficientLights, IES and EnergyLite businesses and brands, all of which are focused on bringing LED lighting solutions to the marketplace. Through our recent acquisition of the ESCO business of Lime, we also have the capability to provide general lighting, building envelope, HVAC, and water efficiency solutions through PowerSecure ESCO Solutions, a new business unit focused on providing energy efficiency solutions to commercial, industrial, and institutional facilities.

Our EfficientLights business is focused on developing LED-based lighting products for grocery, drug and convenience stores. These LED lighting products include our largest volume LED products, our EfficientLights fixture for reach-in refrigerated cases, shelf and canopy lighting for open refrigerated cases, and overhead lighting for walk-in storage coolers. Additionally, our EfficientLights business expanded its product offerings in 2012 to include LED-based parking lot lights and security lights for retail stores.

Our IES business designs and manufactures new LED-based lighting products for commercial, industrial and consumer applications. The business of IES includes turn-key product development, engineering and manufacturing of solid state LED-based lights, including street lights, area lights, landscape lights and other specialty lighting applications. In addition, IES’s product portfolio includes component parts, such as power drivers, light engines and thermal management solutions. IES provides its products directly to original equipment manufacturers, or “OEMs,” and to electronics manufacturers and retailers, either as component solutions or as turn-key products.

Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as our SuperTube LED light replacement for fluorescent tubes, and other specialty lighting products. These products are marketed to customers and utilities directly, and through third party distribution arrangements.

Market

The market for LED-based lighting is large and expected to grow rapidly over the next decade. This market growth is driven by the many benefits LED lights provide over traditional lighting, including superior energy efficiency, improved quality of the light emitted, superior heat characteristics, smaller size, relatively low cost over time and longer life. Because of these factors, LED lighting is also better for the environment than traditional lighting. LED lighting can be utilized in a large range of broad general commercial and industrial lighting applications, as well as used effectively in very specialized applications. In our markets, many of our customers have concluded that LED lighting is the superior choice over traditional lighting, both for new facility installations and for investments to retrofit existing facilities, due to the financial and environmental benefits and its superior lighting quality. Utilities can also benefit from this technology due to the availability of renewable energy portfolio credits for the energy efficiencies our lights deliver, as well as the direct financial and environmental benefits available from investments in LED street lights.

The general LED lighting industry and market is served by companies in the areas of LED chip technology and manufacturing, and in LED lighting application development and manufacturing, the latter area being the one in which we participate and serve. The market for LED-based lighting applications, and the pace at which LED lighting is being and will be adopted, is driven by the return on investment available when an LED-based light is utilized instead of or as a replacement for traditional lighting. In particular, the size and growth of the LED lighting market is driven by the return on investment available to retrofit existing traditional lighting installations with LED lighting, given the significant size of the installed base of traditional lighting. To a large extent, this return on investment is influenced and driven by the cost of the LED itself, because the LED is the largest single component of cost in the LED lighting application. Over the past three years, the cost of LEDs has decreased significantly, which has been a catalyst driving the growth and expansion in the market for general LED lighting applications. Additionally, LED lighting application and manufacturing companies, such as us, have improved the efficiency and effectiveness of application designs. The combination of these factors has increased the return on investment for LED lighting applications in general, and for LED retrofit opportunities in particular. We believe these factors will continue to cause the market for LED-based general lighting to continue to grow and expand over the next five to 10 years.

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

Products and Services and Business Model

Our EfficientLights business designs and manufactures LED-based lighting solutions for grocery, drug and convenience store chains. Our largest revenue producing product in this business has been our EfficientLights LED-based light for reach-in refrigerated cases that improves the quality of light illuminating our customers’ products, and reduces lighting energy costs by approximately 70%. The technology also reduces maintenance expense by extending light life five-fold over traditional lighting, lowers the stores’ carbon footprint, and eliminates the use of traditional, mercury-containing fluorescent lights. We also have EfficientLights LED-based lighting products other than in-store refrigerated environments: an overhead light for walk-in storage cases and a shelf light for open refrigerated cases. Additionally, we sell LED-based parking lot light, security light, and street light applications. We are marketing the LED-based parking lot light and security lights to retailers, auto dealers, and hospitals, and our LED-based street lights to utilities and municipalities, in each case to help improve the quality and reduce the significant energy and maintenance costs of outdoor overhead lighting. In the future, we plan to develop and market additional LED-based lighting technologies through our EfficientLights business and brand.

We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. These lights are primarily sold as retrofits for existing traditional lighting, although they are also sold for initial lighting installations. Occasionally we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geography. We also sell our LED lights to and through OEMs of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, we expect to employ a similar business model with our EfficientLights brand of products.

We generate LED-based lighting revenues through our IES business through the sale of proprietary lights, as well as the sale of LED-lighting components including power drivers, light engines and thermal management solutions. Our IES business designs and manufactures these LED-based lighting products for commercial, industrial and consumer applications. IES provides its products directly to OEMs, electronics manufacturers and retailers, either as component solutions or as turn-key products. We expect our IES business to bring additional LED lighting products and components to market, and to employ a similar business and distribution model.

Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as our SuperTube light, and other specialty products, and we expect to market additional products in the future. We utilize the engineering and manufacturing capabilities of our IES team in the development of these products. These products are marketed to utilities, municipalities and businesses directly and through third party distribution arrangements.

Business Structure

We own 100% of EfficientLights. We own two-thirds of the membership interests in, and control the management of, IES. We have the right to acquire the remaining one-third minority interest in IES in exchange for shares of our common stock in an amount equal to the value of that minority interest determined under a formula based on the after-tax net income of IES attributable to that minority interest over the four prior quarters, with a minimum purchase price of $10 million.

Our Oil and Gas Services Segment

We ceased operations in this business segment in 2011, following the completion of the sales of our two non-core businesses, WaterSecure and Southern Flow.

WaterSecure held a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, which we refer to as MM 1995-2 or as our WaterSecure operations. Our WaterSecure operations provided water processing, recycling and disposal services for oil and natural gas producers in northeastern Colorado utilizing environmentally responsible technologies and processes. In June 2011, substantially all of the assets and business of MM 1995-2 were sold. In June 2012, the final sales proceeds out of an escrow were distributed to the shareholders of MM 1995-2, after which MM 1995-2 was dissolved. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Additional information about the sale of the WaterSecure operations is set forth in Note 7 “Investment in Unconsolidated Affiliate” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Southern Flow, which we sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations and the results of its operations are excluded from our Oil and Gas Services segment for all periods presented in the information below. Additional information about the sale of the WaterSecure operations is set forth in Note 6 “Discontinued Operations” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies segment. As a result of these sales, our Oil and Gas Services segment ceased on-going business activities in June 2011 and thus we no longer report ongoing operations in the Oil and Gas Services segment in financial periods after June 30, 2011.

Revenue Backlog

Our revenue backlog is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.” Orders in our backlog are subject to delay, deferral, acceleration, resizing or cancellation from time to time by our customers. Given the irregular sales cycle of customer contracts and orders, and especially of large contracts and orders, our backlog at any given time involves the use of estimates and is not necessarily an accurate indication of our future revenues.

Customers

Our customers include a wide variety of large and mid-sized commercial and industrial businesses, public and private institutions, and utilities, including investor-owned utilities, cooperatives and municipalities. Although we have continued to diversify and expand our customer base and our markets, from time to time, we have derived a significant portion of a particular period’s revenues from a concentrated group of customers, because a significant portion of our revenues in any particular period can be driven by one or more large projects. Over the past three years, virtually all of our revenues have been generated from customers in the United States.

Sales and Marketing

We market our products and services primarily through a direct sales force. Our sales and marketing effort is focused on sales channels that include, are complementary to, and are in partnership with utilities, as well as national and local commercial, industrial, institutional and municipal accounts. For our Distributed Generation products and services we are very focused on the needs of utilities and partner with utilities to develop, market and manage distributed generation systems to their customers. This partnering process includes combining our distributed generation solutions with products or services of the utility, and working with the utility in marketing our distributed generation solution to end customers. For our Utility Infrastructure products and services, we market directly to utilities, including investor-owned utilities, cooperatives and municipalities. For our Energy Efficiency products, we market to commercial, industrial and institutional customers, as well as to OEM lighting and electronics manufacturers, and also directly to utilities and municipalities. In each of our Utility and Energy Technologies business areas, from time to time, we utilize independent representative networks, and we also establish alliances with channel partners who can assist with our sales and marketing activities. We plan to continue expanding our sales and marketing efforts, domestically and globally, in order to market and support our traditional and our new products, services and technologies, including direct sales as well as through third party representatives and channel partners.

Competition

We face intense competition in all of our businesses.

In our Distributed Generation business, our competition primarily consists of manufacturers and distributors of power generation and heavy electrical equipment including switchgear companies, electrical contractors, electrical engineering firms and companies involved in providing utilities with demand response and load curtailment products and services. Electric utilities could also offer their own distributed generation solutions, which would decrease our base of potential customers. Additionally, several well established companies have developed microturbines used in distributed generation, and a number of companies are also developing alternative generation technology such as wind, fuel cells and solar energy systems. Several large companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors. Many of these technologies are eligible for and supported by governmental financial incentives. Additionally, technologies that make commercial, institutional and industrial operations more efficient result in lower electricity use, reducing the benefits of using our distributed generation systems. Also, the solar distributed energy system market is very competitive and rapidly evolving. For this product offering we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. Our solar power products and systems compete with a large number of competitors in the solar power market, including major national companies such as completely vertically integrated companies as well as numerous regional developers, some of which are in poor financial condition. The principal elements of competition in the solar power systems market include engineering capabilities, technical expertise, price, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, product performance, efficiency and reliability, and technical service.

In our Energy Efficiency business, we face numerous competitors, particularly in the market for lighting products. Generally, the less specialized that the lighting application is, the more competitors are in the space. Accordingly, we focus our efforts in this area on more specialized, proprietary applications, and we also focus on bringing technologies to customer categories and utilities that we understand best and represent our strongest relationships. However, the LED lighting marketplace is highly fragmented and expanding at a very fast pace, and a significant number of new competitors are entering the market, including large companies that are strong, sophisticated, have established channel relationships and are well-capitalized. Additionally, new competitive technologies are being developed and existing technologies are being improved at a rapid pace. Our LED lighting products currently face competition from lighting fixture companies, from lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and components. Our products compete on the basis of lighting color quality and consistency, light output, energy efficiencies, maintenance savings, light life and return on the customer’s investment.

In the Utility Infrastructure area, our UtilityServices business also competes with numerous providers of transmission and distribution construction and maintenance firms. Many of these firms have broader customer bases, strong track records of performance and larger resources of personnel and equipment. Competitors in this area are diverse, consisting of both large and small firms on regional and national levels. In addition, our UtilityEngineering and PowerServices businesses have numerous competitors, large and small, that offer engineering, design, and consulting services to utilities. Also, utilities have their own internal engineering resources that provide alternatives to using our services.

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

We believe that our ability to compete successfully will depend upon numerous factors, many of which are outside of our control. These factors include:

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

•	our responsiveness to the needs of our customers;

•	the ease of use of our, and of our competitors’, products and services;

•	the quality and reliability of our, and of our competitors’, products and services;

•	our reputation and the reputation of our competitors;

•	our sales and marketing efforts;

•	the stability of certain state and federal incentives for energy efficiency and renewable energy;

•	our ability to develop and maintain our strategic relationships; and

•

the price of our, and of our competitors’, products and services, and the cost to engineer, produce and deliver our products compared to our competitors, as well as other technological alternatives in the marketplace.

We believe that in many of our markets we have established ourselves as a niche supplier of high quality, reliable products and services and, therefore, compete favorably with respect to the above factors. We do not typically attempt to be the low cost provider. Rather, we endeavor to compete primarily on the basis of the quality of our products and services. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and to our competitors’ innovations. We cannot provide any assurance that our products and services will continue to compete favorably in the future against current and future competitors or that we will be successful in responding to changes in other markets including new products and services and enhancements to existing products and services introduced by our existing competitors or new competitors entering the market.

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

Regulation of Electricity. We operate in both regulated and deregulated electricity markets. Rules and regulations within these markets impact how quickly our projects may be completed, could affect the prices we can charge and the margins we can earn and impact the various ways in which we are permitted or may choose to do business and, accordingly, our assessments of which potential markets to most aggressively pursue. The policies regarding our distributed generation solutions, safety regulations and air quality or emissions regulations, which can vary by state, affect how we do business. For example, some environmental agencies limit the amount of emissions allowed from generators utilized by our customers. In addition, because our distributed generation projects interconnect with the electric power grid, grid interconnection public safety regulations apply. The installation of devices used in our solutions and our generators may be subject to governmental oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and state and local licensing requirements. Moreover, federal, state and local governmental and regulatory authorities may seek to change existing regulations, impose additional regulations or change their interpretation of the applicability of existing regulations. We expect the electric utility industry to continue to undergo changes due to the changing and uncertain regulatory environment.

Regulation of Utility and Energy Technologies Operations. Our Utility and Energy Technologies operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction and electrical projects;

•	regulations relating to worker safety and health, and wages;

•	regulations pertaining to utilities and energy providers;

•	special bidding, procurement and other requirements on government projects;

•	regulations relating to environmental protection; and

•	federal and state energy efficiency incentives.

We believe that we have, or are in the process of obtaining, all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

Regulation of Solar Operations. The market for electricity generating products is strongly influenced by federal, state and local government regulations and policies concerning the electric utility industry as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S., these regulations and policies have been modified in the past and may continue to be modified in the future. Customer purchases of alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the demand for our solar power products. Moreover, our solar power systems are subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters.

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

Employees

As of March 1, 2013, we had 617 full-time and 37 part-time employees, including employees we hired in connection with our recent acquisition of the ESCO business. None of our employees is covered by a collective bargaining agreement and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

Raw Materials and Component Parts

In our businesses we purchase generators, engines, alternators, electronic components, printed circuit boards, specialized sub-assemblies, relays, electric circuit components, fabricated sheet metal parts, machined components, copper, aluminum, metallic castings, LEDs, other LED lighting materials and components, wire, poles, transformers, inverters, solar panels, and various other raw materials, equipment, parts and components for our products and systems from third party vendors and suppliers. While we generally use standard parts and components for our products and systems that are readily available from multiple suppliers, we currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique designs, quality and performance requirements and favorable pricing arrangements.

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

We do not believe that we are dependent upon any one copyright, trademark, service mark or other intellectual property right. Rather, we believe that, due to the rapid pace of technology and change within the energy industry, the following factors are more important to our ability to successfully compete in our markets:

•	the technological and creative skills of our personnel, including our entrepreneurial culture and engineering staff;

•	the development of new products, services and technologies;

•	frequent product, service and technology enhancements;

•	the return on investment that our products and services deliver to our customers, including our turnkey product and service approach and integrated solutions;

•	name recognition and reputation in the marketplace;

•	customer and employee training and development; and

•	reliable products and service support.

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

Business Investments and Acquisitions

From time to time we have made certain business investments and acquisitions to enhance our capabilities and to provide new platforms for growth. Since forming our Distributed Generation business in 2000, the first business in our Utility and Energy Technologies segment, we have made the following additional business investments and acquisitions:

•

In 2001, we acquired a process control and electric switchgear design and manufacturing firm, which provided the foundation for our NexGear switchgear solutions, an important strategic component of our Distributed Generation systems.

•

In 2005, we launched two new complementary businesses to serve our utility clients by providing regulatory consulting, energy system engineering and design, and energy conservation services. These engineering and consulting capabilities are operated under the brand names UtilityEngineering and PowerServices, and their formation constituted the beginning of our Utility Infrastructure product and service category.

•

In 2006, we formed a new business to provide energy efficiency services to industrial and commercial customers, primarily involving efficient lighting products. This business operates under the brand name EnergyLite and now operates under our Energy Efficiency product category.

•

Also in 2006, we launched a business unit focused on marketing the services of our businesses to federal customers, primarily in conjunction with our utility alliances. This investment represented the next step in the evolution and development of our Utility Infrastructure products and services, and provided us the capability to do larger-scale power projects for utilities and their federal customers.

•

In late 2006, we acquired a business that provides us with the capability to build trailers and enclosures for our distributed generation and switchgear equipment. This business has now been fully incorporated into our Distributed Generation business primarily as a source of manufacturing for many of the components of our distributed generation systems, including our PowerBlock generator technology.

•

In mid-2007, we launched a business unit focused on providing utilities with solutions involving building and servicing transmission and distribution systems. This business operates under the brand name UtilityServices, and its capabilities further enhance and complement our Utility Infrastructure products and services, strengthening the breadth of our overall offerings in this area.

•

In late 2007, we organized a new business to design and manufacture LED-based lighting solutions, including initially solutions specifically aimed at substantially reducing the energy consumed in grocery, drug and convenience stores. This business operates under the brand name EfficientLights, and its product offerings include EfficientLights lighting for retailers’ reach-in refrigerated cases, walk-in refrigerated storage coolers, canopy and shelf lighting for open refrigerated cases, and parking lot and security lighting.

•

In April 2010, we launched an expansion of our LED lighting business through the formation and acquisition of a two-thirds controlling interest in an LED lighting development company named IES. This business broadened our Energy Efficiency business unit though the addition of turn-key product development, design and manufacturing of solid state LED-based lights, including power drivers, light engines and thermal management solutions.

•

In June 2012, we acquired a distributed solar energy business, adding this capability to our distributed generation system platform. This acquisition provided us the capability to provide stand-alone solar energy PV systems to utilities and their commercial and industrial customers, as well as utilizing solar energy in combination with our traditional distributed generation and microgrid systems.

•

In February 2013, we acquired the ESCO business of Lime Energy Services Co, a subsidiary of Lime Energy Company. This acquisition strengthens our Energy Services product and service segment by expanding our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems.

While we regularly engage in discussions relating to potential acquisitions and dispositions of assets, businesses and companies, as of the date of this report we have not entered into any binding agreement or commitment with respect to a material acquisition or disposition that has not been disclosed in this report.

Segment Information

Until 2011, we conducted our operations through two business segments:

•

In our core Utility and Energy Technologies segment, we serve utilities and commercial, institutional and industrial customers with products and services in the areas of Distributed Generation, Utility Infrastructure and Energy Efficiency. This is the only business segment in which we have ongoing operations.

•

In our non-core Oil and Gas Services segment, formerly referred to as our Energy Services segment, which ceased operations in 2011, we provided customers in the oil and natural gas production business with water processing, recycling and disposal services through our WaterSecure business, the assets and business of which were sold in June 2011. In this segment we also provided customers in the oil and natural gas production business with our measurement services and products through our Southern Flow subsidiary, which we sold effective January 1, 2011. As a result of these sales, our Oil and Gas Services segment ceased business activities in 2011.

Financial information related to our segment operations for the past three fiscal years is set forth in Note 14, “Segment and Related Information,” of the notes to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Discontinued Operations

In January 2011 we sold our Southern Flow business and operations, which was part of our Oil and Gas Services segment. During the second half of 2011, we substantially completed the shutdown activities of our PowerPackages business which provided medium speed engine distributed generation products and services within our Utility and Energy Technologies segment. As a result, the sale of Southern Flow and the results of operations of PowerPackages are classified as discontinued operations in the accompanying consolidated financial statements.

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

We webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of the investor relations section of our website. Further corporate governance materials, including our Corporate Governance Guidelines, charters of our Board Committees and our Code of Conduct, are also available on the investor relations portion of our website. The contents of and the information on or accessible through our corporate website, including the investor relations portion of our website, is not a part of, and is not intended to be incorporated into, this report or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be an inactive textual references only.

Executive Officers of the Registrant

The names of our executive officers and their ages, positions with us and biographies as of March 1, 2013 are set forth below:

Name	Age	Positions
Sidney Hinton	50	President, Chief Executive Officer and Director

Christopher T. Hutter	46	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Gary J. Zuiderveen	53	Vice President of Financial Reporting, Controller, Principal Accounting Officer, Assistant Treasurer and Assistant Secretary

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

Christopher T. Hutter has served as our Chief Financial Officer and Treasurer since December 2007, as our Executive Vice President since March 2010 (after having served as our Vice President since December 2007) and as our Secretary since September 2012. Mr. Hutter was employed in various management positions with ADVO, Inc., a NYSE-listed media and marketing services company located in Hartford, Connecticut, from 1993 until March 2007, when ADVO was acquired by Valassis Communications, Inc. He served as ADVO’s National Vice President, Finance, Treasurer, Investor Relations and Assistant Secretary from December 2005 until March 2007, as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from November 2003 until December 2005, as its Vice President, Investor Relations and Assistant Treasurer from October 1999 until November 2003, and as its Vice President, Financial Planning and Analysis, Investor Relations and Treasurer from 1998 until 1999. From 1993 through 1998, Mr. Hutter held various financial management positions with ADVO. From 1989 until 1991, Mr. Hutter was employed as a senior staff tax consultant with Deloitte & Touche, an international accounting firm.

Gary J. Zuiderveen has served as our Vice President of Financial Reporting, Controller and Principal Accounting Officer since December 2007. Mr. Zuiderveen also serves as our Assistant Secretary and Assistant Treasurer. He served as our Vice President and Chief Financial Officer from April 2007 through December 2007, as our Controller, Principal Accounting Officer and Secretary from April 2001 through April 2007, and as our Secretary from December 2007 until September 2012. He had previously served as our Controller from May 1994 until May 2000 and as our Secretary and Principal Accounting Officer from August 1996 until May 2000. From June 1992 until May 1994, Mr. Zuiderveen was the General Accounting Manager at the University Corporation for Atmospheric Research in Boulder, Colorado. From 1983 until June 1992, Mr. Zuiderveen was employed in the Denver, Colorado office of Deloitte & Touche LLP, providing accounting and auditing services to clients primarily in the manufacturing and financial services industries and serving in the firm’s national office accounting research department.

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

Risks Related to Our Business and Industry

The slow economic recovery, including continuing challenging business and market conditions, and uncertainty in the financial and capital markets, has the potential to materially and adversely affect our business and financial results in future periods.

The United States and world economies continue to suffer from difficult economic conditions, slow to recover from the deep economic recession and financial crisis that impacted the business community and the financial markets during the 2007-2011 period. Economic conditions continue to be sluggish, including uncertainty over the pace and sustainability of economic recovery, ongoing lagging economic activity, volatility in energy prices, decreased consumer confidence, reduced capital spending, adverse business conditions and difficult capital markets. These have negatively impacted, and may in future periods continue to negatively affect, our customers and our markets. These economic conditions have, and have the potential to further extended the length of the sales cycle and causing potential customers to delay, defer or decline to make purchases of our products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on them. In addition, the potential economic consequences if Congress fails to avoid certain important upcoming fiscal, debt ceiling and other budgetary deadlines could adversely affect our customers and our business.

While these economic and financial conditions have shown signs of improvement, there is no assurance this improvement will continue or that these conditions will not deteriorate further. In addition, the uncertainty of Congressional actions and solutions to fiscal and budgetary deficits adds uncertainty in the economy. These uncertain conditions have made it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. Our results of operations may be negatively impacted in future periods, and we may experience substantial fluctuations from period to period as a consequence of these factors and uncertainty, as such conditions and other factors restricting capital spending may affect the timing of orders from major customers. Until these economic and financial conditions improve sufficiently and consistently to allow our customers to gain confidence in a sustained economic recovery, these factors could limit our growth and expansion and otherwise materially and adversely affect our business, financial condition and results of operations.

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

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•

the effects of general economic and financial conditions, including the sluggish economy and the challenging and uncertain capital and credit markets, the potential economic consequences if Congress fails to act to avoid certain important upcoming fiscal, deficit and budgetary deadlines, and the potential for such economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•

the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•

our strategy to increase our revenues from long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•

our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•

our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•

if our safety performance and safety record does not meet the standards of our utility customers, we could be abruptly and immediately released from our work assignments with those utilities, and we could lose the opportunity to obtain additional or new work from those utilities, which could materially and adversely affect our revenues, net income and cash flows;

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

•	our ability to grow, on a profitable basis, solar distributed energy systems as a result of our recently acquired PowerSecure Solar business;

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

•	our success in controlling and reducing our costs and expenses, such as under our cost reduction program we implemented during 2012;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•

changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

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

Our revenues, net income and other operating results are heavily dependent upon the size and timing of customer orders and projects, and the timing of the completion of those projects. The timing of our receipt of large individual orders, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues over the mid- and long-term and because a high percentage of our operating expenses are relatively fixed, a shortfall or delay in recognizing revenues can cause our operating results to vary significantly from quarter-to-quarter and can result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able to or it may not be prudent to reduce our expenses rapidly in response to the revenue shortfall, which can result in us suffering significant operating losses or declines in profit margins in that quarter.

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and revenues need time to develop, and these start-up timing issues can result in losses in early periods in new businesses if even the later become financially successful. Another factor that could cause material fluctuations in our quarterly results is an increase in recurring, as opposed to project-based, sources of revenue we generate for our distributed generation and utility infrastructure projects. To date, the majority of our Utility and Energy Technologies segment revenues have consisted of project-based distributed generation revenues, project-based utility infrastructure revenues and sales of LED lighting fixtures, which are recognized as the sales occur or as the projects are completed. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, and growth in this business model can result in delayed recognition of revenue and net income, especially in the short-term.

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

We may not be able to remain profitable or reach or exceed the levels of revenues, profits and growth that we have experienced in the past or that we target in the future.

In recent years (other than in the midst of the economic crisis in 2009) our business has generally been profitable and has generally experienced a high rate of growth in our revenues on an annual basis. For example, our revenues in 2012 grew by nearly 25% over our revenues in 2011, and our revenues in 2011 grew by 35% over our revenues in 2010. In addition, we have been profitable in recent years, evidenced by our diluted earnings per share of $0.16 in 2012, $1.26 in 2011 (which included $1.28 of E.P.S. attributable to income from the operations and disposals of our WaterSecure, Southern Flow and PowerPackages businesses), and $0.19 in 2010. We may not be able to continue or exceed our historic levels of growth in our revenues or to maintain or increase our profitability in future periods due to the factors listed in this item as well as other factors discussed elsewhere in this report. For example, the difficult economic conditions and fiscal issues could negatively affect our markets and our customers’ demand for our products, services and systems. Also, costs we incur in connection with the expansion of our new businesses, products and services, our revenues and profits may not grow in the future at the same rates as they have grown in the past or could even decline, and we also could incur expenses and capital expenditures in the short-term that could adversely affect our operating results. As a result, there is no assurance that we will continue to generate revenues and profits in future periods that exceed or are comparable to prior periods, or that we will be profitable in any particular future period. If our future growth rates, revenues and margins do not meet our expectations, or if our operating expenses are higher than we anticipate, then our results of operations could be materially and adversely affected.

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

While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered accidents in the past and may suffer additional accidents in the future. In addition, the risks inherent in our business are such that we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates. Our safety record is an important consideration for many of our customers. If our safety record were to deteriorate or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our existing projects and relationships or not award us future business. Therefore, the occurrence of a significant accident, or of another risk event or hazard, that is not fully covered by insurance could materially and adversely affect our business and financial results. Even if fully covered by insurance, one or more accidents or other safety risks or hazards could materially and adversely affect our business due to the impact on our reputation for safety and the potential loss of business, revenues and income from customers. For example, if our safety performance and safety record do not meet the standards of our utility customers, we could be abruptly and immediately released from our work assignments with those utilities, and we could lose the opportunity to obtain additional or new work from those utilities, which could materially and adversely affect our revenues, net income and cash flows.

We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to generate or raise a sufficient amount of funds, or to do so on terms favorable to us and our stockholders, or at all.

Although we believe we have adequate liquidity and capital resources to fund our operations internally for the near-term, over time we may need to obtain additional capital to fund our capital obligations and to finance the growth and expansion of our business. For example, we may need substantial capital to finance the development and growth of our recurring revenue projects, which are capital intensive. In addition, each of our Distributed Generation, Energy Efficiency and Utility Infrastructure areas have experienced high growth rates, which have required, and will likely continue to require, additional funds to finance working capital needs due to long payment cycles, as well as investments in operational equipment. Moreover, from time to time as part of our business plan, we evaluate potential acquisitions of businesses and technologies, such as our solar distributed energy acquisition in 2012. Also, unanticipated events, and other events over which we have no control, could increase our expenses or decrease our ability to generate revenues from product and service sales, necessitating additional capital. We continually evaluate our cash flow requirements as well as our opportunity to raise additional capital in order to improve our financial position. In addition, we continually evaluate opportunities to optimize the availability, cost and terms of our debt facilities. We cannot provide any assurance that we will be able to maintain our current credit facility, raise additional capital or replace our current credit facility when needed or desired, or that the terms of any such financing will be favorable to us and our stockholders.

Our credit facility, which was amended and restated in 2011 in connection with our sales of our WaterSecure and Southern Flow businesses to eliminate certain financial covenants and modestly reduce the size of the facility in light of the cash proceeds we received from those dispositions, provides for a revolving credit line of $20 million plus a term loan of $2.4 million, which are available for our capital requirements subject to our meeting certain financial and operating covenants. The credit facility matures in November 2014, but we have the option prior to that maturity date, assuming we are in compliance with all our financial covenants and not otherwise in default, to convert a portion of the outstanding principal balance under that credit facility into a non-revolving term loan for an additional two year period, with quarterly payments based upon a four year amortization. However, upon maturity of the credit facility in November 2014, we would still need to refinance any balance of our credit facility that is not so converted, and to obtain funding for our future capital requirements. As of March 1, 2013, we had no balance outstanding under our credit facility other than $2.2 million outstanding on our term loan, and we were in full compliance with all our covenants.

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

Moreover, we could be adversely affected by the failure of any of our lenders to fulfill their commitments under our credit facility, which risk would be primarily due to the challenging conditions in the financial markets and banking industry. Our credit facility is provided by a syndicate of financial institutions, with each institution agreeing severally, and not jointly, to make revolving credit loans to us in accordance with the terms of the credit agreement. If any of these financial institutions were to default on its obligation to fund its commitment, the portion of the credit facility provided by such defaulting financial institution would not be available to us.

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

A portion of our business depends on our ability to provide surety bonds and we may be unable to compete for or work on certain projects if we are not able to maintain sufficient bonding capacity.

A portion of our contracts, including those recently acquired from Lime and that will be necessary to expand that business, require that we provide our customers with surety bonds to guarantee our performance of their projects. Sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. Current or future market conditions, including the current state of the construction industry, the bonding market and general lending activity, as well as our ultimately our performance on contracts, could have a negative effect on surety providers. These market conditions, as well as changes in our surety providers’ assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our business, financial condition and results of operations.

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

The terms of our credit facility contain financial and operating covenants that place restrictions on our activities and limit the discretion of our management. These covenants place significant restrictions on our ability to:

•	incur additional indebtedness;

•	allow our cash position to fall below certain limits;

•	create liens or other encumbrances;

•	issue or redeem our securities;

•	make dividend payments, stock repurchases and investments;

•	incur capital expenditures above certain limits;

•	incur leasing obligations above certain limits;

•	amend our charter documents;

•	sell or otherwise dispose of our or our subsidiaries’ stock or assets;

•	liquidate or dissolve;

•	make certain types of acquisitions above specified limits; or

•	reorganize, recapitalize or engage in a similar business transaction.

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

From time to time, a large portion of our revenues and operating results can be driven by significant purchases a concentrated number of customers, and if we do not continue to receive additional significant purchase commitments in the future from those or other customers, our revenues and operating results could be adversely affected.

From time to time, we have a concentrated number of customers that account for a large portion of our consolidated revenues during a year, and because the majority of our revenues are project-based, we receive our revenues from these orders over a limited period of time. See “Item 1. Business—Customers” above. While we have been diversifying our markets and customer base in order to reduce our dependence on any one or small group of customers in the future, there is no assurance we will be successful in diversifying our business or obtaining additional significant purchase commitments from other customers to replace work that has been completed. If we are unable to obtain additional significant purchase orders in the future and to otherwise diversify and expand our customer base, our revenues and net income in future periods could be adversely affected.

Our success is continually dependent on our ability to develop new relationships and to maintain beneficial relationships with our current utility partners and with significant new customers and to generate additional project-based revenues, and also recurring revenues, from those relationships. We cannot provide any assurance that we will be able to attract additional large customer orders in the future to replace revenues from large customer orders in prior years, or that our existing customers will continue to purchase our products and services in future years in the same amounts as in prior years. Our business and operating results would be adversely affected by:

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

Because we generally do not obtain firm, long-term volume purchase commitments from our customers, most of our contracts and commitments from our customers are short-term and project-based. As long as most of our revenues continue to primarily be recognized on a project by project basis, we remain dependent upon securing new contracts in the future in order to sustain and grow our revenues. Accordingly, there is no assurance that our revenues and business will grow in the future. We cannot provide any assurance that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, canceled, delayed or reduced orders with new business that generates comparable revenues and profits. Further, we cannot assure you that our current customers will continue to generate consistent amounts of revenues over time. Our failure to maintain and expand our customer relationships could materially and adversely affect our business and results of operations.

Because a significant portion of our revenue backlog consists of non-contractual orders that can be deferred, reduced or cancelled by the customers, and because the calculation of our backlog involves the use of estimates, our revenue backlog may not be fully recognized or may not result in profits.

A significant portion of our revenue backlog is comprised of contracts and orders that are subject to cancellation without penalty, or otherwise subject to delay, deferral, or reduction from time to time by our customers. In addition, the determination of our backlog involves the use of estimates. Reductions in our backlog of sales could significantly reduce the revenue and profit we actually receive from orders included in our backlog. Because we often purchase inventory and equipment, and expend labor and other resources, on these orders, especially large orders, in advance of their delivery and completion, such delays or cancellations put us at risk of incurring expenses while the associated revenues may be deferred, reduced or even lost. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total amount of revenues reflected in our backlog. In addition, projects may remain in backlog for extended periods of time. All of these uncertainties are heightened in times of adverse economic conditions due to their impact on our customers’ spending. Consequently, we cannot assure you that our estimates of backlog are accurate or that we will be able to realize all of the revenues in our backlog. Accordingly, if a significant amount of orders are deferred, reduced or cancelled, our financial condition and results of operations, including our revenues, gross margins, net income and cash flow, could be materially and adversely affected.

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

From time to time, in the ordinary course of business, we encounter issues with component parts that affect the performance of our distributed generation systems, switchgear systems, utility infrastructure products, engines, generators, alternators, breakers, fuel systems, LED and other lighting products, electrical circuit boards, power drivers, photovoltaic energy systems, inverters, and other complex electrical products. While we strive to utilize high quality component parts from reputable suppliers, and to back-up their quality and performance with manufacturers’ warranties, even the best parts and components have performance issues from time to time, and these performance issues create significant financial and operating risks to our business, operations and financial results. Because we regularly develop new products and technical designs, we often incorporate component parts into these new products in configurations, for uses, and in environments, for which limited experience exists, and that exposes us to performance risks which may not be covered by warranties. As we strive to bring solutions to customers with unique capabilities that provide performance and cost advantages, from time to time we use new suppliers and new products for applications where a track record of performance does not exist or is difficult to ascertain. For example, the quality of our PowerBlocks, which is our proprietary generator system used in many of our distributed generation projects, is dependent upon the quality the engines we acquire from the manufacturer.

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

We have experienced performance issues with two types of component parts, in particular, which we are in the process of resolving. One issue involves a supplier of a substantial distributed generation system component that indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, and this configuration has been installed in many of the distributed generation systems deployed for our customers. Another issue involves generators from a certain supplier which have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s successful operation. In both of these matters, we have been actively working to correct and resolve the performance issues and have made progress in mitigating their risk, although the risk is not eliminated.

Given that we continue to have risk related to these performance issues, and the inherent uncertainty in assessing and quantifying the costs and nature of the resolution of these types of technical issues, we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, we have not recorded any specific adjustment to our warranty reserve for these particular performance issues, other than an immaterial amount for certain minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.

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

A growing amount of our revenues, cash flow and net income is generated by our recurring revenue projects, in which we install and own distributed generation systems and utility infrastructure and realize recurring revenues derived from regular fees paid by the customer to utilize these assets over a long-term contract, typically five to fifteen years. The revenues from these business arrangements include fixed fee contracts, variable fee contracts, and fees which are dependent on the energy cost reductions realized by our customers. While to date recurring revenue projects have constituted only a modest portion of our revenue base, they are growing, and we expect and intend that they will represent a more significant portion of our revenues in the future. The success of these recurring revenue projects is dependent upon our ability to realize the revenues over the life of the contracts and on our ability to manage the costs of those projects. Accordingly, if we do not realize most of the revenues of these recurring revenue projects, or if the costs to operate or maintain these systems increases significantly, including the cost of fuel, or if one or more material risks related to these projects discussed below materializes, our business and operating results could be materially and adversely affected.

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

Accordingly, we cannot provide any assurance that we will realize substantially all the benefits that we expect, or that our business will not face some of the risks, including the risks discussed above, related to these recurring revenue projects. If we do not receive substantially all of the expected benefits, or if we face one or more significant risks, related to these recurring revenue projects, our financial condition and results of operations could be materially and adversely affected.

Our ability to continue our recent rate of growth and profitability is dependent in part upon on our ability to maintain and accelerate the growth in our Utility Infrastructure revenues.

Our growth rate in recent years has been fueled in part by the growth of our Utility Infrastructure revenues, especially revenues from UtilityServices, which provides utilities with transmission and distribution construction and maintenance, including substation construction and maintenance, advanced metering and lighting installations, and storm restoration. As a key part of our corporate growth strategy, our future growth will depend on our ability to continue to expand the scope of our utility relationships, customers and geographic service areas served by UtilityServices. This business is highly competitive and cyclical, and the storm restoration services provided by UtilityServices are highly volatile and unpredictable. In addition, in order to grow our profitability, we will need to provide services with enhanced margins and to manage our costs and expenses, such as fuel costs which are volatile and subject to unanticipated and uncontrollable increases that adversely affect our profitability. If our UtilityServices revenues fail to continue to grow, or if the margins associated with those revenues decline, then then our business and financial results could be materially and adversely affected.

Our ability to continue our recent rate of growth and profitability is dependent in part upon on our ability to capture a sufficient share of the anticipated growth in the LED lighting markets.

Our future growth depends in part upon the increased adoption and growth of LEDs within the general lighting market, and our ability to capture a growing profitable share of this market, as well as our ability to successfully manage our potential growth of customer demand for our LED-based products. Although the LED lighting market has grown rapidly in recent years, adoption of LEDs for general lighting is still relatively new and limited, and LED lighting faces significant challenges before it is adopted on a widespread basis. In order to manage our growth and business strategy effectively, we must:

•	develop and market LED-based lighting products that are responsive to customer needs and that compete successfully in the marketplace;

•	invest in adequate manufacturing facilities and equipment to meet anticipated customer demand;

•	maintain a sufficient supply of raw materials to support our anticipated growth; and

•	invest in research and development, engineering, sales and marketing, technical support, distribution capabilities and administrative functions.

While we continue to focus on managing our costs and expenses in the near-term, over the long-term we expect to make investments to support our growth, and we may also have additional unexpected costs given the dynamic nature of the market. Additionally, such investments may take time to become fully operational and productive, and we also may not be able to expand quickly enough to serve market opportunities as they develop. There are also inherent execution risks in addressing these new market opportunities that could increase costs and reduce our operating results, including design and cost overruns, poor production process yields and reduced quality control during the start-up phase. If we fail to capture, on a profitable basis, a growing portion of the anticipated expanding LED-based lighting market, and then to manage such growth in our business, then our business and financial results could be materially and adversely affected.

The adoption of, or changes in government or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government or industry policies, standards or regulations that encourage or discourage the use of certain other lighting technologies, could impact the demand for our LED products.

The adoption of or changes in government or industry policies, standards or regulations relating the efficiency, performance or other aspects of LED lighting may impact the demand for our LED products. For example, certain government policies may favor certain LED lighting technologies, or other lighting technologies, which may or may not be consistent with our core technologies and strengths. Demand for our LED products may also be impacted by changes in government or industry policies, standards or regulations that encourage or discourage the use of other lighting technologies. For example, the Energy Independence and Security Act of 2007 imposes constraints on the sale of incandescent lights in the United States over a period of time that commenced on January 1, 2012. These constraints may be eliminated or delayed by legislative or regulatory action, which could have a negative impact on demand for our LED lighting.

We recently acquired a distributed solar energy business and added solar energy systems as a product line in our distributed generation area, so we now face a variety of risks and uncertainties related to solar technologies and the industry generally as well as to our solar business specifically that could adversely affect our operating results if they materialize.

•

We acquired our distributed solar energy business, which is integrated into our Distributed Generation product platform that we operate through PowerSecure Solar, in June 2012. Accordingly, we have limited experience in the solar power business on which to base our prospects and anticipated results of operations.

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

•

The reduction, elimination or expiration of government tax and economic incentives could adversely affect our ability to achieve sales and market share in the solar business, because we believe that the near-term growth of the solar market depends in large part on the availability and size of government tax and economic incentives. To encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Additionally, many state governments have adopted, or endorse, or encourage utilities to achieve certain renewable portfolio standards and goals which have driven the adoption of solar and other alternative energy technologies. The reduction, elimination, or expiration of these standards could negatively impact demand for solar technology generally and our solar energy product line specifically.

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

•

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power technology, which may significantly reduce demand for our solar energy systems. These regulations and policies are being modified and may continue to be modified. Our costs could be adversely affected and customer purchases of solar power technology could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar energy systems or adversely affect our ability to conduct those operations profitably in the future.

Our success in developing and growing a profitable distributed solar energy business depends in large part on our ability to anticipate and effectively manage these and other risks and uncertainties, many of which are outside of our control. Any of these risks could materially and adversely affect our solar operations and our distributed generation product and service area, and consequently, our operating results.

If we were to lose the services of one or more of our executive officers, we might not be able to execute our business strategy successfully and our business could be materially and adversely affected.

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

Our business is dependent, in part, upon our ability to utilize our Distributed Generation systems to create favorable electricity costs for customers based on utility pricing structures and incentives. If utility tariffs change in some regions, then our business would become less viable in those regions. Moreover, even if such tariffs do not change, if we are unable to obtain the expected benefits from those tariffs, our revenues and income would be materially and adversely affected. Changes in utility tariffs or our inability to obtain the benefits of tariff structures could materially and adversely affect our business, financial condition and results of operations. In addition, many utility tariffs include penalties, which can be severe, in the event that our distributed generation systems do not operate properly when required. Incurring these penalties, particularly in cases where we have multiple distributed generation installations serving one utility system, could materially and adversely affect our business.

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

In some of our project-based Distributed Generation system sales, the contracts with our customers impose long-term performance requirements on us, and these projects subject us to risks due to our obligations under those contracts. For example, in some cases, we are responsible for the full maintenance on the generators, switchgear, solar panels, or inverters during the term of the contract, but the reserves we have set aside may not be sufficient to cover our maintenance obligations, and the maintenance packages that we purchase to cover the maintenance on the generators may not be adequate. In addition, changes in circumstances that were not contemplated at the time of the contract could expose us to unanticipated risks or to protracted or costly dispute resolution.

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

Because our business depends, in part, on conditions in the oil and natural gas industry, such as oil and natural gas prices, volatility in oil and natural gas prices, tight credit markets and disruptions in the U.S. and global financial systems may adversely impact our business.

Prices for oil and natural gas historically have been extremely volatile and have reacted to changes in the supply of, and demand for, oil and natural gas. These include changes resulting from, among other things, the ability of the Organization of Petroleum Exporting Countries to support oil prices, domestic and worldwide economic conditions and political instability in oil-producing countries. We depend in part on our customers’ willingness to make expenditures that are intended to reduce their energy costs. Therefore, weakness in oil and natural gas prices, or the perception by our customers that oil and natural gas prices will decrease in the future, could result in a reduction in purchases of our products and services. Our customers’ willingness to purchase our products and services, and the price of oil and natural gas, depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. A reduction in energy prices could cause a decline in the demand for our products and services or adversely affect the prices that we can charge for our products and services. A material decline in oil and natural gas prices or sustained lower prices could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We could become subject to burdensome government regulation that affects our ability to offer our products and services or that affects demand for our products and services.

Our business operations are subject to varying degrees of federal, state, local and foreign laws and regulations. For example, our products, services and technologies are subject to regulations relating to emissions, building codes, public safety, electrical connections, security protocols, and local and state licensing requirements. The regulations to which we are subject may change, additional regulations may be imposed, or existing regulations may be applied in a manner that creates special requirements for the implementation and operation of our products or services that may significantly impact or even eliminate some of our revenues or markets. In addition, we may incur material costs or liabilities in complying with any such regulations. For example, our company-owned recurring revenue projects could be materially and adversely affected by new laws or regulations, or new interpretations of existing laws and regulations, that would ban the ownership of power generation by a third party, such as us. Furthermore, some of our customers must comply with numerous laws and regulations, which may affect their willingness and ability to purchase our products, services and technologies.

In addition, while the electric power markets in which we operate are regulated, most of our business is not directly subject to the regulatory framework applicable to the generation and transmission of electricity. However, we could become directly subject to such regulation to the extent we are deemed to own, operate or control generation used to make wholesale sales of power or provide ancillary services such as exporting power to the electric power grid as a short-term reserve resource.

The modification of existing laws and regulations or interpretations thereof or the adoption of future laws and regulations could adversely affect our business, cause us to modify or alter our methods of operations and increase our costs and the price of our products, services and technology. In addition, we cannot provide any assurance that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties or restrictions that could materially and adversely affect our business.

Because many of our businesses and our product offerings have limited histories and their business strategies are evolving, their markets may be limited and concentrated, and limited information is available to evaluate their future prospects.

Our business strategy includes the development and expansion of new businesses and product lines from time to time. Examples of recent new product offerings and those in development include, but are not limited to, our solar products, our LED-based street lights and other LED lighting products being developed by our Energy Efficiency team, our SmartStation and micro-grid products and our PowerBlock generator technologies. Our plans and strategies with respect to these new businesses and product offerings are often based on limited histories and market information and are continually being modified as we seek to maximize their potential. In addition, our new businesses generally have a limited number of customers, and our future success depends in large part upon our ability to expand our customer base and to enhance and develop our products and services in these new businesses so that they will generate significant revenues, profits and cash flow.

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

The margins on our revenues from some of our product and service offerings are higher than the margins on other product and service offerings. For example, our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 20-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines can adversely affect our consolidated gross profit margin results. Additionally, our margins fluctuate from project to project, depending on the project’s scope, technical specifications and materials and labor costs, among other factors. Our margins can also fluctuate based upon competition, alternative products and services, operating costs, tariff systems and contractual factors. In addition, we cannot currently accurately estimate the margins of some of our new and developing products and services due to their limited operating history. Our new products and services may have lower margins than our current products and services. If in the future we derive a proportionately greater percentage of our revenues from lower margin products and services, then our overall margins on our total revenues will decrease, and, accordingly, we will record lower profits and receive less cash flow on the same amount of revenues.

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

We generally provide a standard one year warranty for our distributed generation, switchgear and utility infrastructure equipment and a five to ten year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our warranty reserves periodically by reviewing our warranty repair experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers and instituting methods to remotely detect and correct failures, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. Our warranty reserves may be inadequate due to undetected product defects, unanticipated component failures, or changes in estimates for material, labor and other costs we may incur to replace projected product failures. As a result, if actual product failure rates, parts and equipment costs or service labor costs exceed our estimates, our operating results could be adversely impacted.

In addition, we provide longer warranties for our PowerSecure Solar products and services. Since the solar energy systems we purchase and sell, and their associated components, including solar panels, cannot be tested for the duration of their standard multi-year warranty period, we may be subject to unexpected warranty expense and product liability claims that our vendors do not cover. Additionally, the solar panel manufacturing industry is undergoing a significant economic downturn, driven largely by decreasing panel prices, and this has weakened the financial health of many of the panel manufacturers which can affect their ability to honor their warranty obligations. The current standard product warranty for the solar energy systems we sell includes a warranty period of generally one to five years for defects in material and workmanship, a warranty period of generally ten to twenty years for declines in power performance, and a warranty period of generally fifteen to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. Due to the long warranty period and even though we pass through manufacturers’ warranties from the manufacturer, we may bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Any warranty claims that the manufacturer does not cover could cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results.

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

In recent years, we have experienced substantial growth in our business and revenues, and we anticipate that we will continue to experience growth for the foreseeable future. In recent years, the scope of our operations have expanded into new lines of business and new geographic areas, and the number of our employees has increased significantly to support that growth, and we expect that growth and expansion to continue. This growth could place a significant strain on our management and operational resources, including our ability to timely and cost-effectively satisfy our customers’ requirements and our ability to execute our business plan. In addition, significant expenditures for adequate resources and substantial management time and attention will be required to support our anticipated future growth. Accordingly, we must plan and manage our limited resources effectively in order to continue to offer quality and successful products and services, to carry out our business plan and to achieve profitability in the midst of such growth. If we are not able to effectively manage our long-term growth in the future, our business and operations could be materially and adversely affected.

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

If our information technology systems fail to adequately gather and protect required data or are compromised or fail to operate, or if we experience an interruption in the operation of our information technology systems, our business, financial condition and results of operations could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. For example, we rely on our information technology systems to effectively control distributed generation equipment on our customers’ sites and gather and assess data used in our operations. The failure of our information technology systems to perform as we anticipate could disrupt our business and make us unable, or severely limit our ability, to serve our customers. In addition, our information technology systems are vulnerable to damage or interruption from:

•	earthquakes, fires, floods and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	power losses; and

•	computer systems, Internet, telecommunications or data network failures.

Any interruption in the operation of our information technology systems could result in decreased revenues, loss of customer confidence in our products, services, technology or systems and lawsuits and could subject us to penalties. Although no such failures or interruptions have occurred to date, any such occurrence could have a material adverse effect on our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, which could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Although we have not suffered any such breach, access or other loss of information to date, any such occurrence could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and the services we provide to customers, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business, financial condition and results of operations.

We may be unable to acquire other businesses, technologies or companies or engage in other strategic transactions, or to successfully realize the benefits of any such strategic transactions.

In the past, in addition to organic growth, we have grown by acquiring complimentary products, services, technologies and businesses and entering into other strategic transactions that have enabled us to increase our product and service offerings, expand our markets and add experienced management. For example, in 2012 we acquired PowerSecure Solar, and in February 2013 we acquired the ESCO business of Lime.

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

We cannot assure you that we will make any additional acquisitions or that this or any future acquisitions will be successful, will assist us in the accomplishment of our business strategy, or will generate sufficient revenues to offset the associated costs and other adverse effects or will otherwise result in us receiving the intended benefits of the acquisition. In addition, we cannot assure you that this recent acquisition or any future acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services, or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

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

We face exposure to significantly higher tax liabilities in the future as a result of our recent utilization of existing net operating loss carryforwards, which could adversely affect our cash flows and net income.

In the past, we have been able to offset a substantial amount of our taxable income for U.S. federal income tax purposes by utilizing our net operating loss carryforwards, or NOLs. However, we have exhausted a significant portion of our available NOLs as a result of taxable income in recent years. As of December 31, 2012, our available federal NOLs were approximately $21.2 million, none of which expire over the next three years. When our aggregate future net income, for federal income tax purposes, exceeds the amount of our available NOLs we will commence incurring a liability for federal income taxes, which will adversely affect our net income, cash flow and available cash resources compared to previous periods.

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

We expect our overall effective tax rate in the future will be higher than in recent years and will adversely affect our net income.

The income tax expense or benefit we record is the result of applying our annual effective tax rate by our net income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of many factors, including changes in the valuation allowance for our net deferred tax asset associated with our NOLs. As a result of the gain from the sales of our non-core businesses in 2011 and the expectation of taxable income in the future, we eliminated our valuation allowance for our net deferred tax asset associated with our remaining NOLs. Our overall effective tax rate in 2011 was reduced by the favorable effects of the elimination of our valuation allowance. In the future, however, we expect our effective tax rate will increase to more closely approximate statutory rates and this will adversely affect our net income.

We may have tax expense exposure that is greater than anticipated in our estimated tax provision.

The determination of our provision for income taxes and other tax liabilities requires estimation and significant judgment, but there are many transactions and calculations where the ultimate tax determination is uncertain. Our tax returns and our tax positions are subject to review by applicable taxing authorities, and we are from time to time subject to audits and examinations by the Internal Revenue Service and by state and local tax authorities. Any adverse outcome from these audits or examinations could have a negative effect on our operating results and financial condition. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these audits and examinations to determine the adequacy of our provision for income taxes. Although we believe our tax positions and estimates are reasonable, the ultimate outcome of any tax audit may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Changes in statutory tax rates or in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	changes in government administrations at the federal and state levels;

•	changes in tax laws or interpretation of such tax laws, changes in statutory tax rates, and changes in generally accepted accounting principles related to accounting for income taxes;

•	the jurisdiction in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits; and

•	the recognition and measurement of uncertain tax positions.

Any significant increase in statutory tax rates or our future effective tax rates would adversely impact net income for future periods. In addition, the determination of our income tax expense requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our actual income tax liability materially exceeds our income tax expense and accruals due to factors, including the above, which were not anticipated at the time we estimated our tax expense, our net income or cash flows would be adversely affected.

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

New regulations related to conflict-free minerals may force us to incur additional expenses.

In August 2012, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted new rules requiring disclosure of the use of certain minerals, referred to as conflict minerals, which originate in the Democratic Republic of Congo or adjoining countries. The final rules impose diligence and disclosure obligations with respect to these conflict minerals, which are defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. If conflict minerals necessary to the functionality of a product manufactured originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the minerals’ source and chain of custody. Our supply chain is complex and we may incur significant costs to determine the source and custody of any conflict minerals in order to comply with these disclosure requirements, including costs associated with canvassing our supply chain to determine the source country of any conflict minerals incorporated in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, technology or equipment, or if we are unable to certify that our products are “conflict-free.” Implementation of this rulemaking may also affect the sourcing, price and availability of some minerals necessary to the manufacture of our products.

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

We have never declared or paid any cash dividends on our common stock. We currently intend on retaining any future earnings to fund the development and growth of our business and operations and do not expect to pay cash dividends in the foreseeable future on the common stock. Future dividends, if any, will be determined by our Board of Directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions and such other factors as our Board of Directors deems relevant.

The market for our common stock is volatile and subject to extreme trading price and volume fluctuations.

The market price and volume of our common stock has in the past been, and in the future is likely to continue to be, highly volatile. For example, since January 1, 2012, the closing sale price of our common stock, as reported on The Nasdaq Global Select Market, has fluctuated from a low of $4.00 to a high of $9.20. The stock market in general, and the market for small cap companies and energy companies in particular, have experienced extreme price and volume fluctuations in recent years, and these fluctuations have often been unrelated or disproportionate to the operating performance of those companies. A number of factors could cause wide fluctuations in the market price and trading volume of our common stock to continue in the future, including:

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

•	actual or anticipated fluctuations in our results of operations or those of our competitors, or in other companies that investors consider comparisons to ours;

•

announcements by us or our competitors of acquisitions, significant technical innovations, new products or services, product improvements, significant contracts, strategic relationships or capital commitments;

•	the receipt, deferral or loss of significant customer orders, including replacing, sustaining and growing revenues from new customers;

•	the introduction of new products and services by us or by our competitors;

•	the commencement of, or our involvement in, litigation or other legal or regulatory proceedings;

•	announcements by us or our competitors about the success or status of business;

•	our ability to develop new relationships and to maintain and enhance existing relationships with customers and strategic partners;

•	conditions or trends in the energy and technology industries in general, and in the particular markets we serve;

•	potential favorable or unfavorable regulatory and legislative impacts, including provisions and spending which may or may not be included in federal economic stimulus legislation;

•

changes in any revenue or earnings guidance or future goals or targets we may from time to time provide, and changes in the amount or timing of our new business announcements and of our revenue backlog ;

•	our financing and capital raising activities;

•	recommendations by securities analysts and their revenue and earnings estimates, including changes thereto;

•	changes in, or the failure by us to meet, securities analysts’ estimates and expectations;

•	the lower coverage by securities analysts and the media of smaller issuers like us;

•	changes in the market valuation of other energy or technology companies;

•	additions or departures of key personnel;

•	purchases or sales of our common stock by our directors, executive officers and significant stockholders;

•	general economic, business and market conditions and fluctuations in equity markets; and

•	other external factor or other disasters or crisis.

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

We own our corporate headquarters and principal executive and operating offices, including the land and building, which are located in Wake Forest, North Carolina. The building consists of approximately 23,000 square feet and sits on approximately 2.65 acres of land. We also own an 11,770 square foot pre-engineered steel building, which sits on approximately 16.65 acres of land, in Randleman, North Carolina that we use for fabrication activities. These properties are subject to deeds of trust granted under our credit facility, as described in the notes to our consolidated financial statements included elsewhere in this report.

In addition, we lease 14 facilities located in North Carolina, South Carolina, Georgia, Florida, Oklahoma and Maryland. The facilities, which consist of approximately 113,000 square feet in the aggregate, are used primarily as offices but also for operations. The leases on these facilities have an aggregate monthly rental obligation of approximately $76,000 and expire at various dates through 2017.

We believe our facilities are suitable and adequate to meet our current needs, although our anticipated growth may require us to obtain additional space in the future. We continually monitor our facilities requirements, and we believe that any additional space needed in the future will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits, investigations, actions and other legal proceedings arising in the ordinary course of our business, including actions with respect to labor and employment, taxes, breach of contract and other matters. The information set forth in Note 11, “Commitments and Contingencies,” of the notes to our consolidated financial statements included elsewhere in this report is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on The Nasdaq Global Select Market under the symbol “POWR.” The following table sets forth the range of the high and low sales prices per share of our common stock, as reported on The Nasdaq Global Select Market, for the periods indicated.

Fiscal Year 2012 Quarters Ended:	High	Low
March 31	$6.97	$5.02
June 30	6.14	4.00
September 30	6.22	4.24
December 31	8.15	5.81

Fiscal Year 2011 Quarters Ended:	High	Low
March 31	$9.05	$5.90
June 30	8.86	6.65
September 30	7.38	3.78
December 31	6.93	3.93

On March 1, 2013, the last sale price of our common stock as reported on The Nasdaq Global Select Market was $9.11.

Holders

As of March 1, 2013, there were 110 holders of record of our common stock. Such number of record holders does not include additional stockholders whose shares are held in street or nominee name by banks, brokerage firms and other institutions on their behalf.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development, operation and growth of our business, the servicing and repayment of any indebtedness, the repurchase of our shares and other business purposes. Future cash dividends, if any, will be determined by our Board of Directors, in its discretion, based upon our earnings, financial condition, cash flow, capital resources, capital requirements, charter restrictions, contractual restrictions including those under our credit facility, and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of our common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2012 – October 31, 2012	200,231	$6.14	200,231	$1,293,116
November 1, 2012—November 30, 2012	90,200	$6.41	90,200	$714,670
December 1, 2012—December 31, 2012	98,004	$6.77	93,948	$5,076.495

Total	388,435	$6.36	384,379	$5,076,495

(1)	Includes 4,056 shares of our common stock withheld from employees to satisfy tax withholding obligations with respect to the vesting of restricted stock awards granted under our 2008 Stock Incentive Plan, as amended and restated.
(2)	The price paid per share with respect to shares withheld to satisfy tax withholding obligations as referred to in note (1) above was based on the closing sales price of our common stock on the vesting date, as reported on The Nasdaq Global Select Market.
(3)	On November 1, 2011, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $5 million in shares of our common stock. On December 3, 2012, our Board of Directors authorized an increase in the stock repurchase program to provide for the repurchase of up to an additional $5 million in shares of our common stock. Our Board of Directors’ authorization specifies the maximum dollar amount but not the maximum number of shares to be repurchased. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. On December 3, 2012, in connection with the increase in the size of the stock repurchase plan, our Board of Directors extended the plan to continue for a period of up to 24 months thereafter, although the plan may be suspended from time to time or discontinued at any time, or the plan may be renewed or further extended, in the discretion of our Board of Directors.

Item 6.	Selected Financial Data

The selected consolidated financial data in the following tables have been derived from our audited consolidated financial statements. The consolidated statements of income data for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012 and 2011, have been derived from our audited consolidated financial statements and the related notes thereto included elsewhere in this report. The consolidated statements of income data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008, have been derived from our audited consolidated financial statements and the related notes thereto not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected from our future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended December 31,
Consolidated Statements of Income Data:	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Revenues	$162,039	$130,015	$96,209	$85,426	$115,993
Cost of sales	110,953	89,321	60,605	54,136	77,550

Gross profit	51,086	40,694	35,604	31,290	38,443

Operating expenses:
General and administrative	36,201	33,652	28,262	23,586	27,128
Selling, marketing and service	5,560	4,651	5,104	3,927	5,325
Depreciation and amortization	4,780	3,423	2,641	2,092	1,847
Restructuring charges	2,675	—	—	—	—

Total operating expenses	49,216	41,726	36,007	29,605	34,300

Operating income (loss)	1,870	(1,032)	(403)	1,685	4,143
Other income and (expenses):
Gain on sale of unconsolidated affiliate	1,439	21,873	—	—	—
Equity income	—	1,559	3,182	2,167	3,490
Management fees	—	282	583	447	556
Interest income and other income	88	98	99	161	464
Interest expense	(449)	(575)	(619)	(607)	(287)

Income before income taxes	2,948	22,205	2,842	3,853	8,366
Income tax expense	850	3,134	1,130	615	729

Income from continuing operations	2,098	19,071	1,712	3,238	7,637
Income from discontinued operations (1)	78	4,133	1,597	1,067	3,021

Net income	2,176	23,204	3,309	4,305	10,658
Net (income) loss attributable to noncontrolling interest	902	846	153	(1,512)	—

Net income attributable to PowerSecure International, Inc.	$3,078	$24,050	$3,462	$2,793	$10,658

(1)	During fiscal 2011, our Board of Directors approved a plan to exit our PowerPackages business and the majority of its assets and liabilities were liquidated and its operations ceased in 2011. During fiscal 2010, our Board of Directors approved a plan to sell our Southern Flow business and all of its assets and operations were sold effective January 1, 2011. During fiscal 2007, our Board of Directors approved a plan to discontinue the business of our Metretek, Incorporated operation and substantially all of its assets and operations were sold in March 2008. The operations of PowerPackages, Southern Flow and Metretek, Incorporated have been classified as discontinued operations for all periods presented. In addition, certain other amounts prior to fiscal 2012 have been reclassified to conform to fiscal 2012 presentation. Such reclassifications had no impact on our net income or stockholders’ equity.

	Year Ended December 31,
Consolidated Statements of Income Data (continued):	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Per Share Data:
Basic earnings per share:
Income from continuing operations	$0.16	$1.05	$0.10	$0.10	$0.45
Income from discontinued operations	.00	0.22	0.09	0.06	0.18

Net income	$0.16	$1.27	$0.19	$0.16	$0.63

Diluted earnings per share:
Income from continuing operations	$0.16	$1.04	$0.10	$0.10	$0.44
Income from discontinued operations	.00	0.22	0.09	0.06	0.18

Net income	$0.16	$1.26	$0.19	$0.16	$0.62

Weighted average common shares outstanding:
Basic	18,681	18,877	18,133	17,177	16,978

Diluted	18,818	19,139	18,603	17,343	17,284

	As of December 31,
Consolidated Balance Sheet Data:	2012	2011	2010	2009	2008
	(In thousands)
Cash and cash equivalents	$19,122	$24,606	$8,202	$20,169	$24,316
Working capital	59,242	69,381	54,514	47,221	42,554
Total assets	159,147	142,575	120,529	111,477	110,834
Long-term capital lease obligations	1,921	2,807	3,647	4,445	5,201
Revolving line of credit and long-term debt	2,080	—	5,000	—	—
Total stockholders’ equity	110,999	112,462	87,244	79,239	72,811

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this item, as well as in other items in this Annual Report on Form 10-K, contains forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements, including those risks, uncertainties and other factors described in “Item 1A. Risk Factors” of this report, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents that we from time to time file with or furnish to the SEC. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

The following discussion and analysis of our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010, and of our consolidated financial condition as of December 31, 2012 and 2011, should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

We conduct our core operations through our Utility and Energy Technologies segment, which is the only segment that we have strategically focused on investing in and growing for the last several years. Our Oil and Gas Services segment contained our non-core business operations, which ceased on-going business activities in 2011as a result of the completion of our strategy to divest the operations of this segment.

Our Utility and Energy Technologies segment consists of our three product and service areas: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver and utilize electricity more reliably and efficiently.

Our strategy is focused on growing these three product and service areas because they address large unmet market opportunities due to their strong customer value propositions, and because they require unique knowledge and skills that utilize our core competencies. These three product and service areas share a number of common or complementary utility relationships and customer types, common sales and overhead resources, and common facilities.

Our business operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Randleman, North Carolina, McDonough, Georgia and Anderson, South Carolina areas. The locations of our sales organization and field employees are generally in close proximity to the utilities and the commercial, industrial and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Until the divestitures of our remaining non-core business operations in 2011, our Oil and Gas Services segment operated through our two other principal operating subsidiaries: Southern Flow Companies, Inc., which we refer to as “Southern Flow,” and WaterSecure Holdings, Inc., which we refer to as “WaterSecure.” These two businesses were sold in 2011. As a result, our WaterSecure subsidiary no longer has any on-going operating activity, and Southern Flow’s prior operations are reflected as discontinued operations in our consolidated financial statements. As a result of these sales, our Oil and Gas Services segment ceased on-going business activities in June 2011.

Distributed Generation

Our Distributed Generation business involves manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations, generally on behalf of electric utilities. Our systems provide a dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems provide utilities and their customers with environmentally friendly power to augment their core power requirements.

Our Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our original business model, which is still our primary model, we sell the distributed generation system to the customer. We refer to this as a “project-based” or a “customer-owned” model. For Distributed Generation systems sold under the project-based model, the customer acquires ownership of the Distributed Generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, after the system is installed we will also usually receive a modest amount of on-going monthly revenues to monitor the system for backup power and peak shaving purposes, as well as to maintain the system.

Our second business model is structured to generate long-term recurring revenues for us, which we refer to as our “recurring revenue model” or “PowerSecure-owned” or “company-owned” model. For Distributed Generation systems completed under this model, we retain ownership of the Distributed Generation system after it is installed at the customer’s site. Because of this, we invest the capital required to design and build the system, and our revenues are derived from regular fees paid over the life of the recurring revenue contract by the utility or the customer, or both, for access to the system for standby power and peak shaving. The life of these recurring revenue contracts is typically from five to fifteen years. The fees that generate our revenues in the recurring revenue model are generally paid to us on a monthly basis and are established at amounts intended to provide us with attractive returns on the capital we invest in installing and maintaining the distributed generation system. Our fees for recurring revenue contracts are generally structured either as a fixed monthly payment, or as a shared savings recurring revenue contract. For our shared savings recurring revenue contracts, a portion or all of our fees are earned out of the pool of peak shaving savings the system creates for the customer.

In both economic models, we believe that the customer value proposition is strong. In the customer-owned model, where the customer pays for and obtains ownership of the system, the customer’s typical targeted returns on investment range from 15% to 25%, with a payback targeted at three to five years. These paybacks to the customer result from a combination of the benefits of peak shaving, which creates lower total electricity costs, and the value that the backup power provides in avoiding losses from business interruptions due to power outages. Additionally, utilities gain the benefits of smoother electricity demand curves and lower peaks, as the result of having highly reliable standby power supporting customers in their utility systems, power distribution and transmission efficiencies, and of avoiding major capital outlays that would have been required to build centralized power plants and related infrastructure for peaking needs. In our PowerSecure-owned model, where we pay for, install and maintain ownership of the system in exchange for the customer paying us smaller fees over a period of years, utilities and their customers receive access to our system and the related benefits of distributed generation without making a large up-front investment of capital. Under the PowerSecure-owned model, contracts can be structured between us and the utility, us and the customer, or all three parties.

In 2012, 81.6% of our Distributed Generation revenues consisted of customer-owned sales, and 18.4% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

Our 2012 acquisition of PowerSecure Solar provides us with the ability to provide solar energy systems through our Distributed Generation business platform. These solar energy systems are sold under the “project-based”, “customer-owned” model, and we also plan to own and operate these systems under a “PowerSecure-owned”, “recurring revenue” model.

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

Revenues for our UtilityServices business are generally earned, billed, and recognized in two primary models. Under the first model, we have regular, on-going assignments with utilities to provide regular maintenance and upgrade services. These services are earned, billed, and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of utility poles we upgrade, or on a time and materials basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in the future we could be engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we would receive fees over a long-term contract in exchange for providing the customer with access to the infrastructure to transmit or receive power.

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

Energy Efficiency

Our Energy Efficiency business is focused on providing energy solutions to utilities, municipalities, and commercial, institutional and industrial customers with strong value propositions that are designed to reduce their energy costs, improve their operations, and benefit the environment. Our Energy Efficiency product area includes our EfficientLights, IES and EnergyLite businesses and brands, all of which are focused on bringing light emitting diode, or “LED,” lighting solutions to the marketplace.

Our EfficientLights business is focused on developing LED-based lighting products for grocery, drug and convenience stores. These LED lighting products include our largest volume product, our EfficientLights fixture for reach-in refrigerated cases, shelf and canopy lights for open refrigerated cases, and overhead lighting for walk-in storage coolers. Additionally, our EfficientLights business expanded its product offerings in 2012 to include LED-based parking lot lights and security lights for retail stores.

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

Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as our SuperTube LED light replacement for fluorescent tubes, and other specialty lighting products. These products are marketed to customers and utilities directly, and through third party distribution arrangements.

We generate revenues in our EfficientLights business through the sale of our proprietary LED lights. These lights are primarily sold as retrofits for existing traditional lighting, although they are also sold for initial lighting installations. Occasionally we also provide installation services, although that is not a significant portion of our business. We also assist our customers in receiving utility incentives for LED lighting. Our customers are primarily large retail chains, and their installations of EfficientLights have been across various numerous stores within their store base over a diverse geographic scope. We also sell our LED lights to, and through OEMs of refrigerator and freezer cases. We expect our customer base and sales channels to continue to grow and develop as LED technology continues to be more widely adopted. As we bring additional products to market, we expect to employ a similar business model with our EfficientLights brand of products.

We generate LED-based lighting revenues through our IES business through the sale of proprietary LED lights, as well as the sale of LED-lighting components including power drivers, light engines and thermal management solutions. Our IES business designs and manufactures these LED-based lighting products for commercial, industrial and consumer applications. IES provides its products directly to OEMs, electronics manufacturers, and retailers, either as component solutions or as turn-key products. We expect our IES business to bring additional LED lighting products and components to market, and employ a similar business and distribution model.

Additionally, through our EnergyLite business and brand we market our SecureLite and PowerLite family of area lights and street lights, as well as our SuperTube light, and other specialty products, and we expect to market additional produces in the future. We utilize the engineering and manufacturing capabilities of our IES team in the development of these products. These products are marketed to utilities, municipalities and businesses directly and through third party distribution arrangements.

Oil and Gas Services Business

Our Oil and Gas Services segment ceased on-going business activities in June 2011, when we completed our strategy to divest the operations of this segment. We previously conducted our Energy Services operations through our WaterSecure and Southern Flow businesses.

Through WaterSecure, we owned a significant non-controlling minority portion of the equity interests of MM 1995-2, an unconsolidated business. Equity income at our Oil and Gas Services segment consisted of our minority ownership interest in the earnings of the WaterSecure operations. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash. Prior to the sale, MM 1995-2 owned and operated water processing, recycling and disposal facilities in northeastern Colorado, and the business served oil and natural gas production companies in that area.

Southern Flow, which we sold effective January 1, 2011, provided a variety of oil and natural gas measurement services principally to customers involved in the business of oil and natural gas production, gathering, transportation and processing, with a focus on the natural gas market. As a result of the sale of Southern Flow, its results of operations are now reflected as discontinued operations in our consolidated statements of income for all periods presented in this report.

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

How We Evaluate our Business Performance and Opportunities

Major Qualitative and Quantitative Factors we Consider in the Evaluation of Our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results, including our current results future expectations, include the following:

•

A significant amount of our Distributed Generation, Utility Infrastructure, and Energy Efficiency revenue, involves large product and service orders. Our revenue and profit in any particular period is significantly influenced by the sales commitments for projects that we receive in periods which precede the reporting period and then are completed and recognized in the reporting period. Accordingly, as we plan our business and evaluate our results, particularly in the short-term, we are focused on the revenue we expect to recognize from projects we have in our near-term revenue backlog, which includes project awards and orders we have received but have not yet completed and recognized. Additionally, with regard to our medium and longer term results, we focus on revenue opportunities in our sales pipeline, which includes revenue from projects that we are in discussion with customers about but have not been awarded.

•

Our net income in any particular period is significantly influenced by the gross margins on the particular projects we complete, and products and services which are delivered in that period. Because a large portion of our projects are fixed price projects, we are particularly focused on the cost of sales we incur to deliver them. This cost of sales includes the cost of labor, materials, and other inputs that are directly associated with that particular project. Our projects are priced with gross margin expectations that provide us with our targeted financial returns, and variances from these gross margin expectations are an area we regularly assess. The larger the project or product or service order, the more rigorously it is assessed, because larger projects influence our profit to a greater degree than smaller projects. Our cost of sales and gross margin on particular projects can affect our future pricing and operational decisions on similar projects, and can also influence our strategic decisions about the products and services we will provide in the future, and the business model we will use to provide them. However, because our projects and orders are generally custom priced, the current market cost of commodity materials is incorporated into the price of our projects and orders, which means that fluctuations in these commodity costs is generally not a major focus of management.

•

We generally evaluate our Distributed Generation business on a project-by-project basis to determine if we are pricing and delivering our products and services profitably, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth. We generally evaluate our Energy Efficiency business on a product-by-product basis and a customer-by-customer basis to determine if our products are profitable and customer pricing and service delivery is effective, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth. Finally, we generally evaluate our Utility Infrastructure business on a customer-by-customer basis and a project-by-project basis to determine if our services are being priced and executed profitably, as well as from an overall perspective to determine the levels of revenue, expense, and profit required to deliver sustained profitable growth.

•

We believe that increasing the amount of Distributed Generation business we perform under a recurring revenue model will increase our margins and increase the predictability of our results over time, although not necessarily in the near-term. We believe that achieving increasingly predictable results, in turn, will increase shareholder value over the long-term. Since our business strategy includes increasing the amount of revenue we generate from recurring revenue contracts, we actively evaluate the progress we are making in this area. In addition, recurring revenue projects generally require us to invest capital at the beginning of the contract term to manufacture and install equipment. These capital expenditures can be significant, and we actively evaluate expectations as to the timing and amount of capital expenditure investments we will make for these recurring revenue projects in the context of our overall revenue and profit expectations, cash and debt position, lender covenants, and other financing constraints. This evaluation includes expectations for capital investments in our revenue backlog as well as our revenue pipeline.

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

•

We actively evaluate and plan for our expected revenue and profit results, including the revenue and profit results from our Distributed Generation, Utility Infrastructure, and Energy Efficiency businesses.

Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results

Our revenues, expenses, margins, net income, cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•

the effects of general economic and financial conditions, including the sluggish economy and the challenging and uncertain capital and credit markets, the potential economic consequences if Congress fails to act to avoid certain important upcoming fiscal, deficit and budgetary deadlines, and the potential for such economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•

the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•

our strategy to increase our revenues through long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•

our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•

our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•

if our safety performance and safety record does not meet the standards of our utility customers, we could be abruptly and immediately released from our work assignments with those utilities, and we could lose the opportunity to obtain additional or new work from those utilities, which could materially and adversely affect our revenues, net income and cash flows;

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

•	our ability to grow, on a profitable basis, sales of our solar distributed energy systems as a result our newly acquired PowerSecure Solar business;

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

•	our success in controlling and reducing our costs and expenses, such as under our cost reduction program we implemented in 2012;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•

changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

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

As we develop new lines of business, our revenues and costs will fluctuate because generally new businesses require start-up expenses and it takes time for revenues to develop, which can result in losses in early periods. Another factor that could cause material fluctuations in our quarterly results is an increase in recurring, as opposed to project-based, sources of revenue we generate for our distributed generation and utility infrastructure projects. To date, the majority of our Utility and Energy Technologies segment revenues have consisted of project-based distributed generation revenues, project-based utility infrastructure revenues and sales of LED lighting fixtures, which are recognized as the sales occur or the projects are completed. Recurring revenue projects, compared to project-based sales, are generally more profitable over time, and growth in this business model can result in delayed recognition of revenue and net income, especially in the short-term, as we implement an increased number of these recurring revenue projects.

Due to all of these factors and the other risks discussed in “Item 1A. Risk Factors” of this report, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

Recent Developments

On February 28, 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the energy services, referred to as ESCO, business of Lime Energy Services Co., the operating subsidiary of Lime Energy Co. The acquired ESCO business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers, called ESCOs, for the benefit of commercial, industrial and institutional customers as end users, as well as a prime contractor directly to such end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The business serves ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, large government sites and small, local facilities.

The total purchase price for the acquired assets and business consisted of approximately $1.9 million in cash, subject to a post-closing confirmation of the amount of the negative net working capital balance, plus the assumption of approximately a negative $3.6 million net working capital balance. The negative net working capital that we assumed consisted of approximately $6.3 million in accounts receivable and other current assets and approximately $9.9 million in trade payables and other debts, liabilities and obligations relating to the acquired business and assumed contracts. In connection with the acquisition, we assumed, and as of the date of this Report are in the process of completing the assignment of, certain contracts relating to unfinished projects in the acquired business, along with the assumption of the accounts receivables and accounts payables associated with those projects.

On June 5, 2012, we acquired a distributed solar energy business, adding this capability to our Distributed Generation system platform. Our new capabilities were acquired through the purchase of the utility, commercial and industrial solar energy business of Southern Energy Management, Inc., a North Carolina corporation. Our decision to offer solar solutions resulted from an evaluation of the industry and of the new, significantly improved economics of distributed solar energy systems. We believe the decrease in the cost of solar panels (which we do not produce), and corresponding increases in their energy efficiency, in conjunction with our highly efficient distributed generation systems, provides us with a market opportunity to participate in the downstream segment of the solar business, and bring solar energy projects to our customers and utility partners. Immediately after the acquisition, we began offering solar energy systems to utilities and their large commercial and industrial customers, and we took over the installation of several large projects the seller had in process, including a 4.5 megawatt system.

During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program is to reduce certain expenses as a percentage of revenues as we grow to drive improvements in our operating margin. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $2.7 million during the year ended December 31, 2012, consisting primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. We have completed the majority of these cost reduction activities, and expect any remaining charges in 2013 to be less than $0.5 million. We expect the cost initiatives, will result in an annual savings of approximately $5 million and help enhance our operating margins as we grow revenues.

On December 19, 2012, our Board of Directors increased our stock repurchase program by an additional $5 million in shares of our common stock. In November 2011, our Board of Directors originally authorized the repurchase of up to $5 million of our common stock under the stock repurchase program. Our Board of Directors increased this authorization to repurchase shares by an additional $5 million to an aggregate of $10 million, and extended the period of the stock repurchase program for up to 24 months after the increase. The stock repurchase program may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of the Board of Directors. Repurchases of shares of common stock can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined in the discretion management based on its evaluation of market conditions and other factors.

Financial Results Highlights

Our consolidated revenues during 2012 increased by $32.0 million, or 24.6%, compared to our consolidated revenues during 2011. The drivers of this revenue increase were the across the board increases in revenues in each of our product and service areas, including a 27.1% increase in revenues from Distributed Generation products and services, a 28.9% increase in revenues from Utility Infrastructure products and services, and a 9.4% increase in revenues from Energy Efficiency products.

Our gross margin as a percentage of revenue was 31.5% during 2012, a slight increase compared to our gross margin of 31.3% in 2011. This year-over-year gross margin increase was driven by a favorable mix of projects completed and a higher percentage of our revenues resulting from sales of our higher margin products and services.

Our operating expenses during 2012 increased by $7.5 million, or 18.0%, compared to our operating expenses during 2011. The year-over-year increase in operating expenses is due, in part, to $2.7 million of restructuring costs incurred in connection with our cost reduction program discussed above, $1.4 million of incremental operating expenses from our PowerSecure Solar operations, which we acquired in June 2012, and $1.4 million of incremental depreciation expense associated with capital expenditures, primarily related to capital expenditures for our Company-owned distributed generation systems. During 2012, we also incurred incremental expenses as a result of the expansion of each of our Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These incremental investments support higher levels of revenue, new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities. Our operating expenses for 2012, as a percentage of our revenues, decreased by 1.7 percentage points compared to 2011, and our 2012 operating expenses excluding the restructuring charges, as a percentage of our revenues, decreased by 3.4 percentage points compared to 2011, as we leveraged our operating expenses against a greater level of revenues year-over-year.

Income from our Oil and Gas Services segment, which consisted of the gain on the sale of our WaterSecure operations along with management fees and equity income from our WaterSecure operations, decreased $22.3 million during 2012 compared to 2011, due to the sale of our WaterSecure operations in June 2011 and the resulting $21.9 million gain recorded in 2011. In 2012, we recorded an additional $1.4 million gain from the sale of our WaterSecure operations attributable to our receipt of sales proceeds that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for 2012 was $3.0 million, or $0.16 per diluted share, compared to income from continuing operations attributable to PowerSecure International, Inc. shareholders of $19.9 million, or $1.04 per diluted share, for 2011, which included the $21.9 million gain from the sale of our WaterSecure operations.

Our income from discontinued operations for 2012, which consisted entirely of the operating results of PowerPackages, was negligible. Income from discontinued operations for 2011 was $4.1 million, or $0.22 per diluted share, which consisted of the gain we recorded on the sale of Southern Flow, partially offset by a loss from discontinued operations of our PowerPackages business.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for 2012 was $3.1 million, or $0.16 per diluted share, which compared to net income attributable to PowerSecure International, Inc. common stockholders of $24.1 million, or $1.26 per diluted share, for 2011, which included the income from the gain on the sale of both Southern Flow and our WaterSecure operations.

As discussed above under “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2012, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after December 31, 2012 is $183 million. This backlog number includes revenue related to the new business awards in our press release issued December 19, 2012, January 28, 2013 and February 20. This backlog figure compares to the revenue backlog of $175 million announced in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 7, 2012 , which represented revenue expected to be recognized after September 30, 2012. This revenue backlog does not include any revenues related to $27 million of projects taken over through our recent acquisition Lime’s ESCO business, as these revenues will be incorporated into the backlog we report from time to time as customer transition, permitting and bonding matters are finalized.

Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog to be recognized after December 31, 2012

	Anticipated	Estimated Primary
Description	Revenue	Recognition Period
Project-based Revenue — Near term	$100 Million	1Q13 through 3Q13
Project-based Revenue — Long term	$15 Million	4Q13 through 2014
Recurring Revenue	$68 Million	1Q13 through 2020

Revenue Backlog to be recognized after December 31, 2012	$183 Million

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

Orders in our backlog are subject to delay, deferral, acceleration, resizing, or cancellation from time to time by our customers, and estimates are utilized in the determination of the backlog amounts. Given the irregular sales cycle of customer orders, and especially of large orders, our revenue backlog at any given time is not necessarily an accurate indication of our future revenues.

Operating Segments

Our Utility and Energy Technologies segment includes our core business, and is the only segment in which we have on-going business operations. Conversely, our Oil and Gas Services segment contains our non-core business operations. We divested the operations of our Oil and Gas Services segment over the last several years, with the final divestitures completed in 2011. As a result of these sales, our operations in our Oil and Gas Services segment have ceased.

Our reported segments are strategic business units with different products and services and serve different customer bases. They are separate because each segment requires different technology and marketing strategies. Our operating segments also represent components for which discrete financial information is available and is (or was, in the case of our Oil and Gas Services segment) reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions.

Utility and Energy Technologies

Our Utility and Energy Technologies segment includes our three primary product and service areas: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. These three product and service areas share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among the three product and service areas due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Oil and Gas Services

Our Oil and Gas Services segment ceased on-going business activities in June 2011 and thus we no longer report on-going operations in the Oil and Gas Services segment in financial periods after June 30, 2011. Until the completion of the sales of our remaining Energy Services operations in 2011, this segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure held a significant non-controlling minority portion of the equity interests in MM 1995-2. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and we recorded a $21.9 million gain from the sale in 2011. In the second quarter 2012, we recorded an additional $1.4 million gain from the sale of our WaterSecure operations attributable to our receipt of sales proceeds that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. The gain on the sale of Southern Flow is reflected in discontinued operations and its activities are excluded from our Oil and Gas Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses for 2012 compared to 2011 and for 2011 compared to 2010 excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, and of our Southern Flow subsidiary, which we sold in January 2011, the financial results of both of which are classified as discontinued operations in our financial statements.

2012 Compared to 2011

Revenues

Our consolidated revenues are generated entirely by sales and services provided by our Utility and Energy Technologies segment. We currently provide a variety of Utility and Energy Technologies products and services, including Distributed Generation products and services, Utility Infrastructure products and services, and Energy Efficiency products. The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2012	2011	$	%
Utility and Energy Technologies:
Distributed Generation	$76,352	$60,073	$16,279	27.1%
Utility Infrastructure	60,735	47,131	13,604	28.9%
Energy Efficiency	24,952	22,811	2,141	9.4%

Total	$162,039	$130,015	$32,024	24.6%

Our consolidated revenues for 2012 increased $32.0 million, or 24.6%, compared to 2011 due to an across-the-board increase in the sales in each of our Utility and Energy Technologies segment products and services: Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Distributed Generation and Utility Infrastructure projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in 2012 over 2011 consisted of a $16.3 million, or 27.1%, increase in revenues from Distributed Generation products and services, a $13.6 million, or 28.9%, increase in revenues from Utility Infrastructure products and services, and a $2.1 million, or 9.4%, increase in revenues from Energy Efficiency products. The year-over-year increase in our Distributed Generation product sales and services was driven by increases in customer-owned project sales, increases in solar distributed generation project sales from the acquisition of PowerSecure Solar in June 2012, and an increase in our PowerSecure-owned recurring revenue systems sales. The year-over-year increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction. The year-over-year increase in our Energy Efficiency revenues in 2012 compared to 2011 primarily reflects an increase in the sales from our growing portfolio of LED lighting products as well as enhanced market penetration generating a larger base of customers.

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

Gross Profit and Gross Profit Margin

Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2012	2011	$	%
Utility and Energy Technologies:
Cost of Sales	$110,953	$89,321	$21,632	24.2%
Gross Profit	$51,086	$40,694	$10,392	25.5%
Gross Profit Margin	31.5%	31.3%

Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 24.2% increase in our consolidated cost of sales and services for 2012 compared to 2011, was driven by the increase in costs associated with the 24.6% increase in sales, together with the factors discussed below leading to the improvement in our gross profit margin.

Our Utility and Energy Technologies segment gross profit increased $10.4 million, or 25.5%, in 2012 compared to 2011. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in 2012 was 31.5%, an increase of 0.2 percentage points compared to 2011. An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 20-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. Our gross profit margin improvement in 2012 compared to 2011 was driven largely by a higher percentage of revenues from our higher margin products and services. As is always the case, variability in our gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase somewhat because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects.

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

Some of these factors are not within our control, and we cannot provide any assurance that we can continue to improve upon those factors that are within our control, especially given the current economic climate as well as our movement to an expected higher percentage of recurring revenue projects. Moreover, our gross revenues are likely to fluctuate from quarter to quarter and from year to year, as discussed in “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results.” Accordingly, there is no assurance that our future gross profit margins will improve or even remain at historic levels in the future, and will likely decrease if revenues decrease.

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and restructuring and cost reduction charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2012	2011	$	%
Consolidated Operating Expenses:
General and administrative	$36,201	$33,652	$2,549	7.6%
Selling, marketing and service	5,560	4,651	909	19.5%
Depreciation and amortization	4,780	3,423	1,357	39.6%
Restructuring and cost reduction charges	2,675	—	2,675	n/m

Total	$49,216	$41,726	$7,490	18.0%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During 2012, a total of $2.7 million of the year-over-year increase in operating expenses is due to costs incurred in connection with the restructuring and cost reduction program we initiated to reduce our costs, streamline our organization, and set the framework to improve the scalability of our cost structure as we grow revenues. We have completed the majority of these cost reduction activities, and expect any remaining charges in 2013 to be less than $0.5 million. We anticipate that the cost reduction initiatives will result in an annual savings of approximately $5 million and help enhance our operating margins as we grow revenues. During 2012, we also incurred $1.4 million of incremental operating expenses at our PowerSecure Solar operations which we acquired in June 2012 and we also incurred incremental depreciation expense related to our capital expenditures, primarily driven by capital expenditures for our Company-owned distributed generation systems. During 2012, we also incurred incremental expenses as a result of the expansion of each of our Distributed Generation, Utility Infrastructure, and Energy Efficiency product and service areas. These incremental investments support higher levels of revenue, new product and customer development, engineering, personnel and equipment, as well as additional sales and marketing activities. Our operating expenses for 2012, as a percentage of our revenues, decreased by 1.7 percentage points compared to 2011, and our 2012 operating expenses excluding the restructuring charges, as a percentage of our revenues, decreased by 3.4 percentage points compared to 2011, as we leveraged our operating expenses against a greater level of revenues year-over-year.

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

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred in our Utility and Energy Technologies segment together with unallocated corporate general and administrative costs. The 7.6% increase in our consolidated general and administrative expenses in 2012, as compared to 2011, was due primarily to an increase in personnel, vehicle, insurance, rent, travel and other expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2012	2011	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$20,449	$19,548	$901	4.6%
Vehicle lease and rental	2,698	2,351	347	14.8%
Insurance	1,243	638	605	94.8%
Rent-office and equipment	1,042	832	210	25.2%
Professional fees and consulting	530	688	(158)	(23.0)%
Travel	1,285	1,013	272	26.9%
Development costs	538	669	(131)	(19.6)%
Other	3,432	2,693	739	27.4%
Oil and Gas Services	—	—	—	n/m
Unallocated Corporate Costs	4,984	5,220	(236)	(4.5)%

Total	$36,201	$33,652	$2,549	7.6%

The increase in our personnel, vehicle, insurance, rent, travel, and other expenses during 2012 compared to 2011 was incurred primarily as a result of $1.4 million of incremental costs incurred at our PowerSecure Solar operations which we acquired in June 2012. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. These costs decreased year-over-year primarily due to a reduction in stock compensation expense partially offset by costs incurred in connection with the acquisition of our PowerSecure Solar operations. We expect our unallocated corporate costs for 2013 to remain relatively constant compared to the levels incurred during 2012 as a result of our cost reduction initiative that was initiated in 2012 and reductions in stock compensation expense.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Utility and Energy Technologies segment. The 19.5% increase in selling, marketing and service expenses in 2012, as compared to 2011, was due to increases in compensation, travel, and advertising and promotion expenses, as well as additional expenses related to the PowerSecure Solar acquisition. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2012	2011	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,987	$2,333	$654	28.0%
Commission	1,000	1,282	(282)	(22.0)%
Travel	759	575	184	32.0%
Advertising and promotion	626	397	229	57.7%
Bad debt expense (recovery)	188	64	124	193.8%
Oil and Gas Services	—	—	—	n/m

Total	$5,560	$4,651	$909	19.5%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 39.6% increase in depreciation and amortization expenses in 2012, as compared to 2011, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment during 2011. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Restructuring and Cost Reduction Charges. Restructuring and cost reduction plan charges consist primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. During 2012, management initiated actions to restructure and reorganize the organization to streamline operations and set the framework for a more scalable and long-term cost structure. The goal of this cost reduction program is to reduce expenses as a percentage of revenues and drive improvements in operating margins as revenues grow. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction plan charges of $2.7 million during 2012. We have completed the majority of these cost reduction activities, and expect any remaining charges in 2013 to be less than $0.5 million. We anticipate that these cost reduction initiatives, when completed, will result in an annual savings of approximately $5 million and drive improvements in our operating margin.

Other Income and Expenses

Our other income and expenses include the gain on the sale of our WaterSecure operations, management fees and equity income earned by our Oil and Gas Services segment as managing trustee of MM 1995-2 relating to the WaterSecure operations, interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2012	2011	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(260)	(383)	123	(32.1)%

Segment total	(260)	(383)	123

Oil and Gas Services:
Gain on sale of unconsolidated affiliate	1,439	21,873	(20,434)	(93.4)%
Equity income	—	1,559	(1,559)	(100.0)%
Management fees	—	282	(282)	(100.0)%

Segment total	1,439	23,714	(22,275)

Unallocated Corporate:
Interest income and other income	88	98	(10)	(10.2)%
Interest expense	(189)	(192)	3	(1.6)%
Income tax benefit (expense)	(850)	(3,134)	2,284	(72.9)%

Segment total	(951)	(3,228)	2,277

Total	$228	$20,103	$(19,875)

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Oil and Gas Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of the assets and business of MM 1995-2 in June 2011. At the time of the sale, MM 1995-2 deferred $4.0 million of the gain until such time as certain contingencies associated with the sale were eliminated and associated escrowed sales proceeds were received. These contingencies expired and were resolved in June 2012 and $3.9 million of the funds that were placed into escrow were released. In June 2012, we received our share of the escrowed sales proceeds and recorded a corresponding gain in the amount of $1.4 million during 2012. We do not expect to receive any additional proceeds from the sale of MM 1995-2.

Equity Income. Equity income at our Oil and Gas Services segment consists of our minority ownership interest in the earnings of the WaterSecure operations. Our equity income is a direct function of the net income of the WaterSecure operations. We recorded no equity income during 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any equity income from this source in the future.

Management Fees. Management fees at our Oil and Gas Services segment consist entirely of fees we earn as the managing trustee of the WaterSecure operations. These fees, to a large extent, are based on a percentage of the revenues of the WaterSecure operations. We recorded no management fees during 2012 due to the sale of the WaterSecure operations on June 1, 2011, and due to that sale we will not record any management fees from this source in the future.

Interest Income and Other Income. Interest income and other income for each segment consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased slightly during 2012, as compared to 2011. This slight decrease was attributable to a reduction in interest-bearing cash and cash equivalent balances in 2012 compared to 2011. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities, term loan and capital leases. In total, interest expense decreased during 2012, as compared to 2011. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year together with a reduction in interest associated with decreased borrowings under the revolving portion of our credit facility during 2012, partially offset by the interest associated with our term loan we completed on February 7, 2012. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Utility and Energy Technologies segment.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our income tax expense decreased in 2012, as compared to 2011, due to the reduction in our taxable income in 2012 compared to 2011 which included the $21.9 million gain from the sale of our unconsolidated affiliate. As a percentage of taxable income, our effective tax rate increased to 28.8% in 2012 compared to 14.1% in 2011 as we eliminated our entire net deferred tax valuation allowance in 2011 which reduced our 2011 effective tax rate accordingly. We expect our effective tax rate in 2013 and beyond will more closely approximate statutory rates.

Non-controlling Interest. We acquired a 67% controlling ownership interest in IES on April 1, 2010 and we acquired a 90% controlling ownership interest in PowerSecure Solar effective June 2, 2012. We record the full amount of income or loss from IES and PowerSecure Solar in our consolidated statements of income. The non-controlling ownership interest in the income or loss of IES and PowerSecure Solar is reflected as a reduction or addition to net income or losses to derive income attributable to PowerSecure International stockholders. The increase in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in 2012, as compared to 2011, is a result of increased development activities at IES to bring a broader complement of new lighting products to market partially offset by the minority interest share of the income of our recently acquired PowerSecure Solar operations.

2011 Compared to 2010

Revenues

The following table summarizes our Utility and Energy Technologies segment revenues for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2011	2010	$	%
Utility and Energy Technologies:
Distributed Generation	$60,073	$50,837	$9,236	18.2%
Utility Infrastructure	47,131	24,275	22,856	94.2%
Energy Efficiency	22,811	21,097	1,714	8.1%

Total	$130,015	$96,209	$33,806	35.1%

Our consolidated revenues for 2011 increased $33.8 million, or 35.1%, compared to 2010 due to an increase in sales in each of our Utility and Energy Technologies segment products and services, including increases in Distributed Generation, Utility Infrastructure, and Energy Efficiency revenues.

Our Utility and Energy Technologies segment distributed generation revenues are very heavily affected by the number, size and timing of our Distributed Generation projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned recurring revenue projects. Our Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in 2011 over 2010 consisted of a $22.9 million, or 94.2%, increase in revenues from Utility Infrastructure products and services, a $9.2 million, or 18.2%, increase in revenues from Distributed Generation products and services, and a $1.7 million, or 8.1%, increase in revenues from Energy Efficiency products. The increase in our Distributed Generation product sales and services reflects an increase in both our PowerSecure-owned recurring revenue systems and customer-owned project sales from year-to-year. During 2011, 18.8% of our distributed generation revenues were derived from recurring revenue sales, a substantial increase over 2010 when 12.6% of our distributed generation revenues were derived from recurring revenue sales. The increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction. The increase in our Energy Efficiency sales and services in 2011 compared to 2010 reflects an increase in revenues from both our EfficientLights and IES LED lighting business operations, driven by a combination of existing and new products that were introduced in late 2010.

Gross Profit and Gross Profit Margin

The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2011	2010	$	%
Utility and Energy Technologies:
Cost of Sales	$89,321	$60,605	$28,716	47.4%
Gross Profit	$40,694	$35,604	$5,090	14.3%
Gross Profit Margin	31.3%	37.0%

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

Operating Expenses

The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2011	2010	$	%
Consolidated Operating Expenses:
General and administrative	$33,652	$28,262	$5,390	19.1%
Selling, marketing and service	4,651	5,104	(453)	(8.9)%
Depreciation and amortization	3,423	2,641	782	29.6%
Restructuring and cost reduction charges	—	—	—	n/m

Total	$41,726	$36,007	$5,719	15.9%

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

	Year Ended		Period-over-Period
	December 31,		Difference
	2011	2010	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$19,548	$14,626	$4,922	33.7%
Vehicle lease and rental	2,351	1,740	611	35.1%
Insurance	638	1,004	(366)	(36.5)%
Rent-office and equipment	832	860	(28)	(3.3)%
Professional fees and consulting	688	894	(206)	(23.0)%
Travel	1,013	937	76	8.1%
Development costs	669	361	308	85.3%
Other	2,693	2,485	208	8.4%
Oil and Gas Services	—	—	—	n/m
Unallocated Corporate Costs	5,220	5,355	(135)	(2.5)%

Total	$33,652	$28,262	$5,390	19.1%

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

Selling, Marketing and Service Expenses. The 8.9% decrease in selling, marketing and service expenses in 2011, as compared to 2010, was due to decreases in travel, advertising and promotion, and bad debt expense. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2011	2010	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$2,333	$2,330	$3	0.1%
Commission	1,282	1,312	(30)	(2.3)%
Travel	575	723	(148)	(20.5)%
Advertising and promotion	397	535	(138)	(25.8)%
Bad debt expense (recovery)	64	204	(140)	(68.6)%
Oil and Gas Services	—	—	—	n/m

Total	$4,651	$5,104	$(453)	(8.9)%

Depreciation and Amortization Expenses. The 29.6% increase in depreciation and amortization expenses in 2011, as compared to 2010, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment throughout 2011 and late 2010. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model.

Other Income and Expenses

The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Year Ended		Period-over-Period
	December 31,		Difference
	2011	2010	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(383)	(341)	(42)	12.3%

Segment total	(383)	(341)	(42)

Oil and Gas Services:
Gain on sale of unconsolidated affiliate	21,873	—	21,873	n/m
Equity income	1,559	3,182	(1,623)	(51.0)%
Management fees	282	583	(301)	(51.6)%

Segment total	23,714	3,765	19,949

Unallocated Corporate:
Interest income and other income	98	99	(1)	(1.0)%
Interest expense	(192)	(278)	86	(30.9)%
Income tax benefit (expense)	(3,134)	(1,130)	(2,004)	177.3%

Segment total	(3,228)	(1,309)	(1,919)

Total	$20,103	$2,115	$17,988

Gain on Sale of Unconsolidated Affiliate. Gain on sale of unconsolidated affiliate at our Oil and Gas Services segment consists of our minority ownership share of the gain recognized by our WaterSecure operations related to the sale of substantially all of assets and business of MM 1995-2 in June 2011.

Equity Income. Our equity income is a direct function of the net income of the WaterSecure operations. We recorded no equity income during the second half of 2011 due to the sale of the WaterSecure operations on June 1, 2011.

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

Interest Expense. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation due to regular payments made on our capital leases over the year, partially offset by the interest associated with our increased borrowings under our credit facility during portions of 2011.

Income Taxes. The gain from the sale of our WaterSecure operations in June 2011 utilized a significant portion of our federal net operation loss carry-forwards and also resulted in the elimination of our valuation allowance on our remaining net operating loss carry-forwards. Our overall effective tax rate in 2011, as compared to 2010, was reduced by the tax benefit associated with the lapse of statute of limitations on uncertain tax positions taken in prior years and the elimination of our valuation allowance on our operating loss carry-forwards.

Non-controlling Interest. Until April 30, 2010, our PowerSecure subsidiary held a 67% controlling ownership interest in EfficientLights. On April 30, 2010, we acquired the 33% non-controlling ownership interest in EfficientLights at which time EfficientLights became a wholly-owned subsidiary of our PowerSecure subsidiary. Also, on April 1, 2010, our PowerSecure subsidiary acquired a 67% controlling ownership interest in IES. The addition for the non-controlling interest in the loss of IES in 2011 is a result of start up and development expenses of IES. The addition for the non-controlling interest in 2010 is a result of the losses related to the IES non-controlling interest subsequent to our acquisition of IES on April 1, 2010, partially offset by income related to the EfficientLights non-controlling interest prior to the exercise of our option to acquire the minority interest position in EfficientLights on April 30, 2010.

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

Working Capital

At December 31, 2012, we had working capital of $59.2 million, including $19.1 million in cash and cash equivalents, compared to working capital of $69.4 million, including $24.6 million in cash and cash equivalents at December 31, 2011. Changes in the components of our working capital from 2011 to 2012 and from 2010 to 2011 are explained in greater detail below. At both December 31, 2012 and 2011, we had $20.0 million of available and unused borrowing capacity from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$10,852	$(5,481)	$(6,638)
Net cash provided by (used in) investing activities	(12,779)	25,721	(10,840)
Net cash provided by (used in) financing activities	(3,557)	(3,836)	5,511

Net increase (decrease) in cash and cash equivalents	$(5,484)	$16,404	$(11,967)

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

Cash provided by operating activities of $10.9 million for 2012 included the effects of the following:

•	our income from continuing operations of $2.1 million;

•	gain on sale of unconsolidated affiliate of $1.4 million;

•	non-cash charges of $4.8 million in depreciation and amortization;

•	stock-based compensation expense of $0.9 million;

•	an increase of $9.7 million in accounts receivable;

•	a net decrease of $1.1 million in deferred income taxes;

•	an increase of $6.6 million of accounts payable;

•	an increase of $6.7 million of accrued expenses including restructuring charges;

•	a net increase of 0.5 million in other assets and liabilities; and

•	cash provided by discontinued operations of $0.3 million.

Cash used in operating activities of $5.5 million in 2011 included the effects of the following:

•	our income from continuing operations of $19.1 million;

•	gain on sale of unconsolidated affiliate of $21.9 million;

•	non-cash charges of $3.4 million in depreciation and amortization;

•	stock-based compensation expense of $2.2 million;

•	non-cash equity income from our WaterSecure operations of $1.6 million offset by cash distributions from those operations of $1.6 million;

•	an increase of $16.9 million in accounts receivable;

•	a decrease of $4.7 million in inventories;

•	a decrease of $2.1 million in deferred income taxes;

•	a net increase of $0.4 million in other assets and liabilities

•	an decrease of $1.5 million of accounts payable;

•	an increase of $5.0 million of accrued expenses; and

•	cash used in discontinued operations of $1.3 million.

Cash used in operating activities of $6.6 million in 2010 included the effects of the following:

•	our income from continuing operations of $1.7 million;

•	non-cash charges of $2.6 million in depreciation and amortization;

•	non-cash stock-based compensation expense of $2.1 million;

•	cash distributions of $0.9 million to the non-controlling member of EfficientLights;

•	non-cash equity income from our WaterSecure operations of $3.2 million partially offset by cash distributions from those operations of $2.7 million;

•	an increase of $4.0 million in accounts receivable;

•	an increase of $5.3 million in inventories;

•	an increase of $0.3 million in deferred income taxes;

•	a net decrease of $0.9 million in other assets and liabilities

•	an increase of $3.8 million of accounts payable;

•	a decrease of $8.6 million of accrued expenses;

•	cash payments of $0.3 million on our restructuring obligations; and

•	cash provided by our discontinued operations of $2.0 million.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $12.8 million and $10.8 million in 2012 and 2010, respectively, while cash provided by investing activities was $25.7 million in 2011. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During 2012, we used $3.5 to million to acquire a 90% ownership interest in PowerSecure Solar, we used $3.9 million to purchase and install equipment at our recurring revenue distributed generation sites, we used $6.8 million principally to acquire operational assets, and we received $1.4 million from the sale of our WaterSecure operations. During 2011, we received $26.2 million in proceeds from the sale of our WaterSecure operations, we received $16.5 million in proceeds from the sale of our Southern Flow business, we used $13.2 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $3.8 million principally to acquire operational assets. During 2010, we used $4.4 million to acquire a 67% ownership interest in IES, $2.6 million to purchase and install equipment at our recurring revenue distributed generation sites, $3.4 million at our PowerSecure subsidiary principally to acquire operational assets, and $0.4 million was used by our discontinued operations.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $3.6 million and $3.8 million in 2012 and 2011, respectively, while cash provided by financing activities was $5.5 million in 2010. During 2012, we received $2.4 million proceeds from a term loan, we used $5.3 million to repurchase shares of our common stock, we used $1.0 million to repay our capital lease and term loan obligations and we received $0.3 million from the exercise of stock options. During 2011, we repaid $5.0 million on our credit facility, we received $2.1 million from sale and leaseback transactions, we paid $0.8 million on our capital lease obligations, we paid $0.4 million to repurchase shares of our common stock, and we received $0.3 million from the exercise of stock options. During 2010, we borrowed $5.0 million on our credit facility, we received $1.5 million from the exercise of stock options, we used $0.2 million to repurchase shares of our common stock, and we used $0.8 million to repay our capital lease obligations.

Capital Spending

Our capital expenditures during 2012 were approximately $10.7 million, of which we used $3.9 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $6.8 million to purchase equipment and other capital items. Our capital expenditures during 2011 were approximately $17.0 million, of which we used $13.2 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $3.8 million to purchase equipment and other capital items. Our capital expenditures during 2010 were approximately $6.1 million, of which we used $2.6 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and $3.4 million to purchase equipment and other capital items.

We anticipate making capital expenditures of approximately $8.0 million in 2013, including capital expenditures for our company-owned distributed generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our Utility Infrastructure business. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support our growth.

Indebtedness

Line of Credit. We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At December 31, 2012 and December 31, 2011, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million. We completed the financing of a $2.4 million term loan under this provision on February 7, 2012. On December 18, 2012, the credit facility was amended to permit us to repurchase up to $10 million shares of our common stock pursuant to our stock repurchase program.

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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of December 31, 2012, we were in compliance with these financial covenants.

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

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, make acquisitions or sales, pay dividends on or repurchase our capital stock or consolidate or merge with other entities. In addition, the credit agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the year ended, December 31, 2012 or at December 31, 2011 or at March 7, 2013. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan. The credit agreement also provides for a five year term loan of up to $2.6 million. We completed the financing of a $2.4 million term loan under this provision on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments of $40 thousand, plus interest, on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016. The outstanding balance on our term loan was $2.2 million at December 31, 2012.

Capital Lease Obligations. We have a capital lease with SunTrust Equipment Finance and Leasing (as lessor), an affiliate of SunTrust Bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $85 thousand over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for $1 dollar, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at December 31, 2012 and 2011 was $2.8 million and $3.6 million, respectively.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at December 31, 2012, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in February 2012, we completed a $2.4 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have restructuring and cost reduction obligations; we have a deferred compensation obligation; and we have a non-compete agreement providing for on-going payments. At December 31, 2012, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of December 31, 2012, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	4 –5 Years	5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loan (2)	2,512	236	456	1,820	—
Capital lease obligations (2)	3,046	1,015	2,031	—	—
Operating leases	11,587	2,969	5,015	3,065	538
Deferred compensation (3)	2,661	—	2,661	—	—
Non-compete agreement	300	100	200	—	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	709	537	172	—	—

Total	$20,919	$4,961	$10,535	$4,885	$538

(1)	Total repayments are based upon borrowings outstanding as of December 31, 2012, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loan at the interest rate in effect as of December 31, 2012 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of February 28, 2013, we had approximately $46 million in surety bonds outstanding, plus an additional approximately $10 million dollars in outstanding surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business on that date. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. In addition, from time to time, PowerSecure International, Inc. guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers.

Off-Balance Sheet Arrangements

During 2012, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes and we did not guaranty any obligations of unconsolidated entities or have any commitment or intent to provide additional funding to any such entities.

Liquidity

Based upon our plans and assumptions as of the date of this report, we believe that our capital resources, including our cash and cash equivalents, amounts available under our credit facility, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, capital spending and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and “Item 1A. Risk Factors.” Although we believe that we have sufficient capital to fund our activities and commitments for at least the next 12 months, our future cash resources and capital requirements may vary materially from those now planned. Our ability to meet our capital needs in the future will depend on many factors, including the effects of the sluggish economic recovery and risks related to continuing economic uncertainty, the timing of sales, the mix of products, the amount of recurring revenue projects, our ability to meet our financial covenants under our credit facility, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors listed above under “—How We Evaluate our Business Performance and Opportunities-Uncertainties, Trends and Risks that can cause Fluctuations in our Operating Results.” above. For these reasons, we cannot provide any assurance that our actual cash requirements will not be greater than we currently expect or that these sources of liquidity will be available when needed.

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

Further information about our significant accounting polices is included in note 2 of the notes to our consolidated financial statements contained elsewhere in this report.

Revenue Recognition. For our distributed generation turn-key project-based sales and our utility infrastructure turn-key projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. Nearly all of our distributed generation and utility infrastructure turn-key projects are fixed-price contracts.

In applying the percentage-of-completion method to our distributed generation turn-key projects, including our traditional distributed generation projects and our solar projects, we have identified the key output project phases that are standard components of these projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of the costs incurred and the value added to the overall project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turn-key product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the construction project and is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues and associated project costs and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.

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

Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are recorded to income in the period in which the facts that give rise to the revision become known. In the event we are required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be significant. If, however, conditions arise that require us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would more likely be significant. In addition, certain contracts contain cancellation provisions permitting the customer to cancel the contract prior to completion of a project. Such cancellation provisions generally require the customer to pay/reimburse us for costs we incurred on the project, but may result in an adjustment to profit already recognized in a prior period.

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

Warranty Reserve. We provide a standard one year warranty for our distributed generation, switchgear and utility infrastructure equipment and a five year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally one to five years for defects in material and workmanship, a warranty period of generally ten to twenty years for declines in power performance, and a warranty period of generally fifteen to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by actual product failure rates, parts and equipment costs and service labor costs incurred in correcting a product failure. In addition, our operating history in the distributed generation, switchgear, and LED-lighting markets are limited. Should actual product failure rates, parts and equipment costs, or service labor costs differ from our estimates, revisions to the estimated warranty liability would be required.

Impairment of Goodwill and Long-Lived Assets. We review our goodwill for impairment annually. We review long-lived assets, such as property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and long-lived assets, we use estimates of future cash flows and other factors to determine the fair value of these assets. For goodwill, our impairment evaluation includes a comparison of the carrying value of the reporting unit which carries the goodwill to that reporting unit’s fair value. The fair value of each reporting unit is based upon an estimate of the net present value of future cash flows, as well as other valuation techniques. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis is required to determine the amount of goodwill impairment, if any. We completed our most recent annual testing of the impairment of goodwill as of October 1, 2012. As a result of the test, we concluded that no impairment of goodwill existed as of October 1, 2012. For long-lived assets, our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value.

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

Deferred Tax Valuation Allowance. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. We previously record a valuation allowance for a significant portion of our deferred tax assets, primarily related to our deferred tax asset for federal and state net operating loss carry-forwards. As a result of the sale of our WaterSecure operations in 2011, we utilized a significant portion of our net operating loss carry-forwards and have eliminated the remaining valuation allowance associated with our remaining net operating loss carry-forwards. We expect our provision for income tax expense in future periods to reflect an effective tax rate that will approximate statutory rates.

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

Costs of Exit or Disposal Activities and Similar Nonrecurring Charges. We record a liability for costs associated with exit or disposal activities equal to the fair value of the liability when the liability is incurred. Such costs associated with a discontinued operation are reported in results of discontinued operations. Costs of an exit or disposal activity that do not involve a discontinued operation are included in income from continuing operations before income taxes in our consolidated statements of income.

Share-Based Compensation. We measure compensation cost for all stock-based awards at their fair value on date of grant and recognize the compensation expense over the service period for awards expected to vest. We measure the fair value of restricted stock awards based on the number of shares granted and the last sale price of our common stock on the date of the grant, and we measure the fair value of stock options using the Black-Scholes valuation model. These fair values are recognized as compensation expense over the service period, net of estimated forfeitures.

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

At December 31, 2012, our cash and cash equivalents balance was approximately $19.1 million, and $2.2 million was outstanding on a term loan under the credit facility. Our credit facility, which is comprised of a revolving credit line and a term loan, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility.

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

The consolidated financial statements and related notes thereto and the other information required by this item are set forth commencing on pages F-1 and G-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in its report which is included in this item.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited PowerSecure International, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PowerSecure International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated financial statements of PowerSecure International, Inc. and our report dated March 7, 2013 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Denver, Colorado

March 7, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this report.

The remainder of the information required by this item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements of PowerSecure International, Inc. are included commencing on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

The following consolidated financial statements of Marcum Midstream 1995-2 Business Trust are included commencing on page G-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PowerSecure International, Inc.

We have audited the accompanying consolidated balance sheets of PowerSecure International, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of PowerSecure International, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerSecure International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerSecure International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2013 expressed an unqualified opinion on the effectiveness of PowerSecure International, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Denver, Colorado

March 7, 2013

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$19,122	$24,606
Trade receivables, net of allowance for doubtful accounts of $336 and $174, respectively	57,147	46,163
Assets of discontinued operations held for sale	—	380
Inventories	20,327	20,290
Income taxes receivable	592	439
Deferred tax asset, net	803	650
Prepaid expenses and other current assets	1,285	1,128

Total current assets	99,276	93,656

Property, plant and equipment:
Equipment	48,447	38,441
Furniture and fixtures	375	283
Land, building and improvements	5,907	5,885

Total property, plant and equipment, at cost	54,729	44,609
Less accumulated depreciation and amortization	12,152	8,281

Property, plant and equipment, net	42,577	36,328

Other assets:
Goodwill	12,884	7,970
Noncurrent deferred tax asset, net	—	266
Restricted annuity contract	2,447	2,376
Intangible rights and capitalized software costs, net of accumulated amortization of $3,588 and $3,070, respectively	1,328	1,642
Investment in unconsolidated affiliate	—	6
Other assets	635	331

Total other assets	17,294	12,591

Total Assets	$159,147	$142,575

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,150	$6,894
Accrued and other liabilities	23,887	16,129
Accrued restructuring and cost reduction liabilities	709	—
Liabilities of discontinued operations held for sale	—	125
Current unrecognized tax benefit	242	287
Current portion of term loan	160	—
Current portion of capital lease obligation	886	840

Total current liabilities	40,034	24,275

Long-term liabilities:
Revolving line of credit	—	—
Term loan, net of current portion	2,080	—
Capital lease obligation, net of current portion	1,921	2,807
Deferred tax liability, net	955	—
Unrecognized tax benefit	640	731
Other long-term liabilities	2,518	2,300

Total long-term liabilities	8,114	5,838

Commitments and contingencies (Notes 9 and 11)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock—undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock—Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 and 25,000,000 shares authorized, respectively; 18,202,548 and 18,908,412 shares issued and outstanding, respectively	182	189
Additional paid-in-capital	112,738	116,803
Accumulated deficit	(2,361)	(5,439)

Total PowerSecure International, Inc. stockholders’ equity	110,559	111,553
Non-controlling interest	440	909

Total stockholders’ equity	110,999	112,462

Total Liabilities and Stockholders’ Equity	$159,147	$142,575

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$162,039	$130,015	$96,209
Cost of sales	110,953	89,321	60,605

Gross profit	51,086	40,694	35,604

Operating expenses:
General and administrative	36,201	33,652	28,262
Selling, marketing and service	5,560	4,651	5,104
Depreciation and amortization	4,780	3,423	2,641
Restructuring and cost reduction charges	2,675	—	—

Total operating expenses	49,216	41,726	36,007

Operating income (loss)	1,870	(1,032)	(403)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	1,439	21,873	—
Equity income from unconsolidated affiliate	—	1,559	3,182
Management fees	—	282	583
Interest income and other income	88	98	99
Interest expense	(449)	(575)	(619)

Income before income taxes	2,948	22,205	2,842
Income tax expense	850	3,134	1,130

Income from continuing operations	2,098	19,071	1,712

Discontinued operations (Note 6):
Income (loss) from operations, net of tax	78	(1,501)	1,597
Gain on disposal, net of tax	—	5,634	—

Income from discontinued operations, net of tax	78	4,133	1,597

Net income	2,176	23,204	3,309
Net loss attributable to non-controlling interest	902	846	153

Net income attributable to PowerSecure International, Inc.	$3,078	$24,050	$3,462

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations, net of tax	$3,000	$19,917	$1,865
Income from discontinued operations, net of tax	78	4,133	1,597

Net income	$3,078	$24,050	$3,462

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.16	$1.05	$0.10
Income from discontinued operations	—	0.22	0.09

Net income attributable to PowerSecure International, Inc. common stockholders	$0.16	$1.27	$0.19

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income from continuing operations	$0.16	$1.04	$0.10
Income from discontinued operations	—	0.22	0.09

Net income attributable to PowerSecure International, Inc. common stockholders	$0.16	$1.26	$0.19

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands, except per share data)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	Controlling
	Shares	Value	Capital	Deficit	Interest	Total
Balance at January 1, 2010	17,242	$172	$110,911	$(32,951)	$1,107	$79,239
Net income				3,462		3,462
Non-controlling interest:
Capital contribution					2,188	2,188
Acquisition of non-controlling interest	1,025	10	492		(510)	(8)
Share of income (loss)					(153)	(153)
Cash distributions					(877)	(877)
Stock option compensation			381			381
Issuance and amortization of restricted stock awards	21	—	1,568			1,568
Repurchases of common stock	(21)	—	(190)			(190)
Stock option exercises, including tax benefit of $177	435	5	1,629			1,634

Balance at December 31, 2010	18,702	187	114,791	(29,489)	1,755	87,244
Net income				24,050		24,050
Non-controlling interest:
Share of income (loss)					(846)	(846)
Stock option compensation			248			248
Issuance and amortization of restricted stock awards	29	—	1,560			1,560
Repurchases of common stock	(78)	(1)	(446)			(447)
Stock option exercises, including tax benefit of $342	255	3	650			653

Balance at December 31, 2011	18,908	189	116,803	(5,439)	909	112,462
Net income				3,078		3,078
Non-controlling interest:
Capital contribution					433	433
Share of income (loss)					(902)	(902)
Stock option compensation			116			116
Issuance and amortization of restricted stock awards	126	1	768			769
Repurchases of common stock	(928)	(9)	(5,259)			(5,268)
Stock option exercises	97	1	310			311

Balance at December 31, 2012	18,203	$182	$112,738	$(2,361)	$440	$110,999

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$2,176	$23,204	$3,309
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unconsolidated affiliate	(1,439)	(21,873)	—
Income from discontinued operations	(78)	(4,133)	(1,597)
Depreciation and amortization	4,780	3,423	2,641
Stock compensation expense	885	2,151	2,119
Distributions to non-controlling shareholder	—	—	(877)
Loss on disposal of miscellaneous assets	78	37	41
Equity in income of unconsolidated affiliate	—	(1,559)	(3,182)
Distributions from unconsolidated affiliate	—	1,576	2,737
Changes in operating assets and liabilities, net of effect of acquisition:
Trade receivables, net	(9,664)	(16,873)	(4,037)
Inventories	68	4,721	(5,280)
Deferred taxes	1,068	2,059	(262)
Other current assets and liabilities	(354)	(1,551)	1,095
Other noncurrent assets and liabilities	(249)	1,152	(236)
Accounts payable	6,579	(1,544)	3,840
Accrued and other liabilities	5,959	5,035	(8,631)
Accrued restructuring and cost reduction liabilities	709	—	(325)

Net cash provided by (used in) continuing operations	10,518	(4,175)	(8,645)
Net cash provided by (used in) discontinued operations	334	(1,306)	2,007

Net cash provided by (used in) operating activities	10,852	(5,481)	(6,638)

Cash flows from investing activities:
Acquisition	(3,523)	—	(4,413)
Purchases of property, plant and equipment	(10,385)	(16,545)	(5,392)
Additions to intangible rights and software development	(331)	(426)	(633)
Proceeds from sale of property, plant and equipment	15	13	13
Proceeds from sale of unconsolidated affiliate	1,445	26,167	—
Proceeds from sale of discontinued operations	—	16,515	—
Discontinued operations investing activities	—	(3)	(415)

Net cash provided by (used in) investing activities	(12,779)	25,721	(10,840)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	(5,000)	5,000
Proceeds from term loan borrowings	2,400	—	—
Proceeds from sale leaseback transactions	—	2,097	—
Payments on term loan	(160)	—	—
Payments on capital lease obligations	(840)	(796)	(756)
Repurchases of common stock	(5,268)	(447)	(190)
Proceeds from stock option exercises	311	310	1,457

Net cash provided by (used in) financing activities	(3,557)	(3,836)	5,511

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,484)	16,404	(11,967)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,606	8,202	20,169

CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,122	$24,606	$8,202

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(all amounts in thousands, except per share data)

1. Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

Our Utility and Energy Technologies segment includes our core business operations. It is the only segment that we have been strategically focused on investing in and growing for the last several years. Conversely, our Oil and Gas Services segment contained our non-core business operations, which ceased on-going business activities in 2011 as a result of our strategy to divest the operations of this segment to focus on the Utility and Energy Technologies segment.

Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. Our strategy is focused on growing these three product and service areas because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. These three product and service areas share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among the three product and service areas due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh, North Carolina, Randleman, North Carolina, McDonough, Georgia, and Anderson, South Carolina areas. The locations of our sales organization and field employees for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Our Oil and Gas Services segment ceased on-going business activities in June 2011, when we completed our strategy to divest the operations of this segment. Until the divestitures of the last of our non-core Oil and Gas Services operations in 2011, our Oil and Gas Services segment operated through our two other principal operating subsidiaries, Southern Flow Companies, Inc., which we refer to as “Southern Flow”, and WaterSecure Holdings, Inc., which we refer to as “WaterSecure”. WaterSecure held a significant non-controlling minority portion of the equity interests in an unconsolidated business, Marcum Midstream 1995-2 Business Trust, a Delaware statutory trust, which we refer to as “MM 1995-2” or as our “WaterSecure operations”. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and the proceeds from the sale and the liquidation of its remaining assets were distributed to MM 1995-2’s shareholders, including our WaterSecure subsidiary, in 2011 and 2012. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. Due to its sale, Southern Flow’s operations are reflected as discontinued operations in the accompanying consolidated financial statements. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment.

See Note 14 for more information concerning our reportable segments.

Basis of Presentation

Organization – The accompanying consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries, primarily PowerSecure, Inc. and its majority-owned and wholly-owned subsidiaries, UtilityEngineering, Inc., PowerServices, Inc., EnergyLite, Inc., EfficientLights, LLC (“EfficientLights”), Innovative Electronic Solutions Lighting, LLC (“IES”), Reid’s Trailer, Inc. (“PowerFab”), Innovation Energies, LLC, Southern Energy Management PowerSecure, LLC (“PowerSecure Solar”) and PowerPackages, LLC, as well as Southern Flow Companies, Inc. (“Southern Flow”), WaterSecure Holdings, Inc. (“WaterSecure”), and Marcum Gas Metering, Inc., which are collectively referred to as the “Company” or “PowerSecure” or “we” or “us” or “our”.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, Consolidated Balance Sheets as of December 31, 2012 and 2011 and Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010. All entries required for the fair presentation of the financial statements are of a normal recurring nature.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions. We use the equity method to account for our investment in our unconsolidated affiliate.

Non-controlling Interest – On June 5, 2012, we acquired a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company (see Note 4). On April 1, 2010, we acquired a 67% controlling ownership interest in IES, an LED lighting company. Both PowerSecure Solar and IES are included in our consolidated financial statements. The non-controlling ownership interest in the income or losses of PowerSecure Solar and IES are included in our consolidated statements of income as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Similarly, the non-controlling ownership interest in the undistributed equity of PowerSecure Solar and IES are shown as a separate component of stockholders’ equity in our consolidated balance sheets.

In addition, until April 30, 2010, the President and founder of EfficientLights and five other key employees held a non-controlling interest in EfficientLights. The following is a reconciliation of the amounts attributable to the non-controlling interest in IES, PowerSecure Solar and EfficientLights for the years ended December 31, 2012, 2011 and 2010:

	Non-controlling Interest
		PowerSecure
	IES	Solar	EfficientLights	Total
Balance, January 1, 2010	$—	$—	$1,107	$1,107
Capital contribution	2,188	—	—	2,188
Income (loss)	(433)	—	280	(153)
Distributions	—	—	(877)	(877)
Acquisition of non-controlling interest	—	—	(510)	(510)

Balance, December 31, 2010	1,755	—	—	1,755
Income (loss)	(846)	—	—	(846)
Distributions	—	—	—	—

Balance, December 31, 2011	909	—	—	909
Capital contribution	—	433	—	433
Income (loss)	(915)	13	—	(902)

Balance, December 31, 2012	$(6)	$446	$—	$440

Use of Estimates – The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include percentage-of-completion estimates for revenue and cost of sales recognition, incentive compensation and commissions, allowance for doubtful accounts receivable, inventory valuation reserves, warranty reserves and our deferred tax valuation allowance.

Reclassifications – Certain 2011 and 2010 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

In applying the percentage-of-completion method to our distributed generation turn-key projects, including our traditional distributed generation projects and our solar projects, we have identified the key output project phases that are standard components of these projects. We have further identified, based on past experience, an estimate of the value of each of these output phases based on a combination of the costs incurred and the value added to the overall project. While the order of these phases varies depending on the project, each of these output phases is necessary to complete each project and each phase is an integral part of the turn-key product solution we deliver to our customers. We use these output phases and percentages to measure our progress toward completion of our construction projects. For each reporting period, the status of each project, by phase, is determined by employees who are managers of or are otherwise directly involved with the project and is reviewed by our accounting personnel. Utilizing this information, we recognize project revenues and associated project costs and gross profit based on the percentage associated with output phases that are complete or in process on each of our projects.

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

Because the percentage-of-completion method of accounting relies upon estimates described above, recognized revenues and profits are subject to revision as a project progresses to completion. Revisions in profit estimates are recorded to income in the period in which the facts that give rise to the revision become known. In the event we are required to adjust any particular project’s estimated revenues or costs, the effect on the current period earnings may or may not be significant. If, however, conditions arise that require us to adjust our estimated revenues or costs for a series of similar construction projects, the effect on current period earnings would more likely be significant. In addition, certain contracts contain cancellation provisions permitting the customer to cancel the contract prior to completion of a project. Such cancellation provisions generally require the customer to pay/reimburse us for costs we incurred on the project, but may result in an adjustment to profit already recognized in a prior period.

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

Cash and Cash Equivalents – Cash and all highly liquid investments with a maturity of three months or less from the date of purchase, including money market mutual funds, short-term time deposits, and government agency and corporate obligations, are classified as cash and cash equivalents. Supplemental statement of cash flows information for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Cash paid during the year for:
Interest-continuing operations	$149	$456	$461
Income taxes-continuing operations	134	892	281
Income taxes-discontinued operations	—	—	62

There were no non-cash investing or financing activities during the years ended December 31, 2012, 2011 or 2010.

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

Concentration of Credit Risk – We are subject to concentrations of credit risk from our cash and cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash and cash equivalents by placing them with multiple domestic financial institutions. Nevertheless, our cash in bank deposit accounts at these financial institutions frequently exceeds federally insured limits. We have not experienced any losses in such accounts.

From time to time, we have derived a material portion of our revenues from one or more significant customers. To date, nearly all our revenues have been derived from sales to customers within the United States.

Inventories – Inventories are stated at the lower of cost (determined primarily on a specific-identification basis) or market. Inventories at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Raw materials, equipment and supplies	$16,217	$15,062
Work in process	2,795	3,860
Finished goods	3,075	2,885
Valuation reserve	(1,760)	(1,517)

Total	$20,327	$20,290

Raw materials, equipment and supplies consist primarily of equipment with long lead-times purchased for anticipated customer orders. Work in progress consists primarily of equipment and parts allocated to specific distributed generation turn-key projects and utility infrastructure projects accounted for on the percentage-of-completion basis. Finished goods consists primarily of LED-based lighting products stocked to meet customer order and delivery requirements. We provide a valuation reserve primarily for raw materials, equipment and supplies and certain work in process inventory items that may be in excess of our needs, obsolete or damaged and requiring repair or re-work.

Property, Plant and Equipment – Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years. Depreciation expense on property, plant and equipment was $4,112 thousand, $2,672 thousand, and $1,978 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. Property, plant and equipment includes items under capital lease with a net book value of $4,828 thousand and $5,124 thousand at December 31, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets – We amortize the cost of intangible assets that do not have an indefinite life over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite lives. Amortization expense on intangible assets was $668 thousand, $722 thousand, and $590 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. We perform reviews of goodwill and intangible assets with indefinite lives for impairment annually, as of October 1, or more frequently if impairment indicators arise. Based on the results of our annual reviews, we have concluded that there has been no impairment of goodwill or intangible assets during the three years ended December 31, 2012. The following is a summary of changes in the balance of our goodwill for the years ended December 31, 2012 and 2011:

	2012	2011
Goodwill, beginning of year	$7,970	$7,970
Addition due to the acquisition of PowerSecure Solar	4,914	—

Goodwill, end of year	$12,884	$7,970

We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Unamortized software and software development costs at December 31, 2012 and 2011 are $410 thousand and $541 thousand, respectively. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years. Unamortized patent and license costs at December 31, 2012 and 2011 are $812 thousand and $946 thousand, respectively.

Debt Issuance Costs – Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs was $111 thousand, $107 thousand and $141 thousand for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in interest expense in our consolidated statements of income.

Debt issuance costs are included in other current and non-current assets, and consist of the following at December 31, 2012 and 2011:

	2012	2011
Debt issuance costs, beginning of year	$301	$314
Addition of debt issuance costs	37	94
Amortization of debt issuance costs	(111)	(107)

Debt issuance costs, end of year	$227	$301

Accrued and Other Liabilities – Accrued and other liabilities at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Accrued project costs	$5,437	$5,490
Payroll, employee benefits and related liabilities	4,453	4,097
Advance billings on projects in progress	9,655	3,333
Warranty reserve	1,653	1,090
Sales, property and franchise taxes	602	694
Deferred revenue	333	543
Preferred stock redemption obligation	104	104
Other	1,650	778

Total	$23,887	$16,129

Warranty Reserve – We provide a standard one year warranty for our distributed generation, switchgear and utility infrastructure equipment and a five to ten year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally one to five years for defects in material and workmanship, a warranty period of generally ten to twenty years for declines in power performance, and a warranty period of generally fifteen to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve. The balance of our warranty reserve included in accrued and other liabilities is set forth below:

	Year Ended December 31,
	2012	2011	2010
Warranty provision, beginning of year	$1,090	$1,087	$769
Addition due to acquisition of PowerSecure Solar	237	—	—
Accruals for warranties issued during the year	499	122	380
Warranty settlements during the year	(173)	(119)	(62)

Warranty provision, end of year	$1,653	$1,090	$1,087

Share-Based Compensation – We measure compensation cost for all stock-based awards at their fair value on date of grant and recognize the compensation expense over the service period for awards expected to vest, net of estimated forfeitures. We measure the fair value of restricted stock awards based on the number of shares granted and the last sale price of our common stock on the date of the grant, and we measure the fair value of stock options using the Black-Scholes valuation model.

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the years ended December 31, 2012, 2011 and 2010 was $885 thousand, $1,808 thousand and $1,942 thousand, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of income.

Impairment or Disposal of Long-Lived Assets – We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. During the year ended December 31, 2011, we recorded a $383 loss from the write-down of long-lived assets associated with our PowerPackages exit activities, which is included in discontinued operations (see Note 6). We did not record any impairment charges during the years ended December 31, 2012 or 2010.

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

Subsequent Events—Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued and are classified as either “recognized subsequent events” or “non-recognized subsequent events”. We recognize and include in our financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. We disclose non-recognized subsequent events that provide evidence about conditions that arise after the balance sheet date but are not yet reflected in our financial statements when such disclosure is required to prevent the financial statements from being misleading. See Note 4 for disclosure of a recent acquisition that occurred subsequent to December 31, 2012.

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

3. Earnings per Share

Basic earnings per share is computed by dividing net income attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options in periods in which we report a loss from continuing operations or in which the option exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive.

The following table sets forth the calculation of basic and diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations	$3,000	$19,917	$1,865
Income from discontinued operations	78	4,133	1,597

Net income	$3,078	$24,050	$3,462

Basic weighted-average common shares outstanding in period	18,681	18,877	18,133
Dilutive effect of stock options	137	262	470

Diluted weighted-average common shares outstanding in period	18,818	19,139	18,603

Basic earnings per common share:
Income from continuing operations	$0.16	$1.05	$0.10
Income from discontinued operations	0.00	0.22	0.09

Basic earnings per common share	$0.16	$1.27	$0.19

Diluted earnings per common share:
Income from continuing operations	$0.16	$1.04	$0.10
Income from discontinued operations	0.00	0.22	0.09

Diluted earnings per common share	$0.16	$1.26	$0.19

4. Acquisitions

Acquisition of ESCO Business – Subsequent to December 31, 2012, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the ESCO business of Lime Energy Services Co. (“LESCO”), a Massachusetts corporation and wholly-owned subsidiary of Lime Energy Co., a Delaware corporation (“Lime”). The acquired ESCO business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers, for the benefit of commercial, industrial and institutional customers as end users, as well as a prime contractor directly to such end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The acquired business serves ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, large government sites and small, local facilities. LESCO is retaining its other businesses, including small business direct install and similar programs involving energy efficiency and related projects for utility customers with a site electrical demand of 350 kW or less and for which such electric utility pays a rebate or other incentive that such administrator and/or implementor provides, directly or indirectly, to such customers on behalf of such utility.

The acquisition was consummated pursuant to an Asset Purchase and Sale Agreement, dated as of February 28, 2013 (the “Purchase Agreement”), by and among LESCO, as the seller, Lime, as the seller’s parent, and PowerSecure, as the purchaser. The purchase price for the acquired assets consisted of approximately $1.9 million in cash, subject to a post-closing confirmation of the amount of the negative net working capital balance, plus the assumption of approximately a negative $3.7 million net working capital balance. The negative net working capital that was assumed by us consisted of approximately $6.3 million in accounts receivable and other current assets and approximately $9.9 million in trade payables and other debts, liabilities and obligations relating to the acquired business and assumed contracts. The assumed contracts will require the consent of the customers to complete the assignment, so PowerSecure and LESCO have entered into a subcontracting arrangement in the interim to facilitate PowerSecure obtaining the rights and benefits, and taking on the duties and obligations, of LESCO under the assumed contracts after the closing.

The acquisition was effective as of the end of the day on February 28, 2013. In connection with the acquisition, PowerSecure entered into certain indemnifications to the surety on the bonds for certain projects that were bonded prior to the closing by LESCO, and will continue to do so after the closing with respect to the assumed contracts until the projects are completed or until the consents are obtained and the bonding can be completed in PowerSecure’s name directly.

The Purchase Agreement contains customary representations and warranties as well as indemnification obligations by LESCO and Lime, on the one hand, and by PowerSecure, on the other hand, to each other. In addition, the Purchase Agreement contains a five year covenant not to compete by LESCO and Lime against PowerSecure and its affiliates in the acquired business, subject to certain exceptions related to their retained businesses, and related customary restrictive covenants. Correspondingly, the Purchase Agreement contains a five year covenant not to compete by PowerSecure against LESCO and Lime and their affiliates in the retained business relating to small business direct install programs and related customary restrictive covenants, subject to certain exceptions such as for PowerSecure’s current business.

The purchase price allocation and pro forma financial information have not yet been completed. We expect that the operations of the ESCO Business acquired will be included within our Utility and Energy Technologies operating segment commencing from the date of acquisition.

Acquisition of PowerSecure Solar – On June 5, 2012, we acquired a distributed solar energy business, adding this capability to our distributed generation system platform. Our new capabilities were acquired through the acquisition of the utility, commercial and industrial solar energy business of Southern Energy Management, Inc., a North Carolina corporation (the “Seller”). Our decision to offer solar solutions resulted from an evaluation of the industry and of the improved economics of distributed solar energy systems. We believe the decrease in the cost of solar panels (which we do not produce), and corresponding increases in their energy efficiency, in conjunction with our highly efficient distributed generation systems, provides us with a market opportunity to participate in the downstream segment of the solar business, and bring solar energy projects to our customers and utility partners. We began offering utilities and their large commercial and industrial customers solar energy distributed generation systems immediately after the acquisition, and took over the installation of several significant projects the Seller had in process, including a 4.5 megawatt system.

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

The effective date of the acquisition of the Acquired Business was June 2, 2012. Total revenues and pre-tax income from PowerSecure Solar since the effective date of acquisition included in the accompanying consolidated statements of income for the year ended December 31, 2012 were $8.2 million and $125 thousand, respectively. Additional acquisition-related costs in the amount of $140 thousand were recognized as an expense during the year ended December 31, 2012, and are included in general and administrative expense in the accompanying consolidated statements of income.

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

Supplemental pro forma information, as if the acquisition had occurred on January 1, 2010, is as follows:

	PowerSecure International, Inc
	Pro Forma Results of Operations
	Year ended December 31,
	2012	2011	2010
Revenues	$168,575	$154,136	$114,561
Earnings Attributable to PowerSecure International, Inc.:
Income from continuing operations	$2,146	$18,023	$2,423
Net income	$2,224	$22,156	$4,020
Diluted earnings per common share:
Income from continuing operations	$0.11	$0.94	$0.13
Net income	$0.12	$1.16	$0.22

The supplemental pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the acquisition occurred on January 1, 2010. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the year ended December 31, 2012 were adjusted to exclude $140 thousand of acquisition-related costs incurred in 2012.

Acquisition of IES – On April 1, 2010, we expanded our light emitting diode (“LED”) lighting business through the formation and acquisition of a 67% controlling interest in IES, which acquired substantially all of the assets and business of a leading LED lighting development company, Innovative Electronic Solutions, LLC, in order to accelerate the expansion of new LED lighting products and to capitalize on the growing marketplace for LED lighting. The acquired business designs and manufactures new LED-based lighting products for commercial, industrial, and retail customers. The business includes turn-key product development, design and manufacturing of solid state LED-based lights and their components, including power drivers, light engines, and thermal management solutions.

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

Consideration paid to Seller:
Cash	$4,413

Accounts receivable	$349
Inventories	282
Property, plant and equipment	427
Deposits	14
Identifiable intangible assets	596
Accounts payable	(977)
Accrued and other liabilities	(35)

Total identifiable net assets (liabilities)	656
Non controlling interest in PowerSecure Solar	(2,188)
Goodwill	5,945

$4,413

The operations of IES are included within our Utility and Energy Technologies operating segment commencing from the date of acquisition. Pro forma results of operations for the year ended December 31, 2010 have not been included herein as the effects of the acquisition were not material to our results of operations.

Both we and the seller are subject to various buy-sell rights and obligations with respect to their equity interests in IES, including various call, put and drag-along rights and obligations. Commencing in 2012, we have the right to purchase the minority interest in IES held by the seller through the issuance and delivery of shares of our common stock in an amount based on a formula derived from the value of our stock using our E.P.S multiple (or if we do not have positive net income, then our revenue multiple) applied to IES’s minority interest, subject to a minimum value of $10 million.

Acquisition of Non-controlling Interest in EfficientLights – On April 30, 2010, after previously owning two-thirds of the equity interests in EfficientLights, we exercised our option to acquire the remaining one-third minority interest in EfficientLights in exchange for 1,025,641 shares of our common stock. The minority interest in EfficientLights was previously owned by the founder, who is also the President of EfficientLights, and five other key employees of EfficientLights. EfficientLights markets and sells LED-based lights that enhance the quality of light while reducing energy and maintenance costs for refrigerated cases and storage coolers in grocery, drug, and convenience stores, and is in the process of developing other LED-based lighting products, including additional in-store retail lighting, LED-based parking lot lights, street lights and security lights. As a result of the exercise of our option to purchase the remaining one-third minority interest, EfficientLights became a wholly-owned subsidiary of our PowerSecure, Inc. subsidiary and there is no reduction in our net income for net income attributable to the non-controlling interest in EfficientLights after April 30, 2010.

5. Restructuring and Cost Reduction Program

During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program is to reduce expenses as a percentage of revenues in future periods thereby improving our operating margin. As a result of these cost reduction initiatives, we incurred pre-tax restructuring and cost reduction charges of $2.7 million during the year ended December 31, 2012, consisting primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. A total of $2.2 million of the restructuring and cost reduction charges were incurred at our Utility and Energy Technologies segment, while the remaining $0.5 million of restructuring and cost reduction charges were incurred at the Corporate level. We have completed the majority of the cost reduction activities, and expect any remaining charges in 2013 will be less than $0.5 million. The following table summarizes the restructuring and cost reduction plan activities and the balance of our accrued restructuring and cost reduction liabilities at and for the year ended December 31, 2012:

	Employee	Employment
	Termination	Arrangement
	Costs	Revisions	Total
Accrued restructuring and cost reduction liabilities, January 1, 2012	$—	$—	$—
Costs incurred and charged to expense	1,250	1,425	2,675
Cash payments	(541)	(1,425)	(1,966)

Accrued restructuring and cost reduction liabilities, December 31, 2012	$709	$—	$709

The balance of accrued restructuring and cost reduction plan liabilities at December 31, 2012 is included in current liabilities in our Consolidated Balance Sheet. We expect the majority of the balance of our accrued restructuring plan liabilities at December 31, 2012 will be paid during 2013.

6. Discontinued Operations

In January 2011, we sold our Southern Flow business and operations, which was part of our Oil and Gas Services segment. During the second half of 2011, we substantially completed the shutdown activities of our PowerPackages business which provided medium speed engine distributed generation products and services within our Utility and Energy Technologies segment. As a result, the sale of Southern Flow and the results of operations of PowerPackages are classified as discontinued operations in the accompanying consolidated financial statements.

The results of PowerPackages discontinued operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
PowerPackages Discontinued Operations:	2012	2011	2010
Total revenues	$586	$2,462	$1,305
Cost of sales and operating expenses	460	4,877	2,855

Income (loss) before income taxes	126	(2,415)	(1,550)
Income tax benefit (expense)	(48)	914	604

Income (loss) from operations	78	(1,501)	(946)
Gain on disposal	—	—	—
Income tax on disposal	—	—	—

Income (loss) from discontinued operations	$78	$(1,501)	$(946)

The following assets and liabilities of PowerPackages were segregated and included in Assets and Liabilities of discontinued operations held for sale, as appropriate, in the accompanying consolidated balance sheets at December 31, 2012 and 2011:

	December 31,
PowerPackages Assets and Liabilities:	2012	2011
Inventories	$—	$380
Other assets	—	—

Assets of discontinued operations	$—	$380

Accrued and other liabilities	$—	$125
Other liabilities	—	—

Liabilities of discontinued operations	$—	$125

The results of Southern Flow discontinued operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
Southern Flow Discontinued Operations:	2012	2011	2010
Total revenues	$—	$—	$19,380
Cost of sales and operating expenses	—	—	16,771

Income (loss) before income taxes	—	—	2,609
Income tax benefit (expense)	—	—	(66)

Income (loss) from operations	—	—	2,543
Gain on disposal	—	5,538	—
Income tax benefit on disposal	—	96	—

Income (loss) from discontinued operations	$—	$5,634	$2,543

There were no assets or liabilities of Southern Flow discontinued operations at either December 31, 2012 or 2011.

7. Investment in Unconsolidated Affiliate

Until June 2011, we owned a significant non-controlling minority portion of the equity interests in MM 1995-2 through our wholly-owned WaterSecure subsidiary. We accounted for this investment using the equity method and received both equity income and management fees for management services we provided to MM 1995-2 as its managing trustee. In June 2011, MM 1995-2 sold substantially all of its assets and business for cash and we recorded a pretax gain in the amount of $21.9 million from the sale in our financial statements for the year ended December 31, 2011.

An amount equal to $4.0 million of the cash sales price owed by the purchaser to MM 1995-2 was held in escrow until June 1, 2012, for potential claims relating to various representations and warranties. The $4.0 million escrow had been subject to the purchaser’s rights to these funds for contingencies that were outside of our control. Upon termination of the escrow on June 1, 2012, approximately $3.9 million of the remaining escrow account balance was paid to MM 1995-2, of which we received $1.4 million, which was our distributive share from MM 1995-2 of these escrow proceeds.

We recorded a gain in the amount of $1.4 million in our financial statements for the year ended December 31, 2012 related to this final cash distribution from the sale of the assets of MM 1995-2. We do not expect to receive any additional proceeds from the sale. There were no equity income or management fees earned during the year ended December 31, 2012 because MM 1995-2 business activities ceased when the sale was consummated in June 2011.

The following table sets forth summarized financial information for MM 1995-2 at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010:

	December 31,
	2012	2011
Total current assets	$—	$4,182
Other assets	—	—

Total assets	$—	$4,182

Total current liabilities	$—	$4,168
Total shareholders’ equity	—	14

Total liabilities and shareholders’ equity	$—	$4,182

	Year Ended December 31,
	2012	2011	2010
Total revenues	$—	$9,023	$18,331
Total costs and expenses	—	5,169	10,464

Income from operations	—	3,854	7,867
Gain on disposal	3,948	65,672	—

Net income	$3,948	$69,526	$7,867

MM 1995-2 was legally dissolved in August 2012 after the sale and liquidation of all of its assets and liabilities and the final distribution of its remaining cash balances to its shareholders in June 2012.

8. Debt

Line of Credit – We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At December 31, 2012 and 2011, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries. In addition, the credit facility provides for a five year term loan of up to $2.6 million. We completed the financing of a $2.4 million term loan under this provision on February 7, 2012. On December 18, 2012, the credit facility was amended to permit us to repurchase up to $10 million of shares of our common stock pursuant to our Stock Repurchase Program (see Note 13).

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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. At December 31, 2012, we were in compliance with these financial covenants.

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

The credit facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, make acquisitions or sales, pay dividends on or repurchase our capital stock or consolidate or merge with other entities. In addition, the credit agreement contains customary events of default including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, judgment defaults and certain ERISA-related events.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the year ended, December 31, 2012 or at March 7, 2013. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

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

9. Capital Lease Obligation

We have a capital lease with SunTrust Equipment Finance and Leasing (as lessor), an affiliate of SunTrust Bank, from the sale and leaseback of distributed generation equipment placed in service at customer locations. We received $5.9 million from the sale of the equipment in December 2008 which we are repaying under the terms of the lease with monthly principal and interest payments of $85 thousand over a period of 84 months. At the expiration of the term of the lease in December 2015, we have the option to purchase the equipment for $1 dollar, assuming no default under the lease by us has occurred and is then continuing. The lease is guaranteed by us under an equipment lease guaranty. The lease and the lease guaranty constitute permitted indebtedness under our current credit agreement.

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

The balance of our capital lease obligation shown in the consolidated balance sheet at December 31, 2012 and 2011 consist entirely of our obligation under the equipment lease described above. The scheduled annual payments on our capital lease obligation is as follows:

Scheduled
Year Ending December 31:	Payments
2013	$1,015
2014	1,015
2015	1,016

Total minimum lease payments	3,046
Less: Interest included in the lease payments	239

Present value of minimum lease payments	$2,807

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

Stock Options – Net income for the years ended December 31, 2012, 2011, and 2010 includes $116 thousand, $247 thousand, and $381 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. The after-tax compensation cost of outstanding stock options for the years ended December 31, 2012, 2011 and 2010 was $83 thousand, $212 thousand, and $229 thousand, respectively. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income.

A summary of option activity for the year ended December 31, 2012 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2011	911	$6.98
Granted	80	5.07
Exercised	(97)	3.22
Expired	—	—
Forfeited	(56)	7.31

Balance, December 31, 2012	838	$7.21	4.56	$0.60

Exercisable, December 31, 2012	679	$7.56	3.71	$0.25

A summary of option activity for the year ended December 31, 2011 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2010	1,247	$5.98
Granted	20	5.45
Exercised	(292)	1.98
Expired	(33)	13.00
Forfeited	(31)	6.29

Balance, December 31, 2011	911	$6.98	5.01	$ n/m	(1)

Exercisable, December 31, 2011	749	$7.14	4.38	$ n/m	(1)

(1)	The aggregate exercise prices of the options exceed the aggregate fair value of the underlying shares of common stock based on the closing sale price of the common stock on the NASDAQ Global Select Market on December 31, 2011.

A summary of option activity for the year ended December 31, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance, December 31, 2009	1,627	$5.18
Granted	81	9.51
Exercised	(435)	3.35
Expired	(5)	17.38
Forfeited	(21)	9.28

Balance, December 31, 2010	1,247	$5.98	4.92	$1.80

Exercisable, December 31, 2010	997	$5.75	4.07	$2.03

The weighted average grant date fair value of the options granted during the years ended December 31, 2012, 2011 and 2010 was $1.94, $2.19 and $4.28, respectively. The fair value of the stock options granted during the years ended December 31, 2012, 2011 and 2010 was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected stock price volatility	43.5%	44.8%	49.6%
Risk free interest rate	0.74%	1.48%	2.00%
Annual dividends	$—	$—	$—
Expected life (years)	5	5	5

The fair value of stock option grants are amortized to expense over their respective service periods using the straight-line method and assuming a forfeiture rate of 5%. At December 31, 2012 and 2011, there was $473 thousand and $423 thousand, respectively, of total unrecognized compensation costs related to stock options. These costs at December 31, 2012 are expected to be recognized over a weighted average period of approximately 1.2 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $314 thousand, $1,641 thousand and $2,765 thousand, respectively. Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $311 thousand, $310 thousand and $1,457 thousand, respectively. The tax benefit realized on the 2012, 2011 and 2010 stock option exercises was $0, $342 thousand and $177 thousand, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $128 thousand, $355 thousand and $532 thousand, respectively.

Restricted Stock Awards – Net income for the years ended December 31, 2012, 2011 and 2010 includes $769 thousand, $1,561 thousand and $1,561 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the years ended December 31, 2012, 2011 and 2010 is included in general and administrative expenses in the accompanying consolidated statements of income. A summary of restricted stock award activity for the three years ended December 31, 2012 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, January 1, 2010	561	$10.36
Granted	21	9.56
Vested	(104)	7.25
Forfeited	—	—

Balance, December 31, 2010	478	11.00
Granted	29	6.77
Vested	(97)	7.75
Forfeited	—	—

Balance, December 31, 2011	410	11.47
Granted	126	5.24
Vested	(436)	11.01
Forfeited	—	—

Balance, December 31, 2012	100	$5.62

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees other than officers vest in equal annual amounts over three or five years. All restricted shares granted to officers are fully vested at December 31, 2012. All restricted and unvested shares automatically vest upon a change in control.

The fair value of unvested restricted shares are being amortized on a straight-line basis over the vesting period. At December 31, 2012, the balance of unrecognized compensation cost related to unvested restricted shares was $528 thousand, which is expected to be recognized over a weighted average period of approximately 2.3 years.

11. Commitments and Contingencies

Performance Bonds and Parent Guarantees – In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of February 28, 2013, we had approximately $46 million in surety bonds outstanding, plus an additional approximately $10 million dollars in outstanding surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business on that date (See Note 4). To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. In addition, from time to time, PowerSecure International, Inc. guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers.

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

We have experienced performance issues with two types of component parts, in particular, which we are in the process of resolving: 1) a supplier of a substantial distributed generation system component indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, and this configuration has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s successful operation. In both of these matters, we have actively worked to correct and resolve the performance issues and have made progress in mitigating their risk, although the risk is not eliminated. Given that we continue to have risk related to these performance issues, and the inherent uncertainty in assessing and quantifying the costs and certainty regarding the resolution of these types of technical issues, we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, we have not recorded any specific adjustment to our warranty reserve for these particular performance issues, other than an immaterial amount for certain minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.

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

Operating Leases – We lease business facilities, equipment and vehicles under operating lease agreements which specify minimum rentals. Many of these leases have renewal provisions. Lease expense associated with our continuing operations for the years ended December 31, 2012, 2011 and 2010 totaled $3,649 thousand, $3,946 thousand and $2,792 thousand, respectively. Future minimum lease payments under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Scheduled
Year Ending December 31:	Payments
2013	$2,969
2014	2,663
2015	2,352
2016	1,992
2017 and thereafter	1,611

Total minimum rental payments	$11,587

Employee Benefit Plan – We have a defined contribution savings and investment plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. All employees age 18 or older are eligible to participate in the 401(k) Plan. The 401(k) Plan provides for discretionary contributions by employees of up to 80% of their eligible compensation. In each of the three years ended December 31, 2012, we made discretionary matching contributions of 50% of participant contributions, subject to a maximum of 6% of each participant’s eligible compensation. Our 401(k) Plan expense associated with our continuing operations for the years ended December 31, 2012, 2011 and 2010 was $569 thousand, $447 thousand and $372 thousand, respectively.

Deferred Compensation Plan – We have a deferred compensation arrangement with Sidney Hinton, our President and Chief Executive Officer, that provides for payments by us to him, upon his retirement, in monthly amounts ranging from $15 thousand per month, if he commences receiving payments at age 53, to $20 thousand per month, if he commences receiving payments at age 58, and thereafter such payments will continue for Mr. Hinton’s life. The deferred compensation payments under the plan vested on August 15, 2012. In 2007, we purchased a fixed deferred annuity contract through John Hancock Annuities in order to fund our obligation under the deferred compensation plan. The deferred annuity contract provides for a guaranteed minimum interest rate on the annuity sufficient to meet our obligations under the deferred compensation plan. We are subject to income tax on the earnings of the annuity. For fair value measurement purposes, we classify the annuity as a Level 3 investment, which refers to securities not traded in an active market and for which no significant observable market inputs are available. The fair value of the annuity at December 31, 2012 and 2011 is $2.45 million and $2.38 million, respectively, and is included in the accompanying consolidated balance sheet under other assets. The increase in the fair value of the annuity for the three years ended December 31, 2012, 2011 and 2010 was $70 thousand, $70 thousand, and $86 thousand, respectively, and consists primarily of the guaranteed minimum interest earned on the annuity for the year. We are accruing our obligation under the deferred compensation agreement over a period of eight years. The liability for the deferred compensation obligation at December 31, 2012 and 2011 is $1.72 million and $1.39 million, respectively, and is included in the accompanying consolidated balance sheet under other long-term liabilities. The accompanying consolidated statements of income includes general and administrative expense in the amount of $333 thousand, $333 thousand and $332 thousand for the years ended December 31, 2012, 2011 and 2010, respectively, associated with the deferred compensation plan.

Employment Agreements – We have employment and non-competition agreements with Sidney Hinton, our President and Chief Executive Officer (the “Hinton Employment Agreement”) and with Christopher Hutter, our Executive Vice President and Chief Financial Officer (the “Hutter Employment Agreement”). As amended, these employment agreements provide for base salary, bonus payments under our executive incentive compensation plan, grants of restricted shares of our common stock (see Note 10), severance benefits depending on the circumstances of the employee termination, and disability insurance policies. In addition, the Hinton Employment Agreement also provides for a $5.0 million life insurance policy and the deferred compensation payments discussed above. The Hinton Employment Agreement expires December 31, 2015, subject to automatic successive one-year renewal periods unless either we or Mr. Hinton gives notice of termination. The Hutter Employment Agreement commenced a similar automatic successive one-year extension period on December 10, 2012, per its terms, and accordingly is currently extended until December 10, 2013.

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

In consideration for services and the covenants and obligations of Apex and J. Hinton under the arrangement, we pay Apex a commission, on an as-collected basis, for sales of products and services generated by Apex. In addition, we paid J. Hinton $200 thousand upon entering into the arrangement, $200 thousand in January 2010 and agreed to make additional payments of $100 thousand annually from 2011 through 2015. During the years ended December 31, 2012, 2011 and 2010, we recognized expense of $148 thousand, $148 thousand, and $148 thousand, respectively, related to the arrangement.

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

The income tax expense included in the accompanying consolidated statements of income represents changes in our net deferred tax assets, federal income tax and credits, state income taxes in various state jurisdictions in which we have taxable activities and changes in estimated tax effects of uncertain tax positions that we have taken. The following table summarizes our income tax expense for the years ended December 31:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(25)	$204	$(218)
State	(146)	(580)	296

Total current	(171)	(376)	78

Deferred:
Federal	1,169	3,150	1,071
State	(148)	360	(19)

Total deferred	1,021	3,510	1,052

Total income tax expense	$850	$3,134	$1,130

Total income tax expense applicable to our continuing operations differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The following table reconciles such differences for the years ended December 31:

	Year Ended December 31,
	2012	2011	2010
Federal taxes at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(10.8)%	(1.5)%	8.6%
Permanent items	(8.7)%	1.0%	8.4%
Alternative minimum tax	—%	—%	—%
Tax benefit for NOL, net of valuation allowance	—%	(21.2)%	(7.5)%
True ups and other adjustments	14.3%	1.8%	(3.7)%

Effective income tax rate for continuing operations	28.8%	14.1%	39.8%

The components of our federal and state deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$7,866	$6,495
Tax credit carryforwards	—	204
Allowance for bad debts	119	68
Equity compensation	847	1,923
Investment in MM 1995-2	—	514
Other	2,550	2,319

Gross deferred tax assets	11,382	11,523

Deferred tax liabilities:
Differences between book and tax basis of property, equipment and intangible assets	11,228	10,317
Other	306	290

Gross deferred tax liabilities	11,534	10,607

Net deferred tax asset (liability)	(152)	916
Valuation allowance	—	—

Deferred tax assets (liabilities), net	$(152)	$916

The gain on the sale of the WaterSecure operations in June 2011 (see Note 7) utilized a significant portion of our net operating loss carry-forwards. As a result, during the year ended December 31, 2011, we reduced the balance of our net deferred tax asset and we eliminated the $4.7 million balance of our valuation allowance related to expected utilization of our net operating losses. The effect of the reduction of our net deferred tax asset and elimination of our valuation allowance is included as a component of our income tax expense for the year ended December 31, 2011. During the year ended December 31, 2010, we released $96 thousand of our valuation allowance related to the expected benefit associated with our net operating loss carry-forwards based on our expectations regarding future taxable income at that time. The deferred tax asset for net operating loss carry-forwards at December 31, 2012 and 2011 does not include $193 thousand and $300 thousand, respectively, that relates to the tax effect of stock options for which the benefit will not be recognized in stockholders’ equity until the period that the amounts decrease taxes payable. The related $510 and $858 thousand tax deductions at December 31, 2012 and 2011, respectively, are included in the unused net operating loss below.

At December 31, 2012, we had unused federal net operating losses to carry forward against future years’ taxable income of $21.2 million and various state carry-forwards that expire in various amounts from 2013 to 2028.

We allocate a portion of our corporate expenses to our subsidiaries in the state income tax returns that they are required to file. The allocation of corporate expenses, and the amounts of such allocations, to our subsidiaries for state income tax purposes is an interpretation of state income tax regulations that we believe are proper and appropriate, however, these allocations may be challenged by state taxing authorities and may be disallowed, in whole or in part, upon audit by such taxing authorities. In addition, for state income tax purposes, the gain apportionment used on the sale of our WaterSecure operations in 2011, and the effects on taxable income in certain states, may also be challenged by state taxing authorities. Accordingly, we have recorded a liability for our estimate of taxes, penalties and interest associated with these uncertain tax positions. Our estimate is based on assumptions regarding the likelihood of successfully defending these tax positions in an audit. We believe these tax positions represent our only material uncertain tax positions at December 31, 2012 and 2011.

With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009. The following is a reconciliation of the beginning and ending amounts of unrecognized state income tax benefits:

	Uncertain Tax Position
	Expense	Gain
	Allocations	Apportionment	Total
Balance at January 1, 2010	$1,496	$—	$1,496
Additions as a result of tax positions taken related to the current year	331	—	331
Reductions from lapse of statue of limitations	(124)	—	(124)

Balance at December 31, 2010	1,703	—	1,703
Additions as a result of tax positions taken related to the current year	288	—	288
Reductions from lapse of statue of limitations	(973)	—	(973)

Balance at December 31, 2011	1,018	—	1,018
Additions as a result of tax positions taken related to the current year	181	99	280
Reductions for tax positions of prior year	(125)	—	(125)
Reductions from lapse of statue of limitations	(291)	—	(291)

Balance at December 31, 2012	$783	$99	$882

We believe nearly all of our unrecognized tax benefits would, if recognized, affect our effective tax rate.

We recognize interest and penalties related to our tax contingencies as income tax expense or benefit. The total amount of interest and penalty expense (benefit) resulting from the changes in our uncertain tax positions recognized in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 was $(49) thousand, $(258) thousand, and $195 thousand, respectively. The total amount of accumulated interest and penalties recognized in the accompanying consolidated balance sheet at December 31, 2012 and 2011 is $287 thousand and $336 thousand, respectively. We expect that the unrecognized tax benefit associated with our uncertain tax positions will decrease modestly in 2013 although we are not able, at this time, to reasonably estimate the range of the possible change.

13. Capital Stock

Stock Repurchases – In November 2011, our board of directors authorized a stock repurchase program of up to $5.0 million in shares of our common stock. In December 2012, our board of directors authorized an increase of our stock repurchase program for an additional $5.0 million in shares of our common stock and an extension of the period of the stock repurchase program for up to two years after that increase. Repurchases of shares may be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased is determined in the discretion of management based on its evaluation of market conditions and other factors. During the year ended December 31, 2012, a total of 805 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $4.7 million. During the year ended December 31, 2011, a total of 57 thousand shares were repurchased under the program at a gross purchase price, including commission costs, of $0.3 million. The stock repurchase program may continue through December 2014, although it may be suspended from time to time or discontinued at any time, or it may be renewed or extended, in the discretion of our board of directors. At December 31, 2012, a total of approximately $5.0 million in shares of common stock remained available to be purchased under the stock repurchase program.

In addition, from time to time we receive shares of our common stock from employees who tender their existing shares to pay all or part of the exercise price of stock options or we withhold shares of our common stock from employees to satisfy tax withholdings on the vesting of restricted shares. In connection with the vesting of restricted shares, we received 123 thousand shares from employees who tendered shares at a gross purchase price of $599 thousand during the year ended December 31, 2012. During the year ended December 31, 2011, we received 21 thousand shares from employees who tendered shares at a gross purchase price of $166 thousand. During the year ended December 31, 2010, we received 22 thousand shares from employees who tendered shares at a gross purchase price of $183 thousand. In each case, the price paid per share with respect to the shares tendered was based on the closing sales price of our common stock on the vesting date as reported on The NASDAQ Global Select Market.

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

14. Segment Information

Our Utility and Energy Technologies segment includes our core business, and is the only segment in which we have on-going business operations. Conversely, our Oil and Gas Services segment contains our non-core business operations. We divested the operations of our Oil and Gas Services segment over the last several years, with the final divestitures completed in 2011. As a result of these sales, our operations in our Oil and Gas Services segment have ceased.

Our reported segments are strategic business units with different products and services and serve different customer bases. They are separate because each segment requires different technology and marketing strategies. Our operating segments also represent components for which discrete financial information is available and is (or was, in the case of our Oil and Gas Services segment) reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions.

Utility and Energy Technologies – Our Utility and Energy Technologies segment includes our three product and service areas: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products. These three groups of products and services are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. These three product and service areas share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among the three product and service areas due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Our PowerPackages business was previously included in this segment until its discontinuance in the fourth quarter 2011. As a result, PowerPackages’ financial results are excluded from the Utility and Energy Technologies segment for all periods presented in the information below.

Oil and Gas Services – Our Oil and Gas Services segment ceased on-going business activities in June 2011 and thus we no longer report on-going operations in the Oil and Gas Services segment in financial periods after June 30, 2011. Until the completion of the sales of our remaining Oil and Gas Services operations in 2011, this segment operated through our two other principal operating subsidiaries, Southern Flow and WaterSecure. WaterSecure held a significant non-controlling minority portion of the equity interests in MM 1995-2. Our WaterSecure operations provided water processing, recycling, and disposal services for oil and natural gas producers in northeastern Colorado. In June 2011, substantially all of the assets and business of MM 1995-2 were sold and we recorded a $21.9 million gain from the sale in 2011. In the second quarter 2012, we recorded an additional $1.4 million gain from the sale of our WaterSecure operations attributable to our receipt of sales proceeds that had been placed into escrow pending the outcome of contingencies related to the sale. We do not expect to receive any additional proceeds from this sale. Accordingly, our WaterSecure subsidiary no longer has any on-going operating activity. Our Southern Flow business, which was sold in January 2011, provided oil and natural gas measurement services to customers involved in oil and natural gas production, transportation, and processing, with a focus on the natural gas market. The gain on the sale of Southern Flow is reflected in discontinued operations and its activities are excluded from our Oil and Gas Services segment for all periods presented in the information below. The sales of our WaterSecure and Southern Flow operations completed our strategy to monetize our non-core assets to focus on the businesses in our Utility and Energy Technologies business segment.

The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on income (loss) before income taxes. There are no intersegment sales. Summarized financial information concerning our reportable segments is shown in the following table. Unallocated corporate cost amounts include corporate overhead, other income and interest expense which, for purposes of evaluating the operations of our segments, are not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.

	Year Ended December 31, 2012
	Utility and		Unallocated
	Energy	Oil and Gas	Corporate
	Technologies	Services	Costs	Total
Revenues	$162,039	$—	$—	$162,039
Cost of Sales	110,953	—	—	110,953

Gross Profit	51,086	—	—	51,086

Operating expenses:
General and administrative	31,217	—	4,984	36,201
Selling, marketing and service	5,560	—	—	5,560
Depreciation and amortization	4,779	—	1	4,780
Restructuring and cost reduction charges	2,129	—	546	2,675

Total operating expenses	43,685	—	5,531	49,216

Operating Income (loss)	7,401	—	(5,531)	1,870
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	1,439	—	1,439
Equity income	—	—	—	—
Management fees	—	—	—	—
Interest income and other income	—	—	88	88
Interest expense	(260)	—	(189)	(449)

Income (loss) before income taxes	$7,141	$1,439	$(5,632)	$2,948

Total capital expenditures	$10,716	$—	$—	$10,716

Total investment in unconsolidated affiliate	$—	$—	$—	$—

Total goodwill	$12,884	$—	$—	$12,884

Total assets	$145,320	$—	$13,827	$159,147

	Year Ended December 31, 2011
	Utility and		Unallocated
	Energy	Oil and Gas	Corporate
	Technologies	Services	Costs	Total
Revenues	$130,015	$—	$—	$130,015
Cost of Sales	89,321	—	—	89,321

Gross Profit	40,694	—	—	40,694

Operating expenses:
General and administrative	28,432	—	5,220	33,652
Selling, marketing and service	4,651	—	—	4,651
Depreciation and amortization	3,392	30	1	3,423
Restructuring and cost reduction charges	—	—	—	—

Total operating expenses	36,475	30	5,221	41,726

Operating Income (loss)	4,219	(30)	(5,221)	(1,032)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	21,873	—	21,873
Equity income	—	1,559	—	1,559
Management fees	—	282	—	282
Interest income and other income	—	—	98	98
Interest expense	(383)	—	(192)	(575)

Income (loss) before income taxes	$3,836	$23,684	$(5,315)	$22,205

Total capital expenditures	$16,971	$—	$—	$16,971

Total investment in unconsolidated affiliate	$—	$6	$—	$6

Total goodwill	$7,970	$—	$—	$7,970

Total assets	$118,546	$6	$24,023	$142,575

	Year Ended December 31, 2010
	Utility and		Unallocated
	Energy	Oil and Gas	Corporate
	Technologies	Services	Costs	Total
Revenues	$96,209	$—	$—	$96,209
Cost of Sales	60,605	—	—	60,605

Gross Profit	35,604	—	—	35,604

Operating expenses:
General and administrative	22,907	—	5,355	28,262
Selling, marketing and service	5,104	—	—	5,104
Depreciation and amortization	2,562	73	6	2,641
Restructuring and cost reduction charges	—	—	—	—

Total operating expenses	30,573	73	5,361	36,007

Operating Income (loss)	5,031	(73)	(5,361)	(403)
Other income and (expenses):
Gain on sale of unconsolidated affiliate	—	—	—	—
Equity income	—	3,182	—	3,182
Management fees	—	583	—	583
Interest income and other income	—	—	99	99
Interest expense	(341)	—	(278)	(619)

Income (loss) before income taxes	$4,690	$3,692	$(5,540)	$2,842

Total capital expenditures	$6,024	$—	$—	$6,024

Total investment in unconsolidated affiliate	$—	$4,346	$—	$4,346

Total goodwill	$7,970	$—	$—	$7,970

Total assets	$93,553	$4,497	$22,479	$120,529

15. Unaudited Quarterly Consolidated Financial Data

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2012 and 2011. In our opinion, this unaudited information has been prepared on substantially the same basis as our consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. This unaudited consolidated quarterly data should be read together with our audited consolidated financial statements and the other notes thereto. The results for any past quarter are not necessarily indicative of results for any future period.

	Quarter in 2012
	First	Second	Third	Fourth
Revenues	$33,185	$37,867	$44,236	$46,751
Cost of sales and operating expenses	34,418	37,258	43,746	44,747

Operating income (loss)	(1,233)	609	490	2,004
Gain on sale of unconsolidated affiliate	—	1,439	—	—
Equity income	—	—	—	—
Other income (expense), net	(86)	(93)	(92)	(90)

Income (loss) before income taxes	(1,319)	1,955	398	1,914
Income tax expense (benefit)	(393)	621	119	503

Income (loss) from continuing operations	(926)	1,334	279	1,411
Discontinued operations:
Income (loss) from operations, net of tax	35	32	11	—
Gain on disposal, net of tax	—	—	—	—

Net income (loss)	(891)	1,366	290	1,411
Net loss attributable to non-controlling interest	288	277	192	145

Net income (loss) attributable to PowerSecure International	$(603)	$1,643	$482	$1,556

Basic earnings per common share:
Income (loss) from continuing operations	$(0.03)	$0.09	$0.03	$0.08
Income (loss) from discontinued operations	—	—	—	—

Basic earnings (loss) per common share	$(0.03)	$0.09	$0.03	$0.08

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.03)	$0.09	$0.03	$0.08
Income (loss) from discontinued operations	—	—	—	—

Diluted earnings (loss) per common share	$(0.03)	$0.09	$0.03	$0.08

	Quarter in 2011
	First	Second	Third	Fourth
Revenues	$23,655	$30,086	$36,585	$39,689
Cost of sales and operating expenses	25,534	30,748	36,140	38,625

Operating income (loss)	(1,879)	(662)	445	1,064
Gain on sale of unconsolidated affiliate	—	21,786	44	43
Equity income	1,011	548	—	—
Other income (expense), net	46	(8)	(137)	(96)

Income (loss) before income taxes	(822)	21,664	352	1,011
Income tax expense (benefit)	47	3,183	(453)	357

Income (loss) from continuing operations	(869)	18,481	805	654
Discontinued operations:
Income (loss) from operations, net of tax	(215)	(1,388)	(63)	165
Gain on disposal, net of tax	5,636	—	—	(2)

Net income (loss)	4,552	17,093	742	817
Net loss attributable to non-controlling interest	184	159	230	273

Net income (loss) attributable to PowerSecure International	$4,736	$17,252	$972	$1,090

Basic earnings per common share:
Income (loss) from continuing operations	$(0.04)	$0.99	$0.05	$0.05
Income (loss) from discontinued operations	0.29	(0.07)	—	0.01

Basic earnings (loss) per common share	$0.25	$0.92	$0.05	$0.06

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.04)	$0.97	$0.05	$0.05
Income (loss) from discontinued operations	0.29	(0.07)	—	0.01

Diluted earnings (loss) per common share	$0.25	$0.90	$0.05	$0.06

SCHEDULE II

		Additions:
	Balance at	Charged to			Balance at
	Beginning of	Operating	Deductions:		End of
Description	Period	Expenses	Write-offs		Period
Allowance for doubtful accounts:
Year ended December 31, 2012	$174	$195	$(33	)(1)	$336
Year ended December 31, 2011	415	69	(310	)(1)	174
Year ended December 31, 2010	299	177	(61	)(1)	415
Inventory reserve:
Year ended December 31, 2012	$1,517	$313	$(70	)(2)	$1,760
Year ended December 31, 2011	1,792	35	(310	)(2)	1,517
Year ended December 31, 2010	1,777	269	(254	)(2)	1,792

(1)	Represents amounts written off as uncollectible, less recoveries.
(2)	Represents amounts written off against reserve, less recoveries.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees

Marcum Midstream 1995-2 Business Trust

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Marcum Midstream 1995-2 Business Trust and subsidiary (the “Trust”) as of August 31, 2012 and December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the eight-month period ended August 31, 2012 and for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marcum Midstream 1995-2 Business Trust and subsidiary as of August 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for the eight-month period ended August 31, 2012 and for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Denver, Colorado

November 26, 2012

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$—	$175,333
Sales proceeds held in escrow (Note 2)		4,006,467
Trade receivables (net of allowance for doubtful accounts of $0 and $14,542, respectively)	—	—

TOTAL	$—	$4,181,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred gain on sale of the Trust (Note 2)	$—	$4,006,467
Accrued and other liabilities	—	160,990

Total current liabilities	—	4,167,457

SHAREHOLDERS’ EQUITY	—	14,343

TOTAL	$—	$4,181,800

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Eight
	Months Ended
	August 31,	Years Ended December 31,
	2012	2011	2010
REVENUE:
Disposal fees and mineral product sales	$—	$9,020,907	$18,321,495
Interest and other	—	2,045	9,568

Total revenue	—	9,022,952	18,331,063

COSTS AND EXPENSES:
Cost of operations	—	3,633,906	7,348,034
Depreciation and amortization	—	579,927	1,447,940
General and administrative costs	—	226,404	269,386
Administration fee	—	23,542	56,500
Management fee	—	451,045	916,075
Operator fee	—	88,998	193,775
Interest and finance charges	—	165,233	232,737

Total costs and expenses	—	5,169,055	10,464,447

Income from operations	—	3,853,897	7,866,616
Gain on sale of the Trust (Note 2)	3,947,780	65,672,158	—

NET INCOME	$3,947,780	$69,526,055	$7,866,616

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE EIGHT MONTHS ENDED AUGUST 31, 2012 AND

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Shareholders’
Equity
BALANCE, JANUARY 1, 2010	$7,644,621
Cash distributions paid from operations	(6,700,000)
Net income	7,866,616

BALANCE, DECEMBER 31, 2010	8,811,237
Cash distributions paid from operations	(3,894,930)
Cash distributions paid from sales proceeds	(74,428,019)
Net income	69,526,055

BALANCE, DECEMBER 31, 2011	14,343
Cash distributions paid from sales proceeds	(3,962,123)
Net income	3,947,780

BALANCE, AUGUST 31, 2012	$—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Eight
	Months Ended
	August 31,	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,947,780	$69,526,055	$7,866,616
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of the Trust’s assets	(3,947,780)	(65,672,158)	—
Depreciation and amortization	—	579,927	1,447,940
Changes in other assets and liabilities:
Trade receivables, net	—	2,451,447	(602,680)
Accounts payable	—	(854,467)	593,627
Administration fee	—	(14,125)	—
Management fee	—	(238,907)	25,914
Operator fee	—	(48,444)	1,240
Accrued expenses	(160,990)	104,893	(40,646)
Prepaid expenses and other	—	45,432	(10,932)

Net cash provided by (used in) operating activities	(160,990)	5,879,653	9,281,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of the Trust’s assets	3,947,780	85,280,859	—
Sales proceeds receivable in escrow	—	(4,000,000)	—
Well development and enhancement	—	(4,547,092)	(3,791,246)
Other capital expenditures	—	(21,513)	(391,732)

Net cash provided by (used in) investing activities	3,947,780	76,712,254	(4,182,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	1,948,750	2,600,000
Payments on notes payable	—	(7,298,325)	(801,029)
Distributions to preferred shareholders	(3,962,123)	(78,322,949)	(6,700,000)

Net cash used in financing activities	(3,962,123)	(83,672,524)	(4,901,029)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(175,333)	(1,080,617)	197,072
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	175,333	1,255,950	1,058,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$175,333	$1,255,950

See notes to consolidated financial statements.

MARCUM MIDSTREAM 1995-2 BUSINESS TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE EIGHT MONTHS ENDED AUGUST 31, 2012 AND FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Dissolution of the Trust – The accompanying consolidated financial statements include the accounts of Marcum Midstream 1995-2 Business Trust and its wholly-owned subsidiary, Marcum Midstream 1995-2 EC Holding, LLC (“MM95-2 EC Holding”), collectively referred to as the “Trust.” The Trust commenced operations on February 8, 1996. Prior to the sale of its assets and operations in June 2011 (See Note 2), the Trust owned and operated several injection wells at multiple oil field production water disposal facilities located in northeastern Colorado. MM95-2 EC Holding was formed by the Trust in July 2002 for the purpose of acquiring additional operating assets. The Trust was legally dissolved on August 6, 2012 after the sale and liquidation of all of its assets and liabilities and distribution of the remaining cash balances to its shareholders.

Prior to the dissolution of the Trust, WaterSecure Holdings, Inc. (“WaterSecure”), a wholly-owned subsidiary of PowerSecure International, Inc., was the managing trustee (the “Managing Trustee”) of the Trust, and owned 91.4 shares of the Trust, representing 40.44% of the outstanding shares of the Trust. Conquest Oil Company (“Conquest” or the “Operator”) operated the Trust assets under an operating agreement with the Trust. Two affiliates of the Operator, Conquest Holdings and Conquest Disposal, collectively owned 105.7 shares of the Trust, representing 46.76% of the outstanding shares of the Trust.

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

Statements of Cash Flows – The Trust considers all highly liquid investments with an original maturity of three months or less at time of purchase to be cash equivalents. The Trust maintained its cash in bank deposit accounts which, at times, exceeded federally insured limits. The Trust did not experience any losses in such accounts. Supplemental statement of cash flows information is as follows:

	2012	2011	2010
Cash paid for interest	$—	$165,233	$232,737

Statements of Shareholders’ Equity–Prior to its dissolution, there were 226 shares of the Trust authorized and outstanding. There were no other authorized forms of ownership interest of the Trust.

Receivables and Credit Policies – Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. The Trust reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2011, there was $14,542 of trade receivables still outstanding, all of which had been reserved as potentially uncollectible. There were no trade receivables outstanding at August 31, 2012.

Property, Plant and Equipment – In June 2011, all of the Trust operating assets were sold (see Note 2). Prior to the sale, the majority of the Trust operating assets were depreciated based upon a units-of-production method while equipment and land improvements were depreciated on the straight-line basis over estimated useful lives ranging from 5 to 15 years.

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

The Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes. Management has evaluated the Trust’s tax positions and has concluded that the Trust has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. There are currently no federal or state income tax examinations underway. The Trust’s tax years of 2009 and forward are subject to examination by federal and state taxing authorities.

Use of Estimates – The preparation of the Trust’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Major Customers – Prior to the sale of the Trust assets and operations in June 2011 (see Note 2), three customers generated the majority of the Trust’s disposal fee revenues. In addition, revenues from mineral product sales were primarily generated from purchases by one customer.

Subsequent Events – The Trust has evaluated subsequent events through November 26, 2012, the date on which the consolidated financial statements were available to be issued.

2.	SALE OF THE TRUST ASSETS AND OPERATIONS AND FINAL LIQUIDATION

On June 2, 2011, the Trust consummated the sale of substantially all of its assets and operations, pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”), dated as of May 10, 2011, between the Trust and High Sierra Water Services, LLC, a Colorado limited liability company and affiliate of High Sierra Energy, LP (the “Purchaser”). The Trust sold substantially all of its assets and operations, other than its working capital and certain equipment, to the Purchaser for a total purchase price, payable in cash, of $85.0 million (the “Purchase Price”). In accordance with the Financial Accounting Standards Board’s guidance relating to the presentation of discontinued operations, the assets, liabilities and operating results for the discontinued operations should be reported separately for all periods presented; however, given that essentially all assets and operations were sold, such assets and liabilities and operating results have been presented as continuing operations in these consolidated financial statements to more accurately reflect the full operations of the Trust.

The Purchase Price was subject to certain adjustments, including for the pro-ration of taxes and other obligations and credits, deductions for costs to complete a disposal facility and for normal working capital, and increases for the acquisition and development of certain properties and facilities and for certain inventory. These Purchase Price adjustments and the sale of other Trust assets not acquired by the Purchaser resulted in an additional $388,000 of sales proceeds to the Trust during the year ended December 31, 2011.

The Trust retained its cash and accounts receivables and was responsible for paying and discharging its accounts payables, notes payables, accrued expenses and any current and future obligations. The sale was approved by the trustees of the Trust and by shareholders of the Trust holding more than 75% of the outstanding shares of the Trust, in accordance with its Declaration of Trust, as amended and restated (the “Restated Declaration”). As provided in the Restated Declaration, 3% of the gross Purchase Price was distributed to Conquest Holdings. This distribution was in lieu of the 3% liquidation fee that had been payable to the Managing Trustee under the previous Declaration of Trust. Pursuant to the Restated Declaration, the remaining sales proceeds, net of the repayment of notes payable, were distributed on the following basis: (1) the first 10% was distributed to Conquest Holdings; and (ii) the remaining 90% was distributed to all shareholders, including Conquest Holdings, the Managing Trustee, and all other shareholders, on a pro rata per share basis. The following is a summary of sales proceeds, Purchase Price adjustments, payments of notes payable obligations and distributions to shareholders during the year ended December 31, 2011:

Gross sales price	$85,000,000
One-time 3% distribution to Conquest Holdings	(2,550,000)
Sales proceeds held in escrow	(4,000,000)
Purchase price adjustments and other equipment disposals	387,935
Repayment of notes payable	(6,959,916)

Net proceeds	71,878,019
10% distribution to Conquest Holdings	(7,187,802)

Remaining proceeds distributed pro rata to shareholders	$64,690,217

The Trust recognized a gain in the amount of $65,672,000 during the year ended December 31, 2011 from the sale of the assets and operations of the Trust representing proceeds from the sale, excluding sales proceeds held in escrow, in excess of the cost basis of the assets that were sold less a reserve for costs incurred or expected to be incurred in the shutdown and liquidation of the Trust.

As noted in the schedule above, $4.0 million of the Purchase Price was held in an escrow account for one year, subject to extension for claims made during that one year, in order to cover the indemnification obligations of the Trust to the Purchaser. At December 31, 2011, the unrestricted receipt of any portion of the escrow amount was not certain and subject to factors outside of the Trust’s control. Accordingly, at December 31, 2011, the Trust deferred that portion of the gain associated with the $4.0 million held in escrow until such time as the contingencies associated with the indemnification obligations provided by the Trust to the Purchaser were eliminated.

In May 2012, the Purchaser asserted $120,000 of claims against the escrow balance under the indemnification provisions of the Purchase Agreement. Upon expiration of the contingency period in June 2012, the Trust received the balance of the funds in escrow plus interest that had been accrued over the one-year contingency period. The following is a summary of sales proceeds held in escrow, final liquidation of miscellaneous assets and liabilities and distribution of remaining cash balances of the Trust to its shareholders during the eight month period ended August 31, 2012:

Sales proceeds held in escrow	$4,000,000
Claim on escrow by Purchaser	(120,000)
Miscellaneous equipment sale	15,000

Net cash received from sale	3,895,000
10% distribution to Conquest Holdings	(389,500)
Interest earned on escrow	13,639
Liquidation of miscellaneous assets and liabilities	53,484

Remaining proceeds distributed pro rata to shareholders	$3,572,623

The Trust recognized a gain in the amount of $3,948,000 during the eight months ended August 31, 2012 from the net escrowed sales proceeds received, the sale of miscellaneous equipment and the liquidation of the remaining Trust assets and liabilities. Upon the final distribution of the remaining cash balances to its shareholders, net of a $41,000 estimated reserve for obligations of the Trust, the Trust ceased ongoing activities and was legally dissolved on August 6, 2012.

In order for the Trust to complete a final audit and tax return and to wind up its activities in a timely, complete and orderly fashion, the Trust transferred its remaining cash and future payment obligations for these activities in the amount of $41,000 to the Managing Trustee in August 2012. The Managing Trustee will use these funds for payment of the final audit fees, tax return preparation fees, legal and other fees, and any other costs associated with winding up the activities of the Trust. Accordingly, there are no remaining Trust assets, liabilities, or shareholders’ equity at August 31, 2012.

3.	WELL DEVELOPMENT COSTS

During each of the two years in the period ended December 31, 2011, the Trust incurred acquisition, construction and development costs for the expansion of its water disposal facilities (the “Well Development Activities”). In each case, the Well Development Activities were financed principally through term loans with Bank of Choice, as described further in Note 4.

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

Pursuant to the Restated Declaration, the Trust incurred $101,000 and $221,000 of Active Trustee and Trust Officer consulting and retainer fees and expense reimbursements paid to WaterSecure, Conquest and their affiliates during the years ended December 31, 2011 and 2010, respectively. There were no such fees or expense reimbursements paid after the sale of the Trust assets in June 2011 (see Note 2).

6.	CASH DISTRIBUTIONS AND PROFIT ALLOCATIONS

Cash distributions and profit and loss allocations were determined by terms set forth in the Restated Declaration. The Trust distributed all cash provided by operating activities less amounts paid for acquisitions and capital expenditures, and debt service requirements. All profits and cash distributions from operating activities were allocated to shareholders in amounts equal to their percentage ownership of the shares of the Trust. Cash distributions from proceeds of the sale of the Trust were made as described in Note 2. Profits from the sale of the Trust were allocated to shareholders in amounts equal to their percentage ownership of the shares of the Trust, except that any shareholder with a deficit account balance due to disproportionate distributions of sales proceeds were allocated items of Trust income and gain for such year in an amount sufficient to eliminate such account deficit.

7.	OTHER RELATED PARTY TRANSACTIONS

Pursuant to the Restated Declaration, WaterSecure, as managing trustee, was entitled to compensation for services rendered to the Trust prior to its sale in June 2011 (see Note 2). The compensation included an annual Trust administration fee equal to 1% of the total initial capital subscriptions of the shareholders and an annual Trust management fee of 5% of Trust revenues, paid quarterly in arrears. Conquest, as operator, was reimbursed for direct operating expenses incurred during the years ended December 31, 2011 and 2010 in the amount of $1,147,000 and 1,911,000, respectively, which costs are included in cost of operations in the accompanying consolidated statements of income, and was paid an annual operator fee in the amount of $25,000 per injection well, adjusted upward or downward annually based on changes in the consumer price index. In December 1999, Conquest and WaterSecure agreed to share equally all future management fees, administrative fees and operator fees received from the Trust.

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

Date: March 7, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SIDNEY HINTON	President, Chief Executive Officer and Director	March 7, 2013
Sidney Hinton	(Principal Executive Officer)

/s/ CHRISTOPHER T. HUTTER	Executive Vice President, Chief Financial Officer,	March 7, 2013
Christopher T. Hutter	Treasurer and Secretary
(Principal Financial Officer)

/s/ GARY J. ZUIDERVEEN	Vice President of Financial Reporting,	March 7, 2013
Gary J. Zuiderveen	Controller, Principal Accounting Officer,
Assistant Treasurer and Assistant Secretary
(Principal Accounting Officer)

/s/ ANTHONY D. PELL	Director	March 7, 2013
Anthony D. Pell

/s/ KEVIN P. COLLINS	Director	March 7, 2013
Kevin P. Collins

/s/ JOHN A. (ANDY) MILLER	Director	March 7, 2013
John A. (Andy) Miller

/s/ THOMAS J. MADDEN III	Director	March 7, 2013
Thomas J. Madden III

/s/ W. KENT GEER	Director	March 7, 2013
W. Kent Geer

S-1

POWERSECURE INTERNATIONAL, INC.

Form 10-K

For the Year Ended December 31, 2012

EXHIBIT INDEX

Number	Description
(2.1)	Asset Contribution and Sale Agreement, dated as of June 5, 2012, among Southern Energy Management PowerSecure, LLC, Southern Energy Management, Inc., Robert S. Kingery and Maria T. Kingery (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed June 6, 2012.)

(2.2)	Asset Purchase and Sale Agreement, dated as of February 28, 2013, among Lime Energy Services Co., Lime Energy Co. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed March 1, 2013.)

(3.1)	Second Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-96369.)

(3.2)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on August 22, 2007, merging PowerSecure International, Inc. into Registrant and amending Registrant’s Second Amended and Restated Certificate of Incorporation to change the Registrant’s name to PowerSecure International, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed August 22, 2007.)

(3.3)	Certificate of Amendment to the Second Restated Certificate of Incorporation of PowerSecure International, Inc., filed with the Secretary of State of the State of Delaware on June 19, 2012. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-182214.)

(3.4)	Amended and Restated By-Laws of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(4.1)	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-18, Registration No. 33-44558.)

(10.1)	Registrant’s 1998 Stock Incentive Plan, amended and restated as of June 12, 2006. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-134938.)*

(10.2)	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.3)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.4)	Form of Restricted Stock Agreement under the Registrant’s 1998 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed August 25, 2004)*

(10.5)	PowerSecure International, Inc. 2008 Stock Incentive Plan, as amended and restated effective June 19, 2012. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 27, 2012.)*

(10.6)	Form of Restricted Stock Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)*

(10.7)	Form of Incentive Stock Option Agreement for Employees under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)*

(10.8)	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed June 13, 2008.)*

(10.9)	Form of Non-Qualified Stock Option Agreement for Directors (Net Exercise Model) under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)*

(10.10)	Form of Non-Qualified Stock Option Agreement for Employees (Net Exercise Model) under the PowerSecure International, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed September 23, 2012.)*

(10.11)	Form of Indemnification Agreement between Registrant and its directors and executive officers. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 10, 2009.)

(10.12)	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 17, 2009, by and between Registrant and Sidney Hinton. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 21, 2009.)*

(10.13)	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 31, 2008, by and between Registrant and Christopher T. Hutter. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 7, 2009.)*

(10.14)	Employment and Non-Competition Agreement, dated as of September 28, 2012, by and between Registrant and Gary J. Zuiderveen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed October 4, 2012.)*

(10.15)	PowerSecure International, Inc. 2010 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 19, 2010.)*

(10.16)	Summary Sheet of Compensation of Non-Employee Directors, as of January 1, 2013. (Filed herewith.)*

(10.17)	Amended and Restated Credit Agreement, dated as of December 21, 2011, among Registrant, as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.18)	Confirmation Agreement, dated as of December 21, 2011, among Registrant and its active subsidiaries and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 28, 2011.)

(10.19)	First Amendment to Amended and Restated Credit Agreement, dated as of December 18, 2012, among PowerSecure International, Inc., as borrower, Citibank, N.A., as administrative agent and lender, and Branch Banking and Trust Company, as lender. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed December 19, 2012.)

(10.20)	Form of Security Agreement, dated as of August 23, 2007, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.21)	Form of First Amendment to Security Agreement, dated as of January 17, 2008, by each of Registrant and its active subsidiaries in favor of Citibank, N.A., as administrative agent, as secured party. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 23, 2008.)

(10.22)	Form of Guaranty, dated as of August 23, 2007, by each active subsidiary of Registrant in favor of Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 24, 2007.)

(10.23)	Deed of Trust, dated as of January 17, 2008, by PowerSecure, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2008.)

(10.24)	First Amendment to Deed of Trust, dated as of December 21, 2011, between PowerSecure, Inc. and Citibank, N.A., as beneficiary for secured creditors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.25)	Form of Deed of Trust, dated as of February 7, 2012, by Reid’s Trailer, Inc., as grantor, in favor of Mary C. Tucker, as trustee for the benefit of Citibank, N.A., as administrative agent, as beneficiary. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 10, 2012.)

(10.26)	Form of Equipment Lease Agreement, dated as of December 22, 2008, between SunTrust Equipment Finance & Leasing Corp., as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.27)	Form of Equipment Lease Guaranty, dated as of December 22, 2008, by Registrant in favor of SunTrust Equipment Finance & Leasing Corp. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 30, 2008.)

(10.28)	Master Lease Agreement, dated as of November 25, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.29)	Master Lease Guaranty, dated as of November 25, 2009, by Registrant in favor of BB&T Equipment Finance Corporation. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.30)	Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.31)	Rider No. 1 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.32)	Rider No. 2 to Equipment Schedule Series A No. 1, dated as of November 27, 2009, between BB&T Equipment Finance Corporation, as lessor, and PowerSecure, Inc., as lessee. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed December 2, 2009.)

(10.33)	PowerSecure, Inc. Key Employee Long-Term Retention Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.)*

(14.1)	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(14.2)	Registrant’s Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(21.1)	List of Subsidiaries of Registrant. (Filed herewith.)

(23.1)	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm. (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)	XBRL Instance Document.**

(101.SCH)	XBRL Taxonomy Extension Schema Document.**

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.**

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.**

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.**

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Indicates management contract or compensation plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished herewith and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document, and otherwise is not subject to liability under these sections.

X-4