Form 10-Q
period 2013-03-31
POWERSECURE INTERNATIONAL, INC.
filed 2013-05-08
CIK 882154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, 18,960,899 shares of the issuer’s Common Stock were outstanding.

POWERSECURE INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$18,195	$19,122
Trade receivables, net of allowance for doubtful accounts of $346 and $336, respectively	58,177	57,147
Inventories	25,479	20,327
Income taxes receivable	—	592
Deferred tax asset, net	803	803
Prepaid expenses and other current assets	1,159	1,285

Total current assets	103,813	99,276

Property, plant and equipment:
Equipment	49,846	48,447
Furniture and fixtures	421	375
Land, building and improvements	5,924	5,907

Total property, plant and equipment, at cost	56,191	54,729
Less accumulated depreciation and amortization	13,452	12,152

Property, plant and equipment, net	42,739	42,577

Other assets:
Goodwill	16,703	12,884
Restricted annuity contract	2,465	2,447
Intangible rights and capitalized software costs, net of accumulated amortization of $3,744 and $3,588, respectively	3,162	1,328
Other assets	597	635

Total other assets	22,927	17,294

Total Assets	$169,479	$159,147

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,723	$14,150
Accrued and other liabilities	32,915	23,887
Accrued restructuring and cost reduction liabilities	493	709
Income taxes payable	185	—
Current unrecognized tax benefit	242	242
Current portion of term loan	160	160
Current portion of capital lease obligation	898	886

Total current liabilities	49,616	40,034

Long-term liabilities:
Revolving line of credit	—	—
Term loan, net of current portion	2,040	2,080
Capital lease obligation, net of current portion	1,692	1,921
Deferred tax liability, net	955	955
Unrecognized tax benefit	640	640
Other long-term liabilities	2,572	2,518

Total long-term liabilities	7,899	8,114

Commitments and contingencies (Notes 8 and 10)
Stockholders’ Equity:
PowerSecure International stockholders’ equity:
Preferred stock—undesignated, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock—Series C, $.01 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,277,239 and 18,202,548 shares issued and outstanding, respectively	183	182
Additional paid-in-capital	113,093	112,738
Accumulated deficit	(1,628)	(2,361)

Total PowerSecure International, Inc. stockholders’ equity	111,648	110,559
Non-controlling interest	316	440

Total stockholders’ equity	111,964	110,999

Total Liabilities and Stockholders’ Equity	$169,479	$159,147

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues	$44,957	$33,185
Cost of sales	31,217	23,630

Gross profit	13,740	9,555

Operating expenses:
General and administrative	9,832	8,645
Selling, marketing and service	1,385	1,058
Depreciation and amortization	1,456	1,085

Total operating expenses	12,673	10,788

Operating income (loss)	1,067	(1,233)
Other income and (expenses):
Interest income and other income	21	22
Interest expense	(105)	(108)

Income (loss) before income taxes	983	(1,319)
Income tax expense (benefit)	374	(393)

Income (loss) from continuing operations	609	(926)

Discontinued operations (Note 6):
Income from operations, net of tax	—	35
Gain on disposal, net of tax	—	—

Income from discontinued operations, net of tax	—	35

Net income (loss)	609	(891)
Net loss attributable to non-controlling interest	124	288

Net income (loss) attributable to PowerSecure International, Inc.	$733	$(603)

Amounts attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$733	$(638)
Income from discontinued operations, net of tax	—	35

Net income (loss)	$733	$(603)

Basic earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$0.04	$(0.03)
Income from discontinued operations	—	—

Net income (loss) attributable to PowerSecure International, Inc. common stockholders	$0.04	$(0.03)

Diluted earnings per share attributable to PowerSecure International, Inc. common stockholders:
Income (loss) from continuing operations	$0.04	$(0.03)
Income from discontinued operations	—	—

Net income (loss) attributable to PowerSecure International, Inc. common stockholders	$0.04	$(0.03)

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$609	$(891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	—	(35)
Depreciation and amortization	1,456	1,085
Stock compensation expense	141	295
Loss on disposal of miscellaneous assets	—	3
Changes in operating assets and liabilities, net of effect of acquisition:
Trade receivables, net	4,698	4,323
Inventories	(4,607)	(500)
Other current assets and liabilities	902	(160)
Other noncurrent assets and liabilities	75	37
Accounts payable	(686)	(1,456)
Accrued and other liabilities	35	(3,417)
Accrued restructuring and cost reduction liabilities	(216)	—

Net cash provided by (used in) continuing operations	2,407	(716)
Net cash provided by discontinued operations	—	50

Net cash provided by (used in) operating activities	2,407	(666)

Cash flows from investing activities:
Acquisition	(1,835)	—
Purchases of property, plant and equipment	(1,327)	(878)
Additions to intangible rights and software development	(130)	(185)
Proceeds from sale of property, plant and equipment	—	10
Proceeds from sale of unconsolidated affiliate	—	—

Net cash used in investing activities	(3,292)	(1,053)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit	—	—
Proceeds from term loan borrowings	—	2,400
Payments on term loan	(40)	(40)
Payments on capital lease obligations	(217)	(206)
Repurchases of common stock	—	(398)
Proceeds from stock option exercises	215	11

Net cash provided by (used in) financing activities	(42)	1,767

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(927)	48
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,122	24,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,195	$24,654

See accompanying notes to consolidated financial statements.

POWERSECURE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012 and

For the Three Month Periods Ended March 31, 2013 and 2012

(all amounts in thousands unless otherwise designated, except per share data)

1. Description of Business and Basis of Presentation

Description of Business

PowerSecure International, Inc., headquartered in Wake Forest, North Carolina, is a leading provider of products and services to electric utilities, and their large commercial, institutional and industrial customers.

Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three groups are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more reliably and efficiently. Our strategy is focused on growing these three products and services because they require unique knowledge and skills that utilize our core competencies, and because they address large market opportunities due to their strong customer value propositions. These three groups of products and services share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among these groups due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh, North Carolina, Randleman, North Carolina, McDonough, Georgia, Anderson, South Carolina, and Bethlehem, Pennsylvania areas. The locations of our sales organization and field employees for this segment are generally in close proximity to the utilities and commercial, industrial, and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

We conduct all of our on-going business operations through our Utility and Energy Technologies segment. In 2011, we divested the non-core business operations of our Oil and Gas Services segment, which has ceased on-going operations. See Note 12 for more information concerning our reportable segments.

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

These consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In management’s opinion, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair presentation of the consolidated financial position of us and our subsidiaries as of March 31, 2013 and the consolidated results of our operations and cash flows for the three months ended March 31, 2013 and 2012.

Principles of Consolidation – The consolidated financial statements include the accounts of PowerSecure International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

Non-controlling Interest – On June 5, 2012, we acquired a 90% controlling ownership interest in PowerSecure Solar, a distributed solar energy company. We also hold a 67% controlling ownership interest in IES, an LED lighting company. Both PowerSecure Solar and IES are included in our consolidated financial statements. The non-controlling ownership interest in the income or losses of PowerSecure Solar and IES are included in our consolidated statements of income as a reduction or addition to net income to derive income attributable to PowerSecure International stockholders. Similarly, the non-controlling ownership interest in the undistributed equity of PowerSecure Solar and IES are shown as a separate component of stockholders’ equity in our consolidated balance sheets.

The following is a reconciliation of the amounts attributable to the non-controlling interest in IES and PowerSecure Solar for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	IES	PowerSecure Solar	Total
Balance, December 31, 2012	$(6)	$446	$440
Capital contribution	—	—	—
Income (loss)	(91)	(33)	(124)

Balance, March 31, 2013	$(97)	$413	$316

	Three Months Ended March 31, 2012
	IES	PowerSecure Solar	Total
Balance, December 31, 2011	$909	$—	$909
Capital contribution	—	—	—
Income (loss)	(288)	—	(288)

Balance, March 31, 2012	$621	$—	$621

Use of Estimates – The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, among others, percentage-of-completion estimates for revenue and cost of sales recognition, incentive compensation and commissions, allowance for doubtful accounts receivable, inventory valuation reserves, warranty reserves, deferred tax valuation allowance, purchase price allocations on business acquisitions and any impairment charges on long-lived assets and goodwill.

Reclassifications – Certain 2012 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Revenue Recognition – For our turn-key distributed generation projects, our utility infrastructure projects, and our ESCO energy efficiency projects, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on various estimates. Nearly all of our turn-key distributed generation, utility infrastructure, and ESCO projects are fixed-price contracts.

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

In applying the percentage-of-completion method to our utility infrastructure turn-key projects and our ESCO energy efficiency projects, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

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

Additionally, our utility infrastructure business provides services to utilities involving construction, maintenance, and upgrades to their electrical transmission and distribution systems which is not fixed price turn-key project-based work. These services are delivered by us under contracts which are generally of two types. In the first type, we are paid a fee based on the number of units of work we complete, an example of which could be the number of utility transmission poles we replace. In the second type, we are paid for the time and materials utilized to complete the work, plus a profit margin. In both cases, we recognize revenue as these services are delivered.

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

Accounts Receivable – Our customers include a wide variety of mid-sized and large businesses, utilities and institutions. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We monitor collections and payments from our customers and adjust credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by us. We maintain a provision for estimated credit losses.

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

Inventories – Inventories are stated at the lower of cost (determined primarily on a specific-identification basis) or market. Our raw materials, equipment and supplies inventory consist primarily of equipment with long lead-times purchased for anticipated customer orders. Our work in progress inventory consists primarily of equipment and parts allocated to specific distributed generation turn-key projects and our utility infrastructure and ESCO project costs accounted for on the percentage-of-completion basis. Our finished goods inventory consists primarily of LED-based lighting products stocked to meet customer order and delivery requirements. We provide a valuation reserve primarily for raw materials, equipment and supplies and certain work in process inventory items that may be in excess of our needs, obsolete or damaged and requiring repair or re-work.

Property, Plant and Equipment – Property, plant and equipment are stated at cost and are generally depreciated using the straight-line method over their estimated useful lives, which depending on asset class ranges from 3 to 30 years.

Goodwill and Other Intangible Assets – We amortize the cost of specifically identifiable intangible assets that do not have an indefinite life over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite lives. We perform reviews of goodwill and intangible assets with indefinite lives for impairment annually, as of October 1, or more frequently if impairment indicators arise. We capitalize software development costs integral to our products once technological feasibility of the products and software has been determined. Purchased software and software development costs are amortized over five years, using the straight-line method. Patents and license agreements are amortized using the straight-line method over the lesser of their estimated economic lives or their legal term of existence, currently 3 to 5 years.

Debt Issuance Costs – Debt issuance costs are capitalized and included in other current and non-current assets in our consolidated balance sheet. These costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs is included in interest expense in our consolidated statements of operations.

Warranty Reserve –We provide a standard one year warranty for our distributed generation, switchgear, utility infrastructure, and ESCO equipment and a five to ten year warranty for our LED lighting-based products. In certain cases, we offer extended warranty terms for those product lines. In addition, we provide longer warranties for our PowerSecure Solar products and services including a warranty period of generally one to five years for defects in material and workmanship, a warranty period of generally ten to twenty years for declines in power performance, and a warranty period which can extend to fifteen to twenty-five years on the functionality of solar panels which is generally backed by the panel manufacturer. We reserve for the estimated cost of product warranties when revenue is recognized, and we evaluate our reserve periodically by comparing our warranty repair experience by product. The purchase price for extended warranties or extended warranties included in the contract terms are deferred as a component of our warranty reserve.

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

Pre-tax share-based compensation expense for our stock options and restricted stock awards recognized during the three months ended March 31, 2013 and 2012 was $141 thousand and $295 thousand, respectively. All share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Impairment or Disposal of Long-Lived Assets –We evaluate our long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets.

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

Subsequent Events—Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued and are classified as either “recognized subsequent events” or “non-recognized subsequent events”. We recognize and include in our financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date. We disclose non-recognized subsequent events that provide evidence about conditions that arise after the balance sheet date but are not yet reflected in our financial statements when such disclosure is required to prevent the financial statements from being misleading. See Note 4 for disclosure of a recent acquisition that occurred subsequent to March 31, 2013.

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment – In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard became effective for us on a prospective basis commencing January 1, 2013. The adoption of this standard had no effect on our financial position or results of operations.

3. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PowerSecure International, Inc. common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from stock options using the treasury stock method. Diluted earnings per share excludes the impact of potential common shares related to stock options in periods in which we reported a loss from continuing operations or in which the option exercise price is greater than the average market price of our common stock during the period because the effect would be antidilutive. A total of 178 thousand common shares issuable upon the exercise of in-the-money stock options were excluded from the diluted weighted average number of shares outstanding for the three months ended March 31, 2012, because their effect was antidilutive to our loss from continuing operations for that period.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to PowerSecure International, Inc. common stockholders:

	Three Months Ended March 31,
	2013	2012
Income (loss) from continuing operations	$733	$(638)
Income from discontinued operations	—	35

Net income (loss)	$733	$(603)

Basic weighted-average common shares outstanding in period	18,242	18,902
Dilutive effect of stock options	253	—

Diluted weighted-average common shares outstanding in period	18,495	18,902

Basic earnings per common share:
Income (loss) from continuing operations	$0.04	$(0.03)
Income from discontinued operations	—	—

Basic earnings (loss) per common share	$0.04	$(0.03)

Diluted earnings per common share:
Income from continuing operations	$0.04	$(0.03)
Income from discontinued operations	—	—

Diluted earnings (loss) per common share	$0.04	$(0.03)

4. Acquisitions

Acquisition of Solais Lighting – On April 12, 2013, we acquired Solais Lighting, Inc., a Delaware corporation (“Solais”). Solais is a Connecticut-based LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial and industrial applications. Solais’ innovative designs, which are covered by a variety of patents and patents pending, provide their products with enhanced light output, thermal management, optics and light quality, and aesthetics.

The acquisition of Solais is intended to strengthen and complement our existing LED business through the addition of new product lines and new skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais will add to our capabilities in marketing LED lighting through distributor channels.

The acquisition was accomplished through a merger of Solais into Brite Idela, Inc., a Delaware corporation and wholly-owned subsidiary we formed to effectuate the merger and renamed “Solais Lighting, Inc.” after the merger (“Solais PowerSecure”). As a result of the merger, the assets, properties, business, debts, liabilities and obligations of Solais prior to the merger became vested in Solais PowerSecure.

The merger was consummated pursuant to an Agreement and Plan of Merger, dated as of April 12, 2013 (the “Solais Merger Agreement”), by and among Solais, the stockholders of Solais (the “Solais Stockholders”), the Company and Solais PowerSecure. The merger consideration paid by us to the stockholders of Solais was valued under the Solais Merger Agreement at an aggregate of $15 million, less an adjustment deducting the working capital deficit of approximately $0.2 million, and is subject to a post-closing “true up” adjustment of the final closing working capital balance. As a result, the aggregate merger consideration paid by us consisted of approximately $6.5 million in cash plus 675,160 shares of our common stock. For purposes of the Merger and the merger consideration, the shares of common stock we issued in the acquisition of Solais were valued at $12.22 per share, which was their volume-weighted average closing sale price as reported on the Nasdaq Global Select Market over the five trading days immediately preceding the date the merger was completed. For purposes of applying the purchase accounting provisions of ASC 805, Business Combinations (ASC 805), the shares of common stock we issued in the acquisition were valued at $12.52 per share, which was the closing sale price of our common stock as reported on the Nasdaq Global Select Market on the date of acquisition. All outstanding shares of capital stock of Solais were converted into and exchanged for the merger consideration. The merger became effective on April 12, 2013.

The Solais Merger Agreement contains customary representations and warranties as well as indemnification obligations, and limitations thereon, by us and the Solais Stockholders to each other, including a $1.5 million two year escrow out of the cash portion of the merger consideration to support the indemnification obligations of the Solais Stockholders. In addition, the Solais Merger Agreement contains a four year covenant not to compete by James Leahy, the President and a Solais Stockholder, against us and our affiliates in the LED lighting business, and related customary restrictive covenants.

We have concluded that the acquisition of Solais constituted a significant business for purposes of Rule 3-05 of Regulation S-X of the SEC, and we have filed the required acquired business historical financial statements with the SEC. We expect that the preliminary purchase price allocation as of the date of acquisition and the pro forma financial disclosures required under ASC 805, will be presented in our June 30, 2013 financial statements. We expect that the operations of Solais will be included within our Utility and Energy Technologies operating segment commencing from the date of acquisition.

Acquisition of ESCO Energy Efficiency Business – On February 28, 2013, we acquired certain assets, including contracts with customers relating to energy efficiency projects, of the ESCO business of Lime Energy Services Co. (“LESCO”), a Massachusetts corporation and wholly-owned subsidiary of Lime Energy Co., a Delaware corporation (“Lime”). The acquired ESCO business involves the design, installation and maintenance of energy conservation measures, primarily as a subcontractor to large energy service company providers, for the benefit of commercial, industrial and institutional customers as end users, as well as a prime contractor directly to such end users. The acquisition expanded our portfolio of energy efficient facility technologies and expertise, which now includes lighting solutions, HVAC system upgrades, building envelope upgrades, transformer efficiency upgrades and water conservation systems. The acquired business serves ESCOs by providing energy efficiency solutions across a range of facilities, including high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, and large government sites.

The acquisition was consummated pursuant to an Asset Purchase and Sale Agreement, dated as of February 28, 2013 (the “LESCO Purchase Agreement”), by and among LESCO, as the seller, Lime, as the seller’s parent, and PowerSecure, as the purchaser. Pursuant to the LESCO Purchase Agreement, we completed the acquisition of certain assets and working capital liabilities and the assumption of customer contracts of LESCO, for cash. The assigned contracts require the consent of the customers to complete the assignment, so PowerSecure and LESCO entered into a subcontracting arrangement in the interim to facilitate our obtaining the rights and benefits, and taking on the duties and obligations, of LESCO under the assumed contracts after the closing. In connection with the acquisition, we entered into certain indemnifications to the surety on the bonds for certain projects that were bonded prior to the closing by LESCO, and have continued to do so after the closing with respect to the assumed contracts until the projects are completed or until the consents are obtained and the bonding can be completed in our name directly.

The acquisition was effective as of the end of the day on February 28, 2013. Total revenues and pre-tax loss from the ESCO business since the date of acquisition included in the accompanying consolidated statements of operations for the three months ended March 31, 2013 were $868 thousand and $211 thousand, respectively. In addition, acquisition related costs in the amount of $79 thousand were recognized as an expense during the three months ended March 31, 2013, and are included in general and administrative expense in the accompanying consolidated statements of operations.

The LESCO Purchase Agreement contains customary representations and warranties as well as indemnification obligations by LESCO and Lime, on the one hand, and by us, on the other hand, to each other. In addition, the LESCO Purchase Agreement contains a five year covenant not to compete by LESCO and Lime against us and our affiliates in the acquired business, subject to certain exceptions related to their retained businesses, and related customary restrictive covenants. Correspondingly, the LESCO Purchase Agreement contains a five year covenant not to compete by us against LESCO and Lime and their affiliates in their retained business relating to small business direct install programs and related customary restrictive covenants, subject to certain exceptions such as for our current business.

The following table summarizes the consideration paid to LESCO for the ESCO business and the components and the preliminary fair value allocation of the purchase price. The cash consideration paid, and the allocation of the purchase price, are subject to a post-closing confirmation of the working capital balances acquired:

Consideration paid to Seller:
Cash	$1,835

Accounts receivable	$5,728
Inventories	545
Property, plant and equipment, net	135
Identifiable intangible assets:
Customer relationships	1,400
Trademarks	160
Order backlog	120
Noncompetition agreement	90
Databases	89
Accounts payable	(1,259)
Accrued and other liabilities	(8,992)

Total identifiable net assets (liabilities)	(1,984)
Goodwill	3,819

$1,835

As part of the preliminary purchase price allocation, we determined that the separately identifiable intangible assets acquired consisted of customer relationships, trademarks, backlog, noncompetition agreement and a database and software license to use certain proprietary software tools that LESCO had developed, which are used to assist in the preparation of contract pricing. The fair value of the acquired identifiable intangible assets and the goodwill in the table above are provisional pending completion of the final valuations for those assets.

We used the income approach to value the customer relationships, noncompetition agreements, trademarks, technology-based assets and order backlog. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for these analyses was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

In estimating the useful lives of the acquired assets, we considered ASC 350-30-35, General Intangibles Other Than Goodwill, and reviewed the following factors: the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. We amortize these intangible assets over their estimated useful lives on a straight-line basis.

The goodwill of $3.8 million arising from the acquisition consists largely of the assembled workforce of the ESCO business, and the synergies and economies of scale expected from combining the operations of our PowerSecure subsidiary and the ESCO business. All of the goodwill was assigned to our Utility and Energy Technologies segment and is expected to be deductible for tax purposes.

We have concluded that the acquisition of the ESCO business did not constitute a significant business for purposes of Rule 3-05 of Regulation S-X of the SEC, and thus no acquired business historical financial statements are required to be filed with the SEC. Pro forma financial disclosures required under ASC 805 for the three months ended March 31, 2013 and 2012 have not been included herein because the relevant quarterly financial information for the ESCO business is not yet available from the seller. We plan to provide such pro forma financial disclosures in a subsequent quarterly report promptly after the relevant financial information becomes available to us from the seller. Our net income for the three months ended March 31, 2013, includes the results of operations of the ESCO business since the date of acquisition.

5. Restructuring and Cost Reduction Program

During the third quarter 2012, we initiated a cost reduction program, taking actions to restructure and streamline our organization to reduce our costs, and to set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this cost reduction program is to reduce expenses as a percentage of revenues in future periods thereby improving our operating margin. The associated cost reduction charges were incurred entirely in the second half of 2012 and consisted primarily of severance and related costs from the elimination of employee positions and costs associated with revisions to certain employment arrangements. The following table summarizes the restructuring and cost reduction plan activities and the balance of our accrued restructuring and cost reduction liabilities at and for the three month period ended March 31, 2013:

	Employee Termination Costs	Employment Arrangement Revisions	Total
Accrued restructuring and cost reduction liabilities, December 31, 2012	$709	$—	$709
Costs incurred and charged to expense	—	—	—
Cash payments	(216)	—	(216)

Accrued restructuring and cost reduction liabilities, March 31, 2013	$493	$—	$493

The balance of accrued restructuring and cost reduction plan liabilities at March 31, 2013 is included in current liabilities in our consolidated balance sheet. We expect the majority of the balance of our accrued restructuring plan liabilities at March 31, 2013 will be paid during the next twelve months.

6. Discontinued Operations

Our discontinued operations does not include any activity during the three months ended March 31, 2013.

During the three months ended March 31, 2012, our discontinued operations consists of the revenues and expenses associated with the remaining shutdown activities of our PowerPackages business which was discontinued during 2011. PowerPackages provided medium speed engine distributed generation products and services within our Utility and Energy Technologies segment. All shutdown activities were completed during 2012. The results of PowerPackages discontinued operations for the three months ended March 31, 2012 were as follows:

Three Months Ended March 31, 2012
POWERPACKAGES DISCONTINUED OPERATIONS:
Total revenues	$221
Cost of sales and operating expenses	165

Income (loss) before income taxes	56
Income tax benefit (expense)	(21)

Income (loss) from operations	35
Gain on disposal	—
Income tax on disposal	—

Income (loss) from discontinued operations	$35

There were no remaining assets or liabilities of the PowerPackages discontinued operations at either March 31, 2013 or December 31, 2012.

7. Debt

Line of Credit – We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At March 31, 2013 and December 31, 2012, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.

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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of March 31, 2013, we were in compliance with these financial covenants.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the three months ended, March 31, 2013 or at December 31, 2012 or at May 8, 2013. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan – The credit agreement described above also provided for a $2.4 million five year term loan which we completed on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments of $40 thousand, plus interest, on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016.

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

The balance of our capital lease obligations shown in the consolidated balance sheet at March 31, 2013 and December 31, 2012 consist entirely of our obligations under the equipment lease described above.

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

Stock Options – Net income (loss) for the three months ended March 31, 2013 and 2012 includes $39 thousand and $36 thousand, respectively, of pre-tax compensation costs related to outstanding stock options. All of the stock option compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of option activity for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2012	838	$7.21
Granted	5	8.25
Exercised	(45)	4.77
Expired	—	—
Forfeited	—	—

Balance, March 31, 2013	798	$7.35	4.43	$5.36

Exercisable, March 31, 2013	636	$7.75	3.52	$4.96

A summary of option activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, December 31, 2011	911	$6.98
Granted	10	6.88
Exercised	(3)	3.56
Expired	—	—
Forfeited	—	—

Balance, March 31, 2012	918	$6.99	4.81	$	n/m	(1)

Exercisable, March 31, 2012	748	$7.16	4.13	$	n/m	(1)

(1)	The aggregate exercise prices of the options exceed the aggregate fair value of the underlying shares of common stock based on the closing sale price of the common stock on the NASDAQ Global Select Market on March 31, 2012.

The weighted average grant date fair value of the options granted during the three months ended March 31, 2013 and 2012 was $3.43 and $2.43, respectively. The fair value of the stock options granted during the three months ended March 31, 2013 and 2012 was measured using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2013		2012
Expected stock price volatility		47.5%		39.0%
Risk free interest rate		0.8%		1.0%
Annual dividends	$	—	$	—
Expected life (years)		5		5

The fair value of stock option grants is amortized to expense over the respective service periods using the straight-line method and assuming a forfeiture rate of 5%. As of March 31, 2013 and December 31, 2012, there was $333 thousand and $357 thousand, respectively, of total unrecognized compensation costs related to stock options. These costs at March 31, 2013 are expected to be recognized over a weighted average period of approximately 1.6 years.

During the three months ended March 31, 2013 and 2012, the total intrinsic value of stock options exercised was $189 thousand and $9 thousand, respectively. Cash received from stock option exercises during the three months ended March 31, 2013 and 2012 was $215 thousand and $11 thousand, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2013 and 2012 was $5 thousand and $5 thousand, respectively.

Restricted Stock Awards – Net income (loss) for the three months ended March 31, 2013 and 2012 includes $102 thousand and $259 thousand, respectively, of pre-tax compensation costs related to the vesting of outstanding restricted stock awards granted to directors, certain officers and our employees. All of the restricted stock award compensation expense during the three months ended March 31, 2013 and 2012 is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of restricted stock award activity for the three months ended March 31, 2013 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2012	100	$5.62
Granted	30	8.42
Vested	(15)	4.21
Forfeited	—	—

Balance, March 31, 2013	115	$6.53

A summary of restricted stock award activity for the three months ended March 31, 2012 is as follows:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2011	410	$11.47
Granted	—	—
Vested	(72)	7.85
Forfeited	—	—

Balance, March 31, 2012	338	$12.24

Restricted shares are subject to forfeiture and cannot be sold or otherwise transferred until they vest. If the holder of the restricted shares leaves us before the restricted shares vest, other than due to termination by us without cause, then any unvested restricted shares will be forfeited and returned to us. The restricted shares granted to directors vest in equal amounts over a period of one or three years, depending on the nature of the grant. The restricted shares granted to employees generally vest over three or five years. All restricted and unvested shares automatically vest upon a change in control.

The fair value of the restricted shares is amortized on a straight-line basis over the respective vesting period. At March 31, 2013, the balance of unrecognized compensation cost related to unvested restricted shares was $676 thousand, which is expected to be recognized over a weighted average period of approximately 3.4 years.

10. Commitments and Contingencies

Performance Bonds and Parent Guarantees – In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2013, we had approximately $65 million in surety bonds outstanding, including outstanding surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business (See Note 4). To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. In addition, from time to time, PowerSecure International, Inc. guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers and vendors.

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

We have experienced performance issues with two types of component parts, in particular, which we are in the process of resolving: 1) a supplier of a substantial distributed generation system component indicated its warranty does not cover performance issues related to its being used in conjunction with a component from another supplier, and this configuration has been installed in many of the distributed generation systems deployed for our customers, and 2) generators from a certain supplier have had performance issues in a distributed generation system we own, and for which we have a performance-based recurring revenue contract that is dependent on the system’s successful operation. In both of these matters, we have actively worked to correct and resolve the performance issues and have made progress in mitigating their risk, although the risk is not eliminated. Given that we continue to have risk related to these performance issues, and the inherent uncertainty in assessing and quantifying the costs and certainty regarding the resolution of these types of technical issues, we are unable to estimate the potential negative impacts from these particular items, if any, in addition to other component part performance issues discussed above. In addition, we have not recorded any specific adjustment to our warranty reserve for these particular performance issues, other than our regular reserves for minor repairs, as the estimated cost, if any, of fulfilling our warranty obligations for these performance issues within a possible range of outcomes is not determinable as of this date.

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

11. Income Taxes

The income tax expense (benefit) recorded at March 31, 2013 and 2012 represents our income before income taxes multiplied by our best estimate of our expected annual effective tax rate taking into consideration our expectation of future earnings, federal alternative minimum tax, state income tax for state jurisdictions in which we expect taxable income, potential effects of adverse outcomes on tax positions we have taken, true-up effects of prior tax provision estimates compared to actual tax returns, and our net operating loss carryforwards.

12. Segment Information

We conduct our core business operations through our Utility and Energy Technologies segment. In 2011, we divested the non-core business operations of our Oil and Gas Services segment, which has ceased operations.

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

Utility and Energy Technologies – Our Utility and Energy Technologies segment includes our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three groups are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver, and utilize electricity more efficiently. These three groups of products and services share common or complementary utility relationships and customer types, common sales and overhead resources, and facilities. However, we discuss and distinguish our Utility and Energy Technologies business among these groups due to the unique market needs they are addressing, and the distinct technical disciplines and specific capabilities required for us to deliver them, including personnel, technology, engineering, and intellectual capital. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

Oil and Gas Services – In 2011, we divested the non-core business operations of our Oil and Gas Services segment. The results of the Oil and Gas Services segment for 2012, which are not material, are included in the “Unallocated Corporate and Other” column in the tables below.

The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on income (loss) before income taxes. There are no intersegment sales. Summarized financial information concerning our reportable segments is shown in the following table. Unallocated Corporate and Other amounts include corporate overhead, insignificant results related to our divested Oil and Gas Services Segment, and other income and interest expense amounts which, for purposes of evaluating the operations of our segments, are not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.

	Three Months Ended March 31, 2013
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$44,957	$—	$44,957
Cost of Sales	31,217	—	31,217

Gross Profit	13,740	—	13,740

Operating expenses:
General and administrative	8,602	1,230	9,832
Selling, marketing and service	1,385	—	1,385
Depreciation and amortization	1,456	—	1,456

Total operating expenses	11,443	1,230	12,673

Operating Income (loss)	2,297	(1,230)	1,067
Other income and (expenses):
Interest income and other income	—	21	21
Interest expense	(58)	(47)	(105)

Income (loss) before income taxes	$2,239	$(1,256)	$983

Total capital expenditures	$1,457	$—	$1,457

Total goodwill	$16,703	$—	$16,703

Total assets	$156,373	$13,106	$169,479

	Three Months Ended March 31, 2012
	Utility and	Unallocated
	Energy	Corporate
	Technologies	and Other	Total
Revenues	$33,185	$—	$33,185
Cost of Sales	23,630	—	23,630

Gross Profit	9,555	—	9,555

Operating expenses:
General and administrative	7,450	1,195	8,645
Selling, marketing and service	1,058	—	1,058
Depreciation and amortization	1,085	—	1,085

Total operating expenses	9,593	1,195	10,788

Operating Income (loss)	(38)	(1,195)	(1,233)
Other income and (expenses):
Interest income and other income	—	22	22
Interest expense	(62)	(46)	(108)

Income (loss) before income taxes	$(100)	$(1,219)	$(1,319)

Total capital expenditures	$1,063	$—	$1,063

Total goodwill	$7,970	$—	$7,970

Total assets	$113,081	$25,716	$138,797

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our consolidated results of operations for the three month period ended March 31, 2013, which we refer to as the first quarter 2013, and the three month period ended March 31, 2012, which we refer to as the first quarter 2012, and of our consolidated financial condition as of March 31, 2013 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements within the meaning of and made under the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity” and “scheduled,” variations of such words, and other comparable terminology and similar expressions are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, our targeted growth rate and our expectations about realizing the revenues in our backlog and in our sales pipeline, and our expectations about changes in the condition or amounts of our revenue backlog and sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the effects on our financial condition, results of operations and prospects of our business acquisitions;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	fluctuations in our effective tax rates, including the expectation that with the utilization of a significant portion of our tax net operating losses during fiscal 2011 our tax expense in future years will likely approximate prevailing statutory tax rates;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended or supplemented in subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Our Utility and Energy Technologies segment consists of our three product and service offerings: our Distributed Generation products and services, our Utility Infrastructure products and services, and our Energy Efficiency products and services. These three groups are commonly focused on serving the needs of utilities and their commercial, institutional and industrial customers to help them generate, deliver and utilize electricity more reliably and efficiently.

Our strategy is focused on growing these three product and services because they address large unmet market opportunities due to their strong customer value propositions, and because they require unique knowledge and skills that utilize our core competencies. These three product and service groups share a number of common or complementary utility relationships and customer types, common sales and overhead resources, and common facilities.

Our business operates primarily out of our Wake Forest, North Carolina headquarters office, and its operations also include several satellite offices and manufacturing facilities, the largest of which are in the Raleigh and Randleman, North Carolina, McDonough, Georgia, Anderson, South Carolina, and Bethlehem, Pennsylvania areas. The locations of our sales organization and field employees are generally in close proximity to the utilities and the commercial, industrial and institutional customers they serve. Our Utility and Energy Technologies segment is operated through our largest wholly-owned subsidiary, PowerSecure, Inc.

We conduct all of our on-going business operations through our Utility and Energy Technologies segment. In 2011, we divested the non-core business operations of our Oil and Gas Services segment, which has ceased operations.

Distributed Generation

Our Distributed Generation products and services involves manufacturing, installing and operating electric generation equipment “on site” at a facility where the power is used, including commercial, institutional and industrial operations, generally on behalf of electric utilities. Our systems provide a dependable backup power supply during power outages, and provide a more efficient and environmentally friendly source of power during high cost periods of peak power demand. These two sources of value benefit both utilities and their large customers. In addition, our solar energy systems provide utilities and their customers with environmentally friendly power to augment their core power requirements.

Our Distributed Generation systems are sold to customers utilizing two basic economic models, each of which can vary depending on the specific customer and application. In our traditional business model, which is still our primary model, we sell the distributed generation system to the customer. We refer to this as a “project-based” or a “customer-owned” model. For Distributed Generation systems sold under the project-based model, the customer acquires ownership of the Distributed Generation assets upon our completion of the project. Our revenues and profits from the sale of systems under this model are recognized over the period during which the system is installed. In the project-based model, after the system is installed we will also usually receive a modest amount of on-going monthly revenues to monitor the system for backup power and peak shaving purposes, as well as to maintain the system.

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

In the first quarter 2013, 83.3% of our Distributed Generation revenues consisted of customer-owned sales, and 16.7% of our Distributed Generation revenues were derived from recurring revenue sales. Sales of customer-owned systems deliver revenues and profits that are recorded on our financial statements over the course of the project, which is generally over a three to eighteen month timeframe depending on the size of the project, and sales of PowerSecure-owned projects are recorded over a longer time frame of five to fifteen years depending on the life of the underlying contract. Therefore, changes in the sales of customer-owned systems have significant impacts on our near-term revenues and profits and cause them to fluctuate from period-to-period. By contrast, sales under the PowerSecure-owned system model generate revenues and profits that are more consistent from period-to-period and have higher gross margins, and generate revenues and profits over a longer time period, although smaller in dollar amount in any particular period because they are recognized over the life of the contract. Our PowerSecure-owned recurring revenue model requires us to invest our own capital in the project without any return on capital until after the project is completed, installed, commissioned and successfully operating.

Our 2012 acquisition of PowerSecure Solar provides us with the ability to provide solar energy systems through our Distributed Generation business platform. These solar energy systems are sold under the “project-based”, “customer-owned” model, and we also plan to own and operate these systems under a “PowerSecure-owned”, “recurring revenue” model.

Utility Infrastructure

Our Utility Infrastructure products and services are focused on helping electric utilities design, build, upgrade and maintain infrastructure that enhances the efficiency of their grid systems. Through our UtilityServices business, we provide transmission and distribution system construction and maintenance products and services, install advanced metering and efficient lighting, and provide emergency storm restoration services. Additionally, through our UtilityEngineering and PowerServices consulting engineering firms, we provide utilities with a wide range of engineering and design services, as well as consulting services for regulatory and rate design matters.

Revenues for our UtilityServices business are generally earned, billed, and recognized in two primary models. Under the first model, we have regular, on-going assignments with utilities to provide regular maintenance and upgrade services. These services are earned, billed, and recognized either on a fixed fee basis, based on the number of work units we perform, such as the number of utility transmission poles we upgrade, or on a time and materials basis, based on the number of hours we invest in a particular project, plus amounts for the materials we utilize and install. Under the second model, we are engaged to design, build and install large infrastructure projects, including substations, transmission lines and similar infrastructure, for utilities and their customers. In these types of projects we are generally paid a fixed price for the project, plus any modifications or scope additions. We recognize revenues from these projects on a percentage-of-completion basis as they are completed. In addition to these two primary models, in the future we could be engaged by utilities and their customers to build or upgrade transmission and distribution infrastructure that we own and maintain. In those cases, we would receive fees over a long-term contract in exchange for providing the customer with access to the infrastructure to transmit or receive power.

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

Energy Efficiency

Our Energy Efficiency products and services are focused on providing energy solutions to utilities, municipalities, and commercial, institutional and industrial customers with strong value propositions that are designed to reduce their energy costs, improve their operations, and benefit the environment. Our Energy Efficiency product area includes our EfficientLights, IES and EnergyLite businesses and brands, all of which are focused on bringing light emitting diode, or “LED,” lighting solutions to the marketplace. In addition, our Energy Efficiency products and service offerings were recently broadened and enhanced with our February 2013 acquisition of our ESCO energy efficiency facility upgrade capabilities, and our April 2013 acquisition of Solais Lighting, an LED lighting company. These acquisitions also enable us to operate more efficiently and cost-effectively, and enhance our ability to market our LED lighting products and components.

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

Oil and Gas Services – In 2011, we divested the non-core business operations of our Oil and Gas Services segment. The results of the Oil and Gas Services segment for 2012, which are not material, are included in the “Unallocated Corporate and Other” amounts in the tables below, wherever applicable.

Recent Developments

On April 22, 2013, we announced that we received approximately $36 million in new business awards and that we added approximately $24 million of revenue backlog from contracts we recently acquired as part of the ESCO business acquisition. The $36 million in new business awards include $18 million of new turn-key distributed generation business, $14 million of new utility infrastructure business, $2 million of post-acquisition ESCO energy efficiency projects and $2 million in new recurring revenues.

On April 12, 2013, we acquired Solais Lighting, Inc. (“Solais”), a Connecticut-based LED lighting company with a proprietary portfolio of LED lamps and fixtures for commercial and industrial applications. Solais’ innovative designs, which are covered by a variety of patents and patents pending, provide their products with enhanced light output, thermal management, optics and light quality, and aesthetics. The acquisition of Solais is intended to strengthen and complement our existing LED business through the addition of new product lines and new skill sets around product design, product commercialization, and manufacturing and sourcing capabilities. In addition, Solais will add to our capabilities in marketing LED lighting through distributor channels. The consideration paid by us consisted of approximately $6.5 million in cash plus 675,160 shares of our common stock, par value $.01 per share, for an aggregate purchase price of approximately $15 million. For purposes of the transaction, the shares of common stock that we issued in the acquisition of Solais were valued at $12.22 per share, which was their volume-weighted average closing sale price as reported on the Nasdaq Global Select Market over the five trading days immediately preceding the date the acquisition was completed. For purposes of applying the purchase accounting provisions of ASC 805, Business Combinations, the shares of common stock we issued in the acquisition were valued at $12.52 per share, which was the closing sale price of our common stock as reported on the Nasdaq Global Select Market on the date of acquisition.

Financial Results Highlights

Our consolidated revenues during the first quarter 2013 increased by $11.8 million, or 35.5%, compared to our consolidated revenues during the first quarter 2012. The drivers of this quarter-over-quarter revenue increase were a $8.5 million, or 67.6%, increase in revenues from Distributed Generation products and services and a $6.7 million, or 51.2%, increase in revenues from Utility Infrastructure products and services, partially offset by a $3.4 million, or 45.0%, decrease in revenues from Energy Efficiency products and services. This revenue growth, which is a continuation of our growth in recent years, is the result of our focused strategy of growing our revenues on a short-term and long-term basis by expanding our product and services lines, our customer and market base, our geographic footprint, and our utility partners.

Our first quarter 2013 gross margin as a percentage of revenue increased to 30.6% compared to 28.8% in the first quarter 2012. This year-over-year gross margin increase was driven by a favorable mix of projects completed and a higher percentage of our revenues resulting from sales of our higher margin Distributed Generation products and services, as well as improved operational efficiencies in the execution of our Utility Infrastructure products and services.

Our operating expenses during the first quarter 2013 increased by $1.9 million, or 17.5%, compared to our operating expenses during the first quarter 2012. The year-over-year increase in operating expenses is largely due to $1.1 million of incremental operating expenses during the first quarter 2013 at our PowerSecure Solar and at our ESCO operations, which we acquired in June 2012 and February 2013, respectively. The majority of the remaining year-over-year increase in our operating expenses is due to an increase in depreciation from capital expenditures primarily driven by our investments in Company-owned distributed generation systems along with increases in personnel costs incurred to drive and support our growth. Our first quarter 2013 operating expenses, as a percentage of our revenues, decreased by 4.3 percentage points compared to the first quarter 2012, partially as a result of our 2012 cost reduction program which has allowed us to leverage our operating expenses against a greater level of revenues year-over-year.

Our income from continuing operations attributable to PowerSecure International, Inc. shareholders for the first quarter 2013 was $0.7 million, or $0.04 per diluted share, compared to a loss from continuing operations attributable to PowerSecure International, Inc. shareholders of ($0.6) million, or ($0.03) per diluted share, for the first quarter 2012.

We had no income or loss from discontinued operations during the first quarter 2013 and our income from discontinued operations was negligible for the first quarter 2012. We do not expect to incur any additional income or loss in future periods from our discontinued operations as all of the related assets and liabilities were disposed during 2012.

In total, our consolidated net income attributable to PowerSecure International, Inc. common stockholders for the first quarter 2013 was $0.7 million, or $0.04 per diluted share, which compared to net loss attributable to PowerSecure International, Inc. common stockholders of $(0.6) million, or ($0.03) per diluted share, for the first quarter 2012.

As discussed below under “—Fluctuations,” our financial results will fluctuate from quarter to quarter and year to year. Thus, there is no assurance that our past results, including the results of our year ended December 31, 2012 or our quarter ended March 31, 2013, will be indicative of our future results, especially in light of the current economic conditions and unfavorable credit and capital markets.

Backlog

As of the date of this report, our revenue backlog expected to be recognized after March 31, 2013 is $206 million. This includes revenue related to the new business awards described above under “—Recent Developments”. Our revenue backlog represents revenue expected to be recognized after March 31, 2013, for periods including the second quarter of 2013 onward. This backlog figure compares to the revenue backlog of $183 million we reported in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 7, 2013 (the date we last reported our backlog). Our revenue backlog and the estimated timing of revenue recognition is outlined below, including “project-based revenues” expected to be recognized as projects are completed and “recurring revenues” expected to be recognized over the life of the contracts:

Revenue Backlog to be recognized after March 31, 2013

Description	Anticipated Revenue	Estimated Primary Recognition Period
Project-based Revenue — Near term	$132 Million	2Q13 through 4Q13
Project-based Revenue — Long term	$7 Million	1Q14 through 2015
Recurring Revenue	$67 Million	2Q13 through 2020

Revenue Backlog to be recognized after March 31, 2013	$206 Million

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

Operating Segments

Our Utility and Energy Technologies segment includes our core business, and is the only segment in which we have on-going business operations. In 2011, we divested the non-core business operations of our Oil and Gas Services segment. The results of our Oil and Gas Services segment for 2012, which are not material, are included in the “unallocated Corporate and Other” amounts in the tables below, wherever applicable. Our strategic decision to divest the Oil and Gas Services segment has enabled us to invest in and grow our Utility and Energy Technologies segment. All of our on-going operating activities are now conducted through our Utility and Energy Technologies segment.

Our reported segments are strategic business units with different products and services which serve different customer bases. They are separate because each segment has different customer sets, requires different technology and marketing strategies, and has separate service delivery and management platforms. Our operating segments also represent components for which discrete financial information is available and is (or was, in the case of our Oil and Gas Services segment) reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions.

Results of Operations

The following discussion regarding segment revenues, gross profit, costs and expenses, and other income and expenses excludes revenues, gross profit, and costs and expenses of our PowerPackages business and operations, which were discontinued in 2011, the financial results of which for the first quarter 2012 are classified as discontinued operations in our financial statements.

First Quarter 2013 Compared to First Quarter 2012

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

	Quarter Ended March 31,		Period-over-Period Difference
	2013	2012	$	%
Utility and Energy Technologies:
Distributed Generation	$20,957	$12,505	$8,452	67.6%
Utility Infrastructure	19,850	13,128	6,722	51.2%
Energy Efficiency	4,150	7,552	(3,402)	(45.0)%

Total	$44,957	$33,185	$11,772	35.5%

Our consolidated revenues for the first quarter 2013 increased $11.8 million, or 35.5%, compared to the first quarter 2012 due to an increase in the sales in our Distributed Generation and Utility Infrastructure products and services categories, partially offset by a decrease in sales in our Energy Efficiency products and services category. This revenue growth, which is a continuation of our growth in recent years, is the result of our focused strategy of growing our revenues by expanding our product and services lines, our customer and market base, our geographic footprint and our utility partners.

Our Utility and Energy Technologies segment distributed generation revenues are significantly affected by the number, size and timing of our Distributed Generation and Utility Infrastructure projects as well as the percentage of completion of in-process projects, and the percentage of customer-owned as opposed to PowerSecure-owned distributed generation recurring revenue projects. Our Distributed Generation sales have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. The increase in our Utility and Energy Technologies segment revenues in the first quarter 2013 over the first quarter 2012 consisted of a $8.5 million, or 67.6%, increase in revenues from Distributed Generation products and services and a $6.7 million, or 51.2%, increase in revenues from Utility Infrastructure products and services, partially offset by a $3.4 million, or 45.0%, decrease in revenues from Energy Efficiency products and services. The quarter-over-quarter increase in our Distributed Generation product sales and services was driven by increases in customer-owned project sales and increases in solar distributed generation project sales from the acquisition of PowerSecure Solar in June 2012. The quarter-over-quarter increase in our Utility Infrastructure product sales and services was due to an increase in the number of utilities that we service, and an increase in those utilities’ spending levels on transmission and distribution system maintenance and construction projects, as well as energy companies spending on electrical infrastructure to support oil and gas production. The decrease in our Energy Efficiency revenues in the first quarter 2013 compared to the first quarter 2012 was driven by a more modest investment pace for LED lighting solutions from grocery retailers due to difficult financial conditions in the grocery sector and concerns about the macroeconomic environment, partially offset by an additional $0.9 million in ESCO-related energy efficiency revenues.

Our future revenues will depend on the continuing recovery of the domestic economy, the health of the credit markets and the continuing levels of customer spending for capital improvements and energy efficiency projects, as well as our ability to secure new significant purchase orders and to realize the growth opportunities provided by our recent acquisitions and any future acquisitions. The amount and timing of our future revenues will also be affected by the amount and proportion of revenues generated by future recurring revenue projects, which result in revenue being recognized over a longer period. We are particularly susceptible to changes in economic conditions because our product offerings are generally considered discretionary investment items by our customers, who may delay or defer large sales orders, especially when economic conditions are not positive.

Gross Profit and Gross Profit Margin

Our segment gross profit represents our revenues less our cost of sales. Our segment gross profit margin represents our gross profit divided by our revenues. The following tables summarizes our Utility and Energy Technologies segment cost of sales along with our segment gross profit and gross profit margin for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Increase
	2013	2012	$	%
Utility and Energy Technologies:
Cost of Sales	$31,217	$23,630	$7,587	32.1%
Gross Profit	$13,740	$9,555	$4,185	43.8%
Gross Profit Margin	30.6%	28.8%

Cost of sales and services include materials, personnel and related overhead costs incurred to manufacture products and provide services. The 32.1% increase in our consolidated cost of sales and services for the first quarter 2013 compared to the first quarter 2012, was driven by the increase in costs associated with the 35.5% increase in sales, together with the factors discussed below leading to the improvement in our gross profit margin.

An important driver in the period-over-period change in our gross profit margin is the relative gross margins we generally earn in each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories. Our Distributed Generation products and services generally yield gross profit margins in the 25-45% range, our Utility Infrastructure products and services generally yield gross profit margins in the 5-30% range, and our Energy Efficiency products generally yield gross margins in the 15-40% range. The gross profit margin we realize within these ranges largely correlates to the amount of value-added products and services we deliver, with highly engineered, turn-key projects realizing higher gross profit margins due to the benefits they deliver our customers and the value we deliver because we are vertically integrated. Because of these gross profit margin differences, changes in the mix of our product lines affect our consolidated gross profit margin results. In addition, the recent acquisition of our ESCO energy efficiency business has lower margins, which are generally in the 15-25% range.

Our Utility and Energy Technologies segment gross profit increased $4.2 million, or 43.8%, in the first quarter 2013 compared to the first quarter 2012. As a percentage of revenue, our Utility and Energy Technologies segment gross profit margin in the first quarter 2013 was 30.6%, an increase of 1.8 percentage points compared to the first quarter 2012. Our gross profit margin improvement in the first quarter 2013 compared to the first quarter 2012 was driven by a favorable mix of projects completed and a higher percentage of our revenues resulting from sales of our higher margin Distributed Generation products and services, as well as improved operational efficiencies in the execution of our Utility Infrastructure products and services. As is always the case, variability in our gross margins is also caused by regular on-going differences in the mix of specific projects completed in each quarter. In the long-term, we expect that gross profit margins for this segment will increase somewhat because of anticipated greater productivity, operations and manufacturing efficiencies, improvements in technology, and growth in our higher-margin recurring revenue projects. In the near-term, however, we expect the total gross margins in this segment will decrease to the upper 20%-range as we begin to realize revenues from our recent ESCO energy efficiency acquisition, which carries lower gross margins and will lower our total gross margins as a percentage of revenue.

Our gross profit and gross profit margin have been, and we expect will continue to be, affected by many factors, including the following:

•	the absolute level of revenue achieved in any particular period, given that portions of our cost of sales are relatively fixed over the near-term, the most significant of which is personnel and equipment costs;

•	the allocation of revenue among each of our Distributed Generation, Utility Infrastructure and Energy Efficiency product and service categories, and products and services within these categories, which have different gross profit margins;

•	our ability to improve our operating efficiency and benefit from economies of scale;

•	our level of investments in our businesses, particularly for anticipated or new business awards;

•	improvements in technology and manufacturing methods and processes;

•	the mix of higher and lower margin projects, products and services, and the impact of new products and technologies on our pricing and volumes;

•	our ability to manage our materials and labor costs, including any future inflationary pressures;

•	the costs to maintain and operate distributed generation systems we own in conjunction with recurring revenue contracts, including the price of fuel, run hours, weather, and the amount of fuel utilized in their operation, as well as their operating performance;

•	the geographic density of our projects;

•	the selling price of products and services sold to customers, and the revenues we expect to generate from recurring revenue projects;

•	the rate of growth of our new businesses, which tend to incur costs in excess of revenues in their earlier phases and then become profitable and more efficient over time if they are successful;

•	the impact of acquisitions of businesses, assets and technologies, including differing margins of new products and services acquired and our ability to strategically benefit from cost efficiencies these acquisitions provide and to manage the costs of our related growth from acquisitions;

•	the ability to realize gross margin increases from our recent Solais acquisition, and the impact of the lower gross margin profile of our ESCO energy efficiency acquisition;

•	costs and expenses of business shutdowns, when they occur; and

•	other factors described below under “—Fluctuations.”

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

Operating Expenses

Our operating expenses include general and administrative expense, selling, marketing and service expense, depreciation and amortization, and, from time to time, restructuring and cost reduction charges. The following table sets forth our consolidated operating expenses for the periods indicated (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2013	2012	$	%
Consolidated Operating Expenses:
General and administrative	$9,832	$8,645	$1,187	13.7%
Selling, marketing and service	1,385	1,058	327	30.9%
Depreciation and amortization	1,456	1,085	371	34.2%

Total	$12,673	$10,788	$1,885	17.5%

Costs related to personnel, including wages, benefits, stock compensation, bonuses and commissions, are the most significant component of our operating expenses. During the first quarter 2013, we incurred $0.6 million of incremental operating expenses at our PowerSecure Solar operations which we acquired in June 2012, we incurred $0.5 million of incremental operating expenses at our ESCO business operations which we acquired in February 2013, and we also incurred incremental operating expenses related to personnel, equipment, and sales to support our growing operations. In addition, we incurred additional depreciation expense related to our capital expenditures, primarily driven by capital expenditures for our Company-owned distributed generation systems. During the second half of 2012, we initiated a restructuring and cost reduction program to reduce our costs, streamline our organization, and set the framework to improve the scalability of our cost structure as we grow revenues. The goal of this program was to reduce expenses as a percentage of revenues as we grow to drive improvements in our operating margin. Partially as a result of this program, our operating expenses for the first quarter 2013, as a percentage of our revenues, decreased by 4.3 percentage points compared to the first quarter 2012, as we leveraged our operating expenses against a greater level of revenues, quarter-over-quarter.

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

General and Administrative Expenses. General and administrative expenses include personnel wages, benefits, stock compensation, and bonuses and related overhead costs for the support and administrative functions incurred in our Utility and Energy Technologies segment together with unallocated corporate general and administrative costs. The 13.7% increase in our consolidated general and administrative expenses in the first quarter 2013, as compared to the first quarter 2012, was due primarily to an increase in personnel, rent, travel and other expenses to support our increasing levels of revenue and investments in new business opportunities. The following table provides further detail of our general and administrative expenses by segment (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2013	2012	$	%
Segment G&A Expenses:
Utility and Energy Technologies:
Personnel costs	$5,794	$4,811	$983	20.4%
Vehicle lease and rental	651	668	(17)	(2.5)%
Insurance	293	297	(4)	(1.3)%
Rent-office and equipment	311	243	68	28.0%
Professional fees and consulting	232	182	50	27.5%
Travel	371	308	63	20.5%
Development costs	47	133	(86)	(64.7)%
Other	903	808	95	11.8%
Unallocated Corporate and Other	1,230	1,195	35	2.9%

Total	$9,832	$8,645	$1,187	13.7%

The increase in our personnel, rent, travel, and other expenses during the first quarter 2013 compared to the first quarter 2012 was incurred primarily as a result of $0.6 million of incremental costs incurred at our PowerSecure Solar operations, which we acquired in June 2012, and $0.4 million of incremental costs incurred at our ESCO business operations, which we acquired in February 2013. Over the long-term, we expect our expenses in these areas to increase, although at lower growth rates than our revenues, as we strive to leverage our cost structure and deliver higher operating profit margins.

Unallocated corporate general and administrative expenses include similar personnel costs as described above as well as costs incurred for the benefit of all of our business operations, such as acquisition costs, legal, Sarbanes-Oxley compliance, public company reporting, director expenses, accounting costs, and stock compensation expense on our stock options and restricted stock grants which we do not allocate to our operating segments. These costs increased quarter-over-quarter due primarily to costs incurred in connection with our recent acquisition of the ESCO Business operations. We expect our unallocated corporate costs for the remainder of 2013 to increase compared to the levels incurred during the first quarter 2013 as a result of costs incurred in our recent Solais acquisition in April 2013, partially offset by the effects of our cost reduction initiative that was initiated in 2012.

Selling, Marketing and Service Expenses. Selling, marketing and service expenses consist of personnel and related overhead costs, including commissions for sales and marketing activities, together with travel, advertising and promotion costs incurred in our Utility and Energy Technologies segment. The 30.9% increase in selling, marketing and service expenses in the first quarter 2013, as compared to the first quarter 2012, was due to increases in compensation, travel, and advertising and promotion expenses, as well as additional expenses related to our June 2012 PowerSecure Solar acquisition. The following table provides further detail of our segment selling, marketing and service expenses (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2013	2012	$	%
Segment Selling, Marketing and Service:
Utility and Energy Technologies:
Salaries	$685	$660	$25	3.8%
Commission	266	94	172	183.0%
Travel	273	191	82	42.9%
Advertising and promotion	151	147	4	2.7%
Bad debt expense (recovery)	10	(34)	44	(129.4)%

Total	$1,385	$1,058	$327	30.9%

In the future, we expect our near-term and long-term Utility and Energy Technologies segment selling, marketing and services expenses to grow in order to reflect, drive and support future growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property, plant and equipment and the amortization of certain intangible assets including capitalized software development costs and other intangible assets. The 34.2% increase in depreciation and amortization expenses in the first quarter 2013, as compared to the first quarter 2012, primarily reflects increased depreciation and amortization resulting from capital investments at our Utility and Energy Technologies segment during 2012. These capital investments are primarily investments in PowerSecure-owned distributed generation systems for projects deployed under our recurring revenue model as well as investments in Utility Infrastructure equipment to support its growth.

Other Income and Expenses

Our other income and expenses include interest income, interest expense and income taxes. The following table sets forth our other income and expenses for the periods indicated, by segment (dollars in thousands):

	Quarter Ended March 31,		Period-over-Period Difference
	2013	2012	$	%
Other Segment Income and (Expenses):
Utility and Energy Technologies:
Interest income and other income	$—	$—	$—	n/m
Interest expense	(58)	(62)	4	(6.5)%

Segment total	(58)	(62)	4

Unallocated Corporate and Other:
Interest income and other income	21	22	(1)	(4.5)%
Interest expense	(47)	(46)	(1)	2.2%
Income tax benefit (expense)	(374)	393	(767)	(195.2)%

Segment total	(400)	369	(769)

Total	$(458)	$307	$(765)

Interest Income and Other Income. Interest income and other income for each segment consists primarily of interest we earn on the interest-bearing portion of our cash and cash equivalent balances. In total, interest income and other income decreased slightly during the first quarter 2013, as compared to the first quarter 2012. This slight decrease was attributable to a reduction in interest-bearing cash and cash equivalent balances in the first quarter 2013 compared to the first quarter 2012. Our future interest income will depend on our cash and cash equivalent balances, which will increase and decrease depending upon our profit, capital expenditures, and our working capital needs, and future interest rates.

Interest Expense. Interest expense for each segment consists of interest and finance charges on our credit facilities, term loan and capital leases. In total, interest expense decreased during the first quarter 2013, as compared to the first quarter 2012. The decrease in our interest expense reflects the reduction in balances outstanding on our capital lease obligation and our term loan due to regular payments made on those obligations over the year. We expect our future interest and finance charges to increase over time as a result of anticipated borrowings under our credit facility to fund future working capital needs and recurring revenue projects at our Utility and Energy Technologies segment.

Income Taxes. The income tax expense or benefit we record is the result of applying our annual effective tax rate by our pre-tax income or loss. Our effective tax rate and our income tax expense or benefit includes the effects of permanent differences between our book and taxable income, changes in our deferred tax assets and liabilities, changes in the valuation allowance for our net deferred tax assets, state income taxes in various state jurisdictions in which we have taxable activities, and expenses associated with uncertain tax positions that we have taken or expense reductions from uncertain tax positions as a result of a lapse of the applicable statute of limitations. Our overall effective tax rate in the first quarter 2013 increased, as compared to the first quarter 2012, as we expect our effective tax rate in 2013 will more closely approximate statutory rates. We recorded an income tax benefit during the first quarter 2012 as we recorded a pre-tax loss during that period.

Non-controlling Interest. We acquired a 67% controlling ownership interest in IES on April 1, 2010 and we acquired a 90% controlling ownership interest in PowerSecure Solar effective June 2, 2012. We record the full amount of income or loss from IES and PowerSecure Solar in our consolidated statements of income. The non-controlling ownership interest in the income or loss of IES and PowerSecure Solar is reflected as a reduction or addition to net income or losses to derive income attributable to PowerSecure International stockholders. The decrease in the addition for the non-controlling interest in the loss of our majority-owned subsidiaries in the first quarter 2013, as compared to the first quarter 2012, is a result of development activities we incurred in the first quarter 2012 at IES to bring a broader complement of new lighting products to market which resulted in improved operating results at IES during the first quarter 2013.

Fluctuations

Our revenues, expenses, margins, net income, cash flow, cash, working capital debt, balance sheet positions, and other operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that affect our operating results include the following:

•	the effects of general economic and financial conditions, including the sluggish economy and the challenging and uncertain capital and credit markets, the potential economic consequences if Congress fails to act to avoid certain important upcoming fiscal, deficit and budgetary deadlines, and the potential for such economic and market challenges to continue or recur in the future, negatively impacting our business operations and our revenues and net income, including the negative impact these conditions could have on the timing of and amounts of orders from our customers, and the potential these factors have to negatively impact our access to capital to finance our business;

•	the size, timing and terms of sales and orders, especially large customer orders, as well as the effects of the timing of phases of completion of projects for customers, and customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;

•	our ability to make strategic acquisitions of key businesses, technologies and other assets and resources, to realize the expected benefits from such acquisitions, and effectively integrate the acquired businesses, assets and personnel in our organization, and to manage the costs related to such acquisitions, including our recent acquisitions of the ESCO business and of Solais.

•	our strategy to increase our revenues through long-term recurring revenue projects, recognizing that increasing our revenues from recurring revenue projects will require up-front capital expenditures and will protract our revenue and profit recognition from those projects over a longer period compared to turn-key sales, while at the same time increasing our gross margins over the long-term;

•	our ability to sell, complete and recognize satisfactory levels of near-term quarterly revenues and net income related to our project-based sales and product and service revenues, which are recognized and billed as they are completed, in order to maintain our current profits and cash flow and to satisfy our financial covenants in our credit facility and to successfully finance the recurring revenue portion of our business model;

•	our ability to maintain and grow our Utility Infrastructure revenues, and maintain and increase pricing, utilization rates and productivity rates, given the significant levels of vehicles, tools and labor in which we have invested and which are required to serve utilities in this business area, and the risk that our utility customers will change work volumes or pricing, or will displace us from providing services;

•	if our safety performance and safety record does not meet the standards of our utility customers, we could be abruptly and immediately released from our work assignments with those utilities, and we could lose the opportunity to obtain additional or new work from those utilities, which could materially and adversely affect our revenues, net income and cash flows;

•	our ability to obtain adequate supplies of key components and materials of suitable quality for our products on a timely and cost-effective basis, including the impact of potential supply line constraints, substandard parts, changes in environmental requirements, and fluctuations in the cost of raw materials and commodity prices, including without limitation with respect to our Energy Efficiency business unit in relation to third party manufacturing arrangements we have with vendors in China and other component parts that originate in Japan;

•	our ability to grow, on a profitable basis, sales of our solar distributed energy systems as a result our newly acquired PowerSecure Solar business;

•	the performance of our products, services and technologies, and the ability of our systems to meet the performance standards they are designed and built to deliver to our customers, including but not limited to our recurring revenue projects for which we retain the on-going risks associated with the performance and ownership of the systems;

•	our ability to access significant capital resources on a timely basis in order to fund working capital requirements, fulfill large customer orders, finance capital required for recurring revenue projects, and finance working capital and equipment for our Utility Infrastructure business;

•	our ability to develop new products, services and technologies with competitive advantages and positive customer value propositions;

•	our ability to implement our business plans and strategies and the timing of such implementation;

•	the pace of revenue and profit realization from our new businesses and the development and growth of their markets, including the timing, pricing and market acceptance of our new products and services;

•	our success in controlling and reducing our costs and expenses, such as under our cost reduction program we implemented in 2012;

•	changes in our pricing policies and those of our competitors, including the introduction of lower cost competing technologies and the potential for them to impact our pricing and our profit margins;

•	variations in the length of our sales cycle and in the product and service delivery and construction process;

•	changes in the mix of our products and services having differing margins;

•	changes in our expenses, including prices for materials such as copper, aluminum and other raw materials, labor costs and other components of our products and services, fuel prices including diesel, natural gas, oil and gasoline, and our ability to hedge or otherwise manage these prices to protect our costs and revenues, minimize the impact of volatile exchange rates and mitigate unforeseen or unanticipated expenses;

•	changes in our valuation allowance for our net deferred tax asset, and the resulting impact on our current tax expenses, future tax expenses and balance sheet account balances;

•	the effects of severe weather conditions, such as hurricanes, on the business operations of our customers, and the potential effect of such conditions on our results of operations;

•	the life cycles of our products and services, and competitive alternatives in the marketplace;

•	budgeting cycles of utilities and other industrial, commercial and institutional customers, including impacts of the current downturn in the economy and difficult capital markets conditions on capital projects and other spending items;

•	changes and uncertainties in the lead times required to obtain the necessary permits and other governmental and regulatory approvals for projects;

•	the development and maintenance of business relationships with strategic partners such as utilities and large customers;

•	economic conditions and regulations in the energy industry, especially in the electric utility industry, including the effects of changes in energy prices, electricity pricing and utility tariffs;

•	changes in the prices charged by our suppliers;

•	the effects of governmental regulations and regulatory changes in our markets, including emissions regulations; and

•	the effects of litigation, warranty claims and other claims and proceedings.

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

Due to all of these factors and the other risks, uncertainties and other factors discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations should not be relied on as an indication of our future performance. Quarterly, period or annual comparisons of our operating results are not necessarily meaningful or indicative of future performance.

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

Working Capital

At March 31, 2013, we had working capital of $54.2 million, including $18.2 million in cash and cash equivalents, compared to working capital of $59.2 million, including $19.1 million in cash and cash equivalents at December 31, 2012. Changes in the components of our working capital from December 31, 2012 to March 31, 2013 and from December 31, 2011 to March 31, 2012 are explained in greater detail below. At both March 31, 2013 and December 31, 2012, we had $20.0 million of available and unused borrowing capacity from our credit facility. However, the availability of this capacity under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants including financial ratios, as discussed below.

Cash Flows

The following table summarizes our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$2,407	$(666)
Net cash used in investing activities	(3,292)	(1,053)
Net cash provided by (used in) financing activities	(42)	1,767

Net increase (decrease) in cash and cash equivalents	$(927)	$48

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization and stock-based compensation expenses. Cash provided by (used in) operating activities also include the effect of changes in working capital and other activities, and cash provided by or used by our discontinued operations.

Cash provided by operating activities of $2.4 million for the first quarter 2013 included the effects of the following:

•	our income from continuing operations of $0.7 million;

•	non-cash charges of $1.4 million in depreciation and amortization;

•	stock-based compensation expense of $0.1 million;

•	a decrease of $4.7 million in accounts receivable;

•	an increase of $4.6 million in inventories;

•	a decrease of $0.7 million of accounts payable;

•	a net decrease of $0.2 million of accrued expenses including restructuring charges; and

•	a net decrease of $1.0 million in other assets and liabilities.

Cash used in operating activities of $0.7 million for the first quarter 2012 included the effects of the following:

•	our loss from continuing operations of $0.9 million;

•	non-cash charges of $1.1 million in depreciation and amortization;

•	stock-based compensation expense of $0.3 million;

•	a decrease of $4.3 million in accounts receivable;

•	an increase of $0.5 million in inventories;

•	an increase of $0.1 million in other assets and liabilities

•	a decrease of $1.5 million of accounts payable; and

•	a decrease of $3.4 million of accrued expenses.

Cash Used in Investing Activities

Cash used in investing activities was $3.3 million in the first quarter 2013 and cash used in investing activities was $1.1 million in the first quarter 2012. Historically, our principal cash investments have related to the purchase of equipment used in our production facilities, the acquisitions of certain contract rights, the acquisition and installation of equipment related to our recurring revenue sales, and the acquisition of businesses or technologies. During the first quarter 2013, we used $1.8 to million to acquire the ESCO business, we used $0.5 million to purchase and install equipment at our recurring revenue distributed generation sites and we used $1.0 million principally to acquire operational assets. In addition, subsequent to March 31, 2013, we used $6.5 million as partial consideration to acquire Solais which is not reflected in our cash used in investing activities in the first quarter 2013. During the first quarter 2012, we used $0.4 million to purchase and install equipment at our recurring revenue distributed generation sites, and we used $0.7 million principally to acquire operational assets.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $0.1 million in the first quarter 2013 and cash provided by financing activities was $1.8 million in the first quarter 2012. During the first quarter 2013, we received $0.2 million from the exercise of stock options and we used $0.3 million to repay our capital lease and term loan obligations. During the first quarter 2012, we received $2.4 million proceeds from a term loan, we used $0.4 million to repurchase shares of our common stock and we used $0.2 million to repay our capital lease and term loan obligations.

Capital Spending

Our capital expenditures during the first quarter 2013 were approximately $1.5 million, of which we used $0.5 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $1.0 million to purchase equipment and other capital items. Our capital expenditures during the first quarter 2012 were approximately $1.1 million, of which we used $0.4 million to purchase and install equipment for our PowerSecure-owned recurring revenue distributed generation systems, and we used $0.7 million to purchase equipment and other capital items.

We anticipate making capital expenditures of approximately $8.0 million for fiscal year 2013, including capital expenditures for our company-owned distributed generation systems deployed under long-term recurring revenue contracts, and operational assets, particularly for equipment used in our Utility Infrastructure business. Customer demand for our Distributed Generation systems under recurring revenue contract arrangements, and economic and financial conditions could cause us to reduce or increase those capital expenditures. The vast majority of our capital spending has to date been and will continue to be used for investments in assets related to our recurring revenue projects as well as equipment to support our growth.

Indebtedness

Line of Credit. We have had a credit facility with Citibank, N.A. (“Citibank”), as administrative agent and lender, and other lenders since entering into a credit agreement in August 2007. At March 31, 2013 and December 31, 2012, our credit agreement with Citibank along with Branch Banking and Trust Company (“BB&T”) as additional lender, consists of a $20.0 million senior, first-priority secured revolving and term credit facility. The credit facility is guaranteed by all of our active subsidiaries and secured by all of our assets and the assets of our active subsidiaries.

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

The credit facility is not subject to any borrowing base computations or limitations, but does contain certain financial covenants. Under the credit agreement, if cash on hand does not exceed funded indebtedness by at least $5.0 million, then our minimum fixed charge coverage ratio must be in excess of 1.25, where the fixed charge coverage ratio is defined as the ratio of the aggregate of our trailing 12 month consolidated EBITDA plus our lease expense minus our taxes based on income and payable in cash, divided by the sum of our consolidated interest charges plus our lease expenses plus our scheduled principal payments and dividends, computed over the previous period. In addition, we are required to maintain a minimum consolidated tangible net worth, computed on a quarterly basis, of not less than the sum of $80.0 million, plus an amount equal to 50% of our net income each fiscal year commencing January 1, 2012, with no reduction for any net loss in any fiscal year, plus 100% of any equity we raise through the sale of equity interests, less the amount of any non-cash charges or losses. Also, the ratio of our funded indebtedness to our capitalization, computed as funded indebtedness divided by the sum of funded indebtedness plus stockholders equity, cannot exceed 25%. As of March 31, 2013, we were in compliance with these financial covenants.

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

There were no balances outstanding on the revolving portion of the credit facility at, or during the three months ended, March 31, 2013 or at December 31, 2012 or at May 8, 2013. We currently have $20.0 million available to borrow under the credit facility. However, the availability of this capital under our credit facility includes restrictions on the use of proceeds, and is dependent upon our ability to satisfy certain financial and operating covenants, as described above.

Term Loan. The credit agreement described above also provided for a $2.4 million five year term loan which we completed on February 7, 2012. The term loan is secured by deeds of trust we granted for the benefit of the lenders on the real estate and offices of our headquarters in Wake Forest, North Carolina and on the real estate and offices of our PowerFab facility in Randleman, North Carolina. The term loan was made under the credit agreement, and upon the same terms and conditions including covenants and interest rates, except that we are required to make quarterly principal repayments of $40 thousand, plus interest, on the term of the term loan based on a 15 year amortization schedule with the remaining outstanding principal balance due and payable on November 12, 2016. The outstanding balance on our term loan was $2.2 million and $2.2 million at March 31, 2013, and December 31, 2012, respectively.

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

Under the lease guaranty, we have unconditionally guaranteed the obligation of our PowerSecure subsidiary under the lease for the benefit of the lessor. Our capital lease obligation at March 31, 2013 and December 31, 2012 was $2.6 million and $2.8 million, respectively.

Preferred Stock Redemption. The terms of our Series B preferred stock required us to redeem all shares of our Series B preferred stock that remained outstanding on December 9, 2004 at a redemption price equal to the liquidation preference of $1 thousand per share plus accumulated and unpaid dividends. Our remaining redemption obligation at March 31, 2013, to holders of outstanding shares of Series B preferred stock that have not been redeemed, is $0.1 million.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. We lease certain office space, operating facilities and equipment under long-term lease agreements; in February 2012, we completed a $2.4 million term loan under our credit facility; to the extent we borrow under the revolving portion of our credit facility, we are obligated to make future payments under that facility; we have restructuring and cost reduction obligations; we have a deferred compensation obligation; and we have a non-compete agreement providing for on-going payments. At March 31, 2013, we also had a liability for unrecognized tax benefits and related interest and penalties totaling $0.9 million. We do not expect a significant payment related to these obligations within the next year and we are unable to make a reasonably reliable estimate if and when cash settlement with a taxing authority would occur. Accordingly, the information in the table below, which is as of March 31, 2013, does not include the liability for unrecognized tax benefits (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2013	1-3 Years	4-5 Years	More than 5 Years
Revolving portion of credit facility (1)	$—	$—	$—	$—	$—
Term loan (2)	2,453	177	456	1,820	—
Capital lease obligations (2)	2,792	761	2,031	—	—
Operating leases	10,845	2,227	5,015	3,065	538
Deferred compensation (3)	2,661	—	2,661	—	—
Non-compete agreement	200	—	200	—	—
Series B preferred stock	104	104	—	—	—
Restructuring and cost reduction obligations	493	321	172	—	—

Total	$19,548	$3,590	$10,535	$4,885	$538

(1)	Total repayments are based upon borrowings outstanding as of March 31, 2013, not actual or projected borrowings after such date. Repayments do not included interest that may become due and payable in any future period.
(2)	Repayments amounts include interest on the term loan at the interest rate in effect as of March 31, 2013 and on the capital lease obligation at the interest rate per the agreement.
(3)	Total amount represents our expected obligation on the deferred compensation arrangement and does not include the value of the restricted annuity contract, or interest earnings thereon, that we purchased to fund our obligation.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2013, we had approximately $65 million in surety bonds outstanding, including those surety bonds issued in connection with the contracts and projects acquired from Lime in the acquisition of the ESCO business on February 28, 2013. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. In addition, from time to time, PowerSecure International, Inc. guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers and vendors.

Off-Balance Sheet Arrangements

During the first quarter 2013, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment – In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard became effective for us on a prospective basis commencing January 1, 2013. The adoption of this standard had no effect on our financial position or results of operations.

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

At March 31, 2013, our cash and cash equivalents balance was approximately $18.2 million, and $2.2 million was outstanding on a term loan under the credit facility. Our credit facility, which is comprised of a revolving credit line and a term loan, bears interest at a rate based on LIBOR or an alternative base rate based on prevailing interest rates, in each case plus an applicable margin based on our leverage ratio. From time to time we enter into interest rate swap agreements to reduce our exposure to interest rate fluctuations under the credit facility.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in disputes and legal proceedings. There has been no material change in our pending legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 1A.	Risk Factors

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which have not materially changed as of the date of this report, except for the addition of the following risk factor:

We may issue a substantial number of shares of our common stock in the future, and stockholders may be adversely affected by the issuance of those shares.

We may raise additional capital by issuing shares of our common stock in the future, which would increase the number of shares outstanding and may result in dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have filed a universal shelf registration statement on Form S-3 which, upon effectiveness, would allow us to issue up to $70 million in any combination of common stock, preferred stock, warrants and units in offerings for cash. We have also filed an acquisition shelf registration statement on Form S-4 which, upon effectiveness, would allow us, in connection with acquisitions, to issue up to 2.5 million shares of common stock. Shares issued under either shelf registration statement would be freely tradable upon issuance. In addition, from time to time we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements, including shares of common stock issued in connection with the acquisition of Solais which are being registered for resale on the Form S-3, and may do so in the future. The issuance, and the resale or potential resale, of shares of our common stock in connection with acquisitions or otherwise could adversely affect the market price of our common stock, and could be dilutive to our stockholders depending on the performance of the acquired business and other factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2011, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $5.0 million in shares of our common stock. On December 3, 2012, our Board of Directors authorized an increase in the stock repurchase program to provide for the repurchase of up to an additional $5.0 million in shares of our common stock. Our Board of Directors’ authorization specifies the maximum dollar amount but not the maximum number of shares to be repurchased. Repurchases of shares can be made from time to time in open market purchases or in privately negotiated transactions. The timing and amount of any shares repurchased are determined in the discretion of our management based on its evaluation of market conditions and other factors. On December 3, 2012, in connection with the increase in the size of the stock repurchase plan, our Board of Directors extended the plan to continue for a period of up to 24 months thereafter, although the plan may be suspended from time to time or discontinued at any time, or the plan may be renewed or further extended, in the discretion of our Board of Directors.

During the quarter ended March 31, 2013, we did not repurchase any shares of our common stock, and as of the end of the quarter we had $5.1 million remaining on our authorization.

Item 6.	Exhibits

(2.1)	Asset Purchase and Sale Agreement, dated as of February 28, 2013, among Lime Energy Services Co., Lime Energy Co. and PowerSecure, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed March 1, 2013.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Taxonomy Extension Schema Document

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished herewith and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to liability under these sections, and is not part of, incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSECURE INTERNATIONAL, INC.

Date: May 8, 2013	By:	/s/ Sidney Hinton
Sidney Hinton
President and Chief Executive Officer

Date: May 8, 2013	By:	/s/ Christopher T. Hutter
Christopher T. Hutter
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary